Form 10-Q
period 2014-09-30
Hydra Industries Acquisition Corp.
filed 2014-12-05
CIK 1615063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-36689

HYDRA INDUSTRIES ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-1025534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

250 West 57th Street, Suite 2223 New York, NY	10107
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 565-3861

3 Columbus Circle, 16th Floor
New York, NY 10107

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No ☐

As of December 5, 2014, there were 10,300,000 shares of the Company’s common stock issued and outstanding.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Balance Sheet
As of September 30, 2014
(Unaudited)

ASSETS
Current asset – Cash and cash equivalents	$47,150
Deferred offering costs	165,732
Other assets	43,545
TOTAL ASSETS	$256,427
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued offering costs	$57,500
Advance from related party	7,975
Promissory notes – related parties	169,499
Total Liabilities	234,974
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	—
Common stock, $0.0001 par value; 29,000,000 shares authorized; 2,875,000 shares issued and outstanding(1)	288
Additional paid-in capital	24,712
Accumulated deficit	(3,547)
Total Stockholders’ Equity	21,453
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$256,427

(1)	Included an aggregate of 375,000 shares of common stock held by the initial stockholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Notes 7 and 8).

The accompanying notes are an integral part of the condensed financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2014	For the Period from May 30, 2014 (inception) through September 30, 2014
Formation and operating costs	$3,144	$3,547
Net Loss	$(3,144)	$(3,547)
Weighted average shares outstanding, basic and diluted(1)	$2,500,000	$2,500,000
Basic and diluted net loss per common share	$(0.00)	$(0.00)

(1)	Excluded an aggregate of 375,000 shares of common stock held by the initial stockholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Notes 7 and 8).

The accompanying notes are an integral part of the condensed financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Statement of Changes in Stockholders’ Equity
For the period from May 30 2014 (inception) through September 30, 2014
(Unaudited)

	Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance – May 30, 2014 (Inception)	—	$—	$—	$—	$—
Issuance of common stock	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(3,547)	(3,547)
Balance – September 30, 2014	2,875,000	$288	$24,712	$(3,547)	$21,453

(1)	Included an aggregate of 375,000 shares of common stock held by the initial stockholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Notes 7 and 8).

The accompanying notes are an integral part of the condensed financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Statement of Cash Flows
For the period from May 30 2014 (inception) through September 30, 2014
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(3,547)
Changes in operating assets and liabilities:
Accrued expenses	2,748
Other assets	(43,545)
Net cash used in operating activities	(44,344)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsors	25,000
Payment of offering costs	(78,005)
Proceeds from promissory notes – related parties	169,499
Repayment of advances from related party	(25,000)
Net cash provided by financing activities	91,494
Net Change in Cash and Cash Equivalents	47,150
Cash and Cash Equivalents – Beginning	—
Cash and Cash Equivalents – Ending	$47,150
Supplemental disclosures of cash flow information:
Offering costs included in accrued offering costs	$57,500
Offering costs paid by related party	$30,227
Payment of operational costs pursuant to a related party advance	$2,748

The accompanying notes are an integral part of the condensed financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Hydra Industries Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on May 30, 2014. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (“Business Combination”).

At September 30, 2014, the Company had not yet commenced operations. All activity through September 30, 2014 related to the Company’s formation and its Initial Public Offering, which is described below. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective on October 24, 2014. The Company consummated the Initial Public Offering of 8,000,000 units (“Units”) at $10.00 per unit on October 29, 2014, generating gross proceeds of $80,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of 7,500,000 warrants (“Private Placement Warrants”) at a price of $0.50 per warrant to certain of the Company’s stockholders, generating gross proceeds of $3,750,000, which is described in Note 4.

Transaction costs amounted to $5,223,296, inclusive of $2,000,000 of underwriting fees, $2,800,000 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $423,296 of Initial Public Offering costs. In addition, $1,326,704 of cash was available to fund operations and held outside of the Trust Account.

Following the closing of the Initial Public Offering on October 29, 2014, an amount of $80,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) and subsequently invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “1940 Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, and will remain invested in U.S. government securities until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s Units are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s Business Combination must be with a target business or businesses whose collective fair market value is equal to at least 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, may either (i) seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination or (ii) provide its stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote). The Business Combination must be approved by the board of directors. In addition, the Company’s Business Combination must be approved by MIHI LLC (the “Macquarie sponsor”) as a condition to the Contingent Forward Purchase Contract (as described in Note 6). In the event that the Company seeks stockholder approval in

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS  – (continued)

connection with a Business Combination, the Company will proceed with a Business Combination only if a majority of the outstanding shares that are voted are voted in favor of the Business Combination. In connection with such vote, the Company will provide its stockholders with the opportunity to redeem their shares of the Company’s common stock upon the consummation of a Business Combination for a pro-rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to pay taxes). However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Hydra Industries Sponsor LLC (the “Hydra sponsor”) and the Macquarie sponsor (together with the Hydra sponsor, the “Sponsors”) and the other initial stockholders of the Company have agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote their founders shares (as defined in Note 5) and any public shares purchased, in favor of approving a Business Combination. Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of the Business Combination and it does not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to an aggregate of 25% or more of the shares sold in the Initial Public Offering.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purposes of winding up its affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including a portion of the interest earned thereon (net of any taxes payable, and less up to $50,000 of interest to pay dissolution expenses), pro rata to the Company’s public stockholders by way of redemption of the Company’s public shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of the Company’s plan of dissolution and liquidation.

The initial stockholders have agreed to waive their redemption rights with respect to the founder shares (i) in connection with the consummation of a Business Combination, (ii) if the Company fails to consummate a Business Combination within the Combination Period, and (iii) upon the Company’s liquidation upon the expiration of the Combination Period. However, if the Company’s initial stockholders should acquire public shares in or after the Initial Public Offering, they will be entitled to redemption rights with respect to such public shares if the Company fails to consummate a Business Combination within the required time period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Initial Public Offering ($10.00 per share). A. Lorne Weil, the Company’s Chairman and Chief Executive Officer and the managing member of the Hydra sponsor, has agreed that he will be liable to the Company, and the Macquarie sponsor has agreed to indemnify Mr. Weil for 50% of any such liability, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per share or such lesser amount per share of Common Stock held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS  – (continued)

withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

The Company will seek to reduce the possibility that Mr. Weil will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors and the provider of the Company’s directors’ and officers’ liability insurance), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

Emerging growth company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement declared effective pursuant to the Secutities Act or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies are required to adopt the new or revised standard.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2014.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by certain of the Company’s initial stockholders. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that were subject to forfeiture if the over-allotment option is not

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

exercised by the underwriters (see Note 8). At September 30, 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2014, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Deferred offering costs

Deferred offering costs consist principally of legal, accounting and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering on October 29, 2014.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

NOTE 3. INITIAL PUBLIC OFFERING

On October 29, 2014, the Company sold 8,000,000 Units at a purchase price of $10.00 per Unit in its Initial Public Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value (“Common Stock”), one right (“Public Right”) and one redeemable common stock purchase warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of Common Stock upon the consummation of a Business Combination. The Company did not register the shares of Common Stock issuable upon exercise of the Public Warrants. However, the Company has agreed to use its best efforts to file within 15 business days of the closing of a Business Combination and have an effective registration statement within 60 business days of the closing of a Business Combination covering the shares of Common Stock issuable upon exercise of the Public Warrants, to maintain a current prospectus relating to those shares of Common Stock until the earlier of the date the Public Warrants expire or are redeemed and, the date on which all of the Public Warrants have been exercised and to qualify the resale of such shares under state blue sky laws, to the extent an exemption is not available. Each Public Warrant entitles the holder to purchase one-half share of Common Stock at an exercise price of $5.75 ($11.50 per whole share). The Public Warrants may be exercised only for a whole number of shares of Common Stock. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination, or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the consummation of a Business Combination or earlier upon redemption or liquidation. The Public Warrants will be redeemable by the Company at a price of $0.01 per warrant upon 30 days’ prior written notice after the Public Warrants become exercisable, only in the event that the last sale price of the Common Stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given. The Company will not redeem the Public Warrants unless an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those shares of Common Stock is available throughout the

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING  – (continued)

30-day redemption period except if the Public Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the Public Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Public Warrants, multiplied by the difference between the exercise price of the Public Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Public Warrants.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, Mr. Weil, the Macquarie sponsor and Martin E. Schloss, the Company’s Executive Vice President, General Counsel and Secretary, purchased an aggregate of 7,500,000 Private Placement Warrants at a price of $0.50 per warrant ($3,750,000 in the aggregate) in a private placement. Each Private Placement Warrant is exercisable to purchase one-half share of Common Stock at $5.75 per half share. The Private Placement Warrants may be exercised only for a whole number of shares of Common Stock. No fractional shares will be issued upon exercise of the Private Placement Warrants. The purchase price of the Private Placement Warrants was added to the net proceeds from the Initial Public Offering held in the Trust Account, less $750,000 for offering expenses and $1,000,000 for working capital to be held outside of the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used, in part, to fund the redemption of the Company’s public shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions with respect to the Private Placement Warrants.

The Sponsors have agreed that the Private Placement Warrants and the Common Stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days following consummation of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or such purchasers’ permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In July 2014, the Company issued 2,875,000 shares of Common Stock to the Sponsors, of which an aggregate of 575,000 shares were returned to the Company and subsequently cancelled (the “founder shares”), for an aggregate purchase price of $25,000 (see Note 7). The founder shares are identical to the shares of Common Stock included in the Units sold in the Initial Public Offering, except that (1) the founder shares are subject to certain transfer restrictions, as described in more detail below, and (2) the Company’s initial stockholders have agreed: (i) to waive their redemption rights with respect to their founder shares in connection with the consummation of a Business Combination and (ii) to waive their redemption rights with respect to their founder shares if the Company fails to complete a Business Combination within the Combination Period.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS  – (continued)

However, the Company’s initial stockholders will be entitled to redemption rights with respect to any public shares they hold by way of public market purchase if the Company fails to consummate a Business Combination within such time period. If the Company submits a Business Combination to its public stockholders for a vote, the initial stockholders have agreed to vote their founder shares and any public shares purchased in favor of a Business Combination.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (1) one year after a Business Combination or (2) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after a Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property (the “Lock Up Period”). Notwithstanding the foregoing, if the last sale price of the Company’s Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, the founder shares will be released from the lock-up.

Related Party Advances

As of September 30, 2014, Lorne Weil, Inc., a company owned by Mr. Weil and an affiliate of the Hydra sponsor, advanced an aggregate of $32,975 directly to the Company’s vendors for Initial Public Offering costs and other operational costs. The advances are non-interest bearing, unsecured and due on demand. As of September 30, 2014, the Company repaid $25,000 of such advances.

Promissory Notes

On July 25, 2014, the Company entered into a promissory note with each of the Sponsors, whereby the Sponsors agreed to loan the Company up to an aggregate of $125,000 each (“Promissory Notes”) to be used in part for expenses incurred in connection with the Initial Public Offering. The Promissory Notes were non-interest bearing, unsecured and due at the earlier of March 31, 2015 or the closing of the Initial Public Offering. As of September 30, 2014, the Sponsors loaned the Company $169,499 under these Promissory Notes. The Promissory Notes were repaid upon the consummation of the Initial Public Offering.

NOTE 6. COMMITMENTS & CONTINGENCIES

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which the Company pays Lorne Weil, Inc. a total of $10,000 per month for office space, utilities and secretarial support commencing on October 24, 2014. Upon the completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsors have each committed $250,000, for an aggregate of $500,000, in accordance with the unsecured promissory notes the Company will issue to the Sponsors pursuant to an expense advance agreement between the Company and the Sponsors, to be provided to the Company in the event that funds held outside of the Trust Account are insufficient to fund its expenses after the Initial Public Offering and prior to a Business Combination (including investigating and selecting a target business and other working capital requirements) and the Sponsors may, but are not obligated to, loan the Company additional funds as may be required. If the Company consummates a Business Combination, the Company expects to repay such non-interest bearing loaned amounts. In the event that the Business Combination does not close, the Company may use a portion

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

NOTE 6. COMMITMENTS & CONTINGENCIES  – (continued)

of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,000,000 of all loans made to the Company may be convertible into warrants of the post Business Combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

Contingent Forward Purchase Contract

On October 24, 2014, the Macquarie sponsor entered into a contingent forward purchase contract with the Company (the “Contingent Forward Purchase Contract”) to purchase, in a private placement for gross proceeds of $20,000,000 to occur concurrently with the consummation of the Business Combination, 2,000,000 Units on the same terms as the sale of the Units in the Initial Public Offering at $10.00 per Unit (which includes 2,000,000 rights which will be exchanged for 200,000 shares of Common Stock) (“Private Placement Units”), and 500,000 shares of the Company’s Common Stock on the same terms as the sale of the founder shares to the Sponsors prior to the Initial Public Offering (“Private Placement Shares”). The funds from the sale of the Private Placement Units and the Private Placement Shares will be used as part of the consideration to the sellers in the Business Combination; any excess funds from the Private Placement Units will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares.

As a closing condition to the Contingent Forward Purchase Contract, the Company has agreed not to consummate a Business Combination without the Macquarie sponsor’s consent; provided, however, that if the Company fails to consummate a Business Combination within the Combination Period, and the Company’s board of directors (other than the Macquarie sponsor designee) unanimously votes in favor of a proposed Business Combination and the Macquarie sponsor decides to withhold its vote on the Business Combination, the Macquarie sponsor will be, subject to customary conditions, obligated to pay a $740,000 fee to the Hydra sponsor. In such event, the Private Placement Warrants purchased by the Macquarie sponsor and the Hydra sponsor will expire worthless. Notwithstanding the foregoing, in the event the Macquarie sponsor withholds consent to consummate a Business Combination because of regulatory reasons or the Business Combination involves a competitor to the Macquarie sponsor, its affiliates, or an entity in which the Macquarie sponsor or an affiliate has an equity interest, then the Macquarie sponsor is not obligated to pay the $740,000 fee, the Company may proceed with such Business Combination, the Macquarie sponsor will be permitted to sell its Private Placement Warrants and founder shares (provided that the transferee agrees to be bound by the transfer restrictions, lock-up provisions, registration rights, voting obligations and other such restrictions and rights of the transferred Private Placement Warrants and founder shares), the Hydra sponsor will use its best efforts to facilitate a sale of the Macquarie sponsor’s Private Placement Warrants and founder shares, and the term of the Macquarie sponsor’s nominee for the Board of Directors will automatically terminate and such board seat will remain vacant until filled by a successor duly appointed by the Hydra sponsor.

Right of First Refusal

Pursuant to an agreement dated October 24, 2014, the Company has granted Macquarie Capital (USA) Inc. (“Macquarie Capital”), an affiliate of the Macquarie sponsor, a right of first refusal for a period of 36 months from the closing of the Initial Public Offering to provide certain financial advisory, underwriting, capital raising, and other services for which they may receive fees. The amount of fees the Company pays to Macquarie Capital will be based upon the prevailing market for similar services rendered by global full-service investment banks for such transactions, and will be subject to the review of the Company’s Audit Committee pursuant to the Audit Committee’s policies and procedures relating to transactions that may present conflicts of interest.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

NOTE 6. COMMITMENTS & CONTINGENCIES  – (continued)

Registration Rights

Pursuant to a registration rights agreement entered into on October 24, 2014 with the Company’s initial stockholders and purchasers of the Private Placement Warrants and the Contingent Forward Purchase Contract, the Company is required to register certain securities for sale under the Securities Act. Each of the sponsors will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,200,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters are entitled to an underwriting discount of up to 6.0%, of which two and one-half percent (2.5%), or $2,000,000, was paid in cash at the closing of the Initial Public Offering on October 29, 2014, and up to three and one-half percent (3.5%) has been deferred. The deferred fee, including any amounts raised pursuant to the over-allotment option, will be payable in cash upon the closing of a Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At September 30, 2014, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 29,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each common share. At September 30, 2014, there were 2,875,000 shares of Common Stock issued and outstanding, of which 375,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the Company’s initial stockholders will own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Units of the Initial Public Offering).

On October 24, 2014, the Sponsors and certain other stockholders of the Company returned to the Company an aggregate of 575,000 founder shares, which were cancelled by the Company. Accordingly, at October 24, 2014, there were 2,300,000 shares of Common Stock issued and outstanding, of which 300,000 shares are subject to forfeiture by certain initial stockholders to the extent that the underwriters’ over-allotment is not exercised in full, so that the Company’s initial stockholders will own 20% of the issued and outstanding shares after the consummation of the Initial Public Offering.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

NOTE 8. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the financial statements were available for issuance are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, except as discussed elsewhere, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment to or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to Hydra Industries Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Hydra Industries Sponsor LLC (the “Hydra sponsor”) and MIHI LLC (the “Macquarie sponsor”). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement and prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on May 30, 2014 as a Delaware corporation and formed for the purpose of consummating a Business Combination. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and a sale of warrants in a private placement that occurred simultaneously with the completion of the Initial Public Offering, our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2014 were organizational activities and those necessary to prepare for the Initial Public Offering described below. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering, which we expect to be insignificant in view of the low interest rates on risk-free investments. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from May 30, 2014 (inception) through September 30, 2014, we had a net loss of $3,547 and incurred costs of $165,732 with regard to the Company’s Initial Public Offering which were classified as deferred offering costs on the Company’s condensed balance sheet at September 30, 2014.

The Company’s entire activity from May 30, 2014 (inception) through September 30, 2014, was in preparation for the Initial Public Offering, which was consummated on October 29, 2014. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 24 months from the closing of our Initial Public Offering.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $47,150. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our Common Stock by the Sponsors, monies loaned by our Sponsors under certain unsecured promissory notes and advances by Lorne Weil, Inc.

Subsequent to the quarterly period covered by this report, on October 29, 2014, we consummated the Initial Public Offering of 8,000,000 Units at a price of $10.00 per Unit generating gross proceeds of $80,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the private sale of an aggregate of 7,500,000 Private Placement Warrants, each exercisable to purchase one-half of one share of our Common Stock at $5.75 per half share ($11.50 per whole share), to Mr. Weil, the Macquarie sponsor and Mr. Schloss at a price of $0.50 per warrant, generating gross proceeds of $3,750,000. Following the Initial Public Offering, which resulted in a total of $80,000,000 being placed into a Trust Account, we had $1,326,704 in cash held outside of the Trust Account after payment of all costs related to the Initial Public Offering. We incurred $5,223,296 in Initial Public Offering related costs, including $2,000,000 of underwriting fees, $2,800,000 of deferred underwriting fees (which are held in the Trust Account) and $423,296 of Initial Public Offering Costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (net of taxes payable), excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest to pay taxes, if any. We estimate our annual franchise tax obligations, based on the number of shares of our Common Stock authorized and outstanding after the completion of the Initial Public Offering, to be approximately $85,750. Our annual income tax obligations will depend on the amount of interest income earned on the amounts held in the Trust Account. We do not expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Hydra sponsor a monthly fee of $10,000 for office space, utilities and secretarial support provided to the Company. We began incurring these fees on October 24, 2014 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of Common Stock subject to forfeiture by certain of our initial stockholders.

Deferred offering costs

Deferred offering costs consist principally of legal, accounting and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering on October 29, 2014.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent accounting pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through September 30, 2014 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at September 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated October 24, 2014 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated October 24, 2014 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In July 2014, the Sponsors purchased an aggregate of 2,875,000 shares of Common Stock, for an aggregate offering price of $25,000, at an average purchase price of approximately $0.01 per share. On October 24, 2014, the Sponsors and certain other stockholders of the Company returned to the Company an aggregate of 575,000 founder shares, which were cancelled by the Company. Up to 300,000 founder shares are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option in connection with the Initial Public Offering is exercised. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each purchaser is an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds

Subsequent to the quarterly period covered by this report, on October 29, 2014, we consummated our Initial Public Offering of 8,000,000 Units, with each Unit consisting of one share of our Common Stock, one right to receive one-tenth of one share of our Common Stock upon our completion of the Business Combination, and one warrant to purchase one-half of one share of our Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share). No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Common Stock to be issued to the warrant holder. Each warrant will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the closing of the Initial Public Offering. However, if we do not complete a Business Combination within the Combination Period, the warrants will expire at the end of such period. If we are unable to deliver registered shares of Common Stock to the holder upon exercise of warrants issued in connection with the 8,000,000 Units during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. The warrants will expire five years after the completion of our Business Combination or earlier upon redemption or liquidation. Once the warrants issued in connection with the Initial Public Offering become exercisable, we may redeem those outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, but if, and only if, the last sale price of our Common Stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

The Units in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $80,000,000. UBS Securities LLC acted as sole book-running manager and EarlyBirdCapital, Inc. acted as co-manager for the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-198236). The SEC declared the registration statement effective on October 24, 2014.

We paid a total of $2,000,000 in underwriting discounts and commissions and approximately $423,296 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $2,800,000 in underwriting discounts and commissions, and up to this amount will be payable upon consummation of the Business Combination. Concurrently with the closing of the Initial Public Offering, we repaid our Hydra sponsor $109,749 and our Macquarie Sponsor $84,750, respectively, in satisfaction of certain outstanding promissory notes.

After deducting the underwriting discounts and commissions (excluding the deferred portion of up to $2,800,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the Business Combination if consummated) and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the Private Placement Warrants was $81,326,704, of which $80,000,000 (or approximately $10.00 per unit sold in the Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDRA INDUSTRIES ACQUISITION CORP.
Date: December 5, 2014	/s/ A. Lorne Weil Name: A. Lorne Weil Title: Chief Executive Officer and Chairman (Principal Executive Officer)
Date: December 5, 2014	/s/ Jeffrey S. Lipkin Name: Jeffrey S. Lipkin Title: Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)