Form 10-K
period 2014-12-31
Hydra Industries Acquisition Corp.
filed 2015-03-13
CIK 1615063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 001-36689

HYDRA INDUSTRIES ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-1025534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

250 West 57th Street, Suite 2223 New York, NY	10107
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (646) 565-3861

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants to purchase one-half of one share of Common Stock	The NASDAQ Stock Market LLC
Rights, exchangeable into one-tenth of one share of Common Stock	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock, one Right and one Warrant	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the NASDAQ Capital Market on October 24, 2014 and the registrant’s shares of common stock, rights and warrants began trading on the NASDAQ Capital Market on December 11, 2014. The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on December 31, 2014, as reported on the Nasdaq Capital Market, was $76,506,774.

As of March 5, 2015, there were 10,000,000 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

•	“we,” “us,” “company” or “our company” are to Hydra Industries Acquisition Corp.;
•	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);
•	“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided, that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
•	“management” or our “management team” are to our executive officers and directors;
•	“Hydra sponsor” are to Hydra Industries Sponsor LLC, a Delaware limited liability company, an affiliate of A. Lorne Weil, our Chairman and Chief Executive Officer;
•	“Macquarie sponsor” are to MIHI LLC, a Delaware limited liability company and a subsidiary of Macquarie Group Limited (ASX:MQG);
•	“sponsors” are to our Hydra sponsor and our Macquarie sponsor, collectively;
•	“founder shares” are to shares of our common stock initially purchased by our sponsors in a private placement prior to our initial public offering;
•	“private placement warrants” are to the warrants issued to certain of our initial stockholders in a private placement simultaneously with the closing of our initial public offering;
•	“private placement units” are to the 2,000,000 units our Macquarie sponsor has agreed to purchase on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit, to occur concurrently with the consummation of our initial business combination;
•	“private placement shares” are to the 500,000 shares of our common stock to be purchased by our Macquarie sponsor on substantially the same terms as the founder shares, to occur concurrently with the consummation of our initial business combination;
•	“initial stockholders” are to holders of the shares of our common stock prior to our initial public offering.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
•	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 20. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

Item 1.	Business

Introduction

We are a blank check company incorporated on May 30, 2014 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses.

While we may pursue an acquisition opportunity in any industry sector, or geographical location, we are focused on businesses that complement our management team’s background, and capitalize on our management team’s track record to identify, acquire, operate and develop businesses.

Business Opportunity Overview

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, to build on, a business through follow-on mergers and acquisitions and business development initiatives. We are looking to pursue a scalable business as our initial acquisition candidate. Our strategy is based on our management’s belief that our initial business combination will serve as a platform to create value over time. This is very similar to how our management team built Scientific Games Corporation (NASDAQ: SGMS), or Scientific Games, for nearly 25 years.

Specifically, we are focused on finding acquisition targets that enjoy some combination of the following characteristics where the management team has significant operating expertise:

•	Application of specific technologies;
•	Businesses where secure data or secure printing are a critical component to the execution of the operation;
•	Logistics or logistical services;
•	Potential for international expansion;
•	Domestic or foreign government procurement or privatization;
•	Complicated regulatory requirements; and
•	Synergistic M&A/joint venture opportunities.

Over the course of their careers, the members of our management team and board of directors have developed a broad network of contacts and relationships that we believe are useful for sourcing investment opportunities. This network has provided our management team with leads and referrals that resulted in numerous acquisitions in the past. We believe our management team is well positioned to create value for our stockholders, and that our contacts and relationships, ranging from owners of private and public companies, private equity funds, hedge funds, distressed debt funds, investment bankers, attorneys, accountants and business brokers will allow us to generate attractive acquisition opportunities.

Throughout this Report, we refer to our sponsors individually as our Hydra sponsor and our Macquarie sponsor. Our Macquarie sponsor, MIHI LLC, is a wholly owned subsidiary of Macquarie Holdings (U.S.A.) Inc., which, in turn, is a wholly owned subsidiary of Macquarie Group Limited (ASX: MQG), or Macquarie. Macquarie is a global provider of banking, financial, advisory, investment, and funds management services. Macquarie’s main business focus is generating returns to investors and stockholders by providing a diversified range of services to clients. Macquarie acts on behalf of institutional, corporate, and retail clients and counterparties around the world. Founded in 1969, Macquarie operates in 65 office locations in 28 countries, employs approximately 14,050 people and has assets under management of over $372 billion (as of December 31, 2014).

Macquarie’s advisory, capital raising and principal investing capabilities is conducted through its Macquarie Capital business. The firm provides varied services to corporate, financial sponsor and government clients involved in mergers and acquisitions, debt and equity fund raising, corporate restructuring, project finance and public private partnerships. In the U.S., operating through Macquarie Capital (USA) Inc., a whole owned subsidiary of Macquarie, Macquarie Capital has deep specialist sector expertise and a comprehensive advisory and capital markets platform. Macquarie Capital’s expertise spans a variety of industry sectors including:

•	Industrials;
•	Telecommunications, Media, Entertainment and Gaming;
•	Financial Institutions;
•	Real Estate;
•	Resources;
•	Infrastructure; and
•	Power, Utilities and Renewables.

We intend to capitalize on the substantial resources and the global infrastructure of our Macquarie sponsor. Macquarie Capital has significant investing experience in the United States and has leveraged its relationships to source and execute potential deals.

We intend to capitalize on the experience and capabilities of our management team to identify prospective target businesses. Our management team has worked together at Scientific Games, where they have proven their ability to identify, acquire and operate a number of businesses in a manner similar to the process anticipated for our initial target business. Our management team is a very hands on, entrepreneurial and growth oriented team with highly complementary and relevant skill sets. Management’s professional experience spans operations, strategy, mergers and acquisitions, capital raising, corporate finance, accounting, compliance/regulatory matters and law. During 2009 to 2014, members of our management team were the primary drivers of, and successfully completed, nine strategic mergers and acquisitions transactions, ranging in value from $4 million to $1.5 billion, while at Scientific Games, including the acquisition of WMS Industries in October 2013. Members of our management team were also the primary drivers of, and successfully completed, five key joint ventures and alliances, including the privatization of four lotteries, while at Scientific Games. Together, these business development activities have facilitated significant growth for Scientific Games during this time period.

Past performance by Mr. Weil or Macquarie is not a guarantee either of success with respect to any business combination we may consummate or that we will be able to locate a suitable candidate for our initial business combination.

Significant Activities Since Inception

On October 29, 2014, we consummated our initial public offering of 8,000,000 units, each unit consisting of one share of common stock, par value $0.0001 per share, one right to receive one-tenth of one share of common stock upon the completion of our business combination, and one warrant to purchase one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share), pursuant to a registration statement on Form S-1 (File No. 333-198236). The units were sold in our initial public offering at an offering price of $10.00 per unit, generating gross proceeds of $80,000,000 (before underwriting discounts and commissions and offering expenses). Simultaneously with the consummation of our initial public offering, we completed a private placement of an aggregate of 7,500,000 warrants, issued to Mr. Weil, MIHI LLC and Martin E. Schloss, our Executive Vice President, General Counsel and Secretary, generating gross proceeds of $3,750,000. A total of $80,000,000 from the net proceeds from our initial public offering and the private placement were placed in a trust account established for the benefit of our public stockholders.

The units began trading on October 24, 2014 on the NASDAQ Capital Market under the symbol “HDRAU”. Commencing December 11, 2014, the securities comprising the units began to trade separately. The units, common stock, warrants and rights are trading on the NASDAQ Capital Market under the symbols “HDRAU,” “HDRA,” “HDRAW” and “HDRAR,” respectively.

Initial Business Combination

NASDAQ rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from a qualified independent accounting firm or an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

•	Middle-Market Businesses. We seek to acquire one or more businesses with an aggregate enterprise value of approximately $250 million to $500 million, determined according to reasonably accepted valuation standards and methodologies. We believe that the middle market segment provides the greatest number of opportunities for investment and is the market most consistent with our management team’s previous investment history. This segment is where we believe we have the strongest network to identify opportunities and where our experience in developing companies will be useful.
•	Businesses with Proven Track Records and Strong Free Cash Flow Generation. We seek to acquire one or more businesses that already have consistent, stable and increasing free cash flow. We will focus on one or more businesses that have a history of strong operating and financial results, strong fundamentals, and predictable revenue streams.
•	Businesses that Will Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

•	Experienced Management Team. We seek to acquire one or more businesses with an experienced management team that provides a platform for us to further develop the management capabilities of the acquired business. We seek to partner with a potential target’s management team and expect that the operating and financial abilities of our executive team and board will complement their own capabilities.
•	Businesses with a Catalyst that Will Significantly Improve Financial Performance. We seek to acquire one or more established businesses where we believe that our operating expertise will serve as a catalyst for near term improvement in the business performance or to help to develop the acquired business as a platform for long term growth. Our operating expertise comes from our experience at Scientific Games for nearly 25 years. We believe that our operating expertise is highly transferable.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this process a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show efforts and the filing of a registration statement that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Financial Position

Our Macquarie sponsor has agreed to enter into a contingent forward purchase contract with us to purchase, in a private placement for gross proceeds of approximately $20,000,000 to occur concurrently with the consummation of our initial business combination, 2,000,000 units (which includes 2,000,000 rights which will be exchanged for 200,000 shares of common stock) on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit, and 500,000 shares of common stock on the same terms as the sale of shares of common stock to our sponsors prior to our initial public offering. The funds from the sale of the private placement units may be used as part of the consideration to the sellers in the initial business combination; any excess funds from this private placement may be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides us with an increased minimum funding level for the initial business combination.

The contingent forward purchase contract is subject to the following closing conditions:

•	the representations and warranties made by us in the contingent forward purchase contract shall be true and correct in all material respects;
•	all covenants, agreements and conditions contained in the contingent forward purchase contract shall have been performed by us;
•	we have obtained all blue sky law permits and qualifications required by any state for the offer and sale of the private placement securities; and

•	our Macquarie sponsor has provided its consent to the business combination, which consent can be withheld for any reason; provided, that if our Macquarie sponsor does not consent because of regulatory reasons or because the business combination involves a competitor to our Macquarie sponsor, its affiliates, or an entity in which our Macquarie sponsor or an affiliate has an equity interest, then we may proceed with such business combination but our Macquarie sponsor will not be obligated to settle the purchase of securities under the contingent forward purchase contract.

If we fail to consummate a business combination within the required time period, and our board of directors (other than our Macquarie sponsor designee) unanimously votes in favor of a proposed business combination and our Macquarie sponsor decides to withhold its vote on such business combination (for reasons other than regulatory reasons or because the business combination involves a competitor to our Macquarie sponsor, its affiliates, or an entity in which our Macquarie sponsor or an affiliate has an equity interest), our Macquarie sponsor will be, subject to certain conditions, obligated to pay a $740,000 fee to our Hydra sponsor and the private placement warrants purchased by our Macquarie sponsor, Mr. Weil and another member of our management will expire worthless.

We expect to have funds available for a business combination initially in the amount of $97,200,000, including the proceeds from the $20,000,000 contingent forward purchase contract to purchase 2,000,000 units by our Macquarie sponsor and proceeds from the private placement warrants. This amount assumes no redemptions, and payment of up to $2,800,000 of deferred underwriting fees. Consequently, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt burden. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

General

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, from the private placement of the private placement warrants, and, in the event that our Macquarie sponsor votes in favor of our initial business combination, from the $20,000,000 contingent forward purchase contract to purchase securities by an affiliate of our Macquarie sponsor. In addition to the $20,000,000 private placement described above, we may seek to raise additional funds through an offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds in connection with our initial business combination. If our initial business combination is paid for using stock or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the balance of the cash released to us from the trust account, as well as the $20,000,000 private placement described above, for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control.

Origination, Sourcing and Evaluating of Target Business Opportunities

We believe our management team’s extensive operating and transaction experience, along with relationships with intermediaries and companies, will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our board and management team have developed a broad network of contacts and relationships.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsors, executive officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsors, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsors, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from a qualified independent accounting firm or independent investment banking firm that is a member of FINRA that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our executive officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Certain of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers, private investment funds and other intermediaries. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus relating to our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, customers, document reviews, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rules, or we may decide to seek stockholder approval for business, legal or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;
•	any of our directors, officers or substantial stockholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or
•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsors, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: refrain from purchasing shares during certain blackout periods and when they are in possession of any material nonpublic information and to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsors, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would not otherwise be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsors, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsors, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsors, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsors, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M and the other federal securities laws.

Any purchases by our sponsors, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsors, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest income (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to public stockholders who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either in connection with a stockholder meeting called to approve the business combination or by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business, legal or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business, legal or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers, and
•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsors will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsors, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business, legal or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, after approval of our board and our Macquarie sponsor, our initial stockholders have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require cash consideration to be paid to the target or its owners, cash to be transferred to the target for working capital or other general corporate purposes or the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to 25% or more of the shares sold in our initial public offering. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding an aggregate of 25% or more of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 25% (less one share) of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including 25% or more of the shares sold in our initial public offering) for or against our business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $35.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public stockholders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsors, executive officers, directors and director nominees have agreed that we will have only 24 months from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our business combination within such 24-month period, we will cease all operations except for the purpose of winding up, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest income (net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our rights and warrants, which will expire worthless if we fail to complete our business combination within the 24-month time period.

Our initial stockholders have entered into letter agreements with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 24 months from the closing of our initial public offering. However, if our initial stockholders acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our sponsors, executive officers, directors and director nominees have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest income (net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,123,000 of proceeds held outside the trust account (as of December 31, 2014), the $500,000 in loans committed by our sponsors in the aggregate, or provided through additional working capital loans from our sponsors, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Mr. Weil, our Chairman and Chief Executive Officer and the managing member of our Hydra sponsor, has agreed that he will be liable to us, and our Macquarie sponsor has agreed to indemnify Mr. Weil for 50% of any such liability, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.00 per public share or such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then Mr. Weil will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that Mr. Weil would be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below $10.00 per public share or such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes, and Mr. Weil asserts that he is unable to satisfy his indemnification obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Weil to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Weil to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that Mr. Weil will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Mr. Weil will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $1,123,000 from the proceeds of our initial public offering (as of December 31, 2014) and the $500,000 in loans committed to us by our sponsors in the aggregate with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months from the closing of our initial public offering may be considered a liquidation distribution under Delaware law. If the corporation elects to comply with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months from the closing of our initial public offering, is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our business combination within 24 months from the closing of our initial public offering, we will cease all operations except for the purpose of winding up, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest income (net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not follow the provisions of Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, Mr. Weil may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below $10.00 per public share or such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest withdrawn to pay taxes and less any per-share amounts distributed from our trust account to our public stockholders in the event we are unable to complete our business combination within 24 months from the closing of our initial public offering and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Weil will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our business combination within 24 months from the closing of our initial public offering or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and up to $50,000 to pay dissolution expenses) or (2) provide our stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest income (net of taxes payable) in each case subject to the limitations described herein;
•	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;
•	if our initial business combination is not consummated within 24 months from the closing of our initial public offering, then our existence will terminate and we will distribute all amounts in the trust account; and
•	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to receive funds from the trust account or vote on any initial business combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders’ meeting.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs. The amount of time that Messrs. Weil, Lipkin and Schloss or any other members of our management will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

A. Lorne Weil, our Chairman and Chief Executive Officer and the managing member of our Hydra sponsor, and Jeffrey Lipkin, our Executive Vice President, Chief Financial Officer and Chief Operating Officer, are currently restricted by non-compete and non-solicit provisions contained in their respective former employment agreements with Scientific Games, which provisions are still in effect and prohibit Mr. Weil and Mr. Lipkin from soliciting certain employees or acquiring or managing certain businesses that broadly compete with the business activities of Scientific Games. As a result, we will focus on acquisition targets outside of lottery and gaming technology. See “Risk Factors — Our Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Chief Operating Officer are parties to certain agreements that limit the types of companies that we can target for an initial business combination, among other restrictions, which could limit our prospects for an initial business combination or make us a less attractive buyer to certain target companies” and “Our Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Chief Operating Officer are parties to certain agreements that limit their ability to solicit or hire employees of Scientific Games, which could make us a less attractive buyer to certain target companies.”

Periodic Reporting and Financial Information

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2015 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.	Risk Factors

You should carefully consider the following risk factors and all other information contained in this Report, including the financial statements. If any of the following events occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

We are a recently formed early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed early stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even if a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or NASDAQ rules or if we decide to hold a stockholder vote for business or other reasons. For instance, NASDAQ rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, after approval of our board and our Macquarie sponsor, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, after approval of our board and our Macquarie sponsor, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. Our initial stockholders own 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

Since our board of directors may complete a business combination without seeking stockholder approval (unless stockholder approval is required by law or NASDAQ rules, or we decide to obtain stockholder approval for business, legal or other reasons), public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. While we may have access to the proceeds from the $20,000,000 private placement from our Macquarie sponsor, if too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, may not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by October 29, 2016. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to October 29, 2016. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsors, executive officers and directors have agreed that we must complete our initial business combination by October 29, 2016. We may not be able to find a suitable target business and complete our initial business combination by that date. If we have not completed our initial business combination within such time period, we will cease all operations except for the purpose of winding up, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest income (net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We are a newly formed alliance between our sponsors and you have no basis upon which to evaluate our ability to achieve our business objectives.

Our sponsors have not previously cooperated with one another on a blank check company and may be considered a first-time alliance between sponsors. As a result, you have no basis upon which to evaluate our ability to work together. There may be increased risk if unanticipated disagreements between the sponsors develop. In that case, we may be unable to complete our initial business combination for reasons including, but not limited to, an inability to agree on: an appropriate target, terms suitable to the target’s controlling investors, the composition of the management team, or appropriate financing strategies to accomplish the initial business combination.

If we seek stockholder approval of our initial business combination, our sponsors, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination, and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsors, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsors, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would not otherwise be met. This may result in the completion of the proposed business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, rights or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, and the redemption of our public shares if we are unable to complete an initial business combination by October 29, 2016, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by October 29, 2016 is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond October 29, 2016 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, rights or warrants prior to dissolution, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on NASDAQ. However, we cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2.5 million) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4 per share and our stockholders’ equity would generally be required to be at least $5 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, common stock, rights and warrants are currently listed on NASDAQ, our units, common stock, rights and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that our securities are tradable and that we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold 25% or more of the shares of our common stock sold in our initial public offering, you will lose the ability to redeem all such shares in excess of 25% (less one share) of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to the number of shares in excess of 25% (less one share) of the shares of our common stock sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. As a result, you will continue to hold that number of shares exceeding 25% (less one share) and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, on our redemption, and our rights and warrants will expire worthless.

We encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our common stock, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate at least until October 29, 2016, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate at least until October 29, 2016, assuming that our initial business combination is not completed by that date. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until that date; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants, investment bankers, lawyers and others to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsors or management team to fund our search, to pay our taxes and to complete our business combination.

Of the net proceeds of our initial public offering, only approximately $1,123,000 (as of December 31, 2014) is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsors, management team or other third parties to operate or may be forced to liquidate. Other than working capital loans of up to $500,000, neither our sponsors, members of our management team nor any of their affiliates are under any obligation to advance funds to us in such circumstances. Any such loans and advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our rights and warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Although these charges may be non-cash items and would not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. A. Lorne Weil, our Chairman and Chief Executive Officer and the managing member of our Hydra sponsor, has agreed that he will be liable to us, and our Macquarie sponsor has agreed to indemnify Mr. Weil for 50% of any such liability, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.00 per public share or such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Weil will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Mr. Weil has sufficient funds to satisfy his indemnity obligations and, therefore, our Hydra sponsor may not be able to satisfy those obligations. We have not asked Mr. Weil to reserve for such eventuality.

Our directors may decide not to enforce the indemnification obligations of A. Lorne Weil, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of $10.00 per share or, other than due to the failure to obtain such waiver, such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and Mr. Weil asserts that he is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Weil to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Weil to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation will be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation will be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities

each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting proxy and disclosure requirements and other rules and regulations

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by October 29, 2016 may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following October 29, 2016 in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by October 29, 2016 is not considered a liquidation distribution under Delaware law, and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate a business combination (unless required by NASDAQ), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than fifteen (15) business days after the closing of our initial business combination, to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

We have no obligation to net cash settle the rights.

In no event will we have any obligation to net cash settle the rights. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial business combination. Accordingly, the rights may expire worthless.

The grant of registration rights to our initial stockholders and holders of our private placement warrants, private placement shares and private placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register the founder shares, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the shares of common stock issuable upon exercise of the private placement warrants. Further, our Macquarie sponsor, as holder of our private placement units, the warrants and shares of common stock underlying the private placement units (including the underlying rights), and the private placement shares, and their permitted transferees, can demand that we register those securities and the warrants and shares of common stock underlying any such securities. In the aggregate, 9,450,000 shares will be subject to such demand registration rights. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders, holders of our private placement shares, holders of our private placement units or holders of our private placement warrants or their respective permitted transferees are registered.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue acquisition opportunities in any one of numerous industries, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations and for a period of time we will not seek a company in the lottery and gaming technology industries because of the non-competition agreements entered into by Mr. Weil and Mr. Lipkin with Scientific Games Corporation. Because we have not yet entered into a definitive agreement with any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business, legal or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

We may seek investment opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may not be required to obtain an opinion from a qualified independent accounting firm or investment banking firm that is a member of FINRA, and consequently, you may have no assurance from a qualified independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from a qualified independent accounting firm or investment banking firm that is a member of FINRA that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, any one of which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 29,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2014, there were 6,750,000 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon conversion of the outstanding rights and exercise of outstanding warrants. There were no shares of preferred stock issued and outstanding. These amounts assume the issuance of 2,000,000 units issuable pursuant to our Macquarie sponsor’s contingent forward purchase contract (which includes 2,000,000 rights which will be exchanged for 200,000 shares of common stock) and an additional 500,000 private placement shares issuable to our Macquarie sponsor at the time of the initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to receive funds from the trust account or vote on any initial business combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in our initial public offering;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•	could cause a change in control if a substantial number of shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•	may adversely affect prevailing market prices for our units, common stock, rights and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, investment bankers, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements and take time away from the oversight of our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us in senior management or advisory positions with us after the completion of our business combination. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we believed they should have. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon consummation of a business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with us following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not have any full-time employees. Certain of our executive officers are engaged in several other business endeavors for which they may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our sponsors, and their affiliates, have no obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company’s business.

Although we expect to benefit from our sponsors’ network of relationships and processes for sourcing, evaluating and allocating investment opportunities among themselves, us, and other parties, our sponsors have no legal or contractual obligation to seek on our behalf or to present to us investment opportunities that might be suitable for our business. Our sponsors may allocate potential investments at their discretion to any of our Hydra sponsor, Macquarie, us, or other parties. We have no investment management, advisory, consulting or other agreement in place with our sponsors that obligate either of them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Even if our sponsors refer an opportunity to us, no assurance can be given that such opportunity will result in an acquisition agreement or an initial business combination.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining whether a particular business opportunity should be presented to our company or to another entity.

Until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties. Accordingly, they may have conflicts of interest in determining whether a particular business opportunity should be presented to our company or to another entity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. In addition, our amended and restated certificate of incorporation provides for the waiver of any requirement to present corporate opportunities to us to the extent it would conflict with competing duties owed to other entities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. Notwithstanding the foregoing, our amended and restated certificate of incorporation also provides that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply to our Macquarie sponsor’s board designee.

Members of our management team may directly or indirectly own common stock, rights and warrants following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our Macquarie sponsor may have a conflict of interest in determining whether a particular business opportunity should be presented to our company or to Terrapin 3 Acquisition Corporation.

In July 2014, Terrapin 3 Acquisition Corporation, a blank check company co-sponsored by our Macquarie sponsor, consummated an initial public offering, raising gross proceeds of $212,750,000. Our Macquarie sponsor may have a conflict of interest in determining whether a particular business opportunity should be presented to our company or to Terrapin 3 Acquisition Corporation. While we do not anticipate overlap, there may be some overlap among the companies that we may seek to acquire and the potential companies Terrapin 3 Acquisition Corporation may seek to acquire. We seek to acquire one or more businesses with an aggregate enterprise value of approximately $250 million to $500 million, whereas Terrapin 3 Acquisition Corporation seeks an initial business combination with a company that has an enterprise value of approximately $200 million to $1.25 billion. As a result, our Macquarie sponsor may present a particular business opportunity to Terrapin 3 Acquisition Corporation, and not to us, that we would otherwise want to pursue.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsors, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Our Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Chief Operating Officer are parties to certain agreements that limit the types of companies that we can target for an initial business combination, among other restrictions, which could limit our prospects for an initial business combination.

Each of A. Lorne Weil, our Chairman and Chief Executive Officer, and Jeffrey S. Lipkin, our Executive Vice President, Chief Financial Officer and Chief Operating Officer, is a party to an employment agreement, as amended, with Scientific Games, each of which contains similar confidentiality, non-competition and non-solicitation provisions. These agreements are collectively referred to as the non-competition agreements. Until November 2015, Mr. Weil generally will be restricted from engaging as an owner, investor, partner, stockholder, employer, employee, consultant, advisor, director or otherwise in any business involving: design and production of instant lottery tickets and the management of related marketing and distribution programs; manufacture, sale, operation or management of on-line lottery systems (Lotto-type games); development and commercialization of licensed and other proprietary game entertainment for all lottery product channels; provision of wagering (whether pari-mutuel (pooled) or otherwise) or venue management services for racetracks and off-track betting facilities; production of prepaid cellular phone cards; or any other business in which Scientific Games is, or was after November 2011, engaged or in which Scientific Games, to Mr. Weil’s actual knowledge, at that time intended to engage and which competing business is conducted or planned to be conducted anywhere in the United States or in any other geographic area in which such business was conducted or planned to be conducted by Scientific Games. However, the non-competition agreements specifically provide that it will not constitute a violation of Mr. Weil’s obligations if Mr. Weil owns up to 2% of the equity securities of a publicly traded company engaged in any of the foregoing activities.

Mr. Lipkin’s non-competition agreement is similar to Mr. Weil’s, except that he is also restricted from engaging with a business involving video gaming (including fixed odds or server-based betting terminals and video lottery terminals) or the sale of prepaid cellular phone cards. In addition, Mr. Lipkin would be restricted from engaging with a business that Scientific Games, or Mr. Lipkin on behalf of Scientific Games, was engaged in since September 2013, in contrast to November 2011 in the case of Mr. Weil. Furthermore, Mr. Lipkin may acquire up to 2% of the outstanding equity, debt securities, or other equity interests of any person, corporation, partnership, or other business entity for passive investment purposes. Mr. Weil’s non-competition agreements expire in November 2015 and Mr. Lipkin’s expire in May 2015.

In light of the non-competition agreements, for a period of time we will not seek an initial business combination with any company with operations in the businesses described above. In addition, if our initial business combination does not cause Mr. Weil or Mr. Lipkin to violate the non-competition agreements, no assurance can be given that the combined company would not in the future engage in competitive activities which would cause Mr. Weil or Mr. Lipkin to be in breach of the non-competition agreements. If a court were to conclude that a violation of either or both of the non-competition agreements had occurred, it could extend the term of Mr. Weil’s or Mr. Lipkin’s non-competition restrictions and/or enjoin Mr. Weil or Mr. Lipkin from participating in our company, or enjoin us from engaging in aspects of the business which compete with Scientific Games, as applicable. The court could also impose monetary damages against Mr. Weil or Mr. Lipkin or us. This could materially harm our business and the trading prices of our securities.

Even if ultimately resolved in our favor, any litigation associated with the non-competition agreements could be time consuming, costly and distract management’s focus from locating suitable acquisition candidates and operating our business.

Our Chairman and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Chief Operating Officer are parties to certain agreements that will limit their ability to solicit or hire employees of Scientific Games, which could make us a less attractive buyer to certain target companies.

In the non-competition agreements entered into by A. Lorne Weil, our Chairman and Chief Executive Officer, and Jeffrey S. Lipkin, our Executive Vice President, Chief Financial Officer and Chief Operating Officer, with Scientific Games, there are provisions preventing them from being able to directly or indirectly knowingly solicit, entice, or persuade any other employee, agent, consultant, or representative of Scientific Games or its affiliated companies, to leave the services of Scientific Games for any reason and restricting Mr. Weil and Mr. Lipkin from hiring any employee of Scientific Games or any person known to be employed by Scientific Games during the previous 180 days. Mr. Lipkin, however, may hire any person who was an employee of Scientific Games, without regard to the 180-day waiting period, if such employee was laid off or terminated by Scientific Games, and, pursuant to a waiver executed by Scientific Games, Mr. Weil may hire Mr. Lipkin with respect to our company and any successor entity. To the extent a target company may be interested in hiring personnel from Scientific Games, we might be a less attractive buyer as a result of the non-competition agreements.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsors, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsors, executive officers or directors. Our directors and officers also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from a qualified independent accounting firm or investment banking firm that is a member of FINRA regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our initial stockholders, executive officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In July 2014, our sponsors purchased an aggregate of 2,875,000 shares of our common stock for an aggregate purchase price of $25,000, or approximately $0.01 per share. In October 2014, our sponsors returned to us, at no cost, an aggregate of 487,182 founder shares, which we cancelled. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. In July 2014, our Hydra sponsor transferred 429,000 and 75,000 founder shares to an affiliate of Mr. Lipkin, our Executive Vice President, Chief Financial Officer and Chief Operating Officer, and an affiliate of Mr. Schloss, our Executive Vice President, General Counsel and Secretary, respectively. In October 2014, affiliates of Mr. Lipkin and Mr. Schloss returned to us, at no cost, 74,750 and 13,068 founder shares, respectively, which we cancelled. In addition, in October 2014 our Hydra sponsor transferred 25,000 founder shares to each of Messrs. Miller, Shea, and Stevens, our independent directors (for a total of 75,000 founder shares), and our Macquarie sponsor transferred 25,000 founder shares to Mr. Dannhauser, our Macquarie sponsor’s director. As a result of the underwriters’ determination not to exercise their over-allotment option to purchase additional units, certain of our initial stockholders forfeited an aggregate of 300,000 shares of common stock. The founder shares will be worthless if we do not complete an initial business combination. In addition, A. Lorne Weil, our Chairman and Chief Executive Officer and the managing member of our Hydra sponsor, our Macquarie sponsor, and another member of our management team purchased an aggregate of 7,500,000 private placement warrants, each exercisable for one-half of one share of our common stock at $5.75 per half share, for a purchase price of $3,750,000, or $0.50 per warrant, that will also be worthless if we do not complete a business combination.

The founder’s shares are identical to the shares of common stock included in the units sold in our initial public offering. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

A conflict of interest may arise from the need to obtain our Macquarie sponsor’s consent to our business combination.

We have entered into an agreement with our sponsors pursuant to which we have agreed not to consummate a business combination without our Macquarie sponsor’s consent, which consent may be withheld for any reason. As a consequence of their contingent forward purchase commitment, which is only to be settled upon consummation of the initial business combination, their interests may conflict with those of the rest of the stockholders if our Macquarie sponsor does not wish to fund such commitment.

In the event that our Macquarie sponsor withholds consent to consummate a business combination because of regulatory reasons or because the business combination involves a competitor to our Macquarie sponsor, its affiliates, or an entity in which our Macquarie sponsor or an affiliate has an equity interest, then we may proceed with such business combination. If we elect to move forward with a business combination which our Macquarie sponsor cannot participate in for regulatory or the aforesaid business reasons, our Macquarie sponsor is not required to settle the contingent forward purchase contract. As such the amount of funds available to consummate such a business combination would be reduced. This may make it more difficult to consummate such business combination or less likely that a counterparty would be willing to engage in such a business combination.

Since our sponsors, executive officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our sponsors, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In the event our business combination is completed, there is no cap or ceiling on any such reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. However, our sponsors, executive officers and directors, and any of their respective affiliates will not be eligible for any such reimbursement if our business combination is not completed. These financial interests of our sponsors, executive officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

Our Macquarie sponsor, and its affiliates, may represent a client to acquire potential target businesses in competition with us, thereby causing conflicts of interest that limit our ability to pursue potential targets. These conflicts of interest could have a negative effect on our ability to consummate a business combination.

Our Macquarie sponsor and or its affiliates engage in a broad spectrum of activities including principal investing, specialized investment vehicle management, asset management, financial advisory services, securities underwriting, sales and trading, investment research, lending and other activities. In the ordinary course of business, they engage in activities where their interests or the interests of their clients may conflict with our interests. Accordingly, there may be situations in which our Macquarie sponsor has an obligation or an interest that actually or potentially conflicts with our interests. You should assume that these conflicts will not be resolved in our favor and, as a result, we may be denied certain acquisition opportunities or may be otherwise disadvantaged in certain situations by our relationship to our Macquarie sponsor.

Our Macquarie sponsor, its affiliates and their clients make investments in a variety of different businesses and may directly compete with us for acquisition opportunities provided or created by our Macquarie sponsor that meet our initial business combination objectives. Our Macquarie sponsor is under no specific obligation to offer potential acquisition opportunities to us and may allocate them at its discretion to us or other parties. While a member of our board of directors that is employed by our Macquarie sponsor may participate in allocation discussions, we will not have any priority in respect of acquisition opportunities provided or created by our Macquarie sponsor. You should assume that our Macquarie sponsor and its affiliates and clients will have priority over us in terms of access to acquisition opportunities.

Clients of Macquarie and its affiliates may also compete with us for investment opportunities meeting our initial business combination objectives. If Macquarie is engaged to act for any such clients, we may be precluded from pursuing opportunities that would conflict with Macquarie’s obligations to such client. In addition, investment ideas generated within Macquarie may be suitable for our company or a client of Macquarie, and may be directed to any of such persons or entities rather than to us. Macquarie may also be engaged to advise the seller of a company, business or assets that would qualify as an acquisition opportunity for us. In such cases, we may be precluded from participating in the sale process or from purchasing the company, business or assets. If, however, we are permitted to pursue the opportunity, the interests of Macquarie or its obligations to the seller may diverge from our interests.

Since the vote of our Macquarie sponsor is required for approval of our initial business combination (provided, that if our Macquarie sponsor does not consent because of regulatory reasons or because the business combination involves a competitor to our Macquarie sponsor, its affiliates, or an entity in which our Macquarie sponsor or an affiliate has an equity interest, then we may proceed with such business combination but our Macquarie sponsor will not be obligated to settle the purchase of securities under the contingent forward purchase contract, and our Macquarie sponsor shall be permitted to sell its private placement warrants and founder shares, and further provided, that the transferee agrees to be bound by the transfer restrictions, lock-up provisions, voting obligations, registration rights and other such restrictions and rights of the transferred private placement warrants and founder shares, and our Hydra sponsor will use its best efforts to facilitate a sale of our Macquarie sponsor’s private placement warrants and founder shares) any such conflict of interest could prevent us from consummating our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur any debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of such covenants;
•	our immediate repayment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement of warrants have provided us with approximately $81,300,000 (including $1,123,278 held outside the trust as of December 31, 2014) that we may use to complete our business combination and pay deferred underwriting commissions being held in the trust account.

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as attractive as we believed, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as attractive as we believed, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even if a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsors, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and instead we may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $5.75 per half share, or $11.50 per whole share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate our initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete an initial business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit a portion of the proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of

65% of our common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable NASDAQ rules. Our initial stockholders, who collectively beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsors, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by October 29, 2016, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest income (net of taxes payable), divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsors, executive officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsors, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants, as well as the $20,000,000 private placement to be made by our Macquarie sponsor in the event that our Macquarie sponsor votes in favor of our initial business combination, will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing is unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our rights and warrants will expire worthless.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of the issued and outstanding shares of our common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our sponsors, is, and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination, and, due to the sale of the private placement units to our Macquarie sponsor, potentially after consummation of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding warrants (including the private placement warrants) to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding warrants (including the private placement warrants) approve of such amendment. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant. If such amendments are so substantial that the solicitation of the consent of the warrant holders would be deemed to be the offering of a new security, our ability to effect any such amendments would be subject to compliance with the registration requirements of the Securities Act or an available exemption therefrom.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided, that the last reported sales price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our rights and warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our business combination.

We issued (i) rights to receive 800,000 shares of our common stock upon consummation of our business combination as part of the units offered in our initial public offering and (ii) warrants to purchase 4,000,000 shares of our common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 7,500,000 private placement warrants. Also, in connection with the units sold to our Macquarie sponsor in connection with our initial business combination, we will be issuing (i) rights to receive 200,000 shares of our common stock upon consummation of our business combination and (ii) 2,000,000 warrants, each exercisable to purchase one-half of one share of common stock at $5.75 per half share. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon conversion of these rights and exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such rights, when converted, and such warrants, when exercised, will increase the number of the issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our rights and warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by the initial purchasers of the private placement warrants or their permitted transferees, they will not be redeemable by us, they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the initial purchasers of the private placement warrants until 30 days after the completion of our initial business combination and they may be exercised by the holders on a cashless basis.

Because each warrant is exercisable for only one-half of one share of our common stock and each right is exchangeable for only one-tenth of one share of our common stock, the units may be worth less than units of other blank check companies.

Each warrant is exercisable for one-half of one share of common stock. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. In addition, each holder of a right will receive one-tenth ( 1/10) of one share of common stock upon consummation of our initial business combination. We will not issue fractional shares upon exchange of the rights. If, upon exchange of the rights, a holder would be entitled to receive a fractional interest in a share, we will, upon exchange, either round up to the nearest whole number the number of shares to be issued to the right holder or otherwise comply with Section 155 of the Delaware General Corporation Law (which provides that Delaware companies shall either (1) arrange for the disposition of fractional interests by those entitled thereto, (2) pay in cash the fair value of fractions of a share as of the time when those entitled to receive such fractions are determined or (3) issue scrip or warrants in registered form (either represented by a certificate or uncertificated) or in bearer form (represented by a certificate) which shall entitle the holder to receive a full share upon the surrender of such scrip or warrants aggregating a full share). This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. This unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statements may also be required to be prepared in accordance with GAAP in connection with our current report on Form 8-K announcing the closing of our initial business combination within four business days following such closing. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2015. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm internal controls attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm internal controls attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If we effect our initial business combination with a company located in the United States but with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located in the United States but with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future business combinations may be effected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 250 West 57th Street, Suite 2223, New York, NY 10107. The cost for such space is included in the $10,000 per month fee that we agreed to pay Lorne Weil, Inc., which agreement was assigned to Hydra Management LLC, each an affiliate of our Hydra sponsor, for office space, utilities and secretarial support, following our initial public offering. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, common stock, rights and warrants are each traded on the NASDAQ Capital Market under the symbols “HDRAU,” “HDRA,” “HDRAR” and “HDRAW, respectively. Our units commenced public trading on October 24, 2014, and our common stock, rights and warrants commenced public trading on December 11, 2014.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock, rights and warrants as reported on the Nasdaq for the period October 24, 2014 through December 31, 2014.

Year Ended December 31, 2014	Units		Common Stock		Warrants		Rights
	Low	High	Low	High	Low	High	Low	High
October 24, 2014 through December 31, 2014	$9.88	$9.99	$9.49	$9.55	$0.20	$0.25	$0.30	$0.40

On March 5, 2015 our units had a closing price of $9.86, our common stock had a closing price of $9.53, our warrants had a closing price of $0.17 and our rights had a closing price on that day of $0.30.

(b) Holders

On March 5, 2015, there was 1 holder of record of our units, 12 holders of record of our common stock, 4 holders of record of our warrants and 1 holder of record of our rights.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this Report. We have not had any significant operations to date, so only balance sheet and cash flow data is presented.

Balance Sheet Data:
Cash	$1,123,278
Cash and securities held in Trust Account	80,005,240
Total Assets	81,295,969
Common stock subject to possible redemption	73,410,170
Total Stockholders’ Equity	5,000,005
Cash Flow Data:
Net cash used in operating activities	(180,617)
Net cash used in investing activities	(80,000,000)
Net cash provided by financing activities	81,303,895
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on May 30, 2014 as a Delaware corporation and formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business transaction, one or more operating businesses or assets that we have not yet identified. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and a sale of warrants in a private placement that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

•	may significantly dilute the equity interest of existing stockholders;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
•	may adversely affect prevailing market prices for our common stock, rights and/or warrants.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our cash flows after an initial business combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of such covenants;

•	our immediate repayment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to December 31, 2014 relates to our formation, our initial public offering and private placement and the identification and evaluation of prospective candidates for a business combination. Since the completion of our initial public offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, insurance, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from May 30, 2014 (inception) through December 31, 2014, we had a net loss of $141,529, consisting primarily of operating costs and target identification expenses.

Liquidity and Capital Resources

On October 29, 2014, we consummated our initial public offering of 8,000,000 units at a price of $10.00 per unit generating gross proceeds of $80,000,000. Simultaneously with the closing of our initial public offering, we consummated the private sale of an aggregate of 7,500,000 placement warrants, each exercisable to purchase one-half of one share of our common stock at $5.75 per half share ($11.50 per whole share), to Mr. Weil, our Macquarie sponsor and Mr. Schloss at a price of $0.50 per warrant, generating gross proceeds of $3,750,000. We received net proceeds from our initial public offering and sale of the placement warrants of $81,326,704, net of $2,000,000 cash paid for underwriting fees and $423,296 cash paid for offering costs. In addition, up to $2,800,000 of underwriting fees were deferred until the closing of a business combination. Upon the closing of our initial public offering and the private placement, $80,000,000 was placed into a trust account, while the remaining funds of $1,326,704 were placed in an account outside of the trust account for working capital purposes.

As of December 31, 2014, we had cash and securities held in the trust account of $80,005,240 (including $5,240 of cash and accrued interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be available to us to pay taxes and up to $50,000 of our dissolution expenses. Through December 31, 2014, we did not withdraw any funds from the interest earned on the trust account. Other than deferred underwriting fees payable in the event of a business combination, no amounts are payable to the underwriters of our initial public offering.

As of December 31, 2014, we had cash of $1,123,278 held outside of the trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of December 31, 2014, we had accounts payable and accrued expenses of $85,729.

For the period from May 30, 2014 (inception) through December 31, 2014, we used cash of $180,617 in operating activities, which was primarily attributable to a net loss for the period of $141,529, fees prepaid to our transfer agent and the payment of the premium on our directors and officers insurance of $168,173. This was offset by an increase in our accounts payable and accrued expenses.

We intend to use substantially all of the funds held in the trust account (less amounts used to pay taxes and deferred underwriting commissions) to complete our business combination. We estimate our annual franchise tax obligations, based on our assets and the number of shares of our common stock authorized and outstanding after the completion of our initial public offering, to be approximately $86,000. For the period from May 30, 2014 (inception) through December 31, 2014, our franchise tax fee amounted to $50,588, which was paid by us on February 13, 2015. Our annual income tax obligations will depend on the amount of interest income earned in the trust account. We do not expect the interest earned on the amount the trust account will be sufficient to pay all of our tax obligations. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

Our Macquarie sponsor has agreed to enter into a contingent forward purchase contract to purchase, in a private placement for gross proceeds of approximately $20,000,000 to occur concurrently with the consummation of our initial business combination, 2,000,000 units (which includes 2,000,000 rights which will be exchanged for 200,000 shares of common stock) on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit (which we call our private placement units) and 500,000 shares of common stock on the same terms as the sale of shares of common stock to our sponsors prior to our initial public offering. The funds from the sale of the private placement units may be used as part of the consideration to the sellers in the initial business combination; any excess funds from this private placement may be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their shares and provides us with an increased minimum funding level for the initial business combination. The contingent forward purchase contract is contingent upon, among other things, our Macquarie sponsor approving the business combination, which approval can be withheld for any reason.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, each of our sponsors has committed $250,000, for an aggregate of $500,000, in accordance with unsecured promissory notes we will issue to our sponsors pursuant to the expense advance agreement between us and our sponsors, to be provided to us in the event that funds held outside of the trust are insufficient to fund our expenses prior to our initial business combination (including investigating and selecting a target business and other working capital requirements) and our sponsors may, but are not obligated to, loan us additional funds as may be required. If we complete our initial business combination, we expect to repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans would be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of all loans made to us may be convertible into warrants of the post-business combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, by our officers and directors (other than the $500,000 in loans which our sponsors have committed to make in the aggregate) have not been determined and no written agreements exist with respect to such loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Hydra sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to us. We began incurring these fees on October 24, 2014 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our company’s liquidation.

Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following significant accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2014, the common stock subject to possible redemption in the amount of $73,410,170 is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Income taxes

We comply with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2014. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

We may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Our management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Our policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. We are subject to income tax examinations by major taxing authorities since the company’s inception.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We will adopt the methodologies prescribed by ASU 2014-15 by the date required, and we do not anticipate that the adoption of ASU 2014-15 will have a material effect on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-17 comprising a portion of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
A. Lorne Weil	69	Chairman of the Board of Directors and Chief Executive Officer
Jeffrey S. Lipkin	44	Executive Vice President, Chief Financial Officer and Chief Operating Officer
Martin E. Schloss	68	Executive Vice President, General Counsel and Secretary
Jonathan S. Miller	43	Director
Kenneth Shea	56	Director
M. Brent Stevens	53	Director
Stephen J. Dannhauser	64	Director

A. Lorne Weil, our Chairman and Chief Executive Officer since our inception, has been a principal of Hydra Management, an investment vehicle formed by Mr. Weil, since September 2014. Mr. Weil was Chairman of the Board of Scientific Games Corporation (and its predecessor Autotote Corporation) from October 1991 to November 2013. Mr. Weil also served as the Chief Executive Officer of Scientific Games Corporation (and its predecessor Autotote Corporation) from 1992 to 2008 and from November 2010 to November 2013 (Mr. Weil had retired in 2008) and as the President from August 1997 to June 2005. Under Mr. Weil’s stewardship, the company made a number of significant acquisitions and joint ventures, including the privatization of the off-track betting operations of the State of Connecticut, and the acquisitions of Scientific Games Holdings Corp., IGT Online Entertainment Systems, Global Draw and WMS Industries, and the privatization of the Illinois, New Jersey and Italian lotteries. Prior to joining Scientific Games, Mr. Weil was President of Lorne Weil, Inc., a firm he founded which provided strategic planning and corporate development services to technology-based industries, a role he maintained from 1979 to November 1992. From 1974 to 1979, Mr. Weil was Vice President — Corporate Development at General Instrument Corporation. From 1970 to 1974, Mr. Weil was a manager with the Boston Consulting Group. Mr. Weil received his undergraduate degree from the University of Toronto, an M.S. degree from the London School of Economics and an M.B.A. from Columbia University, where he served for more than 10 years on the Board of Overseers. From 2011 to 2013, Mr. Weil was a director of Avantair Inc. In 2012, Mr. Weil was the sponsor and Chairman of the Board of Andina Acquisition Corp, a NASDAQ-listed blank check company. Mr. Weil is currently the Non-Executive Chairman of the Board of the successor entity, Tecnoglass Inc. Mr. Weil is also a significant stockholder and former director of Sportech Plc, a United Kingdom-based sports betting company listed on the London Stock Exchange. We believe Mr. Weil is well-qualified to serve as a member of our board of directors due to his extensive business experience in strategic planning and corporate development, his experience successfully overseeing the IPO of Andina and its subsequent merger with Tecnoglass, the contacts he has fostered over the course of his extensive career, as well as his vast operational experience.

Jeffrey S. Lipkin, our Executive Vice President, Chief Financial Officer and Chief Operating Officer since our inception, has been a principal of Hydra Management since September 2014. Mr. Lipkin served as Senior Vice President and Chief Financial Officer of Scientific Games Corporation from April 2009 to April 2014. Mr. Lipkin oversaw the finance functions of Scientific Games, including accounting, SEC reporting, financial planning and analysis, treasury, insurance, tax, corporate communications, mergers and acquisitions, internal audit, facilities, and procurement. Mr. Lipkin worked at Scientific Games with Mr. Weil and together were in charge of sourcing and executing all joint ventures and mergers and acquisitions that the Company completed during their tenure together. During Mr. Lipkin’s tenure at Scientific Games, the company completed approximately $1.7 billion of acquisitions and strategic partnerships and approximately $3.8 billion of financing transactions. Prior to joining Scientific Games, beginning in 2003, Mr. Lipkin was a Managing Director at Credit Suisse in the Media & Telecom group within the Investment Banking division, where he focused on a wide variety of merger and acquisition and corporate finance assignments. Prior to Credit Suisse, Mr. Lipkin spent five years in the Investment Banking division at Merrill Lynch Pierce Fenner & Smith Incorporated and four years in public accounting at Coopers & Lybrand LLP. During Mr. Lipkin’s tenure at Credit Suisse and Merrill Lynch, Mr. Lipkin completed approximately $30 billion of mergers and acquisitions and approximately $15 billion of financing transactions. Mr. Lipkin holds a B.S. in Accounting from Syracuse University, as well as an M.B.A. with a concentration in Finance and Entrepreneurial Management from the Wharton School of the University of Pennsylvania. Mr. Lipkin is a certified public accountant. Mr. Lipkin currently serves as Chairman of the Audit Committee and Director of Healthgrades, Inc., an online consumer source for comprehensive information about physicians and hospitals.

Martin E. Schloss, our Executive Vice President, General Counsel and Secretary since our inception, has been a principal of Hydra Management since September 2014. Mr. Schloss was Senior Vice President of Scientific Games Corporation, where he also served as Vice President and General Counsel, from 1992 to 2006. Mr. Schloss concentrated his efforts on the mergers and acquisitions activities of the company, including the acquisition of Scientific Games Holdings, the industry leader in the manufacture and sale of instant “scratch off” lottery tickets, in September 2000. Mr. Schloss also handled the securities offerings of the company, including both equity and debt offerings, as well as credit agreements and an $825 million debt restructuring. In addition, Mr. Schloss was also responsible for the compliance function of the company, its government relations activities and its public relations program. Prior to joining Scientific Games, Mr. Schloss was an Associate General Counsel at General Instrument Corporation (a Fortune 300 company) and Vice President and General Counsel of its Jerrold Communications division, a leading supplier of cable television equipment and technology, for a period of approximately 15 years. General Instrument owned a multi-national portfolio of companies in diversified industries, including microelectronics, semiconductors, cable television technology and computerized wagering systems for parimutuel and lottery applications. Mr. Schloss handled the acquisitions, joint ventures and financing transactions of General Instrument during his tenure. Mr. Schloss began his career at a New York law firm specializing in corporate and securities law which has since merged into Cooley LLP. He has also taught courses in the law of mergers and acquisitions and unincorporated business associations at St. John’s University School of Law. He holds a B.A. degree, cum laude, from the University of Rochester and a J.D. degree from New York University School of Law, where he was an editor of the Law Review.

Jonathan S. Miller, our director since October 24, 2014, is currently a Senior Managing Director at CDG Group, LLC, where he provides restructuring advisory, turnaround management, value enhancement and mergers and acquisition services to companies, private equity firms, banks and investment funds. Mr. Miller worked as a certified public accountant at Coopers & Lybrand LLP from 1993 to 1996. Prior to joining CDG Group, LLC, Mr. Miller worked in the investment banking department at Bear, Stearns & Co. Inc. from 1998 to 2008, most recently as a Managing Director in the Leveraged Finance and Financial Sponsor Coverage Group. Mr. Miller also worked at Fifth Street Finance Corp. from 2008 to 2009, a publicly traded business development company that provides debt and equity capital primarily to middle market private equity firms in the context of completing leveraged buyout transactions. Mr. Miller has a B.S. in Accounting from New York University, as well as an M.B.A. with a concentration in Finance from the Wharton School of the University of Pennsylvania. We believe Mr. Miller is qualified to serve as a member of our board of directors due to his extensive experience with corporate finance, capital markets and accounting, and due to his relationships with companies across a variety of industries and debt and equity investors.

Kenneth Shea, our director since October 24, 2014, is currently a Senior Managing Director at Guggenheim Securities. Mr. Shea is serving as a director in his personal capacity and not as a representative of Guggenheim Securities, LLC or any of its affiliates. Mr Shea joined Guggenheim Securities in September 2014 to develop the Firm’s Real Estate, Gaming and Leisure Investment Banking practices. Previously, Mr. Shea served as the President of Coastal Capital Management LLC, an affiliate of Coastal Development, LLC, a New York–based, privately-held developer of resort destinations, luxury hotels and casino gaming facilities from September 2009 to September 2014. Prior to joining Coastal, from July 2008 to August 2009, Mr. Shea was a Managing Director for Icahn Capital LP, where Mr. Shea had responsibility for principal investments in the gaming and leisure industries. From 1996 to 2008, Mr. Shea was employed by Bear, Stearns & Co., Inc., where he was a Senior Managing Director and global head of the Gaming and Leisure investment banking department. Mr. Shea holds a Bachelor of Arts in Economics, magna cum laude, from Boston College and an M.B.A. from the University of Virginia’s Darden School. Mr. Shea currently serves on the board of directors of CVR Refining, LP, and on the board of directors of Equity

Commonwealth. We believe Mr. Shea is qualified to serve as a member of our board of directors due to his significant experience in corporate finance, mergers and acquisitions and investing, and deep knowledge of the capital markets.

M. Brent Stevens, our director since October 24, 2014, has been the Chairman and Chief Executive Officer of Peninsula Pacific LLC, an investment advisory firm, since 2012. Previously, Mr. Stevens was the Chairman and Chief Executive Officer of Peninsula Gaming Corporation, a company which he founded in 1997 and sold to Boyd Gaming Corporation in 2012. From 1990 through 2010, Mr. Stevens was a founding member of the Investment Banking Department at Jefferies & Company, holding various positions, most recently as an Executive Vice President and Head of Capital Markets. He was also a member of the firm’s Executive Committee. Mr. Stevens previously worked in the Investment Banking Department of Drexel Burnham Lambert, from 1989 to 1990 after beginning his career at KPMG from 1983 to 1987. Mr. Stevens received a Master’s in Business Administration from the Wharton School of the University of Pennsylvania and a Bachelor of Arts in accounting from the University of Southern California. We believe Mr. Stevens is qualified to serve as a member of our board of directors due to his significant experience in corporate finance, mergers and acquisitions and investing, and deep knowledge of the capital markets.

Stephen J. Dannhauser, our Macquarie sponsor director since October 24, 2014, has worked at Weil, Gotshal & Manges LLP since 1975. Mr. Dannhauser was named the firm’s executive partner in 1989 and served as its chairman from 2002 through 2012. At present, Mr. Dannhauser continues to work at Weil, Gotshal & Manges LLP in a consulting capacity. During his tenure at the law firm, Mr. Dannhauser acted in a key role in crafting and executing business strategies that expanded Weil, Gotshal & Manges LLP from its headquarters in New York to comprise 20 offices on three continents. During his tenure as chairman and executive partner, Mr. Dannhauser spent the bulk of his time overseeing the business operations of the firm, building its platform and expanding and deepening its client base. Mr. Dannhauser has been a member of the following organizations, committees and boards: The Fellows of the American Bar Foundation; Fellow of The New York Bar Foundation; ABA Law Firm Pro Bono Project Advisory Committee; The National Minority Business Council; NYC Bar Association Committee to Enhance Diversity; The Partnership for New York City; Chairman of the Board of Directors of The New York Police and Fire Widows’ and Children’s Benefit Fund; Chairman of the Board of Directors of Boys & Girls Harbor, Inc.; Member of the Board of Directors of Citizens Committee for New York City; Member of the Board of Directors of United Way of New York City; Advisory Board Member, New York Needs You; and Honorary Member of the Honor Legion of the Police Department of the City of New York. Mr. Dannhauser graduated from the State University of New York at Stony Brook (B.A. with honors, 1972), and from Brooklyn Law School (J.D. with honors in 1975), where he was a member and decisions editor of the Brooklyn Law Review (1973 – 1975). Mr. Dannhauser spends substantial time on various pro bono and philanthropic matters. We believe that Mr. Dannhauser is qualified to serve as a member of our board of directors due to his numerous directorship roles, leadership experience, and business industry contacts.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Shea, Miller and Stevens, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Weil and Dannhauser, will expire at the second annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless we do not consummate our initial business combination prior to December 31, 2015, in which case Nasdaq rules require that we hold an annual meeting prior to December 31, 2015).

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Designated Director

Our Macquarie sponsor has the right to designate a director to our board of directors. Our Macquarie sponsor’s initial designee on the board of directors is Stephen Dannhauser.

Committees of the Board of Directors

Audit Committee

The members of our audit committee are Messrs. Miller, Stevens and Weil. Mr. Miller currently serves as Chairman of the audit committee. Under NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Miller and Stevens are independent. We intend to appoint an additional independent director to the audit committee within one year following the completion of our initial public offering pursuant to the phase-in provisions of the NASDAQ listing standards for initial public offerings.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Miller qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of the independent auditors;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•	authority to obtain and review a report, at least annually, from the independent auditors describing the independent auditor’s internal quality-control procedures and any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Messrs. Stevens and Miller. Mr. Stevens currently serves as Chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation in executive session at which the Chief Executive Officer is not present;

•	reviewing and approving the compensation of all of our other executive officers;
•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the $10,000 per month administrative fee payable to an affiliate of our Hydra sponsor, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Miller, Shea and Stevens. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, Messrs. Miller, Shea and Stevens are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board must follow the procedures set forth in our bylaws.

We have not formally established any specific minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2014 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics, our audit committee charter and our compensation committee charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing at 250 West 57th Street, Suite 2223, New York, New York 10107 or by telephone at (646) 565-3861.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

None of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Commencing on October 24, 2014 through the earlier of consummation of our initial business combination and our liquidation, we agreed to pay Lorne Weil, Inc., which agreement was assigned to Hydra Management LLC, each an affiliate of our Hydra sponsor, a total of $10,000 per month for office space, utilities and secretarial support. Our sponsors, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsors, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees, or a salary, from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 5, 2015 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns shares of our common stock; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock(2)
Hydra Industries Sponsor LLC(3)	1,186,308	11.9%
MIHI LLC(4)(5)	323,750	3.2%
A. Lorne Weil	1,186,308	11.9%
Jeffrey S. Lipkin	315,250	3.2%
Martin E. Schloss	55,114		*
Jonathan S. Miller	25,000		*
Kenneth Shea	25,000		*
M. Brent Stevens	25,000		*
Stephen J. Dannhauser(5)	25,000		*
All directors and officers as a group (7 persons)	1,656,672	16.6%
AQR Capital Management, LLC(6)	2,000,000	20.0%
Polar Securities Inc./North Pole Capital Master Fund(7)	980,300	9.8%
TD Asset Management Inc.(8)	790,000	7.9%

*	Less than 1 percent.
(1)	Unless otherwise noted, the business address of each of the persons and entities listed above is 250 West 57th Street, Suite 2223, New York, NY 10107.
(2)	Excludes shares underlying the contingent forward purchase contract, as such shares may not be voted or disposed of by MIHI LLC within 60 days of the date of this Report.
(3)	The shares held by our Hydra sponsor are beneficially owned by A. Lorne Weil, who has sole voting and dispositive power over the shares held by our Hydra sponsor. Mr. Weil, B. Luke Weil, a son of Mr. Weil, and trusts owned by Mr. Weil’s children, B. Luke Weil, Nicholas Weil, Francesca Weil, and Alexander Weil, own all of the membership interests in our Hydra sponsor. Other than Mr. Weil, none of the owners of our Hydra sponsor are on our management team.
(4)	MIHI LLC is an affiliate of Macquarie Group and Macquarie Capital (USA) Inc. The business address of MIHI LLC is c/o Macquarie Capital (USA) Inc., 125 West 55th Street, L-22, New York, NY 10019-5396.
(5)	Mr. Dannhauser disclaims beneficial ownership of shares held by MIHI LLC as he does not have control over voting or disposition of such shares. The business address of Mr. Dannhauser is 767 Fifth Avenue, New York, NY 10153.
(6)	According to Schedule 13G/A filed with the SEC on February 17, 2015 on behalf of AQR Capital Management, LLC, a Delaware company (“AQR Capital”). AQR Capital serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company, which holds 13.76% of the shares held by AQR Capital Management, LLC. The business address of AQR Capital is Two Greenwich Plaza, Greenwich, CT 06830.
(7)	According to a Schedule 13G/A filed with the SEC on February 13, 2015 on behalf of Polar Securities Inc., a Canadian corporation (“Polar Securities”) and North Pole Capital Master company, a Cayman Islands fund (“North Pole”). Polar Securities serves as investment manager to North Pole with respect to the shares held by this stockholder. The business address of this stockholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(8)	According to a Schedule 13G filed with the SEC on February 12, 2015 on behalf of TD Asset Management Inc., a Canadian corporation (“TDAM”). TDAM is a wholly-owned subsidiary of TD Bank Financial Group. The business address of this stockholder is Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2, Canada.

The table above does not include the shares of common stock underlying the private placement warrants, private placement units or private placement shares held or to be held by our officers or sponsors because these securities are not exercisable within 60 days of this Report.

Changes in Control

N/A

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In July 2014, we and each of our sponsors entered into a securities subscription agreement, pursuant to which our sponsors purchased an aggregate of 2,875,000 shares of our common stock for an aggregate purchase price of $25,000, or approximately $0.01 per share. In order that the shares held by our initial stockholders would represent 20% of the outstanding shares upon completion of our initial public offering, in October 2014, our sponsors and certain other stockholders returned to us, at no cost, an aggregate of 487,182 founder shares, which we cancelled. As a result of the underwriters’ election not to exercise their over-allotment option for our initial public offering, certain of our initial stockholders (other than our independent directors) forfeited an aggregate of 300,000 founder shares on December 8, 2014.

In July 2014, our sponsors transferred 429,000 founder shares to an affiliate of Mr. Lipkin, our Executive Vice President, Chief Financial Officer and Chief Operating Officer, and 75,000 founder shares to an affiliate of Mr. Schloss, our Executive Vice President, General Counsel and Secretary, respectively (39,000 and 6,818 (giving effect to the cancellations discussed below) of which were subsequently forfeited, respectively). In order that the shares held by our initial stockholders would represent 20% of the outstanding shares upon completion of our initial public offering, in October 2014, Mr. Lipkin and Mr. Schloss returned to us, at no cost, 74,750 and 13,068 founder shares, respectively, which we cancelled. In addition, in October 2014, our Hydra sponsor transferred an aggregate of 22,000 founder shares to consultants of Hydra Management LLC (2,422 of which were subsequently forfeited). In addition, in October 2014 our Hydra sponsor transferred 25,000 founder shares to each of Messrs. Miller, Shea, and Stevens, our independent directors (for a total of 75,000 founder shares, none of which were subject to forfeiture), and our Macquarie sponsor transferred 25,000 founder shares to Mr. Dannhauser, our Macquarie sponsor’s director (none of which were subject to forfeiture).

Our initial stockholders have agreed not to transfer, assign or sell any of their founder shares, private placement shares or shares of our common stock underlying the rights included in the private placement units (except to our officers and directors and other persons or entities affiliated with our sponsors, each of whom will be subject to the same transfer restrictions) until the earlier to occur of: (A) one year after the completion of our initial business combination or (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, in the event our Macquarie sponsor withholds consent to consummate a business combination because of regulatory reasons or because the business combination involves a competitor to our Macquarie sponsor, its affiliates, or an entity in which our Macquarie sponsor or an affiliate has an equity interest, then our Macquarie sponsor shall be permitted to sell its founder shares (provided, that the transferee agrees to be bound by the transfer restrictions, lock-up provisions, voting obligations, registration rights and other such restrictions and rights of the founder shares), and our Hydra sponsor will use its best efforts to facilitate a sale of our Macquarie sponsor’s founder shares. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares, private placement shares and shares of our common stock underlying the rights included in the private placement units will be released from the lock-up.

Simultaneously with the consummation of our initial public offering on October 29, 2014, A. Lorne Weil, our Chairman and Chief Executive Officer and the managing member of our Hydra sponsor, our Macquarie sponsor, and Mr. Schloss, pursuant to a written agreement, purchased an aggregate of 7,500,000 private placement warrants for a purchase price of $0.50 per warrant in a private placement for total proceeds of $3,750,000. Each private placement warrant entitles the holder to purchase one-half of one share of our common stock at $5.75 per share. Other than transfers to our executive officers or their affiliates, the private placement warrants (including the common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsors until 30 days after the completion of our initial business combination. Mr. Lipkin will have the option to acquire 450,000 warrants from Mr. Weil at a price of $0.50 per warrant during the 90-day period immediately following our business combination.

On October 24, 2014, our Macquarie sponsor entered into a contingent forward purchase contract with us to purchase, in a private placement for gross proceeds of approximately $20,000,000 to occur concurrently with the consummation of our initial business combination, 2,000,000 units (which includes 2,000,000 rights which will be exchanged for 200,000 shares of common stock) on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit, and 500,000 shares of common stock on the same terms as the sale of shares of common stock to our sponsors prior to our initial public offering. The funds from the sale of the private placement units may be used as part of the consideration to the sellers in the initial business combination; any excess funds from this private placement may be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their shares and provides us with an increased minimum funding level for the initial business combination.

The contingent forward purchase contract is subject to the following closing conditions:

•	the representations and warranties made by us in the contingent forward purchase contract shall be true and correct in all material respects;
•	all covenants, agreements and conditions contained in the contingent forward purchase contract shall have been performed by us;
•	we have obtained all blue sky law permits and qualifications required by any state for the offer and sale of the private placement securities; and
•	our Macquarie sponsor has provided its consent to the business combination, which it may withhold for any reason; provided, that if our Macquarie sponsor does not consent because of regulatory reasons or because the business combination involves a competitor to our Macquarie sponsor, its affiliates, or an entity in which our Macquarie sponsor or an affiliate has an equity interest, then we may proceed with such business combination but our Macquarie sponsor will not be obligated to settle the purchase of securities under the contingent forward purchase contract.

The holders of the founder shares, private placement shares, private placement units and private placement warrants will have registration rights to require us to register a sale of any of our securities held by them (including the shares of common stock underlying such securities) pursuant to a registration rights agreement signed on October 24, 2014. Each of our sponsors will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs in the case of the founder shares, and the private placement shares and the shares of our common stock underlying the rights included in the private placement units, upon (except to our officers and directors and other persons or entities affiliated with our sponsors, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our business combination, the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and in the case of the private placement warrants and the respective common stock underlying such warrants, 30 days after the completion of our initial business combination. In the case of the private placement units and their constituent securities, we may file a registration statement immediately following the business combination. We will bear the costs and expenses of filing any such registration statements.

We have also entered into an agreement with our sponsors pursuant to which we have agreed as follows:

•	our sponsors will use best efforts so as not to permit us to enter into a contract involving amounts in excess of $25,000 (other than an underwriting agreement and our initial business combination) without the approval of one of our Hydra sponsor designees and our Macquarie sponsor designee to our board of directors;
•	our sponsors agreed to take any action necessary to ensure that, our board of directors will consist of five persons in total, two Hydra sponsor designees (one of whom is deemed by applicable rules and regulations to be an independent director), one Macquarie sponsor designee and two persons mutually selected by our sponsors who are deemed by applicable rules and regulations to be independent directors; and
•	we agree not to consummate our initial business combination without our Macquarie sponsor’s consent; provided, however, that if we fail to consummate a business combination within the required time period, and our board of directors (other than our Macquarie sponsor designee) unanimously votes in favor of a proposed business combination and our Macquarie sponsor decides to withhold its vote on such business combination (for reasons other than regulatory reasons or because the business combination involves a competitor to our Macquarie sponsor, its affiliates, or an entity in which our Macquarie sponsor or an affiliate has an equity interest), our Macquarie sponsor will be, subject to certain conditions, obligated to pay a $740,000 fee to our Hydra sponsor and the private placement warrants purchased by our Macquarie sponsor, Mr. Weil and another member of our management will expire worthless. Notwithstanding the foregoing, in the event our Macquarie sponsor withholds consent to consummate a business combination because of regulatory reasons or because the business combination involves a competitor to our Macquarie sponsor, its affiliates, or an entity in which our Macquarie sponsor or an affiliate has an equity interest, then our Macquarie sponsor is not obligated to pay the $740,000 fee, we may proceed with such business combination, our Macquarie sponsor shall be permitted to sell its private placement warrants and founder shares (provided, that the transferee agrees to be bound by the transfer restrictions, lock-up provisions, voting obligations, registration rights and other such restrictions and rights of the transferred private placement warrants and founder shares), our Hydra sponsor will use its best efforts to facilitate a sale of our Macquarie sponsor’s private placement warrants and founder shares, and the term of our Macquarie sponsor’s designee on the board of directors shall automatically terminate and such board seat shall remain vacant until filled by a successor duly appointed by our Hydra sponsor.

We entered into a letter agreement with Macquarie Capital (USA) Inc., pursuant to which we have agreed that prior to the third anniversary of the date of the letter agreement, we will engage Macquarie Capital (USA) Inc., or an affiliate of Macquarie Capital (USA) Inc. designated by it, to act, on any and all transactions with a notional value greater than $30 million, as:

•	a bookrunning managing underwriter, a bookrunning managing placement agent, or a bookrunning managing initial purchaser, as the case may be, in connection with any offering or placement of securities (including but not limited to, debt, equity, preferred and other hybrid equity securities or equity linked securities) by us or any of our subsidiaries, in each case with Macquarie Capital (USA) Inc. receiving total compensation in respect of any such transaction that is equal to or better than 40% of the total compensation received by all underwriters, placement agents, and initial purchasers, as the case may be, in connection with such transaction and not less than the compensation received by any individual underwriter, placement agent or initial purchaser, as the case may be; and

•	a financial advisor in connection with any restructuring (through a recapitalization, extraordinary dividend, stock repurchase, spin-off, joint venture or otherwise) by us or any of our subsidiaries, acquisition or disposition of a business, asset or voting securities by us or debt or equity financing or any refinancing of any portion of any financing by us or any of our subsidiaries, in each case with Macquarie Capital (USA) Inc. receiving total compensation in respect of any such transaction that is equal to or greater than 40% of the total compensation received by all financial advisors in connection with such transaction (50% in the case of the initial business combination), and not less than the compensation received by any individual financial advisor.

Macquarie Capital (USA) Inc. may decline any such engagement in its sole and absolute discretion, in which event Macquarie Capital (USA) Inc. would not be entitled to any fees from such engagement. Any engagement pursuant to the letter agreement will be on Macquarie Capital (USA) Inc.’s customary terms (including, as applicable, representations, warranties, covenants, conditions, indemnities and fees based upon the prevailing market for similar services for global, full-service investment banks), and such terms, including the amount of proposed fees of Macquarie for such engagement (but not the obligation to retain Macquarie Capital (USA) Inc.), shall be subject to the review of our audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Macquarie Capital (USA) Inc. will not be retained to render a fairness opinion on our initial business combination.

Macquarie Capital (USA) Inc. has not yet been retained for a specific financial advisory, underwriting, capital raising or other transaction and so we are not able to quantify the fees for any such engagement. No funds will be paid out of the trust to fund any such fee payments and it is not expected that any fees would be paid prior to the consummation of a business combination. The actual amount of fees received will vary significantly based on the size of any transaction and the extent to which other investment banks are involved.

If any of our officers or directors (other than our independent directors) becomes aware of a business combination opportunity that falls within the line of business of any entity other than us to which he or she has then current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, or in the case of a non-compete restriction, may not present such opportunity to us at all. Our executive officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. Additionally, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply to our Macquarie sponsor’s board member.

On October 24, 2014, we entered into an Administrative Services Agreement with Lorne Weil, Inc., which agreement was assigned to Hydra Management LLC effective March 5, 2015, each an affiliate of our Hydra sponsor, pursuant to which we pay a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, affiliates of our Hydra sponsor will be paid a total of $240,000 ($10,000 per month) for office space, utilities and secretarial support and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsors, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsors, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. In the event our business combination is completed, there is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On July 25, 2014, we entered into a promissory note with each of the Sponsors, whereby the Sponsors agreed to loan the Company up to an aggregate of $125,000 each (“Promissory Notes”) to be used in part for expenses incurred in connection with the Initial Public Offering. The Promissory Notes were non-interest bearing, unsecured and due at the earlier of March 31, 2015 or the closing of our initial public offering. The Promissory Notes were repaid upon the consummation of the initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, each of our sponsors has committed $250,000, for an aggregate of $500,000, in accordance with the unsecured promissory notes we will issue to our sponsors pursuant to the expense advance agreement between us and our sponsors. The funds under this commitment will be provided to us in the event that funds held outside of the trust are insufficient to fund our expenses prior to our initial business combination (including investigating and selecting a target business and other working capital requirements) and our sponsors may, but are not obligated to, loan us additional funds as may be required. If we complete an initial business combination, we expect to repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans would be repaid only out of funds held outside the trust account. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of all loans made to us may be convertible into warrants of the post-business combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans by our officers and directors (other than the $500,000 in loans which our sponsors have committed to make in the aggregate) have not been determined and no written agreements exist with respect to such loans.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees, or a salary, from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Our audit committee must review and approve any related person transaction we propose to enter into. Our audit committee charter details the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of the company and our stockholders. A summary of such policies and procedures is as follows:

Any potential related party transaction that is brought to the audit committee’s attention will be analyzed by the audit committee, in consultation with outside counsel or members of management, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a related party transaction. At each of its meetings, the audit committee will be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction, and the benefits to us and to the relevant related party.

In determining whether to approve a related party transaction, the audit committee must consider, among other factors, the following factors to the extent relevant:

•	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;
•	whether there are business reasons for us to enter into the transaction;
•	whether the transaction would impair the independence of an outside director; and
•	whether the transaction would present an improper conflict of interest for any director or executive officer.

Any member of the audit committee who has an interest in the transaction under discussion must abstain from voting on the approval of the transaction, but may, if so requested by the Chairman of the audit committee, participate in some or all of the Committee’s discussions of the transaction. Upon completion of its review of the transaction, the audit committee may determine to permit or to prohibit the transaction.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Miller, Shea and Stevens are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services

During the period from May 30, 2014 (inception) through December 31, 2014, the firm of Marcum LLP, was our independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.

Audit Fees.  Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees billed by Marcum LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement, the closing 8-K and other required filings with the SEC for the period from May 30, 2014 (inception) through December 31, 2014 totaled $80,225. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees.  We did not pay Marcum LLP for consultations concerning financial accounting and reporting standards during the period from May 30, 2014 (inception) through December 31, 2014.

Tax Fees.  We did not pay Marcum LLP for tax planning and tax advice for the period from May 30, 2014 (inception) through December 31, 2014.

All Other Fees.  We did not pay Marcum LLP for other services for the period from May 30, 2014 (inception) through December 31, 2014.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has approved and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Financial Statements

(2) Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV.

(3) Exhibits

HYDRA INDUSTRIES ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Shareholders
of Hydra Industries Acquisition Corp.

We have audited the accompanying balance sheet of Hydra Industries Acquisition Corp. (the “Company”) as of December 31, 2014 and the related statements of operations, changes in stockholders’ equity, and cash flows for the period from May 30, 2014 (inception) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydra Industries Acquisition Corp. as of December 31, 2014, and the results of its operations and its cash flows for the period from May 30, 2014 (inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP
New York, NY
March 13, 2015

HYDRA INDUSTRIES ACQUISITION CORP.

Balance Sheet
As of December 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$1,123,278
Prepaid expenses	17,610
Total Current Assets	1,140,888
Cash and securities held in Trust Account	80,005,240
Other assets	149,841
TOTAL ASSETS	$81,295,969
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$85,729
Advance from related party	65
Total Current Liabilities	85,794
Deferred underwriting fees	2,800,000
Total Liabilities	2,885,794
Commitments and Contingencies
Common stock subject to possible redemption, 7,341,017 shares at conversion value	73,410,170
Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	—
Common stock, $0.0001 par value; 29,000,000 shares authorized; 2,658,983 shares issued and outstanding (excluding 7,341,017 shares subject to possible redemption)	266
Additional paid-in capital	5,141,268
Accumulated deficit	(141,529)
Total Stockholders' Equity	5,000,005
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,295,969

The accompanying notes are an integral part of the financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Statement of Operations
For the Period from May 30, 2014 (inception) through December 31, 2014

Formation and operating costs	$141,529
Net Loss	$(141,529)
Weighted average shares outstanding, basic and diluted	$2,189,405
Basic and diluted net loss per common share	$(0.06)

The accompanying notes are an integral part of the financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Statement of Changes in Stockholders’ Equity
For the period from May 30 2014 (inception) through December 31, 2014

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance – May 30, 2014 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsors	2,875,000	288	24,712	—	25,000
Cancellation of 575,000 shares of common stock	(575,000)	(58)	58	—	—
Sale of 8,000,000 Units, net of underwriters discount and offering expenses	8,000,000	800	74,775,904	—	74,776,704
Sale of 7,500,000 Private Placement Warrants	—	—	3,750,000	—	3,750,000
Forfeiture of 300,000 shares of common stock due to underwriters not exercising their over-allotment option	(300,000)	(30)	30	—	—
Common stock subject to redemption	(7,341,017)	(734)	(73,409,436)	—	(73,410,170)
Net loss	—	—	—	(141,529)	(141,529)
Balance – December 31, 2014	2,658,983	$266	$5,141,268	$(141,529)	$5,000,005

The accompanying notes are an integral part of the financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Statement of Cash Flows
For the period from May 30 2014 (inception) through December 31, 2014

Cash Flows from Operating Activities:
Net loss	$(141,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(5,240)
Changes in operating assets and liabilities:
Prepaid expenses	(17,610)
Other assets	(149,841)
Accounts payable and accrued expenses	133,603
Net cash used in operating activities	(180,617)
Cash Flows from Investing Activities:
Investment of cash and securities held in trust	(80,000,000)
Net cash used in investing activities	(80,000,000)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsors	25,000
Proceeds from sale of Units, net of underwriting discounts paid	78,000,000
Proceeds from sale of Private Placement Warrants	3,750,000
Payment of offering costs	(423,296)
Proceeds from promissory notes – related parties	169,499
Repayment of promissory notes – related parties	(169,499)
Repayment of advances from related party	(47,809)
Net cash provided by financing activities	81,303,895
Net Change in Cash and Cash Equivalents	1,123,278
Cash and Cash Equivalents – Beginning	—
Cash and Cash Equivalents – Ending	$1,123,278
Non-cash investing and financing activities:
Payment of offering costs and operational costs pursuant to related party advances	$47,874
Deferred underwriting fees	$2,800,000

The accompanying notes are an integral part of the financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

At December 31, 2014, the Company had not yet commenced operations. All activity through December 31, 2014 related to the Company’s formation, its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $5,223,296, inclusive of $2,000,000 of underwriting fees, $2,800,000 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $423,296 of Initial Public Offering costs. In addition, at October 29, 2014, cash of $1,326,704 was placed in an account outside of the Trust Account to fund operations. As of December 31, 2014, cash held outside of the Trust Account amounted to $1,123,278.

In connection with the closing of the Initial Public Offering on October 29, 2014, an amount of $80,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) and subsequently invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “1940 Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, and will remain invested in U.S. government securities until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s securities are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s Business Combination must be with a target business or businesses whose collective fair market value is equal to at least 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

The initial stockholders have agreed to waive their redemption rights with respect to the founder shares (i) in connection with the consummation of a Business Combination, (ii) if the Company fails to consummate a Business Combination within the Combination Period, and (iii) upon the Company’s liquidation upon the expiration of the Combination Period. However, if the Company’s initial stockholders should acquire public shares in or after the Initial Public Offering, they will be entitled to redemption rights with respect to such public shares if the Company fails to consummate a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions held in the Trust Account in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Initial Public Offering ($10.00 per share). A. Lorne Weil, the Company’s Chairman and Chief Executive Officer and the managing member of the Hydra sponsor, has agreed that he will be liable to the Company, and the Macquarie sponsor has agreed to indemnify Mr. Weil for 50% of any such liability, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per share or such lesser amount per share of Common Stock held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS  – (continued)

to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

The Company will seek to reduce the possibility that Mr. Weil will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules of the Securities and Exchange Commission (“SEC”).

Emerging growth company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement declared effective pursuant to the Securities Act or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies are required to adopt the new or revised standard.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2014.

Cash and securities held in Trust Account

At December 31, 2014, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2014, the common stock subject to possible redemption in the amount of $73,410,170 is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $5,223,296 (including $4,800,000 in underwriters’ fees, of which $2,800,000 is deferred) were charged to stockholder’s equity upon completion of the Initial Public Offering.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At December 31, 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company is subject to income tax examinations by major taxing authorities since its inception.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2014, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Subsequent events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the financial statements were available for issuance are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment to or disclosure in the financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On October 29, 2014, the Company sold 8,000,000 Units at a purchase price of $10.00 per Unit in its Initial Public Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value (“Common Stock”), one right (“Public Right”) and one redeemable common stock purchase warrant (“Public Warrant”). Each Public Right will convert into one-tenth ( 1/10) of one share of Common Stock upon the consummation of a Business Combination. The Company did not register the shares of Common Stock issuable upon exercise of the Public Warrants. However, the Company has agreed to use its best efforts to file within 15 business days of the closing of a Business Combination and have an effective registration statement within 60 business days of the closing of a Business Combination covering the shares of Common Stock issuable upon exercise of the Public Warrants, to maintain a current prospectus relating to those shares of Common Stock until the earlier of the date the Public Warrants expire or are redeemed and, the date on which all of the Public Warrants have been exercised and to qualify the resale of such shares under state blue sky laws, to the extent an exemption is not available. Each Public Warrant entitles the holder to purchase one-half share of Common Stock at an exercise price of $5.75 ($11.50 per whole share). The Public Warrants may be exercised only for a whole number of shares of Common Stock. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 3. INITIAL PUBLIC OFFERING  – (continued)

the consummation of a Business Combination, or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the consummation of a Business Combination or earlier upon redemption or liquidation. The Public Warrants will be redeemable by the Company at a price of $0.01 per warrant upon 30 days’ prior written notice after the Public Warrants become exercisable, only in the event that the last sale price of the Common Stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given. The Company will not redeem the Public Warrants unless an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those shares of Common Stock is available throughout the 30-day redemption period except if the Public Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, Mr. Weil, the Macquarie sponsor and Martin E. Schloss, the Company’s Executive Vice President, General Counsel and Secretary, purchased an aggregate of 7,500,000 Private Placement Warrants at a price of $0.50 per warrant ($3,750,000 in the aggregate) in a private placement. Each Private Placement Warrant is exercisable to purchase one-half share of Common Stock at $5.75 per half share. The Private Placement Warrants may be exercised only for a whole number of shares of Common Stock. No fractional shares will be issued upon exercise of the Private Placement Warrants. The purchase price of the Private Placement Warrants was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used, in part, to fund the redemption of the Company’s public shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions with respect to the Private Placement Warrants.

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

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 11, 2014, the Company issued 2,875,000 shares of Common Stock to the Sponsors, of which an aggregate of 575,000 shares were returned to the Company and subsequently cancelled (the “founder shares”) on October 24, 2014, for an aggregate purchase price of $25,000 (see Note 7). As a result of the underwriters’ determination not to exercise their over-allotment option, an additional 300,000 founder shares were forfeited (see Note 7). The founder shares are identical to the shares of Common Stock included in the Units sold in the Initial Public Offering, except that (1) the founder shares are subject to certain transfer restrictions, as described in more detail below, and (2) the Company’s initial stockholders have agreed: (i) to waive their redemption rights with respect to their founder shares in connection with the consummation of a Business Combination and (ii) to waive their redemption rights with respect to their founder shares if the Company fails to complete a Business Combination within the Combination Period. However, the Company’s initial stockholders will be entitled to redemption rights with respect to any public shares they hold by way of public market purchase if the Company fails to consummate a Business Combination within such time period. If the Company submits a Business Combination to its public stockholders for a vote, the initial stockholders have agreed to vote their founder shares and any public shares purchased in favor of a Business Combination.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (1) one year after a Business Combination or (2) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after a Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property (the “Lock Up Period”). Notwithstanding the foregoing, if the last sale price of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, the founder shares will be released from the lock-up.

Related Party Advances

During the period from May 30, 2014 (inception) through October 29, 2014, Lorne Weil, Inc., a company owned by Mr. Weil and an affiliate of the Hydra sponsor, advanced an aggregate of $47,874 directly to the Company’s vendors for Initial Public Offering costs and other operational costs, of which the Company repaid $47,809 of such advances as of December 31, 2014. At December 31, 2014, the amount owed under the related party advances was $65. The advances are non-interest bearing, unsecured and due on demand.

Promissory Notes

On July 25, 2014, the Company entered into a promissory note with each of the Sponsors, whereby the Sponsors agreed to loan the Company up to an aggregate of $125,000 each (“Promissory Notes”) to be used in part for expenses incurred in connection with the Initial Public Offering. The Promissory Notes were non-interest bearing, unsecured and due at the earlier of March 31, 2015 or the closing of the Initial Public Offering. An aggregate of $169,499 of Promissory Notes were repaid to the Sponsors upon the consummation of the Initial Public Offering on October 29, 2014. As of December 31, 2014, no amounts were outstanding under the Promissory Notes.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which the Company pays an affiliate of Lorne Weil, Inc. a total of $10,000 per month for office space, utilities and administrative support commencing on October 24, 2014. Upon the completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 6. COMMITMENTS & CONTINGENCIES

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsors have each committed $250,000, for an aggregate of $500,000, in accordance with the unsecured promissory notes the Company will issue to the Sponsors pursuant to an expense advance agreement between the Company and the Sponsors, to be provided to the Company in the event that funds held outside of the Trust Account are insufficient to fund its expenses after the Initial Public Offering and prior to a Business Combination (including investigating and selecting a target business and other working capital requirements) and the Sponsors may, but are not obligated to, loan the Company additional funds as may be required. If the Company consummates a Business Combination, the Company expects to repay such non-interest bearing loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,000,000 of all loans made to the Company may be convertible into warrants of the post Business Combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

Contingent Forward Purchase Contract

On October 24, 2014, the Macquarie sponsor entered into a contingent forward purchase contract with the Company (the “Contingent Forward Purchase Contract”) to purchase, in a private placement for gross proceeds of approximately $20,000,000 to occur concurrently with the consummation of the Business Combination, 2,000,000 Units on the same terms as the sale of the Units in the Initial Public Offering at $10.00 per Unit (which includes 2,000,000 rights which will be exchanged for 200,000 shares of Common Stock) (“Private Placement Units”), and 500,000 shares of the Company’s Common Stock on the same terms as the sale of the founder shares to the Sponsors prior to the Initial Public Offering (“Private Placement Shares”). The funds from the sale of the Private Placement Units and the Private Placement Shares will be used as part of the consideration to the sellers in the Business Combination; any excess funds from the Private Placement Units will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares.

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

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 6. COMMITMENTS & CONTINGENCIES  – (continued)

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

Registration Rights

Pursuant to a registration rights agreement entered into on October 24, 2014 with the Company’s initial stockholders and purchasers of the Private Placement Warrants and the Contingent Forward Purchase Contract, the Company may be required to register certain securities for sale under the Securities Act. Each of the sponsors will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,200,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less the underwriting discounts and commissions. On December 8, 2014, the underwriters elected not to exercise their over-allotment option.

The underwriters are entitled to an underwriting discount of up to 6.0%, of which two and one-half percent (2.5%), or $2,000,000, was paid in cash at the closing of the Initial Public Offering on October 29, 2014, and up to three and one-half percent (3.5%), or $2,800,000, has been deferred. The deferred fee will be payable in cash upon the closing of a Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2014, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 29,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each common share. On October 24, 2014, the Sponsors and certain other stockholders of the Company returned to the Company an aggregate of 575,000 founder shares, which were cancelled by the Company. As a result of the underwriters’ determination not to exercise their over-allotment option to purchase additional Units on December 8, 2014, certain of the Company’s initial stockholders forfeited an aggregate of 300,000 shares of Common Stock. As a result of the forfeiture, the Company’s initial stockholders own 20% of the issued and

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 7. STOCKHOLDERS’ EQUITY  – (continued)

outstanding shares after the Initial Public Offering. At December 31, 2014, there were 2,658,983 shares of Common Stock issued and outstanding (excluding 7,341,017 shares of Common Stock subject to possible redemption).

As of December 11, 2014, holders of the Company’s Units were able to separately trade the Common Stock, rights and warrants included in the Units. Those Units not separated continue to trade on NASDAQ under the symbol “HDRAU” and each of the underlying shares of Common Stock, rights and warrants trade on NASDAQ under the symbols “HDRA,” “HDRAR” and “HDRAW,” respectively.

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

December 31, 2014
Deferred tax asset
Net operating loss carryforward	$64,448
Total deferred tax assets	64,448
Valuation Allowance	(64,448)
Deferred tax asset, net of allowance	$—

The income tax provision (benefit) consists of the following:

For the Period from May 30, 2014 (inception) through December 31, 2014
Federal
Current	$—
Deferred	(48,120)
State and Local
Current	—
Deferred	(16,328)
Change in valuation allowance	64,448
Income tax provision (benefit)	$—

As of December 31, 2014, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $141,529 available to offset future taxable income. These NOLs expire beginning in 2035. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended from May 30, 2014 (inception) through December 31, 2014, the change in the valuation allowance was $64,448.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 8. INCOME TAX  – (continued)

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2014 is as follows:

For the Period from May 30, 2014 (inception) through December 31, 2014
Statutory federal income tax rate	(34.0)%
State taxes, net of federal tax benefit	(11.5)%
Change in valuation allowance	45.5%
Income tax provision (benefit)	0.0%

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2014, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2014
Assets:
Cash and securities held in Trust Account	1	$80,005,240

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 24, 2014, between the Company and UBS Securities LLC, as representative for the underwriters.(1)
3.1	Certificate of Incorporation.(2)
3.2	Amended and Restated Certificate of Incorporation.(1)
3.3	Bylaws.(2)
4.1	Specimen Unit Certificate.(4)
4.2	Specimen Common Stock Certificate.(3)
4.3	Specimen Rights Certificate.(4)
4.4	Specimen Warrant Certificate.(3)
4.5	Rights Agreement, dated October 24, 2014, between Continental Stock Transfer & Trust Company and the Company.(1)
4.6	Warrant Agreement, dated October 24, 2014, between Continental Stock Transfer & Trust Company and the Company.(1)
10.1	Promissory Note, dated July 25, 2014, issued to Hydra Industries Sponsor LLC in the amount of up to $125,000.(2)
10.2	Promissory Note, dated July 25, 2014, issued to MIHI LLC in the amount of up to $125,000.(2)
10.3	Letter Agreement, by and among the Company and certain security holders, officers and directors of the Company.(1)
10.4	Investment Management Trust Account Agreement, dated October 24, 2014, between Continental Stock Transfer & Trust Company and the Company.(1)
10.5	Registration Rights Agreement, dated October 24, 2014, between the Company and certain security holders.(1)
10.6	Securities Subscription Agreement, dated July 11, 2014, between the Registrant and Hydra Industries Sponsor LLC.(2)
10.7	Securities Subscription Agreement, dated July 11, 2014, between the Registrant and MIHI LLC.(2)
10.8	Warrant Purchase Agreement, dated October 24, 2014, among the Company, MIHI LLC, A. Lorne Weil and Martin E. Schloss.(1)
10.9	Form of Indemnity Agreement.(3)
10.10	Administrative Services Agreement, dated October 24, 2014, between the Company and Lorne Weil, Inc.(1)
10.11	Expense Advancement Agreement, dated October 24, 2014, by and among the Company, MIHI LLC and Hydra Industries Sponsor LLC.(1)
10.12	Contingent Forward Purchase Contract, dated October 24, 2014, by and among the Company and MIHI LLC.(1)
10.13	Letter Agreement, dated October 24, 2014, by and among the Company and certain security holders regarding the investment banking right of first refusal.(1)
10.14	Agreement Among Sponsors, dated October 24, 2014, by and among the Company, MIHI LLC and Hydra Industries Sponsor LLC.(1)

Exhibit No.	Description
14.1	Code of Business and Ethics.(3)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on October 29, 2014.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on August 19, 2014.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on September 19, 2014.
(4)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on October 20, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2015	Hydra Industries Acquisition Corp.

By: /s/ A. Lorne Weil Name: A. Lorne Weil Title: Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ A. Lorne Weil A. Lorne Weil	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 13, 2015
/s/ Jeffrey S. Lipkin Jeffrey S. Lipkin	Chief Financial Officer, Executive Vice President, and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2015
/s/ Jonathan S. Miller Jonathan S. Miller	Director	March 13, 2015
/s/ Kenneth Shea Kenneth Shea	Director	March 13, 2015
/s/ M. Brent Stevens M. Brent Stevens	Director	March 13, 2015
/s/ Stephen J. Dannhauser Stephen J. Dannhauser	Director	March 13, 2015