Form 10-Q
period 2015-03-31
Hydra Industries Acquisition Corp.
filed 2015-05-07
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-36689

HYDRA INDUSTRIES ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-1025534
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

250 West 57th Street, Suite 2223
New York, NY	10107
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (646) 565-3861

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒  No ☐

As of May 4, 2015, there were 10,000,000 shares of the Company’s common stock issued and outstanding.

Definition of Terms

References in this Quarterly Report on Form 10-Q to “we,” “us” or the “Company” refer to Hydra Industries Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Hydra Industries Sponsor LLC (the “Hydra Sponsor”) and MIHI LLC (the “Macquarie Sponsor”). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$867,422	$1,123,278
Prepaid expenses and other current assets	43,475	17,610
Total Current Assets	910,897	1,140,888

Cash and securities held in Trust Account	80,014,042	80,005,240
Other assets	128,949	149,841
TOTAL ASSETS	$81,053,888	$81,295,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$30,000	$85,729
Advance from related party	-	65
Total Current Liabilities	30,000	85,794
Deferred underwriting fees	2,800,000	2,800,000
Total Liabilities	2,830,000	2,885,794

Commitments and Contingencies
Common stock subject to possible redemption, 7,322,388 and 7,341,017 shares at conversion value as of March 31, 2015 and December 31, 2014, respectively	73,223,880	73,410,170

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 29,000,000 shares authorized; 2,677,612 and 2,658,983 shares issued and outstanding (excluding 7,322,388 and 7,341,017 shares subject to possible redemption) as of March 31, 2015 and December 31, 2014, respectively	268	266
Additional paid-in capital	5,327,556	5,141,268
Accumulated deficit	(327,816)	(141,529)
Total Stockholders' Equity	5,000,008	5,000,005

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,053,888	$81,295,969

The accompanying notes are an integral part of the condensed financial statements.

1

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Statement of Operations

Three Months Ended March 31, 2015

(Unaudited)

Operating costs	$195,089
Loss from operations	(195,089)
Other income:
Interest income	8,802
Net Loss	$(186,287)

Weighted average shares outstanding, basic and diluted	2,658,983
Basic and diluted net loss per common share	$(0.07)

The accompanying notes are an integral part of the condensed financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2015

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity
Balance – January 1, 2015	2,658,983	$266	$5,141,268	$(141,529)	$5,000,005

Common stock subject to redemption	18,629	2	186,288	-	186,290

Net loss	-	-	-	(186,287)	(186,287)

Balance – March 31, 2015	2,677,612	$268	$5,327,556	$(327,816)	$5,000,008

The accompanying notes are an integral part of the condensed financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Statement of Cash Flows

Three Months Ended March 31, 2015

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(186,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and securities held in Trust Account	(8,802)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(25,865)
Other assets	20,892
Accounts payable and accrued expenses	(55,685)
Net cash used in operating activities	(255,747)

Cash Flows from Financing Activities:
Repayment of advances from related party	(109)
Net cash used in financing activities	(109)

Net Change in Cash and Cash Equivalents	(255,856)
Cash and Cash Equivalents – Beginning	1,123,278
Cash and Cash Equivalents – Ending	$867,422

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Taxes	$6,021

Non-cash financing activities:
Payment of operational costs pursuant to related party advances	$44

The accompanying notes are an integral part of the condensed financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

The Company is a blank check company incorporated in Delaware on May 30, 2014. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (“Business Combination”).

At March 31, 2015, the Company had not yet commenced operations. All activity through March 31, 2015 related to the Company’s formation, its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

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

Transaction costs incurred by the Company for the Initial Public Offering amounted to $5,223,296, consisting of $2,000,000 of underwriting fees, $2,800,000 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $423,296 of Initial Public Offering costs. In addition, at October 29, 2014, cash of $1,326,704 was placed in an account outside of the Trust Account to fund operations. As of March 31, 2015, cash held outside of the Trust Account amounted to $867,422.

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

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, may either (i) seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination or (ii) provide its stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote). Stockholder approval will be sought by the Company if required by law or applicable stock exchange rule or for business or other legal reasons. In the event of a proposed merger of the Company with a target company, stockholder approval is required by Delaware law. Further, under the NASDAQ listing rules, stockholder approval is required, if, for example, (a) the Company will issue common stock that will be equal to or in excess of 20% of the number of shares of its common stock outstanding, (b) any of our directors, officers or substantial stockholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly, or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more, or (c) the issuance or potential issuance of common stock will result in a change of control of the Company. The Business Combination must also be approved by the board of directors. In addition, the Company’s Business Combination must be approved by MIHI LLC (the “Macquarie Sponsor”) as a condition to the Contingent Forward Purchase Contract (as described in Note 6). In the event that the Company seeks stockholder approval in connection with a Business Combination, the Company will proceed with a Business Combination only if a majority of the outstanding shares that are voted are voted in favor of the Business Combination. In connection with such vote, the Company will provide its stockholders with the opportunity to redeem their shares of the Company’s common stock upon the consummation of a Business Combination for a pro-rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to pay taxes). However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Hydra Industries Sponsor LLC (the “Hydra Sponsor”), the Macquarie Sponsor and the other initial stockholders of the Company have agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote their founders shares (as defined in Note 5) and any public shares purchased, in favor of approving a Business Combination. Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of the Business Combination and it does not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to an aggregate of 25% or more of the shares sold in the Initial Public Offering.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period from May 30, 2014 (inception) though December 31, 2014 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis. The financial information as of December 31, 2014 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the period from May 30, 2014 (inception) through December 31, 2014. The interim results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future interim periods.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Emerging growth company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement declared effective pursuant to the Securities Act or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies are required to adopt the new or revised standard.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2015.

Cash and securities held in Trust Account

At March 31, 2015 and December 31, 2014, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2015 and December 31, 2014, the common stock subject to possible redemption in the amount of $73,223,880 (or 7,322,388 shares) and $73,410,170 (or 7,341,017 shares), respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at March 31, 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At March 31, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase shares of common stock and rights that convert into shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income tax examinations by various taxing authorities since its inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for interest as of March 31, 2015 and December 31, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

On October 29, 2014, the Company sold 8,000,000 Units at a purchase price of $10.00 per Unit in its Initial Public Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value (“Common Stock”), one right (“Public Right”) and one redeemable common stock purchase warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of Common Stock upon the consummation of a Business Combination. The Company did not register the shares of Common Stock issuable upon exercise of the Public Warrants. However, the Company has agreed to use its best efforts to file within 15 business days of the closing of a Business Combination and have an effective registration statement within 60 business days of the closing of a Business Combination covering the shares of Common Stock issuable upon exercise of the Public Warrants, to maintain a current prospectus relating to those shares of Common Stock until the earlier of the date the Public Warrants expire or are redeemed and, the date on which all of the Public Warrants have been exercised and to qualify the resale of such shares under state blue sky laws, to the extent an exemption is not available. Each Public Warrant entitles the holder to purchase one-half share of Common Stock at an exercise price of $5.75 ($11.50 per whole share). The Public Warrants may be exercised only for a whole number of shares of Common Stock. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination, or (b) 12 months from the closing of the Initial Public Offering of the Company. The Public Warrants will expire five years after the consummation of a Business Combination or earlier upon redemption or liquidation. The Public Warrants will be redeemable by the Company at a price of $0.01 per warrant upon 30 days’ prior written notice after the Public Warrants become exercisable, only in the event that the last sale price of the Common Stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given. The Company will not redeem the Public Warrants unless an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those shares of Common Stock is available throughout the 30-day redemption period except if the Public Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

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

NOTE 6. COMMITMENTS & CONTINGENCIES

Administrative Services Agreement

The Company entered into an Administrative Services Agreement commencing on October 24, 2014 pursuant to which the Company pays an affiliate of the Hydra Sponsor a total of $10,000 per month for office space, utilities and secretarial support. Upon the completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsors have each committed $250,000, for an aggregate of $500,000, in accordance with the unsecured promissory notes the Company will issue to the Sponsors pursuant to an expense advance agreement between the Company and the Sponsors, to be provided to the Company in the event that funds held outside of the Trust Account are insufficient to fund its expenses after the Initial Public Offering and prior to a Business Combination (including investigating and selecting a target business and other working capital requirements) and the Sponsors may, but are not obligated to, loan the Company additional funds as may be required. If the Company consummates a Business Combination, the Company expects to repay such non-interest bearing loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,000,000 of all loans made to the Company are convertible at the option of the lender into warrants of the post Business Combination entity at a price of $0.50 per warrant. The warrants would be identical to the Private Placement Warrants.

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

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At March 31, 2015, there were no shares of preferred stock issued or outstanding.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Common Stock - The Company is authorized to issue 29,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each common share. On October 24, 2014, the Sponsors and certain other stockholders of the Company returned to the Company an aggregate of 575,000 founder shares, which were cancelled by the Company. As a result of the underwriters’ determination not to exercise their over-allotment option to purchase additional Units on December 8, 2014, certain of the Company’s initial stockholders forfeited an aggregate of 300,000 shares of Common Stock. As a result of the forfeiture, the Company’s initial stockholders own 20% of the issued and outstanding shares after the Initial Public Offering. At March 31, 2015, there were 2,677,612 shares of common stock issued and outstanding (excluding 7,322,388 shares of common stock subject to possible redemption).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2015	December 31, 2014
Assets:

Cash and securities held in Trust Account	1	$80,014,042	$80,005,240

NOTE 8. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the financial statements were issued are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. All activity from inception to March 31, 2015 relates to our formation, our initial public offering and private placement and the identification and evaluation of prospective candidates for a business combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2015, we had a net loss of $186,287, consisting of operating costs and target identification expenses.

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

As of March 31, 2015, we had cash and securities held in the trust account of $80,014,042 (including $14,042 of cash and accrued interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be available to us to pay taxes and up to $50,000 of our dissolution expenses. Through March 31, 2015, we did not withdraw any funds from the interest earned on the trust account. Other than deferred underwriting fees payable in the event of a business combination, no amounts are payable to the underwriters of our initial public offering.

As of March 31, 2015, we had cash of $867,422 held outside the trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of March 31, 2015, we had accounts payable and accrued expenses of $30,000.

For the three months ended March 31, 2015, cash used in operating activities amounted to $255,748, resulting from a net loss of $186,287 and a decrease in our accounts payable and accrued expenses. Included in our cash used in operating activities during the three months ended March 31, 2015, are 2014 Delaware franchise fees of $50,588, which were previously accrued for during the year ended December 31, 2014, annual 2015 NASDAQ fees of $40,000, federal and state taxes of $6,021, and payments for target identification expenses.

We intend to use substantially all of the funds held in the Trust Account (less amounts used to pay taxes and deferred underwriting commissions) to complete our Business Combination. We estimate our annual franchise tax obligations, based on our assets and the number of shares of our Common Stock authorized and outstanding after the completion of the Initial Public Offering, to be approximately $86,000, for which we anticipate making quarterly estimated tax payments throughout 2015. Our annual income tax obligations will depend on the amount of interest income earned in the Trust Account. We do not expect the interest earned on the amount in the Trust Account will be sufficient to pay all of our tax obligations. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, structure, negotiate and complete a Business Combination, pay taxes to the extent the interest earned on the Trust Account is insufficient to pay our taxes and pay our NASDAQ annual fee.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, each of our sponsors has committed $250,000, for an aggregate of $500,000, in accordance with unsecured promissory notes we will issue to our sponsors pursuant to the expense advance agreement between us and our sponsors, to be provided to us in the event that funds held outside of the trust are insufficient to fund our expenses prior to our initial business combination (including investigating and selecting a target business and other working capital requirements) and our sponsors may, but are not obligated to, loan us additional funds as may be required. If we complete our initial business combination, we expect to repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans would be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of all loans made to us are convertible at the option of the lender into warrants of the post-business combination entity at a price of $0.50 per warrant. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, by our officers and directors (other than the $500,000 in loans which our sponsors have committed to make in the aggregate) have not been determined and no written agreements exist with respect to such loans.

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

Common stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2015 and December 31, 2014, the common stock subject to possible redemption in the amount of $73,223,880 (or 7,322,388 shares) and $73,410,170 (or 7,341,017 shares), respectively, is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2015. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

We are subject to income tax examinations by various taxing authorities since the Company’s inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Our policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for interest as of March 31, 2015 and December 31, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in Annual Report on Form 10-K filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDRA INDUSTRIES ACQUISITION CORP.

Date: May 7, 2015	/s/ A. Lorne Weil
Name: A. Lorne Weil
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 7, 2015	/s/ Jeffrey S. Lipkin
Name: Jeffrey S. Lipkin
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

