Form 10-Q
period 2015-06-30
Hydra Industries Acquisition Corp.
filed 2015-08-07
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 5, 2015, there were 10,000,000 shares of the Company’s common stock issued and outstanding.

Definition of Terms

References in this Quarterly Report on Form 10-Q to “we,” “us” or the “Company” refer to Hydra Industries Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to “Sponsors” refer to Hydra Industries Sponsor LLC (the “Hydra Sponsor”) and MIHI LLC (the “Macquarie Sponsor”). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$696,660	$1,123,278
Prepaid expenses	129,786	164,151
Total Current Assets	826,446	1,287,429

Cash and securities held in Trust Account	80,018,388	80,005,240
Other assets	2,400	3,300
TOTAL ASSETS	$80,847,234	$81,295,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,713,968	$85,729
Advance from related party	-	65
Total Current Liabilities	1,713,968	85,794
Deferred underwriting fees	2,800,000	2,800,000
Total Liabilities	4,513,968	2,885,794

Commitments and Contingencies

Common stock subject to possible redemption, 7,131,687 and 7,341,017 shares at conversion value as of June 30, 2015 and December 31, 2014, respectively	71,333,260	73,410,170

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 29,000,000 shares authorized; 2,868,313 and 2,658,983 shares issued and outstanding (excluding 7,131,687 and 7,341,017 shares subject to possible redemption) as of June 30, 2015 and December 31, 2014, respectively	287	266
Additional paid-in capital	7,218,157	5,141,268
Accumulated deficit	(2,218,438)	(141,529)
Total Stockholders' Equity	5,000,006	5,000,005

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,847,234	$81,295,969

The accompanying notes are an integral part of the condensed financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Statement of Operations

Three and Six Months Ended June 30, 2015

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015

Operating costs	$1,894,968	$2,090,057
Loss from operations	(1,894,968)	(2,090,057)

Other income:
Interest income	4,346	13,148
Net Loss	$(1,890,622)	$(2,076,909)

Weighted average shares outstanding, basic and diluted	2,677,612	2,668,349

Basic and diluted net loss per common share	$(0.71)	$(0.78)

The accompanying notes are an integral part of the condensed financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2015

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity
Balance - January 1, 2015	2,658,983	$266	$5,141,268	$(141,529)	$5,000,005

Common stock subject to redemption	209,330	21	2,076,889	-	2,076,910

Net loss	-	-	-	(2,076,909)	(2,076,909)

Balance – June 30, 2015	2,868,313	$287	$7,218,157	$(2,218,438)	$5,000,006

The accompanying notes are an integral part of the condensed financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Statement of Cash Flows

Six Months Ended June 30, 2015

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(2,076,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and securities held in Trust Account	(13,148)
Changes in operating assets and liabilities:
Prepaid expenses	34,365
Other assets	900
Accounts payable and accrued expenses	1,628,283
Net cash used in operating activities	(426,509)

Cash Flows from Financing Activities:
Repayment of advances from related party	(109)
Net cash used in financing activities	(109)

Net Change in Cash and Cash Equivalents	(426,618)
Cash and Cash Equivalents - Beginning	1,123,278
Cash and Cash Equivalents - Ending	$696,660

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Taxes	$7,320

Non-cash financing activities:
Payment of operational costs pursuant to related party advances	$44

The accompanying notes are an integral part of the condensed financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

The Company is a blank check company incorporated in Delaware on May 30, 2014. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business transaction, one or more operating businesses or assets (“Business Combination”).

At June 30, 2015, the Company had not yet commenced operations. All activity through June 30, 2015 related to the Company’s formation, its Initial Public Offering, which is described below, identifying a target company and engaging in due diligence for a Business Combination.

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

Transaction costs incurred by the Company for the Initial Public Offering amounted to $5,223,296, consisting of $2,000,000 of underwriting fees, $2,800,000 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $423,296 of Initial Public Offering costs. In addition, at October 29, 2014, cash of $1,326,704 was placed in an account outside of the Trust Account to fund operations. As of June 30, 2015, cash held outside of the Trust Account amounted to $696,660.

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

JUNE 30, 2015

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of June 30, 2015, the Company had $696,660 in its operating bank accounts, $80,018,388 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or convert its common stock in connection therewith and a working capital deficit of $887,522. As of June 30, 2015, $18,388 of the amount on deposit in the Trust Account represented interest income, which is available to be withdrawn to pay the Company’s tax obligations. Since inception, the Company has not withdrawn any interest income form the Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

For the six months ended June 30, 2015, the Company used cash of $426,509 in operating activities. As of June 30, 2015, the Company had current liabilities of $1,713,968, primarily representing amounts owed to lawyers, accountants and consultants who have advised the Company on matters related to a potential Business Combination. Such work is continuing after June 30, 2015 and amounts are continuing to accrue. The Company anticipates deferring payment of some of these costs and paying them in connection with the consummation of the potential Business Combination. However, there can be no assurances that the Company will be able to defer such payments. Funds in the Trust Account are not available for this purpose absent an initial Business Combination. If the Business Combination is not consummated, the Company would lack the resources to pay all of the liabilities that have been incurred by the Company to date or after and the Company will lack the resources needed to consummate another Business Combination. The Company has entered into fee arrangements with certain service providers and advisors in connection with a potential Business Combination pursuant to which certain fees will be deferred and payable only if the Company consummates such potential Business Combination (see Note 7). There can be no assurances that the Company will complete this or any other Business Combination.

The Company may need to raise additional capital through loans or additional investments from its Sponsors, stockholders, officers, directors, or third parties. The Company’s Sponsors have each committed $250,000, for an aggregate of $500,000, to be provided to the Company in the event that funds held outside of the Trust Account are insufficient to fund its expenses after the Initial Public Offering and prior to a Business Combination (see Note 7). In addition, the Company’s officers, directors and Sponsors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

None of the Sponsors, stockholders, officers or directors, or third parties, are under any obligation to advance funds to, or to invest in, the Company, other than as described above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period from May 30, 2014 (inception) though December 31, 2014 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis. The financial information as of December 31, 2014 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the period from May 30, 2014 (inception) through December 31, 2014. The interim results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future interim periods.

The Company had no activity for the three and six months ended June 30, 2014. Accordingly, the condensed statements of operations and condensed statements of cash flow for the comparative period for the three and six months ended June 30, 2014 are not presented.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2015.

Cash and securities held in Trust Account

At June 30, 2015 and December 31, 2014, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2015 and December 31, 2014, the common stock subject to possible redemption in the amount of $71,333,260 (or 7,131,687 shares) and $73,410,170 (or 7,341,017 shares), respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at June 30, 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At June 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase shares of common stock and rights that convert into shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for interest and penalties as of June 30, 2015 and December 31, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

NOTE 4. INITIAL PUBLIC OFFERING

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

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the Public Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Public Warrants, multiplied by the difference between the exercise price of the Public Warrants and the “fair market value” by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Common Stock for the 10 trading days ending on the trading day prior to the date on which the notice of redemption is sent to the holders of Public Warrants.

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 7. COMMITMENTS & CONTINGENCIES

Potential Transaction Fee Arrangements

The Company has entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by the Company in connection with a potential Business Combination will be deferred and become payable only if the Company consummates such potential Business Combination. If the potential Business Combination does not occur, the Company will not be required to pay these contingent fees. As of June 30, 2015, the amount of these contingent fees was approximately $1,600,000. To the extent the potential Business Combination is consummated, the Company anticipates incurring a significant amount of additional costs. There can be no assurances that the Company will complete this or any other Business Combination.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement commencing on October 24, 2014 pursuant to which the Company pays an affiliate of the Hydra Sponsor a total of $10,000 per month for office space, utilities and secretarial support. Upon the completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid $30,000 and $60,000 in fees during the three and six months ended June 30, 2015, respectively.

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

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

Right of First Refusal

Pursuant to an agreement dated October 24, 2014, the Company has granted Macquarie Capital (USA) Inc. (“Macquarie Capital”), an affiliate of the Macquarie Sponsor, a right of first refusal for a period of 36 months from the closing of the Initial Public Offering to provide certain financial advisory, underwriting, capital raising, and other services for which they may receive fees. The amount of fees the Company pays to Macquarie Capital will be based upon the prevailing market for similar services rendered by global full-service investment banks for such transactions, and will be subject to the review of the Company’s Audit Committee pursuant to the Audit Committee’s policies and procedures relating to transactions that may present conflicts of interest. In May 2015, the Company entered into a letter agreement with Macquarie Capital in connection with a potential transaction. The letter agreement provides that the Company shall pay Macquarie Capital a fee, payable only upon the consummation of such potential transaction. As of the date hereof, no definitive agreement has been entered into in connection with such potential transaction and there is no assurance that the Company will complete such transaction.

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At June 30, 2015, there were no shares of preferred stock issued or outstanding.

Common Stock - The Company is authorized to issue 29,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each common share. At June 30, 2015, there were 2,868,313 shares of common stock issued and outstanding (excluding 7,131,687 shares of common stock subject to possible redemption).

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2015	December 31, 2014
Assets:
Cash and securities held in Trust Account	1	$80,018,388	$80,005,240

NOTE 10. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a blank check company incorporated on May 30, 2014 as a Delaware corporation and formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business transaction, one or more operating businesses or assets. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and a sale of warrants in a private placement that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. All activity from inception to June 30, 2015 relates to our formation, our initial public offering and private placement and the identification and evaluation of prospective candidates for a business combination. Since the completion of our initial public offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2015, we had a net loss of $1,890,622 and $2,076,909, respectively, consisting of target identification expenses, operating costs and due diligence expenses.

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

As of June 30, 2015, we had cash and securities held in the trust account of $80,018,388 (including $18,388 of cash and accrued interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be available to us to pay taxes and up to $50,000 of our dissolution expenses. Through June 30, 2015, we did not withdraw any funds from the interest earned on the trust account. Other than deferred underwriting fees payable in the event of a business combination, no amounts are payable to the underwriters of our initial public offering.

As of June 30, 2015, we had cash of $696,660 held outside the trust account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a business combination, due diligence procedures and other general corporate uses.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, pay for travel expenditures, structure, negotiate and complete a business combination, pay taxes to the extent the interest earned on the trust account is insufficient to pay our taxes and pay our NASDAQ annual fee.

For the six months ended June 30, 2015, cash used in operating activities amounted to $426,509, resulting from a net loss of $2,076,909, offset by an increase in our accounts payable and accrued expenses. As of June 30, 2015, we had current liabilities of $1,713,968, primarily representing amounts owed to lawyers, accountants and consultants who have advised the Company on matters related to a potential business combination. Such work is continuing after June 30, 2015 and amounts are continuing to accrue. We anticipate deferring payment of some of these costs and paying them in connection with the consummation of the potential business combination. However, there can be no assurances that we will be able to defer such payments. Funds in the trust account are not available for this purpose absent an initial business combination. If the potential business combination is not consummated, we would lack the resources to pay all of the liabilities that have been incurred by us to date or after and we will lack the resources needed to consummate another business combination. We have entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by us in connection with a potential business combination will be deferred and become payable only if we consummate such potential business combination. If the business combination does not occur, we will not be required to pay these contingent fees. As of June 30, 2015, the amount of these contingent fees was approximately $1,600,000. To the extent the potential business combination is consummated, we anticipate incurring a significant amount of additional costs. There can be no assurances that we will complete this or any other business combination.

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

We may need to raise additional capital through loans or additional investments from our Sponsors, stockholders, officers, directors, or third parties. Our Sponsors have each committed $250,000, for an aggregate of $500,000, to be provided to us in the event that funds held outside of the trust account are insufficient to fund expenses after the initial public offering and prior to a business combination. In addition, our officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs.

None of the Sponsors, stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us, other than as described above. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following significant accounting policy:

Common stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2015 and December 31, 2014, the common stock subject to possible redemption in the amount of $71,333,260 (or 7,131,687 shares) and $73,410,170 (or 7,341,017 shares), respectively, is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in Annual Report on Form 10-K filed with the SEC, except as discussed below.

If the net proceeds of our initial public offering not being held in the trust account and loans from our Sponsors are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we may be unable to continue as a going concern.

Of the net proceeds of our initial public offering, only approximately $696,660 (as of June 30, 2015) is available to us outside the trust account to fund our working capital requirements. For the six months ended June 30, 2015, we used cash of $426,509 in operating activities. As of June 30, 2015, we had current liabilities of $1,713,968, primarily representing amounts owed to lawyers, accountants and consultants who have advised us on matters related to a potential business combination. Such work is continuing after June 30, 2015 and amounts are continuing to accrue. We anticipate deferring payment of some of these costs and paying them in connection with the consummation of the business combination. However, there can be no assurances that we will be able to defer such payments. Funds in the trust account are not available for this purpose absent an initial business combination. If the potential business combination is not consummated, we would lack the resources to pay all of the liabilities that have been incurred by us to date and we will lack the resources needed to consummate another business combination. There can be no assurances that we will complete this or any other business combination.

If we are required to seek additional capital, we would need to borrow funds from our sponsors, management team or other third parties to operate or may be forced to liquidate. Other than working capital loans of up to $500,000, neither our sponsors, members of our management team nor any of their affiliates are under any obligation to advance funds to us in such circumstances. Accordingly, we may not be able to obtain additional financing. Any such loans and advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. The condensed financial statements included herein do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our rights and warrants will expire worthless.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDRA INDUSTRIES ACQUISITION CORP.

Date: August 7, 2015	/s/ A. Lorne Weil
Name: A. Lorne Weil
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 7, 2015	/s/ Jeffrey S. Lipkin
Name: Jeffrey S. Lipkin
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

