Form 10-Q
period 2015-09-30
Hydra Industries Acquisition Corp.
filed 2015-11-12
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, there were 10,000,000 shares of the Company’s common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$405,748	$1,123,278
Prepaid expenses	94,660	164,151
Total Current Assets	500,408	1,287,429

Cash and securities held in Trust Account	80,013,480	80,005,240
Other assets	1,950	3,300
TOTAL ASSETS	$80,515,838	$81,295,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,103,343	$85,729
Advance from related party	-	65
Total Current Liabilities	2,103,343	85,794
Deferred underwriting fees	2,800,000	2,800,000
Total Liabilities	4,903,343	2,885,794

Commitments and Contingencies

Common stock subject to possible redemption, 7,060,059 and 7,341,017 shares at conversion value as of September 30, 2015 and December 31, 2014, respectively	70,612,494	73,410,170

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 29,000,000 shares authorized; 2,939,941 and 2,658,983 shares issued and outstanding (excluding 7,060,059 and 7,341,017 shares subject to possible redemption) as of September 30, 2015 and December 31, 2014, respectively	294	266
Additional paid-in capital	7,938,916	5,141,268
Accumulated deficit	(2,939,209)	(141,529)
Total Stockholders' Equity	5,000,001	5,000,005

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,515,838	$81,295,969

The accompanying notes are an integral part of the condensed financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 30, 2014 (inception) through September 30,
	2015	2014	2015	2014

Operating costs	$715,863	$3,144	$2,805,920	$3,547
Loss from operations	(715,863)	(3,144)	(2,805,920)	(3,547)

Other income:
Unrealized loss on securities held in Trust Account	(6,280)	-	(6,280)	-
Interest income	1,372	-	14,520	-
Net Loss	$(720,771)	$(3,144)	$(2,797,680)	$(3,547)

Weighted average shares outstanding, basic and diluted	2,868,313	2,500,000	2,735,736	2,500,000

Basic and diluted net loss per common share	$(0.25)	$(0.00)	$(1.02)	$(0.00)

The accompanying notes are an integral part of the condensed financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2015

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity
Balance - January 1, 2015	2,658,983	$266	$5,141,268	$(141,529)	$5,000,005

Common stock subject to redemption	280,958	28	2,797,648	-	2,797,676

Net loss	-	-	-	(2,797,680)	(2,797,680)

Balance - September 30, 2015	2,939,941	$294	$7,938,916	$(2,939,209)	$5,000,001

 The accompanying notes are an integral part of the condensed financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2015	For the Period from May 30, 2014 (inception) through September 30, 2014
Cash Flows from Operating Activities:
Net loss	$(2,797,680)	$(3,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on securities held in Trust Account	6,280	-
Interest earned on cash and securities held in Trust Account	(14,520)	-
Changes in operating assets and liabilities:
Prepaid expenses	69,491
Other assets	1,350	(43,545)
Accounts payable and accrued expenses	2,017,658	2,748
Net cash used in operating activities	(717,421)	(44,344)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsors	-	25,000
Payment of offering costs	-	(78,005)
Proceeds from promissory notes – related parties	-	169,499
Repayment of advances from related party	(109)	(25,000)
Net cash (used in) provided by financing activities	(109)	91,494

Net Change in Cash and Cash Equivalents	(717,530)	47,150
Cash and Cash Equivalents – Beginning	1,123,278	-
Cash and Cash Equivalents – Ending	$405,748	$47,150

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Taxes	$8,020	$-

Non-cash financing activities:
Payment of operational costs pursuant to related party advances	$44	$2,748
Offering costs included in accrued offering costs	$-	$57,500
Offering costs paid by related party	$-	$30,227

 The accompanying notes are an integral part of the condensed financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

At September 30, 2015, the Company had not yet commenced operations. All activity through September 30, 2015 related to the Company’s formation, its Initial Public Offering, which is described below, identifying a target company and engaging in due diligence for a Business Combination.

The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective on October 24, 2014. The Company consummated the Initial Public Offering of 8,000,000 units (“Units”) at $10.00 per unit on October 29, 2014, generating gross proceeds of $80,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of 7,500,000 warrants (“Private Placement Warrants”) at a price of $0.50 per warrant to certain of the Company’s stockholders, generating gross proceeds of $3,750,000, which is described in Note 5.

Transaction costs incurred by the Company for the Initial Public Offering amounted to $5,223,296, consisting of $2,000,000 of underwriting fees, $2,800,000 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $423,296 of Initial Public Offering costs. In addition, at October 29, 2014, cash of $1,326,704 was placed in an account outside of the Trust Account to fund operations. As of September 30, 2015, cash held outside of the Trust Account amounted to $405,748.

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

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, may either (i) seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination or (ii) provide its stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote). Stockholder approval will be sought by the Company if required by law or applicable stock exchange rule or for business or other legal reasons. In the event of a proposed merger of the Company with a target company, stockholder approval is required by Delaware law. Further, under the NASDAQ listing rules, stockholder approval is required, if, for example, (a) the Company will issue common stock that will be equal to or in excess of 20% of the number of shares of its common stock outstanding, (b) any of our directors, officers or substantial stockholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly, or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more, or (c) the issuance or potential issuance of common stock will result in a change of control of the Company. The Business Combination must also be approved by the board of directors. In addition, the Company’s Business Combination must be approved by MIHI LLC (the “Macquarie Sponsor”) as a condition to the Contingent Forward Purchase Contract (as described in Note 7). In the event that the Company seeks stockholder approval in connection with a Business Combination, the Company will proceed with a Business Combination only if a majority of the outstanding shares that are voted are voted in favor of the Business Combination. In connection with such vote, the Company will provide its stockholders with the opportunity to redeem their shares of the Company’s common stock upon the consummation of a Business Combination for a pro-rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to pay taxes). However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Hydra Industries Sponsor LLC (the “Hydra Sponsor”), the Macquarie Sponsor and the other initial stockholders of the Company have agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote their founder shares (as defined in Note 6) and any public shares purchased, in favor of approving a Business Combination. Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of the Business Combination and it does not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to an aggregate of 25% or more of the shares sold in the Initial Public Offering.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

The initial stockholders have agreed to waive their redemption rights with respect to the founder shares (i) in connection with the consummation of a Business Combination, (ii) if the Company fails to consummate a Business Combination within the Combination Period, and (iii) upon the Company’s liquidation upon the expiration of the Combination Period. However, if the Company’s initial stockholders should acquire public shares in or after the Initial Public Offering, they will be entitled to redemption rights with respect to such public shares if the Company fails to consummate a Business Combination within the Combination Period. The underwriters of the Company’s Initial Public Offering have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Initial Public Offering ($10.00 per share). A. Lorne Weil, the Company’s Chairman and Chief Executive Officer and the managing member of the Hydra Sponsor, has agreed that he will be liable to the Company, and the Macquarie Sponsor has agreed to indemnify Mr. Weil for 50% of any such liability, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per share or such lesser amount per share of Common Stock held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that Mr. Weil will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors and the provider of the Company’s directors’ and officers’ liability insurance), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. LIQUIDITY AND GOING CONCERN

As of September 30, 2015, the Company had $405,748 in its operating bank accounts, $80,013,480 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or convert its common stock in connection therewith and a working capital deficit of $1,602,935. As of September 30, 2015, $14,520 of the amount on deposit in the Trust Account represented interest income, which is available to be withdrawn to pay the Company’s tax obligations. Since inception, the Company has not withdrawn any interest income from the Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

For the nine months ended September 30, 2015, the Company used cash of $717,421 in operating activities. As of September 30, 2015, the Company had current liabilities of $2,103,343, primarily representing amounts owed to lawyers, accountants and consultants who have advised the Company on matters related to a potential Business Combination. Such work continued after September 30, 2015 and amounts continued to accrue. There can be no assurances that the Company will be able to make payment in full of the amounts due to said advisors. Funds in the Trust Account are not available for this purpose absent an initial Business Combination. If a Business Combination is not consummated, the Company would lack the resources to pay all of the liabilities that have been incurred by the Company to date or after and the Company may lack the resources needed to consummate another Business Combination. The Company has entered into fee arrangements with certain service providers and advisors in connection with a potential Business Combination pursuant to which certain fees will be deferred and payable only if the Company consummates such potential Business Combination (see Note 7). Effective October 26, 2015, all efforts related to such potential Business Combination were terminated and, accordingly, all deferred contingent fees that had been previously incurred are no longer due or payable. There can be no assurances that the Company will complete a Business Combination.

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

Other than as described above, none of the Sponsors, stockholders, officers or directors, or third parties, are under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period from May 30, 2014 (inception) though December 31, 2014 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis. The financial information as of December 31, 2014 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the period from May 30, 2014 (inception) through December 31, 2014. The interim results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future interim periods.

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

SEPTEMBER 30, 2015

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2015.

Cash and securities held in Trust Account

At September 30, 2015 and December 31, 2014, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2015 and December 31, 2014, the common stock subject to possible redemption in the amount of $70,612,494 (or 7,060,059 shares) and $73,410,170 (or 7,341,017 shares), respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at September 30, 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At September 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase shares of common stock and rights that convert into shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for interest and penalties as of September 30, 2015 and December 31, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

SEPTEMBER 30, 2015

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On July 11, 2014, the Company issued 2,875,000 shares of Common Stock to the Sponsors, of which an aggregate of 575,000 shares were returned to the Company and subsequently cancelled (the “founder shares”) on October 24, 2014, for an aggregate purchase price of $25,000 (see Note 8). As a result of the underwriters’ determination not to exercise their over-allotment option, an additional 300,000 founder shares were forfeited (see Note 8). The founder shares are identical to the shares of Common Stock included in the Units sold in the Initial Public Offering, except that (1) the founder shares are subject to certain transfer restrictions, as described in more detail below, and (2) the Company’s initial stockholders have agreed: (i) to waive their redemption rights with respect to their founder shares in connection with the consummation of a Business Combination and (ii) to waive their redemption rights with respect to their founder shares if the Company fails to complete a Business Combination within the Combination Period. However, the Company’s initial stockholders will be entitled to redemption rights with respect to any public shares they hold by way of public market purchase if the Company fails to consummate a Business Combination within such time period. If the Company submits a Business Combination to its public stockholders for a vote, the initial stockholders have agreed to vote their founder shares and any public shares purchased in favor of a Business Combination.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

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

NOTE 7. COMMITMENTS & CONTINGENCIES

Potential Transaction Fee Arrangements

The Company has entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by the Company in connection with a potential Business Combination would be deferred and become payable only if the Company consummated such potential Business Combination. If the potential Business Combination did not occur, the Company would not be required to pay these contingent fees. As of September 30, 2015, the amount of these contingent fees was approximately $2,100,000. Effective October 26, 2015, all efforts related to such potential Business Combination were terminated and, accordingly, all contingent fees that had been previously incurred are no longer due or payable.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement commencing on October 24, 2014 pursuant to which the Company pays an affiliate of the Hydra Sponsor a total of $10,000 per month for office space, utilities and secretarial support. Upon the completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid $30,000 and $90,000 in fees during the three and nine months ended September 30, 2015, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsors have each committed $250,000, for an aggregate of $500,000, in accordance with the unsecured promissory notes the Company will issue to the Sponsors pursuant to an expense advance agreement between the Company and the Sponsors. Such funds will be provided by the Sponsors to the Company in the event that funds held outside of the Trust Account are insufficient to fund its expenses after the Initial Public Offering and prior to a Business Combination (including investigating and selecting a target business and other working capital requirements) and the Sponsors may, but are not obligated to, loan the Company additional funds as may be required. If the Company consummates a Business Combination, the Company expects to repay such non-interest bearing loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,000,000 of all loans made to the Company are convertible at the option of the lender into warrants of the post Business Combination entity at a price of $0.50 per warrant. The warrants would be identical to the Private Placement Warrants.

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

SEPTEMBER 30, 2015

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

Right of First Refusal

Pursuant to an agreement dated October 24, 2014, the Company has granted Macquarie Capital (USA) Inc. (“Macquarie Capital”), an affiliate of the Macquarie Sponsor, a right of first refusal for a period of 36 months from the closing of the Initial Public Offering to provide certain financial advisory, underwriting, capital raising, and other services for which they may receive fees. The amount of fees the Company pays to Macquarie Capital will be based upon the prevailing market for similar services rendered by global full-service investment banks for such transactions, and will be subject to the review of the Company’s Audit Committee pursuant to the Audit Committee’s policies and procedures relating to transactions that may present conflicts of interest. In May 2015, the Company entered into a letter agreement with Macquarie Capital in connection with a potential Business Combination. The letter agreement provided that the Company would pay Macquarie Capital a fee, payable only upon the consummation of such potential transaction. Effective October 26, 2015, it was determined that the said potential Business Combination will not occur.

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At September 30, 2015, there were no shares of preferred stock issued or outstanding.

Common Stock - The Company is authorized to issue 29,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each common share. At September 30, 2015, there were 2,939,941 shares of common stock issued and outstanding (excluding 7,060,059 shares of common stock subject to possible redemption).

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2015	December 31, 2014
Assets:
Cash and securities held in Trust Account	1	$80,013,480	$80,005,240

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. All activity from inception to September 30, 2015 relates to our formation, our initial public offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our initial public offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2015, we had a net loss of $720,771 and $2,797,680, respectively, consisting of target identification expenses, operating costs and due diligence expenses. For the three months ended September 30, 2014 and for the period from May 30, 2014 (inception) through September 30, 2014, we had a net loss of $3,144 and $3,547, respectively, consisting of formation and operating costs.

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

As of September 30, 2015, we had cash and securities held in the trust account of $80,013,480, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be available to us to pay taxes and up to $50,000 of our dissolution expenses. Through September 30, 2015, we did not withdraw any funds from the interest earned on the trust account. Other than deferred underwriting fees payable in the event of a Business Combination, no amounts are payable to the underwriters of our initial public offering.

As of September 30, 2015, we had cash of $405,748 held outside the trust account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, pay for travel expenditures, structure, negotiate and complete a Business Combination, pay taxes to the extent the interest earned on the trust account is insufficient to pay our taxes and pay our NASDAQ annual fee.

For the nine months ended September 30, 2015, cash used in operating activities amounted to $717,421, resulting from a net loss of $2,797,680, offset by an increase in our accounts payable and accrued expenses. As of September 30, 2015, we had current liabilities of $2,103,343, primarily representing amounts owed to lawyers, accountants and consultants who have advised the Company on matters related to a potential Business Combination. Such work continued after September 30, 2015 and amounts continued to accrue. There can be no assurance that we will be able to make payment in full of the amounts due to said advisors. Funds in the trust account are not available for this purpose absent an initial Business Combination. If a Business Combination is not consummated, we would lack the resources to pay all of the liabilities that have been incurred by us to date or after and we may lack the resources needed to consummate another Business Combination. We have entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by us in connection with a potential Business Combination would be deferred and become payable only if we consummated such potential Business Combination. If the potential Business Combination did not occur, we would not be required to pay these contingent fees. As of September 30, 2015, the amount of these contingent fees was approximately $2,100,000. Effective October 26, 2015, all efforts related to such potential Business Combination were terminated and, accordingly, all contingent fees that had been previously incurred are no longer due and payable. There can be no assurances that we will complete a Business Combination.

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

Our Macquarie sponsor entered into a contingent forward purchase contract to purchase, in a private placement for gross proceeds of approximately $20,000,000 to occur concurrently with the consummation of our initial Business Combination, 2,000,000 Private Placement Units (which includes 2,000,000 rights which will be exchanged for 200,000 shares of common stock) on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit and 500,000 shares of common stock on the same terms as the sale of shares of common stock to our sponsors prior to our initial public offering. The funds from the sale of the Private Placement Units may be used as part of the consideration to the sellers in the initial Business Combination; any excess funds from this private placement may be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their shares and provides us with an increased minimum funding level for the initial Business Combination. The contingent forward purchase contract is contingent upon, among other things, our Macquarie sponsor approving the Business Combination, which approval can be withheld for any reason.

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

Other than as described above, none of the Sponsors, stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Common stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2015 and December 31, 2014, the common stock subject to possible redemption in the amount of $70,612,494 (or 7,060,060 shares) and $73,410,170 (or 7,341,017 shares), respectively, is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Of the net proceeds of our initial public offering, only approximately $405,748 (as of September 30, 2015) is available to us outside the trust account to fund our working capital requirements. For the nine months ended September 30, 2015, we used cash of $717,421 in operating activities. As of September 30, 2015, we had current liabilities of $2,103,343, primarily representing amounts owed to lawyers, accountants and consultants who have advised us on matters related to the Potential Business Combination. Such work continued after September 30, 2015 and amounts continued to accrue. In addition, we have deferred payments of additional costs that we would have been required to pay in connection with a consummation of the Potential Business Combination. Funds in the trust account are not available for this purpose absent an initial Business Combination. If a Business Combination is not consummated, we would lack the resources to pay all of the non-contingent liabilities that have been incurred by us to date and we may lack the resources needed to consummate another Business Combination. Effective October 26, 2015, all efforts related to such potential Business Combination were terminated and, accordingly, all contingent fees that had been previously incurred are no longer due or payable. There can be no assurances that we will complete a Business Combination.

If we are required to seek additional capital, we would need to borrow funds from our sponsors, management team or other third parties to operate or may be forced to liquidate. The $500,000 of loans that our sponsors have committed to make to us (together with the amount held outside of the trust account) is not sufficient to pay all of our accrued and payable liabilities. Consequently, we will have to borrow additional funds in order to pay such expenses and to pay for the expenses we intend to incur in connection with other potential Business Combination transactions. Other than the loans described above, neither our sponsors, members of our management team nor any of their affiliates are under any obligation to advance funds to us in such circumstances. Accordingly, we may not be able to obtain additional financing. Any such loans and advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial Business Combination. If we are unable to raise additional capital, we may be limited in the pursuit of any other Business Combination, as it may be difficult, if not impossible, to retain professionals (such as lawyers, accountants and consultants) to work with us in order to close any such Business Combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. The condensed financial statements included herein do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our rights and warrants will expire worthless.

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

HYDRA INDUSTRIES ACQUISITION CORP.

Date: November 12, 2015	/s/ A. Lorne Weil
Name: A. Lorne Weil
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 12, 2015	/s/ George Peng
Name: George Peng
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

