Form 10-K
period 2015-12-31
Hydra Industries Acquisition Corp.
filed 2016-03-15
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $80,512,000.

As of March 15, 2016, there were 10,000,000 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 14. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

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

Introduction

We are a blank check company incorporated on May 30, 2014 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and a sale of warrants in a private placement that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

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

Over the course of their careers, the members of our management team and board of directors have developed a broad network of contacts and relationships that we believe are useful for sourcing investment opportunities. This network has provided our management team with leads and referrals that resulted in numerous acquisitions in the past. We believe our management team is well positioned to create value for our stockholders, and that our contacts and relationships, ranging from owners of private and public companies, private equity funds, hedge funds, distressed debt funds, investment bankers, attorneys, accountants and business brokers allows us to generate attractive acquisition opportunities.

Throughout this Report, we refer to our sponsors individually as our Hydra sponsor and our Macquarie sponsor. Our Macquarie sponsor, MIHI LLC, is a wholly owned subsidiary of Macquarie Holdings (U.S.A.) Inc., which, in turn, is a wholly owned subsidiary of Macquarie Group Limited (ASX: MQG), or Macquarie. Macquarie is a global provider of banking, financial, advisory, investment, and funds management services. Macquarie’s main business focus is generating returns to investors and stockholders by providing a diversified range of services to clients. Macquarie acts on behalf of institutional, corporate, and retail clients and counterparties around the world. Founded in 1969, Macquarie operates in 65 office locations in 28 countries, employs approximately 14,200 people and has assets under management of over $383 billion (as of December 31, 2015).

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

•	Middle-Market Businesses. We seek to acquire one or more businesses with an aggregate enterprise value of approximately $250 million to $500 million, determined according to reasonably accepted valuation standards and methodologies. We believe that the middle market segment provides the greatest number of opportunities for investment and is the market most consistent with our management team’s previous investment history. This segment is where we believe we have the strongest network to identify opportunities and where our experience in developing companies will be useful.

•	Businesses with Proven Track Records and Strong Free Cash Flow Generation. We seek to acquire one or more businesses that already have consistent, stable and increasing free cash flow. We focus on one or more businesses that have a history of strong operating and financial results, strong fundamentals, and predictable revenue streams.

•	Businesses that Will Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

•	Experienced Management Team. We seek to acquire one or more businesses with an experienced management team that provides a platform for us to further develop the management capabilities of the acquired business. We seek to partner with a potential target’s management team and expect that the operating and financial abilities of our executive team and board will complement their own capabilities.

•	Businesses with a Catalyst that Will Significantly Improve Financial Performance. We seek to acquire one or more established businesses where we believe that our operating expertise will serve as a catalyst for near term improvement in the business performance or to help to develop the acquired business as a platform for long term growth. Our operating expertise comes from our experience at Scientific Games for nearly 25 years. We believe that our operating expertise is highly transferable.

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

Financial Position

Our Macquarie sponsor has entered into a contingent forward purchase contract with us to purchase, in a private placement for gross proceeds of approximately $20,000,000 to occur concurrently with the consummation of our initial business combination, 2,000,000 units (which includes 2,000,000 rights which will be exchanged for 200,000 shares of common stock) on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit, and 500,000 shares of common stock on the same terms as the sale of shares of common stock to our sponsors prior to our initial public offering. The funds from the sale of the private placement units may be used as part of the consideration to the sellers in the initial business combination; any excess funds from this private placement may be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides us with an increased minimum funding level for the initial business combination.

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

We expect to have funds available for a business combination initially in the amount of $97,200,000, including the proceeds from the $20,000,000 contingent forward purchase contract to purchase 2,000,000 units by our Macquarie sponsor and proceeds from the private placement warrants. This amount assumes no redemptions, and payment of up to $2,800,000 of deferred underwriting fees. Consequently, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt burden. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance that third party financing will be available to us.

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

Origination, Sourcing and Evaluating of Target Business Opportunities

We believe our management team’s extensive operating and transaction experience, along with relationships with intermediaries and companies, provides us with a substantial number of potential business combination targets. Over the course of their careers, the members of our board and management team have developed a broad network of contacts and relationships.

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

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. For the year ended December 31, 2015, we used cash of $866,930 in operating activities. As of December 31, 2015, we had current liabilities of $2,645,838, primarily representing amounts owed to lawyers, accountants and consultants who have advised us on matters related to a potential business combination. Funds in the trust account are not available for this purpose absent an initial business combination. If a business combination is not consummated, we would lack the resources to pay all of the non-contingent liabilities that have been incurred by us to date and we may lack the resources needed to consummate another business combination. Effective October 26, 2015, all efforts related to such potential business combination were terminated and, accordingly, all contingent fees that had been previously incurred are no longer due or payable. There can be no assurances that we will complete a business combination.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $256,239 of proceeds held outside the trust account (as of December 31, 2015), the $500,000 in loans committed by our sponsors in the aggregate, or provided through additional working capital loans from our sponsors, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that Mr. Weil will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Mr. Weil will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $256,239 from the proceeds of our initial public offering (as of December 31, 2015) and the $500,000 in loans committed to us by our sponsors in the aggregate with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Employees

We currently have three executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs. The amount of time that Messrs. Weil, Peng and Schloss or any other members of our management devotes in any time period varies based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2015 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer that is not an “emerging growth company” as described below will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

The net proceeds of our initial public offering not being held in the trust account and loans from our sponsors are insufficient, which could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we may be unable to continue as a going concern.

Of the net proceeds of our initial public offering, only approximately $256,239 (as of December 31, 2015) is available to us outside the trust account to fund our working capital requirements. For the year ended December 31, 2015, we used cash of $866,930 in operating activities. As of December 31, 2015, we had current liabilities of $2,645,838, primarily representing amounts owed to lawyers, accountants and consultants who have advised us on matters related to a potential business combination. Funds in the trust account are not available for this purpose absent an initial business combination. If a business combination is not consummated, we would lack the resources to pay all of the non-contingent liabilities that have been incurred by us to date and we may lack the resources needed to consummate another business combination. Effective October 26, 2015, all efforts related to such potential business combination were terminated and, accordingly, all contingent fees that had been previously incurred are no longer due or payable. There can be no assurances that we will complete a business combination.

If we are required to seek additional capital, we would need to borrow funds from our sponsors, management team or other third parties to operate or may be forced to liquidate. The $500,000 of loans that our sponsors have committed to make to us (together with the amount held outside of the trust account) is not sufficient to pay all of our accrued and payable liabilities. Consequently, we will have to borrow additional funds in order to pay such expenses and to pay for the expenses we intend to incur in connection with other potential business combination transactions. Other than the loans described above, neither our sponsors, members of our management team nor any of their affiliates are under any obligation to advance funds to us in such circumstances. Accordingly, we may not be able to obtain additional financing. Any such loans and advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to raise additional capital, we may be limited in the pursuit of any other business combination, as it may be difficult, if not impossible, to retain professionals (such as lawyers, accountants and consultants) to work with us in order to close any such business combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included herein do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our rights and warrants will expire worthless.

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

We may pursue acquisition opportunities in any one of numerous industries, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet entered into a definitive agreement with any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 29,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2015, there were 6,750,000 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon conversion of the outstanding rights and exercise of outstanding warrants. There were no shares of preferred stock issued and outstanding. These amounts assume the issuance of 2,000,000 units issuable pursuant to our Macquarie sponsor’s contingent forward purchase contract (which includes 2,000,000 rights which will be exchanged for 200,000 shares of common stock) and an additional 500,000 private placement shares issuable to our Macquarie sponsor at the time of the initial business combination.

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

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys, investment bankers, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

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

Our executive officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not have any full-time employees. Certain of our executive officers are engaged in several other business endeavors for which they may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our sponsors, and their affiliates, have no obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company’s business.

Although we expect to benefit from our sponsors’ network of relationships and processes for sourcing, evaluating and allocating investment opportunities among themselves, us, and other parties, our sponsors have no legal or contractual obligation to seek on our behalf or to present to us investment opportunities that might be suitable for our business. Our sponsors may allocate potential investments at their discretion to any of our Hydra sponsor, our Macquarie sponsor, us, or other parties. We have no investment management, advisory, consulting or other agreement in place with our sponsors that obligate either of them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Even if our sponsors refer an opportunity to us, no assurance can be given that such opportunity will result in an acquisition agreement or an initial business combination.

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

Members of our management team directly or indirectly own common stock, rights and warrants, and, accordingly, have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

In July 2014, our sponsors purchased an aggregate of 2,875,000 shares of our common stock for an aggregate purchase price of $25,000, or approximately $0.01 per share. In October 2014, our sponsors returned to us, at no cost, an aggregate of 487,182 founder shares, which we cancelled. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. In July 2014, our Hydra sponsor transferred 429,000 and 75,000 founder shares to an affiliate of Mr. Lipkin, our former Executive Vice President, Chief Financial Officer and Chief Operating Officer, and an affiliate of Mr. Schloss, our Executive Vice President, General Counsel and Secretary, respectively. In October 2014, affiliates of Mr. Lipkin and Mr. Schloss returned to us, at no cost, 74,750 and 13,068 founder shares, respectively, which we cancelled. In addition, in October 2014, our Hydra sponsor transferred an aggregate of 22,000 founder shares to consultants of Hydra Management LLC (2,422 of which were subsequently forfeited), including 8,899 shares to George Peng, who was appointed as our Chief Financial Officer in August 2015. In addition, in October 2014 our Hydra sponsor transferred 25,000 founder shares to each of Messrs. Miller, Shea, and Stevens, our independent directors (for a total of 75,000 founder shares, none of which were subject to forfeiture), and our Macquarie sponsor transferred 25,000 founder shares to Mr. Dannhauser, our Macquarie sponsor’s director (none of which were subject to forfeiture). As a result of the underwriters’ determination not to exercise their over-allotment option to purchase additional units, certain of our initial stockholders forfeited an aggregate of 300,000 shares of common stock. The founder shares will be worthless if we do not complete an initial business combination. In addition, A. Lorne Weil, our Chairman and Chief Executive Officer and the managing member of our Hydra sponsor, our Macquarie sponsor, and another member of our management team purchased an aggregate of 7,500,000 private placement warrants, each exercisable for one-half of one share of our common stock at $5.75 per half share, for a purchase price of $3,750,000, or $0.50 per warrant, that will also be worthless if we do not complete a business combination.

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

Our Macquarie sponsor, or its affiliates, may represent a client to acquire potential target businesses in competition with us, thereby causing conflicts of interest that limit our ability to pursue potential targets. These conflicts of interest could have a negative effect on our ability to consummate a business combination.

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

Our Macquarie sponsor, its affiliates and their clients make investments in a variety of different businesses and may directly compete with us for acquisition opportunities provided or created by our Macquarie sponsor that meet our initial business combination objectives. Our Macquarie sponsor is under no specific obligation to offer potential acquisition opportunities to us and may allocate them at its discretion to us or other parties. While a member of our board of directors that is employed by our Macquarie sponsor may participate in allocation discussions, we do not have any priority in respect of acquisition opportunities provided or created by our Macquarie sponsor. You should assume that our Macquarie sponsor and its affiliates and clients have priority over us in terms of access to acquisition opportunities.

Clients of our Macquarie sponsor and its affiliates may also compete with us for investment opportunities meeting our initial business combination objectives. If Macquarie is engaged to act for any such clients, we may be precluded from pursuing opportunities that would conflict with Macquarie’s obligations to such client. In addition, investment ideas generated within Macquarie may be suitable for our company or a client of Macquarie, and may be directed to any of such persons or entities rather than to us. Macquarie may also be engaged to advise the seller of a company, business or assets that would qualify as an acquisition opportunity for us. In such cases, we may be precluded from participating in the sale process or from purchasing the company, business or assets. If, however, we are permitted to pursue the opportunity, the interests of Macquarie or its obligations to the seller may diverge from our interests.

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

The net proceeds from our initial public offering and the private placement of warrants have provided us with approximately $80,266,000 (including $256,239 held outside the trust as of December 31, 2015) that we may use to complete our business combination and pay deferred underwriting commissions being held in the trust account.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and extended the term during which the company must consummate its initial public offering. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

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

Our initial stockholders own 20% of the issued and outstanding shares of our common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our sponsors, is, and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. At our annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors was considered for election and our initial stockholders, because of their ownership position, continue to have considerable influence regarding our strategy and management. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination, and, due to the sale of the private placement units to our Macquarie sponsor, potentially after consummation of our initial business combination.

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

Each warrant is exercisable for one-half of one share of common stock. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. In addition, each holder of a right will receive one-tenth (1/10) of one share of common stock upon consummation of our initial business combination. We will not issue fractional shares upon exchange of the rights. If, upon exchange of the rights, a holder would be entitled to receive a fractional interest in a share, we will, upon exchange, either round up to the nearest whole number the number of shares to be issued to the right holder or otherwise comply with Section 155 of the Delaware General Corporation Law (which provides that Delaware companies shall either (1) arrange for the disposition of fractional interests by those entitled thereto, (2) pay in cash the fair value of fractions of a share as of the time when those entitled to receive such fractions are determined or (3) issue scrip or warrants in registered form (either represented by a certificate or uncertificated) or in bearer form (represented by a certificate) which shall entitle the holder to receive a full share upon the surrender of such scrip or warrants aggregating a full share). This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. This unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and are not an emerging growth company will we be required to comply with the independent registered public accounting firm internal controls attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm internal controls attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock, rights and warrants as reported on the Nasdaq for the years ended December 31, 2014 and 2015.

	Units		Common Stock		Warrants		Rights
Year Ended December 31, 2014	Low	High	Low	High	Low	High	Low	High
October 24, 2014 through December 31, 2014	$9.88	$9.99	$9.49	$9.55	$0.17	$0.25	$0.30	$0.40

	Units		Common Stock		Warrants		Rights
Year Ended December 31, 2015	Low	High	Low	High	Low	High	Low	High
January 1, 2015 through March 31, 2015	$9.80	$10.09	$9.48	$9.57	$0.16	$0.19	$0.26	$0.37
April 1, 2015 through June 30, 2015	$9.90	$10.26	$9.57	$9.68	$0.17	$0.36	$0.30	$0.46
July 1, 2015 through September 30, 2015	$10.06	$10.25	$9.65	$9.70	$0.17	$0.30	$0.29	$0.38
October 1, 2015 through December 31, 2015	$10.02	$10.35	$9.66	$10.00	$0.24	$0.36	$0.22	$0.38

On March 4, 2016 our units had a closing price of $10.12, our common stock had a closing price of $9.74, our warrants had a closing price of $0.15 and our rights had a closing price on that day of $0.21.

(b) Holders

On March 4, 2016, there was 1 holder of record of our units, 12 holders of record of our common stock, 4 holders of record of our warrants and 1 holder of record of our rights.

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

	December 31,
	2015	2014
Income Statement Data:
Loss from operations	$(3,530,445)	$(141,529)
Net loss	(3,526,206)	(141,529)

Cash Flow Data:
Net cash used in operating activities	$(866,930)	$(180,617)
Net cash used in investing activities	-	(80,000,000)
Net cash used in financing activities	(109)	81,303,895

Balance Sheet Data:
Cash	$256,239	$1,123,278
Cash and securities held in Trust Account	80,009,479	80,005,240
Total assets	80,329,807	81,295,969
Common stock subject to possible redemption	69,883,968	73,410,170
Total stockholders’ equity	5,000,001	5,000,005

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. All activity from inception to December 31, 2015 relates to our formation, our initial public offering and private placement and the identification and evaluation of prospective candidates for a business combination. Since the completion of our initial public offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, insurance, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2015 and for the period from May 30, 2014 (inception) through December 31, 2014, we had a net loss of $3,526,206 and $141,529, respectively, consisting of target identification expenses, operating costs and due diligence expenses.

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

As of December 31, 2015, we had cash and securities held in the trust account of $80,009,479, substantially all of which is invested U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be available to us to pay taxes and up to $50,000 of our dissolution expenses. Through December 31, 2015, we did not withdraw any funds from the interest earned on the trust account. Other than deferred underwriting fees payable in the event of a business combination, no amounts are payable to the underwriters of our initial public offering.

As of December 31, 2015, we had cash of $256,239 held outside of the trust account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a business combination, due diligence procedures and other general corporate uses.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, pay for travel expenditures, structure, negotiate and complete a Business Combination, pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes, pay our NASDAQ annual fee and pay our public company costs.

For the year ended December 31, 2015, cash used in operating activities amounted to $866,930, resulting from a net loss of $3,526,206, offset by an increase in our accounts payable and accrued expenses. As of December 31, 2015, we had current liabilities of $2,645,838, primarily representing amounts owed to lawyers, accountants and consultants who have advised the Company on matters related to a potential business combination. There can be no assurance that we will be able to make payment in full of the amounts due to said advisors. Funds in the trust account are not available for this purpose absent an initial business combination. If a business combination is not consummated, we would lack the resources to pay all of the liabilities that have been incurred by us to date or after and we may lack the resources needed to consummate another business combination. We entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by us in connection with a potential business combination would be deferred and become payable only if we consummated such potential business combination. If the potential business combination did not occur, we would not be required to pay these contingent fees. Effective October 26, 2015, all efforts related to such potential business combination were terminated and, accordingly, all contingent fees that had been previously incurred are no longer due and payable. There can be no assurances that we will complete a business combination.

We intend to use substantially all of the funds held in the trust account (less amounts used to pay taxes and deferred underwriting commissions) to complete our business combination. Our annual franchise tax obligations, based on our assets and the number of shares of our common stock authorized and outstanding after the completion of our initial public offering, was $84,350 for the year ended December 31, 2015, which was paid by us on February 29, 2016. For the period from May 30, 2014 (inception) through December 31, 2014, our franchise tax fee amounted to $50,588, which was paid by us on February 13, 2015. Our annual income tax obligations will depend on the amount of interest income earned in the trust account. We do not expect the interest earned on the amount the trust account will be sufficient to pay all of our tax obligations. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Our Macquarie sponsor has entered into a contingent forward purchase contract to purchase, in a private placement for gross proceeds of approximately $20,000,000 to occur concurrently with the consummation of our initial business combination, 2,000,000 private placement units (which includes 2,000,000 rights which will be exchanged for 200,000 shares of common stock) on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit and 500,000 shares of common stock on the same terms as the sale of shares of common stock to our sponsors prior to our initial public offering. The funds from the sale of the private placement units may be used as part of the consideration to the sellers in the initial business combination; any excess funds from this private placement may be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their shares and provides us with an increased minimum funding level for the initial business combination. The contingent forward purchase contract is contingent upon, among other things, our Macquarie sponsor approving the business combination, which approval can be withheld for any reason.

We may need to raise additional capital through loans or additional investments from our Sponsors, stockholders, officers, directors, or third parties. Our sponsors have each committed $250,000, for an aggregate of $500,000, to be provided to us in the event that funds held outside of the trust are insufficient to fund our expenses prior to our initial business combination. In addition, our sponsors, officers and directors may, but are not obligated to, loan us additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs.

Other than as described above, none of our sponsors, stockholders, officers or directors, or third parties, are under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Common stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2015 and 2014, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Reference is made to pages F-1 through F-16 comprising a portion of this Report.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)           provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2015. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
A. Lorne Weil	70	Chairman of the Board of Directors and Chief Executive Officer
George Peng	45	Executive Vice President and Chief Financial Officer
Martin E. Schloss	69	Executive Vice President, General Counsel and Secretary
Jonathan S. Miller	44	Director
Kenneth Shea	57	Director
M. Brent Stevens	54	Director
Stephen J. Dannhauser	65	Director

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

George Peng, our Chief Financial Officer since August 2015, has been a principal of Hydra Management since October 2014. Previously, Mr. Peng was an employee of Highpoint Associates, a firm that served as a consultant to Scientific Games Corporation, from May 2013 to April 2014, where he assisted in its integration of the acquisition of WMS Industries. Previously, from July 2001 to May 2013 Mr. Peng was a consultant primarily focused on financial planning and analysis for various industries, including retail and financial services. Previously, from June 2000 to May 2001, he was Chief Financial Officer of Girlshop, Inc., a privately-held internet apparel retailer. From August 1998 to March 2000, he was an Associate in the Investment Banking division of Credit Suisse, focusing on private equity, high yield, and leveraged lending.

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

Kenneth Shea, our director since October 24, 2014, is currently a Senior Managing Director at Guggenheim Securities. Mr. Shea is serving as a director in his personal capacity and not as a representative of Guggenheim Securities, LLC or any of its affiliates. Mr. Shea joined Guggenheim Securities in September 2014 to develop the Firm’s Real Estate, Gaming and Leisure Investment Banking practices. Previously, Mr. Shea served as the President of Coastal Capital Management LLC, an affiliate of Coastal Development, LLC, a New York–based, privately-held developer of resort destinations, luxury hotels and casino gaming facilities from September 2009 to September 2014. Prior to joining Coastal, from July 2008 to August 2009, Mr. Shea was a Managing Director for Icahn Capital LP, where Mr. Shea had responsibility for principal investments in the gaming and leisure industries. From 1996 to 2008, Mr. Shea was employed by Bear, Stearns & Co., Inc., where he was a Senior Managing Director and global head of the Gaming and Leisure investment banking department. Mr. Shea holds a Bachelor of Arts in Economics, magna cum laude, from Boston College and an M.B.A. from the University of Virginia’s Darden School. Mr. Shea currently serves on the board of directors of CVR Refining, LP, and on the board of directors of Equity Commonwealth. We believe Mr. Shea is qualified to serve as a member of our board of directors due to his significant experience in corporate finance, mergers and acquisitions and investing, and deep knowledge of the capital markets.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Shea, Miller and Stevens, expired at our first annual meeting of stockholders in December 2015, at which time they were elected to serve another two-year term on the board, until our 2017 annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Weil and Dannhauser, will expire at our 2016 annual meeting of stockholders.

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

Committees of the Board of Directors

Audit Committee

The members of our audit committee are Messrs. Miller, Stevens and Dannhauser. Mr. Miller currently serves as Chairman of the audit committee. Under NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Miller, Stevens and Dannhauser are independent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2015 there were no delinquent filers.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 4, 2016 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock (2)
Hydra Industries Sponsor LLC(3)	1,186,308	11.9%
MIHI LLC(4)(5)	323,750	3.2%
A. Lorne Weil	1,186,308	11.9%
George Peng	8,899	*
Martin E. Schloss	55,114	*
Jonathan S. Miller	25,000	*
Kenneth Shea	25,000	*
M. Brent Stevens	25,000	*
Stephen J. Dannhauser(5)	25,000	*
All directors and officers as a group (7 persons)	1,350,321	13.5%
AQR Capital Management, LLC(6)	1,740,000	17.4%
Polar Asset Management Partners Inc.(7)	1,289,300	12.9%
TD Asset Management Inc.(8)	786,000	7.9%

*	Less than 1 percent.

(1)	Unless otherwise noted, the business address of each of the persons and entities listed above is 250 West 57th Street, Suite 2223, New York, NY 10107.
(2)	Excludes shares underlying the contingent forward purchase contract, as such shares may not be voted or disposed of by MIHI LLC within 60 days of the date of this Report.
(3)	The shares held by our Hydra sponsor are beneficially owned by A. Lorne Weil, who has sole voting and dispositive power over the shares held by our Hydra sponsor. Mr. Weil, B. Luke Weil, a son of Mr. Weil, and trusts owned by Mr. Weil’s children, B. Luke Weil, Nicholas Weil, Francesca Weil, and Alexander Weil, own all of the membership interests in our Hydra sponsor. Other than Mr. Weil, none of the owners of our Hydra sponsor are on our management team.
(4)	MIHI LLC is an affiliate of Macquarie Group and Macquarie Capital (USA) Inc. The business address of MIHI LLC is c/o Macquarie Capital (USA) Inc., 125 West 55 th Street, L-22, New York, NY 10019-5396.
(5)	Mr. Dannhauser disclaims beneficial ownership of shares held by MIHI LLC as he does not have control over voting or disposition of such shares. The business address of Mr. Dannhauser is 767 Fifth Avenue, New York, NY 10153.
(6)	According to Schedule 13G/A filed with the SEC on February 16, 2016 on behalf of AQR Capital Management, LLC, a Delaware company (“AQR Capital”). AQR Capital serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company, which holds 16.2% of the shares held by AQR Capital Management, LLC. AQR Capital is a wholly-owned subsidiary of AQR Management Holdings, LLC. The business address of AQR Capital is Two Greenwich Plaza, Greenwich, CT 06830.
(7)	According to a Schedule 13G/A filed with the SEC on February 10, 2016 on behalf of Polar Asset Management Partners Inc., a Canadian corporation (“Polar”) and Polar Multi Strategy Master Fund, a Cayman Islands fund (“PMSMF”). Polar serves as investment manager to PMSMF with respect to the shares held by this stockholder. The business address of this stockholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(8)	According to a Schedule 13G 1A filed with the SEC on February 12, 2016 on behalf of TD Asset Management Inc., a Canadian corporation (“TDAM”). TDAM is a wholly-owned subsidiary of TD Bank Financial Group. The business address of this stockholder is Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2, Canada.

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

In July 2014, our sponsors transferred 429,000 founder shares to an affiliate of Mr. Lipkin, our former Executive Vice President, Chief Financial Officer and Chief Operating Officer, and 75,000 founder shares to an affiliate of Mr. Schloss, our Executive Vice President, General Counsel and Secretary, respectively (39,000 and 6,818 (giving effect to the cancellations discussed below) of which were subsequently forfeited, respectively). In order that the shares held by our initial stockholders would represent 20% of the outstanding shares upon completion of our initial public offering, in October 2014, Mr. Lipkin and Mr. Schloss returned to us, at no cost, 74,750 and 13,068 founder shares, respectively, which we cancelled. In addition, in October 2014, our Hydra sponsor transferred an aggregate of 22,000 founder shares to consultants of Hydra Management LLC (2,422 of which were subsequently forfeited), including 8,899 shares to George Peng, who was appointed as our Chief Financial Officer in August 2015. In addition, in October 2014 our Hydra sponsor transferred 25,000 founder shares to each of Messrs. Miller, Shea, and Stevens, our independent directors (for a total of 75,000 founder shares, none of which were subject to forfeiture), and our Macquarie sponsor transferred 25,000 founder shares to Mr. Dannhauser, our Macquarie sponsor’s director (none of which were subject to forfeiture).

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

On July 25, 2014, we entered into a promissory note with each of our sponsors, whereby our sponsors agreed to loan us up to an aggregate of $125,000 each (“Promissory Notes”) to be used in part for expenses incurred in connection with the Initial Public Offering. The Promissory Notes were non-interest bearing, unsecured and due at the earlier of March 31, 2015 or the closing of our initial public offering. The Promissory Notes were repaid upon the consummation of the initial public offering.

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

During the year ended December 31, 2015 and for the period from May 30, 2014 (inception) through December 31, 2014, the firm of Marcum LLP, was our independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.

Audit Fees.  Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees billed by Marcum LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement, the closing 8-K and other required filings with the SEC for the year ended December 31, 2015 and for the period from May 30, 2014 (inception) through December 31, 2014 totaled $52,680 and $80,225, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees.  We did not pay Marcum LLP for consultations concerning financial accounting and reporting standards during the years ended December 31, 2015 and 2014.

Tax Fees.  We did not pay Marcum LLP for tax planning and tax advice for the years ended December 31, 2015 and 2014.

All Other Fees.  We did not pay Marcum LLP for other services for the years ended December 31, 2015 and 2014.

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

We have audited the accompanying balance sheet of Hydra Industries Acquisition Corp. (the “Company”) as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2015 and for the period from May 30, 2014 (inception) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydra Industries Acquisition Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and for the period from May 30, 2014 (inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no present revenue, its business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2015 may not be sufficient to complete its planned activities through October 29, 2016 which is the date the Company is required to liquidate in the event that it is unable to complete a business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 15, 2016

HYDRA INDUSTRIES ACQUISITION CORP.

Balance Sheets

	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$256,239	$1,123,278
Prepaid expenses	62,589	164,151
Total Current Assets	318,828	1,287,429

Cash and securities held in Trust Account	80,009,479	80,005,240
Other assets	1,500	3,300
TOTAL ASSETS	$80,329,807	$81,295,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,645,838	$85,729
Advance from related party	-	65
Total Current Liabilities	2,645,838	85,794
Deferred underwriting fees	2,800,000	2,800,000
Total Liabilities	5,445,838	2,885,794

Commitments and Contingencies

Common stock subject to possible redemption, 6,987,568 and 7,341,017 shares at conversion value as of December 31, 2015 ad 2014, respectively	69,883,968	73,410,170

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 29,000,000 shares authorized; 3,012,432 and 2,658,983 shares issued and outstanding (excluding 6,987,568 and 7,341,017 shares subject to possible redemption) as of December 31, 2015 and 2014, respectively	301	266
Additional paid-in capital	8,667,435	5,141,268
Accumulated deficit	(3,667,735)	(141,529)
Total Stockholders' Equity	5,000,001	5,000,005
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,329,807	$81,295,969

The accompanying notes are an integral part of the financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Statements of Operations

	Year Ended December 31, 2015	For the Period from May 30, 2014 (inception) Through December 31, 2014
Operating costs	$3,530,445	$141,529
Loss from operations	(3,530,445)	(141,529)

Other income:
Unrealized loss on securities held in Trust Account	(10,281)	-
Interest income	14,520	-
Net Loss	$(3,526,206)	$(141,529)

Weighted average shares outstanding, basic and diluted	2,787,207	2,189,405
Basic and diluted net loss per common share	$(1.27)	$(0.06)

The accompanying notes are an integral part of the financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Statement of Changes in Stockholders’ Equity

Year Ended December 31, 2015 and for the Period from May 30, 2014 (inception) through December 31, 2014

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – May 30, 2014 (Inception)	-	$-	$-	$-	$-
Issuance of common stock to Sponsors	2,875,000	288	24,712	-	25,000
Cancellation of 575,000 shares of common stock	(575,000)	(58)	58	-	-
Sale of 8,000,000 Units, net of underwriters discount and offering expenses	8,000,000	800	74,755,904	-	74,776,704
Sale of 7.500,000 Private Placement Warrants	-	-	3,750,000	-	3,750,000
Forfeiture of 300,000 shares of common stock due to underwriters not exercising their over-allotment option	(300,000)	(30)	30	-	-
Common stock subject to redemption	(7,341,017)	(734)	(73,409,436)	-	-
Net loss	-	-	-	(141,529)	(141,529)
Balance – December 31, 2014	2,658,983	266	5,141,268	(141,529)	5,000,005
Common stock subject to redemption	353,449	35	3,526,167	-	3,526,202
Net loss	-	-	-	(3,526,206)	(3,526,206)
Balance – December 31, 2015	3,012,432	$301	$8,667,435	$(3,667,735)	$5,000,001

The accompanying notes are an integral part of the financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Statements of Cash Flows

	Year Ended December 31, 2015	For the Period From May 30, 2014 (inception) through the year ended December 31, 2014
Cash Flows from Operating Activities

Net loss	$(3,526,206)	$(141,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on securities held in Trust Account	10,281
Interest earned on cash and securities held in Trust Account	(14,520)	(5,240)
Changes in operating assets and liabilities:
Prepaid expenses	101,562	(17,610)
Other assets	1,800	(149,841)
Accounts payable and accrued expenses	2,560,153	133,603
Net cash used in operating activities	(866,930)	(180,617)

Cash Flows from Investing Activities:
Investment of cash and securities held in trust	-	(80,000,000)
Net cash used in investing activities	-	(80,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsors	-	25,000
Proceeds from sale of Units, net of underwriting discounts paid	-	78,000,000
Proceeds from sale of Private Placement Warrants	-	3,750,000
Payment of offering costs	-	(423,296)
Proceeds from promissory notes – related parties	-	169,499
Repayment of promissory notes – related parties	-	(169,499)
Repayment of advances from related party	(109)	(47,809)
Net cash provided by financing activities	(109)	81,303,895

Net Change in Cash and Cash Equivalents	(867,039)	1,123,278
Cash and Cash Equivalents – Beginning	1,123,278	-
Cash and Cash Equivalents – Ending	$256,239	$1,123,278

Supplement disclosure of cash flow information:
Cash paid during the period for:
Taxes	$8,720	$-

Non-cash investing and financing activities:
Payment of offering costs and operational costs pursuant to related party advances	$44	$47,874
Deferred underwriting fees	$-	$2,800,000

The accompanying notes are an integral part of the financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

At December 31, 2015, the Company had not yet commenced operations. All activity through December 31, 2015 related to the Company’s formation, its Initial Public Offering, which is described below, identifying a target company and engaging in due diligence for a Business Combination.

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

Transaction costs amounted to $5,223,296, inclusive of $2,000,000 of underwriting fees, $2,800,000 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $423,296 of Initial Public Offering costs. In addition, at October 29, 2014, cash of $1,326,704 was placed in an account outside of the Trust Account to fund operations. As of December 31, 2015, cash held outside of the Trust Account amounted to $256,239.

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

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, may either (i) seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination or (ii) provide its stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote). Stockholder approval will be sought by the Company if required by law or applicable stock exchange rule or for business or other legal reasons. In the event of a proposed merger of the Company with a target company, stockholder approval is required by Delaware law. Further, under the NASDAQ listing rules, stockholder approval is required, if, for example, (a) the Company will issue common stock that will be equal to or in excess of 20% of the number of shares of its common stock outstanding, (b) any of the Company’s directors, officers or substantial stockholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly, or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more, or (c) the issuance or potential issuance of common stock will result in a change of control of the Company. The Business Combination must be approved by the board of directors. In addition, the Company’s Business Combination must be approved by MIHI LLC (the “Macquarie sponsor”) as a condition to the Contingent Forward Purchase Contract (as described in Note 7). In the event that the Company seeks stockholder approval in connection with a Business Combination, the Company will proceed with a Business Combination only if a majority of the outstanding shares that are voted are voted in favor of the Business Combination. In connection with such vote, the Company will provide its stockholders with the opportunity to redeem their shares of the Company’s common stock upon the consummation of a Business Combination for a pro-rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to pay taxes). However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Hydra Industries Sponsor LLC (the “Hydra sponsor”) and the Macquarie sponsor (together with the Hydra sponsor, the “Sponsors”) and the other initial stockholders of the Company have agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote their founders shares (as defined in Note 6) and any public shares purchased, in favor of approving a Business Combination. Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of the Business Combination and it does not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to an aggregate of 25% or more of the shares sold in the Initial Public Offering.

HYDRA INDUSTRIES ACQUISITION CORP.

 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of December 31, 2015, the Company had $256,239 in its operating bank accounts, $80,009,479 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or convert its common stock in connection therewith and a working capital deficit of $2,327,010. As of December 31, 2015, $14,520 of the amount on deposit in the Trust Account represented interest income, which is available to be withdrawn to pay the Company’s tax obligations. Since inception, the Company has not withdrawn any interest income from the Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, structuring, negotiating and consummating the Business Combination and paying for public company expenses.

For the year ended December 31, 2015, the Company used cash of $866,930 in operating activities. As of December 31, 2015, the Company had current liabilities of $2,645,838, primarily representing amounts owed to lawyers, accountants and consultants who have advised the Company on matters related to a potential Business Combination. There can be no assurances that the Company will be able to make payment in full of the amounts due to said advisors. Funds in the Trust Account are not available for this purpose absent an initial Business Combination. If a Business Combination is not consummated, the Company would lack the resources to pay all of the liabilities that have been incurred by the Company to date or after and the Company may lack the resources needed to consummate another Business Combination. The Company entered into fee arrangements with certain service providers and advisors in connection with a potential Business Combination pursuant to which certain fees were deferred and payable only if the Company consummated such potential Business Combination (see Note 8). Effective October 26, 2015, all efforts related to such potential Business Combination were terminated and, accordingly, all deferred contingent fees that had been previously incurred are no longer due or payable. There can be no assurances that the Company will complete a Business Combination.

HYDRA INDUSTRIES ACQUISITION CORP.

 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

The Company may need to raise additional capital through loans or additional investments from its Sponsors, stockholders, officers, directors, or third parties. The Company’s Sponsors have each committed $250,000, for an aggregate of $500,000, to be provided to the Company in the event that funds held outside of the Trust Account are insufficient to fund its expenses after the Initial Public Offering and prior to a Business Combination (see Note 8). In addition, the Company’s officers, directors and Sponsors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2015.

Cash and securities held in Trust Account

At December 31, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2015 and December 31, 2014, common stock subject to possible redemption in the amount of $69,883,968 (or 6,987,568 shares) and $73,410,170 (or 7,341,017 shares), respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $5,223,296 (including $4,800,000 in underwriters’ fees, of which $2,800,000 is deferred) were charged to stockholder’s equity upon completion of the Initial Public Offering.

HYDRA INDUSTRIES ACQUISITION CORP.

 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at December 31, 2015 and 2014 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At December 31, 2015 and 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase shares of common stock and rights that convert into shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2015 and 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Related Party Advances

During the period from May 30, 2014 (inception) through October 29, 2014, Lorne Weil, Inc., a company owned by Mr. Weil and an affiliate of the Hydra sponsor, advanced an aggregate of $47,874 directly to the Company’s vendors for Initial Public Offering costs and other operational costs, of which the Company repaid $47,809 of such advances as of December 31, 2014. At December 31, 2015 and 2014, $0 and $65, respectively, were owed under the related party advances. The advances were non-interest bearing, unsecured and due on demand.

Promissory Notes

On July 25, 2014, the Company entered into a promissory note with each of the Sponsors, whereby the Sponsors agreed to loan the Company up to an aggregate of $125,000 each (“Promissory Notes”) to be used in part for expenses incurred in connection with the Initial Public Offering. The Promissory Notes were non-interest bearing, unsecured and due at the earlier of March 31, 2015 or the closing of the Initial Public Offering. An aggregate of $169,499 of Promissory Notes were repaid to the Sponsors upon the consummation of the Initial Public Offering on October 29, 2014. As of December 31, 2015 and 2014, no amounts were outstanding under the Promissory Notes.

NOTE 7. COMMITMENTS & CONTINGENCIES

Potential Transaction Fee Arrangements

The Company entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by the Company in connection with a potential Business Combination would be deferred and become payable only if the Company consummated such potential Business Combination. If the potential Business Combination did not occur, the Company would not be required to pay these contingent fees. Effective October 26, 2015, all efforts related to such potential Business Combination were terminated and, accordingly, all contingent fees that had been previously incurred are no longer due or payable.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement commencing on October 24, 2014 pursuant to which the Company pays an affiliate of the Hydra Sponsor a total of $10,000 per month for office space, utilities and secretarial support. Upon the completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid $120,000 and $22,258 in fees during the year ended December 31, 2015 and for the period from May 30, 2014 (inception) through December 31, 2014, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsors have each committed $250,000, for an aggregate of $500,000, in accordance with unsecured promissory notes the Company will issue to the Sponsors pursuant to an expense advance agreement between the Company and the Sponsors, to be provided to the Company in the event that funds held outside of the Trust Account are insufficient to fund its expenses after the Initial Public Offering and prior to a Business Combination (including investigating and selecting a target business and other working capital requirements) and the Sponsors may, but are not obligated to, loan the Company additional funds as may be required. If the Company consummates a Business Combination, the Company expects to repay such non-interest bearing loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,000,000 of all loans made to the Company are convertible at the option of the lender into warrants of the post Business Combination entity at a price of $0.50 per warrant. The warrants would be identical to the Private Placement Warrants.

HYDRA INDUSTRIES ACQUISITION CORP.

 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Underwriting Agreement

The underwriters were entitled to an underwriting discount of up to 6.0%, of which two and one-half percent (2.5%), or $2,000,000, was paid in cash at the closing of the Initial Public Offering on October 29, 2014, and up to three and one-half percent (3.5%), or $2,800,000, has been deferred. The deferred fee will be payable in cash upon the closing of a Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2015, there were no shares of preferred stock issued or outstanding.

HYDRA INDUSTRIES ACQUISITION CORP.

 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

Common Stock — The Company is authorized to issue 29,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each common share. At December 31, 2015, there were 3,012,432 shares of Common Stock issued and outstanding (excluding 6,987,568 shares of Common Stock subject to possible redemption).

NOTE 9. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31, 2015	December 31, 2014
Deferred tax asset
Net operating loss carryforward	$1,663,937	$64,448
Unrealized loss on securities	4,678	-—
Total deferred tax assets	1,668,615	64,448
Valuation allowance	(1,668,615)	(64,448)
Deferred tax asset, net of allowance	$—	$—

The income tax provision (benefit) consists of the following:

	Year Ended December 31, 2015	For the Period from May 30, 2014 (inception) through December 31, 2014
Federal
Current	$—	$—
Deferred	(1,198,757)	(48,120)

State and Local
Current	—	—
Deferred	(405,460)	(16,328)
Change in valuation allowance	1,604,217	64,448
Income tax provision (benefit)	$—	$—

As of December 31, 2015, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $3,657,005 available to offset future taxable income. These NOLs expire beginning in 2034. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2015, the change in the valuation allowance was $1,604,217.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31, 2015	For the Period from May 30, 2014 (inception) through December 31, 2014
Statutory federal income tax rate	(34.0)%	(34.0)%
State taxes, net of federal tax benefit	(11.5)%	(11.5)%
Change in valuation allowance	45.5%	45.5%
Income tax provision (benefit)	0.0%	0.0%

HYDRA INDUSTRIES ACQUISITION CORP.

 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2015	December 31, 2014
Assets:
Cash and securities held in Trust Account	1	$80,009,479	$80,005,240

NOTE 11. SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table presents summarized unaudited quarterly financial data for each of the four quarters in the year ended December 31, 2015 and for the period from May 30, 2014 (inception) through December 31, 2014. The data has been derived from our unaudited financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Financial Statements and Notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2015
Operating costs	$195,089	$1,894,968	$715,863	$724,525
Unrealized loss on securities	$-	$-	$(6,280)	$(4,001)
Interest income	$8,802	$4,346	$1,372	$-
Net loss	$(186,287)	$(1,890,622)	$(720,771)	$(728,526)
Basic and diluted loss per share	$(0.07)	$(0.71)	$(0.25)	$(0.25)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Period from May 30, 2014 (inception) through December 31, 2014
Operating expenses	$-	$403	$3,144	$137,982
Net loss	$-	$(403)	$(3,144)	$(137,982)
Basic and diluted loss per share	$-	$(0.00)	$(0.00)	$(0.06)

HYDRA INDUSTRIES ACQUISITION CORP.

 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 12. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 24, 2014, between the Company and UBS Securities LLC, as representative for the underwriters. (1)
3.1	Certificate of Incorporation. (2)
3.2	Amended and Restated Certificate of Incorporation.(1)
3.3	Bylaws.(2)
4.1	Specimen Unit Certificate.(4)
4.2	Specimen Common Stock Certificate.(3)
4.3	Specimen Rights Certificate (4)
4.4	Specimen Warrant Certificate (3)
4.5	Rights Agreement, dated October 24, 2014, between Continental Stock Transfer & Trust Company and the Company. (1)
4.6	Warrant Agreement, dated October 24, 2014, between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Promissory Note, dated July 25, 2014, issued to Hydra Industries Sponsor LLC in the amount of up to $125,000 (2)
10.2	Promissory Note, dated July 25, 2014, issued to MIHI LLC in the amount of up to $125,000.(2)
10.3	Letter Agreement, by and among the Company and certain security holders, officers and directors of the Company. (1)
10.4	Investment Management Trust Account Agreement, dated October 24, 2014, between Continental Stock Transfer & Trust Company and the Company. (1)
10.5	Registration Rights Agreement, dated October 24, 2014, between the Company and certain security holders. (1)
10.6	Securities Subscription Agreement, dated July 11, 2014, between the Registrant and Hydra Industries Sponsor LLC (2)
10.7	Securities Subscription Agreement, dated July 11, 2014, between the Registrant and MIHI LLC. (2)
10.8	Warrant Purchase Agreement, dated October 24, 2014, among the Company, MIHI LLC, A. Lorne Weil and Martin E. Schloss (1)
10.9	Form of Indemnity Agreement.(3)
10.10	Administrative Services Agreement, dated October 24, 2014, between the Company and Lorne Weil, Inc.(1)
10.11	Expense Advancement Agreement, dated October 24, 2014, by and among the Company, MIHI LLC and Hydra Industries Sponsor LLC. (1)
10.12	Contingent Forward Purchase Contract, dated October 24, 2014, by and among the Company and MIHI LLC. (1)
10.13	Letter Agreement, dated October 24, 2014, by and among the Company and certain security holders regarding the investment banking right of first refusal. (1)
10.14	Agreement Among Sponsors, dated October 24, 2014, by and among the Company, MIHI LLC and Hydra Industries Sponsor LLC. (1)
14.1	Code of Business and Ethics.(3)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

 * Filed herewith

 ** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on October 29, 2014.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on August 19, 2014.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on September 19, 2014.
(4)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on October 20, 2014.

49

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2016	Hydra Industries Acquisition Corp.

By:	/s/ A. Lorne Weil
Name: A. Lorne Weil
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ A. Lorne Weil A. Lorne Weil	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 15, 2016

/s/ George Peng George Peng	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2016

/s/ Jonathan S. Miller Jonathan S. Miller	Director	March 15, 2016

/s/ Kenneth Shea Kenneth Shea	Director	March 15, 2016

/s/ M. Brent Stevens M. Brent Stevens	Director	March 15, 2016

/s/ Stephen J. Dannhauser Stephen J. Dannhauser	Director	March 15, 2016

50