Form 10-Q
period 2016-03-31
Hydra Industries Acquisition Corp.
filed 2016-05-10
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016, there were 10,000,000 shares of the Company’s common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$519,976	$256,239
Prepaid expenses	137,851	62,589
Total Current Assets	657,827	318,828

Cash and marketable securities held in Trust Account	80,044,350	80,009,479
Other assets	1,050	1,500
TOTAL ASSETS	$80,703,227	$80,329,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,765,618	$2,645,838
Convertible promissory notes - related parties	500,000	-
Total Current Liabilities	3,265,618	2,645,838
Deferred underwriting fees	2,800,000	2,800,000
Total Liabilities	6,065,618	5,445,838

Commitments and Contingencies

Common stock subject to possible redemption, 6,959,902 and 6,987,568 shares at conversion value as of March 31, 2016 ad December 31, 2015, respectively	69,637,608	69,883,968

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 29,000,000 shares authorized; 3,040,098 and 3,012,432 shares issued and outstanding (excluding 6,959,902 and 6,987,568 shares subject to possible redemption) as of March 31, 2016 and December 31, 2015, respectively	304	301
Additional paid-in capital	8,913,792	8,667,435
Accumulated deficit	(3,914,095)	(3,667,735)
Total Stockholders' Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,703,227	$80,329,807

The accompanying notes are an integral part of the financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Operating costs	$281,231	$195,089
Loss from operations	(281,231)	(195,089)

Other income:
Unrealized gain on marketable securities held in Trust Account	13,697	-
Interest income	21,174	8,802
Net Loss	$(246,360)	$(186,287)

Weighted average shares outstanding, basic and diluted (1)	3,012,432	2,658,983

Basic and diluted net loss per common share	$(0.08)	$(0.07)

(1)	Excludes an aggregate of up to 6,959,902 and 7,322,388 shares subject to redemption at March 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of the financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities

Net loss	$(246,360)	$(186,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(13,697)	-
Interest earned on cash and securities held in Trust Account	(21,174)	(8,802)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(75,262)	(25,865)
Other assets	450	20,892
Accounts payable and accrued expenses	119,780	(55,685)
Net cash used in operating activities	(236,263)	(255,747)

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes – related parties	500,000	-
Repayment of advances from related party	-	(109)
Net cash provided by (used in) financing activities	500,000	(109)

Net Change in Cash and Cash Equivalents	263,737	(255,856)
Cash and Cash Equivalents – Beginning	256,239	1,123,278
Cash and Cash Equivalents – Ending	$519,976	$867,422

Supplement disclosure of cash flow information:
Cash paid during the period for:
Taxes	$6,618	$6,021

Non-cash investing and financing activities:
Payment of offering costs and operational costs pursuant to related party advances	$-	$44
Change in value of common stock subject to possible redemption	$246,360	$186,290

The accompanying notes are an integral part of the financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

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

At March 31, 2016, the Company had not yet commenced operations. All activity through March 31, 2016 related to the Company’s formation, its Initial Public Offering, which is described below, identifying a target company and engaging in due diligence for a Business Combination.

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

Transaction costs amounted to $5,223,296, inclusive of $2,000,000 of underwriting fees, $2,800,000 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $423,296 of Initial Public Offering costs. In addition, at October 29, 2014, cash of $1,326,704 was placed in an account outside of the Trust Account to fund operations. As of March 31, 2016, cash held outside of the Trust Account amounted to $519,976, which includes proceeds from convertible promissory notes in the aggregate amount of $500,000 (see Note 6).

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

MARCH 31, 2016

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of March 31, 2016, the Company had $519,976 in its operating bank accounts, $80,044,350 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or convert its common stock in connection therewith and a working capital deficit of $2,607,791. As of March 31, 2016, $35,694 of the amount on deposit in the Trust Account represented interest income, which is available to be withdrawn to pay the Company’s tax obligations. Since inception, the Company has not withdrawn any interest income from the Trust Account.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

For the three months ended March 31, 2016, the Company used cash of $236,263 in operating activities. As of March 31, 2016, the Company had current liabilities of $3,265,618, primarily representing amounts owed to lawyers, accountants and consultants who have advised the Company on matters related to a potential Business Combination. There can be no assurances that the Company will be able to make payment in full of the amounts due to said advisors. Funds in the Trust Account are not available for this purpose absent an initial Business Combination. If a Business Combination is not consummated, the Company would lack the resources to pay all of the liabilities that have been incurred by the Company to date or after and the Company may lack the resources needed to consummate another Business Combination. The Company entered into fee arrangements with certain service providers and advisors in connection with a potential Business Combination pursuant to which certain fees were deferred and payable only if the Company consummated such potential Business Combination (see Note 7). Effective October 26, 2015, all efforts related to such potential Business Combination were terminated and, accordingly, all deferred contingent fees that had been previously incurred are no longer due or payable. There can be no assurances that the Company will complete a Business Combination.

The Company may need to raise additional capital through loans or additional investments from its Sponsors, stockholders, officers, directors, or third parties. On March 16, 2016, the Sponsors loaned the Company $250,000 each, for an aggregate of $500,000, to fund its expenses prior to a Business Combination (see Note 6). In addition, the Company’s officers, directors and Sponsors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis. The financial information as of December 31, 2015 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The interim results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2016.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of March 31, 2016, cash and marketable securities held in the Trust Account consisted of $80,044,350 in United States Treasury Bills with a maturity date of 180 days or less.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2016 and December 31, 2015, common stock subject to possible redemption in the amount of $69,637,608 (or 6,959,902 shares) and $69,883,968 (or 6,987,568 shares), respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at March 31, 2016 and 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase shares of common stock and rights that convert into shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

MARCH 31, 2016

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On July 11, 2014, the Company issued 2,875,000 shares of Common Stock to the Sponsors, of which an aggregate of 575,000 shares were returned to the Company and subsequently cancelled (the “founder shares”) on October 24, 2014, for an aggregate purchase price of $25,000. As a result of the underwriters’ determination not to exercise their over-allotment option, an additional 300,000 founder shares were forfeited. The founder shares are identical to the shares of Common Stock included in the Units sold in the Initial Public Offering, except that (1) the founder shares are subject to certain transfer restrictions, as described in more detail below, and (2) the Company’s initial stockholders have agreed: (i) to waive their redemption rights with respect to their founder shares in connection with the consummation of a Business Combination and (ii) to waive their redemption rights with respect to their founder shares if the Company fails to complete a Business Combination within the Combination Period. However, the Company’s initial stockholders will be entitled to redemption rights with respect to any public shares they hold by way of public market purchase if the Company fails to consummate a Business Combination within such time period. If the Company submits a Business Combination to its public stockholders for a vote, the initial stockholders have agreed to vote their founder shares and any public shares purchased in favor of a Business Combination.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Convertible Promissory Notes

On March 16, 2016, the Company entered into convertible promissory notes with the Sponsors, whereby the Sponsors loaned the Company an aggregate of $500,000 (“Convertible Promissory Notes”) in order to finance transaction costs in connection with a Business Combination. The Convertible Promissory Notes are non-interest bearing, and due on the date on which the Company consummates a Business Combination. In the event that a Business Combination does not occur, the Sponsors would become general unsecured creditors of the Company. Each of the Convertible Promissory Notes are convertible, in whole or in part, at the election of the Sponsor holding such note, upon the consummation of a Business Combination. Upon such election, the Convertible Promissory Notes will convert into warrants, at a price of $0.50 per warrant. These warrants will be identical to the Private Placement Warrants. As such, each warrant is exercisable for one-half of one share of the Company’s common stock at an exercise price of $5.75 per half share.

The Convertible Promissory Notes were issued pursuant to the Expense Advancement Agreement, dated as of October 24, 2014, by and among the Company and the Sponsors, pursuant to which each Sponsor committed to fund up to $250,000 to the Company for the Company’s expenses relating to investigating and selecting a target business and other working capital requirements. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account may be used for such repayment.

As of March 31, 2016, $500,000 was outstanding under the Convertible Promissory Notes.

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

Administrative Services Agreement

The Company entered into an Administrative Services Agreement commencing on October 24, 2014 pursuant to which the Company pays an affiliate of the Hydra Sponsor a total of $10,000 per month for office space, utilities and secretarial support. Upon the completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid $30,000 in fees during the three months ended March 31, 2016 and 2015.

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

MARCH 31, 2016

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At March 31, 2016, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 29,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each common share. At March 31, 2016, there were 3,040,098 shares of Common Stock issued and outstanding (excluding 6,959,902 shares of Common Stock subject to possible redemption).

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2016	December 31, 2015
Assets:
Cash and marketable securities held in Trust Account	1	$80,044,350	$80,009,479

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. All activity from inception to March 31, 2016 relates to our formation, our initial public offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our initial public offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three ended March 31, 2016, we had a net loss of $246,360, consisting of $281,231 of target identification expenses, operating costs and due diligence expenses, offset by $21,174 of interest income and $13,697 of unrealized gains on marketable securities held in the Trust Account. For the three months ended March 31, 2015, we had a net loss of $186,287, consisting of $195,089 of operating costs and target identification expenses, offset by $8,802 of interest income.

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

As of March 31, 2016, we had cash and securities held in the trust account of $80,044,350, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be available to us to pay taxes and up to $50,000 of our dissolution expenses. Through March 31, 2016, we did not withdraw any funds from the interest earned on the trust account. Other than deferred underwriting fees payable in the event of a Business Combination, no amounts are payable to the underwriters of our initial public offering.

As of March 31, 2016, we had cash of $519,976 held outside the trust account (mainly from the proceeds of convertible promissory notes), which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, pay for travel expenditures, structure, negotiate and complete a Business Combination and pay taxes to the extent the interest earned on the trust account is insufficient to pay our taxes.

For the three months ended March 31, 2016, cash used in operating activities amounted to $236,263, mainly resulting from a net loss of $246,360, offset by an increase in our accounts payable and accrued expenses. As of March 31, 2016, we had current liabilities of $3,265,618, primarily representing amounts owed to lawyers, accountants and consultants who have advised the Company on matters related to a potential Business Combination. There can be no assurance that we will be able to make payment in full of the amounts due to said advisors. Funds in the trust account are not available for this purpose absent an initial Business Combination. If a Business Combination is not consummated, we would lack the resources to pay all of the liabilities that have been incurred by us to date or after and we may lack the resources needed to consummate another Business Combination. We entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by us in connection with a potential Business Combination would be deferred and become payable only if we consummated such potential Business Combination. If the potential Business Combination did not occur, we would not be required to pay these contingent fees. Effective October 26, 2015, all efforts related to such potential Business Combination were terminated and, accordingly, all contingent fees that had been previously incurred are no longer due and payable. There can be no assurances that we will complete a Business Combination.

We intend to use substantially all of the funds held in the trust account (less amounts used to pay taxes and deferred underwriting commissions) to complete our Business Combination. We estimate our annual franchise tax obligations, based on our assets and the number of shares of our common stock authorized and outstanding after the completion of the initial public offering, to be approximately $85,000, for which we anticipate making quarterly estimated tax payments throughout 2016. Our annual income tax obligations will depend on the amount of interest income earned in the trust account. We do not expect the interest earned on the amount in the trust account will be sufficient to pay all of our tax obligations. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

We may need to raise additional capital through loans or additional investments from our Sponsors, stockholders, officers, directors, or third parties. On March 16, 2016, we entered into convertible promissory notes with the Sponsors, whereby the Sponsors loaned us an aggregate of $500,000 (“Convertible Promissory Notes”) in order to finance transaction costs in connection with a Business Combination. In the event that a Business Combination does not occur, the Sponsors would become general unsecured creditors of the Company. The Convertible Promissory Notes are non-interest bearing, and due on the date on which we consummate a Business Combination. Each of the Convertible Promissory Notes are convertible, in whole or in part, at the election of the Sponsor holding such note, upon the consummation of a Business Combination. Upon such election, the Convertible Promissory Notes will convert into warrants, at a price of $0.50 per warrant. These warrants will be identical to the Private Placement Warrants. As such, each warrant is exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share.

Other than as described above, our officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs.

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

If we complete our initial Business Combination, we expect to repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans would be repaid only out of funds held outside the trust account. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account may be used for such repayment. Up to $1,000,000 (including the $500,000 of convertible promissory notes discussed above) of all loans made to us are convertible at the option of the lender into warrants of the post-Business Combination entity at a price of $0.50 per warrant. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, by our officers and directors (other than the $500,000 in loans which our sponsors have committed to make in the aggregate) have not been determined and no written agreements exist with respect to such loans.

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

Common stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2016 and December 31, 2015, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in Annual Report on Form 10-K filed with the SEC.

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

HYDRA INDUSTRIES ACQUISITION CORP.

Date: May 10, 2016	/s/ A. Lorne Weil
Name: A. Lorne Weil
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 10, 2016	/s/ George Peng
Name: George Peng
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

