Form 10-Q
period 2016-06-30
Hydra Industries Acquisition Corp.
filed 2016-08-01
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were 10,000,000 shares of the Company’s common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$216,796	$256,239
Prepaid expenses	50,613	62,589
Total Current Assets	267,409	318,828

Cash and marketable securities held in Trust Account	80,031,319	80,009,479
Other assets	600	1,500
TOTAL ASSETS	$80,299,328	$80,329,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,538,140	$2,645,838
Convertible promissory notes - related parties	500,000	-
Total Current Liabilities	4,038,140	2,645,838
Deferred underwriting fees	2,800,000	2,800,000
Total Liabilities	6,838,140	5,445,838

Commitments and Contingencies

Common stock subject to possible redemption, 6,843,439 and 6,987,568 shares at conversion value as of June 30, 2016 ad December 31, 2015, respectively	68,461,187	69,883,968

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 29,000,000 shares authorized; 3,156,561 and 3,012,432 shares issued and outstanding (excluding 6,843,439 and 6,987,568 shares subject to possible redemption) as of June 30, 2016 and December 31, 2015, respectively	316	301
Additional paid-in capital	10,090,201	8,667,435
Accumulated deficit	(5,090,516)	(3,667,735)
Total Stockholders' Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,299,328	$80,329,807

The accompanying notes are an integral part of the financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Operating costs	$1,210,738	$1,894,968	$1,491,969	$2,090,057
Loss from operations	(1,210,738)	(1,894,968)	(1,491,969)	(2,090,057)

Other income:
Unrealized gain (loss) on marketable securities held in Trust Account	(2,830)	-	10,867	-
Interest income	37,147	4,346	58,321	13,148
Net Loss	$(1,176,421)	$(1,890,622)	$(1,422,781)	$(2,076,909)

Weighted average shares outstanding, basic and diluted (1)	3,040,098	2,677,612	3,026,265	2,668,349

Basic and diluted net loss per common share	$(0.39)	$(0.71)	$(0.47)	$(0.78)

(1)	Excludes an aggregate of up to 6,843,439 and 7,131,687 shares subject to redemption at June 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of the financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(1,422,781)	$(2,076,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(10,867)	-
Interest earned on cash and securities held in Trust Account	(58,321)	(13,148)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	11,976	34,365
Other assets	900	900
Accounts payable and accrued expenses	892,302	1,628,283
Net cash used in operating activities	(586,791)	(426,509)

Cash Flows from Investing Activities:
Interest income withdrawn from Trust Account	47,348	-
Net cash provided by investing activities	47,348	-

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes – related parties	500,000	-
Repayment of advances from related party	-	(109)
Net cash provided by (used in) financing activities	500,000	(109)

Net Change in Cash and Cash Equivalents	(39,443)	(426,618)
Cash and Cash Equivalents – Beginning	256,239	1,123,278
Cash and Cash Equivalents – Ending	$216,796	$696,600

Supplement disclosure of cash flow information:
Cash paid during the period for:
Taxes	$11,126	$7,320

Non-cash investing and financing activities:
Payment of offering costs and operational costs pursuant to related party advances	$-	$44
Change in value of common stock subject to possible redemption	$(1,422,781)	$2,076,910

The accompanying notes are an integral part of the financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

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

At June 30, 2016, the Company had not yet commenced operations. All activity through June 30, 2016 related to the Company’s formation, its Initial Public Offering, which is described below, identifying a target company and engaging in due diligence for, and negotiating the terms of, a potential Business Combination.

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

Transaction costs amounted to $5,223,296, inclusive of $2,000,000 of underwriting fees, $2,800,000 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $423,296 of Initial Public Offering costs. In addition, at October 29, 2014, cash of $1,326,704 was placed in an account outside of the Trust Account to fund operations. As of June 30, 2016, cash held outside of the Trust Account amounted to $216,796, which includes unused proceeds from convertible promissory notes in the aggregate amount of $500,000 (see Note 6).

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

JUNE 30, 2016

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of June 30, 2016, the Company had $216,796 in its operating bank accounts, $80,031,319 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or convert its common stock in connection therewith and a working capital deficit of $3,770,731. As of June 30, 2016, approximately $25,000 of the amount on deposit in the Trust Account represented interest income, which is available to be withdrawn to pay the Company’s tax obligations. Since inception, the Company has withdrawn $47,348 in interest income from the Trust Account.

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

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

For the six months ended June 30, 2016, the Company used cash of $586,791 in operating activities. As of June 30, 2016, the Company had current liabilities of $4,038,140, primarily representing amounts owed to lawyers, accountants and consultants who have advised the Company on matters related to potential Business Combinations. There can be no assurances that the Company will be able to make payment in full of the amounts due to said advisors. Funds in the Trust Account are not available for this purpose absent an initial Business Combination. If a Business Combination is not consummated, the Company would lack the resources to pay all of the liabilities that have been incurred by the Company to date or after and the Company may lack the resources needed to consummate another Business Combination. The Company entered into fee arrangements with certain service providers and advisors in connection with a potential Business Combination (“Terminated Business Combination”) pursuant to which certain fees were deferred and payable only if the Company consummated such Terminated Business Combination (see Note 7). Effective October 26, 2015, all efforts related to such Terminated Business Combination were terminated and, accordingly, all deferred contingent fees related to such Terminated Business Combination that had been previously incurred are no longer due or payable. There can be no assurances that the Company will complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis. The financial information as of December 31, 2015 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The interim results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2016 and December 31, 2015.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of June 30, 2016, cash and marketable securities held in the Trust Account consisted of $80,031,319 in United States Treasury Bills with a maturity date of 180 days or less.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2016 and December 31, 2015, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at June 30, 2016 and 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 7,875,000 shares of common stock and rights that convert into 800,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company adopted the methodologies prescribed by ASU 2014-15 as of January 1, 2016. The adoption of ASU 2014-15 did not have a material effect on its financial position or results of operations.

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

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

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

As of June 30, 2016, $500,000 was outstanding under the Convertible Promissory Notes.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

NOTE 7. COMMITMENTS & CONTINGENCIES

Terminated Transaction Fee Arrangements

The Company entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by the Company in connection with a Terminated Business Combination would be deferred and become payable only if the Company consummated such Terminated Business Combination. If the Terminated Business Combination did not occur, the Company would not be required to pay these contingent fees. Effective October 26, 2015, all efforts related to such Terminated Business Combination were terminated and, accordingly, all contingent fees that had been previously incurred are no longer due or payable.

Potential Transaction Fee Arrangements

The Company has entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by the Company in connection with another potential Business Combination will be deferred and become payable only if the Company consummates such potential Business Combination. If the potential Business Combination does not occur, the Company will not be required to pay these contingent fees. As of June 30, 2016, the Company incurred approximately $811,000 of fees, of which approximately $60,000 has been paid, approximately $495,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet and $256,000 has not been accrued since it is contingent upon the closing of the proposed Business Combination. The Company anticipates incurring a significant amount of additional costs. There can be no assurances that the Company will complete this or any other Business Combination.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement commencing on October 24, 2014 pursuant to which the Company pays an affiliate of the Hydra Sponsor a total of $10,000 per month for office space, utilities and secretarial support. Upon the completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid $30,000 in fees during the three months ended June 30, 2016 and 2015 and paid $60,000 in fees during the six months ended June 30, 2016 and 2015.

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

JUNE 30, 2016

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At June 30, 2016, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 29,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each common share. At June 30, 2016, there were 3,156,561 shares of Common Stock issued and outstanding (excluding 6,843,439 shares of Common Stock subject to possible redemption).

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

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2016	December 31, 2015
Assets:
Cash and marketable securities held in Trust Account	1	$80,031,319	$80,009,479

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 13, 2016, the Company entered into a definitive agreement to acquire London based Inspired Gaming Group and its affiliates (the “Inspired Group”) from funds managed by Vitruvian Partners LLP (a London headquartered private equity firm) and its co-investors.

The Share Sale Agreement, dated as of July 13, 2016, by and among the Company, the Vendors named on Schedule 1 thereto, DMWSL 633 Limited (“Target Parent”), DMWSL 632 Limited and Gaming Acquisitions Limited (the “Sale Agreement”), provides for the acquisition by the Company from the Vendors of all of the equity and shareholder loan notes of Target Parent and the Inspired Group (the “Inspired Business Combination”).

The Sale Agreement reflects a transaction value for the Inspired Business Combination of £200 million/$264 million, plus an earn-out of up to $25 million (up to 2.5 million of the Company’s shares), expected to represent approximately £96 million/$126 million of equity value after adjusting for the maintenance of debt and certain other liabilities (the foregoing conversions from GBP to USD are based on the current USD/GBP exchange rate of $1.32/£1.00 as of July 13, 2016. Although equivalent amounts are also expressed in both UK pounds and US dollars, the payments will be made in UK pounds in the amounts stated.). Exclusive of the potential earn-out, the consideration to be paid for the equity and shareholder loan notes of the Target Parent and the Inspired Group will be the aggregate of the Base Consideration (as defined below), less a fixed amount of Accruing Negative Consideration (£21,500 per day from but excluding July 2, 2016 through and including the closing of the Inspired Business Combination).

The “Base Consideration” to be paid for the equity and shareholder loan notes pursuant to the Sale Agreement will equal (i) £100,363,394/$132,479,680, plus (ii) any amount by which the Company’s transaction expenses (“Purchaser Costs”) referred to in Schedule 6 to the Sale Agreement exceeds £8,237,909/$10,874,040, minus (iii) certain expenses of the Vendors noticed by the Institutional Vendors’ Representative, not to exceed £3,000,000/$3,960,000, minus (iv) certain excess interest payments owing on the Inspired Group’s existing financing arrangements.

The Vendors will be paid the Base Consideration, adjusted for the Accruing Negative Consideration (the “Completion Payment”), partially in cash (the “Cash Consideration”), to the extent available after the payment of transaction expenses and working capital adjustments, if any, and partially in newly-issued shares of Company common stock (“Purchaser Shares”) at a value of $10.00 per share (the “Stock Consideration”), as follows:

a.	The Cash Consideration represents the cash the Company will have available at closing to pay the Completion Payment. The Cash Consideration will equal (i) the Company’s current cash in trust, the $20 million proceeds of a private placement to Macquarie Capital, and any other available funds, minus (ii) an agreed amount of Purchaser Costs (including expenses incurred in connection with the preparation of the proxy statement and meetings with the Company’s stockholders), minus (iii) an agreed amount of the Vendors’ transaction expenses, minus (iv) the amount of repayment required under certain of the Inspired Group’s financing arrangements, minus (v) £5 million for the purposes of retaining cash on the Company’s balance sheet.

b.	The Stock Consideration will equal the Completion Payment minus the Cash Consideration, divided by $10.00 per share.

The earn-out payment of up to $25,000,000 (the “Earn-out Consideration”) shall be paid to the Vendors exclusively in Purchaser Shares and will be determined based on Inspired’s performance in certain jurisdictions through September 30, 2018 pursuant to a formula set forth in Schedule 5 to the Sale Agreement.

The consummation of the Inspired Business Combination is conditioned upon the approval of the Company’s stockholders, certain regulatory approvals pertaining to the gaming industry and other customary closing conditions.

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

Recent Developments

On July 13, 2016, we entered into a definitive agreement to acquire the Inspired Group from funds managed by Vitruvian Partners LLP (a London headquartered private equity firm) and its co-investors.

The Share Sale Agreement, dated as of July 13, 2016, by and among the Company, the Vendors named on Schedule 1 thereto, the Target Parent, DMWSL 632 Limited and Gaming Acquisitions Limited (the “Sale Agreement”), provides for the acquisition by the Company from the Vendors of all of the equity and shareholder loan notes of Target Parent and the Inspired Group (the “Inspired Business Combination”).

The Sale Agreement reflects a transaction value for the Inspired Business Combination of £200 million/$264 million, plus an earn-out of up to $25 million (up to 2.5 million of the Company’s shares), expected to represent approximately £96 million/$126 million of equity value after adjusting for the maintenance of debt and certain other liabilities (the foregoing conversions from GBP to USD are based on the current USD/GBP exchange rate of $1.32/£1.00 as of July 13, 2016. Although equivalent amounts are also expressed in both UK pounds and US dollars, the payments will be made in UK pounds in the amounts stated.). Exclusive of the potential earn-out, the consideration to be paid for the equity and shareholder loan notes of the Target Parent and the Inspired Group will be the aggregate of the Base Consideration (as defined below), less a fixed amount of Accruing Negative Consideration (£21,500 per day from but excluding July 2, 2016 through and including the closing of the Inspired Business Combination).

The “Base Consideration” to be paid for the equity and shareholder loan notes pursuant to the Sale Agreement will equal (i) £100,363,394/$132,479,680, plus (ii) any amount by which the Company’s transaction expenses (“Purchaser Costs”) referred to in Schedule 6 to the Sale Agreement exceeds £8,237,909/$10,874,040, minus (iii) certain expenses of the Vendors noticed by the Institutional Vendors’ Representative, not to exceed £3,000,000/$3,960,000, minus (iv) certain excess interest payments owing on the Inspired Group’s existing financing arrangements.

The Vendors will be paid the Base Consideration, adjusted for the Accruing Negative Consideration (the “Completion Payment”), partially in cash (the “Cash Consideration”), to the extent available after the payment of transaction expenses and working capital adjustments, if any, and partially in newly-issued shares of Company common stock (“Purchaser Shares”) at a value of $10.00 per share (the “Stock Consideration”), as follows:

a.	The Cash Consideration represents the cash the Company will have available at closing to pay the Completion Payment. The Cash Consideration will equal (i) the Company’s current cash in trust, the $20 million proceeds of a private placement to Macquarie Capital, and any other available funds, minus (ii) an agreed amount of Purchaser Costs (including expenses incurred in connection with the preparation of the proxy statement and meetings with the Company’s stockholders), minus (iii) an agreed amount of the Vendors’ transaction expenses, minus (iv) the amount of repayment required under certain of the Inspired Group’s financing arrangements, minus (v) £5 million for the purposes of retaining cash on the Company’s balance sheet.

b.	The Stock Consideration will equal the Completion Payment minus the Cash Consideration, divided by $10.00 per share.

The earn-out payment of up to $25,000,000 (the “Earn-out Consideration”) shall be paid to the Vendors exclusively in Purchaser Shares and will be determined based on Inspired’s performance in certain jurisdictions through September 30, 2018 pursuant to a formula set forth in Schedule 5 to the Sale Agreement.

The consummation of the Inspired Business Combination is conditioned upon the approval of the Company’s stockholders, certain regulatory approvals pertaining to the gaming industry and other customary closing conditions.

In connection with our IPO, we entered into letter agreements with each of our initial stockholders pursuant to which the initial stockholders agreed to vote any shares of our common stock owned by them in favor of a future business combination proposal. Concurrently with the execution of the Sale Agreement, our Sponsors each entered into Voting and Support Letter Agreements, which, among other things, confirmed their obligations under such prior letter agreements to vote their shares in favor of the transaction. The Voting and Support Letter Agreements also contain, among other things, covenants by our Sponsors not to solicit any alternative business combinations during the pendency of the Inspired Business Combination.

The foregoing descriptions of the Sale Agreement and the Voting and Support Letter Agreements do not purport to be complete and are qualified in their entirety by the full text of such Agreements, copies of which, along with the Warranty Deed delivered in connection with the Sale Agreement, are filed, or incorporated by reference, as exhibits to this Quarterly Report on Form 10-Q.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. All activity from inception to June 30, 2016 relates to our formation, our initial public offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our initial public offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2016, we had a net loss of $1,176,421 and $1,422,781, respectively, consisting of $1,210,738 and $1,491,969, respectively, of target identification expenses, operating costs and due diligence expenses, offset by $37,147 and $58,321, respectively, of interest income and $(2,830) and $10,867, respectively, of unrealized (loss) gains on marketable securities held in the Trust Account. For the three and six months ended June 30, 2015, we had a net loss of $1,890,622 and $2,076,909, respectively, primarily consisting of target identification expenses, operating costs and due diligence expenses.

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

As of June 30, 2016, we had cash and securities held in the trust account of $80,031,319, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be available to us to pay taxes and up to $50,000 of our dissolution expenses. Through June 30, 2016, we withdrew $47,348 of interest earned on the trust account. Other than deferred underwriting fees payable in the event of a Business Combination, no amounts are payable to the underwriters of our initial public offering.

As of June 30, 2016, we had cash of $216,796 held outside the trust account (mainly from the proceeds of convertible promissory notes), which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, pay for travel expenditures, structure, negotiate and complete a Business Combination and pay taxes to the extent the interest earned on the trust account is insufficient to pay our taxes.

For the six months ended June 30, 2016, cash used in operating activities amounted to $586,791, mainly resulting from a net loss of $1,422,781, offset by an increase in our accounts payable and accrued expenses. As of June 30, 2016, we had current liabilities of $4,038,140, primarily representing amounts owed to lawyers, accountants and consultants who have advised the Company on matters related to potential Business Combinations. There can be no assurance that we will be able to make payment in full of the amounts due to said advisors. Funds in the trust account are not available for this purpose absent an initial Business Combination. If a Business Combination is not consummated, we would lack the resources to pay all of the liabilities that have been incurred by us to date or after and we may lack the resources needed to consummate another Business Combination. We entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by us in connection with a Terminated Business Combination would be deferred and become payable only if we consummated such Terminated Business Combination. If the Terminated Business Combination did not occur, we would not be required to pay these contingent fees. Effective October 26, 2015, all efforts related to such Terminated Business Combination were terminated and, accordingly, all contingent fees that had been previously incurred are no longer due and payable. We have also entered into other fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by us in connection with another potential Business Combination will be deferred and become payable only if we consummate such potential Business Combination. If the potential Business Combination does not occur, we will not be required to pay these contingent fees. As of June 30, 2016, we incurred approximately $811,000 of fees, of which approximately $60,000 has been paid, approximately $495,000 is included in accounts payable and accrued expenses and $256,000 has not been accrued since it is contingent upon the closing of the proposed Business Combination. There can be no assurances that we will complete a Business Combination.

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

Common stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2016 and December 31, 2015, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We adopted the methodologies prescribed by ASU 2014-15 as of January 1, 2016. The adoption of ASU 2014-15 did not have a material effect on our financial position or results of operations.

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
10.1

Share Sale Agreement, dated as of July 13, 2016, by and among Hydra Industries Acquisition Corp., the Vendors named on Schedule 1 thereto, DMWSL 633 Limited, DMWSL 632 Limited and Gaming Acquisitions Limited (incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2016).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
99.1*	Warranty Deed, dated as of July 13, 2016, made among those persons identified in Schedule 1 thereto as Warrantors and Hydra Industries Acquisition Corp.
99.2*	Voting and Support Letter Agreement, dated as of July 13, 2016, by and between MIHI LLC and DMWSL 633 Limited.
99.3*	Voting and Support Letter Agreement, dated as of July 13, 2016, by and between Hydra Industries Sponsor LLC and DMWSL 633 Limited.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDRA INDUSTRIES ACQUISITION CORP.

Date: July 29, 2016	/s/ A. Lorne Weil
Name: A. Lorne Weil
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: July 29, 2016	/s/ George Peng
Name: George Peng
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

