Form 10-Q
period 2016-09-30
Hydra Industries Acquisition Corp.
filed 2016-11-10
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, there were 6,584,608 shares of the Company’s common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$218,358	$256,239
Prepaid expenses	23,750	62,589
Total Current Assets	242,108	318,828

Cash and marketable securities held in Trust Account	80,017,988	80,009,479
Other assets	150	1,500
TOTAL ASSETS	$80,260,246	$80,329,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,777,991	$2,645,838
Convertible promissory notes - related parties	500,000	-
Promissory notes – related parties	200,000	-
Total Current Liabilities	4,477,991	2,645,838
Deferred underwriting fees	2,800,000	2,800,000
Total Liabilities	7,277,991	5,445,838

Commitments and Contingencies

Common stock subject to possible redemption, 6,796,697 and 6,987,568 shares at conversion value as of September 30, 2016 ad December 31, 2015, respectively	67,982,254	69,883,968

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 29,000,000 shares authorized; 3,203,303 and 3,012,432 shares issued and outstanding (excluding 6,796,697 and 6,987,568 shares subject to possible redemption) as of September 30, 2016 and December 31, 2015, respectively	320	301
Additional paid-in capital	10,569,130	8,667,435
Accumulated deficit	(5,569,449)	(3,667,735)
Total Stockholders' Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,260,246	$80,329,807

The accompanying notes are an integral part of the condensed financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Operating costs	$522,752	$715,863	$2,014,721	$2,805,920
Loss from operations	(522,752)	(715,863)	(2,014,721)	(2,805,920)

Other income:
Unrealized gain (loss) on marketable securities held in Trust Account	(4,394)	(6,280)	6,473	(6,280)
Interest income	48,213	1,372	106,534	14,520
Net Loss	$(478,933)	$(720,771)	$(1,901,714)	$(2,797,680)

Weighted average shares outstanding, basic and diluted (1)	3,156,561	2,868,313	3,070,014	2,735,736

Basic and diluted net loss per common share	$(0.15)	$(0.25)	$(0.62)	$(1.02)

(1)	Excludes an aggregate of up to 6,796,697 and 7,060,059 shares subject to redemption at September 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of the condensed financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(1,901,714)	$(2,797,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) loss on marketable securities held in Trust Account	(6,473)	6,280
Interest earned on cash and marketable securities held in Trust Account	(106,534)	(14,520)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	38,839	69,491
Other assets	1,350	1,350
Accounts payable and accrued expenses	1,132,153	2,017,658
Net cash used in operating activities	(842,379)	(717,421)

Cash Flows from Investing Activities:
Interest income withdrawn from Trust Account	104,498	-
Net cash provided by investing activities	104,498	-

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes – related parties	500,000	-
Proceeds from promissory notes – related parties	200,000	-
Repayment of advances from related party	-	(109)
Net cash provided by (used in) financing activities	700,000	(109)

Net Change in Cash and Cash Equivalents	(37,881)	(717,530)
Cash and Cash Equivalents – Beginning	256,239	1,123,278
Cash and Cash Equivalents – Ending	$218,358	$405,748

Supplement disclosure of cash flow information:
Cash paid during the period for:
Taxes	$13,481	$8,020

Non-cash investing and financing activities:
Payment of offering costs and operational costs pursuant to related party advances	$-	$44
Change in value of common stock subject to possible redemption	$1,901,714	$2,797,676

The accompanying notes are an integral part of the condensed financial statements.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

At September 30, 2016, the Company had not yet commenced operations. All activity through September 30, 2016 related to the Company’s formation, its Initial Public Offering, which is described below, identifying a target company and engaging in due diligence for, and negotiating the terms of, a potential Business Combination.

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

Transaction costs amounted to $5,223,296, inclusive of $2,000,000 of underwriting fees, $2,800,000 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $423,296 of Initial Public Offering costs. In addition, at October 29, 2014, cash of $1,326,704 was placed in an account outside of the Trust Account to fund operations. As of September 30, 2016, cash held outside of the Trust Account amounted to $218,358, which includes proceeds from promissory notes in the aggregate amount of $700,000 (see Note 6).

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

As more fully described in Note 10, on October 27, 2016, the Company’s stockholders approved an amendment (the “Charter Amendment”) to the Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a Business Combination from October 29, 2016 to December 29, 2016. There were 3,415,392 shares of common stock redeemed in connection with the Charter Amendment for an aggregate value of $34,153,920. In addition, on November 1, 2016, the Sponsors (defined below), or their affiliates, deposited into the Trust Account an amount equal to $229,230, or $0.05 for each of the 4,584,608 public shares that were not redeemed in connection with the Charter Amendment. As a result of the contribution by the Sponsors (which is evidenced by a promissory note, see Note 10), and following the redemption of the common stock in connection with the Charter Amendment, the pro rata portion of the funds available in the Trust Account for shares not so redeemed increased from approximately $10.00 per share to approximately $10.05 per share.

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

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, may either (i) seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination or (ii) provide its stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote). Stockholder approval will be sought by the Company if required by law or applicable stock exchange rule or for business or other legal reasons. In the event of a proposed merger of the Company with a target company, stockholder approval is required by Delaware law. Further, under the NASDAQ listing rules, stockholder approval is required, if, for example, (a) the Company will issue common stock that will be equal to or in excess of 20% of the number of shares of its common stock outstanding, (b) any of the Company’s directors, officers or substantial stockholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly, or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more, or (c) the issuance or potential issuance of common stock will result in a change of control of the Company. The Business Combination must be approved by the board of directors. In addition, the Company’s Business Combination must be approved by MIHI LLC (the “Macquarie sponsor”) as a condition to the Contingent Forward Purchase Contract (as described in Note 7). In the event that the Company seeks stockholder approval in connection with a Business Combination, the Company will proceed with a Business Combination only if a majority of the outstanding shares that are voted are voted in favor of the Business Combination. In connection with such vote, the Company will provide its stockholders with the opportunity to redeem their shares of the Company’s common stock upon the consummation of a Business Combination for a pro-rata portion of the amount then in the Trust Account (initially $10.00 per share (see Note 10), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to pay taxes). However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Hydra Industries Sponsor LLC (the “Hydra sponsor”) and the Macquarie sponsor (together with the Hydra sponsor, the “Sponsors”) and the other initial stockholders of the Company have agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote their founders shares (as defined in Note 6) and any public shares purchased, in favor of approving a Business Combination. Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of the Business Combination and it does not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to an aggregate of 25% or more of the shares sold in the Initial Public Offering.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

If the Company is unable to complete a Business Combination within 24 months (subject to extension) from the closing of the Initial Public Offering (the “Combination Period”) (see Note 10), the Company will (i) cease all operations except for the purposes of winding up its affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including a portion of the interest earned thereon (net of any taxes payable, and less up to $50,000 of interest to pay dissolution expenses), pro rata to the Company’s public stockholders by way of redemption of the Company’s public shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of the Company’s plan of dissolution and liquidation.

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of September 30, 2016, the Company had $218,358 in its operating bank accounts, $80,017,988 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or convert its common stock in connection therewith and a working capital deficit of $4,235,883. As of September 30, 2016, approximately $18,000 of the amount on deposit in the Trust Account represented interest income, which is available to be withdrawn to pay the Company’s tax obligations. Since inception, the Company has withdrawn approximately $104,000 in interest income from the Trust Account to pay its tax obligations.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

For the nine months ended September 30, 2016, the Company used cash of $842,379 in operating activities. As of September 30, 2016, the Company had current liabilities of $4,477,991, primarily representing amounts owed to lawyers, accountants and consultants who have advised the Company on matters related to potential Business Combinations. There can be no assurances that the Company will be able to make payment in full of the amounts due to said advisors. Funds in the Trust Account are not available for this purpose absent an initial Business Combination. If a Business Combination is not consummated, the Company would lack the resources to pay all of the liabilities that have been incurred by the Company to date or after and the Company may lack the resources needed to consummate another Business Combination. The Company entered into fee arrangements with certain service providers and advisors in connection with a potential Business Combination (“Terminated Business Combination”) pursuant to which certain fees were deferred and payable only if the Company consummated such Terminated Business Combination (see Note 7). Effective October 26, 2015, all efforts related to such Terminated Business Combination were terminated and, accordingly, all deferred contingent fees related to such Terminated Business Combination that had been previously incurred are no longer due or payable. There can be no assurances that the Company will complete a Business Combination. The Company has entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by the Company in connection with the Inspired Business Combination will be deferred and become payable only if the Company consummates the Inspired Business Combination. If the Inspired Business Combination does not occur, the Company will not be required to pay these contingent fees (see Note 7).

The Company may need to raise additional capital through loans or additional investments from its Sponsors, stockholders, officers, directors, or third parties. On March 16, 2016, the Sponsors loaned the Company $250,000 each and on September 29, 2016, the Sponsors loaned the Company an additional $100,000 each, for a total aggregate amount of $700,000, to fund its expenses prior to a Business Combination (see Note 6). In addition, the Company’s officers, directors and Sponsors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis. The financial information as of December 31, 2015 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The interim results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2016 and December 31, 2015.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of September 30, 2016, cash and marketable securities held in the Trust Account consisted of $80,017,988 in United States Treasury Bills with a maturity date of 180 days or less.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2016 and December 31, 2015, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at September 30, 2016 and 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 7,875,000 shares of common stock and rights that convert into 800,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

Convertible Promissory Notes

On March 16, 2016, the Company entered into convertible promissory notes with the Sponsors, whereby the Sponsors loaned the Company an aggregate of $500,000 (the “Convertible Promissory Notes”) in order to finance transaction costs in connection with a Business Combination. The Convertible Promissory Notes are non-interest bearing, and due on the date on which the Company consummates a Business Combination. In the event that a Business Combination does not occur, the Sponsors would become general unsecured creditors of the Company. Each of the Convertible Promissory Notes are convertible, in whole or in part, at the election of the Sponsor holding such note, upon the consummation of a Business Combination. Upon such election, the Convertible Promissory Notes will convert into warrants, at a price of $0.50 per warrant. These warrants will be identical to the Private Placement Warrants. As such, each warrant is exercisable for one-half of one share of the Company’s common stock at an exercise price of $5.75 per half share.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

As of September 30, 2016, $500,000 was outstanding under the Convertible Promissory Notes.

Promissory Notes – Non-Convertible

On September 29, 2016, the Company entered into non-convertible promissory notes with the Sponsors, whereby the Sponsors loaned the Company an aggregate of $200,000 (the “Promissory Notes”) in order to finance transaction costs in connection with a Business Combination. The Promissory Notes are non-interest bearing, and payable as promptly as possible upon the consummation of a Business Combination by the Company, in accordance with the documents setting out the terms of its Initial Public Offering, but in no event later than thirty (30) days after the date of such consummation. As of September 30, 2016, $200,000 was outstanding under the Promissory Notes.

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

Potential Transaction Fee Arrangements

The Company has entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by the Company in connection with the Inspired Business Combination will be deferred and become payable only if the Company consummates the Inspired Business Combination. If the Inspired Business Combination does not occur, the Company will not be required to pay these contingent fees. As of September 30, 2016, the Company incurred approximately $1,300,000 of fees, of which approximately $650,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet and $973,000 has not been accrued since it is contingent upon the closing of the Inspired Business Combination. A portion of the contingent fees that have not been accrued as of September 30, 2016, amounting to $323,000, are subject to an agreement between the Company and its advisor, pursuant to which the Company has agreed to pay 150% of fees incurred upon closing of the Inspired Business Combination. The Company anticipates incurring a significant amount of additional costs in connection with the Inspired Business Combination. There can be no assurances that the Company will complete this or any other Business Combination.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement commencing on October 24, 2014 pursuant to which the Company pays an affiliate of the Hydra Sponsor a total of $10,000 per month for office space, utilities and secretarial support. Upon the completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid $30,000 in fees during the three months ended September 30, 2016 and 2015 and paid $90,000 in fees during the nine months ended September 30, 2016 and 2015.

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

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

As a closing condition to the Contingent Forward Purchase Contract, the Company has agreed not to consummate a Business Combination without the Macquarie sponsor’s consent; provided, however, that if the Company fails to consummate a Business Combination within the Combination Period, and the Company’s board of directors (other than the Macquarie sponsor designee) unanimously votes in favor of a proposed Business Combination and the Macquarie sponsor decides to withhold its vote on the Business Combination, the Macquarie sponsor will be, subject to customary conditions, obligated to pay a $740,000 fee to the Hydra sponsor. In such event, the Private Placement Warrants will expire worthless. Notwithstanding the foregoing, in the event the Macquarie sponsor withholds consent to consummate a Business Combination because of regulatory reasons or the Business Combination involves a competitor to the Macquarie sponsor, its affiliates, or an entity in which the Macquarie sponsor or an affiliate has an equity interest, then the Macquarie sponsor is not obligated to pay the $740,000 fee, the Company may proceed with such Business Combination, the Macquarie sponsor will be permitted to sell its Private Placement Warrants and founder shares (provided that the transferee agrees to be bound by the transfer restrictions, lock-up provisions, registration rights, voting obligations and other such restrictions and rights of the transferred Private Placement Warrants and founder shares), the Hydra sponsor will use its best efforts to facilitate a sale of the Macquarie sponsor’s Private Placement Warrants and founder shares, and the term of the Macquarie sponsor’s nominee for the Board of Directors will automatically terminate and such board seat will remain vacant until filled by a successor duly appointed by the Hydra sponsor. The Macquarie Sponsor has approved the Inspired Business Combination, more fully discussed below.

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

Transaction Services Agreement

In connection with the Inspired Business Combination, pursuant to the right of first refusal agreement entered into on October 24, 2014 noted above, the Company entered into a transaction services agreement with Macquarie Capital dated June 21, 2016, pursuant to which Macquarie Capital will provide advisory services to the Company in connection with the Inspired Business Combination. The Company has agreed to pay Macquarie Capital a fee of $3,150,000, payable only upon the consummation of the Inspired Business Combination and a fee equal to 10% of fees, net of any expenses incurred by the Company in conjunction with the Inspired Business Combination, received by the Company or any of its affiliates in connection with the termination or abandonment of the Inspired Business Combination.

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

Inspired Business Combination

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

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At September 30, 2016, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 29,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each common share. At September 30, 2016, there were 3,203,303 shares of Common Stock issued and outstanding (excluding 6,796,697 shares of Common Stock subject to possible redemption).

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

HYDRA INDUSTRIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2016	December 31, 2015
Assets:
Cash and marketable securities held in Trust Account	1	$80,017,988	$80,009,479

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 27, 2016, the Company’s stockholders approved the Charter Amendment to extend the date by which the Company has to consummate a Business Combination from October 29, 2016 to December 29, 2016 in order to allow the Company more time to complete the Inspired Business Combination. There were 3,415,392 shares of common stock redeemed in connection with the Charter Amendment for an aggregate value of $34,153,920. In addition, on November 1, 2016, the Sponsors, or their affiliates, deposited into the Trust Account an amount equal to $229,230, or $0.05 for each of the 4,584,608 public shares of the Company that were not redeemed in connection with the Charter Amendment. As a result of the contribution by the Sponsors, and following the redemption of the common stock in connection with the Charter Amendment, the pro rata portion of the funds available in the Trust Account for shares not so redeemed increased from approximately $10.00 per share to approximately $10.05 per share.

On November 1, 2016, the Company entered into non-convertible promissory notes with the Sponsors, whereby the Sponsors loaned the Company an aggregate of $229,230 (the “Contribution Promissory Notes”) in order to fund the amounts deposited into the Trust Account for the public shares that were not redeemed in connection with the Charter Amendment. The Contribution Promissory Notes are non-interest bearing, and payable as promptly as possible upon the consummation of a Business Combination by the Company, in accordance with the documents setting out the terms of its Initial Public Offering, but in no event later than thirty (30) days after the date of such consummation.

As disclosed in the Company’s Preliminary Proxy Statement filed with the SEC on September 19, 2016, the Company intends to increase the number of shares authorized common stock from 29,000,000 to 49,000,000.

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

On October 27, 2016, our stockholders approved an amendment (the “Charter Amendment”) to the Amended and Restated Certificate of Incorporation to extend the date by which we have to consummate a Business Combination from October 29, 2016 to December 29, 2016 in order to allow us more time to complete the Inspired Business Combination. There were 3,415,392 shares of common stock redeemed in connection with the Charter Amendment for an aggregate value of $34,153,920. In addition, on November 1, 2016, the Sponsors, or their affiliates, deposited into the trust account an amount equal to $229,230, or $0.05 for each of the 4,584,608 public shares that were not redeemed in connection with the Charter Amendment. As a result of the contribution by the Sponsors (which is evidenced by a promissory note), and following the redemption of the common stock in connection with the Charter Amendment, the pro rata portion of the funds available in the trust account for shares not so redeemed increased from approximately $10.00 per share to approximately $10.05 per share.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. All activity from inception to September 30, 2016 relates to our formation, our initial public offering and private placement, the identification and evaluation of prospective candidates and negotiating the terms of a Business Combination. Since the completion of our initial public offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2016, we had a net loss of $478,933 and $1,901,714, respectively, consisting of $522,752 and $2,014,721, respectively, of target identification expenses, operating costs and due diligence expenses, offset by $48,213 and $106,534, respectively, of interest income and $(4,394) and $6,473, respectively, of unrealized (loss) gains on marketable securities held in the Trust Account.

For the three and nine months ended September 30, 2015, we had a net loss of $720,771 and $2,797,680, respectively, primarily consisting of target identification expenses, operating costs and due diligence expenses.

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

As of September 30, 2016, we had cash and securities held in the trust account of $80,017,988, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be available to us to pay taxes and up to $50,000 of our dissolution expenses. Through September 30, 2016, we withdrew approximately $104,000 of interest earned on the trust account to pay our tax obligations. Other than deferred underwriting fees payable in the event of a Business Combination, no amounts are payable to the underwriters of our initial public offering.

As of September 30, 2016, we had cash of $218,358 held outside the trust account (mainly from the proceeds of convertible promissory notes), which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, pay for travel expenditures, structure, negotiate and complete a Business Combination and pay taxes to the extent the interest earned on the trust account is insufficient to pay our taxes.

For the nine months ended September 30, 2016, cash used in operating activities amounted to $842,379, mainly resulting from a net loss of $1,901,714 and interest income of $106,534, offset by an increase in our accounts payable and accrued expenses. As of September 30, 2016, we had current liabilities of $4,477,991, primarily representing amounts owed to lawyers, accountants and consultants who have advised the Company on matters related to potential Business Combinations. There can be no assurance that we will be able to make payment in full of the amounts due to said advisors. Funds in the trust account are not available for this purpose absent an initial Business Combination. If a Business Combination is not consummated, we would lack the resources to pay all of the liabilities that have been incurred by us to date or after and we may lack the resources needed to consummate another Business Combination. We entered into fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by us in connection with a Terminated Business Combination would be deferred and become payable only if we consummated such Terminated Business Combination. If the Terminated Business Combination did not occur, we would not be required to pay these contingent fees. Effective October 26, 2015, all efforts related to such Terminated Business Combination were terminated and, accordingly, all contingent fees that had been previously incurred are no longer due and payable. We have also entered into other fee arrangements with certain service providers and advisors pursuant to which certain fees incurred by us in connection with another potential Business Combination will be deferred and become payable only if we consummate such potential Business Combination. If the potential Business Combination does not occur, we will not be required to pay these contingent fees. As of September 30, 2016, we incurred approximately $1,300,000 of fees, of which approximately $650,000 is included in accounts payable and accrued expenses and $973,000 has not been accrued since it is contingent upon the closing of the proposed Business Combination. A portion of the contingent fees that have not been accrued as of September 30, 2016, amounting to $323,000, are subject to an agreement, pursuant to which we have agreed to pay 150% of fees incurred upon closing of the proposed Business Combination. There can be no assurances that we will complete a Business Combination.

We intend to use substantially all of the funds held in the trust account (less amounts used to pay taxes and deferred underwriting commissions) to complete our Business Combination. We estimate our annual franchise tax obligations, based on our assets and the number of shares of our common stock authorized and outstanding after the completion of the initial public offering, to be approximately $85,000. Our annual income tax obligations will depend on the amount of interest income earned in the trust account. We do not expect the interest earned on the amount in the trust account will be sufficient to pay all of our tax obligations. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

On September 29, 2016, we entered into non-convertible promissory notes with the Sponsors, whereby the Sponsors loaned the Company an aggregate of $200,000 (the “Promissory Notes”) in order to finance transaction costs in connection with a Business Combination. The Promissory Notes are non-interest bearing, and payable as promptly as possible upon the consummation of a Business Combination, in accordance with the documents setting out the terms of our Initial Public Offering, but in no event later than thirty (30) days after the date of such consummation.

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

Common stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2016 and December 31, 2015, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Share Sale Agreement, dated as of July 13, 2016, by and among Hydra Industries Acquisition Corp., the Vendors named on Schedule 1 thereto, DMWSL 633 Limited, DMWSL 632 Limited and Gaming Acquisitions Limited (incorporated by reference to the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 20, 2016).
10.2*	Letter Agreement, dated as of June 21, 2016, by and among Hydra Industries Acquisition Corp. and Macquarie Capital (USA), Inc.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDRA INDUSTRIES ACQUISITION CORP.

Date: November 10, 2016	/s/ A. Lorne Weil
Name: A. Lorne Weil
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 10, 2016	/s/ George Peng
Name: George Peng
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)