Form 10-QT
period 2016-12-31
Inspired Entertainment, Inc.
filed 2017-02-09
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended __________

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 25, 2016 to December 31, 2016

Commission File Number: 001-36689

INSPIRED ENTERTAINMENT, INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No  ☒

As of February 8, 2017, there were 22,419,069 shares of the Company’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2016	September 24, 2016
	(Unaudited)
Assets
Current assets
Cash	$30,936	$1,486
Accounts receivable, net	16,393	16,446
Inventory, net	6,846	7,684
Prepaid expenses and other current assets	17,326	19,124
Total current assets	71,501	44,740

Property and equipment, net	44,253	49,231
Software development costs, net	38,354	36,960
Other acquired intangible assets subject to amortization, net	10,861	12,234
Goodwill	43,474	45,705
Other assets	1,111	1,000
Total assets	$209,554	$189,870

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$11,133	$13,662
Accrued expenses	16,399	17,478
Corporate tax and other current taxes payable	3,654	4,665
Deferred revenue, current	8,378	9,593
Other current liabilities	3,913	3,115
Current portion of long-term debt	16,952	10,082
Current portion of capital lease obligations	208	210
Total current liabilities	60,637	58,805

Long-term debt	100,678	402,327
Capital lease obligations, net of current portion	111	165
Deferred revenue, net of current portion	10,789	12,282
Earnout liability	8,299	-
Derivative liability	806	-
Other long-term liabilities	12,115	12,362
Total liabilities	193,435	485,941
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock; $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2016 and September 24, 2016	-	-
Common stock; $0.0001 par value; 49,000,000 shares authorized; 20,363,927 shares and 11,801,369 shares issued and outstanding at December 31, 2016 and September 24, 2016, respectively	2	1
Additional paid in capital	318,957	614
Accumulated other comprehensive income (loss)	49,334	33,105
Accumulated deficit	(352,174)	(329,791)
Total stockholders' equity (deficit)	16,119	(296,071)
Total liabilities and stockholders' equity (deficit)	$209,554	$189,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three months ended December 31,
	2016	2015

Revenue:
Service	$25,243	$30,072
Hardware	1,794	743
Total revenue	27,037	30,815

Cost of sales, excluding depreciation and amortization:
Cost of service	(3,748)	(4,367)
Cost of hardware	(1,161)	(338)
Selling, general and administrative expenses	(14,612)	(16,176)
Acquisition related transaction expenses	(9,615)	(1,278)
Depreciation and amortization	(7,168)	(9,272)
Net operating loss	(9,267)	(616)

Other income (expense)
Interest income	12	-
Interest expense	(14,423)	(16,107)
Change in fair value of earnout liability	1,276	-
Change in fair value of derivative liability	124	-
Other finance costs	(54)	(65)
Total other expense, net	(13,065)	(16,172)

Net loss before income taxes	(22,332)	(16,788)
Income tax expense	(51)	(86)
Net loss	(22,383)	(16,874)

Other comprehensive income (loss):
Foreign currency translation gain/(loss)	17,485	(298)
Actuarial losses on pension plan	(1,256)	(1,292)
Other comprehensive income/(loss)	16,229	(1,590)

Comprehensive loss	$(6,154)	$(18,464)

Net loss per common share – basic and diluted	$(1.79)	$(1.47)

Weighted average number of shares outstanding during the period – basic and diluted	12,490,280	11,502,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	loss	deficit	(deficit)

Beginning Balance as of September 24, 2016	11,801,369	$1	$614	$33,105	$(329,791)	$(296,071)
Foreign currency translation adjustments	-	-	-	17,485	-	17,485
Actuarial losses on pension plan	-	-	-	(1,256)	-	(1,256)
Shares issued in Merger	8,398,022	1	326,237	-	-	326,238
Earnout liability related to Merger (see Note 13)	-	-	(9,575)	-	-	(9,575)
Sale of common stock	164,536	-	1,645	-	-	1,645
Stock-based compensation expense	-	-	36	-	-	36
Net loss	-	-	-	-	(22,383)	(22,383)
Ending Balance as of December 31, 2016	20,363,927	$2	$318,957	$49,334	$(352,174)	$16,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended December 31,
	2016	2015

Cash flows from operating activities
Net loss	$(22,383)	$(16,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,168	9,272
Stock-based compensation expense	36	-
Change in fair value of derivative liability	(124)	-
Change in fair value of earnout liability	(1,276)	-
Non-cash interest expense relating to PIK loan notes	9,762	11,285
Changes in inventory reserve	(52)	118
Changes in assets and liabilities:
Accounts receivable	(774)	(3,657)
Inventory	513	(927)
Prepaid expenses and other assets	776	4,520
Corporate tax and other current taxes payable	693	(456)
Accounts payable	(1,262)	(1,164)
Other current liabilities	(11)	(311)
Deferred revenues and customer prepayment	(698)	(1,620)
Accrued expenses	(77)	(4,998)
Other long-term liabilities	(1,196)	(1,756)
Net cash used in operating activities	(8,905)	(6,568)

Cash flows from investing activities
Purchases of property and equipment	(2,332)	(3,968)
Purchases of capital software	(5,301)	(5,219)
Net cash used in investing activities	(7,633)	(9,187)

Cash flows from financing activities
Proceeds from issuance of revolver and long-term debt	7,415	13,770
Cash received in connection with Merger	36,664	-
Proceeds from sale of common stock	1,645	-
Repayments of long-term debt	(37)	(43)
Net cash provided by financing activities	45,687	13,727

Effect of exchange rate changes on cash	301	12
Net increase (decrease) in cash	29,450	(2,016)
Cash, beginning of period	1,486	4,060
Cash, end of period	$30,936	$2,044

Supplemental cash flow disclosures
Cash paid during the period for interest	$5,388	$6,496
Cash paid during the period for income taxes	$15	$-

Supplemental disclosure of noncash investing and financing activities
Fair value adjustment of PIK shareholder loans	$174,990	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(in thousands, except share and per share data)

(Unaudited)

1.	Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies

Company Description and Nature of Operations

Inspired Entertainment, Inc. (f/k/a Hydra Industries Acquisition Corp.) (the “Company,” the “Group,” “we,” “our,” and “us”) is a holding company that does not have any operations or material assets other than the direct ownership of DMWSL 633 Limited (“Inspired”). Inspired is a global gaming technology company, supplying Virtual Sports, Mobile and Server Based Gaming (“SBG”) systems to regulated lottery, betting and gaming operators worldwide. Our strategic focus is the development and sale of software systems and digital terminals.

The Company was originally incorporated in Delaware on May 24, 2014 as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. On December 23, 2016 (the “Closing Date”), the Company consummated its business combination with Inspired pursuant to the Share Sale Agreement (the “Merger”), dated as of July 13, 2016, by and among the Company, the Selling Group, Inspired, DMWSL 632 Limited and Gaming Acquisitions Limited (the “Sale Agreement”). In connection with the closing of the Merger, the Company changed its name from Hydra Industries Acquisition Corp. to Inspired Entertainment, Inc. Unless the context otherwise requires, the “Company” refers to the combined company and its subsidiaries following the Merger, “Hydra” refers to the company prior to the closing of the Merger and “Inspired” refers to DMWSL 633 Limited prior to the Merger. See Note 2 for further discussion of the Merger.

Management Liquidity Plans

As of December 31, 2016, the Company’s cash on hand was $30,936 and the Company had working capital of $10,864. The Company recorded net losses of $22,383 and $16,874 for the periods ended December 31, 2016 and 2015, respectively. The net losses arise primarily due to one-off costs and interest on shareholder loan notes which is no longer a liability of the Company post the Merger as detailed in Note 2. The Company historically has positive cash flows from operating activities and uses the cash flow to fund expenditures for capital additions. Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and borrowings available under the Company’s credit facility will be sufficient to fund the Company’s net cash requirements through February 2018.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with Inspired’s consolidated financial statements and notes thereto for the periods ended September 24, 2016 and September 26, 2015. The financial information as of September 24, 2016 is derived from the audited consolidated financial statements presented in the Form 8-K filed by the Company with the SEC on December 30, 2016. The interim results for the three months ended December 31, 2016 are not necessarily indicative of the results to be expected for the year ending September 30, 2017 or for any future interim periods.

The Merger has been accounted for as a reverse merger in accordance with US GAAP. This determination was primarily based on Inspired’s business comprising the ongoing operations of the Company following the Merger, Inspired’s senior management comprising the senior management of the Company and Inspired’s stockholders having a majority of the voting power of the Company. For accounting purposes, Hydra is considered the “acquired” company and Inspired is considered the “acquirer.” Accordingly, for accounting purposes, the Merger is treated as the equivalent of Inspired issuing stock for the net assets of Hydra, accompanied by a recapitalization. The net assets of Hydra are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Closing Date of the Merger are those of Inspired, and Hydra’s assets, liabilities and results of operations are consolidated with Inspired beginning on the Closing Date. The shares and corresponding capital amounts and earnings per share available to common stockholders, pre-merger, have been retroactively restated as shares reflecting the exchange ratio in the Merger. The historical financial information and operating results of Hydra prior to the Merger have not been separately presented in these condensed consolidated financial statements as they were not significant or meaningful.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(in thousands, except share and per share data)

(Unaudited)

Effective September 25, 2016, the Company changed its reporting year end from a 52 week period to a calendar year end, commencing with the calendar year ended September 30, 2017. Accordingly, the period ended December 31, 2016 includes the results of operations for the Company for the period from September 25, 2016 through December 31, 2016. Additionally, the period ended December 31, 2015 includes the results of operations for the Company for the period from September 27, 2015 through December 31, 2015. Prior to September 25, 2016, the financial statement periods presented represented a 52 week period, which approximated a calendar year end period.

Principles of Consolidation

All monetary values set forth in these unaudited interim condensed consolidated financial statements are in US Dollars (“USD”) unless otherwise stated herein. The accompanying unaudited interim condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries, as well as those subsidiaries in which we have a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including those related to the revenue recognition for contracts involving software and non-software elements, allowance for doubtful accounts, inventory reserve for net realizable value, goodwill and intangible assets, useful lives of long-lived assets, stock-based compensation, valuation allowances on deferred taxes, earnout liability, derivative liabilities, commitments and contingencies and litigation, among others. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. We regularly evaluate these significant factors and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates.

Common Stock Purchase Warrants and Derivative Financial Instruments

The Company reviews any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and classifies them on the condensed consolidated balance sheet as:

a)	Equity if they (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), or
b)	Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assesses classification of its common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its outstanding common stock purchase warrants satisfied the criteria for classification as equity instruments at December 31, 2016. The Company also determined that its obligation to settle certain management bonuses in either cash or stock satisfied the criteria for classification as a derivative financial instrument at December 31, 2016 (see Note 14).

Share-Based Payment Arrangements

The Company accounts for stock based compensation in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards, and at subsequent exercise or settlement for cash-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and performance shares, and is estimated using an option-pricing model with traditional inputs for “appreciation” awards such as stock options and stock appreciation rights.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in general and administrative expense in the accompanying consolidated statements of operations.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(in thousands, except share and per share data)

(Unaudited)

Subsequent modifications to outstanding awards result in incremental cost if the fair value is increased as a result of the modification. Thus, a value-for-value stock option repricing or exchange of awards in conjunction with an equity restructuring does not result in additional compensation cost.

Customer Concentration

During the period ended December 31, 2016, there were two customers that represented at least 10% of revenues, accounting for 30% and 11% of the Company’s revenues. During the period ended December 31, 2015, two customers represented at least 10% of revenues, accounting for 31% and 11% of the Company’s revenues.

At December 31, 2016 and September 24, 2016, there were no customers that represented at least 10% of accounts receivable.

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740)” (“ASU 2016-16”), which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted using a modified retrospective transition approach. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in ASU 2017-01 is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 along with amending other parts of the goodwill impairment test. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. At adoption, this update will require a prospective approach. The Company is currently evaluating the impact of adopting this guidance.

2.	Merger

On the Closing Date, Hydra and Inspired consummated the previously announced Merger contemplated by the Sale Agreement. The Sale Agreement provided for, among other things, the acquisition of all of the outstanding equity and shareholder loan notes of Inspired by Hydra pursuant to the Merger. In connection with the Merger, Hydra issued 11,801,369 shares of common stock.

Immediately following the Merger, there were 20,199,391 shares of common stock outstanding and warrants to purchase 9,539,615 shares of common stock.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(in thousands, except share and per share data)

(Unaudited)

Warrants

Prior to the Merger, Hydra had 19,079,230 outstanding warrants to purchase an aggregate of 9,539,615 shares of the Company’s common stock. Each warrant entitles its holder to purchase one-half of one share of the Company’s common stock at an exercise price of $11.50 per whole share and will expire on December 23, 2021, or earlier upon liquidation by the Company. The warrants will become exercisable 30 days after the Closing Date and have a remaining contractual term of five years. With respect to 8,000,000 warrants to purchase 4,000,000 shares of common stock (the “Public Warrants”), the Company may redeem the Public Warrants at a price of $0.01 per warrant if the last sale price of the common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period. With respect to 11,079,230 warrants to purchase 5,539,615 shares of common stock (“Private Placement Warrants”), the Company may not redeem the outstanding warrants so long as they are held by the initial purchaser or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or such purchasers’ permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

3.	Accounts Receivable

Accounts receivable consist of the following:

	December 31, 2016	September 24, 2016
Trade receivables	$16,617	$16,698
Other receivables	99	88
Allowance for doubtful accounts	(323)	(340)
Total accounts receivable, net	$16,393	$16,446

4.	Inventory

Inventory consists of the following:

	December 31, 2016	September 24, 2016
Component parts	$5,630	$6,175
Finished goods	1,216	1,509
Total inventories	$6,846	$7,684

Component parts include parts for gaming terminals. Included in component parts are reserves for excess and slow-moving inventory of $394 and $469 as of December 31, 2016 and September 24, 2016, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

5.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31, 2016	September 24, 2016
Prepaid expenses	$7,668	$8,678
Unbilled accounts receivable	9,658	10,446
Total prepaid expenses and other assets	$17,326	$19,124

6.	Property and Equipment, net

	December 31, 2016	September 24, 2016
Short-term leasehold property	$342	$360
Video lottery terminals	99,100	104,176
Computer equipment	7,526	7,242
Plant and machinery	3,116	3,215
	110,084	114,993
Less: accumulated depreciation	(65,831)	(65,762)
	$44,253	$49,231

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(in thousands, except share and per share data)

(Unaudited)

Depreciation and amortization expense for the periods ended December 31, 2016 and 2015 was 4,638 and $6,284, respectively.

7.	Software Development Costs, net

Software development costs, net consisted of the following:

	December 31, 2016	September 24, 2016
Software development costs	$68,939	$67,289
Less: accumulated amortization	(30,585)	(30,329)
	$38,354	$36,960

As of December 31, 2016, we capitalized $4,971 of software development costs. Amounts above in the table include $2,384 and $1,797 of internal use software at December 31, 2016 and September 24, 2016, respectively.

The total amount of software costs amortized was $1,749 and $2,029 for the periods ended December 31, 2016 and 2015, respectively. The Company did not have any software costs written down to net realizable value in the periods ended December 31, 2016 and 2015, respectively. The weighted average amortization period was 3.2 years for the periods ended December 31, 2016 and September 24, 2016, respectively. The estimated software amortization expense for the year ending September 30, 2017 (nine months) is $7,439 and for the years ending September 30, 2018, 2019, 2020 and 2021 is $11,307, $8,935, $6750 and $3,923 per annum, respectively.

8.	Intangible Assets and Goodwill

The following tables present certain information regarding our intangible assets. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives of ten years with no estimated residual values, which materially approximates the expected pattern of use.

	December 31, 2016	September 24, 2016
Trademarks	$16,733	$17,592
Customer relationships	14,301	15,035
	31,034	32,627
Less: accumulated amortization	(20,173)	(20,393)
	$10,861	$12,234

The aggregate intangible asset amortization expense for the periods ended December 31, 2016 and 2015 was $781 and $959, respectively. The estimated intangible asset amortization expense for the period ending September 30, 2017 (nine months) is $2,328 and for the years ended September 30, 2018 and 2019 is $3,103 per annum, with a final amortization expense of $2,327 in the year ending September 30, 2020.

Goodwill

The difference in the carrying amount of goodwill at December 31, 2016 and September 24, 2016, as reported in the accompanying unaudited interim condensed consolidated balance sheets is attributable to foreign currency translation adjustments.

9.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2016	September 24, 2016
Interest payable - cash	$268	$2,679
Interest payable – payment in kind	517	381
Asset retirement obligations	161	-
Accrued corporate cost expenses	2,051	1,914
Direct costs of sales	6,355	7,530
Other creditors	7,047	4,974
	$16,399	$17,478

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(in thousands, except share and per share data)

(Unaudited)

10.	Other Liabilities

Other liabilities consist of the following:

	December 31, 2016	September 24, 2016
Customer prepayments & deposits	$3,913	$3,115
Total other liabilities, current	3,913	3,115
Foreign exchange contract liabilities	-	12
Other payables, net of current portion	2,869	3,454
Asset retirement obligations	741	921
Pension liability	8,505	7,975
Total other liabilities, long-term	12,115	12,362
	$16,028	$15,477

11.	Long Term and Other Debt

Outstanding Debt and Capital Leases

The following reflects outstanding debt as of the dates indicated below:

	Principal	Unamortized deferred financing charge	Book value, December 31, 2016
Senior bank debt	$118,482	$(852)	$117,630
Capital leases and hire purchase contract	319	-	319
Total long-term debt outstanding	118,801	(852)	$117,949
Less: current portion of long-term debt	(17,160)	-	(17,160)
Long-term debt, excluding current portion	$101,641	$(852)	$100,789

	Principal	Unamortized deferred financing charge	Book value, September 24, 2016
Senior bank debt	$115,379	$(1,218)	$114,161
PIK loan notes	298,248	-	298,248
Capital leases and hire purchase contract	375	-	375
Total long-term debt outstanding	414,002	(1,218)	412,784
Less: current portion of long-term debt	(10,292)	-	(10,292)
Long-term debt, excluding current portion	$403,710	$(1,218)	$402,492

In connection with the Merger, the value of PIK shareholder loan notes was reduced from $291,780 to $116,790. Accordingly, the Company recorded $174,990 as a capital contribution in the accompanying condensed consolidated statement of stockholders’ equity representing the reduction in the value of the PIK shareholder loan notes. The shareholders transferred their rights to the remaining loan balance of $116,790 to Hydra in connection with the Merger, and is therefore eliminated in consolidation. The $116,790 was also accounted for as a capital contribution by the shareholders.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(in thousands, except share and per share data)

(Unaudited)

The Company is in compliance with all relevant covenants and the long term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt for the years ending September 30 matures as follows:

Fiscal period	Senior bank debt	Capital leases and hire purchase contract	Total
2017 (nine months)	$16,952	$208	$17,160
2018	-	71	71
2019	101,530	38	101,568
2020	-	2	2
Total	$118,482	$319	$118,801

12.	Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset and liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of our assets and liabilities utilizing an established three-level hierarchy. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. Level 2 inputs also include non-binding market consensus prices that can be corroborated with observable market data, as well as quoted prices that were adjusted for security-specific restrictions.
Level 3:	Unobservable inputs that are supported by little or no market activity that are significant to the fair value of the asset or liability. Level 3 inputs also include non-binding market consensus prices or non-binding broker quotes that are unable to be corroborated with observable market data.

The fair value of our financial assets and liabilities is determined by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments, which are principally cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximates their recorded values.

For each period, derivative financial instrument assets and liabilities measured at fair value on a recurring basis are included in the financial statements as per the table below.

		December 31,	September 24,
	Level	2016	2016
Earnout liability	3	$8,299	$-
Derivative liability	3	$806	$-
Foreign exchange contract liabilities (included in other liabilities)	2	$-	$12

13.	Earnout Liability

Pursuant to the Sale Agreement discussed in Note 2, an earnout payment of up to 2,500,000 shares of the Company’s common stock, subject to certain customary anti-dilution adjustments (having a value of up to $25,000 at an assumed value of $10.00 per share (the “Earnout Consideration”) shall be paid to the Selling Group and will be determined based on the financial performance of Inspired’s businesses in six specific countries, China, Colombia, Greece, Norway, Spain and Ukraine (collectively, the “Earnout Jurisdictions”), as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the twelve months ended September 30, 2018 (the “Earnout Period”). If such EBITDA is equal to or greater than £15,000 ($18,561), the Selling Group will receive an aggregate of 2,500,000 shares. If such EBITDA is less than £15,000 ($18,561), the Selling Group will receive the number of shares equal to the product of (x) 2,500,000 and (y) a fraction, the numerator of which is such EBITDA and the denominator of which is £15,000 ($18,561). For example, if the EBITDA achieved in such countries for the period were £7,500 ($9,281), the Selling Group would receive 1,250,000 shares as the earn-out payment. By contrast, if the EBITDA achieved in such countries for the period were £20,000 ($24,926), the Selling Group would receive 2,500,000 shares as the earn-out payment.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(in thousands, except share and per share data)

(Unaudited)

In accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”), the earnout shares are not considered indexed to the Company’s own stock and therefore are accounted for as a liability with fair value changes being recorded in the condensed consolidated statements of operations and comprehensive loss. The fair value of the Earnout Consideration is calculated using a Monte Carlo simulation to estimate the variance and relative risk of achieving future EBITDA during the Earnout Period in the Earnout Jurisdictions. This model is a discrete-time model that allows for sources of uncertainty and simulates the movements of the underlying metric and calculates the resulting derivative value for each trial. Such simulations are performed for a number of trials and the average value across all trials is determined in order to arrive at the concluded value of such derivative. The Earnout Consideration was valued at $9,575 at the date of the Merger and $8,299 at December 31, 2016.  The key assumptions in applying the Monte Carlo simulation included expected Earnout Period EBITDA in the Earnout Jurisdictions, the expected standard deviation of expected Earnout Period EBITDA, the Company's stock price and a normal distribution of Earnout Period EBITDA.

The following table provides a reconciliation of the beginning and ending balances for the earnout liability measured using significant unobservable inputs (Level 3):

Balance – September 24, 2016	$-
Initial value of earnout liability	9,575
Change in fair value of earnout liability	(1,276)
Balance – December 31, 2016	$8,299

14.	Derivative Liability

As discussed in Note 16, certain members of the Company’s management entitled to cash bonuses agreed to accept 50% of their bonuses due in cash on the Closing Date of the Merger and 50% in restricted stock units (“RSUs”) under the Inspired Entertainment, Inc. Second Long-Term Incentive Plan (the “Second Plan”). However, the Second Plan is subject to approval by the Company’s stockholders, of which such approval had not been obtained as of December 31, 2016. Accordingly, the Company agreed that if the stockholders approve the Second Plan, the 50% balance due to management will be paid in RSUs. If the Second Plan is not approved, the balance due will be paid in cash on the three year anniversary of the Merger based on the average stock price of the Company’s common stock over the prior 30 day period. The obligation to settle the 50% balance due to management was deemed to be a derivative liability due to a potential cash settlement provision which is not within the Company’s control and as a result, the obligation is accounted for as a derivative liability with fair value changes being recorded in the condensed consolidated statements of operations and comprehensive loss. The fair value of the liability is calculated based on the value of the underlying common stock.

The following table provides a reconciliation of the beginning and ending balances for the derivative liability measured using significant unobservable inputs (Level 3):

Balance – September 24, 2016	$-
Initial value of derivative liability	930
Change in fair value of derivative liability	(124)
Balance – December 31, 2016	$806

15.	Stockholders’ Equity

On December 29, 2016, the Company sold 164,536 shares of common stock to certain members of management for an aggregate sales price of $1,645, or $10.00 per share.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(in thousands, except share and per share data)

(Unaudited)

16.	Stock-Based Compensation

In connection with the Merger, on December 22, 2016, the Company’s stockholders approved the Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan (the “2016 Incentive Plan”). Under the 2016 Incentive Plan, the Compensation Committee is authorized to grant awards to employees, officers, directors and other service providers of the Company and its affiliates and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. The 2016 Incentive Plan provides for the issuance of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (including cash-based performance awards), and other cash-based or stock-based awards. As of December 31, 2016, there were 2,778,818 shares authorized for issuance under the 2016 Incentive Plan and 1,105,868 shares available for issuance.

On December 29, 2016, the Company granted 950,484 shares of restricted stock under the 2016 Incentive Plan to certain members of management. The restricted stock awards contain both market and service conditions. The Company recorded $21 of compensation expense during the period ended December 31, 2016.

On December 29, 2016, the Company granted 722,466 RSUs under the 2016 Incentive Plan to certain members of management. The RSUs contain both market and service conditions. The Company recorded $16 of compensation expense during the period ended December 31, 2016.

In addition, on December 22, 2016, the Company’s Board of Directors approved the Second Plan. The Second Plan was adopted principally in order to provide a mechanism through which certain management bonuses due in cash to certain members of management of Inspired upon consummation of the Merger could be paid partially in stock in order to preserve liquidity in the Company. Under such arrangement, certain members of management entitled to such cash bonuses agreed to accept 50% of the bonuses due in cash at closing and 50% in RSUs under the Second Plan, subject to the approval of the Second Plan by the Company’s stockholders. The maximum number of RSUs that can be granted under the Second Plan is 200,000. The Board of Directors has approved grants totaling 95,414 RSU’s under the Second Plan conditioned on stockholder approval. Until stockholder approval is obtained, awards under the Second Plan are not considered issued and outstanding (see Note 14).

Stock-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. As of December 31, 2016, there were 1,672,950 shares of non-vested restricted stock and RSUs outstanding.

17.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Unrecognized pension benefit costs	Accumulated Other Comprehensive Loss (Income)
Balance at September 24, 2016	$(59,971)	$26,866	$(33,105)
Change during the period	(17,485)	1,256	(16,229)
Balance at December 31, 2016	$(77,456)	$28,122	$(49,334)

18.	Net Loss per Share

Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period, including stock options, restricted stock and warrants, using the treasury stock method, and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(in thousands, except share and per share data)

(Unaudited)

	Period Ended December 31,
	2016	2015
Unvested Restricted Stock	722,466	-
Unvested Restricted Stock Units	950,484	-
Stock Warrants	9,539,615	-
	11,212,565	-

19.	Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate and, if the Company’s estimated tax rate changes, it makes a cumulative adjustment in that period.

The effective income tax rate for the period ended December 31, 2016 and 2015 was (0.23%) and (0.51%), respectively, resulting in a $51 and $86 income tax expense, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management determined that it is more likely than not that the Company will not realize the deferred income tax asset balances and therefore, recorded a full valuation allowance of $33,866 as of December 31, 2016.

As a result of the Merger, the Company has not completed an analysis whether an ownership change occurred under Internal Revenue Code Section 382, which if it did occur, could substantially limit the Company’s ability in the future to utilize its net operating losses and other tax carryforwards.

20.	Related Parties

We have agreements with two service companies with respect to which a member of the current board and a member of Inspired’s prior board had a direct or indirect ownership interest at the time of the transaction, and, in some cases, also served as a director of such other entities.

		December 31, 2016	December 31, 2015
Transactions
Openbet Retail Limited	Total revenue	$432	$532
Loxley Strategic Consulting Limited	Selling, general and administrative expenses	$(98)	$(67)

		December 31, 2016	September 24, 2016
Balances
Openbet Retail Limited	Accounts receivable	$139	$151

21.	Commitments and Contingencies

Performing Rights Society

A claim from the Performing Rights Society is ongoing and relates to the alleged infringement of copyrighted material of the Performing Rights Society's members in certain games on Fixed Odds Betting Terminals in UK Licensed Betting Offices. The UK bookmaker defendants (who have formed a joint defense group with the Company and Scientific Games Corporation) filed a defense to the claim (for circa £7M or $8,662) raised in the High Court in London by the Performing Rights Society on December 22, 2015. The parties have previously undertaken a process of mediation in September 2016. The Company is unable to determine the outcome of the claim and will defend it vigorously. Notwithstanding the Company has made a provision $300, which management believes to be adequate to cover the total net exposure to the Company, including professional fees.

General Legal Matters

From time to time, the Company is involved in legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(in thousands, except share and per share data)

(Unaudited)

22.	Pension Plan

We operate a combined scheme which is comprised of a defined benefit section and a defined contribution section. The defined benefit section is closed to future accruals for services rendered to the Company. We estimate that $3.2 million will be contributed to the pension plan during the year ending September 30, 2017.

The total amount of employer contributions paid during the period ended December 31, 2016 amounted to $0.8 million. We expect to pay $2.4 million during the remaining part of the fiscal period.

For the three months ended December 31, 2016 and 2015, the components of total periodic benefit costs were as follows:

	Three Months Ended
	December 31,
	2016	2015
Components of net periodic benefit (benefit) cost:
Service cost	$-	$-
Interest cost	815	1,001
Expected return on plan assets	(761)	(935)
Net periodic (benefit) cost	$54	$66

23.	Segment Reporting and Geographic Information

The Company operates its business along two operating segments, which are segregated on the basis of revenue stream: Service Based Gaming and Virtual Sports. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, operating profit/(loss) from continuing operations, total assets and total capital expenditures for the periods ended December 31, 2016 and 2015, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions.

Segmental Information

Period ended December 31, 2016

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$18,220	$7,023	$-	$25,243
Hardware	1,794	-	-	1,794
Total revenue	20,014	7,023	-	27,037
Cost of sales, excluding depreciation and amortization:
Cost of service	(2,895)	(853)	-	(3,748)
Cost of hardware	(1,161)	-	-	(1,161)
Selling, general and administrative expenses	(3,824)	(1,796)	(8,992)	(14,612)
Acquisition related transaction expenses	-	-	(9,615)	(9,615)
Depreciation and amortization	(5,653)	(1,068)	(447)	(7,168)
Segment operating income (loss) from continuing operations	6,481	3,306	(19,054)	(9,267)

Net operating loss				(9,267)
Revenue from major customers:
Customer 1	$7,806	$249	$-	$8,055
Customer 2	2,931	91	-	3,022
Total revenue from major customers	$10,737	$340	-	$11,077

Total assets at December 31, 2016	$102,122	$68,886	$38,546	$209,554
Total goodwill at December 31, 2016	$-	$43,474	$-	$43,474
Total capital expenditures for the period ended December 31, 2016	$4,974	$1,677	$494	$7,145

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(in thousands, except share and per share data)

(Unaudited)

Period ended December 31, 2015

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$21,508	$8,564	$-	$30,072
Hardware	743	-	-	743
Total revenue	22,251	8,564	-	$30,815
Cost of sales, excluding depreciation and amortization:
Cost of service	(3,158)	(1,209)	-	(4,367)
Cost of hardware	(338)	-	-	(338)
Selling, general and administrative expenses	(5,469)	(2,081)	(8,626)	(16,176)
Acquisition related transaction expenses	-	-	(1,278)	(1,278)
Depreciation and amortization	(7,508)	(1,268)	(496)	(9,272)
Segment operating income (loss) from continuing operations	5,778	4,006	(10,400)	(616)

Net operating loss				(616)
Revenue from major customers:
Customer 1	$9,263	$136	$-	$9,399
Customer 2	3,309	-	-	3,309
Total revenue from major customers	$12,572	$136	$-	$12,708

Total assets at September 24, 2016	$104,117	$77,282	$8,471	$189,870
Total goodwill at September 24, 2016	$-	$45,705	$-	$45,705
Total capital expenditures for the period ended December 31, 2015	$3,759	$1,230	$611	$5,600

Geographic Information

Geographic information for revenue is set forth below:

	December 31,
	2016	2015
Total revenue
UK	$19,154	$22,391
Italy	4,374	5,349
Rest of world	3,509	3,075
Total	$27,037	$30,815

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(in thousands, except share and per share data)

(Unaudited)

Geographic information of our non-current assets excluding goodwill is set forth below:

	December 31, 2016	September 24, 2016
Total non-current assets excluding goodwill
UK	$69,508	$73,033
Italy	6,705	7,737
Rest of world	18,366	18,655
Total	$94,579	$99,425

Software development costs are included as attributable to the market in which they are utilized.

24.	Subsequent Events

On January 3, 2017, the Company’s Executive Chairman of the Board and the Company’s Chief Strategy Officer were granted 940,583 shares and 150,000 shares, respectively, of restricted stock pursuant to the Company’s 2016 Incentive Plan. The restricted stock awards contain both market and service conditions.

On January 16, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with A. Lorne Weil, the Company’s Executive Chairman. Under the terms of his employment agreement, Mr. Weil’s annual base salary is $700,000, with a target annual bonus of not less than 100%, and a maximum annual bonus of not more than 200%, of his annual base salary, subject to performance goals determined by the Committee in consultation with Mr. Weil. Mr. Weil will also be eligible to receive additional incentive bonuses and equity on terms that are no less favorable than those offered to any other executive of the Company.

Mr. Weil’s Employment Agreement does not have a set term, and his employment as the Company’s Executive Chairman will be non-exclusive. The Employment Agreement may be terminated without cause on three months’ written notice by either party. Mr. Weil may be terminated by the Company immediately upon written notice for cause, as defined in the Employment Agreement. On the occurrence of an event constituting “good reason” (as defined in the Employment Agreement), Mr. Weil may terminate the agreement immediately at any time within 90 days of such event. Under the Employment Agreement, Mr. Weil will remain subject to certain covenants, including, among other things, a covenant not to enter into a directly competing business or solicit employees of the Company, for a period of twelve months after termination of his employment, as well as a covenant not to disclose certain confidential information of the Company.

Mr. Weil’s Employment Agreement also reflects the grant to Mr. Weil of 940,583 shares of restricted stock pursuant to the 2016 Incentive Plan. The grant of restricted stock was effective as of January 3, 2017, as noted above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q to “we,” “us,” the “group,” “our” or the “Company” refer to Inspired Entertainment, Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business, and the timing and ability for us to complete future acquisitions. Specifically, forward-looking statements may include statements relating to:

•	the future financial performance of the Company;
•	the market for the Company’s products and services;
•	expansion plans and opportunities, including future acquisitions or additional business combinations; and
•	other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These forward-looking statements are based on information available as of the date hereof, and current expectations, forecasts and assumptions involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	the outcome of any legal proceedings that may be instituted against us in relation to the Merger and related transactions;
•	our inability to maintain the listing of the Company’s common stock on NASDAQ;
•	our inability to achieve acceptance of our products in the market;
•	the risk that the Merger disrupts current plans and operations as a result of the announcement and consummation of the transactions described herein;
•	the ability to recognize the anticipated benefits of the Merger, which may be affected by, among other things, competition and the ability of the business to grow and manage growth profitably;
•	changes in applicable laws or regulations;
•	volatility in the currency exchange markets;
•	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and
•	other risks and uncertainties indicated herein, including those described under “Risk Factors.”

Overview

We are a global gaming technology company, supplying Virtual Sports and Server Based Gaming (“SBG”) systems to regulated lottery, betting and gaming operators worldwide.

Our strategic priorities are to:

a)	seek to extend our leadership positions in each of our Virtual Sports and Server Based Gaming segments by developing new, omni-channel products;
b)	continue to invest in content and technology in order to grow the revenues of our existing customers; and
c)	add new customers by growing in underpenetrated markets and expanding into newly-regulated jurisdictions.

Segments

We report our operations in two business segments – Virtual Sports and SBG – representing our different products and services. We operate our business and evaluate our business performance, resource allocation and capital spending on an operating segment level, where possible. We use our operating results and identified assets of each of our operating segments in order to make prospective operating decisions. Although our revenues and cost of sales (excluding depreciation and amortization) are reported exclusively by segment, we do include unallocated items in our financial statements for certain expenses including depreciation and amortization as well as selling, general and administrative expenses. Unallocated balance sheet line items include items that are a shared resource and therefore not allocated between operating segments.

Foreign exchange

Our results are impacted by changes in foreign currency exchange rates as a result of the translation of foreign functional currencies into US dollars and the re-measurement of foreign currency transactions or balances. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. The largest geographic region in which we operate is the United Kingdom and the British pound (“GBP”) is considered to be our functional currency. Our reporting currency is the US dollar (“USD”). Our results are translated from the functional currency of GBP into the reporting currency using average rates for profit and loss transactions and the applicable spot rates for period end balances. The effect of translating the functional currency into the reporting currency, as well as translating foreign subsidiaries that have a different functional currency into the functional currency, is reported separately in Accumulated Other Comprehensive Income. We derived approximately 29.2% of our revenue from sales to customers outside of the United Kingdom in the interim period 2016 compared to 27.5% during the comparable period in 2015.

In the section “Results of Operations” below, the currency impact shown has been calculated as current period GBP:USD rate used less the equivalent rate in the prior period, multiplied by the current period amount in the functional currency (GBP). The remaining difference is therefore calculated as the difference in the functional currency, multiplied by the prior period average GBP:USD rate.

Results of Operations

The results of operations have been organized in the following manner:

•	a discussion of the Company's results of operations for the interim three-month period ended December 31, 2016, compared to the same period in 2015
•	a discussion of segment results Virtual Sports and SBG for the interim three-month period ended December 31, 2016, compared to the same period in 2015, including KPI analysis

The financial statement periods presented represent a 98 day period for 2016 and 96 day period for 2015, which are intended to approximate a 3 month period. The balance sheet date of each fiscal period is December 31. Each of the above daily periods presented within these financial statements and footnotes are herein referred to as a “Three-Month Period.”

Three-Month Period ended December 31, 2016 compared to December 31, 2015

	For the Three-Month Period ended
	December 31,	December 31,	$ Variance		£ Variance
(In thousands)	2016	2015	2016 vs 2015		2016 vs 2015

Revenue:
Service	$25,243	$30,072	$(4,829)	(16.1)%	3.0%
Hardware	1,794	743	1,051	141.5%	196.4%
Total revenue	27,037	30,815	(3,778)	(12.3)%	7.7%
Cost of sales, excluding depreciation and amortization:
Cost of service	(3,748)	(4,367)	619	(14.2)%	5.4%
Cost of hardware	(1,161)	(338)	(823)	243.5%	321.7%
Selling, general and administrative expenses	(14,612)	(16,176)	1,564	(9.7)%	10.9%
Acquisition related transaction expenses	(9,615)	(1,278)	(8,337)	652.3%	823.6%
Depreciation and amortization	(7,168)	(9,272)	2,104	(22.7)%	(5.1)%
Net operating income	(9,267)	(616)	(8,651)	1404.4%	1746.8%
Other income (expense)
Interest income	12	-	12	N/A	N/A
Interest expense	(14,423)	(16,107)	1,684	(10.5)%	9.9%
Change in fair value of earn out liability	1,276	-	1,276	N/A	N/A
Change in fair value of derivative liability	124	-	124	N/A	N/A
Other finance income (costs)	(54)	(65)	11	(16.9)%	2.0%
Total other income (expense), net	(13,065)	(16,172)	3,107	(19.2)%	(0.8)%
Net loss from continuing operations before income taxes	(22,332)	(16,788)	(5,544)	33.0%	63.3%
Income tax expense	(51)	(86)	35	(40.7)%	(27.2)%

Net loss	$(22,383)	$(16,874)	$(5,509)	32.6%	62.8%

Exchange Rate - $ to £	1.2463	1.5300

Revenue

Total revenue increased $2.4 million on a constant currency basis, offset by adverse currency impacts of $6.2 million, resulting in a reported decrease in revenue from $30.8 million to $27.0 million. SBG revenue increased by $2.3 million on a constant currency basis, comprised of growth in hardware sales of $1.5 million and growth in service revenue of $0.9 million. This was offset by an adverse currency impact of $4.6 million, resulting in a reported decrease in SBG revenue from $22.3 million to $20.0 million.

Hardware revenue growth was driven by growth in SBG terminal sales in Greece, Colombia and UK markets. On a constant currency basis, SBG service revenue grew mainly due to an increase in Gross Win per unit per day incomes on the UK Licensed Betting Offices (“LBOs”) estate and increased volume in the non LBO UK estate. However, on a reported basis, SBG service revenue decreased by $3.3 million from $21.5 million to $18.2 million due to an adverse currency impact of $4.1 million.

On a constant currency basis, Virtual Sports revenue increased by $0.1 million. Growth in revenue of $0.4 million was mainly offset by a decline in license revenue due to roll-off of revenue recognition of legacy contracts. On a reported basis, Virtual Sports revenue decreased by $1.5 million due to an adverse currency impact of $1.6 million.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, which includes machine cost of sales, consumables, content royalties and connectivity costs, increased by $1.3 million on a constant currency basis. Cost of service increased by $0.2 million while hardware costs increased by $1.1 million due to the SBG hardware revenue growth described above. This was partially offset by favorable currency impacts of $1.1 million, resulting in a reported period increase in cost of sales, excluding depreciation and amortization, from $4.7 million to $4.9 million.

Selling, general and administrative expenses

Selling, general, and administrative (“SG&A) expenses are defined to include staff compensation costs (including outsourced costs), travel, professional fees, technology (including hosting fees, data centers, etc.) and professional services.

SG&A expenses increased $1.8 million on a constant currency basis with the largest increase being stock based compensation expense of $0.9 million, with no comparable expenses in the prior year period.

SG&A expense, net for adjustments described in the Adjusted EBITDA note below, increased by $1.1 million on a constant currency basis in the interim 2016 period as compared to the prior year period, primarily due to additional labor expense resulting from the full-year impact of prior year hires.

These expenses were offset by a favorable currency translation of $3.3 million. This resulted in a reduction in SG&A expenses of $1.6 million on a reported basis, from $16.2 million to $14.6 million.

Acquisition related transaction expenses

Acquisition related transaction expenses increased $8.3 million year on year. All costs relate to the acquisition of the DMWSL 633 Limited Group by Hydra Industries Acquisition Corporation, subsequently renamed Inspired Entertainment Inc. Costs incurred in the period include professional fees ($3.3 million), fees contingent on deal completion ($2.3 million) and transaction bonus costs excluding stock based compensation costs ($4.0 million).

Depreciation and amortization

Depreciation and amortization expense decreased by $0.5 million on a constant currency basis for the interim period 2016 as compared to the prior year period. This was driven by a decline in depreciation from UK Casino & Bingo B3 terminals of $0.1 million and Italy SBG terminals of $0.4 million for machines fully depreciated, partly offset by $0.1 million attributable to our new SBG terminals in Greece. An additional decrease of $1.6 million was attributable to favorable currency movements, resulting in a reported period decrease in depreciation and amortization from $9.3 million to $7.2 million.

Interest expense

Interest expense increased by $1.6 million on a constant currency basis. This was primarily due to the compounding effect of the PIK loan notes $0.8 million and the increase in both cash & PIK interest on the senior facility of $0.9 million as a result of the increased debt balance. This was offset by a favorable currency impact of $3.3 million. As a result, interest expense decreased $1.7 million from $16.1 million to $14.4 million on a reported basis for the interim period 2016 as compared to the comparable period in 2015.

Change in fair value of earn out liability

These expenses relate to the potential earn out payment to the former owners of DMWSL 633 Ltd which is dependent upon performance criteria. As a result of share price movements, the value of the liability decreased to $8.3 million, creating a credit in the period of $1.3 million. There was no corresponding figure in the comparative period.

Income Taxes

We recorded a foreign income tax expense of $0.1 million for the period ended December 31, 2016 and $0.1 million for the period ended December 31, 2015. The effective tax rate for the period ending December 31, 2016 was (0.2%) and for the period ending December 31, 2015 it was (0.5%).

BUSINESS SEGMENT RESULTS

Server Based Gaming

Our Server Based Gaming business segment designs, develops, markets and distributes a comprehensive portfolio of products and services through our fully digital network architecture. Our customers include UK licensed betting offices (“LBOs”), casinos, gaming hall and bingo operators and lotteries, as well as government affiliated and licensed operators.

Revenue is generated from SBG through both product sales and long-term participation agreements with our customers, which includes access to our server based gaming platform and selection of game titles, over a term usually of three to five years. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our customer, after deducting player winnings and any relevant regulatory levies) from SBG terminals placed in our customers’ facilities, which include retail outlets, casinos and other gaming operations or SBG gaming software used to facilitate customer players through mobile or online devices. We recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our SBG business is primarily driven by the number of customers, the number of SBG machines in operation, the net win performance and the net win percentage that is contracted with our customers.

Key events that impacted results for the Three-Month Period ended December 31, 2016

Our UK SBG terminals in LBO’s generated Gross Win per unit per day (defined as stake less amounts returned to player in prize, before gaming tax deductions) growth on a constant currency basis, of 4.3% year-over-year.

In the UK market, contract extensions and amendments were signed with two large customers, neither of which required immediate additional capital expenditure. In addition, there was continued SBG rollout into non-LBO UK venues, adding an additional 400 SBG terminals.

In Italy, we released new titles “White Knight” and “Goddess of the Amazon” which have performed well on the estate and there was continued SBG rollout into a new customer.

Server Based Gaming	For the Three-Month Period ended
	December 31,	December 31,	$ Variance		£ Variance
(In thousands)	2016	2015	2016 vs 2015		2016 vs 2015

Revenue:
Service	$18,220	$21,508	$(3,288)	(15.3)%	4.0%
Hardware	1,794	743	1,051	141.5%	196.4%
Total revenue	20,014	22,251	(2,237)	(10.1)%	10.4%

Cost of sales, excluding depreciation and amortization:
Cost of service	(2,895)	(3,158)	263	(8.3)%	12.5%
Cost of hardware	(1,161)	(338)	(823)	243.5%	321.7%
Total cost of sales	(4,056)	(3,496)	(560)	16.0%	42.4%

Selling, general and administrative expenses	(3,824)	(5,469)	1,645	(30.1)%	(14.2)%

Depreciation and amortization	(5,653)	(7,508)	1,855	(24.7)%	(7.6)%

Net operating profit	$6,481	$5,778	$703	12.2%	37.7%

Exchange Rate - $ to £	1.2463	1.5300

Key Performance Indicators

	For the Three-Month Period ended		Variance
	December 31,	December 31,	2016 vs 2015
SBG	2016	2015		%

End of period installed base (# of terminals)	26,823	26,087	736	2.8%
Average installed base (# of terminals)	26,767	26,254	513	2.0%
Customer Gross Win per unit per day (1)	£119.06	£114.56	£4.50	3.9%
Customer Net Win per unit per day (1)	£85.89	£83.36	£2.53	3.0%
Inspired Blended Participation Rate	6.1%	6.3%	(0.2)%

    (1) Includes all SBG terminals in which the company takes a participation revenue share across all territories

SBG End of Period Installed Base is equal to the number of deployed SBG terminals at the end of each period which have been placed on a participation basis. SBG participation revenue, which comprises the majority of SBG service revenue, is directly related to the terminal installed base. This is the medium by which customers generate turnover and distribute a revenue share to the Company. To the extent that all other KPIs remain constant, the larger the installed base is, the higher the Company’s revenue will be for that period. Management gives careful consideration to this KPI in terms of driving growth across the segment. The US GAAP revenues are derived from the performance of the installed base as described by the Gross and Net Win key performance indicators. If the closing terminal base is materially different from the average installed base we believe this will give an indication of future performance. This metric is particularly useful for new customers or markets to indicate the progress being made with respect to entering new territories or jurisdictions.

SBG Average Installed Base is the average installed base of terminals during the period. Therefore, it is more closely aligned to the revenue in the period. This metric is particularly useful for existing customers or markets to provide comparisons of historical size and performance.

Customer Gross Win per unit per day is a KPI used by our internal decision makers to (i) assess impact on the Company’s revenue, (ii) determine changes in the strength of the overall market and (iii) evaluate the impacts of regulatory change and our new content releases on our customers. Customer Gross Win per unit per day is the average per unit cash generated across all SBG terminals in which the Company takes a participation revenue share across all territories in the period, defined as the difference between the amounts staked less winnings to players divided by the average installed base of SBG terminals in the period, then divided by the number of days in the period. SBG revenue share income accrued in the period is derived from Customer Gross Win accrued in the period after deducting gaming taxes (defined as a regulatory levy paid by the Customer to government bodies) and applying the Company’s contractual revenue share percentage. Our internal decision makers believe Customer Gross Win is a meaningful measure because it represents a transparent view of customer operating performance that is unaffected by our revenue share percentage and allows management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between customers and (3) identify strategies to improve operating performance in the different markets in which we operate.

Customer Net Win per unit per day is Customer Gross Win per unit per day after giving effect to the deduction of gaming taxes. Overall SBG revenue from terminals placed on a participation basis can therefore be described as the product of the average installed base, the customer net win per unit per day, the number of days in the period, and the blended participation rate, reflecting the average across multiple jurisdictions, customers, and contracts.

The Company’s blended participation rate is the weighted average revenue share percentage across all terminals on the estate where revenue is earned on a participation basis.

Three-Month Period ended December 31, 2016 compared to December 31, 2015

Revenue

On a constant currency basis, total SBG revenue increased by $2.3 million or 10.4%, offset by adverse currency translations of $4.6 million. On a reporting basis, total SBG revenue declined from $22.3 million to $20.0 million.

SBG service revenue increased by $0.9 million on a constant currency basis, offset by an adverse currency translation of $4.1 million, resulting in a decline from $21.5 million to $18.2 million. The underlying performance increase is attributable to Gross Win per unit per day incomes on the UK LBO estate increasing by $0.6 million, a 400 terminal increase in the installed base of B3 terminals in Adult Gaming Centre (“AGCs”) venues which accounted for $0.2 million increase in revenue, and revenue growth of $0.3 million in other International SBG driven by a mix of volume and gross win per day income growth. These were partly offset by revised terms on a B3 contract extension within the UK Casino & Bingo market driving a $0.3 million decline.

Hardware revenue exhibited growth of $1.5 million on a constant currency basis due to additional SBG sales in Greece, UK LBO and Colombia. This increase was partially offset by adverse currency rate movements of $0.4 million, resulting in reported hardware revenue increasing by $1.1 million from $0.7 million to $1.8 million.

Average Installed Base increased 2.0% from the year ago period to 26,767 due to continued UK market growth and additional SBG installs in Colombia.

Customer Gross Win per unit per day (GBP) increased 3.9% year-over-year driven by increases in the UK estate (includes non UK LBO) of 2.2%, in Italy of 15.9% and in Colombia of 18.6%. Both Italy and Colombia incomes benefited from favorable exchange rate movements. The underlying Gross Win per day incomes in local currency showed a small decline in both Italy (decline of €2 per day per SBG to €88) and Colombia (decline of COP 1,755 per day per SBG to COP 56,284).

Overall net win per unit per day exhibited a similar trend with an increase of 3.0% to £86 per terminal, as the estate benefited from favorable comparisons due to no major changes in gaming tax during the year.

Segment Operating Profit

On a constant currency basis, SBG operating profit increased by $2.2 million, offset by adverse currency movements of $1.5 million. On a reporting basis SBG operating profit increased by $0.7 million from $5.8 million to $6.5 million.

Cost of sales increased by $1.5 million on a constant currency basis primarily due to growth in hardware sales, partially offset by a favorable currency translation of $0.9 million, resulting in a reported increase of $0.6 million. SG&A expenses decreased by $0.8 million on a constant currency basis mainly due to savings of $0.7 million from cost control measures we implemented which reduced labor costs in service operations and sales development. We also benefited from a VAT refund in a former operation, which has been removed in the Adjusted EBITDA note below. An additional $0.9 million was driven by exchange rate movements, resulting in a reported SG&A decrease of $1.6 million from $5.5 million to $3.8 million.

Depreciation and amortization decreased by $0.6 million on a constant currency basis in the interim period. $0.5 million of these savings were due to fully depreciated B3 and SBG terminals in the UK and Italian markets, respectively. This was partially offset by an increase in Greece machine depreciation of $0.1 million year-over-year. A favorable currency translation accounted for an additional $1.3 million expense decrease. Depreciation and amortization on a reported basis decreased by $1.9 million from $7.5 million to $5.7 million.

Virtual Sports

Our Virtual Sports sales include gaming software and content to virtual sports retail and digital operators.

We generate Virtual Sports revenues from our mobile and virtual customers from software sales and services. Revenue growth for our digital business is driven by the number of customers, end points and the net win attributable to our products. Our Virtual Sports segment revenue is comprised primarily of revenue from software licensing related to our Virtual Sports product, which is a complex software, graphics and networking package that provides fixed odds wagering in the form of an ultra-high definition computer rendering of a sporting event, such as soccer or boxing. This creates a form of simulated sports betting, in both a streaming and on-demand environment, overcoming the relative infrequency of live sporting events. Our customers pay us for the use of this software through either a fixed license fee per period or on a participation basis based on the volume of wagers and net win.

Our customers for Virtual Sports include regulated betting operators, lotteries, casinos, online operators and other gaming and lottery operators in the UK, continental Europe, Asia, Africa and North America. Virtual Sports can be adapted to function in a sports betting, lottery, or gaming environment and is therefore available to a wide range of customers in both public and private implementations.

Key events that impacted results for the Three-Month Period ended December 31, 2016

In our Virtual Sports business “Rush Football 2” went live with two of our Italian customers, further enhancing revenue in the Virtual retail & online estate.

Virtual Sports went live in Italy with one new customer in the retail & online estate and also successfully went live with two new mobile remote game server (“RGS”) integrations, our fifth and sixth customers, respectively, in the mobile RGS space. Further game integrations were also completed during the three-month period further increasing our revenues from all mobile RGS customers.

We also signed an exclusive long term partnership with Carm Productions and the Jockey Club to produce the first ever virtual Grand National. The Aintree Racecourse will be used as the back drop for a brand new suite of Grand National Racing products from Inspired.

Virtual Sports	For the Three-Month Period ended
	December 31,	December 31,	$ Variance		£ Variance
(In thousands)	2016	2015	2016 vs 2015		2016 vs 2015

Service Revenue	$7,023	$8,564	$(1,541)	(18.0)%	0.7%

Cost of Service	(853)	(1,209)	356	(29.4)%	(13.4)%

Selling, general and administrative expenses	(1,796)	(2,081)	285	(13.7)%	6.0%

Depreciation and amortization	(1,068)	(1,268)	200	(15.8)%	3.4%

Net operating profit	$3,306	$4,006	$(700)	(17.5)%	1.3%

Exchange Rate - $ to £	1.2463	1.5300

Key Performance Indicators

	For the Three-Month Period ended		Variance
	December 31,	December 31,	2016 vs 2015
Virtuals	2016	2015		%

Live Customers #	74	68	6	8.8%
Total Revenue (£'000)	£5,635	£5,598	£38	0.7%
Revenue Per Customer per day (£)	£777.09	£857.47	£(80.38)	(9.4)%

Virtual Sports Live Customers represents the number of customers in the period from which there is Virtual Sports revenue within the period (either license or recurring within the Virtuals or Mobile RGS markets).

Virtual Sports Revenue per Customer per Day represents the total US GAAP revenue for the Virtual Sports segment in the period, divided by the Virtual Sports Live Customers, divided by the number of days in the period.

Three-Month Period ended December 31, 2016 compared to December 31, 2015

Revenue

Virtual Sports revenue was broadly unchanged on a constant currency basis; however, adverse currency impacts of $1.6 million reduced revenue from $8.6 million to $7.0 million on a reported basis.

Virtual Sports experienced revenue growth of $0.1 million on a constant currency basis due to further RGS integrations into the mobile market with six customers compared to three for the same period in 2015. Other virtual recurring revenue increased year over year by $0.2 million due to new content and customer growth on stakes. This growth was offset by a decline in revenue due to roll-off of license revenue recognition of $0.3 million versus the prior year period.

Virtual Sports live customers increased by six from 68 to 74 in the interim period, including new RGS customers.

Segment Operating Profit

Virtual Sports operating profit was unchanged on a constant currency basis but decreased by $0.7 million from $4.0 million to $3.3 million on a reported basis. This was primarily attributable to adverse currency movements, which reduced operating profit by $0.8 million.

Total cost of service and SG&A expenses remained unchanged on a constant currency basis. Cost of service declined by $0.2 million and while SG&A expenses grew by $0.1 million. On a reported basis, Cost of service and SG&A expenses decreased by a combined $0.6 million from $3.3 million to $2.6 million, primarily due to favorable currency impacts.

Depreciation and amortization expenses were unchanged on a constant currency basis but decreased by $0.2 million from $1.3 million to $1.1 million on a reported basis. The variance is primarily attributable to favorable currency translation.

Non-GAAP Financial Metrics

The Company uses certain non-GAAP financial measures, such as EBITDA and Adjusted EBITDA, to enable the company to analyze its performance and financial condition. The company utilizes these financial measures to manage its business on a day-to-day basis and believes that they are the most relevant measures of performance. We believe that these measures are commonly used in the industry to measure performance. The Company believes these non-GAAP measures provide expanded insight to measure revenue and cost performance, in addition to the standard GAAP-based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, they may not be comparable to measures used by other companies within the industry. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. You should read this discussion and analysis of the company’s financial condition and results of operations together with the consolidated financial statements of the Company and the related notes thereto also included within this Report.

EBITDA is defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense.

Adjusted EBITDA is defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense, and other supplemental adjustments. The Company believes Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense and other operating income and expense. The Company believes Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of the company’s financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income or loss as it does not take into account certain requirements such as it excludes non-recurring gains and losses which are not deemed to be a normal part of the underlying business activities. The Company's use of Adjusted EBITDA may not be comparable to other companies within the industry. Management compensates for these limitations by using Adjusted EBITDA as only one of several measures for evaluating its business performance. In addition, capital expenditures, which impact depreciation and amortization, interest expense, and income tax benefit (expense), are reviewed separately by management.

Reconciliations from Net Loss per the Consolidated Statement of Operations and Comprehensive Loss to Adjusted EBITDA for the interim periods are shown below.

Constant Currency Results are a non-GAAP measure. The currency impact shown has been calculated as current period GBP:USD rate used less the equivalent rate in the prior period, multiplied by the current period amount in the functional currency (GBP). The remaining difference is therefore calculated as the difference in the functional currency, multiplied by the prior period average GBP:USD rate.

	For the Three-Month Period ended
	December 31,	December 31,
(In thousands)	2016	2015

Net loss	$(22,383)	$(16,874)

Items Relating to Legacy Activities:
Profit attributable to discontinued analogue activities	-	(73)
Pension charges	180	441
Costs relating to former operations	(112)	6

Items to be considered to be Exceptional in nature:
Costs of group restructure	-	38
Italian tax related costs	-	20
Transaction fees	9,615	1,278

Stock-based compensation expense	881	-

Depreciation and amortization	7,168	9,272
Total other expense, net	13,065	16,172
Income tax	51	86
Adjusted EBITDA	$8,465	$10,367

Adjusted EBITDA	£6,792	£6,776

Attributable to:
Operating company	6,818	6,776
Incremental public company costs	(26)	-

Exchange Rate - $ to £	1.2463	1.5300

Transaction fees in the period ending December 31, 2016 included professional fees incurred since the end of the prior year, professional fees contingent upon deal completion and bonuses paid to management.

Stock-based compensation in the period included a one-off time charge of $0.8 million related to compensation provided as a result of the transaction completion.

As a result of nil margin hardware sales (which may also be loss making when considered in isolation) distorting revenue, and therefore growth, ‘Revenue excluding nil margin sales’ is considered internally. A reconciliation of this is shown below for the periods under review.

	For the Three-Month Period ended
	December 31,	December 31,
(In thousands)	2016	2015

Net revenues per Financial Statements	$27,037	$30,815
Less Nil Margin Sales	(533)	34
Less Analogue Revenues	0	(73)
Revenue Excl. Nil Margin and Analogue	$26,504	$30,777

Revenue Excl. Nil Margin and Analogue	£21,266	£20,115

Exchange Rate - $ to £	1.2463	1.5300

Liquidity and Capital Resources

	Three Months Ended		Variance
(in thousands)	December 31,	December 31,
	2016	2015	2016 to 2015
Net loss	$(22,383)	$(16,874)	$(5,509)
Non-cash interest expense	9,762	11,285	(1,523)
Other net cash provided by operating activities	3,716	(979)	4,695
Net cash provided by/(used in) operating activities	(8,905)	(6,568)	(2,337)

Net cash used in investing activities	(7,633)	(9,187)	1,554
Net cash provided by (used in) financing activities	45,687	13,727	31,960
Effect of exchange rates on cash	301	12	289
Net (decrease) increase in cash and cash equivalents	$29,450	$(2,016)	$31,466

Three-Month Period ended December 31, 2016 compared to December 31, 2015

Net cash used in operating activities

Net cash flow used in operating activities was $8.9 million compared to $6.6 million in the prior period, a $2.3 million increase in cash utilization. This increase results from: a $5.5 million increase in net loss from $16.9 million to $22.4 million, as detailed in Results of Operations; partly offset by a $1.5 million decrease in Non-cash interest expense from $11.3 million to $9.8 million, as a result of the movement in the GBP:USD exchange rate and; a $4.7 million increase in other net cash provided by operating activities from a $1.0 million utilization to a $3.7 million generation. Underlying these movements are: an increase in transaction cost accruals of $1.8 million, movements in inventory levels $1.4 million and movements in deferred income taxes $1.2 million.

Net cash used in investing activities

Net cash used in investing activities decreased by approximately $1.6 million from $9.2 million to $7.6 million. The decreased spending was primarily attributable to lower spend on property, plant and equipment purchases.

Net cash from financing activities

Net cash from financing activities increased by $32.0 million from $13.7 million to $45.7 million. This was due to; a cash injection of $16.7 million received following the acquisition of the DMWSL 633 Group by Hydra Acquisitions Industries Corporation to form Inspired Entertainment Inc.; and $20.0 million proceeds received from private placement and sale of common stock; partly offset by the level of drawdown in the company’s revolver facility. A drawdown of $7.4 million was made during the three months ended December 31, 2016 compared to a drawdown of $13.7 million in the prior period.

Funding Needs and Sources

The company has historically relied on a combination of cash flows provided by operations and the incurrence of additional debt and/or the refinancing of existing debt to fund its obligations. As of December 31, 2016, the company had liquidity of $30.9 million in cash and cash equivalents, compared to $2.0 million in the prior year. The company had a working capital surplus of $10.8 million as of December 31, 2016 as compared to a working capital deficit of $4.4 million as of December 31, 2015. The level of working capital surplus or deficit operated by the company varies with the level of machine production and capitalization. In periods where significant levels of machines are being manufactured, the levels of inventory and creditors are higher than average and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payment to the suppliers. This and movements in trading activity levels can result in significant working capital volatility. In periods of low activity the working capital elements return to a more normalized level. Working capital is reviewed and managed to an extent to ensure that the current liabilities are covered by the level of cash held and the expected level of short term receipts.

Long term and Other Debt

Debt consists of senior bank debt and a revolver facility commitment. As at September 24, 2016 debt also included loan notes payable to the owners of Ordinary A shares (referred to as Payment in Kind (“PIK”) Loan Notes). As part of the acquisition of the DMWSL 633 Group by Hydra Acquisitions Industries Corporation to form Inspired Entertainment, Inc., these PIK loan notes have become internally owned and are therefore eliminated from the consolidated group figures.

The company has bank facilities of £90.0 million ($111.4 million) which is split between senior debt of £72.5 million ($89.7 million) and a revolving facility commitment of £17.5 million ($21.7 million). The senior debt facility has a cash interest rate on outstanding borrowings for this line of credit being the Bank of England’s bank’s base rate plus the base rate margin or LIBOR rate plus the bank’s LIBOR rate margin. The loan agreement includes a PIK interest rate on the outstanding borrowings that can be paid for or added to the outstanding debt. The senior debt facility is scheduled to mature on September 30, 2019. Due to foreign currency translation, these figures are revised at each Balance Sheet date.

The revolving facility has an interest rate on unutilized borrowings of 2%. The line of credit is scheduled to mature on June 30, 2019. £13.7 million ($17.0 million) and £7.8 million ($10.1 million) of the revolving facility had been drawn on December 31, 2016 and September 24, 2016 respectively. In addition to this draw, a further amount of the facility had been utilized at the end of each three month period for the Duty Deferment guarantee and the company credit card scheme. The amounts utilized at December 31, 2016 and September 24, 2016 amounted to $0.4 million for both years.

Debt issuance fees were capitalized when the debt was issued. As at December 31, 2016 and September 24, 2016 the amount of debt issuance fees capitalized amounted to $0.9 million and $1.2 million respectively.

The company also previously had 13.5% PIK loan notes payable to a syndicate of investors where interest of 13.5% was added to the loan amount. These loan notes had a maturity of July 6, 2018 and were held within DMWSL 632 Limited, an intermediate holding company of Inspired. As part of the acquisition of the DMWSL 633 Group by Hydra Acquisitions Industries Corporation to form Inspired Entertainment, Inc., these PIK loan notes became internally owned and within the new group and are therefore eliminated from the consolidated group figures. The total PIK loan balance at September 24, 2016 amounted to $298.2 million.

Debt Covenants

The Inspired Entertainment, Inc. Group is subject to covenant testing at quarterly intervals. The covenant testing is set at the DMWSL 631 Ltd group level and comprises tests on Leverage (Net Debt/EBITDA), Interest Cover (EBITDA/Interest Costs) and Super Senior Leverage (Net Debt + Revolver/EBITDA). These are measured under UK GAAP.

All trading in the Inspired Entertainment, Inc. is included within the DMWSL 631 Ltd Group, the only difference between the two groups relating to a small level (approximately $0.4 million per annum) of overhead and director fees and expenses and the movement in fair values on earn out and derivative liabilities ($1.3 million in the three months ended December 31, 2016).

The financial results of the DMWSL 631 Ltd Group need to pass the covenant levels set at each quarter end to avoid being in a covenant breach. Besides the quarterly tests, there is also an annual requirement that no more than £3 million can be spent on non-machine additions excluding labor capitalization.

There have been no breaches of debt covenants in the period ending December 31, 2016.

Off-balance sheet financing arrangements

As of December 31, 2016, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual obligations

As of December 31, 2016, the Company's contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in thousands)	Total	1 Year	1-3 years	3-5 years	5 years
Operating Activities
Interest on long-term debt	$30,763	$9,552	$21,211	$-	$-

Financing activities
Senior bank debt – principal repayment	89,712	-	89,712	-	-
Senior bank debt – compounded PIK debt interest	33,377	-	33,377	-	-
Finance lease payments	293	182	109	2	-
Interest on non-utilization fees	1,203	459	744	-	-

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and our disclosure of commitments and contingencies at the date of the financial statements. On an on-going basis, we evaluate our estimates and judgments. We base our estimates and judgments on a variety of factors, including our historical experience, knowledge of our business and industry and current and expected economic conditions, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

Please refer to our Current Report on Form 8-K filed with the SEC on December 30, 2016, for a discussion of our critical accounting policies. During the three months ended December 31, 2016, there were no material changes to these policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2016, we had £72.5 million ($89.7 million) of senior bank debt and £9.6 million ($11.8 million) of capitalized PIK debt interest that is subject to a floating interest rate charge that can vary with the LIBOR rate if this rate increases over a level of 3%. Due to the current rates of LIBOR, if floating interest rates increased by 1%, there would be no impact on the interest expense. If the floating interest rates increased by 5%, the additional interest charge would be approximately $0.6 million.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net assets total approximately $4.3 million and our US Dollar functional currency net liabilities total approximately $2.8 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2016 would result in translation adjustments of approximately $0.5 million and $0.3 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained earnings earned in Euros and in US Dollars in the three months ended December 31, 2016 were $1.4 million and $1.6 million respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2016 would result in translation adjustments of approximately $0.1 million and $0.1 million, respectively, recorded in trading operations.

The majority of the group’s trading is in GBP, the functional currency, although the reporting currency of the group is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the group’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results by approximately $2.3 million and would result in translation adjustments of approximately $10.0 million, recorded in other comprehensive loss.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2016, the end of the period covered by this Report.

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

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company has implemented additional controls to remediate material weakness associated with the Company’s lack of sufficient qualified personnel with the relative US GAAP knowledge to review conclusions reached regarding the accounting for complex transactions and related analyses to record amounts resulting from such transactions in financial records.

Remediation of a Material Weakness in Internal Control over US GAAP Knowledge

In conjunction with our auditors over the past 12 months, KPMG LLP and Marcum LLP, we identified a weakness on a lack of internal knowledge relative to US GAAP within the finance team of Inspired. While this was not indicative of wider controls limitations around accounting knowledge, given Inspired has been a private UK company for a number of years and therefore has not needed US GAAP knowledge previously, we have looked to remedy the weakness as a matter of urgency.

We recognize the importance of the control environment, as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness and enhance our internal control over US GAAP knowledge within the team. The following actions, which we believe will eventually remediate the material weakness, were completed as of the date of this filing:

●	We have engaged a third party CPA to assist with the production of consolidated US accounts and to be the initial point of contact for technical queries
●	Key finance team members have received specific, external training on US GAAP and the differences to UK GAAP and IFRS (being the accounting standard team members were previously qualified in)
●	Senior finance team members have attended external training courses on SEC reporting
●	Any more unusual transactions are highlighted early on in the process of recording the transaction and the initial Company conclusion explicitly discussed with external parties
●	Having been through a detailed US GAAP conversion as part of the Hydra transaction, as well as through US GAAS and PCAOB audits across four years of trading, there is a natural increase in knowledge of US GAAP across the finance team

We are committed to a strong internal control environment and will continue to review the effectiveness of our internal controls and may determine additional measures are also necessary.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority, except one claim from the Performing Rights Society is ongoing and relates to the alleged infringement of copyrighted material of the Performing Rights Society’s members in certain games on Fixed Odds Betting Terminals in UK Licensed Betting Offices. The UK bookmaker defendants (who have formed a joint defense group with the Company and Scientific Games Corporation) filed a defense to the claim (for approximately £7M) raised in the High Court in London by the Performing Rights Society on December 22, 2015. The parties agreed to undertake a process of mediation in September 2016. The Company is unable to determine the outcome of the claim and will defend it vigorously. Notwithstanding this, the Company has made a provision in the period ending July 2, 2016 of $0.3 million, which management believes to be adequate to cover the total net exposure to the Company with respect to this matter, including professional fees.

ITEM 1A. RISK FACTORS

RISK FACTORS RELATING TO OUR BUSINESS AND INDUSTRY

We operate in highly competitive industries and our success depends on our ability to effectively compete with numerous worldwide businesses.

We face competition from a number of worldwide businesses, some of which have substantially greater financial resources and operating scale than we do. Such competition could impact our ability to win new contracts and renew existing contracts. We continue to operate in a period of intense price-based competition in some key markets, which could affect the profitability of the contracts we do win.

Moreover, our businesses in certain markets also face competition from suppliers or operators who offer products for internet gaming in illegal, unregulated or lightly regulated markets, but are still permitted to supply products in certain regulated markets. As we generally operate only with regulated products in regulated markets, these competitors often have substantially greater financial resources which could impact our ability to win new contracts and renew existing contracts that can affect our future profitability.

Our business is subject to evolving technology.

The markets for all of our products and services are affected by changing technology, new regulations and evolving industry standards. Our ability to anticipate or respond to such changes and to develop and introduce new and enhanced products and services on a timely basis will be a significant factor in our ability to expand, remain competitive, attract new customers and retain existing contracts.

There can be no assurance that we will achieve the necessary technological advances, have the financial resources, introduce new products or services on a timely basis or otherwise have the ability to compete effectively in the markets we serve.

We are heavily dependent on our ability to renew our long-term contracts with our customers and we could lose substantial revenue if we are unable to renew certain of these contracts.

Generally, our Virtual Sports contracts are for initial terms of three to five years, with renewals at the customer’s option. SBG terminal contracts typically are for terms of four to six years, but certain customers have options for early termination under certain circumstances and there may be competitive pressure to renew or upgrade terminals during the life of these contracts. This can adversely affect revenues and / or return on capital and leave us with surplus terminals. Certain key contracts in the United Kingdom and Italy are subject to renewal or early termination options during the next two years.

There can be no assurance that our current contracts will be extended or that we will be awarded new contracts as a result of competitive bidding processes in the future. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenue.

Changes in applicable gambling regulations or taxation regimes may affect the revenues or profits generated by the contracts which we enter into with our customers. Many of the contracts which we have with our customers are on revenue-sharing terms, and therefore changes which adversely affect our customers may also adversely affect us. In addition, such changes may cause our customers to seek to renegotiate our contracts or may alter the terms on which such customers are prepared to renew their contracts.

We rely on a relatively small number of customers for a significant portion of our sales, and the loss of or material reduction in sales to any of our top customers could have a material adverse effect on our business, results of operations, financial condition and cash flows.

During the period ended December 31, 2016, there were two customers that represented at least 10% of our revenues, accounting for 30% and 11% of the Company’s revenues respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. A decision by any of our top customers to significantly decrease the volume of products purchased from us could substantially reduce revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.

We have achieved significant cost savings through our centralization of equipment and non-equipment purchases. However, as a result, we depend on and are exposed to the credit risk of a group of key suppliers. While we make every effort to evaluate our counterparties prior to entering into long-term and other significant procurement contracts, we cannot predict the impact on our suppliers of the current economic environment and other developments in their respective businesses. Insolvency, financial difficulties or other factors may result in our suppliers not being able to fulfill the terms of their agreements with us. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to us, or may force them to seek to renegotiate existing contracts with us. Although we believe we have alternative sources of supply for the equipment and other supplies used in our business, termination of our relationship with any of our key suppliers could have a material adverse effect on our business, financial condition or results of operations in the unlikely event that we were unable to obtain adequate equipment or supplies from other sources in a timely manner or at all.

Our ability to bid on new contracts is dependent upon our ability to fund any required up-front capital expenditures through our cash from operations, incurrence of indebtedness or raising additional equity capital.

Our SBG terminal contracts in the United Kingdom and Italy often require significant up-front capital expenditures for terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. Historically, we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our liquidity levels at the time or our ability to obtain additional debt or equity funding at commercially acceptable terms to finance the initial up-front costs. If we do not have adequate liquidity or are unable to obtain other funding for these up-front costs on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have a material adverse effect on our ability to retain existing contracts and therefore on future profitability.

Our business depends on the protection of our intellectual property and proprietary information.

We believe that our success depends, in part, on protecting our intellectual property in the United Kingdom and in other countries. Our intellectual property includes certain patents and trademarks relating to our systems, as well as proprietary or confidential information that is not subject to patent or similar protection. Our intellectual property protects the integrity of our games, systems, products and services, which is a core value of the industries in which we operate. Competitors may independently develop similar or superior products, software, systems or business models. In cases where our intellectual property is not protected by an enforceable patent, or other intellectual property protection, such independent development may result in a significant diminution in the value of its intellectual property.

There can be no assurance that we will be able to protect our intellectual property. We enter into confidentiality or license agreements with our employees, vendors, consultants and, to the extent legally permissible, our customers, and generally controls access to, and the distribution of, our game designs, systems and other software documentation and other proprietary information, as well as the designs, systems and other software documentation and other information we license from others. Despite our effort to protect these proprietary rights, unauthorized parties may try to copy our gaming products, business models or systems, use certain of our confidential information to develop competing products, or develop independently or otherwise obtain and use our gaming products or technology, any of which could have a material adverse effect on our business. Policing unauthorized use of our technology is difficult and expensive, particularly because of the global nature of our operations. The laws of other countries may not adequately protect our intellectual property.

There can be no assurance that our business activities, games, products and systems will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against it. Any such claim and any resulting litigation, should it occur, could subject us to significant liability for damages and could result in invalidation of our proprietary rights, distract management, and/or require it to enter into costly and burdensome royalty and licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us, or may not be available at all. In the future, we may also need to file lawsuits to defend the validity of our intellectual property rights and trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources.

We also rely on certain products and technologies that we license from third parties. There can be no assurance that these third-party licenses, or the support for such licenses, will continue to be available to us on commercially reasonable terms.

Our business competes on the basis of the stability, security and integrity of our software, networks, systems, games and products.

We believe that our success depends, in part, on providing secure products and systems to our vendors and customers with high levels of uptime, quality and availability. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, players, employees and others. Our ability to monitor and ensure quality of our products is periodically reviewed and enhanced. There can be no assurance that our business might not be affected by a security breach, virus, Denial of Service attack, or technical error, failure or lapse which could have a material adverse impact on our business.

Additionally, we maintain a large number of games and terminals and jackpot systems, which rely on algorithms and software designed to pay out winnings to players at certain ratios. Our systems, testing and processes to monitor and ensure the payout of games are periodically reviewed and enhanced, and are additionally reviewed and tested by third-party expert test houses. There can be no assurance that our business might not be affected by a malicious or unintentional breach or technical error, failure or lapse which could have a material adverse impact on payout ratios which would consequently have a material adverse effect on our business in the form of lost revenues or penalty payments to players or customers. Gaming regulators may take enforcement action against us (including the imposition of significant fines) where the payout ratios fall below the ratios advertised to customers, or our software, networks, systems, games and/or products otherwise suffer from technical error, failure or lapse.

Our industry may be subject to strict government regulations that could limit our existing operations and have a negative impact on our ability to grow.

In certain jurisdictions, forms of wagering, betting and lottery may be expressly authorized and governed by law and in other jurisdictions forms of wagering, betting and lottery may be expressly prohibited by law. If expressly authorized, such activities are typically subject to extensive and evolving governmental regulation. Gaming regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex gaming laws, rules and regulations in the jurisdictions in which we are licensed or may seek to be licensed. Most jurisdictions require that we are licensed and/or authorized, or that our key personnel and certain of our security holders are found to be suitable or are licensed, and that our products are reviewed, tested and certified or approved before placement. If a license, approval, certification or finding of suitability is required by a regulatory or national authority and we fail to seek or do not receive the necessary approval, license, certification or finding of suitability, then we may be prohibited from distributing our products for use in the respective jurisdiction. Additionally, such prohibition could trigger reviews of our Company by regulatory bodies in other jurisdictions.

The regulatory environment in any particular jurisdiction may change in the future, and any such change could have a material adverse effect on our results of operations or business in general. Moreover, there can be no assurance that the operation of Server Based Gaming terminals, Video Lottery Terminals, Virtual Sports Betting, Gaming or Lottery, Internet or Mobile gaming, betting, lottery or other forms of wagering systems will be approved, certified or found suitable by additional jurisdictions or that those jurisdictions in which these activities are currently permitted will continue to permit such activities in their existing forms or at all. While we believe that we have the means to continue to develop procedures and policies designed to comply with and monitor the requirements of evolving laws, there can be no assurance that law enforcement agencies, governmental agencies or gaming regulatory authorities, whether in existing or new jurisdictions will not seek to restrict our business or otherwise institute enforcement proceedings or other legal claims against the Company. Moreover, in addition to the risk of such enforcement actions or claims, we are also at risk from loss of business reputation in the event of any potential legal or regulatory investigation whether or not we are ultimately accused of or found to have committed any violations.

We supply certain of our products to operators who operate gaming websites. Some of those operators may take bets from customers in markets where no gaming laws or regulations exist and where the provision of online gaming is effectively unregulated. Whilst the Company seeks to ensure its customers only take best in markets where online gaming is legal, if any of those operators is subjected to investigatory or enforcement action by local regulatory or police authorities that may result in the operator withdrawing from such market which may adversely affect such operator’s revenues. The Company may itself be subject to investigatory or enforcement action (if and to the extent that local laws or other jurisdictions in which the Company operates imposes liability on suppliers for the activities of the customers that they supply or for receiving funds that are deemed to be illegal because of such activities). We seek to protect ourselves against any such liability for the activities of the operators that we supply, including contractually requiring those operators not to operate in certain territories and only supplying operators who we have reviewed to determine whether they uphold the requisite standards of regulatory and legal compliance. Nonetheless, there is a risk that we may fail to undertake sufficient due diligence or become subject to investigatory or enforcement action should we or any of our customers be accused of breaching any regulations or laws. Such action may adversely impact the time of our management, and impact our standing with its own gaming regulators.

We may be required to obtain and maintain licenses from various state and local jurisdictions in order to operate certain aspects of our business and may be subject to extensive background investigations and suitability standards. We may also become subject to regulation in any other jurisdiction where our customers are permitted to operate in the future. There can be no assurance that we will be able to obtain new licenses or renew any of our existing licenses, and the loss, denial or non-renewal of any of our licenses could have a material adverse effect on our business. Generally, regulatory authorities have broad discretion when granting, renewing or revoking approvals and licenses. Our failure, or the failure of any of our key personnel, systems or machines, in obtaining or retaining a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our key personnel, systems or gaming machines) to obtain or retain required licenses and approvals in other jurisdictions. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic area where we may operate and generate revenues, decrease our share in the gaming marketplace and put us at a disadvantage compared with our competitors.

Some jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically 5% or more) of equity securities of licensed or regulated businesses. The failure of beneficial owners of our common stock to submit to such background checks and provide required disclosure could jeopardize our business. In light of these regulations and the potential impact on our business, our second restated certificate of incorporation provides for the prohibition of stock ownership by persons or entities who fail to comply with informational or other regulatory requirements under applicable gaming law, who are found unsuitable to hold our stock by gaming authorities or whose stock ownership adversely affects our ability to obtain, maintain, renew or qualify for a license, contract, franchise or other regulatory approval from a gaming authority. The licensing procedures and background investigations of the authorities that regulate our businesses and the proposed amendment may inhibit potential investors from becoming significant stockholders or inhibit existing stockholders from retaining or increasing their ownership.

We are continually developing and implementing our internal compliance programs in an effort to ensure that we comply with all known legal requirements imposed in connection with our business activities. The compliance program is run on a day-to-day basis by our Chief Legal Officer with compliance and technical advice provided by our Compliance Manager and outside experts. There can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of administrative, civil and even criminal sanctions, monetary fines or suspension or revocation of one or more of our licenses.

Gaming opponents persist in their efforts to curtail legalized gaming, which, if successful, could limit our existing operations.

Legalized gaming is subject to opposition from gaming opponents, including in the United Kingdom, Italy and other markets where we are active. There can be no assurance that this opposition will not succeed in preventing the legalization of gaming in jurisdictions where these activities are presently prohibited or prohibiting or limiting the expansion or continuance of gaming where it is currently permitted, in either case to the detriment of our business, financial condition, results and prospects.

Our industry is subject to taxation by government and by regulations that set parameters for levels of gaming or wagering duty, tax, stake, prize and return to player.

In most jurisdictions in which we operate or expect to seek to operate, the level of duty and/or taxation and the stake, prize and return to player of wagering, betting and lottery games, and the speed at which players can participate in gaming, are defined in government regulations which are subject to change. Those regulations may also affect the premises in which gaming activities may take place (i.e., by limiting the number of gaming machines which may be housed in licensed gaming premises, or by restricting the locations in which licensed gaming premises may be situated). Once authorized, such parameters are subject to extensive and evolving governmental regulation. Moreover, such gaming regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex gaming parameters in the jurisdictions in which we are licensed. If a key parameter is changed, such as the level of taxation or duty or the maximum stake or prize or return to player of a game, then it may be to the detriment of our business, financial condition, results and prospects and/or we may be unable to distribute our products profitably for use in the prospective jurisdiction or existing products in which we have invested may become economically unviable.

Our inability to complete future acquisitions of gaming and related businesses and integrate those businesses successfully could limit our future growth, if any.

We expect to pursue expansion and acquisition opportunities in gaming and related businesses and we could face significant challenges in managing and integrating the expanded or combined operations including acquired assets, operations and personnel. There can be no assurance that acquisition opportunities will be available on acceptable terms or at all or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. Our ability to succeed in implementing our strategy will depend to some degree upon the ability of our management to identify, complete and successfully integrate commercially viable acquisitions. Acquisition transactions may disrupt our ongoing business and distract management from other responsibilities. Any future acquisition transactions involving the use of company stock have the potential of dilution to our existing stockholders and earnings per share.

Our business may be affected by changes in general and local economic and political conditions.

The demand for our services is sensitive to general and local economic conditions over which we have no control, including changes in the levels of consumer disposable income and geographical exposure to macro-economic trends and taxation. In addition, the economic stability of certain Eurozone countries where we conduct or intend to conduct business may become affected by sovereign debt crises. Adverse changes in economic conditions may affect our business generally or may be more prevalent or concentrated in particular markets in which we operate. Any deterioration in economic conditions or the continuation of uncertain economic conditions could have a material adverse effect on our business, financial condition, results of operations and prospects. Other economic risks which may adversely impact our performance include high interest rates, inflation and volatile foreign exchange markets.

The performance of our business may also be subject to political risks in certain jurisdictions where we operate, including change of government, political unrest, war or terrorism.

Our revenues fluctuate due to seasonal, weather and other variations and you should not rely upon its periodic operating results as indications of future performance.

Our revenues are subject to seasonal and other variations. Wagering equipment sales and software license revenues usually reflect a limited number of large transactions, which may not recur on an annual basis. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales and software license revenue. In addition, revenues may vary depending on the season and timing of contract awards, changes in customer budgets and general economic conditions. Revenues may also vary based on adverse sequences of payouts of prizes, unusual jackpot wins, and other variations in game margin.

Our business could also be impacted by natural or man-made disasters such as floods, storms or terrorist attacks. We have taken steps to have disaster recovery plans in place but there can be no assurance that such an event would not have a significant adverse impact on our business.

We are dependent on our suppliers and contract manufacturers, and any failure of these parties to meet its performance and quality standards or requirements or unexpected price raises could cause us to incur additional costs or lose customers.

We are dependent on a select group of suppliers and manufacturers. In addition, our business has signed a number of significant contracts whose performance depends on third party suppliers delivering equipment on schedule for us to meet its contract commitments. Failure of the suppliers to meet their delivery commitments could result in us being in breach of and subsequently losing those contracts, which loss could have a material adverse effect on our revenue.

We have operations in a variety of countries, which subjects us to additional risks.

Our business in foreign markets subject us to risks customarily associated with such operations, including:

•	foreign withholding taxes on our subsidiaries’ earnings that could reduce cash flow available to meet our required debt service and its other obligations;
•	the complexity of foreign laws, regulations and markets;
•	the impact of foreign labor laws and disputes;
•	other economic, tax and regulatory policies of local governments; and
•	the ability to attract and retain key personnel in foreign jurisdictions.

Our consolidated financial results are, and our consolidated financial results following the Merger will be, significantly affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than GBP or, following the Merger, US Dollars, and from the translation of foreign currency balance sheet accounts into GBP-denominated or US Dollar-denominated balance sheet accounts. Exposure to currency exchange rate fluctuations exists and will continue because a significant portion of our revenues are denominated in currencies other than the US Dollar, particularly GBP and the Euro. Exchange rate fluctuations have in the past adversely affected operating results and cash flows and may continue to adversely affect results of operations and cash flows and the value of assets.

There can be no assurance that we will be able to operate successfully in any foreign market.

Our business is capital intensive and the retention of customers may be influenced by our ability to deploy additional capital.

Customers of our server based gaming products frequently request us to incur capital expenditures to provide gaming terminals to support their land-based operations. While we seek to obtain what we believe to be satisfactory rates of return on such investments, these capital expenditures can be meaningful and may be concentrated within short periods of time. To the extent that we have insufficient access to capital and/or liquidity at the time that a customer, or prospective customer, makes such a request, we may be at a competitive disadvantage in retaining or attracting such customer. Such a circumstance could have a material adverse effect on our business, financial condition, results of operations or prospects.

We may be adversely affected by disruptions in our transaction gaming and lottery systems, as well as internal enterprise and information technology systems.

Our operations are dependent upon our transactional gaming, lottery and information technology systems. We rely upon such systems to manage customer systems on a timely basis, to coordinate our sales and installation activities across all of our locations and to manage invoicing. A substantial disruption in our transactional gaming, lottery and information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages, computer viruses, unauthorized access or delays in its service) could result in delays in serving our customers, which could adversely affect our reputation and customer relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins, or similar disruptions affecting the Internet and our disaster recovery plan may be ineffective at mitigating the effects of these risks. Such delays, problems or costs could have a material adverse effect on our financial condition, results of operations and cash flows.

We may be subject to claims arising from the operations of our various businesses for periods prior to the dates we acquired them.

Since 2010 and prior to the Merger, we consummated two acquisitions. We may be subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, employee-related and other liabilities and claims not covered by insurance. These claims or liabilities could be significant. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by various factors, including the specific time, monetary or other limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy their indemnification claims. In addition, insurance companies may be unwilling to cover claims that have arisen from acquired businesses or locations, or claims may exceed the coverage limits that our acquired businesses had in effect prior to the date of acquisition. If we are unable to successfully obtain insurance coverage of third-party claims or enforce our indemnification rights against the former owners, or if the former owners are unable to satisfy their obligations for any reason, including because of their current financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our financial condition and results of operations.

Our success depends on our key personnel.

Our business results depend largely upon the continued contributions of our chief executive officer and other members of our management team, as well as certain key technical specialists, game designers, operational experts and other developers and operators of key intellectual property and processes. If we lose the services of one or more members of our management team or key employees, our business, financial condition and results of operations, as well as the market price of our securities, could be adversely affected.

The long-term performance of our businesses relies on our ability to attract, develop and retain talented personnel and our labor force while controlling our labor costs.

To be successful, we must attract, develop and retain highly qualified and talented personnel who have the experience, knowledge and expertise to successfully implement our key business strategies. We also must attract, develop and retain our labor force while maintaining labor costs. We compete for employees, including sales people, regional management, executive officers and others, with a broad range of employers in many different industries, including large multinational firms, and we invest significant resources in recruiting, developing, motivating and retaining them. The failure to attract and retain key employees, or to develop effective succession planning to assure smooth transitions of those employees and the knowledge, customer relationships and expertise they possess, could negatively affect our competitive position and our operating results. Further, if we are unable to cost-effectively recruit, train and retain sufficient skilled personnel, we may not be able to adequately satisfy increased demand for our products and services, which could impact our operating results.

The obligations associated with being a public company will require significant resources and management attention.

We currently face legal, accounting, administrative and other costs and expenses applicable to a U.S. public company that Inspired did not incur as a private company, particularly when we no longer qualify as an emerging growth company. In addition, Inspired has been a private company with limited accounting personnel and other related resources and will need to add personnel in areas such as accounting, financial reporting, investor relations and legal in connection with our operations as a public company. We expect to incur incremental costs related to operating as a public company of approximately $2.0 million annually, although there can be no assurance that these costs will not be higher, particularly when we no longer qualify as an emerging growth company. Our combined company will be subject to the reporting requirements of the Exchange Act, which requires us to file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the Public Company Accounting Oversight Board and the NASDAQ, each of which imposes additional reporting and other obligations on public companies. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including establishing and maintaining internal controls over financial reporting. Our compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend upon a limited number of customers in any given period to generate a substantial portion of our revenue, the loss of any of which may adversely affect our business or results of operations.

Certain key customers, including certain United Kingdom and Italian SBG Terminal customers and certain Virtual Sports customers make a significant contribution to our revenues and profitability. Our top ten customers generated 69% of total revenues and 81% of recurring revenues in our most recently ended fiscal year. The loss of any of these customers, whether through contract expiry and non-renewal, exercise of change of control rights, breach of contract or other adverse factors may materially adversely affect revenues and/or return on capital and leave us with surplus terminal and or software assets. If any of these customers’ experience reduced sales or revenue, such reduction may materially impact any revenue-share arrangements we have with those customers.

Restrictions in our existing credit agreement, or any other indebtedness we may incur in the future, could adversely affect our business, financial condition, results of operations, and our ability to make distributions to stockholders and the value of our common stock.

Our existing credit agreement, or any future credit facility or other indebtedness it enters into, may limit its, or our, ability to, among other things:

•	incur or guarantee additional debt;
•	make distributions or dividends on or redeem or repurchase shares of common stock;
•	make certain investments and acquisitions;
•	make capital expenditures;
•	incur certain liens or permit them to exist;
•	enter into certain types of transactions with affiliates;
•	acquire, merge or consolidate with another company; and
•	transfer, sell or otherwise dispose of all or substantially all of our assets.

The provisions of our existing credit agreement or other debt instruments may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our credit agreement, any future credit facility or other debt instruments could result in a default or an event of default that could enable our lenders or other debt holders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, its assets may be insufficient to repay such debt in full, and we or you could experience a partial or total loss of our investment.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

Economic and credit market conditions, the performance of the gaming industry, and our financial performance, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit, economic conditions and financial, business and other factors, many of which are beyond our control.

We may be unable to identify sufficient new products and product lines and integrate them into our existing business, which may impact our ability to compete; our expansion into new markets may present competitive and regulatory challenges that differ from current ones.

Our business depends in part on our ability to identify future products and product lines that complement existing products and product lines and that respond to our customers’ needs. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which it competes or trends in new products. In addition, our ability to integrate new products and product lines into our existing business could affect our ability to compete. Furthermore, the success of new products and product lines will depend on market demand and there is a risk that new products and product lines will not deliver expected results, which could negatively impact our future sales and results of operations. Our expansion into new markets may present competitive, distribution and regulatory challenges that differ from current ones. We may be less familiar with new product categories and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations.

RISK FACTORS RELATING TO OUR STATUS AS A PUBLIC COMPANY

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002 that are now applicable to us subsequent to the Merger.

Prior to the Merger, we were not subject to Section 404 of the Sarbanes-Oxley Act of 2002. However, following the Merger, we are required to provide management’s attestation on internal controls commencing with our annual report for the year ending September 30, 2017. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act of 2002 are significantly more stringent than those previously required of Inspired as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the regulatory compliance and reporting requirements that are now applicable to us subsequent to the Merger. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our common stock.

Certain material weaknesses in our internal control over financial reporting were identified in connection with the audits of the consolidated financial statements of Inspired presented in accordance with US GAAP as of the periods ended September 24, 2016, September 26, 2015 and September 27, 2014. Material weaknesses in our internal control over financial reporting could result in a failure to prevent, or to detect or correct on a timely basis, material misstatements in the financial statements of our Company, and could have a material adverse effect on the price of our common stock.

We enter into transactions that are complex and whose accounting treatment under US GAAP requires extensive knowledge of US GAAP and financial reporting disclosure requirements. In connection with the audits of the consolidated financial statements of Inspired in accordance with US GAAP, adjustments to the Inspired accounts and the disclosures in the notes to the financial statements were identified and proposed, and recorded by Inspired, which were necessary in order for the Inspired financial statements to be in conformity with US GAAP. Inspired had not previously had the occasion to prepare its financial statements in accordance with US GAAP. The identification, in connection with the recent US GAAP audit process, of certain adjustments required in order to present those financial statements in accordance with US GAAP suggested less complete internal technical knowledge of US GAAP which was characterized as a material weakness in internal control over financial reporting from a US GAAP perspective. We retained a person with the requisite technical accounting knowledge of US GAAP in order to address the identified material weaknesses and assist in compliance with US GAAP on an ongoing basis. However, no assurance can be given that internal control will be sufficient to prevent potential material weaknesses from occurring in future periods. If additional material weaknesses are discovered in the future, we may fail to meet our future reporting obligations in a timely and reliable manner and our financial statements may contain material misstatements. Any such failure could also adversely affect the results of our periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting. Further, it could cause our investors to have less confidence in the financial information we report, which could adversely affect the price of our common stock.

We may be required to recognize impairment charges related to goodwill, identified intangible assets and property and equipment or to take write-downs or write-offs, restructuring or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could have an adverse effect on your investment.

We are required to test goodwill and any other intangible asset with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and property and equipment for impairment if there are indicators of a possible impairment. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and property and equipment. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our financial condition and results of operations.

Even though these charges may be non-cash items and would not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the Company or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

We may be unable to obtain Debt Financing if necessary to fund our operations and growth.

We may require additional financing to fund our operations and growth. The failure to secure additional financing could have a material adverse effect on our continued development or growth. None of our officers, directors or stockholders is required to provide any financing to us.

There is no guarantee that the public warrants will ever be in the money, and they may expire worthless and the terms of our warrants may be amended.

The exercise price for our public warrants is $5.75 per one-half of one share ($11.50 per whole share), subject to adjustment. Warrants may be exercised only for a whole number of shares of our common stock. No fractional shares will be issued upon exercise of the warrants. There is no guarantee that the public warrants will ever be in the money prior to their expiration and they may expire worthless.

In addition, the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

Concentration of ownership of the Company may have the effect of delaying or preventing a change in control.

Our largest stockholder holds approximately 49% of the Company and has the ability to strongly influence the outcome of corporate actions of the Company requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

Our ability to successfully operate our business is largely dependent upon the efforts of certain key personnel. The loss of such key personnel could negatively impact the operations and profitability of our business.

Our ability to successfully operate our business is dependent upon the efforts of certain key personnel. Although we expect all of such key personnel to remain with our company going forward, it is possible that we will lose some key personnel, the loss of which could negatively impact the operations and profitability of our business. Furthermore, some of the individuals who were previously employed by Inspired may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

If our results do not meet expectations, a market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from, NASDAQ for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on NASDAQ or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

There can be no assurance that our common stock and warrants will continue to be so listed or, if listed, that we will be able to comply with the continued listing standards of NASDAQ.

If, at any point, NASDAQ delists our common stock or warrants from trading on its exchange due to our failure to meet NASDAQ’s listing standards, we and our stockholders could face significant material adverse consequences including:

▪	a limited availability of market quotations for our securities;
▪	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
▪	a limited amount of analyst coverage; and
▪	a decreased ability to issue additional securities or obtain additional financing in the future.

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for so long as we are an “emerging growth company.”

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. The Company will be required to provide management’s attestation on internal controls effectiveness with respect to the year ending September 30, 2017. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company.” We could be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following October 29, 2019, the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

If the results of operations do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If our results do not meet the expectations of investors or securities analysts, the market price of our securities may decline. In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of the Company’s securities may include:

▪	market conditions affecting the gaming industry;
▪	quarterly variations in our results of operations;
▪	changes in government regulations;
▪	the announcement of acquisitions by us or our competitors;
▪	changes in general economic and political conditions;
▪	volatility in the financial markets;
▪	results of our operations and the operations of others in our industry;
▪	changes in interest rates;
▪	threatened or actual litigation and government investigations;
▪	the addition or departure of key personnel;
▪	actions taken by our stockholders, including the sale or disposition of their shares of our common stock; and
▪	differences between our actual financial and operating results and those expected by investors and analysts and changes in analysts’ recommendations or projections.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and NASDAQ in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Our business and stock price may suffer as a result of our lack of public company operating experience and if securities or industry analysts do not publish or cease publishing research or reports about the Company, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

Prior to the completion of the Merger, we were a blank check company. The Company’s lack of public company operating experience may make it difficult to forecast and evaluate our future prospects. If the Company is unable to execute its business strategy, either as a result of its inability to manage effectively its business in a public company environment or for any other reason, the Company’s business, prospects, financial condition and operating results may be harmed.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on the Company. If no securities or industry analysts commence coverage of the Company, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover the Company change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

The future exercise of further registration rights may adversely affect the market price of our common stock.

Our common stock is subject to registration rights agreements. We are obligated to register founder shares, placement warrants and shares issuable upon exercise of placement warrants pursuant to a registration rights agreement signed in connection with our IPO and we are obligated to register the shares purchased in the Macquarie Forward Purchase pursuant to a registration rights agreement signed in connection with the private placement. In addition, pursuant to the Sale Agreement, we are obligated to promptly file a resale “shelf” registration statement to register the shares of our common stock issued to the Vendors. Sales of restricted securities pursuant to these agreements may substantially depress the market price of our common stock.

We may redeem any public warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We will have the ability to redeem the public warrants at any time after they become exercisable and prior to their expiration at a price of $0.01 per warrant, provided that (i) the last reported sale price of our common stock equals or exceeds $24.00 per share for any 20 trading days within the 30 trading-day period ending on the third business day before we send the notice of such redemption (on February 7, 2017, the last reported sale price for shares of our common stock was $8.00) and (ii) on the date we give notice of redemption and during the entire period thereafter until the time the warrants are redeemed, there is an effective registration statement under the Securities Act covering the shares of our common stock issuable upon exercise of the public warrants and a current prospectus relating to them is available unless warrants are exercised on a cashless basis. Redemption of the outstanding public warrants could force holders of public warrants:

▪	to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so;
▪	to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants; or
▪	to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.

Anti-takeover provisions contained in our second amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Company’s second amended and restated certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

▪	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
▪	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director with or without cause by stockholders, which prevents stockholders from being able to fill vacancies on our board of directors;
▪	the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
▪	limiting the liability of, and providing indemnification to, our directors and officers;
▪	controlling the procedures for the conduct and scheduling of stockholder meetings; and
▪	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our board of directors and management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our second amended and restated certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our directors and key personnel are subject to the approval of certain regulatory authorities, which, if withheld, will require us to sever our relationship with non-approved individuals, which could adversely impact our operations.

Our members, managers, directors, officers and key employees must also be approved by certain government and state regulatory authorities. If such regulatory authorities were to find a person occupying any such position unsuitable, we would be required to sever our relationship with that person. We may thereby lose key personnel which would have a negative effect on our operations. Certain public and private issuances of securities and certain other transactions by us also require the approval of certain state regulatory authorities. Further, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators. For a summary of some of the significant gaming regulations that affect our business, see ‘‘Risk Factors Relating To Our Business And Industry” above. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to increase at any time.

The Company is subject to extensive regulation at various levels, and licensing and gaming authorities have significant control over its operations, which could have a negative effect on our business and could cause us to redeem certain shareholders on potentially disadvantageous terms.

The operations of our business are contingent upon obtaining and maintaining all necessary licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to operate our business is extensive.

Regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in our operations. Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied. The suspension or revocation of any license which may be granted to us or the levy of substantial fines or forfeiture of assets could significantly harm our business, financial condition and results of operations. Furthermore, compliance costs associated with gaming laws, regulations and licenses are significant. Any change in the laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming licenses could require us to make substantial expenditures or could otherwise negatively affect our gaming operations and results of operations.

Our second amended and restated certificate of incorporation provides that, to the extent required by the gaming authority making the determination of unsuitability or to the extent the board of directors determines, in its sole discretion, that a person is likely to jeopardize the Company’s or any affiliate’s application for, receipt of, approval for, right to the use of, or entitlement to, any gaming license, shares of our capital stock that are owned or controlled by an unsuitable person or its affiliates are subject to mandatory redemption by us. The redemption price may be paid in cash, by promissory note, or both, as required, and pursuant to the terms established by, the applicable gaming authority and, if not, as we elect. Such a redemption could occur on terms that a shareholder believes to be disadvantageous.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, including non-U.S. governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented to our company or to another entity.

Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in similar businesses to the one which we operate.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented — to our company or to another entity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We are a holding company and conduct all of our operations through our subsidiaries.

We are a holding company and derive all of our operating income from our subsidiaries. Other than any cash we retain, all of our assets are held by our direct and indirect subsidiaries. We rely on the earnings and cash flows of our subsidiaries, which are paid to us by our subsidiaries, if and only to the extent available, in the form of dividends and other payments or distributions, to meet our debt service obligations. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends and other distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

RISK FACTORS RELATING TO GLOBAL ECONOMIC CONDITIONS

Volatility or disruption in the financial markets could materially adversely affect our business and the trading price of our common stock.

Our business relies on stable and efficient financial markets. Any disruption in the credit and capital markets could adversely impact our ability to obtain financing on acceptable terms. Volatility in the financial markets could also result in difficulties for financial institutions and other parties that we do business with, which could potentially affect the ability to access financing under existing arrangements. We are exposed to the impact of any global or domestic economic disruption, including any potential impact of the recent vote by the United Kingdom to exit the European Union (commonly referred to as "Brexit") and the sovereign debt crises in certain Eurozone countries where we do business. Our ability to continue to fund operating expenses, capital expenditures and other cash requirements over the long term may require access to additional sources of funds, including equity and debt capital markets, and market volatility and general economic conditions may adversely affect our ability to access capital markets. In addition, the inability of our vendors to access capital and liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, or the insolvency of our vendors, could lead to their failure to deliver merchandise. If we are unable to purchase products when needed, our sales could be materially adversely impacted. Accordingly, volatility or disruption in the financial markets could impair our ability to execute our growth strategy and could have a material adverse effect on the trading price of our common stock.

Currency exchange rate fluctuations could result in lower revenues, higher costs and decreased margins and earnings.

We will conduct purchase and sale transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates globally. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom's June 23, 2016 referendum in which voters approved the United Kingdom's exit from the European Union, commonly referred to as “Brexit.” It is possible that sovereign debt crises in certain Eurozone countries could lead to the abandonment of the Euro and the reintroduction of national currencies in those countries. International revenues and expenses generally are derived from sales and operations in various foreign currencies, and these revenues and expenses could be affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into U.S. Dollars for consolidated financial reporting, as weakening of foreign currencies relative to the U.S. Dollar will adversely affect the U.S. Dollar value of the Company's foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations could have an adverse effect on our results of operations and financial condition.

We may hedge certain foreign currency exposures to lessen and delay, but not to completely eliminate, the effects of foreign currency fluctuations on our financial results. Since the hedging activities are designed to lessen volatility, they not only reduce the negative impact of a stronger U.S. Dollar or other trading currency, but they also reduce the positive impact of a weaker U.S. Dollar or other trading currency. Our future financial results could be significantly affected by the value of the U.S. Dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.

Global economic conditions could have a material adverse effect on our business, operating results and financial condition.

The uncertain state of the global economy continues to impact businesses around the world, most acutely in emerging markets and developing economies. If global economic and financial market conditions do not improve or deteriorate, the following factors could have a material adverse effect on our business, operating results and financial condition:

•	Slower consumer spending may result in reduced demand for our products, reduced orders from retailers for our products, order cancellations, lower revenues, higher discounts, increased inventories and lower gross margins;
•	In the future, we may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so;
•	We will conduct transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar. Continued volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies could have a significant impact on our reported operating results and financial condition;
•	Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain could have a material adverse effect on our costs, gross margins and profitability;
•	If operators or distributors of our products experience declining revenues or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, late retailer payments, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense;
•	If operators or distributors of our products experience severe financial difficulty, some may become insolvent and cease business operations, which could negatively impact the sale of our products to consumers; and
•	If contract manufacturers of our products or other participants in our supply chain experience difficulty obtaining financing in the capital and credit markets to purchase raw materials or to finance capital equipment and other general working capital needs, it may result in delays or non-delivery of shipments of our products.

International hostilities, terrorist or cyber-terrorist activities, natural disasters, pandemics, and infrastructure disruptions could prevent us from effectively serving our customers and thus adversely affect our results of operations.

Acts of terrorist violence, cyber-terrorism, political unrest, armed regional and international hostilities and international responses to these hostilities, natural disasters, including hurricanes or floods, global health risks or pandemics or the threat of or perceived potential for these events could have a negative impact on us. These events could adversely affect our customers’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our employees and our physical facilities and operations around the world, whether the facilities are ours or those of our third-party service providers or customers. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us to deliver products and services to our customers. Extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at our facilities or otherwise, could also adversely affect our ability to serve our customers. We may be unable to protect our employees, facilities and systems against all such occurrences. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our customers, our results of operations could be adversely affected.

Risk Relating to the Referendum on the United Kingdom’s Membership in the European Union

The announcement of the United Kingdom’s advisory referendum vote to exit from the European Union (“Brexit”) could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with existing and potential customers, suppliers and employees. The referendum is non-binding; however, if the United Kingdom’s government initiates the process for the United Kingdom to leave the European Union, negotiations would then commence to determine the terms of the United Kingdom’s future relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The measures could potentially disrupt some of our markets and jurisdictions in which we operate, and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. In addition, the announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the US Dollar against some foreign currencies and the weakening of GBP against some foreign currencies. The announcement of Brexit also may create global economic uncertainty, which may cause customers and potential customers to monitor their costs and reduce their budgets for products and services. Any of these effects of Brexit, among others, could materially adversely affect the business, business opportunities, results of operations, financial condition and cash flows of our Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is made to “Item 2.01. Completion of Acquisition or Disposition of Assets – Recent Sales of Unregistered Securities” of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2016. The issuance of 174,095 shares of common stock to certain advisors and vendors of the Company as payment for services rendered was determined at a price of $10.00 per share.

On December 29, 2016, 722,466 Restricted Stock Units and 950,484 shares of restricted stock were granted under the 2016 Incentive Plan to a group of Inspired’s senior management. On the same date, grants of 95,414 Restricted Stock Units were made under the Second Plan, the majority of which were awarded to members of Inspired’s management in connection with their agreement to accept 50% of the transaction bonuses owing them upon the closing of the Merger in equity and 50% in cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Inspired Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2016).
10.1*†	Senior Term and Revolving Facilities Agreement, dated March 18, 2014, by and among DMSWL 631 Limited, the Original Borrowers thereunder, the Original Guarantors thereunder, Ares Management Limited and Lloyds Bank plc.
10.2	Share Sale Agreement, dated July 13, 2016, by and among the Company, the Vendors named on Schedule 1 thereto, DMWSL 633 Limited, DMWSL 632 Limited and Gaming Acquisitions Limited (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A filed with the SEC on July 20, 2016).
10.3	Registration Rights Agreement, dated December 23, 2016, by and among the Company and the Vendors (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2016).
10.4	Stockholders Agreement, dated December 23, 2016, by and among the Company, Hydra Industries Sponsor LLC, Macquarie Sponsor and the Vendors (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2016).
10.5	Employment Agreement, dated December 14, 2016, by and between the Company and Daniel B. Silvers (incorporated by reference to Exhibit 10. 3 to the registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2016).
10.6	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2016).
10.7	Investment Management Trust Account Agreement, dated October 24, 2014, by and among the Company and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 10. 4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2014.)
10.8	Amendment to Investment Management Trust Agreement, dated October 27, 2016, by and among the Company and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2016).
10.9	Contingent Forward Purchase Contract, dated October 24, 2014, by and among the Company and MIHI LLC (incorporated herein by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2014).
10.10	Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Annex C to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 23, 2016).
10.11	Inspired Entertainment, Inc. Second Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2016).
10.12	Forms of Grant Agreements under the Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan and the Inspired Entertainment, Inc. Second Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2016).
10.13	Completion Arrangements Agreement, dated December 23, 2016, by and between the Company and the Vendors (incorporated by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2016).
10.14*	Service Agreement, dated April 1, 2015, by and between Inspired Gaming (Gibraltar) Limited and Luke Alvarez.
10.15*	Service Agreement, dated March 18, 2009, by and between Inspired Gaming (UK) Limited and Steve Rogers.
10.16*	Service Agreement, dated October 1, 2008, by and between Inspired Gaming (UK) Limited and David Wilson, as amended.
10.17*	Letter Agreement, dated December 23, 2016, by and between Luke Alvarez and the Company.
10.18*	Subscription Agreement, dated December 29, 2016, by and between Luke Alvarez and the Company.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
†	Registrant has omitted portions of the relevant exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: February 9, 2017	/s/ Luke L. Alvarez
Name: Luke L. Alvarez
Title: Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2017	/s/ Stewart F.B. Baker
Name: Stewart F.B. Baker
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

