Form 10-Q/A
period 2016-09-30
Inspired Entertainment, Inc.
filed 2017-05-03
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

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

Hydra Industries Acquisition Corp.

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

Explanatory Note

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the quarterly report on Form 10-Q of Inspired Entertainment, Inc., formerly Hydra Industries Acquisition Corp. (the “Company”), for the quarterly period ended September 30, 2016, as filed with the Securities and Exchange Commission on November 10, 2016 (the “Form 10-Q”). On December 23, 2016, upon consummation of a business combination, the Company ceased to be a shell company and its name was changed from Hydra Industries Acquisition Corp. to Inspired Entertainment, Inc.

This Amendment is an exhibit-only filing solely for the purpose of filing a revised Exhibit 10.2 in connection with the confidential treatment process. No revisions are being made to the Company’s financials statements and this Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

Table of Contents

PART II — OTHER INFORMATION

Exhibits

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

Exhibit Number	Description
10.1*	Share Sale Agreement, dated as of July 13, 2016, by and among Hydra Industries Acquisition Corp., the Vendors named on Schedule 1 thereto, DMWSL 633 Limited, DMWSL 632 Limited and Gaming Acquisitions Limited (incorporated by reference to the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 20, 2016).
10.2**†	Letter Agreement, dated as of June 21, 2016, by and among Hydra Industries Acquisition Corp. and Macquarie Capital (USA), Inc.
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed.

**	Filed herewith.

†	Confidential treatment requested by the Company as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

May 3, 2017	/s/ Luke L. Alvarez
Luke L. Alvarez
Chief Executive Officer
(Principal Executive Officer)

May 3, 2017	/s/ Stewart F.B. Baker
Stewart F.B. Baker
Chief Financial Officer
(Principal Financial and Accounting Officer)