Form 10-Q
period 2017-03-31
Inspired Entertainment, Inc.
filed 2017-05-08
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No  ☒

As of May 5, 2017, there were 22,419,069 shares of the Company’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2017	September 24, 2016
	(Unaudited)
Assets
Current assets
Cash	$13,345	$1,486
Accounts receivable, net	21,752	16,446
Inventory, net	6,702	7,684
Prepaid expenses and other current assets	18,881	19,124
Total current assets	60,680	44,740

Property and equipment, net	44,775	49,231
Software development costs, net	41,100	36,960
Other acquired intangible assets subject to amortization, net	10,167	12,234
Goodwill	43,829	45,705
Other assets	980	1,000
Total assets	$201,531	$189,870

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$12,621	$13,662
Accrued expenses	13,148	17,478
Corporate tax and other current taxes payable	2,957	4,665
Deferred revenue, current	10,247	9,593
Other current liabilities	3,133	3,115
Current portion of long-term debt	13,723	10,082
Current portion of capital lease obligations	484	210
Total current liabilities	56,313	58,805

Long-term debt	103,298	402,327
Capital lease obligations, net of current portion	394	165
Deferred revenue, net of current portion	10,066	12,282
Earnout liability	10,478	-
Derivative liability	1,136	-
Other long-term liabilities	12,774	12,362
Total liabilities	194,459	485,941

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock; $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2017 and September 24, 2016	-	-
Common stock; $0.0001 par value; 49,000,000 shares authorized; 20,378,002 shares and 11,801,369 shares issued and outstanding at March 31, 2017 and September 24, 2016, respectively	2	1
Additional paid in capital	320,248	614
Accumulated other comprehensive income	48,116	33,105
Accumulated deficit	(361,294)	(329,791)
Total stockholders' equity (deficit)	7,072	(296,071)
Total liabilities and stockholders' equity (deficit)	$201,531	$189,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Revenue:
Service	$25,396	$29,151	$50,640	$59,223
Hardware	2,664	1,289	4,457	2,032
Total revenue	28,060	30,440	55,097	61,255

Cost of sales, excluding depreciation and amortization:
Cost of service	(3,232)	(4,125)	(6,980)	(8,492)
Cost of hardware	(2,451)	(503)	(3,612)	(841)
Selling, general and administrative expenses	(14,404)	(14,595)	(28,135)	(30,771)
Stock-based compensation expense	(1,291)	-	(1,327)	-
Acquisition related transaction expenses	(813)	(389)	(11,273)	(1,667)
Depreciation and amortization	(8,004)	(9,172)	(15,172)	(18,444)
Net operating (loss) income	(2,135)	1,656	(11,402)	1,040

Other income (expense)
Interest income	-	-	12	-
Interest expense	(4,542)	(14,905)	(18,965)	(31,012)
Change in fair value of earnout liability	(2,155)	-	(879)	-
Change in fair value of derivative liability	(203)	-	(79)	-
Other finance costs	(53)	(63)	(107)	(128)
Total other expense, net	(6,953)	(14,968)	(20,018)	(31,140)

Net loss before income taxes	(9,088)	(13,312)	(31,420)	(30,100)
Income tax expense	(32)	(203)	(83)	(289)
Net loss	(9,120)	(13,515)	(31,503)	(30,389)

Other comprehensive income (loss):
Foreign currency translation gain/(loss)	649	18,706	18,134	18,408
Actuarial losses on pension plan	(1,867)	(2,498)	(3,123)	(3,790)
Other comprehensive income/(loss)	(1,218)	16,208	15,011	14,618

Comprehensive (loss) income	$(10,338)	$2,693	$(16,492)	$(15,771)

Net loss per common share – basic and diluted	$(0.45)	$(1.15)	$(1.94)	$(2.61)

Weighted average number of shares outstanding during the period – basic and diluted	20,378,002	11,801,369	16,266,916	11,648,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	income	deficit	(deficit)

Balance as of September 24, 2016	11,801,369	$1	$614	$33,105	$(329,791)	$(296,071)
Foreign currency translation adjustments	-	-	-	18,134	-	18,134
Actuarial losses on pension plan	-	-	-	(3,123)	-	(3,123)
Shares issued in Merger	8,412,097	1	326,237	-	-	326,238
Earnout liability related to Merger (see Note 13)	-	-	(9,575)	-	-	(9,575)
Sale of common stock	164,536	-	1,645	-	-	1,645
Stock-based compensation expense	-	-	1,327	-	-	1,327
Net loss	-	-	-	-	(31,503)	(31,503)
Balance as of March 31, 2017	20,378,002	$2	$320,248	$48,116	$(361,294)	$7,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(31,503)	$(30,389)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,172	18,444
Stock-based compensation expense	1,327	-
Change in fair value of derivative liability	79	-
Change in fair value of earnout liability	879	-
Non-cash interest expense relating to PIK loan notes	9,762	21,578

Changes in assets and liabilities:
Accounts receivable	(5,865)	(4,684)
Inventory	679	(575)
Prepaid expenses and other assets	(432)	5,651
Corporate tax and other current taxes payable	(1,474)	(361)
Accounts payable	2,363	3,973
Other current liabilities	(11)	(226)
Deferred revenues and customer prepayment	(486)	(2,895)
Accrued expenses	(1,295)	(2,476)
Other long-term liabilities	(1,496)	(2,919)
Net cash (used in) provided by operating activities	(12,301)	5,121

Cash flows from investing activities:
Purchases of property and equipment	(9,092)	(8,697)
Purchases of capital software	(11,248)	(10,258)
Net cash used in investing activities	(20,340)	(18,955)

Cash flows from financing activities:
Proceeds from issuance of revolver and long-term debt	4,039	12,737
Proceeds from (repayments of) finance leases	517	(75)
Cash received in connection with Merger	36,664	-
Proceeds from sale of common stock	1,645	-
Repayments of long-term debt	-	-
Net cash provided by financing activities	42,865	12,662

Effect of exchange rate changes on cash	1,635	(125)
Net increase (decrease) in cash	11,859	(1,297)
Cash, beginning of period	1,486	4,060
Cash, end of period	$13,345	$2,763

Supplemental cash flow disclosures
Cash paid during the period for interest	$5,604	$6,418
Cash paid during the period for income taxes	$47	$9

Supplemental disclosure of noncash investing and financing activities
Fair value adjustment of PIK shareholder loans	$174,990	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in thousands, except share and per share data)

(Unaudited)

1.	Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies

Company Description and Nature of Operations

Inspired Entertainment, Inc. (f/k/a Hydra Industries Acquisition Corp.) (the “Company,” the “Group,” “we,” “our,” and “us”) is a global gaming technology company, supplying Virtual Sports, Mobile and Server Based Gaming (“SBG”) systems to regulated lottery, betting and gaming operators worldwide. Our strategic focus is the development and sale of software systems and digital terminals.

The Company was originally incorporated in Delaware on May 24, 2014 as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. On December 23, 2016 (the “Closing Date”), the Company consummated its business combination with DMWSL 633 Limited (“Inspired”) pursuant to the Share Sale Agreement (the “Merger”), dated as of July 13, 2016, by and among the Company, the previous owners, Inspired, DMWSL 632 Limited and Gaming Acquisitions Limited (the “Sale Agreement”). In connection with the closing of the Merger, the Company changed its name from Hydra Industries Acquisition Corp. to Inspired Entertainment, Inc. Unless the context otherwise requires, the “Company” refers to the combined company and its subsidiaries following the Merger, “Hydra” refers to the Company prior to the closing of the Merger and “Inspired” refers to Inspired prior to the Merger. See Note 2 for further discussion of the Merger.

Management Liquidity Plans

As of March 31, 2017, the Company’s cash on hand was $13,345 and the Company had working capital of $4,367. The Company recorded net losses of $31,503 and $30,389 for the six months ended March 31, 2017 and 2016, respectively. The net losses arose primarily due to one-time items, primarily acquisition related expenses and interest on shareholder loan notes which are no longer a liability of the Company following the Merger as detailed in Note 2. The Company historically has had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of additional debt and/or the refinancing of existing debt to fund its obligations. Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and borrowings available under the Company’s credit facilities will be sufficient to fund the Company’s net cash requirements through May 2018.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with Inspired’s consolidated financial statements and notes thereto for the periods ended September 24, 2016, September 26, 2015 and September 27, 2014. The financial information as of September 24, 2016 is derived from the audited consolidated financial statements presented in the Form 8-K filed by the Company with the SEC on December 30, 2016. The interim results for the three and six months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending September 30, 2017 or for any future interim periods.

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

MARCH 31, 2017

(in thousands, except share and per share data)

(Unaudited)

Effective September 25, 2016, the Company changed its reporting year end from a 52-week period ending on the last Saturday in September to a September 30 year end, commencing with the year ending September 30, 2017. Accordingly, the period ended March 31, 2017 includes the results of operations for the Company for the period from September 25, 2016 through March 31, 2017. Additionally, the period ended March 31, 2016 includes the results of operations for the Company for the period from September 27, 2015 through March 31, 2016.

Principles of Consolidation

All monetary values set forth in these unaudited interim condensed consolidated financial statements are in US Dollars (“USD”) unless otherwise stated herein. The accompanying unaudited interim condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain prior year amounts were reclassified to conform to the current year’s presentation. These reclassifications have no effect on the financial position or results of operations reported as of and for the three and six months ended March 31, 2016.

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

The Company assesses classification of its common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its outstanding common stock purchase warrants satisfied the criteria for classification as equity instruments at March 31, 2017. The Company also determined that its obligation to settle certain management bonuses in either cash or stock satisfied the criteria for classification as a derivative financial instrument at March 31, 2017 (see Note 14).

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

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in general and administrative expense in the accompanying consolidated statements of operations.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in thousands, except share and per share data)

(Unaudited)

Subsequent modifications to outstanding awards result in incremental cost if the fair value is increased as a result of the modification.

Customer Concentration

During the three months ended March 31, 2017, there were two customers that represented at least 10% of revenues, accounting for 27% and 13% of the Company’s revenues. During the three months ended March 31, 2016, two customers represented at least 10% of revenues, accounting for 29% and 12% of the Company’s revenues.

During the six months ended March 31, 2017, there were two customers that represented at least 10% of revenues, accounting for 29% and 12% of the Company’s revenues. During the six months ended March 31, 2016, two customers represented at least 10% of revenues, accounting for 30% and 11% of the Company’s revenues.

At March 31, 2017, one customer represented at least 10% of accounts receivable, accounting for 30% of the Company’s accounts receivable. At September 24, 2016, there were no customers that represented at least 10% of accounts receivable.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. As a result, the ASU No. 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). The Company will adopt the standard on January 1, 2018, using the full retrospective transition method, which may result in a cumulative-effect adjustment for deferred revenue to the opening balance sheet for 2016 and the restatement of the financial statements for all prior periods presented. The Company continues to evaluate the impact of adoption of this standard on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. The Company adopted the methodologies prescribed by ASU 2014-15 as of October 1, 2016. The adoption of ASU 2016-09 did not have a material effect on the Company’s financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in thousands, except share and per share data)

(Unaudited)

In March 2017, the FASB issued ASU 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). The new guidance requires companies with sponsored defined benefit pension and/or other postretirement benefit plans to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs. The other components of net periodic benefit cost will be presented separately and not included in operating income. In addition, only service costs are eligible to be capitalized as an asset. ASU 2017-07 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and the guidance will generally be applied retroactively, whereas the capitalization of the service cost component will be applied prospectively. Early adoption is permitted with all of the amendments adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the effect that ASU 2017-07 will have on its financial position, results of operations, and disclosures.

2.	Merger

On the Closing Date, Hydra and Inspired consummated the Merger contemplated by the Sale Agreement which provided for, among other things, the acquisition of all of the outstanding equity and shareholder loan notes of Inspired by Hydra pursuant to the Merger. In connection with the Merger, Hydra issued 11,815,435 shares of common stock to the prior owners of Inspired.

Immediately following the Merger, there were 20,213,466 shares of common stock outstanding and warrants to purchase 9,539,615 shares of common stock.

Warrants

As of the Closing Date of the Merger, Hydra had 19,079,230 outstanding warrants to purchase an aggregate of 9,539,615 shares of the Company’s common stock, which includes 8,000,000 warrants originally issued as part of the IPO (the “Public Warrants”) and 11,079,230 warrants issued in private placements (the “Private Placement Warrants”). Each warrant entitles its holder to purchase one-half of one share of the Company’s common stock at an exercise price of $11.50 per whole share and will expire on December 23, 2021, or earlier upon liquidation by the Company. The warrants became exercisable 30 days after the Closing Date. The Company may redeem the Public Warrants at a price of $0.01 per warrant if the last sale price of the common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period. The Company may not redeem the Private Placement Warrants so long as they are held by the initial purchaser or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or such purchasers’ permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

3.	Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2017	September 24, 2016
Trade receivables	$22,015	$16,698
Other receivables	52	88
Allowance for doubtful accounts	(315)	(340)
Total accounts receivable, net	$21,752	$16,446

4.	Inventory

Inventory consists of the following:

	March 31, 2017	September 24, 2016
Component parts	$4,745	$6,175
Finished goods	1,957	1,509
Total inventories	$6,702	$7,684

Component parts include parts for gaming terminals. Included in component parts are reserves for excess and slow-moving inventory of $363 and $469 as of March 31, 2017 and September 24, 2016, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in thousands, except share and per share data)

(Unaudited)

5.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	March 31, 2017	September 24, 2016
Prepaid expenses	$7,940	$8,678
Unbilled accounts receivable	10,941	10,446
Total prepaid expenses and other assets	$18,881	$19,124

6.	Property and Equipment, net

	March 31, 2017	September 24, 2016
Short-term leasehold property	$345	$360
Video lottery terminals	100,249	104,176
Computer equipment	7,628	7,242
Plant and machinery	3,567	3,215
	111,789	114,993
Less: accumulated depreciation	(67,014)	(65,762)
	$44,775	$49,231

Depreciation and amortization expense amounted to $4,519 and $5,789 for the three months ended March 31, 2017 and 2016, respectively, and $9,157 and $12,073 for the six months ended March 31, 2017 and 2016, respectively.

7.	Software Development Costs, net

Software development costs, net consisted of the following:

	March 31, 2017	September 24, 2016
Software development costs	$74,659	$67,289
Less: accumulated amortization	(33,559)	(30,329)
	$41,100	$36,960

For the quarter ended March 31, 2017, the Company capitalized $5,158 of software development costs. Amounts in the above table include $2,385 and $1,797 of internal use software at March 31, 2017 and September 24, 2016, respectively.

The total amount of software costs amortized was $2,444 and $2,463 for the three months ended March 31, 2017 and 2016, respectively, and $4,193 and $4,492 for the six months ended March 31, 2017 and 2016, respectively. Software costs written down to net realizable value amounted to $263 for the three and six months ended March 31, 2017. The Company did not have any software costs written down to net realizable value in the three and six months ended March 31, 2016. The weighted average amortization period was 3.2 years for the three and six months ended March 31, 2017 and 2016. The estimated software amortization expense for the six months ending September 30, 2017 is $5,976 and for the years ending September 30, 2018, 2019, 2020, 2021 and 2022 is $12,971, $11,147, $6,808, $3,286 and $912 per annum, respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in thousands, except share and per share data)

(Unaudited)

8.	Intangible Assets and Goodwill

The following tables present certain information regarding our intangible assets. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives of ten years with no estimated residual values, which materially approximates the expected pattern of use.

	March 31, 2017	September 24, 2016
Trademarks	$16,870	$17,592
Customer relationships	14,417	15,035
	31,287	32,627
Less: accumulated amortization	(21,120)	(20,393)
	$10,167	$12,234

Aggregate intangible asset amortization expense amounted to $777 and $920 for the three months ended March 31, 2017 and 2016, respectively, and $1,558 and $1,879 for the six months ended March 31, 2017 and 2016, respectively. The estimated intangible asset amortization expense for the period ending September 30, 2017 (six months) is $1,566 and for the years ended September 30, 2018 and 2019 is $3,132 per annum, with a final amortization expense of $2,337 in the year ending September 30, 2020.

Goodwill

The difference in the carrying amount of goodwill at March 31, 2017 and September 24, 2016, as reported in the accompanying unaudited interim condensed consolidated balance sheets is attributable to foreign currency translation adjustments.

9.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2017	September 24, 2016
Interest payable - cash	$2,781	$2,679
Interest payable – payment in kind	573	381
Asset retirement obligations	162	-
Accrued corporate cost expenses	2,403	1,914
Direct costs of sales	4,313	7,530
Other creditors	2,916	4,974
	$13,148	$17,478

10.	Other Liabilities

Other liabilities consist of the following:

	March 31, 2017	September 24, 2016
Customer prepayments & deposits	$3,133	$3,115
Total other liabilities, current	3,133	3,115
Foreign exchange contract liabilities	-	12
Other payables, net of current portion	2,614	3,454
Asset retirement obligations	659	921
Pension liability	9,501	7,975
Total other liabilities, long-term	12,774	12,362
	$15,907	$15,477

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in thousands, except share and per share data)

(Unaudited)

11.	Long Term and Other Debt

Outstanding Debt and Capital Leases

The following reflects outstanding debt and capital leases as of the dates indicated below:

	Principal	Unamortized deferred financing charge	Book value, March 31, 2017
Senior bank debt	$117,596	$(575)	$117,021
Capital leases and hire purchase contract	878	-	878
Total long-term debt outstanding	118,474	(575)	$117,899
Less: current portion of long-term debt	(14,207)	-	(14,207)
Long-term debt, excluding current portion	$104,267	$(575)	$103,692

	Principal	Unamortized deferred financing charge	Book value, September 24, 2016
Senior bank debt	$115,379	$(1,218)	$114,161
PIK shareholder loan notes	298,248	-	298,248
Capital leases and hire purchase contract	375	-	375
Total long-term debt outstanding	414,002	(1,218)	412,784
Less: current portion of long-term debt	(10,292)	-	(10,292)
Long-term debt, excluding current portion	$403,710	$(1,218)	$402,492

In connection with the Merger, the value of PIK shareholder loan notes was reduced from $291,780 to $116,790. Accordingly, the Company recorded $174,990 as a capital contribution in the accompanying condensed consolidated statement of stockholders’ equity representing the reduction in the value of the PIK shareholder loan notes. The shareholders transferred their rights to the remaining loan balance of $116,790 to Hydra in connection with the Merger, and therefore the $116,790 is eliminated in consolidation. The $116,790 was also accounted for as a capital contribution by the shareholders. These amounts are recorded in the Condensed Consolidated Statements of Stockholders Equity in shares issued in merger.

The Company is in compliance with all relevant covenants and the long term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt for the years ending September 30 matures as follows:

Fiscal period	Senior bank debt		Capital leases and hire purchase contract	Total
2017 (six months)	$13,723	*	$238	$13,961
2018	-		331	331
2019	103,873		273	104,146
2020	-		36	36
Total	$117,596		$878	$118,474

*	This amount can be rolled over and is not due to be paid until 2019.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in thousands, except share and per share data)

(Unaudited)

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

		March 31,	September 24,
	Level	2017	2016
Earnout liability	3	$10,478	$-
Derivative liability	3	$1,136	$-
Foreign exchange contract liabilities (included in other liabilities)	2	$-	$12

13.	Earnout Liability

Pursuant to the Sale Agreement discussed in Note 2, an earnout payment of up to 2,500,000 shares of the Company’s common stock, subject to certain customary anti-dilution adjustments (having a value of $25,000 at an assumed value of $10.00 per share (the “Earnout Consideration”) shall be paid to the previous owners of Inspired (the “Selling Group”) and will be determined based on the financial performance of Inspired’s businesses in six specific countries, China, Colombia, Greece, Norway, Spain and Ukraine (collectively, the “Earnout Jurisdictions”), as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the twelve months ending September 30, 2018 (the “Earnout Period”). If such EBITDA is equal to or greater than £15,000 ($18,713), the Selling Group will receive an aggregate of 2,500,000 shares. If such EBITDA is less than £15,000 ($18,713), the Selling Group will receive the number of shares equal to the product of (x) 2,500,000 and (y) a fraction, the numerator of which is such EBITDA and the denominator of which is £15,000 ($18,713). For example, if the EBITDA achieved in such countries for the period were £7,500 ($9,356), the Selling Group would receive 1,250,000 shares as the earn-out payment. By contrast, if the EBITDA achieved in such countries for the period were £20,000 ($24,950), the Selling Group would receive 2,500,000 shares as the earn-out payment.

In accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”), the earnout shares are not considered indexed to the Company’s own stock and therefore are accounted for as a liability with fair value changes being recorded in the condensed consolidated statements of operations and comprehensive loss. The fair value of the Earnout Consideration is calculated using a Monte Carlo simulation to estimate the variance and relative risk of achieving future EBITDA during the Earnout Period in the Earnout Jurisdictions. This model is a discrete-time model that allows for sources of uncertainty and simulates the movements of the underlying metric and calculates the resulting derivative value for each trial. Such simulations are performed for a number of trials and the average value across all trials is determined in order to arrive at the concluded value of such derivative. The Earnout Consideration was valued at $9,575 at the date of the Merger and $10,478 at March 31, 2017.  The key assumptions in applying the Monte Carlo simulation included expected Earnout Period EBITDA in the Earnout Jurisdictions, the expected standard deviation of expected Earnout Period EBITDA, the Company's stock price and a normal distribution of Earnout Period EBITDA.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in thousands, except share and per share data)

(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for the earnout liability measured using significant unobservable inputs (Level 3):

Balance – September 24, 2016	$-
Initial value of earnout liability	9,575
Change in fair value of earnout liability	879
Foreign currency translation	24
Balance – March 31, 2017	$10,478

14.	Derivative Liability

On December 22, 2016, the Company’s Board of Directors approved the Inspired Entertainment, Inc. Second Long-Term Incentive Plan (the “Second Plan”). The Second Plan was adopted principally to provide a mechanism through which certain management bonuses due in cash to certain members of management of Inspired upon consummation of the Merger could be paid partially in stock in order to preserve liquidity in the Company. Under such arrangement, certain members of management entitled to such cash bonuses agreed to accept 50% of the bonuses due in cash at closing and 50% in restricted stock units (“RSUs”) under the Second Plan, subject to the approval of the Second Plan by the Company’s stockholders, which has not been obtained as of March 31, 2017. The maximum number of RSUs that can be granted under the Second Plan is 200,000. The Board of Directors has approved grants totaling 107,914 RSU’s under the Second Plan conditioned on stockholder approval.

If the Second Plan is not approved by stockholders, the balance due will be paid in cash on the three year anniversary of the Merger, based on the average stock price of the Company’s common stock over the prior 30 day period. The obligation to settle the 50% balance due to management was deemed to be a derivative liability due to a potential cash settlement provision which is not within the Company’s control and, as a result, the obligation is accounted for as a derivative liability with fair value changes being recorded in the condensed consolidated statements of operations and comprehensive loss. The fair value of the liability is calculated based on the value of the underlying common stock. Until stockholder approval is obtained, awards under the Second Plan are not considered issued and outstanding.

The following table provides a reconciliation of the beginning and ending balances for the derivative liability measured using significant unobservable inputs (Level 3):

Balance – September 24, 2016	$-
Initial value of derivative liability	1,055
Change in fair value of derivative liability	79
Foreign currency translation	2
Balance – March 31, 2017	$1,136

15.	Stockholders’ Equity

On December 29, 2016, the Company sold 164,536 shares of common stock to certain members of management in private transactions for an aggregate sales price of $1,645, or $10.00 per share.

16.	Stock-Based Compensation

The Company’s stockholders approved the Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan (the “2016 Incentive Plan”) in connection with the Merger as of the Closing Date. Under the 2016 Incentive Plan, the Compensation Committee is authorized to grant awards to employees, officers, directors and other service providers of the Company and its affiliates and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. The 2016 Incentive Plan provides for the issuance of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (including cash-based performance awards), and other cash-based or stock-based awards. As of March 31, 2017, there were 2,778,818 shares authorized for issuance under the 2016 Incentive Plan and 15,285 shares available for issuance.

On December 29, 2016, the Company granted 950,484 shares of restricted stock and 722,466 RSUs under the 2016 Incentive Plan to certain members of management. The restricted stock awards and RSUs contain both market and service conditions. The weighted average fair value of the common stock on the date of grant was $5.63. The grant date fair value of the awards is being recognized as compensation expense over a three-year vesting period. The aggregate grant date fair value of the restricted stock amounted to $5,351, of which the Company recorded $440 and $460 as compensation expense during the three and six months ended March 31, 2017, respectively. The aggregate grant date fair value of the RSUs amounted to $4,067, of which the Company recorded $334 and $350 as compensation expense during the three and six months ended March 31, 2017, respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in thousands, except share and per share data)

(Unaudited)

On January 3, 2017, the Company’s Executive Chairman of the Board and the Company’s Chief Strategy Officer were granted 940,583 and 150,000 shares, respectively, of restricted stock under the 2016 Incentive Plan. The weighted average fair value of the common stock on the date of grant was $5.51. The aggregate grant date fair value of the wards amounted to $6,005, which is being recognized as compensation expense over a three-year vesting period. The restricted stock awards contain both market and service conditions. The Company recorded $517 of compensation expense during the three and six months ended March 31, 2017.

Stock-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. As of March 31, 2017, there were 2,763,533 shares of non-vested restricted stock and RSUs outstanding.

17.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Unrecognized pension benefit costs	Accumulated Other Comprehensive Loss (Income)
Balance at September 24, 2016	$(59,971)	$26,866	$(33,105)
Change during the period	(18,134)	3,123	(15,011)
Balance at March 31, 2017	$(78,105)	$29,989	$(48,116)

18.	Net Loss per Share

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three and Six Months Ended March 31,
	2017	2016
Unvested Restricted Stock Units	722,466	-
Unvested Restricted Stock	2,041,067	-
Stock Warrants	9,539,615	-
	12,303,148	-

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in thousands, except share and per share data)

(Unaudited)

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

The effective income tax rate for the three months ended March 31, 2017 and 2016 was (0.4%) and (1.5%), respectively, resulting in a $32 and $203 income tax expense, respectively. The effective income tax rate for the six months ended March 31, 2017 and 2016 was (0.3%) and (1.0%), respectively, resulting in a $83 and $289 income tax expense, respectively. The income tax expense for the three and six months ended March 31, 2017 and 2016 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the changes in the valuation allowance for deferred taxes and the net losses generated by the Company’s non-US foreign subsidiaries. Income tax expense for the three and six months ended March 31, 2016 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in the valuation allowance for deferred taxes and the net losses generated by the Company’s foreign subsidiaries.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management determined that it is more likely than not that the Company will not realize the deferred income tax asset balances and therefore, recorded a full valuation allowance of $33,234 as of March 31, 2017.

The utilization of the Company’s pre-Merger net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. While the Company has not completed its analysis as to whether an ownership changed occurred, such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

20.	Related Parties

We have agreements with two service companies with respect to which a member of the current board and a member of Inspired’s prior board had a direct or indirect ownership interest at the time of the transaction, and, in some cases, also served as a director of such other entities.

		March 31, 2017	March 31, 2016
Transactions
Openbet Retail Limited	Total revenue	$797	$988
Loxley Strategic Consulting Limited	Selling, general and administrative expenses	$(294)	$(185)

		March 31, 2017	September 24, 2016
Balances
Openbet Retail Limited	Accounts receivable	$142	$151

21.	Commitments and Contingencies

Employment Agreements

A. Lorne Weil

On January 16, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Weil, the Company’s Executive Chairman, who began his employment as of December 23, 2016. Under the terms of his employment agreement, Mr. Weil’s annual base salary is $700,000, with a target annual bonus of not less than 100%, and a maximum annual bonus of not more than 200%, of his annual base salary, subject to performance goals determined by the Committee in consultation with Mr. Weil. Mr. Weil will also be eligible to receive additional incentive bonuses and equity on terms that are no less favorable than those offered to any other executive of the Company.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in thousands, except share and per share data)

(Unaudited)

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

Mr. Weil’s Employment Agreement also reflects the grant to Mr. Weil of 940,583 shares of restricted stock pursuant to the 2016 Incentive Plan. The grant of restricted stock was effective as of January 3, 2017 (see Note 16).

Luke Alvarez

On March 23, 2017, Inspired Gaming (Gibraltar) Limited (“Gaming Gibraltar”), a subsidiary of the Company, and Luke Alvarez, the President and Chief Executive Officer of the Company, amended his Service Agreement, dated April 1, 2015, by and between Gaming Gibraltar and Mr. Alvarez, with an effective date of January 1, 2017. Under the terms of such agreement, as amended, Mr. Alvarez’s annual base salary is £478,736 per year, with a target annual bonus of not less than 100%, and a maximum annual bonus of not more than 200%, of £525,000, subject to performance goals determined by the compensation committee of the board of directors of the Company.

Each party is required to give twelve months’ notice of termination of employment. If Mr. Alvarez leaves, or is required to leave, his employment as a result of injury, disability, ill-health, retirement or redundancy, or is otherwise dismissed (unless Mr. Alvarez is dismissed for gross misconduct or voluntarily resigns before the end of the current fiscal year), Mr. Alvarez would be entitled to receive a pro-rated annual bonus during the twelve-month contractual notice period as if all of the performance conditions of such bonus had been satisfied.

In addition, on March 23, 2017, Inspired UK and Mr. Alvarez entered into a letter agreement, pursuant to which, effective January 1, 2017, Mr. Alvarez receives an annual fee of £46,264 per year, in connection with Mr. Alvarez’s position as director of Inspired.

Stewart Baker

On March 23, 2017, Inspired Gaming (UK) Limited (“Gaming UK”), a subsidiary of the Company, and Stewart Baker, the Chief Financial Officer of the Company, entered into a new employment contract in connection with Mr. Baker’s recent promotion to the position of Chief Financial Officer. Pursuant to such contract, Mr. Baker’s compensation includes a base salary of £160,000, effective January 2017. In addition, Mr. Baker will have the opportunity to receive a target annual bonus of not less than 75%, and a maximum annual bonus of not more than 100%, of his annual base salary, subject to performance goals determined by the compensation committee of the board of directors of the Company.

Such agreement includes a notice provision that requires the party electing to terminate the agreement to provide twelve months’ notice. Mr. Baker participates in an employer pension program, under which he receives employer contributions equal to 15% of his base salary. In addition, Mr. Baker receives an annual car allowance in the amount of £13,900. Under the employment agreement, Mr. Baker remains subject to certain restrictive covenants, including, among other things, non-solicitation and non-competition provisions for a period of twelve months after termination of his employment and concerning confidentiality.

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

Performing Rights Society

A claim from the Performing Rights Society is ongoing and relates to the alleged infringement of copyrighted material of the Performing Rights Society's members in certain games on Fixed Odds Betting Terminals in UK Licensed Betting Offices. The UK bookmaker defendants (who have formed a joint defense group) filed a defense to the claim (for circa £7M or $8,733) raised in the High Court in London by the Performing Rights Society on December 22, 2015. The parties have previously undertaken a process of mediation in September 2016 and there have been ongoing settlement discussions among the parties. Although the Company is unable to determine the outcome of the claim and intends to defend it vigorously, the Company has made a provision for $312, which management believes to be adequate to cover the total net exposure to the Company, including professional fees.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in thousands, except share and per share data)

(Unaudited)

22.	Pension Plan

We operate a scheme which is comprised of a separately managed defined benefit section and a defined contribution section. The defined benefit section is closed to future accruals for services rendered to the Company. We estimate that $3.2 million will be contributed to the pension plan during the year ending September 30, 2017.

The total amount of employer contributions paid during the six months ended March 31, 2017 amounted to $1.6 million. We expect to pay $1.6 million during the remaining part of the fiscal period.

For the six months ended March 31, 2017 and 2016, the components of total periodic benefit costs were as follows:

	Six Months Ended
	March 31,
	2017	2016
Components of net periodic benefit (benefit) cost:
Service cost	$-	$-
Interest cost	1,624	1,959
Expected return on plan assets	(1,518)	(1,831)
Net periodic (benefit) cost	$106	$128

23.	Segment Reporting and Geographic Information

The Company operates its business along two operating segments, which are segregated on the basis of revenue stream: Server Based Gaming and Virtual Sports. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, operating profit/(loss) from continuing operations, total assets and total capital expenditures for the three and six months ended March 31, 2017 and 2016, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions.

Segment Information

Three Months Ended March 31, 2017

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$16,933	$8,463	$-	$25,396
Hardware	2,664	-	-	2,664
Total revenue	19,597	8,463	-	28,060
Cost of sales, excluding depreciation and amortization:
Cost of service	(2,595)	(637)	-	(3,232)
Cost of hardware	(2,451)	-	-	(2,451)
Selling, general and administrative expenses	(3,826)	(1,454)	(9,124)	(14,404)
Stock-based compensation expense	(64)	(78)	(1,149)	(1,291)
Acquisition related transaction expenses	-	-	(813)	(813)
Depreciation and amortization	(5,940)	(1,555)	(509)	(8,004)
Segment operating income (loss) from continuing operations	4,721	4,739	(11,595)	(2,135)

Net operating loss				(2,135)

Revenue from major customers:
Customer 1	$7,422	$256	$-	$7,678
Customer 2	3,341	232	-	3,573

Total revenue from major customers	$10,763	$488	-	$11,251

Total assets at March 31, 2017	$106,771	$73,866	$20,894	$201,531

Total goodwill at March 31, 2017	$-	$43,829	$-	$43,829
Total capital expenditures for the three months ended March 31, 2017	$6,947	$1,565	$1,250	$9,762

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in thousands, except share and per share data)

(Unaudited)

Three Months Ended March 31, 2016

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$20,530	$8,621	$-	$29,151
Hardware	1,289	-	-	1,289
Total revenue	21,819	8,621	-	$30,440
Cost of sales, excluding depreciation and amortization:
Cost of service	(2,959)	(1,166)	-	(4,125)
Cost of hardware	(503)	-	-	(503)
Selling, general and administrative expenses	(5,723)	(525)	(8,347)	(14,595)
Acquisition related transaction expenses	-	-	(389)	(389)
Depreciation and amortization	(6,981)	(1,420)	(771)	(9,172)
Segment operating income (loss) from continuing operations	5,653	5,510	(9,507)	1,656

Net operating loss				1,656

Revenue from major customers:
Customer 1	$8,659	$293	$-	$8,952
Customer 2	3,644	17	-	3,661

Total revenue from major customers	$12,303	$310	$-	$12,613

Total assets at September 24, 2016	$104,117	$77,282	$8,471	$189,870

Total goodwill at September 24, 2016	$-	$45,705	$-	$45,705
Total capital expenditures for the three months ended March 31, 2016	$2,843	$2,270	$730	$5,843

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in thousands, except share and per share data)

(Unaudited)

Six Months Ended March 31, 2017

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$35,154	$15,486	$-	$50,640
Hardware	4,457	-	-	4,457
Total revenue	39,611	15,486	-	55,097
Cost of sales, excluding depreciation and amortization:
Cost of service	(5,491)	(1,489)	-	(6,980)
Cost of hardware	(3,612)	-	-	(3,612)
Selling, general and administrative expenses	(7,650)	(3,250)	(17,235)	(28,135)
Stock-based compensation expense	(64)	(78)	(1,185)	(1,327)
Acquisition related transaction expenses	-	-	(11,273)	(11,273)
Depreciation and amortization	(11,593)	(2,623)	(956)	(15,172)
Segment operating income (loss) from continuing operations	11,201	8,046	(30,649)	(11,402)

Net operating loss				(11,402)
Revenue from major customers:
Customer 1	$15,228	$507	$-	$15,735
Customer 2	6,273	323	-	6,596
Total revenue from major customers	$21,501	$830	-	$22,331

Total capital expenditures for the six months ended March 31, 2017	$11,921	$3,242	$1,744	$16,907

Six Months Ended March 31, 2016

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$42,038	$17,185	$-	$59,223
Hardware	2,032	-	-	2,032
Total revenue	44,070	17,185	-	$61,255
Cost of sales, excluding depreciation and amortization:
Cost of service	(6,117)	(2,375)	-	(8,492)
Cost of hardware	(841)	-	-	(841)
Selling, general and administrative expenses	(11,192)	(2,606)	(16,973)	(30,771)
Acquisition related transaction expenses	-	-	(1,667)	(1,667)
Depreciation and amortization	(14,489)	(2,688)	(1,267)	(18,444)
Segment operating income (loss) from continuing operations	11,431	9,516	(19,907)	1,040

Net operating loss				1,040
Revenue from major customers:
Customer 1	$17,921	$430	$-	$18,351
Customer 2	6,983	19	-	7,002
Total revenue from major customers	$24,904	$449	$-	$25,353

Total capital expenditures for the six months ended March 31, 2016	$6,602	$3,500	$1,341	$11,443

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(in thousands, except share and per share data)

(Unaudited)

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Total revenue
UK	$19,916	$22,642	$39,069	$45,033
Italy	4,075	5,025	8,450	10,374
Rest of world	4,069	2,773	7,578	5,848
Total	$28,060	$30,440	$55,097	$61,255

Geographic information of our non-current assets excluding goodwill is set forth below:

	March 31, 2017	September 24, 2016
Total non-current assets excluding goodwill
UK	$69,501	$73,033
Italy	5,920	7,737
Rest of world	21,601	18,655
Total	$97,022	$99,425

Software development costs are included as attributable to the market in which they are utilized.

24.	Subsequent Events

On March 21, 2017, the Company received written notice from the NASDAQ Staff of the Listing Qualifications Department that the Company’s common stock and warrants were not in compliance with the minimum 300 and 400 round lot holder requirements set forth in NASDAQ Listing Rules 5505(a)(3) and 5515(a)(4), respectively, and, therefore, the Company’s securities would be subject to delisting. The Company requested a hearing before a NASDAQ Hearings Panel (the “Panel”). On April 26, 2017, the Company received notice that the Panel had determined to grant its request for the continued listing of its common stock on NASDAQ, pursuant to an extension to evidence compliance with the minimum 300 round lot shareholder requirement by September 17, 2017. The continued listing of the Company’s common stock through September 17, 2017 is subject to the Company’s compliance with certain interim milestones evidencing its progress towards compliance with such rule. In addition, the notice informed the Company that the warrants would be delisted due to the Company having less than 400 round lot warrant holders. On April 28, 2017, the Company’s warrants were delisted from NASDAQ and transitioned to the over-the-counter markets operated by OTC Markets Group.

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

Foreign exchange

Our results are impacted by changes in foreign currency exchange rates as a result of the translation of foreign functional currencies into US dollars and the re-measurement of foreign currency transactions or balances. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. The largest geographic region in which we operate is the United Kingdom and the British pound (“GBP”) is considered to be our functional currency. Our reporting currency is the US dollar (“USD”). Our results are translated from the functional currency of GBP into the reporting currency using average rates for profit and loss transactions and the applicable spot rates for period end balances. The effect of translating the functional currency into the reporting currency, as well as translating foreign subsidiaries that have a different functional currency into the functional currency, is reported separately in Accumulated Other Comprehensive Income. We derived approximately 29.0% of our revenue from sales to customers outside of the United Kingdom during the three months ended March 31 2017, compared to 25.6% during the comparable period in 2016. We derived approximately 29.1% of our revenue from sales to customers outside of the United Kingdom during the six months ended March 31, 2017, compared to 26.5% during the comparable period in 2016.

In the section “Results of Operations” below, the currency impact shown has been calculated as current period GBP:USD rate used less the equivalent rate in the prior period, multiplied by the current period amount in the functional currency (USD). The remaining difference is therefore calculated as the difference in the functional currency, multiplied by the prior period average GBP:USD rate. The six month variances are calculated by taking the average of the rates used across the three months ended March 31, 2017 and the three months ended December 31, 2016. This is not a US GAAP measure but one which management believes gives a clearer indication of the results of the Company and its subsidiaries.

Results of Operations

The results of operations have been organized in the following manner:

•	a discussion of the Company’s results of operations for the interim three-month period ended March 31, 2017, compared to the same period in 2016
•	a discussion of segment results Virtual Sports and SBG for the interim three-month period ended March 31, 2017, compared to the same period in 2016, including KPI analysis
•	a discussion of the Company’s results of operations for the interim six-month period ended March 31, 2017, compared to the same period in 2016
•	a discussion of segment results Virtual Sports and SBG for the interim six-month period ended March 31, 2017, compared to the same period in 2016, including KPI analysis

The three-month financial statement periods presented represent a 90 day period for 2017 and 91 day period for 2016. The balance sheet date of each fiscal period is March 31. Each of the above daily periods presented within these financial statements and footnotes are herein referred to as a “Three-Month Period.”

The six-month financial statement periods presented represent a 188 day period for 2017 and 187 day period for 2016, which are intended to approximate a six month period. The balance sheet date of each fiscal period is March 31. Each of the above daily periods presented within these financial statements and footnotes are herein referred to as a “Six-Month Period.”

Three-Month Period ended March 31, 2017 compared to March 31, 2016

	For the Three-Month Period ended
	March 31,	March 31,	$ Variance		£ Variance
(In thousands)	2017	2016	2017 vs 2016		2017 vs 2016

Revenue:
Service	$25,396	$29,151	($3,755)	(12.9)%	3.1%
Hardware	$2,664	$1,289	1,375	106.7%	144.7%
Total revenue	28,060	30,440	(2,380)	(7.8)%	9.1%
Cost of sales, excluding depreciation and amortization:
Cost of service	(3,232)	(4,125)	893	(21.6)%	(7.2)%
Cost of hardware	(2,451)	(503)	(1,948)	387.3%	476.9%
Selling, general and administrative expenses	(14,404)	(14,595)	191	(1.3)%	16.8%
Stock-based compensation	(1,291)	-	(1,291)	N/A	N/A
Acquisition related transaction expenses	(813)	(389)	(424)	109.0%	147.4%
Depreciation and amortization	(8,004)	(9,172)	1,168	(12.7)%	3.3%
Net operating income	(2,135)	1,656	(3,791)	(228.9)%	(252.6)%
Other income (expense)
Interest income	0	-	0	N/A	N/A
Interest expense	(4,542)	(14,905)	10,363	(69.5)%	(63.9)%
Change in fair value of earn out liability	(2,155)	-	(2,155)	N/A	N/A
Change in fair value of derivative liability	(203)	-	(203)	N/A	N/A
Other finance income (costs)	(53)	(63)	10	(15.5)%	0.0%
Total other income (expense), net	(6,953)	(14,968)	8,015	(53.5)%	(45.0)%
Net loss from continuing operations before income taxes	(9,088)	(13,312)	4,224	(31.7)%	(19.2)%
Income tax expense	(32)	(203)	171	(84.3)%	(81.4)%

Net loss	($9,120)	($13,515)	$4,395	(32.5)%	(20.1)%

Exchange Rate - $ to £	1.239	1.467

Revenue

Total revenue increased $2.8 million, or 9.1%, on a constant currency basis, offset by an adverse currency impact of $5.2 million, resulting in a decrease in reported revenue of $2.4 million, or 7.8%, from $30.4 million to $28.1 million. See Business Segment Results below for further discussion.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, which includes machine cost of sales, consumables, content royalties and connectivity costs, increased by $2.1 million on a constant currency basis. Cost of hardware increased by $2.4 million in line within the SBG hardware revenue growth described above, with cost of service declining by $0.3 million. This was partially offset by a favorable currency impact of $1.0 million, resulting in an increase in reported cost of sales, excluding depreciation and amortization, of $1.1 million, from $4.6 million to $5.7 million.

Selling, general and administrative expenses

Selling, general, and administrative (“SG&A) expenses are defined to include staff compensation costs (including outsourced costs), travel, professional fees, technology (including hosting fees, data centers, etc.) and professional services.

On a constant currency basis, SG&A expenses increased $2.5 million, driven by:

•	A one-time saving of $1.4 million in the prior year relating to a reduction in deferred consideration
•	Group restructuring costs of $0.5 million in the current period, which we believe will yield annualized savings of $1.0 million ($1.8 million pre-labor capitalization), in addition to roles not replaced and new roles removed yielding further annualized savings of $1.5 million, giving total annualized savings of $2.5 million (pre-labor capitalization $2.4 million and $4.2 million respectively)
•	A reduction in other costs of $0.5 million in the period
•	Additional public company costs in the current period of $1.2 million, which we expect to be similar in the coming quarters

SG&A expense, net of adjustments described in the Adjusted EBITDA note below and incremental expenses associated with being a public company were in line with the prior year.

Constant currency SG&A expenses were offset by a favorable currency impact of $2.8 million. This resulted in a decrease in reported SG&A expenses of $0.2 million, from $14.6 million to $14.4 million.

Stock-based compensation

The Company’s stockholders approved the Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan (the “2016 Incentive Plan”) in connection with the Merger as of the Closing Date. Under the 2016 Incentive Plan, the Compensation Committee is authorized to grant awards to employees, officers, directors and other service providers of the Company and its affiliates and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. As of March 31, 2017, there were 2,778,818 shares authorized for issuance under the 2016 Incentive Plan and 15,285 shares available for issuance. These awards are valued at the time of issuance using Monte Carlo simulation, with the value being spread over the vesting period. As a result, the Company recorded an expense in the current period of $1.3 million. There was no corresponding charge in the prior year.

Acquisition related transaction expenses

Acquisition related transaction expenses increased by $0.4 million to $0.8 million. The expense in both periods relates to the Merger. We believe that all material expenses in relation to the transaction have now been incurred, except for the potential earn-out payments to the prior owners of Inspired.

Depreciation and amortization

Depreciation and amortization expense increased by $0.3 million on a constant currency basis, compared to the prior year period. This was driven by a $0.8 million increase in intangible amortization as a result of new projects going live, partially offset by a $0.5 million decrease in machine related depreciation due to terminals in UK and Italy that became fully depreciated. A decrease of $1.5 million was attributable to a favorable currency impact, resulting in a $1.2 million, or 12.7%, decrease in reported depreciation and amortization expense, from $9.2 million to $8.0 million.

Interest expense

Interest expense decreased by $9.5 million on a constant currency basis. This was primarily due to a $10.0 million reduction in PIK loan note interest as there was no external charge following the completion of the Merger on December 23, 2016. This was partially offset by increases of $0.6 million in senior debt PIK interest due to interest rate (margin) increases and $0.2 million in senior debt cash interest due to compounding debt. Interest expense decreased 69.5%, from $14.9 million to $4.5 million, on a reported basis for the three months ended March 31, 2017, compared to the comparable period in 2016, reflecting a favorable currency impact of $0.8 million.

Change in fair value of earn out liability

These expenses relate to the potential earn out payment to the former owners of Inspired, which is dependent upon performance criteria. As a result of share price movements, the value of the liability increased to $10.5 million, creating an expense in the period of $2.2 million. There was no corresponding liability in the comparative prior year period.

Income Taxes

We recorded a negligible income tax expense for the period ended March 31, 2017 and $0.2 million for the period ended March 31, 2016. The effective tax rate for the period ending March 31, 2017 was 0.4% and for the period ending March 31, 2016 it was 1.5%.

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

Revenue is generated from SBG through both product sales and long-term participation agreements with our customers, which includes access to our server based gaming platform and selection of game titles, over a term usually of three to five years. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our customer, after deducting player winnings and any relevant regulatory levies) from SBG terminals placed in our customers’ facilities, which include retail outlets, casinos and other gaming operations or SBG gaming software used to facilitate customer players through mobile or online devices. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our SBG business is primarily driven by the number of customers we have, the number of SBG machines in operation, the net win performance of the machines and the net win percentage that we receive pursuant to our contracts with our customers.

Key events that impacted results for the Three-Month Period ended March 31, 2017

Our UK SBG terminals in LBOs generated Gross Win per unit per day (defined as stake less amounts returned to player in prize, before gaming tax deductions) growth on a constant currency basis of 3.6% year-over-year.

During the quarter we have rolled out nearly 3,500 Universal Cashier units which we believe will result in improved gross win per unit per day and reduced service costs in future periods.

Our first SBG terminal went live in the Greek estate during January 2017. By March 31, 2017, 340 terminals were installed and reporting data. These machines represent the first portion of the expected full deployment of at least 3,960 SBG terminals into the Greek estate in Q1 2018. We believe our games have performed well relative to their competitive set since being installed.

In Italy we went live with our sixth concession, Gamenet. We launched new games into the Italian estate in the quarter and also took a number of new Video Lottery Terminals (“VLT”) products which we intend to rollout in Fiscal 201& through the final stages of the regulatory test process.

Server Based Gaming	For the Three-Month Period ended
	March 31,	March 31,	$ Variance		£ Variance
(In thousands)	2017	2016	2017 vs 2016		2017 vs 2016

Revenue:
Service	$16,933	$20,530	($3,597)	(17.5)%	(2.4)%
Hardware	2,664	1,289	1,375	106.7%	144.7%
Total revenue	19,597	21,819	(2,222)	(10.2)%	6.3%

Cost of sales, excluding depreciation and amortization:
Cost of service	(2,595)	(2,959)	364	(12.3)%	3.8%
Cost of hardware	(2,451)	(503)	(1,948)	387.3%	476.9%
Total cost of sales	(5,046)	(3,462)	(1,584)	45.8%	72.6%

Selling, general and administrative expenses	(3,826)	(5,723)	1,897	(33.1)%	(20.9)%

Stock-based compensation	(64)	-	(64)	N/A	N/A

Depreciation and amortization	(5,940)	(6,981)	1,041	(14.9)%	0.7%

Net operating profit	$4,721	$5,653	($932)	(16.5)%	(1.1)%

Exchange Rate - $ to £	1.239	1.467

Key Performance Indicators

	Three-Month Period Ended		Variance
	March 31,		2017 vs 2016
SBG	2017	2016		%

End of period installed base (# of terminals)	27,151	26,157	994	3.8%
Average installed base (# of terminals)	27,013	26,132	881	3.4%
Customer Gross Win per unit per day (1)	£118.97	£117.49	£1.48	1.3%
Customer Net Win per unit per day (1)	£85.82	£84.97	£0.86	1.0%
Inspired Blended Participation Rate	5.9%	6.3%	(0.3)%

(1) Includes all SBG terminals in which the company takes a participation revenue share across all territories

SBG End of Period Installed Base is equal to the number of deployed SBG terminals at the end of each period which have been placed on a participation basis. SBG participation revenue, which comprises the majority of SBG service revenue, is directly related to the terminal installed base. This is the medium by which customers generate turnover and distribute a revenue share to the Company. To the extent that all other KPIs remain constant, the larger the installed base is, the higher the Company’s revenue will be for that period. Management gives careful consideration to this KPI in terms of driving growth across the segment. The US GAAP revenues are derived from the performance of the installed base as described by the Gross and Net Win key performance indicators. If the end of period installed terminal base is materially different from the average installed base we believe this will give an indication of future performance. This metric is particularly useful for new customers or markets to indicate the progress being made with respect to entering new territories or jurisdictions.

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

Three-Month Period ended March 31 2017 compared to March 31, 2016

Revenue

On a constant currency basis, total SBG revenue increased by $1.4 million, or 6.3%, offset by an adverse currency impact of $3.6 million. On a reported basis, total SBG revenue declined by $2.2 million, or 10.2%, from $21.8 million to $19.6 million.

The size of our Average Installed Base increased 3.4%, to 27,013, due to continued UK market growth, additional SBG installs in Colombia and commencement of our rollout into Greece.

Customer Gross Win per unit per day (GBP) increased by 1.3%, driven by increases in the UK estate (including the non LBO sector) of 1.2%, Italy of 10.0% and Colombia of 11.9%.

Overall net win per unit per day exhibited a similar trend with an increase of 1.0%, to £86 per terminal, as the estate benefited from favorable comparisons due to the lack of major changes in gaming tax during the year.

SBG service revenue declined by $0.5 million on a constant currency basis. In conjunction with an adverse currency impact of $3.1 million, this resulted in a decline in reported revenue of $3.6 million, from $20.5 million to $16.9 million. The underlying performance decrease was driven by revised terms on SBG contract extensions (these are platform only) with certain of our UK LBO and UK Casino & Bingo customers representing declines of $0.6 million and $0.3 million, respectively, on a constant currency basis. These extensions allowed us to continue to generate revenue without the need to make any further capital expenditure. We expect this to be temporary and reverse when the next contracts are negotiated with new capital expenditure in them based upon prior experience. These declines were partially offset by growth in Gross Win per unit per day in the UK LBO estate driving additional recurring revenue of $0.4 million and a 400 terminal increase in the installed base of B3 terminals in Adult Gaming Centre (“AGCs”) venues which accounted for a $0.1 million increase in revenue.

Hardware revenue grew by $1.9 million on a constant currency basis due to additional SBG sales in Greece, UK LBO and Colombia. This increase was partially offset by an adverse currency rate impact of $0.5 million, resulting in a reported hardware revenue increase of $1.4 million, from $1.3 million to $2.7 million.

Segment Operating Profit

On a constant currency basis, SBG operating profit decreased by $0.1 million. On a reported basis SBG operating profit decreased by $1.0 million, from $5.7 million to $4.7 million, due to an adverse exchange rate impact.

Cost of sales increased by $2.5 million on a constant currency basis primarily due to growth in hardware sales, partially offset by a favorable currency impact of $0.9 million, resulting in an increase in reported revenue of $1.6 million, from $3.5 million to $5.0 million.

SG&A expenses decreased by $1.2 million on a constant currency basis primarily due to savings of $0.5 million from cost control measures we implemented which reduced labor costs in service operations in the UK and Italy. In addition, there were expenses in the prior period, excluded from Adjusted EBITDA, in relation to a legal dispute ($0.4 million) and Italian tax measures ($0.3 million). An additional $0.7 million was driven by a favorable exchange rate impact, resulting in a SG&A decrease of $1.9 million from $5.7 million to $3.8 million on a reported basis.

Depreciation and amortization increased by $0.1 million on a constant currency basis during the period. This was a result of an increased amortization charge of $0.4 million related to new projects going live and therefore labor costs being amortized. This was mostly offset by savings from fully depreciated B3 and SBG terminals in the UK and Italian markets. A favorable currency impact accounted for a $1.1 million decrease. Depreciation and amortization on a reported basis decreased by 14.9%, from $7.0 million to $5.9 million.

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

Key events that impacted results for the Three-Month Period ended March 31, 2017

We finalized an agreement with the Greek lottery OPAP (Greek Organization of Football Prognostics S.A.) for the deployment of Virtual Sports in over 4,000 venues. Subsequent to the end of the quarter, our Virtual Sports went live with OPAP in Greece. The rollout will initially focus on Virtual Football (soccer) with other sports planned to follow. We believe that the initial performance (since launch) is encouraging in-line with our expectations.

The Grand National Race of Champions, featuring some of the famous runners and riders in the race’s history was shown for the first time on William Hill’s website shortly after the completion of the period. In addition, the first Virtual Grand National was broadcast on National TV.

We entered in to an extended contract with one of Central Europe’s largest betting operators, Fortuna. Following regulatory changes, we are ready to commence Virtual Sports deployment in Poland and anticipate that our full suite of Virtuals products will be available to operators by the end of Fiscal 2017. In a deal which extends to 2019, a customer is expected to deploy our Virtual Sports content to over 200 Polish retail venues and online.

Our new Virtual Sports product, Football Matchday, went live for the first time with Italian operator Snaitech. Specifically designed for the Italian market, Football Matchday offers a unique league concept to players featuring eight matches in ultra-realistic HD graphics, games can be followed and wagered on simultaneously.

Our Virtuals Connect service went live with online betting operator SB Tech's first customer. Virtuals Connect is a fully-managed, turnkey solution which is designed to be easily integrated into any bet management system. The platform is a simple and low cost online and mobile solution enabling operators to access Virtuals with minimal capital outlay.

Virtual Sports	For the Three-Month Period ended
	March 31,	March 31,	$ Variance		£ Variance
(In thousands)	2017	2016	2017 vs 2016		2017 vs 2016

Service Revenue	$8,463	$8,621	($158)	(1.8)%	953	16.2%

Cost of Service	(637)	(1,166)	529	(45.4)%	281	(35.3)%

Selling, general and administrative expenses	(1,454)	(525)	(929)	177.0%	(816)	227.9%

Stock-based compensation	(78)	-	(78)	N/A	(63)	N/A

Depreciation and amortization	(1,555)	(1,420)	(135)	9.5%	(287)	29.6%

Net operating profit	$4,739	$5,510	($771)	(14.0)%	69	1.8%

Exchange Rate - $ to £	1.239	1.467

Key Performance Indicators

	For the Three-Month Period ended		Variance
	March 31,	March 31,	2017 vs 2016
Virtuals	2017	2016		%

Live Customers #	78	67	11	16.4%
Total Revenue (£'000)	£6,830	£5,877	£953	16.2%
Total Revenue £'000 - Retail	£4,344	£3,926	£418	10.6%
Total Revenue £'000 - Online	£2,487	£1,951	£535	27.4%
Average Revenue Per Customer per day (£)	£973	£975	(£2)	(0.2)%

Virtual Sports Live Customers represents the number of customers in the period from which there is Virtual Sports revenue within the period (either license or recurring within the Virtuals or Mobile RGS markets).

Total revenue (£’000) represents the total US GAAP revenue for the Virtual Sports segment including recurring and upfront service revenue. Total revenue is also split between ‘Retail’ which includes Virtual venues and ‘Online’ which includes Virtual and Mobile RGS revenue streams.

Virtual Sports Revenue per Customer per Day represents the total US GAAP revenue for the Virtual Sports segment in the period, divided by the Virtual Sports Live Customers, divided by the number of days in the period.

Three-Month Period ended March 31, 2017 compared to March 31, 2016

Revenue

Virtual Sports revenue increased by $1.4 million, or 16.2%, on a constant currency basis, offset by an adverse currency impact of $1.6 million resulting in a negligible decline in reported revenue, from $8.6 million to $8.5 million.

The revenue increase on a constant currency basis was driven by recurring revenue growth of $1.2 million in Virtuals land-based and online customers as a result of new content and growth in stakes. Further RGS integrations into the mobile market with six customers compared to four for the same period in 2016 resulted in an increase of $0.2 million.

Virtual Sports live customers increased by eleven, from 67 to 78, in the interim period, including new RGS customers.

Segment Operating Profit

Virtual Sports operating profit increased by $0.1 million on a constant currency basis. On a reported basis this represented a decline of $0.8 million, from $5.5 million to $4.7 million. This was primarily attributable to an adverse currency impact, which reduced operating profit by $0.9 million.

Cost of service declined by $0.4 million on a constant currency basis due to reduced royalty terms. On a reported basis, cost of service decreased by $0.5 million, from $1.2 million to $0.6 million, aided by a favorable currency impact of $0.1 million.

SG&A expenses increased by $1.2 million on a constant currency basis due primarily to the prior period having a one-off credit of $1.4 million in relation to a reduction in deferred consideration. The overall increase of $0.9 million, from $0.5 million to $1.5 million, on a reported basis, was partially offset by favorable exchange rate movements of $0.3 million.

Depreciation and amortization expense increased by $0.4 million on a constant currency basis. This is due to increased intangible amortization driven by new projects that went live in the period.

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

Constant Currency Results are a non-GAAP measure. The currency impact shown has been calculated as current period GBP:USD rate used less the equivalent rate in the prior period, multiplied by the current period amount in the functional currency (GBP). The remaining difference is therefore calculated as the difference in the functional currency, multiplied by the prior period average GBP:USD rate, as a proxy for constant currency movement.

Public Company Costs are a non-GAAP measure, defined as the incremental costs incurred as a result of becoming a public company, shown to allow comparability to the prior period. They include costs associated with the Board of Directors and its advisors, the remuneration of the Executive Chairman, Chief Strategy Officer and others who became employed as a result of the merger, SEC counsel costs, and costs associated with PCAOB audit compliance. It does not include changes to the compensation of existing Inspired staff that occurred after or as a result of the merger.

Reconciliations from Net Loss per the Consolidated Statement of Operations and Comprehensive Loss to Adjusted EBITDA for the interim periods are shown below.

	For the Three-Month Period Ended

	March 31,	March 31,
(In thousands)	2017	2016

Net loss	($9,120)	($13,515)

Items Relating to Legacy Activities:
Pension charges	166	95
Costs relating to former operations	43	4
Recognition of asset related obligations	-	(41)

Items to be considered to be Exceptional in nature:
Costs of group restructure	467	276
Italian tax related costs	-	284
Transaction fees	812	389
Deferred consideration write back	-	(1,423)
PRS legal dispute	-	414

Stock-based compensation expense	1,290	-

Depreciation and amortization	8,004	9,172
Total other income (expense), net	6,953	14,968
Income tax	32	203
Adjusted EBITDA	$8,648	$10,826

Adjusted EBITDA	£6,979	£7,381

Attributable to:
Operating company	7,977	7,381
Public company costs	(998)	-

Exchange Rate - $ to £	1.239	1.467

Acquisition related transaction expenses increased by $0.4 million to $0.8 million. All such expenses in both years relate to the Merger. It is anticipated that all material expenses in relation to the transaction have now been incurred, except for the earn-out.

We incurred a severance expense of $0.5 million in the current period related to cost savings measures which led to a reduction in workforce. Had the cost savings measures been in place for the entire quarter, we believe our operating expenses would have been $0.3 million lower than the amount we reported.

As a result of nil margin hardware sales (which may also be loss making when considered in isolation) distorting revenue, and therefore growth, ‘Revenue excluding nil margin sales’ is considered internally. A reconciliation of this is shown below for the periods under review.

	For the Three-Month Period ended
	March 31,	March 31,
(In thousands)	2017	2016

Net revenues per Financial Statements	$28,060	$30,440
Less Nil Margin Sales	(896)	5
Adjusted Revenue	$27,164	$30,445

Adjusted Revenue	£21,924	£20,755

Exchange Rate - $ to £	1.239	1.467

Six-Month Period ended March 31, 2017 compared to March 31, 2016

	For the Six-Month Period ended
	March 31,	March 31,	$ Variance		£ Variance
(In thousands)	2017	2016	2017 vs 2016		2017 vs 2016

Revenue:
Service	$50,640	$59,223	($8,583)	(14.5)%	3.1%
Hardware	4,457	2,032	2,425	119.3%	164.5%
Total revenue	55,097	61,255	(6,158)	(10.1)%	8.5%
Cost of sales, excluding depreciation and amortization:
Cost of service	(6,980)	(8,492)	1,512	(17.8)%	(0.9)%
Cost of hardware	(3,612)	(841)	(2,771)	329.5%	417.9%
Selling, general and administrative expenses	(28,135)	(30,771)	2,636	(8.6)%	10.3%
Stock-based compensation	(1,327)	-	(1,327)	N/A	N/A
Acquisition related transaction expenses	(11,273)	(1,667)	(9,606)	576.2%	715.5%
Depreciation and amortization	(15,172)	(18,444)	3,272	(17.7)%	(0.8)%
Net operating income	(11,402)	1,040	(12,442)	(1196.3)%	(1422.0)%
Other income (expense)
Interest income	12	-	12	N/A	N/A
Interest expense	(18,965)	(31,012)	12,047	(38.8)%	(26.3)%
Change in fair value of earn out liability	(879)	-	(879)	N/A	N/A
Change in fair value of derivative liability	(79)	-	(79)	N/A	N/A
Other finance income (costs)	(107)	(128)	21	(16.5)%	0.7%
Total other income (expense), net	(20,018)	(31,140)	11,122	(35.7)%	(22.5)%
Net loss from continuing operations before income taxes	(31,420)	(30,100)	(1,320)	4.4%	25.9%
Income tax expense	(83)	(289)	206	(71.3)%	(65.4)%

Net loss	($31,503)	($30,389)	($1,114)	3.7%	25.0%

Exchange Rate - $ to £	1.243	1.498

Revenue

Total revenue increased $5.2 million, or 8.5%, on a constant currency basis. This was offset by an adverse currency impact of $11.3 million, resulting in a 10.1% decrease in reported revenue, from $61.3 million to $55.1 million. See Business Segment Results below for further discussion.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, increased by $3.4 million on a constant currency basis due to SBG hardware revenue growth described above. This was partially offset by favorable currency impacts of $2.2 million, resulting in a reported period increase of $1.3 million, from $9.3 million to $10.6 million.

Selling, general and administrative expenses

SG&A expenses increased by $2.6 million on a constant currency basis, driven by:

•	A one-off credit of $1.4 million in the prior year in relation to a reduction in deferred consideration
•	Group restructuring costs of $0.5 million in the current period, which we believe will yield annualized savings of $1.0 million ($1.8 million pre-labor capitalization), in addition to roles not replaced and new roles removed yielding further annualized savings of $1.5 million, giving total annualized savings of $2.5 million (pre-labor capitalization $2.4 million and $4.2 million respectively)
•	Additional public company costs in the current period of $1.2 million
•	Offsetting this in part is a reduction in other costs excluded from the Adjusted EBITDA note, as described below, of $1.3 million

Excluding the above items, underlying SG&A costs increased by $1.2 million primarily due to labor expense resulting from the full-year impact of prior year hires.

These expenses were offset by a favorable currency translation of $6.0 million. This resulted in a reduction in SG&A expenses of $2.6 million on a reported basis, from $30.8 million to $28.1 million.

Stock-based compensation

In connection with the Merger, on December 22, 2016, the Company’s stockholders approved the Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan (the “2016 Incentive Plan”). Under the 2016 Incentive Plan, the Compensation Committee is authorized to grant awards to employees, officers, directors and other service providers of the Company and its affiliates and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. As of March 31, 2017, there were 2,778,818 shares authorized for issuance under the 2016 Incentive Plan and 15,285 shares available for issuance. These awards are fair valued at the time of issuance using Monte Carlo simulation, with the value being spread over the vesting period. As a result, the Company recorded an expense in the current period of $1.3 million. There was no corresponding charge in the prior year.

Acquisition related transaction expenses

Acquisition related transaction expenses increased by $9.6 million. All expenses relate to the acquisition of the Merger. Costs incurred in the period include professional fees ($4.1 million), fees contingent on deal completion ($2.3 million) and transaction bonus costs excluding stock based compensation costs ($4.0 million).

Depreciation and amortization

Depreciation and amortization expense decreased by $0.1 million on a constant currency basis. This was driven by a $0.9 million decline in depreciation from UK Casino & Bingo B3 terminals and Italy SBG terminals for machines which became fully depreciated, offset by an increase in intangible amortization of $0.8 million as a result of new products going live. A further decrease of $3.1 million was attributable to favorable currency movements, resulting in a 17.7% decrease in depreciation and amortization on a reported basis, from $18.4 million to $15.2 million.

Interest expense

Interest expense decreased by $8.1 million on a constant currency basis. This was primarily due to a reduction of $9.3 million in PIK loan note interest as there was no external charge following the completion of the Merger on December 23, 2016. This was partially offset by increases of $1.1 million in senior debt PIK interest due to interest rate uplifts in 2017 and $0.4 million in senior debt cash interest due to compounding of debt. The interest expense decreased $12.0 million from $31.0 million to $19.0 million on a reported basis for the interim period 2017 as compared to the comparable period in 2016 which included favorable currency movements of $3.9 million.

Change in fair value of earn out liability

These expenses relate to the potential earn out payment to the former owners of DMWSL 633 Ltd which is dependent upon performance criteria. As a result of share price movements, the value of the liability increased to $10.5 million, creating an expense in the period of $0.9 million. There was no corresponding figure in the comparative period.

Income Taxes

We recorded a foreign income tax expense of $0.1 million for the period ended March 31, 2017 and $0.3 million for the period ended March 31, 2016. The effective tax rate for the period ending March 31, 2017 was 0.3% and for the period ending March 31, 2016 it was 1.0%.

BUSINESS SEGMENT RESULTS

Server Based Gaming

Key events that impacted results for the Six-Month Period ended March 31, 2017

Our UK SBG terminals in LBO’s generated Gross Win per unit per day growth on a constant currency basis, of 3.9%.

In the UK market, contract extensions and amendments were signed with two large customers, neither of which required immediate additional capital expenditure. In addition, there was continued SBG rollout into non-LBO UK venues, adding an additional 450 SBG terminals.

In Italy, we released new titles “White Knight” and “Goddess of the Amazon” which have performed well on the estate and there was continued SBG rollout into new customers, offsetting a reduction elsewhere in the estate.

Server Based Gaming	For the Six-Month Period ended
	March 31,	March 31,	$ Variance		£ Variance
(In thousands)	2017	2016	2017 vs 2016		2017 vs 2016

Revenue:
Service	$35,154	$42,038	($6,884)	(16.4)%	0.8%
Hardware	4,457	2,032	2,425	119.3%	164.5%
Total revenue	39,611	44,070	(4,459)	(10.1)%	8.4%

Cost of sales, excluding depreciation and amortization:
Cost of service	(5,491)	(6,117)	626	(10.2)%	8.2%
Cost of hardware	(3,612)	(841)	(2,771)	329.5%	417.9%
Total cost of sales	(9,103)	(6,958)	(2,145)	30.8%	57.8%

Selling, general and administrative expenses	(7,650)	(11,192)	3,542	(31.6)%	(17.6)%

Stock-based compensation	(64)	-	(64)	N/A	N/A

Depreciation and amortization	(11,593)	(14,489)	2,896	(20.0)%	(3.5)%

Net operating profit	$11,201	$11,431	($230)	(2.0)%	18.2%

Exchange Rate - $ to £	1.243	1.498

Key Performance Indicators

	For the Six-Month Period ended		Variance
	March 31,	March 31,	2017 vs 2016
SBG	2017	2016		%

End of period installed base (# of terminals)	27,151	26,157	994	3.8%
Average installed base (# of terminals)	26,914	26,131	783	3.0%
Customer Gross Win per unit per day (1)	£118.88	£116.26	£2.62	2.3%
Customer Net Win per unit per day (1)	£85.76	£84.34	£1.42	1.7%
Inspired Blended Participation Rate	6.0%	6.3%	(0.3)%

(1) Includes all SBG terminals in which the company takes a participation revenue share across all territories

Six-Month Period ended March 31, 2017 compared to March 31, 2016

Revenue

On a constant currency basis, total SBG revenue increased by $3.7 million, or 8.4%, offset by adverse currency impact of $8.2 million. On a reported basis, total SBG revenue declined, from $44.1 million to $39.6 million.

SBG service revenue increased by $0.4 million on a constant currency basis, offset by an adverse currency impact of $7.2 million, resulting in a decline from $42.0 million to $35.2 million. The underlying increase is attributable to Gross Win per unit per day incomes on the UK LBO estate increasing by $1.0 million, a 450 terminal increase in the installed base of B3 terminals in AGC venues which accounted for $0.3 million increase in revenue, and revenue growth of $0.3 million in other International SBG driven by a mix of volume and gross win per day income growth. These were partly offset by revised terms on SBG contract extensions (these are platform only) within the UK LBO and UK Casino & Bingo markets driving declines of $0.6 million and $0.7 million respectively.

Hardware revenue grew by $3.3 million on a constant currency basis due to additional SBG sales in the Greek, UK and Colombian markets. This increase was partially offset by adverse currency rate translation of $0.9 million, resulting in reported hardware revenue increasing by $2.4 million from, $2.0 million to $4.5 million.

Average Installed Base increased 3.0% from the year ago period to 26,914 due to continued UK market growth, additional SBG installs in Colombia and commencement of our rollout into Greece.

Customer Gross Win per unit per day (GBP) increased by 2.3% driven by increases in the UK estate (includes non UK LBO) of 1.7%, in Italy of 11.6% and in Colombia of 15.2%. Both Italy and Colombia revenue benefited from favorable exchange rate movements.

Overall net win per unit per day exhibited a similar trend with an increase of 1.7% to £86 per terminal, as the estate benefited from favorable comparisons due to the lack of major changes in gaming tax during the year.

The decrease in the overall blended participation rate of 0.3% from 6.3% to 6.0% is driven by the short-term contract extensions of two key UK customers at lower revenue share terms, both customers incur no additional capex in the contract period.

Segment Operating Profit

On a constant currency basis, SBG operating profit increased by $2.1 million, offset by adverse currency movements of $2.3 million. On a reporting basis SBG operating profit decreased by $0.2 million, from $11.4 million to $11.2 million.

Cost of sales increased by $4.0 million on a constant currency basis primarily due to growth in hardware sales, partially offset by a favorable currency translation of $1.9 million, resulting in an increase in reported revenue of $2.1 million, from $7.0 million to $9.1 million.

SG&A expenses decreased by $2.0 million on a constant currency basis primarily due to savings of $0.7 million from cost control measures we implemented which reduced labor costs in service operations, sales development and Italy. We also benefited from a VAT refund in a former operation, which has been removed in the Adjusted EBITDA note below. In addition, there were expenses in the prior period for one-time costs in relation to a legal dispute of $0.4 million and Italian tax measures of $0.3 million, an additional $1.6 million was driven by exchange rate translation, resulting in a decrease in reported SG&A expense of $3.5 million, from $11.2 million to $7.7 million.

Depreciation and amortization decreased by $0.5 million on a constant currency basis during the period. This was due to a $0.9 million reduction in machine related depreciation driven by fully depreciated B3 and SBG terminals in the UK and Italian markets. This was partially offset by an increased amortization charge of $0.4 million as a result of new products becoming live and the capitalized labor costs being amortized. A favorable currency translation accounted for an additional $2.4 million expense decrease resulting in a decrease in reported depreciation and amortization expense of $2.9 million, from $14.5 million to $11.6 million.

Virtual Sports

Key events that impacted results for the Six-Month Period ended March 31, 2017

In addition to the items mentioned above in the Three-Month Period ended March 31, 2017, Virtual Sports went live in Italy with one new customer in the retail & online estate and also successfully went live with two new mobile remote game server (“RGS”) integrations, our fifth and sixth customers, respectively. Further game integrations were also completed during the six-month period further increasing our revenues from all mobile RGS customers.

We also signed an exclusive long term partnership with Carm Productions and the Jockey Club to produce the first ever virtual Grand National. The Aintree Racecourse will be used as the back drop for a brand new suite of Grand National Racing products from Inspired, the first of which went live in the period.

Virtual Sports	For the Six-Month Period ended
	March 31,	March 31,	$ Variance		£ Variance
(In thousands)	2017	2016	2017 vs 2016		2017 vs 2016

Service Revenue	$15,486	$17,185	($1,699)	(9.9)%	8.7%

Cost of Service	(1,489)	(2,375)	886	(37.3)%	(24.4)%

Selling, general and administrative expenses	(3,250)	(2,606)	(644)	24.7%	50.4%

Stock-based compensation	(78)	-	(78)	N/A	N/A

Depreciation and amortization	(2,623)	(2,688)	65	(2.4)%	17.7%

Net operating profit	$8,046	$9,516	($1,470)	(15.4)%	2.0%

Exchange Rate - $ to £	1.243	1.498

Key Performance Indicators

	For the Six-Month Period ended		Variance
	March 31,	March 31,	2017 vs 2016
Virtuals	2017	2016		%

Live Customers #	78	67	11	16.4%
Total Revenue (£'000)	£12,466	£11,475	£991	8.6%
Total Revenue £'000 - Retail	£7,665	£7,716	(£51)	(0.7)%
Total Revenue £'000 - Online	£4,800	£3,758	£1,042	27.7%
Average Revenue Per Customer per day (£)	£867	£941	(£74)	(7.9)%

Six-Month Period ended March 31, 2017 compared to March 31, 2016

Revenue

Virtual Sports revenue increased by $1.5 million on a constant currency basis. This is offset by an adverse currency translation of $3.2 million, resulting in a decline in revenue from $17.2 million to $15.5 million on a reported basis.

The revenue increase on a constant currency basis is driven by recurring revenue growth of $0.8 million in Virtuals land-based and online customers as a result of new content and growth in stakes. Further RGS integrations into the mobile market with six customers compared to four for the same period in 2016 resulted in an increase of $0.4 million.

Virtual Sports live customers increased by eleven from 67 to 78, in the interim period, including new RGS customers.

Average Revenue per customer per day has declined in the period by £74 or 7.9%. This is due to a large number of the new customers coming on-board towards the end of the period. This is expected to reverse itself in the coming periods as the relationship grows with these customers.

Segment Operating Profit

Virtual Sports operating profit showed growth of $0.2 million on a constant currency basis but decreased by $1.5 million, from $9.5 million to $8.0 million on a reported basis. This was primarily attributable to adverse currency translation, which reduced operating profit by $1.7 million.

Cost of service reduced by $0.6 million on a constant currency basis due primarily to lower royalty terms. On a reported basis, cost of service decreased by $0.9 million, from $2.4 million to $1.5 million, enhanced by favorable currency translation of $0.3 million.

SG&A expenses increased by $1.3 million on a constant currency basis due to a one-time benefit in the comparative period of $1.4 million, this is in relation to a reduction in deferred consideration. This increase is partly offset by favorable exchange rate translation of $0.7 million resulting in an increase of $0.6 million, from $2.6 million to $3.3 million, on a reported basis.

Depreciation and amortization expense increased by $0.5 million on a constant currency basis, which is due to an increase in intangible amortization as a result of new products becoming live such as “Rush Horses Live”. On a reported basis, there is a decline of $0.1 million in this expense, from $2.7 million to $2.6 million, due to a favorable currency translation of $0.5 million.

Reconciliations from Net Loss per the Consolidated Statement of Operations and Comprehensive Loss to Adjusted EBITDA for the interim periods are shown below.

	For the Six-Month Period ended
	March 31,	March 31,
(In thousands)	2017	2016

Net loss	($31,503)	($30,389)

Items Relating to Legacy Activities:
Profit attributable to discontinued analogue activities	-	(71)
Pension charges	346	535
Costs relating to former operations	(70)	10
Recognition of asset related obligations	-	(41)

Items to be considered to be Exceptional in nature:
Costs of group restructure	467	315
Italian tax related costs	-	303
Transaction fees	11,273	1,669
Deferred consideration write back	-	(1,423)
PRS legal dispute	-	414

Stock-based compensation expense	1,326	-

Depreciation and amortization	15,172	18,444
Total other income (expense), net	20,018	31,140
Income tax	83	289
Adjusted EBITDA	$17,112	$21,195

Adjusted EBITDA	£13,771	£14,144

Attributable to:
Operating company	14,791	14,144
Public company costs	(1,020)	-

Exchange Rate - $ to £	1.243	1.498

	For the Six-Month Period ended
	March 31,	March 31,
(In thousands)	2017	2016

Net revenues per Financial Statements	$55,097	$61,255
Less Nil Margin Sales	(1,430)	38
Less Analogue Revenues	0	(71)
Adjusted Revenue	$53,667	$61,222

Adjusted Revenue	£43,188	£40,857

Exchange Rate - $ to £	1.243	1.498

Liquidity and Capital Resources

(in thousands)	Six Months Ended March 31,		Variance
	2017	2016	2017 to 2016
Net loss	$(31,503)	$(30,389)	$(1,114)
Non-cash interest expense	9,762	21,578	(11,816)
Other net cash provided by operating activities	9,440	13,932	(4,492)
Net cash (used in)/provided by operating activities	(12,301)	5,121	(17,422)

Net cash used in investing activities	(20,340)	(18,955)	(1,386)
Net cash provided by financing activities	42,865	12,662	30,203
Effect of exchange rates on cash	1,635	(125)	1,761
Net increase/(decrease) in cash and cash equivalents	$11,859	$(1,297)	$13,156

Net cash used in operating activities

Net cash flow used in operating activities was $12.3 million, compared to an inflow of $5.1 million in the prior period, a $17.4 million increase in cash utilization. Our net loss increased by $1.1 million, from $30.4 million to $31.5 million, as detailed in Results of Operations. Within this, non-cash interest expense decreased by $11.8 million, from $21.6 million to $9.8 million, as a result of the non-cash interest expense ceasing to be an external charge since the Merger. Other net cash provided by operating activities decreased by $4.5 million, from $13.9 million to $9.4 million. This was due to a variety of factors, including a $1.2 million increase in invoicing in the period ending March 31, 2017 partially related to the commencement of the SBG activities within Greece, timing of salary payments of $2.6 million as salaries are usually paid on 1st of the month but April 1st fell on a Saturday so they were paid on March 31st, reductions in income accruals in the period ending March 31, 2016 of $3.0 million, hence less money has been received upfront and lower depreciation charges in the period ending March 31, 2017 of $3.3 million. These were partly offset by movements in deferred revenue creditor levels of $2.4 million, other accruals of $1.2 million and fair value movements on earn-out liabilities $0.9 million.

Net cash used in investing activities

Net cash used in investing activities increased by approximately $1.4 million, from $19.0 million to $20.3 million. The increased spending was attributable to higher spend on property, plant and equipment purchases and an increase in capitalized software costs. Effects of exchange rates on cash increased by approximately $1.8 million due to the significant downturn in the $ to £ exchange rate in the period.

Net cash from financing activities

Net cash from financing activities increased by $30.2 million, from $12.7 million to $42.9 million. This was due to a cash injection of $16.7 million received following the Merger and $21.6 million of proceeds received from a private placement of common stock in connection therewith. This was partly offset by the level of drawdown in the company’s revolver facility; a drawdown of $4.0 million was made during the period ended March 31, 2017 compared to a drawdown of $12.7 million in the prior period.

Funding Needs and Sources

The company has historically relied on a combination of cash flows provided by operations and the incurrence of additional debt and/or the refinancing of existing debt to fund its obligations. As of March 31, 2017, the company had liquidity of $13.3 million in cash and cash equivalents, compared to $2.8 million in the prior year. The company had a working capital surplus of $4.4 million as of March 31, 2017 as compared to a working capital deficit of $3.9 million as of March 31, 2016. The level of working capital surplus or deficit operated by the company varies with the level of machine production and capitalization. In periods where significant levels of machines are being manufactured, the levels of inventory and creditors are higher than average and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payment to the suppliers. This and movements in trading activity levels can result in significant working capital volatility. In periods of low activity the working capital elements return to a more normalized level. Working capital is reviewed and managed to an extent to ensure that the current liabilities are covered by the level of cash held and the expected level of short term receipts.

Long term and Other Debt

Debt consists of senior bank debt and a revolver facility commitment. As at September 24, 2016, debt also included loan notes payable to the owners of Ordinary A shares (referred to as Payment in Kind (“PIK”) Loan Notes). As part of the Merger, these PIK loan notes have become internally owned and are therefore eliminated from the consolidated group figures.

The company has bank facilities of £90.0 million ($112.3 million) which is split between senior debt of £72.5 million ($90.4 million) and a revolving facility commitment of £17.5 million ($21.8 million). The senior debt facility has a cash interest rate on outstanding borrowings for this line of credit being the Bank of England’s bank’s base rate plus the base rate margin or LIBOR rate plus the bank’s LIBOR rate margin. The loan agreement includes a PIK interest rate on the outstanding borrowings that can be paid for or added to the outstanding debt. The amounts of PIK interest compounded onto the original debt facility as at March 31, 2017 and September 24, 2016 was £10.8 million ($13.4 million) and £8.4 million ($11.0 million) respectively. The senior debt facility is scheduled to mature on September 30, 2019. Due to foreign currency translation, these figures are revised at each Balance Sheet date.

The revolving facility has an interest rate on unutilized borrowings of 2%. The line of credit is scheduled to mature on June 30, 2019. £11.0 million ($13.7 million) and £7.8 million ($10.1 million) of the revolving facility had been drawn on March 31, 2017 and September 24, 2016 respectively. In addition to this draw, a further amount of the facility had been utilized for the Duty Deferment guarantee and the company credit card scheme. The amounts utilized at March 31, 2017 and September 24, 2016 amounted to $0.4 million at both dates.

Debt issuance fees were capitalized when the debt was issued. As at March 31, 2017 and September 24, 2016, the amount of debt issuance fees capitalized amounted to $0.6 million and $1.4 million, respectively.

The company also previously had 13.5% PIK loan notes payable to a syndicate of investors where interest of 13.5% was added to the loan amount. These loan notes had a maturity of July 6, 2018 and were held within DMWSL 632 Limited, an intermediate holding company of the Inspired Gaming Group. The total PIK loan balance at September 24, 2016 amounted to $298.2 million.

Debt Covenants

The Inspired Entertainment, Inc. Group is subject to covenant testing at quarterly intervals. The covenant testing is set at the DMWSL 631 Ltd group level and comprises tests on Leverage (Net Debt/EBITDA), Interest Cover (EBITDA/Interest Costs) and Super Senior Leverage (Net Debt + Revolver/EBITDA). These are measured under UK GAAP.

All trading in the Inspired Entertainment, Inc. is included within the DMWSL 631 Ltd Group, the only difference between the two groups relating to a small level of overhead and director fees and expenses, non-recurring costs relating to the transaction to create the Inspired Entertainment Inc. group and the movement in fair values on earn out and derivative liabilities. The costs of these items in the period ending March 31, 2017 were $1.4 million, $4.5 million and $1.8 million, respectively.

The financial results of the DMWSL 631 Ltd Group need to pass the covenant levels set at each quarter end to avoid being in a covenant breach. Besides the quarterly tests, there is also an annual requirement that no more than £3.0 million ($3.7 million) can be spent on non-machine additions excluding labor capitalization.

There have been no breaches of debt covenants in the periods ending March 31, 2017 and September 24, 2016.

Off-balance sheet financing arrangements

As of March 31, 2017, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Please refer to our Current Report on Form 8-K filed with the SEC on December 30, 2016, for a discussion of our critical accounting policies. During the six months ended March 31, 2017, there were no material changes to these policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2017, we had £72.5 million ($90.4 million) of senior bank debt and £10.4 million ($13.4 million) of capitalized PIK debt interest that is subject to a floating interest rate charge that can vary with the LIBOR rate if this rate increases over a level of 3%. Due to the current rates of LIBOR, if floating interest rates increased by 1%, there would be no impact on the interest expense. If the floating interest rates increased by 5%, the additional interest charge would be approximately $1.2 million.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net assets total approximately $10.2 million and our US Dollar functional currency net liabilities total approximately $7.5 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of March 31, 2017 would result in translation adjustments of approximately $1.2 million and $0.9 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained earnings earned in Euros and in US Dollars in the six months ended March 31, 2017 were $1.5 million and $0.7 million respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of March 31, 2017 would result in translation adjustments of approximately $0.1 million and $0.1 million, respectively, recorded in trading operations.

The majority of the group’s trading is in GBP, the functional currency, although the reporting currency of the group is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the group’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results by approximately $2.9 million and would result in translation adjustments of approximately $0.9 million, recorded in other comprehensive loss.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2017, the end of the period covered by this Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation Measures.”

Remediation Measures

As previously disclosed in our Form 10-Q for the period ended December 31 2016, in conjunction with our auditors, we identified a weakness in a lack of internal knowledge relative to US GAAP within the finance team of Inspired. While this was not indicative of wider controls limitations around accounting knowledge, given Inspired has been a private UK company for a number of years and therefore has not needed US GAAP knowledge previously, we have looked to remedy the weakness in a timely fashion.

We recognize the importance of the control environment, as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness and enhance our internal control over US GAAP knowledge within the team. We believe the following actions will assist us in remediating the material weakness:

●	We have engaged a third-party CPA to assist with the production of consolidated US accounts and to be the initial point of contact for technical queries.
●	Key finance team members received specific, external training on US GAAP and the differences to UK GAAP and IFRS (being the accounting standard team members were previously qualified in).

●	Senior finance team members have attended external training courses on SEC reporting.
●	Unusual transactions will be reviewed with external advisors earlier in the process of analyzing and recording the transaction.
●	We underwent detailed US GAAP conversion as part of the Merger, as well as US GAAS and PCAOB audits over a four year period which has increased our knowledge of US GAAP across the finance team.

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

We are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority, except one claim from the Performing Rights Society is ongoing and relates to the alleged infringement of copyrighted material of the Performing Rights Society’s members in certain games on Fixed Odds Betting Terminals in UK Licensed Betting Offices. The UK bookmaker defendants (who have formed a joint defense group with the Company and Scientific Games Corporation) filed a defense to the claim (for approximately £7 million) raised in the High Court in London by the Performing Rights Society on December 22, 2015. The parties have previously undertaken a process of mediation in September 2016 and there have been ongoing settlement discussions among the parties. Although the Company is unable to determine the outcome of the claim and intends to defend it vigorously, the Company has made a provision in the prior year for $0.3 million, which management believes to be adequate to cover the total net exposure to the Company with respect to this matter, including professional fees.

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

During the six months ended March 31, 2017, there were two customers that represented at least 10% of our revenues, accounting for 29% and 12% of the Company’s revenues respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. A decision by any of our top customers to significantly decrease the volume of products purchased from us could substantially reduce revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
•

potential risks relating to our ability to manage our foreign operations, monitor our customers’ activities or our partners’ activities which may subject us to risks involving such other entities’ financial condition or to inconsistent interests or goals;

•	the impact of price controls, capital controls or increased difficulties in collecting accounts receivables in Greece or other jurisdictions;

•	other economic, tax and regulatory policies of local governments; and
•	the ability to attract and retain key personnel in foreign jurisdictions.

Our consolidated financial results are significantly affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than GBP or US Dollars, and from the translation of foreign currency balance sheet accounts into GBP-denominated or US Dollar-denominated balance sheet accounts. Exposure to currency exchange rate fluctuations exists and will continue because a significant portion of our revenues are denominated in currencies other than the US Dollar, particularly GBP and the Euro. Exchange rate fluctuations have in the past adversely affected operating results and cash flows and may continue to adversely affect results of operations and cash flows and the value of assets.

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

The obligations associated with being a public company requires significant resources and management attention.

We currently face legal, accounting, administrative and other costs and expenses applicable to a U.S. public company that Inspired did not incur as a private company. In addition, Inspired had been a private company with limited accounting personnel and other related resources and will need to add personnel in areas such as accounting, financial reporting, investor relations and legal that are needed in connection with our operations as a public company. We expect to incur incremental costs related to operating as a public company of approximately $3.9 million annually, although there can be no assurance that these costs will not be higher, particularly when we no longer qualify as an emerging growth company. Our company is subject to the reporting requirements of the Exchange Act, which requires us to file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the Public Company Accounting Oversight Board and the NASDAQ, each of which imposes additional reporting and other obligations on public companies. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including establishing and maintaining internal controls over financial reporting. Our compliance with existing and evolving regulatory requirements results in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our largest stockholder holds approximately 45% of the Company and has the ability to strongly influence the outcome of corporate actions of the Company requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

Our ability to successfully operate our business is largely dependent upon the efforts of certain key personnel. The loss of such key personnel could negatively impact the operations and profitability of our business.

Our ability to successfully operate our business is dependent upon the efforts of certain key personnel. Although we expect all of such key personnel to remain with our company going forward, it is possible that we will lose some key personnel, the loss of which could negatively impact the operations and profitability of our business. Furthermore, some of our key employees do not have prior experience operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

If our results do not meet expectations, a market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities, such as our warrants, are not listed on, or become delisted from, NASDAQ for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on NASDAQ or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

NASDAQ has delisted our warrants and may delist our common stock from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock is listed on the NASDAQ Capital Market. On March 21, 2017, we received written notice from the NASDAQ Staff of the Listing Qualifications Department that the Company’s common stock and warrants were not in compliance with the minimum 300 and 400 round lot holder requirements set forth in NASDAQ Listing Rules 5505(a)(3) and 5515(a)(4), respectively, and, therefore, the Company’s securities would be subject to delisting. We requested a hearing before a NASDAQ Hearings Panel (the “Panel”). On April 26, 2017, we received notice that the Panel had determined to grant our request for the continued listing of our common stock on NASDAQ, pursuant to an extension to evidence compliance with the minimum 300 round lot shareholder requirement by September 17, 2017. The continued listing of our common stock through September 17, 2017 is subject to our compliance with certain interim milestones evidencing our progress towards compliance with such rule. In addition, the notice informed us that the warrants would be delisted due to our having less than 400 round lot warrant holders. On April 28, 2017, our warrants were delisted from NASDAQ and transitioned to the over-the-counter markets operated by OTC Markets Group.

We cannot assure you that our common stock will continue to be listed on NASDAQ in the future. If NASDAQ delists our common stock from trading on its exchange, we could face significant material adverse consequences, which already apply to our warrants, including:

▪	a limited availability of market quotations for our securities;
▪	reduced liquidity with respect to our securities;
▪	a determination that our securities are a “penny stock,” which requires brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;
▪	a limited amount of news and analyst coverage for our company; and
▪	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Our common stock is subject to registration rights agreements. We are obligated to register founder shares, placement warrants and shares issuable upon exercise of placement warrants pursuant to a registration rights agreement signed in connection with our IPO and we are obligated to register the shares purchased in the Macquarie Forward Purchase pursuant to a registration rights agreement signed in connection with the private placement. In addition, pursuant to the Sale Agreement, we are obligated to promptly file a resale “shelf” registration statement to register the shares of our common stock issued to the Vendors. Sales of restricted securities pursuant to these agreements may substantially depress the market price of our common stock. The Company filed a registration statement on Form S-3 on April 7, 2017 covering these securities which has not yet become effective.

We may redeem any public warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We will have the ability to redeem the public warrants any time prior to their expiration at a price of $0.01 per warrant, provided that (i) the last reported sale price of our common stock equals or exceeds $24.00 per share for any 20 trading days within the 30 trading-day period ending on the third business day before we send the notice of such redemption (on May 5, 2017, the last reported sale price for shares of our common stock was $10.55) and (ii) on the date we give notice of redemption and during the entire period thereafter until the time the warrants are redeemed, there is an effective registration statement under the Securities Act covering the shares of our common stock issuable upon exercise of the public warrants and a current prospectus relating to them is available unless warrants are exercised on a cashless basis. Redemption of the outstanding public warrants could force holders of public warrants:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 3, 2017, we granted 1,090,583 shares of restricted stock under the 2016 Incentive Plan to members of management. On the same date, we granted 12,500 Restricted Stock Units under the Second Plan to a member of management in connection with his agreement to accept such award in lieu of $125,000 owed to him in cash upon the closing of the Merger.

On January 4, 2017, we issued 14,066 shares to certain minority owners of Inspired in connection with the Merger.

The issuances of shares did not involve a public offering of securities and, accordingly, the Company believes that the transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1*	Employment Agreement, dated January 16, 2017 by and between Inspired Entertainment, Inc. and Lorne Weil.
10.2*	Amendment, dated March 23, 2017, to Service Agreement dated April 1, 2015, by and between Inspired Gaming (Gilbraltar) Limited and Luke Alvarez.
10.3*	Director Services Agreement, dated March 23, 2017 by and between DMWSL 633 Limited and Luke Alvarez.
10.4*	Employment Agreement, dated March 23, 2017, by and between Inspired Gaming UK Limited and Stewart Baker.
10.5*	Service Agreement, dated July 6, 2010, by and between Inspired Gaming UK Limited and Steven Holmes.
10.6*	Service Agreement, dated October 1, 2008, by and between Inspired Gaming UK Limited and Lee Gregory.
10.7*	Amendment, dated July 6, 2010, to Service Agreement dated October 1, 2008, by and between Inspired Gaming UK Limited and Lee Gregory.
10.8*	Letter, dated March 16, 2017 by and between Inspired Gaming UK Limited and Lee Gregory.
10.9*	Letter, dated April 5, 2017, by and between Inspired Gaming UK Limited and Steven Holmes.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: May 8, 2017	/s/ Luke L. Alvarez
Name: Luke L. Alvarez
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2017	/s/ Stewart F.B. Baker
Name: Stewart F.B. Baker
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

