Form 10-Q
period 2017-06-30
Inspired Entertainment, Inc.
filed 2017-08-07
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-36689

INSPIRED ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1025534
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

250 West 57 th Street, Suite 2223
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

As of August 7, 2017, there were 22,390,447 shares of the Company’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2017	September 24, 2016
	(Unaudited)
Assets
Current assets
Cash	$22,700	$1,486
Accounts receivable, net	15,021	16,446
Inventory, net	4,567	7,684
Prepaid expenses and other current assets	23,218	19,124
Total current assets	65,506	44,740

Property and equipment, net	47,104	49,231
Software development costs, net	44,340	36,960
Other acquired intangible assets subject to amortization, net	9,776	12,234
Goodwill	45,656	45,705
Other assets	1,005	1,000
Total assets	$213,387	$189,870

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$15,633	$13,662
Accrued expenses	12,645	17,478
Corporate tax and other current taxes payable	3,664	4,665
Deferred revenue, current	14,374	9,593
Other current liabilities	3,956	3,115
Current portion of long-term debt	16,010	10,082
Current portion of capital lease obligations	618	210
Total current liabilities	66,900	58,805

Long-term debt	109,675	402,327
Capital lease obligations, net of current portion	606	165
Deferred revenue, net of current portion	9,782	12,282
Earnout liability	13,168	—
Derivative liability	1,439	—
Other long-term liabilities	13,896	12,362
Total liabilities	215,466	485,941

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2017 and September 24, 2016	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 20,378,002 shares and 11,801,369 shares issued and outstanding at June 30, 2017 and September 24, 2016, respectively	2	1
Additional paid in capital	321,608	614
Accumulated other comprehensive income	45,936	33,105
Accumulated deficit	(369,625)	(329,791)
Total stockholders’ deficit	(2,079)	(296,071)
Total liabilities and stockholders’ deficit	$213,387	$189,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Revenue:
Service	$26,838	$28,728	$77,478	$87,952
Hardware	5,473	680	9,930	2,712
Total revenue	32,311	29,408	87,408	90,664

Cost of sales, excluding depreciation and amortization:
Cost of service	(4,166)	(4,402)	(11,146)	(12,894)
Cost of hardware	(4,908)	(335)	(8,520)	(1,176)
Selling, general and administrative expenses	(13,786)	(14,199)	(41,922)	(44,971)
Stock-based compensation expense	(1,377)	—	(2,703)	—
Acquisition related transaction expenses	(74)	(690)	(11,346)	(2,357)
Depreciation and amortization	(8,705)	(9,131)	(23,877)	(27,575)
Net operating (loss) income	(705)	651	(12,106)	1,691

Other income (expense)
Interest income	8	—	20	—
Interest expense	(5,013)	(14,149)	(23,978)	(45,161)
Change in fair value of earnout liability	(2,384)	—	(3,262)	—
Change in fair value of derivative liability	(270)	—	(349)	—
Other finance costs	(55)	(62)	(162)	(190)
Total other expense, net	(7,714)	(14,211)	(27,731)	(45,351)

Net loss before income taxes	(8,419)	(13,560)	(39,837)	(43,660)
Income tax benefit (expense)	86	(58)	3	(347)
Net loss	(8,333)	(13,618)	(39,834)	(44,007)

Other comprehensive income (loss):
Foreign currency translation gain/(loss)	(569)	2,533	17,565	20,941
Actuarial losses on pension plan	(1,611)	(1,857)	(4,734)	(5,647)
Other comprehensive income/(loss)	(2,180)	676	12,831	15,294

Comprehensive loss	$(10,513)	$(12,942)	$(27,003)	$(28,713)

Net loss per common share – basic and diluted	$(0.41)	$(1.15)	$(2.26)	$(3.76)

Weighted average number of shares outstanding during the period – basic and diluted	20,378,002	11,801,369	17,607,808	11,698,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	(deficit)

Balance as of September 24, 2016	11,801,369	$1	$614	$33,105	$(329,791)	$(296,071)
Foreign currency translation adjustments	—	—	—	17,565	—	17,565
Actuarial losses on pension plan	—	—	—	(4,734)	—	(4,734)
Shares issued in Merger	8,412,097	1	326,237	—	—	326,238
Earnout liability related to Merger (see Note 13)	—	—	(9,575)	—	—	(9,575)
Sale of common stock	164,536	—	1,645	—	—	1,645
Stock-based compensation expense	—	—	2,687	—	—	2,687
Net loss	—	—	—	—	(39,834)	(39,834)
Balance as of June 30, 2017	20,378,002	$2	$321,608	$45,936	$(369,625)	$(2,079)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(39,834)	$(44,007)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,877	27,575
Stock-based compensation expense	2,703	—
Change in fair value of derivative liability	349	—
Change in fair value of earnout liability	3,262	—
Non-cash interest expense relating to PIK loan notes	9,762	31,678
Changes in assets and liabilities:
Accounts receivable	1,470	7,572
Inventory	3,029	(1,336)
Prepaid expenses and other assets	(3,976)	97
Corporate tax and other current taxes payable	(926)	238
Accounts payable	4,790	(1,908)
Other current liabilities	(11)	(300)
Deferred revenues and customer prepayment	2,931	(2,904)
Accrued expenses	(703)	(1,739)
Other long-term liabilities	(2,524)	(4,105)
Net cash provided by operating activities	4,199	10,861

Cash flows from investing activities:
Purchases of property and equipment	(12,761)	(9,206)
Purchases of capital software	(16,304)	(16,026)
Net cash used in investing activities	(29,065)	(25,232)

Cash flows from financing activities:
Proceeds from issuance of revolver and long-term debt	5,732	12,377
Repayments of finance leases	(91)	(107)
Cash received in connection with Merger	36,664	—
Proceeds from sale of common stock	1,645	—
Net cash provided by financing activities	43,950	12,270

Effect of exchange rate changes on cash	2,130	(901)
Net increase (decrease) in cash	21,214	(3,002)
Cash, beginning of period	1,486	4,060
Cash, end of period	$22,700	$1,058

Supplemental cash flow disclosures
Cash paid during the period for interest	$10,362	$12,278
Cash paid during the period for income taxes	$66	$78

Supplemental disclosure of noncash investing and financing activities
Fair value adjustment of PIK shareholder loans	$174,990	$—
Property and equipment acquired through capital lease	$1,208	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Management Liquidity Plans

As of June 30, 2017, the Company’s cash on hand was $22,700 and the Company had working capital deficit of $1,394. The Company recorded net losses of $39,834 and $44,007 for the nine months ended June 30, 2017 and 2016, respectively. The net losses arose mainly due to one-time items, primarily acquisition related expenses, interest on shareholder loan notes, which are no longer a liability of the Company following the Merger as detailed in Note 2, and other non-cash items. The Company historically has had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of additional debt and/or the refinancing of existing debt to fund its obligations. Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and borrowings available under the Company’s credit facilities will be sufficient to fund the Company’s net cash requirements through August 2018.

NASDAQ Notification

On March 21, 2017, the Company received written notice from the NASDAQ Staff of the Listing Qualifications Department that the Company’s common stock and warrants were not in compliance with the minimum 300 and 400 round lot holder requirements set forth in NASDAQ Listing Rules 5505(a)(3) and 5515(a)(4), respectively, and, therefore, the Company’s securities would be subject to delisting. The Company requested a hearing before a NASDAQ Hearings Panel (the “Panel”). On April 26, 2017, the Company received notice that the Panel had determined to grant its request for the continued listing of its common stock on NASDAQ, pursuant to an extension to evidence compliance with the minimum 300 round lot shareholder requirement by September 17, 2017. The continued listing of the Company’s common stock through September 17, 2017 was subject to the Company’s compliance with certain interim milestones evidencing its progress towards compliance with such rule. In addition, the notice informed the Company that the warrants would be delisted due to the Company having less than 400 round lot warrant holders. On April 28, 2017, the Company’s warrants were delisted from NASDAQ and transitioned to the over-the-counter markets operated by OTC Markets Group. The Company continues to work towards satisfying the NASDAQ listing qualifications of 300 round lot holders.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(in thousands, except share and per share data)

(Unaudited)

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with Inspired’s consolidated financial statements and notes thereto for the periods ended September 24, 2016, September 26, 2015 and September 27, 2014. The financial information as of September 24, 2016 is derived from the audited consolidated financial statements presented in the Form 8-K filed by the Company with the SEC on December 30, 2016. The interim results for the three and nine months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending September 30, 2017 or for any future interim periods.

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

Effective September 25, 2016, the Company changed its reporting year end from a 52-week period ending on the last Saturday in September to a September 30 year end, commencing with the year ending September 30, 2017. Accordingly, the period ended June 30, 2017 includes the results of operations for the Company for the period from September 25, 2016 through June 30, 2017. Additionally, the period ended June 30, 2016 includes the results of operations for the Company for the period from September 27, 2015 through June 30, 2016.

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

Reclassification

Certain prior year amounts were reclassified to conform to the current year’s presentation. These reclassifications have no effect on the financial position or results of operations reported as of and for the three and nine months ended June 30, 2016.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(in thousands, except share and per share data)

(Unaudited)

The Company assesses classification of its common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its outstanding common stock purchase warrants satisfied the criteria for classification as equity instruments at June 30, 2017. The Company also determined that its obligation to settle certain management bonuses in either cash or stock satisfied the criteria for classification as a derivative financial instrument at June 30, 2017 (see Note 14).

Share-Based Payment Arrangements

The Company accounts for stock based compensation in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards, and at subsequent exercise or settlement for cash-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and restricted stock units that have time vesting conditions, and stock options and performance shares that have market conditions are valued using an option-pricing model with traditional inputs for “appreciation” awards.

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

Customer Concentration

During the three months ended June 30, 2017, there were two customers that represented at least 10% of revenues, accounting for 25% and 10% of the Company’s revenues. During the three months ended June 30, 2016, two customers represented at least 10% of revenues, accounting for 29% and 11% of the Company’s revenues.

During the nine months ended June 30, 2017, there were two customers that represented at least 10% of revenues, accounting for 27% and 11% of the Company’s revenues. During the nine months ended June 30, 2016, two customers represented at least 10% of revenues, accounting for 30% and 11% of the Company’s revenues.

At June 30, 2017, one customer represented at least 10% of accounts receivable, accounting for 12% of the Company’s accounts receivable. At September 24, 2016, there were no customers that represented at least 10% of accounts receivable.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. As a result, ASU No. 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). The Company will adopt the standard on October 1, 2018, which may result in a cumulative-effect adjustment for deferred revenue to the opening balance sheet for 2016 and the restatement of the financial statements for all prior periods presented. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(in thousands, except share and per share data)

(Unaudited)

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting “(“ASU 2017-09”). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(in thousands, except share and per share data)

(Unaudited)

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

Warrants

As of the Closing Date of the Merger, the Company had 19,079,230 outstanding warrants to purchase an aggregate of 9,539,615 shares of the Company’s common stock, which includes 8,000,000 warrants originally issued as part of the IPO (the “Public Warrants”) and 11,079,230 warrants issued in private placements in connection with the IPO and the Merger (the “Private Placement Warrants”). Each warrant entitles its holder to purchase one-half of one share of the Company’s common stock at an exercise price of $11.50 per whole share and will expire on December 23, 2021, or earlier upon liquidation by the Company. The warrants became exercisable 30 days after the Closing Date. The Company may redeem the Public Warrants at a price of $0.01 per warrant if the last sale price of the common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period. The Company may not redeem the Private Placement Warrants so long as they are held by the initial purchaser or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or such purchasers’ permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

3.	Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2017	September 24, 2016
Trade receivables	$15,270	$16,698
Other receivables	78	88
Allowance for doubtful accounts	(327)	(340)
Total accounts receivable, net	$15,021	$16,446

4.	Inventory

Inventory consists of the following:

	June 30, 2017	September 24, 2016
Component parts	$2,645	$6,175
Finished goods	1,922	1,509
Total inventories	$4,567	$7,684

Component parts include parts for gaming terminals. Included in component parts are reserves for excess and slow-moving inventory of $418 and $469 as of June 30, 2017 and September 24, 2016, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(in thousands, except share and per share data)

(Unaudited)

5.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	June 30, 2017	September 24, 2016
Prepaid expenses	$7,821	$8,678
Unbilled accounts receivable	15,397	10,446
Total prepaid expenses and other assets	$23,218	$19,124

6.	Property and Equipment, net

	June 30, 2017	September 24, 2016
Short-term leasehold property	$360	$360
Video lottery terminals	106,848	104,176
Computer equipment	8,019	7,242
Plant and machinery	4,239	3,215
	119,466	114,993
Less: accumulated depreciation	(72,362)	(65,762)
	$47,104	$49,231

Depreciation and amortization expense amounted to $4,669 and $5,581 for the three months ended June 30, 2017 and 2016, respectively, and $13,827 and $17,603 for the nine months ended June 30, 2017 and 2016, respectively.

7.	Software Development Costs, net

Software development costs, net consisted of the following:

	June 30, 2017	September 24, 2016
Software development costs	$82,595	$67,289
Less: accumulated amortization	(38,255)	(30,329)
	$44,340	$36,960

During the three and nine months ended June 30, 2017, the Company capitalized $4,758 and $14,887, respectively, of software development costs. Amounts in the above table include $2,587 and $1,797 of internal use software at June 30, 2017 and September 24, 2016, respectively.

The total amount of software costs amortized was $3,232 and $2,466 for the three months ended June 30, 2017 and 2016, respectively, and $7,425 and $7,150 for the nine months ended June 30, 2017 and 2016, respectively. Software costs written down to net realizable value amounted to $0 and $263 for the three and nine months ended June 30, 2017, respectively. Software costs written down to net realizable value amounted to $693 for the three and nine months ended June 30, 2016. The weighted average amortization period was 3.2 years for the three and nine months ended June 30, 2017 and 2016. The estimated software amortization expense for the three months ending September 30, 2017 is $3,290 and for the years ending September 30, 2018, 2019, 2020, 2021 and 2022 is $13,643, $12,666, $8,614, $4,219 and $1,908 per annum, respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(in thousands, except share and per share data)

(Unaudited)

8.	Intangible Assets and Goodwill

The following tables present certain information regarding our intangible assets. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives of ten years with no estimated residual values, which materially approximates the expected pattern of use.

	June 30, 2017	September 24, 2016
Trademarks	$17,573	$17,592
Customer relationships	15,018	15,035
	32,591	32,627
Less: accumulated amortization	(22,815)	(20,393)
	$9,776	$12,234

Aggregate intangible asset amortization expense amounted to $804 and $1,084 for the three months ended June 30, 2017 and 2016, respectively, and $2,362 and $2,823 for the nine months ended June 30, 2017 and 2016, respectively. The estimated intangible asset amortization expense for the period ending September 30, 2017 (three months) is $815 and for the years ended September 30, 2018 and 2019 is $3,259 per annum, with a final amortization expense of $2,443 in the year ending September 30, 2020.

Goodwill

The difference in the carrying amount of goodwill at June 30, 2017 and September 24, 2016, as reported in the accompanying unaudited interim condensed consolidated balance sheets is attributable to foreign currency translation adjustments.

9.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2017	September 24, 2016
Interest payable - cash	$1,150	$2,679
Interest payable – payment in kind	633	381
Asset retirement obligations	208	—
Accrued corporate cost expenses	2,380	1,914
Direct costs of sales	5,356	7,530
Other creditors	2,918	4,974
	$12,645	$17,478

10.	Other Liabilities

Other liabilities consist of the following:

	June 30, 2017	September 24, 2016
Customer prepayments & deposits	$3,956	$3,115
Total other liabilities, current	3,956	3,115
Foreign exchange contract liabilities	—	12
Other payables, net of current portion	2,390	3,454
Asset retirement obligations	648	921
Pension liability	10,858	7,975
Total other liabilities, long-term	13,896	12,362
	$17,852	$15,477

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(in thousands, except share and per share data)

(Unaudited)

11.	Long Term and Other Debt

Outstanding Debt and Capital Leases

The following reflects outstanding debt and capital leases as of the dates indicated below:

	Principal	Unamortized deferred financing charge	Book value, June 30, 2017
Senior bank debt	$125,986	$(301)	$125,685
Capital leases and hire purchase contract	1,224	—	1,224
Total long-term debt outstanding	127,210	(301)	$126,909
Less: current portion of long-term debt	(16,628)	—	(16,628)
Long-term debt, excluding current portion	$110,582	$(301)	$110,281

	Principal	Unamortized deferred financing charge	Book value, September 24, 2016
Senior bank debt	$115,379	$(1,218)	$114,161
PIK shareholder loan notes	298,248	—	298,248
Capital leases and hire purchase contract	375	—	375
Total long-term debt outstanding	414,002	(1,218)	412,784
Less: current portion of long-term debt	(10,292)	—	(10,292)
Long-term debt, excluding current portion	$403,710	$(1,218)	$402,492

In connection with the Merger, the value of PIK shareholder loan notes was reduced from $291,780 to $116,790. Accordingly, the Company recorded $174,990 as a capital contribution in the accompanying condensed consolidated statement of stockholders’ equity representing the reduction in the value of the PIK shareholder loan notes. The shareholders transferred their rights to the remaining loan balance of $116,790 to Hydra in connection with the Merger, and therefore the $116,790 was eliminated in consolidation. The $116,790 was also accounted for as a capital contribution by the shareholders. These amounts are recorded in the Condensed Consolidated Statements of Stockholders Equity in shares issued in Merger. On May 31, 2017, the PIK shareholder loan notes were cancelled and are therefore no longer outstanding.

The Company is in compliance with all relevant covenants and the long term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt for the years ending September 30 matures as follows:

Fiscal period	Senior bank debt		Capital leases and hire purchase contract	Total
2017 (three months)	$16,010	*	$178	$16,188
2018	—		519	519
2019	109,976		458	110,434
2020	—		69	69
Total	$125,986		$1,224	$127,210

*	This amount can be rolled over and is not due to be paid until 2019.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

		June 30,	September 24,
	Level	2017	2016
Earnout liability	3	$13,168	$—
Derivative liability	3	$1,449	$—
Foreign exchange contract liabilities (included in other liabilities)	2	$—	$12

13.	Earnout Liability

Pursuant to the Sale Agreement discussed in Note 2, an earnout payment of up to 2,500,000 shares of the Company’s common stock, subject to certain customary anti-dilution adjustments (the “Earnout Consideration”) shall be paid to the previous owners of Inspired (the “Selling Group”) and will be determined based on the financial performance of Inspired’s businesses in six specific countries, China, Colombia, Greece, Norway, Spain and Ukraine (collectively, the “Earnout Jurisdictions”), as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the twelve months ending September 30, 2018 (the “Earnout Period”). If such EBITDA is equal to or greater than £15,000 ($19,493), the Selling Group will receive an aggregate of 2,500,000 shares. If such EBITDA is less than £15,000 ($19,493), the Selling Group will receive the number of shares equal to the product of (x) 2,500,000 and (y) a fraction, the numerator of which is such EBITDA and the denominator of which is £15,000 ($19,493). For example, if the EBITDA achieved in such countries for the period were £7,500 ($9,746), the Selling Group would receive 1,250,000 shares as the earn-out payment. By contrast, if the EBITDA achieved in such countries for the period were £20,000 ($25,990), the Selling Group would receive 2,500,000 shares as the earn-out payment.

In accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”), the earnout shares are not considered indexed to the Company’s own stock and therefore are accounted for as a liability with fair value changes being recorded in the condensed consolidated statements of operations and comprehensive loss. The fair value of the Earnout Consideration is calculated using a Monte Carlo simulation to estimate the variance and relative risk of achieving future EBITDA during the Earnout Period in the Earnout Jurisdictions. This model is a discrete-time model that allows for sources of uncertainty and simulates the movements of the underlying metric and calculates the resulting derivative value for each trial. Such simulations are performed for a number of trials and the average value across all trials is determined in order to arrive at the concluded value of such derivative. The Earnout Consideration was valued at $9,575 at the date of the Merger and $13,168 at June 30, 2017.  The key assumptions in applying the Monte Carlo simulation included expected Earnout Period EBITDA in the Earnout Jurisdictions, the expected standard deviation of expected Earnout Period EBITDA, the Company’s stock price and a normal distribution of Earnout Period EBITDA.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(in thousands, except share and per share data)

(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for the earnout liability measured using significant unobservable inputs (Level 3):

Balance – September 24, 2016	$—
Initial value of earnout liability	9,575
Change in fair value of earnout liability	3,262
Foreign currency translation	331
Balance – June 30, 2017	$13,168

14.	Derivative Liability

On December 22, 2016, the Company’s Board of Directors approved the Inspired Entertainment, Inc. Second Long-Term Incentive Plan (the “Second Plan”). The Second Plan was adopted principally to provide a mechanism through which certain management bonuses due in cash to certain members of management of Inspired upon consummation of the Merger could be paid partially in stock in order to preserve liquidity in the Company. Under such arrangement, certain members of management entitled to such cash bonuses agreed to accept 50% of the bonuses due in cash at closing and 50% in restricted stock units (“RSUs”) under the Second Plan, subject to the approval of the Second Plan by the Company’s stockholders, which has not been obtained as of June 30, 2017. The maximum number of RSUs that can be granted under the Second Plan is 200,000. The Board of Directors has approved grants totaling 107,914 RSU’s under the Second Plan conditioned on stockholder approval.

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

The following table provides a reconciliation of the beginning and ending balances for the derivative liability measured using significant unobservable inputs (Level 3):

Balance – September 24, 2016	$—
Initial value of derivative liability	1,055
Change in fair value of derivative liability	349
Foreign currency translation	35
Balance – June 30, 2017	$1,439

15.	Stockholders’ Equity

On December 29, 2016, the Company sold 164,536 shares of common stock to certain members of management in private transactions for an aggregate sales price of $1,645, or $10.00 per share.

16.	Stock-Based Compensation

The Company’s stockholders approved the Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan (the “2016 Incentive Plan”) in connection with the Merger as of the Closing Date. Under the 2016 Incentive Plan, the Compensation Committee is authorized to grant awards to employees, officers, directors and other service providers of the Company and its affiliates and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. The 2016 Incentive Plan provides for the issuance of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (including cash-based performance awards), and other cash-based or stock-based awards. As of June 30, 2017, there were 2,778,818 shares authorized for issuance under the 2016 Incentive Plan, 2,768,776 shares subject to outstanding awards and 10,042 shares available for issuance.

On December 29, 2016, the Company granted 936,173 shares of restricted stock and 722,466 RSUs under the 2016 Incentive Plan to certain members of management that contain both market and service conditions. The weighted average fair value of the common stock on the date of grant was $5.63 per share. The grant date fair value of the awards is being recognized as compensation expense over a three-year vesting period. The aggregate grant date fair value of the restricted stock amounted to $5,271, of which the Company recorded $432 and $893 as compensation expense during the three and nine months ended June 30, 2017, respectively. The aggregate grant date fair value of the RSUs amounted to $4,067, of which the Company recorded $339 and $689 as compensation expense during the three and nine months ended June 30, 2017, respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(in thousands, except share and per share data)

(Unaudited)

On January 3, 2017, the Company granted 1,076,272 shares of restricted stock under the 2016 Incentive Plan to certain members of management that contain both market and service conditions. The weighted average fair value of the common stock on the date of grant was $5.51 per share. The aggregate grant date fair value of the awards amounted to $5,927, which is being recognized as compensation expense over a three-year vesting period. The Company recorded $471 and $988 of compensation expense during the three and nine months ended June 30, 2017, respectively.

On May 9, 2017, the Company granted 10,000 RSUs under the 2016 Incentive Plan to several employees which contain both market and service conditions. The weighted average fair value of the common stock on the date of grant was $5.51 per share. The grant date fair value of the awards is being recognized as compensation expense over a three-year vesting period. The aggregate grant date fair value of the RSUs amounted to $55, of which the Company recorded $3 as compensation expense during the three and nine months ended June 30, 2017.

During May 2017, the Company granted 23,865 RSUs under the 2016 Incentive Plan to members of the Company’s Board of Directors. One-half of the RSUs vested on the date of grant, with the remaining RSUs vesting July 1, 2017 and October 1, 2017. The weighted average fair value of the common stock on the date of grant was $10.25 and $12.25 per share, respectively. The grant date fair value of the awards is being recognized as compensation expense over the vesting period. The aggregate grant date fair value of the RSUs amounted to $249, of which the Company recorded $114 as compensation expense during the three and nine months ended June 30, 2017.

Stock-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. As of June 30, 2017, there were 2,757,680 shares of non-vested restricted stock and RSUs outstanding.

17.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Unrecognized pension benefit costs	Accumulated Other Comprehensive Loss (Income)
Balance at September 24, 2016	$(59,971)	$26,866	$(33,105)
Change during the period	(17,565)	4,734	(12,831)
Balance at June 30, 2017	$(77,536)	$31,600	$(45,936)

18.	Net Loss per Share

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three and Nine Months Ended June 30,
	2017	2016
Restricted Stock Units	756,331	—
Unvested Restricted Stock	2,012,445	—
Stock Warrants	9,539,615	—
	12,308,391	—

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

The effective income tax rate for the three months ended June 30, 2017 and 2016 was 1.0% and (0.4%), respectively, resulting in an $86 income tax benefit and a ($58) income tax expense, respectively. The effective income tax rate for the nine months ended June 30, 2017 and 2016 was 0.0% and (0.8%), respectively, resulting in a $3 income tax benefit and a ($347) income tax expense, respectively. The income tax expense for the three and nine months ended June 30, 2017 and 2016 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the changes in the valuation allowance for deferred taxes and the net losses generated by the Company’s non-US foreign subsidiaries.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management determined that it is more likely than not that the Company will not realize the deferred income tax asset balances and therefore, recorded a full valuation allowance of $46,769 as of June 30, 2017.

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

We have agreements with two service companies with respect to which two prior board members had a direct or indirect ownership interest at the time of the transaction, and, in some cases, also served as a director of such other entities.

		Three Months Ended June 30,		Nine Months Ended June 30,
		2017	2016	2017	2016
Transactions
Openbet Retail Limited	Total revenue	$404	$550	$1,201	$1,538
Loxley Strategic Consulting Limited	Selling, general and administrative expenses	$(11)	$(42)	$(304)	$(228)

		June 30, 2017	September 24, 2016
Balances
Openbet Retail Limited	Accounts receivable	$308	$151

21.	Commitments and Contingencies

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

JUNE 30, 2017

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

Mr. Weil’s Employment Agreement also reflects the grant to Mr. Weil of 926,272 shares of restricted stock pursuant to the 2016 Incentive Plan. The grant of restricted stock was effective as of January 3, 2017 (see Note 16).

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

We recently settled a claim which had been filed in the High Court in London, on December 22, 2015, by the Performing Rights Society relating to the alleged infringement of copyrighted material of the Performing Rights Society’s members in certain games on Fixed Odds Betting Terminals in UK Licensed Betting Offices. In June, the Performing Rights Society and the UK bookmaker defendants (who had formed a joint defense group) reached a settlement of these claims; the cost to the Company was £250 ($321).

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(in thousands, except share and per share data)

(Unaudited)

On June 30, 2017, Martin E. Schloss, the former Executive Vice President, General Counsel and Secretary of the Company, filed a lawsuit in the Supreme Court of the State of New York, County of New York, naming as defendants the Company and A. Lorne Weil, alleging a breach by Mr. Weil of a purported oral contract to name Mr. Schloss as general counsel of the entity surviving any initial business combination effected by the Company, and asserting unjust enrichment claims against Mr. Weil and the Company and quantum meruit claims against the Company to receive additional compensation for Mr. Schloss’s past services to the Company prior to its initial business combination, seeking unspecified damages in an amount allegedly expected by the plaintiff to be no less than $1 million. The Company believes that any damages if Mr. Schloss were to prevail would not be material to the Company, and intends to contest the matter vigorously.

22.	Pension Plan

We operate a scheme which is comprised of a separately managed defined benefit section and a defined contribution section. The defined benefit section is closed to future accruals for services rendered to the Company. We estimate that $3,200 will be contributed to the pension plan during the year ending September 30, 2017.

The total amount of employer contributions paid during the nine months ended June 30, 2017 amounted to $2,432. We expect to pay $841 during the remaining part of the fiscal period.

For the nine months ended June 30, 2017 and 2016, the components of total periodic benefit costs were as follows:

	Nine Months Ended
	June 30,
	2017	2016
Components of net periodic benefit (benefit) cost:
Service cost	$—	$—
Interest cost	2,463	2,938
Expected return on plan assets	(2,301)	(2,748)
Net periodic cost	$162	$190

23.	Segment Reporting and Geographic Information

The Company operates its business along two operating segments, which are segregated on the basis of revenue stream: Server Based Gaming and Virtual Sports. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss) from continuing operations, total assets and total capital expenditures for the three and nine months ended June 30, 2017 and 2016, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(in thousands, except share and per share data)

(Unaudited)

Segment Information

Three Months Ended June 30, 2017

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$17,834	$9,004	$—	$26,838
Hardware	5,473	—	—	5,473
Total revenue	23,307	9,004	—	32,311
Cost of sales, excluding depreciation and amortization:
Cost of service	(3,119)	(1,047)	—	(4,166)
Cost of hardware	(4,908)	—	—	(4,908)
Selling, general and administrative expenses	(3,912)	(1,222)	(8,652)	(13,786)
Stock-based compensation expense	(65)	(79)	(1,233)	(1,377)
Acquisition related transaction expenses	—	—	(74)	(74)
Depreciation and amortization	(6,622)	(1,570)	(513)	(8,705)
Segment operating income (loss) from continuing operations	4,681	5,086	(10,472)	(705)

Net operating loss				(705)

Revenue from major customers:
Customer 1	$7,929	$264	$—	$8,193
Customer 2	3,044	78	—	3,122
Total revenue from major customers	$10,973	$342	—	$11,315

Total assets at June 30, 2017	$106,912	$75,205	$31,270	$213,387

Total goodwill at June 30, 2017	$—	$45,656	$—	$45,656
Total capital expenditures for the three months ended June 30, 2017	$7,558	$2,016	$415	$9,989

Three Months Ended June 30, 2016

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$19,864	$8,864	$—	$28,728
Hardware	680	—	—	680
Total revenue	20,544	8,864	—	$29,408
Cost of sales, excluding depreciation and amortization:
Cost of service	(3,280)	(1,122)	—	(4,402)
Cost of hardware	(335)	—	—	(335)
Selling, general and administrative expenses	(4,617)	(2,181)	(7,401)	(14,199)
Acquisition related transaction expenses	—	—	(690)	(690)
Depreciation and amortization	(7,187)	(1,746)	(198)	(9,131)
Segment operating income (loss) from continuing operations	5,125	3,815	(8,289)	651

Net operating loss				651

Revenue from major customers:
Customer 1	$8,531	$124	$—	$8,655
Customer 2	3,146	64	—	3,210
Total revenue from major customers	$11,677	$188	$—	$11,865

Total assets at September 24, 2016	$104,117	$77,282	$8,471	$189,870

Total goodwill at September 24, 2016	$—	$45,705	$—	$45,705
Total capital expenditures for the three months ended June 30, 2016	$4,427	$1,868	$830	$7,125

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(in thousands, except share and per share data)

(Unaudited)

Nine Months Ended June 30, 2017

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$52,988	$24,490	$—	$77,478
Hardware	9,930	—	—	9,930
Total revenue	62,918	24,490	—	87,408
Cost of sales, excluding depreciation and amortization:
Cost of service	(8,610)	(2,536)	—	(11,146)
Cost of hardware	(8,520)	—	—	(8,520)
Selling, general and administrative expenses	(11,562)	(4,472)	(25,888)	(41,922)
Stock-based compensation expense	(129)	(157)	(2,417)	(2,703)
Acquisition related transaction expenses	—	—	(11,346)	(11,346)
Depreciation and amortization	(18,215)	(4,193)	(1,469)	(23,877)
Segment operating income (loss) from continuing operations	15,882	13,132	(41,120)	(12,106)

Net operating loss				(12,106)
Revenue from major customers:
Customer 1	$23,157	$771	$—	$23,928
Customer 2	9,317	412	—	9,729
Total revenue from major customers	$32,474	$1,183	—	$33,657

Total capital expenditures for the nine months ended June 30, 2017	$19,479	$5,258	$2,159	$26,896

Nine Months Ended June 30, 2016

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$61,903	$26,049	$—	$87,952
Hardware	2,712	—	—	2,712
Total revenue	64,615	26,049	—	$90,664
Cost of sales, excluding depreciation and amortization:
Cost of service	(9,397)	(3,497)	—	(12,894)
Cost of hardware	(1,176)	—	—	(1,176)
Selling, general and administrative expenses	(15,809)	(4,787)	(24,375)	(44,971)
Acquisition related transaction expenses	—	—	(2,357)	(2,357)
Depreciation and amortization	(21,676)	(4,434)	(1,465)	(27,575)
Segment operating income (loss) from continuing operations	16,557	13,331	(28,197)	1,691

Net operating loss				1,691
Revenue from major customers:
Customer 1	$26,452	$553	$—	$27,005
Customer 2	10,129	83	—	10,212
Total revenue from major customers	$36,581	$636	$—	$37,217

Total capital expenditures for the nine months ended June 30, 2016	$11,029	$5,368	$2,171	$18,568

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(in thousands, except share and per share data)

(Unaudited)

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Total revenue
UK	$21,190	$21,572	$60,259	$66,606
Italy	3,996	5,126	12,446	15,500
Greece	4,475	—	5,765	—
Rest of world	2,650	2,710	8,938	8,558
Total	$32,311	$29,408	$87,408	$90,664

Geographic information of our non-current assets excluding goodwill is set forth below:

	June 30, 2017	September 24, 2016
Total non-current assets excluding goodwill
UK	$69,956	$73,033
Italy	5,587	7,737
Greece	15,941	9,653
Rest of world	10,741	9,002
Total	$102,225	$99,425

Software development costs are included as attributable to the market in which they are utilized.

24.	Subsequent Events

On July 14, 2017, the Company’s stockholders approved the Inspired Entertainment Employee Stock Purchase Plan which authorizes a total of 500,000 shares of common stock to be issued pursuant to purchases under such plan.

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

Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business, and the timing and ability for us to complete future acquisitions. Specifically, forward-looking statements may include statements relating to:

●	the future financial performance of the Company;
●	the market for the Company’s products and services;
●	expansion plans and opportunities, including future acquisitions or additional business combinations; and
●	other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These forward-looking statements are based on information available as of the date hereof, and current expectations, forecasts and assumptions involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the outcome of any legal proceedings that may be instituted against us in relation to the Merger and related transactions;
●	our inability to maintain the listing of the Company’s common stock on NASDAQ;
●	our inability to achieve acceptance of our products in the market;
●	the risk that the Merger disrupts current plans and operations as a result of the announcement and consummation of the transactions described herein;
●	the ability to recognize the anticipated benefits of the Merger, which may be affected by, among other things, competition and the ability of the business to grow and manage growth profitably;
●	changes in applicable laws or regulations;
●	volatility in the currency exchange markets;
●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and
●	other risks and uncertainties indicated herein, including those described under “Risk Factors.”

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

We derived approximately 34.4% of our revenue from sales to customers outside of the United Kingdom in the three months ended June 30, 2017, compared to 26.6% during the comparable period in 2016.

We derived approximately 31.0% of our revenue from sales to customers outside of the United Kingdom in the nine months ended June 30, 2017, compared to 26.5% during the comparable period in 2016.

In the section “Results of Operations” below, the currency impact shown has been calculated as current period GBP:USD average rates less the equivalent average rate in the prior period, multiplied by the current period amount in the functional currency (GBP). The remaining difference is therefore calculated as the difference in the functional currency, multiplied by the prior period GBP:USD average rate. The nine month variances are calculated by taking the average of the rates used across the three months ended June 30, 2017, March 31, 2017 and December 31, 2016. This is not a US GAAP measure but is one which management believes gives a clearer indication of the results of the Company and its subsidiaries.

Results of Operations

The results of operations have been organized in the following manner:

●	a discussion of the Company’s results of operations for the interim three-month period ended June 30, 2017, compared to the same period in 2016
●	a discussion of segment results Virtual Sports and SBG for the interim three-month period ended June 30, 2017, compared to the same period in 2016, including KPI analysis
●	a discussion of the Company’s results of operations for the interim nine-month period ended June 30, 2017, compared to the same period in 2016
●	a discussion of segment results Virtual Sports and SBG for the interim nine-month period ended June 30, 2017, compared to the same period in 2016, including KPI analysis

The three-month financial statement periods presented represent a 91-day period for both 2017 and 2016. The balance sheet date of each fiscal period is June 30th. Each of the above daily periods presented within these financial statements and footnotes are herein referred to as a “Three-Month Period.”

The nine-month financial statement periods presented represent a 279-day period for 2017 and 278-day period for 2016, each of which is intended to approximate a nine-month period. The balance sheet date of each fiscal period is June 30th. Each of the above daily periods presented within these financial statements and footnotes are herein referred to as a “Nine-Month Period.”

Three-Month Period ended June 30, 2017 compared to June 30, 2016

	For the Three-Month Period ended
	June 30,	June 30,	$ Variance		£ Variance
(In thousands)	2017	2016	2017 vs 2016		2017 vs 2016

Revenue:
Service	$26,838	$28,728	(1,890)	(6.6%)	949	4.8%
Hardware	$5,473	$680	4,793	704.9%	3,795	802.5%
Total revenue	32,311	29,408	2,903	9.9%	4,745	23.2%
Cost of sales, excluding depreciation and amortization:
Cost of service	(4,166)	(4,402)	236	5.4%	(187)	(6.1%)
Cost of hardware	(4,908)	(335)	(4,573)	(1365.1%)	(3,595)	(1542.8%)
Selling, general and administrative expenses	(13,786)	(14,199)	413	2.9%	(876)	(8.9%)
Stock-based compensation	(1,377)	—	(1,377)	N/A	(1,074)	N/A
Acquisition related transaction expenses	(74)	(690)	616	89.3%	422	88.0%
Depreciation and amortization	(8,705)	(9,131)	426	4.7%	(438)	(6.9%)
Net operating income	(705)	651	(1,356)	(208.3%)	(1,003)	(221.4%)
Other income (expense)
Interest income	8	—	8	N/A	6	N/A
Interest expense	(5,013)	(14,149)	9,136	64.6%	5,932	60.3%
Change in fair value of earn out liability	(2,384)	—	(2,384)	N/A	(1,859)	N/A
Change in fair value of derivative liability	(270)	—	(270)	N/A	(210)	N/A
Other finance income (costs)	(55)	(62)	7	11.6%	0	0.9%
Total other income (expense), net	(7,714)	(14,211)	6,498	45.7%	3,869	39.1%
Net loss from continuing operations before income taxes	(8,419)	(13,560)	5,141	37.9%	2,866	30.4%
Income tax (credit)/expense	86	(58)	144	247.4%	107	265.2%

Net loss	($8,333)	($13,618)	$5,285	38.8%	2,973	31.4%

Exchange Rate - $ to £	1.282	1.438

Effective Tax Rate	-1.0%	0.4%

Revenue

Total revenue increased $6.8 million, or 23.2%, on a constant currency basis, partially offset by an adverse currency impact of $3.9 million, resulting in a reported increase in revenue of $2.9 million, or 9.9%, from $29.4 million to $32.3 million.

SBG revenue, which is included in total revenue above, increased by $5.6 million, or 27.2%, on a constant currency basis, comprised mostly of growth in hardware sales of $5.5 million and service revenue of $0.1 million. This was partially offset by an adverse currency impact of $2.8 million, resulting in a reported increase in SBG revenue of $2.8 million, or 13.4%, from $20.5 million to $23.3 million.

Hardware revenue growth was driven by additional SBG terminal sales in the Greek, Colombian and UK markets of $2.8 million, $0.1 million and $2.6 million respectively.

On a constant currency basis, SBG service revenue increased by $0.1 million, or 0.7%, as a result of growth in Gross Win per unit per day incomes in the UK Licensed Betting Offices (“LBOs”) estate and increased volume in the non-LBO UK estate, partially offset by temporary changes in contract terms for two key UK customers in conjunction with extensions to their end dates. On a reported basis, SBG service revenue decreased by $2.0 million, or 10.2%, from $19.9 million to $17.8 million, which included an adverse currency impact of $2.2 million.

On a constant currency basis, Virtual Sports revenue increased by $1.2 million, or 13.9%, due to growth in recurring revenue. This was offset by an adverse currency impact of $1.1 million, resulting in a reported increase of $0.1 million from $8.9 million to $9.0 million.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, which includes machine cost of sales, consumables, content royalties and connectivity costs, increased by $5.4 million on a constant currency basis. Cost of hardware increased by $5.2 million in line with the SBG hardware revenue growth, with cost of service increasing by $0.3 million. This was partially offset by a favorable currency impact of $1.1 million, resulting in a reported increase in cost of sales, excluding depreciation and amortization, of $4.3 million, from $4.7 million to $9.1 million.

Selling, general and administrative expenses

Selling, general, and administrative (“SG&A) expenses are defined to include staff compensation costs (including outsourced costs), travel, professional fees, technology (including hosting fees, data centers, etc.) and professional services.

On a constant currency basis, SG&A expenses increased $1.3 million, driven primarily by incremental costs since the Merger in the current period of $1.1 million. In addition there was a reduction in labor capitalization of $0.4 million in the current period, due to the mix of projects undertaken in the period.

Constant currency SG&A expenses were offset by a favorable currency impact of $1.7 million. This resulted in a decrease in reported SG&A expenses of $0.4 million, from $14.2 million to $13.8 million.

SG&A expense, net of adjustments described in the Adjusted EBITDA note below and incremental expenses associated with being a public company were in line with the prior year.

Stock-based compensation

The Company’s stockholders approved the 2016 Incentive Plan in connection with the Merger as of the Closing Date. Under the 2016 Incentive Plan, the Compensation Committee is authorized to grant awards to employees, officers, directors and other service providers of the Company and its affiliates and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. As of June 30, 2017, there were 2,778,818 shares authorized for issuance under the 2016 Incentive Plan 2,768,776 shares subject to outstanding awards and 10,042 shares available for issuance. The majority of awards granted under the 2016 Incentive Plan contain both market and service conditions and were valued at the time of issuance using the Monte Carlo simulation, with the value being spread over the vesting period. Members of the board of directors received grants of restricted stock units that do not contain market conditions. Such awards, totaling approximately 24,000 restricted stock units, were valued based on the closing price of the stock on the date of grant and vest during the calendar year of grant. The Company recorded an expense in the current period of $1.3 million as a result of grants under the 2016 Incentive Plan.

Acquisition related transaction expenses

Acquisition related transaction expenses decreased by $0.6 million, from $0.7 million to $0.1 million. The expense in both periods relates to the Merger. We believe that all material expenses in relation to the transaction have now been incurred, except for the potential earn-out payments to the prior owners of Inspired.

Depreciation and amortization

Depreciation and amortization expense increased by $0.6 million on a constant currency basis as compared to the prior year period. This was driven by a $0.4 million increase in intangible amortization due to new projects going live and increased SBG machine depreciation of $0.3 million related to the Greek SBG rollout in 2017. A decrease of $1.1 million was attributable to a favorable currency impact, resulting in a $0.4 million, or 4.7%, decrease in reported depreciation and amortization expense, from $9.1 million to $8.7 million.

Interest expense

Interest expense decreased by $8.5 million on a constant currency basis. This was primarily due to a $9.8 million reduction in interest on loan notes payable to the owners of Ordinary A shares (referred to as Payment in Kind (“PIK”) Loan Notes) as there was no external charge following the completion of the Merger on December 23, 2016. This was partially offset by increases of $0.5 million in senior debt PIK interest due to interest rate (margin) increases and $0.2 million in senior debt cash interest due to compounding debt. Interest expense decreased by $9.1 million, or 64.6%, from $14.1 million to $5.0 million, on a reported basis for the three months ended June 30, 2017, compared to the comparable period in 2016, reflecting a favorable currency impact of $0.6 million.

Change in fair value of earn out liability

These expenses relate to the potential earn out payment to the former owners of Inspired, which is dependent upon performance criteria. As a result of share price movements, the value of the liability increased to $13.2 million, creating an expense in the period of $2.4 million. There was no corresponding liability in the comparative prior year period.

Income Taxes

We recorded a $0.1 million income tax credit for the period ended June 30, 2017 and a $0.1 million expense for the period ended June 30, 2016. The effective tax rate for the period ended June 30, 2017 was (1.0%) and for the period ended June 30, 2016 it was 0.4%.

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

Revenue is generated from SBG through both product sales and long-term participation agreements with our customers, which includes access to our server based gaming platform and selection of game titles, over a term usually of three to five years. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our customer, after deducting player winnings and any relevant gaming taxes directly levied) from SBG terminals placed in our customers’ facilities, which include retail outlets, casinos and other gaming operations or SBG gaming software used to facilitate customer players through mobile or online devices. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our SBG business is primarily driven by the number of customers we have, the number of SBG machines in operation, the net win performance of the machines and the net win percentage that we receive pursuant to our contracts with our customers.

Key events that impacted results for the Three-Month Period ended June 30, 2017

Our UK SBG terminals in LBOs generated Gross Win per unit per day (defined as stake less amounts returned to player in prize, before gaming tax deductions) growth on a constant currency basis of 2.5% year-over-year.

The SBG rollout into the Greek market is well underway with 1,050 installed as of June 30, 2017. These machines represent the first portion of the expected full deployment of at least the contracted 3,960 SBG terminals into the Greek estate by early calendar 2018. The performance of our SBG terminals has been strong in the Greek OPAP estate, where, during this ramp-up period, our terminals have outperformed our competitors’ and we had the top performing game.

We sold and deployed 550 additional third party Self-Service Betting Terminals (“SSBTs”) in the UK LBO estate during the quarter. As a result of this contract manufacturing business, we increased the SSBTs increased our hardware margin for the quarter as compared to the comparable period in 2016, and are expected to provide recurring service revenue.

In Italy, we continued to rollout SBG terminals into our sixth concessionaire, Gamenet. As at June 30, 2017 there were 125 terminals installed and launched.

Server Based Gaming	For the Three-Month Period ended
	June 30,	June 30,	$ Variance		£ Variance
(In thousands)	2017	2016	2017 vs 2016		2017 vs 2016

Revenue:
Service	$17,834	$19,864	($2,030)	(10.2%)	92	0.7%
Hardware	5,473	680	4,793	704.9%	3,795	802.5%
Total revenue	23,307	20,544	2,763	13.4%	3,888	27.2%

Cost of sales, excluding depreciation and amortization:
Cost of service	(3,119)	(3,280)	161	4.9%	(151)	(6.6%)
Cost of hardware	(4,908)	(335)	(4,573)	(1365.1%)	(3,595)	(1542.8%)
Total cost of sales	(8,027)	(3,615)	(4,412)	(122.0%)	(3,746)	(149.0%)

Selling, general and administrative expenses	(3,912)	(4,617)	705	15.3%	160	5.0%

Stock-based compensation	(65)	—	(65)	N/A	(51)	N/A

Depreciation and amortization	(6,622)	(7,187)	565	7.9%	(166)	(3.3%)

Net operating profit	$4,681	$5,125	($444)	(8.7%)	86	2.4%

Exchange Rate - $ to £	1.282	1.438

Key Performance Indicators

	Three-Month Period Ended		Variance
	June 30,		2017 vs 2016
SBG	2017	2016		%

End of period installed base (# of terminals)	28,011	26,432	1,579	6.0%
Average installed base (# of terminals)	27,569	26,388	1,181	4.5%
Customer Gross Win per unit per day (1)	£118.13	£117.74	£0.39	0.3%
Customer Net Win per unit per day (1)	£85.13	£85.61	£(0.49)	(0.6)%
Inspired Blended Participation Rate	6.0%	6.1%	(0.1)%

(1) Includes all SBG terminals in which the company takes a participation revenue share across all territories

SBG End of Period Installed Base is equal to the number of deployed SBG terminals at the end of each period which have been placed on a participation basis. SBG participation revenue, which comprises the majority of SBG service revenue, is directly related to the terminal installed base. This is the medium by which customers generate turnover and distribute a revenue share to the Company. To the extent that all other KPIs remain constant, the larger the installed base is, the higher the Company’s revenue will be for that period. Management gives careful consideration to this KPI in terms of driving growth across the segment. The US GAAP revenues are derived from the performance of the installed base as described by the Gross and Net Win key performance indicators. If the end of period installed terminal base is materially different from the average installed base, we believe this will give an indication of future performance. This metric is particularly useful for new customers or markets to indicate the progress being made with respect to entering new territories or jurisdictions.

SBG Average Installed Base is the average installed base of terminals during the period. Therefore, it is more closely aligned to the revenue in the period. This metric is particularly useful for existing customers or markets to provide comparisons of historical size and performance.

Customer Gross Win per unit per day is a KPI used by our internal decision makers to (i) assess impact on the Company’s revenue, (ii) determine changes in the strength of the overall market and (iii) evaluate the impacts of regulatory change and our new content releases on our customers. Customer Gross Win per unit per day is the average per unit cash generated across all SBG terminals in which the Company takes a participation revenue share across all territories in the period, defined as the difference between the amounts staked less winnings to players divided by the average installed base of SBG terminals in the period, then divided by the number of days in the period. SBG revenue share income accrued in the period is derived from Customer Gross Win accrued in the period after deducting gaming taxes directly levied and applying the Company’s contractual revenue share percentage. Our internal decision makers believe Customer Gross Win is a meaningful measure because it represents a transparent view of customer operating performance that is unaffected by our revenue share percentage and allows management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between customers and (3) identify strategies to improve operating performance in the different markets in which we operate.

Customer Net Win per unit per day is Customer Gross Win per unit per day, defined as net revenue to our customer, after deducting player winnings and any relevant gaming taxes directly levied. Overall SBG revenue from terminals placed on a participation basis can therefore be described as the product of the average installed base, the customer Net Win per unit per day, the number of days in the period, and the blended participation rate, reflecting the average across multiple jurisdictions, customers, and contracts.

The Company’s blended participation rate is the weighted average revenue share percentage across all SBG terminals on the estate where revenue is earned on a participation basis.

Three-Month Period ended June 30, 2017 compared to June 30, 2016

Revenue

On a constant currency basis, total SBG revenue increased by $5.6 million, or 27.2%, offset by an adverse currency impact of $2.8 million. On a reported basis, total SBG revenue increased by $2.8 million, or 13.4%, from $20.5 million to $23.3 million.

The size of our Average Installed Base increased 4.5%, to 27,569, due to continued market growth in the UK and Colombia and our continued SBG rollout into the Greek OPAP estate.

Customer Gross Win per unit per day (in GBP) increased by 0.3% driven by increases in the UK estate (including the non-LBO sector) of 0.7%, Italy of 16.4% and Colombia of 1.7%. The introduction of Greece in the current year reduced the overall group average such that it was roughly in line with 2016 levels.

Overall Net Win per unit per day (in GBP) declined by 0.6% as a result of increased taxes in the Italy estate in April 2017 from 6.3% to 6.8% of stake, which is akin to a 58% tax on gross win.

SBG service revenue increased by $0.1 million on a constant currency basis. This was driven primarily by growth in Gross Win per unit per day in the UK LBO estate which resulted in additional recurring revenue of $0.3 million and additional revenue of $0.4 million from the continued SBG rollout into Greece. These increases were offset by revised terms on SBG contract extensions with certain of our UK LBO and UK Casino & Bingo customers representing declines of $0.3 million and $0.2 million, respectively on a constant currency basis. These extensions allowed us to continue to generate revenue without the need to make any further capital expenditure.

In conjunction with an adverse currency impact of $2.2 million, this resulted in a reported decrease of $2.0 million, from $19.9 million to $17.8 million.

Hardware revenue grew by $5.5 million on a constant currency basis primarily due to additional SBG sales in the UK and Greece of $2.8 million and $2.6 million, respectively. Colombia hardware sales also exhibited growth when compared to the same period in 2016. This increase was partially offset by an adverse currency rate impact of $0.7 million, resulting in reported hardware revenue increasing by $4.8 million, from $0.7 million to $5.5 million.

Segment Operating Profit

On a constant currency basis, SBG operating profit decreased by $0.1 million. On a reported basis, SBG operating profit decreased by $0.6 million, from $5.1 million to $4.7 million, primarily due to an adverse exchange rate impact.

Cost of sales increased by $5.4 million on a constant currency basis primarily due to growth in hardware sales, partially offset by a favorable currency impact of $1.0 million, resulting in a reported increase of $4.4 million, from $3.6 million to $8.0 million.

SG&A expenses decreased $0.2 million on a constant currency basis due to headcount reductions. On a reported basis, SG&A expenses decreased by $0.7 million, from $4.6 million to $3.9 million due to favorable currency translation.

Depreciation and amortization increased by $0.2 million on a constant currency basis during the period. This was due to increased machine related depreciation of $0.3 million driven by the continued SBG rollout into the Greek market. This was partially offset by savings of $0.1 million from fully depreciated B3 and SBG terminals in the UK and Italian markets. A favorable currency impact accounted for a $0.8 million decrease, resulting in depreciation and amortization on a reported basis decreasing by $0.6 million, or 7.9%, from $7.2 million to $6.6 million.

Virtual Sports

Our Virtual Sports sales include gaming software and content to virtual sports retail and digital operators.

We generate Virtual Sports revenues from our mobile and virtual customers from software sales and services. Revenue growth for our digital business is driven by the number of customers, end points and the net win attributable to our products. Our Virtual Sports segment revenue is comprised primarily of revenue from software licensing related to our Virtual Sports product, which is a complex software, graphics and networking package that provides fixed odds wagering in the form of an ultra-high definition computer rendering of a sporting event, such as soccer, horse racing or boxing. This creates a form of simulated sports betting, in both a streaming and on-demand environment, overcoming the relative infrequency of live sporting events. Our customers pay us for the use of this software through either a fixed license fee per period or on a participation basis based on the volume of wagers and net win.

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

Key events that impacted results for the Three-Month Period ended June 30, 2017

Virtual Sports is now live with OPAP in its Greek estate. As of June 30, 2017, we were live in 4,600 retail venues. The rollout initially focused on Virtual Football (soccer) with other sports planned to follow. During this ramp-up for quarter for these operations, gross win per venue exceeded our internal projections.

Virtual Sports products are now live in Poland with Central Europe’s largest betting operator, Fortuna, through its retail venues, with online soon to follow. In an agreement, which extends to 2019, Fortuna customers in Poland are able to play Virtual Football (soccer), Virtual Horses, Virtual Greyhounds, Virtual Speedway and Virtual Motor Racing.

During the quarter, it was announced that we had been selected as Virtual Sports supplier to Finnish national betting agency, Veikkaus. Owned by the Finnish government, Veikkaus is the Finnish National Betting Agency and has an exclusive legal betting license on lotteries and sports betting in Finland. Via a public Request For Proposal process, Inspired has been selected to supply Virtual Sports products to Veikkaus Sports Betting locations and on the Veikkaus Sports Betting website.

Also in the quarter we launched three new streams of Rush Football 2 on Bet 365 and were awarded ‘Virtual Sports Supplier of the Year’ at the EGR B2B Awards.

We are now live with nine customers in our Mobile remote game server (“RGS”) business. Integrations were completed for three new customers during the quarter, enhancing our growth in this market.

Virtual Sports	For the Three-Month Period ended
	June 30,	June 30,	$ Variance		£ Variance
(In thousands)	2017	2016	2017 vs 2016		2017 vs 2016

Service Revenue	$9,004	$8,864	$140	1.6%	857	13.9%

Cost of Service	(1,047)	(1,122)	75	6.7%	(36)	(4.6%)

Selling, general and administrative expenses	(1,222)	(2,181)	959	44.0%	564	37.2%

Stock-based compensation	(79)	—	(79)	N/A	(62)	N/A

Depreciation and amortization	(1,570)	(1,746)	176	10.1%	(10)	(0.8%)

Net operating profit	$5,086	$3,815	$1,271	33.3%	1,313	49.5%

Exchange Rate - $ to £	1.282	1.438

Key Performance Indicators

	For the Three-Month Period ended		Variance
	June 30,	June 30,	2017 vs 2016
Virtuals	2017	2016		%

Average No. of Live Customers during the period	83	74	9	12.2%
No. of Live Customers at the end of the period	82	71	11	15.5%
Total Revenue (£’000)	£7,022	£6,165	£857	13.9%
Total Revenue £’000 – Retail	£4,555	£4,020	£536	13.3%
Total Revenue £’000 – Online	£2,467	£2,146	£321	15.0%
Average Revenue Per Customer per day (£)	£930	£916	£14	1.5%

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

Virtual Sports Revenue per Customer per Day represents the total US GAAP revenue for the Virtual Sports segment in the period, divided by the Average Virtual Sports Live Customers, divided by the number of days in the period.

Also in the quarter we launched three new streams of Rush Football 2 on Bet 365 and were awarded ‘Virtual Sports Supplier of the Year’ at the EGR B2B Awards.

Three-Month Period ended June 30, 2017 compared to June 30, 2016

Revenue

Virtual Sports revenue increased by $1.2 million, or 13.9%, on a constant currency basis, mostly offset by an adverse currency impact of $1.1 million resulting in a negligible increase in reported revenue, from $8.9 million to $9.0 million.

The revenue increase on a constant currency basis was driven by recurring revenue growth of $1.1 million in Virtual Sports land-based and online customers primarily due to a significant customer contract gain. Further RGS integrations into the mobile market with nine customers compared to four for the same period in 2016 resulted in an increase of $0.2 million.

Virtual Sports live customers increased by nine, from 74 to 83, in the interim period, including new RGS customers. Average revenue per customer per day, in the interim period increased by £14 or 1.5%, from £916 to £930 due primarily to the launch of Virtual Sports in the OPAP Greek estate.

Segment Operating Profit

Virtual Sports operating profit increased by $1.9 million on a constant currency basis. On a reported basis, this represented an increase of $1.3 million, from $3.8 million to $5.1 million with an adverse currency impact reducing operating profit by $0.6 million.

Cost of service increased by $0.1 million on a constant currency basis. On a reported basis, cost of service decreased by $0.1 million, from $1.1 million to $1.0 million, aided by a favorable currency impact of $0.1 million.

SG&A expenses declined by $0.8 million on a constant currency basis primarily due to year on year movement in staffing costs along with a change in the mix of projects capitalized in 2017. On a reported basis, SG&A expenses reduced by $1.0 million, from $2.2 million to $1.2 million which included favorable currency translation of $0.1 million.

Depreciation and amortization expense remained broadly in-line with the prior year on a constant currency basis. On a reported basis, depreciation and amortization expense decreased by $0.2 million, from $1.7 million to $1.6 million, due to favorable currency translation.

Non-GAAP Financial Metrics

We use certain non-GAAP financial measures, such as EBITDA and Adjusted EBITDA, to enable us to analyze our performance and financial condition. We utilize these financial measures to manage our business on a day-to-day basis and we believe that they are the most relevant measures of performance. We believe that these measures are commonly used in our industry to measure performance. We believe these non-GAAP measures provide expanded insight into our revenue generation and cost performance, in addition to U.S. GAAP-based financial measures. There are no specific rules or regulations for determining non-GAAP measures and, as such, our non-GAAP measures may not be comparable to measures used by other companies in our industry. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. You should read the discussion and analysis of the Company’s financial condition and results of operations together with the consolidated financial statements of the Company and the related notes thereto also included within this Report.

EBITDA is defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense.

Adjusted EBITDA is defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense, and other supplemental adjustments. We believe Adjusted EBITDA, when considered along with other performance measures, is a useful measure, as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense and other operating income and expense. We believe Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of ’our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under U.S. GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income or loss, as it does not take into account certain requirements (for example, it excludes non-recurring gains and losses which are not deemed to be a normal part of underlying business activities). ’Our use of Adjusted EBITDA may not be comparable to the use by other companies in our industry of similarly termed measures. Management compensates for these limitations by using Adjusted EBITDA as only one of several measures for evaluating its business performance. In addition, capital expenditures, which impact depreciation and amortization, interest expense, and income tax benefit (expense), are evaluated separately by management.

Adjusted Revenue (also Revenue Excluding Nil Margin Hardware Sales) is defined as U.S. GAAP revenue, excluding hardware sales that are sold at nil margin with the intention of securing longer term recurring revenue streams. For the year ending September 24, 2016 and earlier, this metric also removed analogue sales on the basis that such sales were no longer considered core to the Company.

Constant Currency Results are a non-GAAP measure. The currency impact shown has been calculated as current period GBP:USD average rate less the equivalent average rate in the prior period, multiplied by the current period amount in the functional currency (GBP). The remaining difference is therefore calculated as the difference in the functional currency, multiplied by the prior period GBP:USD average rate, as a proxy for constant currency movement.

Incremental Costs since Closing of the Merger is a non-GAAP measure, defined as the incremental costs incurred as a result of becoming a public company, shown to allow comparability to the prior period. They include costs associated with the Board of Directors and its advisors, the remuneration of the Executive Chairman and others who became employed or received increases as a result of the merger, SEC counsel costs, and costs associated with PCAOB audit compliance. This definition has changed since the last quarter, increasing the costs of this category in the second quarter by $0.1 million. There is no change to the first quarter reported amount as a result of this change in definition.

Reconciliations from Net Loss per the Consolidated Statement of Operations and Comprehensive Loss to Adjusted EBITDA for the interim periods are shown below.

	For the Three-Month Period ended

	June 30,	June 30,
(In thousands)	2017	2016

Net loss	$(8,333)	$(13,618)

Items Relating to Legacy Activities:
Pension charges	177	186
Recognition of asset related obligations	—	40

Items to be considered to be Exceptional in nature:
Costs of group restructure	29	55
Transaction fees	73	688
Deferred consideration write back	—	50
PRS legal disute	—	(47)

Stock-based compensation expense	1,377	—

Depreciation and amortization	8,705	9,131
Total other (income)/expense, net	7,714	14,211
Income tax	(86)	58
Adjusted EBITDA	$9,656	$10,754

Adjusted EBITDA	£7,531	£7,480

Attributable to:
Operating company	£8,356	£7,480
Incremental costs since the closing of the Merger	£(825)	—

Exchange Rate - $ to £	1.282	1.438

As a result of nil margin hardware sales (which may also be loss making when considered in isolation) distorting revenue, and therefore growth, ‘Revenue excluding nil margin sales’ is considered internally. A reconciliation of this is shown below for the periods under review.

	For the Three-Month Period ended
	June 30,	June 30,
(In thousands)	2017	2016

Net revenues per Financial Statements	$32,311	$29,408
Less Nil Margin Sales	(2,934)	—
Adjusted Revenue	$29,377	$29,408

Adjusted Revenue	£22,911	£20,455

Exchange Rate - $ to £	1.282	1.438

Nine-Month Period ended June 30, 2017 compared to June 30, 2016

	For the Nine-Month Period ended
	June 30,	June 30,	$ Variance		£ Variance
(In thousands)	2017	2016	2017 vs 2016		2017 vs 2016

Revenue:
Service	$77,478	$87,952	(10,474)	(11.9%)	2,195	3.7%
Hardware	$9,930	$2,712	7,218	266.2%	6,072	331.0%
Total revenue	87,408	90,664	(3,256)	(3.6%)	8,268	13.5%
Cost of sales, excluding depreciation and amortization:
Cost of service	(11,146)	(12,894)	1,748	13.6%	(153)	(1.7%)
Cost of hardware	(8,520)	(1,176)	(7,344)	(624.5%)	(5,989)	(752.8%)
Selling, general and administrative expenses	(41,922)	(44,971)	3,049	6.8%	(2,959)	(9.7%)
Stock-based compensation	(2,703)	—	(2,703)	N/A	(2,152)	N/A
Acquisition related transaction expenses	(11,346)	(2,357)	(8,989)	(381.4%)	(7,440)	(466.6%)
Depreciation and amortization	(23,877)	(27,575)	3,698	13.4%	(358)	(1.9%)
Net operating income	(12,106)	1,691	(13,797)	(815.9%)	(10,784)	(942.7%)
Other income (expense)
Interest income	20	—	20	N/A	16	N/A
Interest expense	(23,978)	(45,161)	21,183	46.9%	11,458	37.5%
Change in fair value of earn out liability	(3,262)	—	(3,262)	N/A	(2,597)	N/A
Change in fair value of derivative liability	(349)	—	(349)	N/A	(278)	N/A
Other finance income (costs)	(162)	(190)	28	14.7%	(1)	(0.4%)
Total other income (expense), net	(27,731)	(45,351)	17,620	38.9%	8,598	28.0%
Net loss from continuing operations before income taxes	(39,837)	(43,660)	3,823	8.8%	(2,186)	(7.4%)
Income tax expense	3	(347)	350	101.0%	237	100.9%

Net loss	$(39,834)	$(44,007)	$4,173	9.5%	(1,949)	(6.5%)

Exchange Rate - $ to £	1.256	1.478

Effective Tax Rate	0.0%	0.8%

Revenue

Total revenue increased $12.2 million, or 13.5%, on a constant currency basis. This was offset by an adverse currency impact of $15.5 million, resulting in a reported $3.3 million, or 3.6% decrease in revenue, from $90.7 million to $87.4 million.

SBG revenue increased by $9.4 million on a constant currency basis, comprised of growth in hardware sales of $9.0 million and growth in service revenue of $0.5 million. This was offset by an adverse currency impact of $11.1 million, resulting in a reported decrease in SBG revenue of $1.7 million, from $64.6 million to $62.9 million.

Hardware revenue growth was driven by additional SBG terminal sales in the UK, Colombian and Greek markets of $4.6 million, $0.7 million and $3.7 million respectively. On a reported basis, hardware revenue increased by $7.2 million, from $2.7 million to $9.9 million, this included an adverse currency translation of $1.8 million.

On a constant currency basis, SBG service revenue grew by $0.5 million due to an increase in Gross Win per unit per day in the UK Licensed Betting Offices (“LBOs”) estate, increased volume in the non-LBO UK estate and the continued rollout of SBG terminals into the Greek market. On a reported basis, SBG service revenue decreased by $8.9 million or 14.4%, from $61.9 million to $53.0 million, due mainly to an adverse currency impact of $9.4 million.

On a constant currency basis, Virtual Sports revenue increased by $2.8 million due to growth in recurring revenue. On a reported basis, Virtual Sports revenue decreased by $1.6 million, from $26.0 million to $24.5 million due to an offsetting adverse currency impact of $4.3 million.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, increased by $9.1 million on a constant currency basis due to SBG hardware revenue growth. This was partially offset by favorable currency impacts of $3.5 million, resulting in a reported period increase of $5.6 million, from $14.1 million to $19.7 million.

Selling, general and administrative expenses

SG&A expenses increased by $4.4 million on a constant currency basis, driven by:

●	Additional incremental costs since closing of the Merger in the current period of $2.4 million
●	A one-off credit of $1.4 million in the prior year in relation to a reduction in deferred consideration
●	Group restructuring costs of $0.5 million in the current period, which we believe will yield annualized savings of $1.8 million. This compared to $0.4 million in the prior period

Excluding the above items, underlying SG&A costs increased by $0.4 million primarily due to labor expense resulting from the full-year impact of prior year hires in the product area of the business.

These expenses were offset by a favorable currency translation of $7.4 million. This resulted in a reduction in SG&A expenses of $3.0 million on a reported basis, from $45.0 million to $41.9 million.

Stock-based compensation

In connection with the Merger, on December 22, 2016, the Company’s stockholders approved the 2016 Incentive Plan. Under the 2016 Incentive Plan, the Compensation Committee is authorized to grant awards to employees, officers, directors and other service providers of the Company and its affiliates and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. As of June 30, 2017, there were 2,778,818 shares authorized for issuance under the 2016 Incentive Plan 2,768,776 shares subject to outstanding awards and 10,042 shares available for issuance. The majority of awards granted under the 2016 Incentive Plan contain both market and service conditions and were valued at the time of issuance using the Monte Carlo simulation, with the value being spread over the vesting period. Members of the board of directors received grants of restricted stock units that do not contain market conditions. Such awards, totaling approximately 24,000 restricted stock units, were valued based on the closing price of the stock on the date of grant and vest during the calendar year of grant. The Company recorded an expense in the current period of $2.7 million as a result of grants under the 2016 Incentive Plan. There was no corresponding charge in the prior year.

Acquisition related transaction expenses

Acquisition related transaction expenses increased by $9.0 million. All expenses relate to the Merger. Costs incurred in the period include professional fees ($4.2 million), fees contingent on deal completion ($2.3 million) and transaction bonus costs excluding stock based compensation costs ($4.0 million).

Depreciation and amortization

Depreciation and amortization expense increased by $0.5 million on a constant currency basis. This was driven by a $1.2 million increase in intangible amortization due to new projects going live and increased SBG machine depreciation of $0.3 million related to the Greek SBG rollout in 2017. These were offset by a $1.0 million decline in depreciation from UK Casino & Bingo B3 terminals and Italy SBG terminals for machines which became fully depreciated. A further decrease of $4.2 million was attributable to favorable currency movements, resulting in a $3.7 million or 13.4% decrease in depreciation and amortization on a reported basis, from $27.6 million to $23.9 million.

Interest expense

Interest expense decreased by $16.9 million on a constant currency basis. This was primarily due to a reduction of $19.1 million in PIK loan note interest as there was no external charge from December 23, 2016 (see Liquidity and Capital Resources section below for further details). This was partially offset by increases of $1.6 million in senior debt PIK interest due to interest rate uplifts in 2017, $0.6 million in senior debt cash interest due to compounding of debt. The interest expense decreased by $21.2 million from $45.2 million to $24.0 million on a reported basis for the interim period 2017 as compared to the comparable period in 2016 which included favorable currency movements of $4.2 million.

Change in fair value of earn out liability

These expenses relate to the potential earn out payment to the former owners of Inspired which is dependent upon performance criteria. As a result of share price movements, the value of the liability increased to $13.2 million, creating an expense in the period of $3.3 million. There was no corresponding figure in the comparative period.

Income Taxes

We recorded a nominal foreign income tax expense for the period ended June 30, 2017 and $0.3 million for the period ended June 30, 2016. The effective tax rate for the period ended June 30, 2017 was nil and for the period ended June 30, 2016 it was 0.8%.

BUSINESS SEGMENT RESULTS

Server Based Gaming

Key events that impacted results for the Nine-Month Period ended June 30, 2017

Our UK SBG terminals in LBO’s generated Gross Win per unit per day growth on a constant currency basis, of 3.4%.

We have rolled out 4,400 universal cashier units. In addition to the above UK LBO income growth, the upgrade of these will result in less downtime and a lower fault rate. Video Lottery Terminals (“VLT’s”) being operational for longer should boost revenues and reduce our service costs.

In the UK market, contract extensions and amendments were signed with two large customers, neither of which required immediate additional capital expenditure. In addition, there was continued SBG rollout into non-LBO UK venues, adding an additional 450 SBG terminals.

In January 2017, we began rolling out the contracted 3,960 SBG terminals into the Greek estate. As at June 30, 2017 there were 1,050 SBGs operational. We believe that our terminals and game content are performing to a high level and we believe that they are currently exceeding that of our other three competitors in the Greek venues.

Server Based Gaming	For the Nine-Month Period ended
	June 30,	June 30,	$ Variance		£ Variance
(In thousands)	2017	2016	2017 vs 2016		2017 vs 2016

Revenue:
Service	$52,988	$61,903	($8,915)	(14.4%)	316	0.8%
Hardware	9,930	2,712	7,218	266.2%	6,072	331.0%
Total revenue	62,918	64,615	(1,697)	(2.6%)	6,389	14.6%

Cost of sales, excluding depreciation and amortization:
Cost of service	(8,610)	(9,397)	787	8.4%	(499)	(7.8%)
Cost of hardware	(8,520)	(1,176)	(7,344)	(624.5%)	(5,989)	(752.8%)
Total cost of sales	(17,130)	(10,573)	(6,557)	(62.0%)	(6,488)	(90.7%)

Selling, general and administrative expenses	(11,562)	(15,809)	4,247	26.9%	1,488	13.9%

Stock-based compensation	(129)	—	(129)	N/A	(103)	N/A

Depreciation and amortization	(18,215)	(21,676)	3,461	16.0%	159	1.1%

Net operating profit	$15,882	$16,557	($675)	(4.1%)	1,446	12.9%

Exchange Rate - $ to £	1.256	1.478

Key Performance Indicators

	For the Nine-Month Period ended		Variance
	June 30,	June 30,	2017 vs 2016
SBG	2017	2016		%

End of period installed base (# of terminals)	28,011	26,432	1,579	6.0%
Average installed base (# of terminals)	27,264	26,253	1,011	3.9%
Customer Gross Win per unit per day (1)	£118.04	£116.58	£1.46	1.2%
Customer Net Win per unit per day (1)	£85.12	£84.64	£0.48	0.6%
Inspired Blended Participation Rate	6.0%	6.3%	(0.3)%

(1) Includes all SBG terminals in which the company takes a participation revenue share across all territories

Nine-Month Period ended June 30, 2017 compared to June 30, 2016

Revenue

On a constant currency basis, total SBG revenue increased by $9.4 million, or 14.6%, offset by adverse currency impact of $11.1 million. On a reported basis, total SBG revenue declined by $1.7 million, from $64.6 million to $62.9 million.

Hardware revenue grew by $9.0 million on a constant currency basis due to additional SBG sales in the UK market of $4.6 million and continued SBG rollout into the Greek market resulting in favorable hardware sales of $3.7 million. We sold additional SBG terminals in the Colombia market, generating revenue of $0.7 million. This increase was partially offset by adverse currency rate translation of $1.8 million, resulting in reported hardware revenue increasing by $7.2 million from, $2.7 million to $9.9 million.

SBG service revenue increased by $0.5 million on a constant currency basis, offset by an adverse currency impact of $9.4 million, resulting in a decline of $8.9 million, from $61.9 million to $53.0 million. The underlying increase is attributable to Gross Win per unit per day incomes on the UK LBO estate increasing by $1.3 million, a 350-terminal increase in the average installed base of B3 terminals in Adult Gaming Centre (“AGCs”) venues which accounted for $0.4 million increase in revenue, SBG rollout into the Greek estate $0.5 million and revenue growth of $0.3 million in other International SBG driven by a mix of volume and gross win per day income growth. These were partly offset by revised terms on SBG contract extensions within the UK LBO and UK Casino & Bingo markets driving temporary declines of $0.7 million and $1.1 million, respectively.

Average Installed Base increased 3.9% from 26,253 in 2016 to 27,264 in 2017 due to continued UK market growth, additional SBG installs in Colombia and the continued rollout into Greece.

Customer Gross Win per unit per day (in GBP) increased by 1.2% driven by increases in the UK estate (includes non-UK LBO) of 1.4%, in Italy of 13.2% and in Colombia of 10.1%. Both Italy and Colombia revenue benefited from favorable exchange rate movements. The introduction of Greece in the current year dilutes the overall group average, bringing the group average closer to the comparable 2016 number.

Overall net win per unit per day (in GBP) exhibited an increase of 0.6% to £85 per terminal. This trend is not as favorable as gross win due to increased taxes in the Italy estate from 6.3% of stake to 6.8% from April 2017, which is akin to a 58% tax on gross win.

The decrease in the overall blended participation rate of 0.3% from 6.3% to 6.0% is driven by the short-term contract extensions of two key UK customers at lower revenue share terms; however, we incurred no additional capex in the contract period.

Segment Operating Profit

On a constant currency basis, SBG operating profit increased by $2.1 million, offset by adverse currency movements of $2.8 million. On a reporting basis, SBG operating profit decreased by $0.7 million, from $16.6 million to $15.9 million.

Cost of sales increased by $9.6 million on a constant currency basis primarily due to growth in hardware sales, partially offset by a favorable currency translation of $3.0 million, resulting in a reported increase of $6.6 million, from $10.6 million to $17.1 million.

SG&A expenses decreased by $2.2 million on a constant currency basis primarily due to savings of $1.2 million from cost control measures we implemented which reduced labor costs in service operations, sales development and our Italian branch. We also benefited from a VAT refund in a former operation, which has been removed in the Adjusted EBITDA note below. In addition, there were expenses in the prior period for one-time costs in relation to a legal dispute of $0.4 million and Italian tax measures of $0.3 million. An additional $2.0 million was driven by exchange rate translation, resulting in a reported SG&A decrease of $4.2 million or 26.9%, from $15.8 million to $11.6 million.

Depreciation and amortization decreased by $0.2 million on a constant currency basis during the period. This was due to a $1.0 million reduction in machine related depreciation driven by fully depreciated B3 and SBG terminals in the UK and Italian markets. This was partially offset by an increased amortization charge of $0.4 million due to new products becoming live and the capitalized labor costs being amortized. The continued SBG rollout into the Greek market also drives adverse machine related depreciation of $0.3 million. A favorable currency translation accounted for an additional $3.2 million expense decline, resulting in a reported decrease in depreciation and amortization expense of $3.5 million, from $21.7 million to $18.2 million.

Virtual Sports

Key events that impacted results for the Nine-Month Period ended June 30, 2017

In addition to the items mentioned above in the Three-Month Period ended June 30, 2017, Virtual Sports went live in Italy with one new customer in the retail & online estate.

We also successfully went live with five new mobile RGS integrations, taking the number of customer in the Mobile RGS market to nine. Further game integrations were also completed during the nine-month period further increasing our revenues from all mobile RGS customers.

We also signed an exclusive long term partnership with Carm Productions and the Jockey Club to produce the first ever virtual Grand National which was televised in the UK. The Aintree Racecourse will be used as the back drop for a brand-new suite of Grand National Racing products from Inspired, the first of which went live in the period.

Virtual Sports	For the Nine-Month Period ended
	June 30,	June 30,	$ Variance		£ Variance
(In thousands)	2017	2016	2017 vs 2016		2017 vs 2016

Service Revenue	$24,490	$26,049	($1,559)	(6.0%)	1,879	10.7%

Cost of Service	(2,536)	(3,497)	961	27.5%	346	14.6%

Selling, general and administrative expenses	(4,472)	(4,787)	315	6.6%	(323)	(10.0%)

Stock-based compensation	(157)	—	(157)	N/A	(125)	N/A

Depreciation and amortization	(4,193)	(4,434)	241	5.4%	(339)	(11.3%)

Net operating profit	$13,132	$13,331	($199)	(1.5%)	1,438	15.9%

Exchange Rate - $ to £	1.256	1.478

Key Performance Indicators

	For the Nine-Month Period ended		Variance
	June 30,	June 30,	2017 vs 2016
Virtuals	2017	2016		%

Average No. of Live Customers	79	68	11	16.2%
No. of Live Customers at the end of the period	82	71	11	15.5%
Total Revenue (£’000)	£19,488	£17,640	£1,848	10.5%
Total Revenue £’000 - Retail	£12,221	£11,736	£485	4.1%
Total Revenue £’000 - Online	£7,267	£5,904	£1,363	23.1%
Average Revenue Per Customer per day (£)	£884	£933	£(49)	(5.2)%

Nine-Month Period ended June 30, 2017 compared to June 30, 2016

Revenue

Virtual Sports revenue increased by $2.8 million on a constant currency basis. This is offset by an adverse currency translation of $4.3 million, resulting in a decline in revenue of $1.6 million, from $26.0 million to $24.5 million on a reported basis.

The revenue increase on a constant currency basis is driven by recurring revenue growth of $2.2 million in Virtuals land-based and online customers as a result of new content, growth in stakes and a major customer contract gain. Further RGS integrations into the mobile market with nine customers compared to four for the same period in 2016 resulted in an increase of $0.6 million.

Virtual Sports average live customers increased by eleven from 68 to 79, in the interim period, including new RGS customers.

Revenue per customer per day (in GBP) has declined in the period by £49 or 5.2%. The major growth in revenue has come from two customers, with the remaining increase coming from customers which have contributed smaller amounts of revenue resulting in the average revenue per customer per day being lower than the comparable 2016 period.

Segment Operating Profit

Virtual Sports operating profit showed growth of $2.1 million on a constant currency basis but decreased by $0.2 million, from $13.3 million to $13.1 million on a reported basis due to adverse currency translation, which reduced operating profit by $2.3 million.

Cost of service reduced by $0.5 million on a constant currency basis due primarily to lower royalty terms. On a reported basis, cost of service decreased by $1.0 million, from $3.5 million to $2.5 million, enhanced by favorable currency translation of $0.4 million.

SG&A expenses increased by $0.5 million on a constant currency basis due to a one-time benefit in the comparative period of $1.4 million, in relation to a reduction in deferred consideration, partially offset by an increase in new projects being capitalized in 2017 and changes in headcount. On a reported basis, SG&A expenses declined by $0.3 million, from $4.8 million to $4.5 million due to favorable exchange rate translation of $0.8 million.

Depreciation and amortization expense increased by $0.5 million on a constant currency basis, which is due to an increase in intangible amortization as a result of new products becoming live. On a reported basis, there is a decline of $0.2 million in this expense, from $4.4 million to $4.2 million, due to a favorable currency translation of $0.7 million.

Non GAAP Financial Measures

Reconciliations from Net Loss per the Consolidated Statement of Operations and Comprehensive Loss to Adjusted EBITDA for the interim periods are shown below.

	For the Nine-Month Period ended

	June 30,	June 30,
(In thousands)	2017	2016

Net loss	$(39,834)	$(44,007)

Items Relating to Legacy Activities:
Profit attributable to discontinued analogue activities	0	(70)
Pension charges	522	720
Costs relating to former operations	(70)	10
Recognition of asset related obligations	—	(1)

Items to be considered to be Exceptional in nature:
Costs of group restructure	497	370
Italian tax related costs	—	303
Transaction fees	11,346	2,357
Deferred consideration write back	—	(1,373)
PRS legal dispute	—	367

Stock-based compensation expense	2,703	—

Depreciation and amortization	23,877	27,575
Total other (income)/expense, net	27,731	45,351
Income tax	(3)	347
Adjusted EBITDA	$26,769	$31,951

Adjusted EBITDA	£21,316	£21,615

Attributable to:
Operating company	£23,166	£21,615
Incremental costs since closing of business combination	£(1,850)	—

Exchange Rate - $ to £	1.256	1.478

	For the Nine-Month Period ended
	June 30,	June 30,
(In thousands)	2017	2016

Net revenues per Financial Statements	$87,408	$90,664
Less Nil Margin Sales	(4,319)	38
Less Analogue Revenues	0	(70)
Adjusted Revenue	$83,089	$90,702

Adjusted Revenue	£66,163	£61,359

Exchange Rate - $ to £	1.256	1.478

Liquidity and Capital Resources

	Nine Months Ended		Variance
(in thousands)	June 30,	June 30,
	2017	2016	2017 to 2016
Net loss	$(39,834)	$(44,007)	$4,173
Non-cash interest expense	9,762	31,678	(21,916)
Other net cash provided by operating activities	34,271	23,190	11,081
Net cash provided by operating activities	4,199	10,861	(6,662)

Net cash used in investing activities	(29,065)	(25,232)	(3,833)
Net cash provided by financing activities	43,950	12,270	31,680
Effect of exchange rates on cash	2,130	(901)	3,031
Net increase/(decrease) increase in cash and cash equivalents	$21,214	$(3,002)	$24,216

Nine-Month Period Ended June 30, 2017 compared to June 30, 2016

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $4.2 million, compared to an inflow of $10.9 million in the prior period, a $6.7 million increase in cash utilization.

Our net loss reduced by $4.2 million, from $44.0 million to $39.8 million, as detailed in Results of Operations.

Within this, non-cash interest expense decreased by $21.9 million, from $31.7 million to $9.8 million, as a result of the non-cash interest expense ceasing to be an external charge since the Merger. Other net cash provided by operating activities increased by $11.1 million, from $23.2 million to $34.3 million.

Key factors impacting the increase in other net cash provided by operating activities included the commencement of trading in Greece which had the benefit of utilizing existing inventory $4.0 million and an increase in deferred revenue creditors $5.8 million. Further benefits were through changes in levels of inventory procurement $3.8 million and timing of supplier payments in the prior period $5.2 million. The earnout and derivate liabilities also provided a $3.6 million non-cash benefit in the current period. These factors were partly offset by $4.5 million movement in trade debtors and lower depreciation charges in the current period $3.7 million.

Net cash used in investing activities

Net cash used in investing activities increased by approximately $3.8 million, from $25.2 million to $29.1 million. The increased spending was attributable to higher spending on property, plant and equipment purchases due to the build-up of terminals for the commencement of Greek operations. Effects of exchange rates on cash increased by approximately $3.0 million due to the significant change in the USD to GBP exchange rate in the period.

Net cash provided by financing activities

Net cash provided by financing activities increased by $31.7 million, from $12.3 million to $44.0 million. This was due to a cash injection of $16.7 million received following the Merger and $21.6 million of proceeds received from a private placement of common stock. These items were partly offset by the level of drawdown in the company’s revolver facility; a drawdown of $5.7 million was made during the period ended June 30, 2017, compared to a drawdown of $12.4 million in the prior period.

Funding Needs and Sources

The Company has historically relied on a combination of cash flows provided by operations and the incurrence of additional debt and/or the refinancing of existing debt to fund its obligations. As of June 30, 2017, the Company had liquidity of $22.7 million in cash and cash equivalents, compared to $1.1 million in the prior year. The Company had a working capital deficit of $1.4 million as of June 30, 2017 as compared to a working capital deficit of $7.1 million as of June 30, 2016. The level of working capital surplus or deficit operated by the company varies with the level of machine production and capitalization. In periods where significant levels of machines are being manufactured, the levels of inventory and creditors are higher than average and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payment to the suppliers. This and movements in trading activity levels can result in significant working capital volatility. In periods of low activity, the working capital elements return to a more normalized level. Working capital is reviewed and managed to an extent to ensure that the current liabilities are covered by the level of cash held and the expected level of short term receipts.

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and borrowings available under the Company’s credit facilities will be sufficient to fund the Company’s net cash requirements through August 2018. If the Company engages in acquisitions, these may require additional debt or equity financing.

Long term and Other Debt

Debt consists of senior bank debt and a revolver facility commitment. As at September 24, 2016, debt also includes the PIK Loan Notes. As part of the Merger, these PIK Loan Notes have become internally owned and are therefore eliminated from the consolidated group figures. As of May 31, 2017, the PIK Loan Notes were cancelled.

The Company has bank facilities of £90.0 million (equivalent to $117.0 million) which is split between a term loan of £72.5 million (equivalent to $94.2 million) and a revolving facility commitment of £17.5 million (equivalent to $22.7 million). The senior debt facility has a cash interest rate on outstanding borrowings for this line of credit being the Bank of England’s bank’s base rate plus the base rate margin or LIBOR rate plus the bank’s LIBOR rate margin. The loan agreement includes a PIK interest rate on the outstanding borrowings that can be paid for or added to the outstanding debt. The senior debt facility is scheduled to mature on September 30, 2019. Due to foreign currency translation, these figures are revised at each Balance Sheet date.

The revolving facility has an interest rate on unutilized borrowings of 2%. The revolving facility is scheduled to mature on June 30, 2019. £12.3 million (equivalent to $16.0 million) and £7.8 million (equivalent to $10.1 million) of the revolving facility had been drawn on June 30, 2017 and September 24, 2016, respectively. In addition to this draw, a further amount of the facility had been utilized for the VAT Duty Deferment guarantee and the company credit card program. The amounts utilized at June 30, 2017 and September 24, 2016 amounted to $0.2 million and $0.4 million respectively.

Debt Covenants

We are subject to covenant testing at quarterly intervals. The covenant testing is set at the DMWSL 631 Ltd group level (the “DMWSL 631 Ltd Group”) and comprises tests on Leverage (Net Debt/EBITDA), Interest Cover (EBITDA/Interest Costs) and Super Senior Leverage (Net Debt + Revolver/EBITDA). These are measured under UK GAAP.

All of our operations/subsidiaries are included within the DMWSL 631 Ltd Group, except for certain overhead and director fees and expenses, non-recurring costs relating to the Merger and the movement in stock-based compensation expense and fair values on earn out and derivative liabilities. The costs of these items in the period ended June 30, 2017 was $2.3 million, $4.6 million and $4.9 million, respectively.

The financial results of the DMWSL 631 Ltd Group need to pass the covenant levels set at each quarter end to avoid being in a covenant breach. Besides the quarterly tests, there is also an annual requirement that no more than £3.0 million ($3.9 million) can be spent on non-machine additions excluding labor capitalization.

There have been no breaches of debt covenants in the periods ended June 30, 2017 and September 24, 2016.

Off-balance sheet financing arrangements

As of June 30, 2017, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Please refer to our Current Report on Form 8-K filed with the SEC on December 30, 2016, for a discussion of our critical accounting policies. During the nine months ended June 30, 2017, there were no material changes to these policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2017, we had £72.5 million ($94.2 million) of senior bank debt and £12.1 million ($15.8 million) of capitalized PIK debt interest that is subject to a floating interest rate charge that can vary with the LIBOR rate if this rate increases over a level of 3%. Due to the current rates of LIBOR, if floating interest rates increased by 1%, there would be no impact on the interest expense. If the floating interest rates increased by 5%, the additional interest charge would be approximately $1.8 million.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net assets total approximately $8.2 million and our US Dollar functional currency net liabilities total approximately $17.4 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of June 30, 2017 would result in translation adjustments of approximately $0.9 million and $2.3 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained earnings earned in Euros and in US Dollars in the nine months ended June 30, 2017 were €0.8 million and $0.8 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of June 30, 2017 would result in translation adjustments of approximately $0.1 million and $0.1 million, respectively, recorded in trading operations.

The majority of the group’s trading is in GBP, the functional currency, although the reporting currency of the group is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the group’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results by approximately $3.9 million and would result in translation adjustments of approximately $1.2 million, recorded in other comprehensive loss.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2017, the end of the period covered by this Report.

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

Remediation Measures

As previously disclosed in our Form 10-Q for the period ended December 31, 2016, in conjunction with our auditors, we identified material weaknesses in a lack of internal knowledge relative to US GAAP within the finance team of Inspired for each of the periods ended September 24, 2016, September 26, 2015 and September 27, 2014. While this was not indicative of wider controls limitations around accounting knowledge, given Inspired has been a private UK company for a number of years and therefore has not needed US GAAP knowledge previously, we have looked to remedy the weaknesses in a timely fashion.

We recognize the importance of the control environment, as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness and enhance our internal control over US GAAP knowledge within the team. We believe the following actions will assist us in remediating the material weaknesses:

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

We recently settled a claim which had been filed in the High Court in London, on December 22, 2015, by the Performing Rights Society relating to the alleged infringement of copyrighted material of the Performing Rights Society’s members in certain games on Fixed Odds Betting Terminals in UK Licensed Betting Offices. In June 2017, the Performing Rights Society and the UK bookmaker defendants (who had formed a joint defense group) reached a settlement of these claims; the cost to the Company was £250,000 ($321,000).

On June 30, 2017, Martin E. Schloss, the former Executive Vice President, General Counsel and Secretary of the Company, filed a lawsuit in the Supreme Court of the State of New York, County of New York, naming as defendants the Company and A. Lorne Weil, alleging a breach by Mr. Weil of a purported oral contract to name Mr. Schloss as general counsel of the entity surviving any initial business combination effected by the Company, and asserting unjust enrichment claims against Mr. Weil and the Company and quantum meruit claims against the Company to receive additional compensation for Mr. Schloss’s past services to the Company prior to its initial business combination, seeking unspecified damages in an amount allegedly expected by the plaintiff to be no less than $1million. The Company believes that such lawsuit lacks merit and that any damages if Mr. Schloss were to prevail would not be material to the Company, and intends to contest the matter vigorously.

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

Moreover, our businesses in certain markets also face competition from suppliers or operators who offer products for internet gaming in illegal, unregulated or lightly regulated markets, but are still permitted to supply products in certain regulated markets. As we generally operate with regulated products in regulated markets, these competitors often have substantially greater financial resources which could impact our ability to win new contracts and renew existing contracts that can affect our future profitability.

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

We rely on a relatively small number of customers for a significant portion of our sales, and the loss of or material reduction in sales to any of our top customers could have a material adverse effect on our business, results of operations, financial condition and cash flows .

During the nine months ended June 30, 2017, there were two customers that represented at least 10% of our revenues, accounting for 27% and 11% of the Company’s revenues respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. A decision by any of our top customers to significantly decrease the volume of products purchased from us could substantially reduce revenues and may have a material adverse effect on our business, results of operations, financial condition and cash flows or reductions in the revenue earned by any of our top customers from our products.

We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.

We have achieved significant cost savings through our centralization of equipment and non-equipment purchases. However, as a result, we depend on and are exposed to the credit risk of a group of key suppliers. While we make every effort to evaluate our counterparties prior to entering into long-term and other significant procurement contracts, we cannot predict the impact on our suppliers of the current economic environment and other developments in their respective businesses. Insolvency, financial difficulties or other factors may result in our suppliers not being able to fulfill the terms of their agreements with us. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to us, or may force them to seek to renegotiate existing contracts with us. Although we believe we have alternative sources of supply for the equipment and other supplies used in our business, termination of our relationship with any of our key suppliers could have a material adverse effect on our business, financial condition or results of operations in the event that we were unable to obtain adequate equipment or supplies from other sources in a timely manner or at all.

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

We believe that our success depends, in part, on protecting our intellectual property in the United Kingdom and in other countries. Our intellectual property includes certain patents and trademarks relating to our systems, as well as proprietary or confidential information that is not subject to patent or similar protection. Our intellectual property protects the integrity of our games, systems, products and services, which is a core value of the industries in which we operate. Protecting our intellectual property can be expensive and time-consuming, may not always be successful depending on local laws or other circumstances, and we also may choose not to pursue registrations in certain countries. Competitors may independently develop similar or superior products, software, systems or business models. In cases where our intellectual property is not protected by an enforceable patent, or other intellectual property protection, such independent development may result in a significant diminution in the value of its intellectual property.

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

There can be no assurance that our business activities, games, products and systems will not infringe upon or misappropriate the proprietary rights of others, or that other parties will not assert infringement or misappropriate claims against us. Any such claim and any resulting litigation, should it occur, could subject us to significant liability for damages and could result in invalidation of our proprietary rights, distract management, and/or require us to enter into costly and burdensome royalty and licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us, or may not be available at all. In the future, we may also need to file lawsuits to defend the validity of our intellectual property rights and trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources.

We also rely on certain products and technologies that we license from third parties. Proprietary licenses typically limit our use of intellectual property to specific uses and for specific time periods. There can be no assurance that these third-party licenses, or the support for such licenses, will continue to be available to us on commercially reasonable terms. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the products that include, incorporate, or rely on licensed intellectual property.

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

We supply certain of our products to operators who operate gaming websites. Some of those operators may take bets from customers in markets where no gaming laws or regulations exist and where the provision of online gaming is effectively unregulated. Although the Company seeks to ensure that its customers only take bets in markets where online gaming is legal, if any of those operators is subjected to investigatory or enforcement action for acting otherwise, this could result in the operator suffering interventions ranging from special conditions being applied to its licenses, license suspension or license loss, or the operator otherwise withdrawing from or curtailing its activities in its market. Any such developments could adversely affect such operator’s revenues and in turn adversely affect our earnings from such operator. The Company may itself be subject to investigatory or enforcement action (if and to the extent that local laws or the laws of other jurisdictions in which the Company operates impose liability on suppliers for the activities of the customers that they supply or for receiving funds that are deemed to be illegal because of such activities). We seek to protect ourselves against any such liability for the activities of the operators that we supply, including by contractually requiring those operators not to operate in certain territories and only supplying operators who we have reviewed to determine whether they uphold the requisite standards of regulatory and legal compliance. Nonetheless, there is a risk that we may fail to undertake sufficient due diligence or become subject to investigatory or enforcement action should we or any of our customers be accused of breaching any regulations or laws. Any such action may adversely impact the time of our management, and impact our standing with gaming regulators.

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

Our businesses are subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information and other consumer data. In particular, the EU has adopted strict data privacy regulations. Following recent developments such as the European Court of Justice’s 2015 ruling that the transfer of personal data from the EU to the U.S. under the EU/U.S. Safe Harbor was an invalid mechanism of personal data transfer, the adoption of the EU-U.S. Privacy Shield as a replacement for the Safe Harbor, and the upcoming effective date of the EU’s General Data Protection Regulation, data privacy and security compliance in the EU are increasingly complex and challenging. The scope of data privacy and security regulations continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions. Compliance with data privacy and security restrictions could increase the cost of our operations and failure to comply with such restrictions could subject us to criminal and civil sanctions as well as other penalties.

We are subject to the provisions of the Foreign Corrupt Practices Act and other anti-corruption laws that generally prohibit U.S. persons and companies and their agents from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Certain of these anti-corruption laws also contain provisions that require accurate record keeping and further require companies to devise and maintain an adequate system of internal accounting controls. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective or an employee or intermediary fails to comply with the applicable regulations, we may be subject to criminal and civil sanctions as well as other penalties. Any such violation could disrupt our business and adversely affect our reputation, results of operations, cash flows and financial condition.

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

A determination by the UK Gambling Commission to materially reduce maximum bets on our UK terminals could have a negative impact on our business.

As part of the UK Gambling Commission’s triennial review, currently under consideration is a reduction in the UK of certain maximum bets permitted on many gaming terminals. The timing and outcome of any decision by the UK Gambling Commission with respect to this matter, and the potential impact of any such decision on our business, is currently unknown. In the event that the UK Gambling Commission were to determine to materially reduce maximum bets on our UK terminals, our revenues and profits in the UK could be materially harmed.

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

Our industry is subject to regulations that set parameters for levels of gaming or wagering duty, tax, stake, prize and return to player.

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

The demand for our services is sensitive to general and local economic conditions over which we have no control, including changes in the levels of consumer disposable income and geographical exposure to macro-economic trends and taxation. In addition, the economic stability of certain Eurozone countries where we conduct or intend to conduct business may become affected by sovereign debt crises or other general and local economic and political conditions. Adverse changes in economic conditions may affect our business generally or may be more prevalent or concentrated in particular markets in which we operate. Any deterioration in economic conditions or the continuation of uncertain economic conditions could have a material adverse effect on our business, financial condition, results of operations and prospects. Other economic risks which may adversely impact our performance include high interest rates, inflation and volatile foreign exchange markets.

The performance of our business may also be subject to political risks in certain jurisdictions where we operate, including change of government, political unrest, war or terrorism.

Our revenues fluctuate due to seasonal, weather and other variations and you should not rely upon our periodic operating results as indications of future performance.

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

We are dependent on our suppliers and contract manufacturers, and any failure of these parties to meet their performance and quality standards or requirements or unexpected price raises could cause us to incur additional costs or lose customers.

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

We are a global business and derived in excess of 99% of our revenue outside the United States during the year ended September 24, 2016 and the nine months ended June 30, 2017, respectively (primarily in the United Kingdom and Italy, which respectively accounted for approximately 73% and approximately 18% of our total revenue in the year ended September 24, 2016, and approximately 69% and approximately 14% of our total revenue in the nine months ended June 30, 2017). Our business in foreign markets subject us to risks customarily associated with such operations, including:

●	foreign withholding taxes on, or bank regulatory restrictions on expatriating, our subsidiaries’ earnings that could reduce cash flow available to meet our required debt service and its other obligations;
●	the complexity of foreign laws, regulations and markets;
●	the impact of foreign labor laws and disputes;
●	potential risks relating to our ability to manage our foreign operations, monitor our customers’ activities or our partners’ activities which may subject us to risks involving such other entities’ financial condition or to inconsistent interests or goals;
●	the impact of price controls, capital controls or increased difficulties in collecting accounts receivables in Greece or other jurisdictions;
●	recent unexpected gaming tax increases in Italy;
●	other economic, tax and regulatory policies of local governments; and
●	the ability to attract and retain key personnel in foreign jurisdictions.

Our consolidated financial results are significantly affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than US Dollars, and from the translation of foreign currency balance sheet accounts into GBP-denominated or US Dollar-denominated balance sheet accounts. Exposure to currency exchange rate fluctuations exists and will continue because a significant portion of our revenues are denominated in currencies other than the US Dollar, particularly GBP and the Euro. Exchange rate fluctuations have in the past adversely affected operating results and cash flows and may continue to adversely affect results of operations and cash flows and the value of assets.

There can be no assurance that we will be able to operate successfully in any foreign market.

Our business could be negatively affected by ownership changes and consolidation in the gaming industry.

Because a substantial part of our revenue is recurring in nature, our medium to long term results of operations, cash flows and financial condition could be negatively affected if any of our customers were sold to or merged with other customers, or if consolidation in the gaming industry were otherwise effected. Consolidation among gaming operators could result in our customers using more products and services of our competitors or reducing their spending on our products, or could otherwise cause downward pricing pressures, any of which outcomes could negatively affect our business.

We may not be able to capitalize on the expansion of interactive gaming or other trends and changes in the gaming and lottery industries, including due to laws and regulations governing these industries, and other factors.

We participate in new and evolving aspects of the interactive gaming and lottery industries. Part of our strategy is to take advantage of the liberalization of regulations covering these industries on a global basis. These industries involve significant risks and uncertainties, including legal, business and financial risks. The success of these industries and of our interactive gaming and lottery products and services may be affected by future developments in social networks (including Facebook) mobile platforms, gaming regulations, data privacy laws and other matters which we are unable to predict or control. The fast-changing environment in these industries can make it difficult to plan strategically and can provide opportunities for competitors to grow their businesses at our expense. Consequently, our future results of operations, cash flows and financial condition are difficult to predict and may not grow at the rates we expect.

Laws relating to internet gaming are evolving. To varying degrees, governments have taken steps to change the regulation of internet wagering through the implementation of new or revised licensing and taxation regimes, including the possible imposition of sanctions on unlicensed providers. We cannot predict the timing, scope or terms of the implementation or revision of any such state, federal or foreign laws or regulations, or the extent to which any such laws and regulations may facilitate or hinder our strategy.

In jurisdictions that authorize internet gaming, we cannot assure that we will be successful in offering our technology, content and services to internet gaming operators, because we expect to face intense competition from our traditional competitors in the gaming and lottery industries as well as a number of other domestic and foreign competitors (and, in some cases, the operators themselves), many of which have substantially greater financial resources or experience in this area than we do.

Know-your-customer and geo-location programs and technologies supplied by third parties are an important aspect of certain internet and mobile gaming products and services, because they can confirm certain information with respect to players and prospective players, such as age, identity and location. Payment processing programs and technologies, typically provided by third parties, are also a necessary feature of interactive wagering products and services. These programs and technologies are costly, and our use of them may have an adverse impact on our results of operations, cash flows and financial condition. Additionally, we cannot assure that products or services containing these programs and technologies will be available to us on commercially reasonable terms, if at all, or that they will perform accurately or otherwise in accordance with required specifications.

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

Certain key customers, including certain United Kingdom and Italian SBG Terminal customers and certain Virtual Sports customers make a significant contribution to our revenues and profitability. Our top ten customers generated 69% of total revenues and 81% of recurring revenues in our most recently ended fiscal year. The loss of any of these customers, whether through contract expiry and non-renewal, exercise of change of control rights, breach of contract or other adverse factors may materially adversely affect revenues and/or return on capital and leave us with surplus terminal and or software assets. If any of these customers’ experience reduced sales or revenue, such reduction may materially impact any revenue-share arrangements we have with those customers; a material reduction in the revenues of our significant customers with which we have revenue-share arrangements could materially reduce our own revenues and adversely affect our financial results.

Restrictions in our existing credit agreement, or any other indebtedness we may incur in the future, could adversely affect our business, financial condition, or results of operations, and our ability to make distributions to stockholders and the value of our common stock.

Our existing credit agreement, or any future credit facility or other indebtedness we enter into, may limit its, or our, ability to, among other things:

●	incur or guarantee additional debt;
●	make distributions or dividends on or redeem or repurchase shares of common stock;
●	make certain investments and acquisitions;
●	make capital expenditures;
●	incur certain liens or permit them to exist;
●	enter into certain types of transactions with affiliates;
●	acquire, merge or consolidate with another company; and
●	transfer, sell or otherwise dispose of all or substantially all of our assets.

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

Prior to the Merger, we were not subject to Section 404 of the Sarbanes-Oxley Act of 2002. However, following the Merger, we are required to provide management’s attestation on internal controls commencing with our annual report for the year ended September 30, 2017. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act of 2002 are significantly more stringent than those previously required of Inspired as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the regulatory compliance and reporting requirements that are now applicable to us subsequent to the Merger. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our common stock.

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

We enter into transactions that are complex and whose accounting treatment under US GAAP requires extensive knowledge of US GAAP and financial reporting disclosure requirements. In connection with the audits of the consolidated financial statements of Inspired in accordance with US GAAP, adjustments to the Inspired accounts and the disclosures in the notes to the financial statements were identified and proposed, and recorded by Inspired, which were necessary in order for the Inspired financial statements to be in conformity with US GAAP. Inspired had not previously had the occasion to prepare its financial statements in accordance with US GAAP. The identification, in connection with the recent US GAAP audit process, of certain adjustments required in order to present those financial statements in accordance with US GAAP suggested less complete internal technical knowledge of US GAAP which was characterized as a material weakness in internal control over financial reporting from a US GAAP perspective. We retained a person with the requisite technical accounting knowledge of US GAAP in order to address the identified material weaknesses and assist in compliance with US GAAP on an ongoing basis. However, no assurance can be given that internal control will be sufficient remediate the identified material weaknesses or to prevent additional material weaknesses from occurring in future periods. If additional material weaknesses are discovered in the future, we may fail to meet our future reporting obligations in a timely and reliable manner and our financial statements may contain material misstatements. Any such failure could also adversely affect the results of our periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting. Further, it could cause our investors to have less confidence in the financial information we report, which could adversely affect the price of our common stock. In addition, we could become subject to investigations by NASDAQ, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

There is no guarantee that the public warrants will be in the money, and they may expire worthless and the terms of our warrants may be amended.

The exercise price for our public warrants is $5.75 per one-half of one share ($11.50 per whole share), subject to adjustment. Warrants may be exercised only for a whole number of shares of our common stock. No fractional shares will be issued upon exercise of the warrants. There is no guarantee that the public warrants will be in the money prior to their expiration and they may expire worthless.

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

As of August 4, 2017, our largest stockholder, Landgame S.à.r.l, holds approximately 45% of the outstanding common stock of the Company and has the ability to strongly influence the outcome of corporate actions of the Company requiring stockholder approval. In addition, Landgame S.à.r.l. has the right to nominate up to 3 directors for election to our board of directors. As a result, this stockholder has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree. In addition, this concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

Our ability to successfully operate our business is largely dependent upon the efforts of certain key personnel. The loss of such key personnel could negatively impact the operations and profitability of our business.

Our ability to successfully operate our business is dependent upon the efforts of certain key personnel. Although we expect all of such key personnel to remain with our company going forward, it is possible that we will lose some key personnel, the loss of which could negatively impact the operations and profitability of our business. Furthermore, some of our key employees do not have prior experience operating a company regulated by the SEC, which could cause us to have to expend time and resources training them and helping them become familiar with such requirements.

If our results do not meet expectations, a market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. You may be unable to sell your securities unless a market can be sustained.

NASDAQ has delisted our warrants and may delist our common stock from quotation on its exchange which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.

Our common stock is listed on NASDAQ. On March 21, 2017, we received written notice from the NASDAQ Staff of the Listing Qualifications Department that the Company’s common stock and warrants were not in compliance with the minimum 300 and 400 round lot holder requirements set forth in NASDAQ Listing Rules 5505(a)(3) and 5515(a)(4), respectively, and, therefore, the Company’s securities would be subject to delisting. We requested a hearing before a NASDAQ Hearings Panel (the “Panel”). On April 26, 2017, we received notice that the Panel had determined to grant our request for the continued listing of our common stock on NASDAQ, pursuant to an extension to evidence compliance with the minimum 300 round lot shareholder requirement by September 17, 2017, subject to our compliance with certain interim milestones evidencing our progress towards compliance with such rule. In addition, the notice informed us that the warrants would be delisted due to our having less than 400 round lot warrant holders. On April 28, 2017, our warrants were delisted from NASDAQ and transitioned to the over-the-counter markets operated by OTC Markets Group. The Company continues to work towards satisfying the NASDAQ listing qualification of 300 round lot holders with respect to our common stock, but there can be no assurance that we will satisfy that requirement by the September 17, 2017 deadline set by NASDAQ.

We cannot assure you that our common stock will continue to be listed on NASDAQ in the future. If NASDAQ delists our common stock from trading on its exchange, we could face significant material adverse consequences, which already apply to our warrants, including:

▪	a limited availability of market quotations for our common stock;
▪	reduced liquidity with respect to our common stock;
▪	a determination that our common stock is a “penny stock,” which requires brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
▪	a limited amount of news and analyst coverage for our company; and
▪	a decreased ability to issue additional securities or obtain additional financing in the future.

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for so long as we are an “emerging growth company.”

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. The Company will be required to provide management’s attestation on internal controls effectiveness with respect to the year ended September 30, 2017. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company.” We could be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following October 29, 2019, the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not currently expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. Consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

The price of our securities may fluctuate significantly due to general market and economic conditions. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports.. If our results do not meet the expectations of investors or securities analysts, the market price of our securities may decline. In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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

If the shares of common stock offered pursuant to our resale registration statement on Form S-1 are sold in a short period of time, the market price of our common stock could decline.

If our existing stockholders sell substantial amounts of the shares of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. Certain of the shares of our common stock are subject to the lock-up agreements described in the section entitled “Selling Stockholders” in our resale registration statement on Form S-1 (File No. 333-217215). After all of these lock-up periods have expired, additional shares will be eligible for sale in the public market. The market price of shares of our common stock may drop significantly when the restrictions on resale by those stockholders lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities. Up to 2,500,000 additional shares of our common stock may be issued as earn-out consideration pursuant to the terms of the Merger (see Note 13).

We may redeem any public warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We will have the ability to redeem the public warrants any time prior to their expiration at a price of $0.01 per warrant, provided that (i) the last reported sale price of our common stock equals or exceeds $24.00 per share for any 20 trading days within the 30 trading-day period ending on the third business day before we send the notice of such redemption (on August 4, 2017, the last reported sale price for shares of our common stock was $10.10) and (ii) on the date we give notice of redemption and during the entire period thereafter until the time the warrants are redeemed, there is an effective registration statement under the Securities Act covering the shares of our common stock issuable upon exercise of the public warrants and a current prospectus relating to them is available unless warrants are exercised on a cashless basis. Redemption of the outstanding public warrants could force holders of public warrants:

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

The Company’s second amended and restated certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

▪	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
▪	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director with or without cause by stockholders, which prevents stockholders from being able to fill vacancies on our board of directors;
▪	the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
▪	limiting the liability of, and providing indemnification to, our directors and officers;
▪	the Court of Chancery of the State of Delaware as the exclusive forum for adjudication of disputes;
▪	controlling the procedures for the conduct and scheduling of stockholder meetings; and
▪	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our board of directors and management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our second amended and restated certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

Changes in laws or regulations, or a failure to comply with, or liabilities under, any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional, state and local governments, including non-U.S. governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, or liabilities thereunder, could have a material adverse effect on our business and results of operations.

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

Our business relies on stable and efficient financial markets. Any disruption in the credit and capital markets could adversely impact our ability to obtain financing on acceptable terms. Volatility in the financial markets could also result in difficulties for financial institutions and other parties that we do business with, which could potentially affect the ability to access financing under existing arrangements. We are exposed to the impact of any global or domestic economic disruption, including any potential impact of the decision the United Kingdom to exit the European Union and the sovereign debt crises in certain Eurozone countries where we do business. Our ability to continue to fund operating expenses, capital expenditures and other cash requirements over the long term may require access to additional sources of funds, including equity and debt capital markets, and market volatility and general economic conditions may adversely affect our ability to access capital markets. In addition, the inability of our vendors to access capital and liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, or the insolvency of our vendors, could lead to their failure to deliver merchandise. If we are unable to purchase products when needed, our sales could be materially adversely impacted. Accordingly, volatility or disruption in the financial markets could impair our ability to execute our growth strategy and could have a material adverse effect on the trading price of our common stock.

Currency exchange rate fluctuations could result in lower revenues, higher costs and decreased margins and earnings.

We conduct purchase and sale transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates globally. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom’s June 23, 2016 referendum in which voters approved the United Kingdom’s exit from the European Union, commonly referred to as “Brexit.” It is possible that sovereign debt crises in certain Eurozone countries could lead to the abandonment of the Euro and the reintroduction of national currencies in those countries. International revenues and expenses generally are derived from sales and operations in various foreign currencies, and these revenues and expenses could be affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into U.S. Dollars for consolidated financial reporting, as weakening of foreign currencies relative to the U.S. Dollar will adversely affect the U.S. Dollar value of the Company’s foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations could have an adverse effect on our results of operations and financial condition.

We may hedge certain foreign currency exposures to lessen and delay, but not to completely eliminate, the effects of foreign currency fluctuations on our financial results. Since the hedging activities are designed to lessen volatility, they not only reduce the negative impact of a stronger U.S. Dollar or other trading currency, but they also reduce the positive impact of a weaker U.S. Dollar or other trading currency. Our future financial results could be significantly affected by the value of the U.S. Dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities, and there can be no assurance that our hedging activities will be effective.

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

The uncertain state of the global economy continues to impact businesses around the world, most acutely in emerging markets and developing economies. If global economic and financial market conditions do not improve or deteriorate, the following factors could have a material adverse effect on our business, operating results and financial condition:

●	Slower consumer spending may result in reduced demand for our products, reduced orders from retailers for our products, order cancellations, lower revenues, higher discounts, increased inventories and lower gross margins;
●	In the future, we may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so;
●	We conduct transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar. Continued volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies could have a significant impact on our reported operating results and financial condition;
●	Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain could have a material adverse effect on our costs, gross margins and profitability;
●	If operators or distributors of our products experience declining revenues or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, late retailer payments, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense;
●	If operators or distributors of our products experience severe financial difficulty, some may become insolvent and cease business operations, which could negatively impact the sale of our products to consumers; and
●	If contract manufacturers of our products or other participants in our supply chain experience difficulty obtaining financing in the capital and credit markets to purchase raw materials or to finance capital equipment and other general working capital needs, it may result in delays or non-delivery of shipments of our products.

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

Risk Relating to the Referendum on the United Kingdom’s Membership in the European Union

The announcement of the United Kingdom’s advisory referendum vote to exit from the European Union (“Brexit”) could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with existing and potential customers, suppliers and employees. Although the referendum is non-binding; the United Kingdom’s government initiated the process for the United Kingdom to leave the European Union. As a result, negotiations will commence to determine the terms of the United Kingdom’s future relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The measures could potentially disrupt some of our markets and jurisdictions in which we operate, and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. In addition, the announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the US Dollar against some foreign currencies, and the Brexit negotiations may continue to cause significant volatility. The progress and outcomes of Brexit negotiations also may create global economic uncertainty, which may cause customers and potential customers to monitor their costs and reduce their budgets for products and services. Any of these effects of Brexit, among others, could materially adversely affect the business, business opportunities, results of operations, financial condition and cash flows of our Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2017, we granted 23,865 restricted stock units to non-employee members of the board of directors and 10,000 restricted stock units to two employees under the 2016 Incentive Plan which is not yet covered by a registration statement.

The issuances of shares did not involve a public offering of securities and, accordingly, the Company believes that the transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1*#	Inspired Entertainment Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company, filed with the SEC on July 14, 2017.
10.2*#	Letter, dated April 5, 2017, by and between Inspired Gaming UK Limited and Steven Holmes, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.
10.3*#	Non-Employee Director Compensation Policy (adopted May 2017 as supplemented).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: August 7, 2017	/s/ Luke L. Alvarez
Name: Luke L. Alvarez
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2017	/s/ Stewart F.B. Baker
Name: Stewart F.B. Baker
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)