Form 10-K
period 2017-09-30
Inspired Entertainment, Inc.
filed 2017-12-04
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER: 001-36689

INSPIRED ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1025534

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

250 West 57th Street, Suite 2223

New York, New York 10107

(646) 565-3861

(Address, including zip code, of principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock, other than shares held by persons who may be deemed to be affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on March 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $44.3 million. For the purpose of this disclosure, executive officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant.

As of November 29, 2017, there were 22,415,097 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2018 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2017.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and other information set forth in this report, including in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, may relate to future events and expectations, and as such constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Our forward-looking statements include, but are not limited to, statements regarding our business strategy, plans and objectives and our expected or contemplated future operations, results, financial condition, beliefs and intentions. In addition, any statements that refer to projections, forecasts or other characterizations or predictions of future events or circumstances, including any underlying assumptions on which such statements are expressly or implicitly based, are forward-looking statements. The words “anticipate”, “believe”, “continue”, “can”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “scheduled”, “seek”, “should”, “would” and similar expressions, among others, and negatives expressions including such words, may identify forward-looking statements.

Our forward-looking statements reflect our current expectations about our future results, performance, liquidity, financial condition, prospects and opportunities, and are based upon information currently available to us, our interpretation of what we believe to be significant factors affecting our business and many assumptions regarding future events. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, our forward-looking statements. This could occur as a result of various risks and uncertainties, including the following:

●	our ability to compete effectively in our industries;

●	the effect of evolving technology on our business;

●	our ability to renew long-term contracts and retain customers, and secure new contracts and customers;

●	our ability to maintain relationships with suppliers;

●	our ability to protect our intellectual property;

●	government regulation of our industries;

●	the outcome of the UK Government’s ongoing triennial review of UK gaming regulation;

●	our ability to successfully grow by acquisition as well as organically;

●	our ability to attract and retain key members of our management team;

●	our need for working capital;

●	our ability to secure capital for growth and expansion;

●	changing consumer, technology and other trends in our industries;

●	our ability to successfully operate across multiple jurisdictions and markets around the world;

●	changes in local, regional and global economic and political conditions;

●	and other factors.

In light of these risks and uncertainties, and others discussed in this report, there can be no assurance that any matters covered by our forward-looking statements will develop as predicted, expected or implied. Readers should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. We advise you to carefully review the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”).

PART I

ITEM 1. BUSINESS.

Overview

We are a global business-to-business gaming technology company, supplying Virtual Sports and Server Based Gaming (“SBG”) products to regulated lottery, betting and gaming operators worldwide through an “omni-channel” distribution strategy. We provide end-to-end digital gaming solutions on our proprietary and secure network, which accommodates a wide range of devices, including land-based gaming machine terminals, mobile devices such as smartphones and tablets and online computer and social applications.

Our Virtual Sports business designs, develops, markets and distributes ultra-high-definition games that create an always-on sports wagering experience. We believe we have a strong position in the supply of Virtual Sports gaming products, with a wide product offering available. As of September 30, 2017, our Virtual Sports products were available in more than 40,000 retail venues and on more than 100 websites. Our products are installed in approximately 35 gaming jurisdictions worldwide, including the UK, Italy, Greece, the U.S. and China.

Our SBG business designs, develops, markets and distributes a broad portfolio of more traditional games through our digital network architecture. Our SBG products are offered through approximately 29,000 digital terminals in gaming and lottery venues around the world, with additional terminals contracted for deployment.

Our Virtual Sports products are typically offered to operators on a participation basis, whereby we receive a portion of the gaming revenues generated, plus an upfront software license fee. Our SBG products are typically offered directly to land-based and online casino gaming operators, either: (i) through product sales or (ii) on a participation basis. Because our SBG products are fully digital, they can interact with a central server and are provided on a “distributed” basis, which allows us to realize a number of benefits, including that we are able to access a wider geographic footprint through the internet and proprietary networks. We offer SBG products that operate with a single technology architecture compliant with each of UK (B2/B3), Italian (‘6B), G2S (Greek) and China Lottery (CAOS) technical regulations.

Our customer base includes regulated operators of lotteries, licensed sports bookmakers, gaming and bingo halls, casinos and regulated online operators. Some of our key customers include William Hill, SNAI, Sisal, Lottomatica, Betfred, Paddy Power Betfair, Ladbrokes Coral, Genting, Codere, Sky Vegas, Fortuna and the Greek Organisation of Football Prognostics S.A. (OPAP S.A.). Geographically, more than half of our revenues are derived from, and more than half of our non-current assets are attributed to, our UK operations, with the remainder of our revenues derived from, and non-current assets attributed to, Italy, Greece and the rest of the world. In the year ended September 30, 2017, we earned approximately 65% of our revenue in the UK, 13.5% in Italy, 10% in Greece and the remaining 11.5% across the rest of the world.

Unlike traditional suppliers to the gaming industry, we do not supply traditional slot machines or casino systems. All of our products are provided through multiple channels over a digital network. All of our products are designed to operate within applicable gaming and lottery regulations and all of our customers are regulated gaming or lottery operators.

We operate in a highly regulated industry. We and our products, as applicable, are licensed, authorized or certified, as applicable, in a number of major gaming and lottery jurisdictions. Our key licenses, authorizations and certifications include those from the Gambling Commission of Great Britain, the Italian gaming authorities and the Greek gaming authorities, as well as the Licensing Authority of Gibraltar, the Alderney Gambling Control Commission and the State of New Jersey’s Division of Gaming Enforcement. We are a member of key industry associations, including the Gaming Standards Association, the World Lottery Association and the Association of Gaming Equipment Manufacturers.

Our Products

We operate our business in two business segments – Virtual Sports and Server Based Gaming – representing our different products and services. We evaluate our business performance, resource allocation and capital spending on an operating segment level, where possible. We use the operating results and identified assets of each operating segment to make prospective operating decisions. Although our revenues and cost of sales (excluding depreciation and amortization) are reported exclusively by segment, we include an unallocated column in our financial statements for certain expenses, including depreciation and amortization as well as selling, general and administrative expenses. Unallocated balance sheet line items include items that are a shared resource and therefore not allocated between operating segments. For information about our revenues, operating results, assets, liabilities and cash flows, see our consolidated financial statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Our products in the Virtual Sports and Server Based Gaming categories both offer innovative games, available through a variety of distribution channels, including digital SBG terminals, mobile gaming products, computer and online gaming products and services and electronic table games (“ETG”). We believe our omni-channel distribution is an important differentiator of our products in the market, allowing us to update our game and operating software remotely and keep pace with fast-evolving requirements in game play, security, technology and regulations.

Virtual Sports offers ultra-high-definition games that create an always-on sports wagering experience, while SBG offers more traditional casino games such as slots, roulette and other table games. Our Virtual Sports game portfolio includes branded titles such as Rush Football 2®, Rush Boxing® featuring Mike Tyson, as well as horse racing, tennis, motor racing, cricket and other sports titles. We offer a comprehensive array of sports titles in Virtual Sports.

Our SBG game portfolio includes a broad selection of leading omni-channel slots titles including CenturionTM, Super Hot FruitsTM, and 2 Fat CatsTM. These games offer customers a wide range of volatilities, return-to-player and other special features. We also offer a range of more traditional casino games through its SBG network, such as roulette, blackjack and keno.

We generate revenues in two principal ways: on a participation basis and through product sales and software license fees. Participation revenues include a right to receive a share of revenue generated from (i) our Virtual Sports products placed with operators; (ii) our SBG terminals placed in gaming and lottery venues; (iii) licensing our game content and intellectual property to third parties; and (iv) our games on third-party online gaming platforms that are interoperable with our game servers. Under our participation agreements, payments made to us are calculated based upon a percentage of the net win, which is the amount of earnings generated from end-users playing the gaming machines, after adjusting for player winnings and relevant gaming taxes. Product sales include the sale of new SBG terminals and associated parts to gaming and betting operators. Software license revenues are principally related to our Virtual Sports product and to license sales of our SBG platform.

Virtual Sports

We believe we are one of the leading suppliers of Virtual Sports gaming products in the world. We offer a wide range of sports and numbers games to more than 40,000 retail venues and more than 100 websites. Our customers are many of the largest operators in lottery, gaming and betting worldwide. We also supply Virtual Sports and other digital games to mobile and online operators in the UK, the U.S. states of Nevada and New Jersey, Gibraltar and other regulated, EU markets. Virtual Sports can be adapted to function in sports betting, lottery, or gaming environments and is therefore available to a wide range of customers in both public and private implementations.

Our Virtual Sports product is comprised of a complex software and networking package that provides fixed odds wagering on an ultra-high definition computer rendering of a simulated sporting event, such as soccer or boxing. Players can bet on the simulated sporting event, in both a streaming and on-demand environment, overcoming the relative infrequency of live sporting events. We have developed this product using an award-winning TV and film graphics team with advanced motion capture techniques.

In addition to soccer and boxing, our virtual sports products also include tennis, speedway (track motorcycle racing), motorcar racing (single seater style and stock cars), velodrome cycle racing, greyhound and horse racing, basketball, boxing, darts and cricket, as well as various lottery ball draw and other numbers games. We have also licensed the use of images of certain sports figures in our games, including boxer Mike Tyson and basketball star Shaquille O’Neal.

Our customers together offer Virtual Sports events to millions of their customers, through land-based, online and mobile platforms, many of them available 24 hours per day, 7 days per week, and often concurrently within the same location. In 2016 we launched a remote game server Virtual Sports product in 2016, which enables the provision of on-demand Virtual Sports events alongside the scheduled events Virtual Sports events that have so far predominated in our product offerings.

In addition to on-demand Virtual Sports, our Virgo RGS™ offers a wide range of premium slots from feature-rich bonus games to European-style casino free spins, and table games incorporating well-known first and third-party brands including 20p Roulette and Mike Tyson Blackjack. Inspired releases several new titles per month and new games can be seamlessly deployed to the full estate of operators via its Virgo RGS™. Inspired’s Virgo RGS™ is integrated with a number of leading casino brands, including William Hill, Ladbrokes Coral, Bet365, Bwin, Paddy Power, Betfair, LeoVegas and SkyBingo.

Server Based Gaming (SBG)

We supply SBG products, offering games through approximately 29,000 digital terminals located in gaming and lottery venues around the world, with additional terminals contracted for deployment. Because our SBG products are fully digital, they can interact with a central server and are provided on a “distributed” basis, which allows us to realize a number of benefits, including that we are able to access a wider geographic footprint through the internet and proprietary networks. We offer SBG products that operate with a single technology architecture compliant with each of UK (B2/B3), Italian (‘6B), G2S (Greek) and China Lottery (CAOS) technical regulations.

We have a strong market position in the UK, where our SBG terminals account for a material portion of all SBG terminal placements and we offer over 100 games. In addition, we currently have additional terminals contracted to be placed in the EU during fiscal year 2018. We offer SBG terminals such as the Flex4k curved screen, Eclipse, Inceptor, Optimus and Blaze, each offering a different size terminal, graphics, technology and price proposition.

We distribute games to devices via different Game Management Systems (“GMSs”), each tailored to a specific operator and market type. Our CORETM system is designed for distributed street-gaming markets and uses Inspired or third-party cabinets in combination with Inspired Inside, and gaming content from a wide portfolio of independent game developers. CORE-CONNECT is our American Gaming Association G2S standard-based Video Lottery Terminal (“VLT”) platform, currently deployed in the Greek VLT market. CORE EDGETM is the next iteration of our GMSs, and uses our Virgo remote gaming server (“RGS”), which is also used to power our web-based and mobile content delivery platform. This system, and the HTML5-based games that are deployed on it, mean that we can offer a genuine omni-channel game experience.

Our Strategy

We are focused on executing on key strategies to achieve long-term growth in revenues, profit and cash flow. Our strategic priorities are based on our experience in serving customers in multiple jurisdictions throughout the world, as well as on our expectations for the evolution of the gaming market. We believe the gaming industry will continue to migrate towards networked, distributed, omni-channel gaming. As a result, we have concentrated on developing products that could be distributed via our omni-channel strategy, using a common technology platform. This strategy allows us to update our games and operating software remotely, keeping pace with evolving requirements in game play, security, technology and regulations.

Our key strategic priorities are as follows:

Extend our strong positions in each of Virtual Sports and Server Based Gaming by developing new omni-channel products.

We continually invest in new product development in each of our Virtual Sports and Server Based Gaming business segments. We believe these investments benefit our existing and new customers by making new products available to them and bringing exciting entertainment experiences to their players. Our digital approach, which connects our content to a wide range of devices and is compatible with a wide range of protocols and regulatory standards, is a differentiator in our industry and creates a significant competitive advantage for us. We have continued to focus on channels where we believe there is considerable growth available – especially mobile, where we can deploy our RGS products. We believe our technological approach allows us to quickly adapt to changes in player preferences.

Continue to invest in games and technology in order to grow our existing customers’ revenues.

Over the last three years, a substantial portion of our annual revenue has been recurring and based on written contracts with customers. These contracts are in the participation-based portion of our business, where our revenues typically grow in line with the growth of our customers’ gaming revenues from our products. We work closely with our customers to assist in the optimization of their terminal operations so they can achieve growth in revenues, which we believe is to our benefit. Accordingly, we continually invest in new game and technology offerings that we believe will enable our customers to keep their offerings fresh and allow them to offer their players new forms of entertainment. We believe our game development is a key aspect of our strategy. We intend to continue this strategic priority in both our Virtual Sports and Server Based Gaming businesses.

Add new customers by expanding into underpenetrated markets and newly-regulated jurisdictions.

We believe that our historical growth has been driven, in part, by our entry into new geographic markets, and we expect such geographic expansion to continue. We also intend to seek opportunities to enter new product markets where we believe that we may enjoy competitive advantages. We believe that there are major gaming markets in which we currently have limited participation, but where our products are well positioned, or can be positioned, for future success. For example, we have recently commenced the placement of our products in Nevada with William Hill, and have signed contracts with internet gaming platform providers for the placement of our products in New Jersey.

Pursue targeted mergers and acquisitions to expand our product portfolio and distribution footprint.

In addition to growing our business organically, we continue to pursue merger and acquisition opportunities that will help strengthen and scale our operations and take further advantage of our competitive position in digital gaming. Our management team shares a combination of operating, investing, financial and transactional experience that we believe will serve the Company well as it seeks to identify opportunities for value-adding acquisitions and negotiate and close on beneficial acquisition transactions.

Our Competitive Strengths

We intend to execute our strategy by leveraging the following competitive strengths:

Significant Base of Operations with Recurring Revenue from Long-Term Relationships

Over the last three years, a substantial portion of our annual revenue has been recurring and based on written contracts with customers. Our customers include major blue-chip lottery, sports betting and gaming operators (both land-based and online) within the regulated UK and European markets. Many of our customer relationships are long-standing and in excess of 10 years.

Strong Position in Virtual Sports

Our Virtual Sports products currently generate over $10 billion in player wagers per year. Inspired’s award-winning Virtual Sports products offer a wide range of betting markets and what we consider to be superior graphics. Our Virtual Sports revenue is fast growing and high margin, and complements our recurring-revenue base, which is itself growing.

History of Strong Content Development

We deploy over 100 new games per year across our GMSs. Many of our recent game launches, including Leaders of the Freespin WorldTM, 2 Fat CatsTM, and Super Hot FruitsTM (a consistent top performer in the Greek market) have been omni-channel, offering a premium player experience across multiple platforms.

Omni-Channel Digital Gaming Platform

Our proprietary digital gaming platform has been developed internally by development teams based in the UK and the EU. We offer SBG products that operate with a single technology architecture compliant with each of UK (B2/B3), Italian (‘6B), G2S (Greek) and China Lottery (CAOS) technical regulations. Our 100% digital, omni-channel platform is able to deliver our content and user experience to devices ranging from SBG terminals to mobile devices.

Experienced Management Team

Our seasoned management team is led by founder, CEO and President Luke Alvarez and Executive Chairman Lorne Weil, whose past leadership includes growing a diversified global gaming technology company. Our management team has broad and deep experience in the gaming industry. In addition, our Executive Chairman and our Chief Strategy Officer have centered their careers on identifying and implementing value creation initiatives, often through acquisitions or other transactional means, and our President and Chief Executive Officer, Chief Financial Officer and other members of our management team are experienced with the acquisition and integration of businesses.

Industry Overview

We operate within the global gaming and lottery industry. Global gaming and lottery growth has been resilient in the face of economic cycles over the last decade. According to H2 Gambling Capital, the industry has grown at a 3.5% compounded annual growth rate from 2006 to 2016, driven by increased consumer spend and the introduction of new regulated markets.

During this period, digital online and mobile gaming and lottery have grown at a faster pace. According to H2 Gambling Capital, this portion of the industry has grown at a 10.0% compound annual growth rate, driven by rapid growth in the deployment of digital games and technologies, such as Virtual Sports and digital SBG terminals, into land-based venues in the primary markets in which we operate, where regulators have supported the transition to digital, online and retail channels.

We believe that the overall global gaming and lottery industry will continue to grow, with more robust growth in the digital gaming and lottery markets. We believe the industry is content driven and, much like music, videogames and motion pictures, will continue to be transformed by the propagation of digitally-networked technologies.

As a gaming and lottery business-to-business supplier focused on digital products and technologies, we believe we are well-positioned to benefit from these trends.

Influencers of Digital Adoption

We believe the digital segment of the global gaming and lottery industry will continue to grow, including as a result of the following factors:

Governments: Opening of new gaming territories. Many national and state governments operating in developed economies in Europe and the United States are suffering from structural funding deficits. The regulation and liberalization of gaming and lottery is frequently relied upon to raise new sources of revenue for these governments. In most cases, we believe such liberalization does not favor buildouts of large new destination resort casinos, but rather focuses on smaller “edge” venues with lottery, gaming and sports betting, combined with online or mobile gaming.

Digital Multi-Channel Offerings: Replacement of legacy analogue machines with larger volume of smart digital devices, including retail and mobile. In many established markets, as existing gaming terminals mature, governments and regulatory authorities have implemented regulations to upgrade the established terminal base to digital operation.

Smartphones and Mobile Devices: Rapid adoption of gaming and lottery applications on growing volume. In certain markets, mobile play on sports betting and gaming now exceeds such play on personal computers. According to H2 Gambling Capital, mobile gaming revenues in such markets exhibited a 55% compounded annual growth rate between 2008 and 2016. Mobile gaming and lottery is now expanding in other markets, and mobile play has recently been approved in other markets for gaming or lottery. Lottery authorities in certain Asian markets, a market with approximately 600 million smartphones, are currently considering licenses for mobile lottery.

In addition to the foregoing, we believe there are significant benefits for SBG operators in the adoption of digitally networked gaming and lottery. SBG allows operators to remotely manage their operations with minimal disruption to their businesses. The system centralization enabled by digital operations offers flexibility to rotate or change games, tailor game availability to time-of-day, target specific player demographics and take advantage of seasonal and themed marketing opportunities. New games can be phased in without the revenue dip often associated with replacing games on traditional slot machines. In addition, digital operations permit more games per terminal, enabling operators to test new games and new suppliers, seek to appeal to a broader base of players with minimal cost or risk, commission games from third-party party suppliers on an open game interface and reduce procurement risk. Moreover, digital operations significantly reduce the need for on-site repairs, improve terminal up-time and should extend terminal life cycles as well as the time period over which capital costs can be depreciated.

Regulatory Framework

We conduct business in a number of different jurisdictions, of which Great Britain and Italy have historically contributed the most significant recurring revenues. The gaming regulator responsible for our activities in Great Britain is the Gambling Commission of Great Britain (the “UK Gambling Commission” or the “Gambling Commission”). In Italy, the operation of gaming machines and remote gaming is regulated by L’Agenzia delle dogane e dei Monopoli (“ADM”). In addition, we are licensed or certified (as applicable) by the Greek gaming authorities and in a number of other jurisdictions by regulators such as the Licensing Authority of Gibraltar, the Alderney Gambling Control Commission and the State of New Jersey’s Division of Gaming Enforcement.

Great Britain

In the British market, we supply and distribute Category B2 gaming machines (also known as Fixed-Odd Betting Terminals, or FOBTs, with maximum betting stakes for players of £100), B3 gaming machines (with maximum betting stakes for players of £2) and ETG machines to third parties who are licensed to operate such machines in bricks-and-mortar premises. B2 gaming machines can include B3 content on them. We also supply virtual racing software to local retail venues and to online operators who are licensed to target the British market. We also supply our mobile RGS product to remote operators who are licensed to target the British market. The provision of our products and services in relation to the British market is authorized by a series of licenses issued by the UK Gambling Commission, namely remote and non-remote Gaming Machine Technical (Full) operating licenses, a remote casino operating license, a remote and non-remote gambling software license and a remote general betting standard (virtual events) license.

On October 31, 2017, the UK Government’s Department for Digital, Culture, Media and Sport released a written consultation document, seeking written public responses to proposals it set forth in the document for changes to gaming machine regulations, including reductions in the maximum bets permitted on certain gaming machines in the UK. See the risk factor entitled “A determination by the UK Government to substantially reduce maximum permitted bets on certain gaming machines in the UK could have a material negative impact on our business” in Item 1A, below.

British Betting and Gaming Laws and Regulations. The Gambling Act 2005 (the “GA05”) is the principal legislation in Great Britain governing gambling (other than in relation to the National Lottery, which is governed by separate legislation). The GA05 applies to both land-based gambling (referred to as “non-remote” gambling) and online and mobile gambling (referred to as “remote” gambling).

The GA05 provides that it is an offense to make a gaming machine available for use without an appropriate operating license. There are a number of different categories of licensable gaming machines (the GA05 provides for category A to D machines, although no category A machines are currently in operation); each category is subject to different levels of maximum stakes and prize limits. In addition, there are limits on the numbers and types of gaming machines that can be operated from licensed premises: for example, a licensed betting office is permitted to house up to four category B2 to D machines, while a large casino may house up to 150 category B to D machines (subject to satisfying certain ratios of machines to gaming tables).

Gaming machine suppliers are required to hold an operating license in order to manufacture, supply, install, adapt, maintain or repair a gaming machine or part of a gaming machine. Gaming machine suppliers must also comply with the Gaming Machine Technical Standards published by the Gambling Commission in relation to each category of machine, and such machines must meet the appropriate testing requirements.

In relation to remote gambling, the GA05 (as amended by the Gambling (Licensing and Advertising) Act 2014 provides that it is an offense to “provide facilities” for remote gambling either (a) using “remote gambling equipment” situated in Great Britain, or (b) which are used by players situated in Great Britain, in each case without a remote gambling operating license. It is also an offense to manufacture, supply, install or adapt gambling software in Great Britain without an appropriate gambling software license.

A remote gambling operating license holder providing facilities for remote gambling to British players is required to use gambling software manufactured and supplied by the holder of a gambling software license (and to failure to do so is an offence). Where gambling software is used or supplied for use in relation to the British market, it must satisfy the Remote Gambling and Software Technical Standards published by the Gambling Commission.

The holder of a British gambling operating license is subject to a variety of ongoing regulatory requirements, including but not limited to the following:

●	Shareholder disclosure: An entity holding a gambling license must notify the Gambling Commission of the identity of any shareholder holding 3% or more of the equity or voting rights in the entity (whether held or controlled either directly or indirectly).

●	Change of corporate control: Whenever a new person becomes a “controller” (as defined in section 422 of the Financial Services and Markets Act 2000) of a company limited by shares that holds a gambling operating license, the licensed entity must apply to the Gambling Commission for permission to continue to rely on its operating license in light of the new controller. A new controller includes any person who holds or controls (directly or indirectly, including ultimate beneficial owners who hold their interest through a chain of ownership) 10% or more of the equity or voting rights in the licensed entity (or who is otherwise able to exercise “significant influence” over it). The Gambling Commission must be supplied with specified information regarding the new controller (which, in the case of an individual, includes detailed personal disclosure) and this information will be reviewed by the Gambling Commission to assess the suitability of the new controller to be associated with a licensed entity. If the Gambling Commission concludes that it would not have issued the operating license to the licensed entity had the new controller been a controller when the application for the operating license was made, the Gambling Commission is required to revoke the operating license. It is possible to apply for approval in advance from the Gambling Commission prior to becoming a new controller of a licensed entity.

●	Compliance with the License Conditions and Codes of Practice (LCCP): The LCCP is a suite of license conditions and code provisions which attach to operating licenses issued by the Gambling Commission. The provision of gambling facilities in breach of a license condition is an offense under the GA05. Certain specified “Social Responsibility” code provisions are accorded the same weight as license conditions in this regard (whereas breach of an “ordinary” code provision is not an offense in itself, but may be evidence of unsuitability to continue to hold a gambling license). The LCCP imposes numerous operational requirements on licensees, including compliance with the Gambling Commission’s Remote Gambling and Software Technical Standards, segregation of customer funds, the implementation of a variety of social responsibility tools (such as self-exclusion), anti-money laundering measures, age verification of customers and a host of consumer protection measures. The Gambling Commission regularly reviews and revises the LCCP.

●	Regulatory returns and reporting of key events: The LCCP requires licensees to submit quarterly returns to the Gambling Commission detailing prescribed operational data. Licensees are also required to notify the Gambling Commission as soon as practicable and in any event within 5 working days of becoming aware of the occurrence of certain specified “key events” which, in summary, are events which could have a significant impact on the nature or structure of the licensee’s business. Licensees are also required to notify suspicion of offenses and suspicious gambling activity.

●	Personal licenses: Key management personnel are required to maintain personal licenses authorizing them to discharge certain responsibilities on behalf of the operator. These personal licenses are subject to renewal every five years. Personal licenses are subject to compliance with certain license conditions.

Italy

We operate two different gaming businesses in Italy. We supply video lottery terminals (“VLTs”), including the terminal machines themselves, the related online platforms and the games available on the machines, to brick-and-mortar gaming halls. We also supply Virtual Sports products, including online platforms and games, to betting shops and online platforms. Our businesses are operated through the Italian branches of certain of our UK subsidiaries. These branches hold police licenses and are enrolled in the Register of Gestori, as further described below. We supply our Italian VLTs and Virtual Sports products only to operators licensed under Italian gaming laws and regulations.

Our VLT and Virtual Sports platforms must be connected over the internet to servers operated by the ADM. Information regarding gaming sessions and the amounts wagered and won is provided in real time through the ADM servers, in order to enable the ADM to monitor the operation of machines and games and to verify the amount of taxes due.

As further described below, the ADM has issued a decree requiring that VLT platforms, machines and games undergo a substantial technical upgrade by April 1, 2019. Our current expectation is that upgrading our VLT platforms, games and machines to comply with the decree would involve material expenditures on our part. We have not yet decided whether to incur such expenditures or otherwise modify our Italian business.

Italian Betting and Gaming Laws and Regulations. Operators of betting premises offering VLTs (including the entities managing the networks connecting such VLTs to ADM servers), and operators of betting premises or online platforms offering Virtual Sports products, must hold an Italian gaming license. No gaming license is required in order to supply VLTs or Virtual Sports products to such operators. Such VLT platforms, machines and games, and Virtual Sports platforms and games, must be certified and approved by SOGEI, an entity authorized to conduct such certifications, and approved by the Italian Ministry of Finance. Such certifications and approvals must be obtained by such operators, rather than the suppliers of such VLT platforms, machines and games, and Virtual Sports platforms and games.

Suppliers of gaming machines, including VLTs, must hold a police license (as prescribed by article 86, paragraph 3, of the Italian United Text of Public Security Law (TULPS) provided by the Royal Decree 18 June 1931, No. 773) and be enrolled in a registry prescribed by article 1, paragraph 82 of Law No. 220/2010 (known as the “Register of Gestori”). If a supplier of gaming machines is not enrolled in the Register of Gestori, any agreement it enters into regarding the supply of gaming machines is null and void. In addition, if the enrollment is not renewed, existing agreements regarding the supply of gaming machines become null and void. Enrollment in the Register of Gestori is subject to, among other things, a review of the suitability of the applicant business entity and its directors. In the event of a change of control of the entity enrolled in the Register of Gestori (but not of such entity’s direct or indirect parent entities), the details of such change must be notified to the ADM and suitability must be reconfirmed.

Suppliers of Virtual Sports products are not required to hold a police license, be enrolled in the Register of Gestori or otherwise be licensed or registered.

ADM Decree No. 37100, dated April 4, 2017, requires that VLT platforms, machines and games undergo a substantial technical upgrade by April 1, 2019. In absence of such an upgrade, a VLT supplier would be in breach of any agreements with its operators to remain in compliance with Italian gaming laws and regulations, and its platforms and machines would no longer be authorized to offer games.

Greece

In Greece, we supply VLTs, including the terminal machines themselves, the related online platforms and the games available on the machines, to brick-and-mortar gaming locations operated by OPAP, the country’s sole licensed operator of gaming machines. We supply such VLTs under a certification provided by the Hellenic Gaming Commission (the “HGC”). We also supply Virtual Sports products within retail venues operated by OPAP and via self-service betting terminals within OPAP venues.

Greek Betting and Gaming Laws and Regulations. According to articles 25(b) and 44 par. 2 of Law 4002/2011 as in force, as well as according to HGC’s Decision No 225/2/25.10.2016, all suppliers of gaming machines in Greece must be certified by the HGC in order to legally supply, sell, lease, offer or distribute any VLT or virtual game or any other game of chance (i.e. games including wagers or bets and the result of which games depends, even partly, on the influence of luck). Suppliers are divided into two types, manufacturers and importers/distributors (according to articles 47 and 48 of the aforementioned HGC’s Decision). In order for a manufacturer to receive certification, it must satisfy the HGC as to its corporate and financial status and must not have been denied a gaming license or certification in any other country. In order for an importer/distributor to receive certification, it must satisfy the HGC as to its corporate and financial status, must not have been denied a gaming license or certification in any other country and must have the approval of the manufacturer to supply its products in the Greek market.

Gaming Regulation and Changes in Ownership

In all of the jurisdictions in which we are subject to gaming regulations, regulators require us to keep them informed as to our ownership structure and composition and, to varying extents and in various circumstances, require us to disclose certain information regarding the persons who directly or indirectly hold our shares. Depending on the regulator, we may need to provide such information not only when we first seek licenses or certifications, but also when material changes (measured at different levels) occur in the ownership of our shares. As a result, material changes in our shareholdings may be subject to special procedures in order to ensure the continuation of our gaming licenses and certifications.

Content Development

We continually invest in new product development in each of our Virtual Sports and Server Based Gaming business segments. Inspired has a full stack game development structure, combining its own leading technology frameworks together with some of the industry’s best math, art, creative and production personnel, along with a select few external development teams to deliver the best in omni-channel mobile and VLT games. We deploy over 100 new games per year across our SBG and mobile RGS network. Many of our recent game launches have been omni-channel, including Leaders of the Freespin WorldTM, 2 Fat CatsTM, and Super Hot FruitsTM, which has also launched to great success in the Greek VLT market. In Virtual Sports we combine graphical assets and software that controls those assets to schedule events and generate results via a random number generator, as well as supplying on demand versions of our content. We account for our development costs as software development costs and these are typically amortized over a two year period.

Suppliers

Our principal supply arrangements concern the supply of our SBG terminal components, content provision and outsourced labor. We work closely with our key suppliers to ensure a high level of quality of goods and services is obtained and have worked with many of these suppliers for many years. We have achieved significant cost savings through centralization of purchases.

Customers

Our customer base includes regulated operators of lotteries, licensed sports bookmakers, gaming and bingo halls, casinos and regulated online operators. Some of our key customers include William Hill, SNAI, Sisal, Lottomatica, Betfred, Paddy Power Betfair, Ladbrokes Coral, Genting, Codere, Sky Vegas, Fortuna and OPAP S.A. We typically implement design and content variations to customize their terminals and player experiences. Our license agreements with customers for the provision of SBG content and Virtual Sports products include provisions to protect our intellectual property rights in our games and other content.

Operations

Our operations include game production, platform and hardware design, production, testing, and distribution; the maintenance, management, and extension of our centralized network for product distribution and product monitoring; the delivery and, in certain circumstances, maintenance of SBG terminals; gaming machine engineering, assembly, repair and storage; parts supply; change and release management; remote operational services; problem management; business development; market account management; and general administration and management, including Finance, Legal, People (Human Resources), Investor Relations, Marketing and Communications, Quality, Compliance and Information Security.

Employees

We have over 760 full time employees, circa 95% of them are located in the United Kingdom, in six principal locations. Approximately 35 of our full-time employees are located in Italy. Six of our full-time employees are located in the United States. We also have 80 people located with nearshore and offshore partners throughout the world.

We have over 250 full-time employees and 70 nearshore or offshore personnel dedicated to delivering our SBG and digital platforms. Approximately 100 of our full-time employees are assigned to the ongoing operation of our network, through which we supply and maintain our products. We have 150 full-time employees involved in UK field operations. Our management, sales and administration teams account for approximately 60 employees.

Intellectual Property

Our intellectual property consists principally of the propriety software we develop to operate our network and in the design and distribution of our games. We depend upon agreements relating to trade secrets and proprietary know-how to protect our rights in this intellectual property. We require all our employees, contractors and other collaborators to enter into agreements that prohibit the disclosure of our confidential information to other parties. In addition, it is our policy to require our employees, contractors and other collaborators who have access to proprietary and trade secret material to enter into agreements that require them to assign any and all intellectual property rights to us that arise as a result of their work on our behalf. We also require our employees to review and acknowledge our trade secret policies regarding how we handle trade secrets. These agreements, acknowledgements and policies may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure in violation of these agreements, and may not be sufficient to secure for us the value in such developments that they are designed to secure.

We also hold certain patents, trademarks, design rights and other intellectual property rights in respect of our products, systems, web domains, and other intellectual property. We also rely on certain products and technologies that we license from third parties. Proprietary licenses typically limit our use of intellectual property to specific uses and for specific time periods.

Competition

We operate in a highly competitive industry, and in highly competitive business segments. We face competition from a number of worldwide businesses, many of which have substantially greater financial resources and operating scale than we do. Such competition could adversely affect our ability to win new contracts and sales and renew existing contracts. We operate in a period of intense price-based competition in some key markets, which could affect the profitability of the contracts and sales we do win. In certain markets, our businesses also face competition from suppliers, operators or licensees who offer products for internet gaming in illegal or unregulated markets, but are still able or permitted to supply products and compete with us in regulated markets. These competitors often have substantially greater financial resources and operating scale than we do. Our principal competitors include, among others, certain businesses that have vertically integrated gaming machine and retail betting operations and businesses that operate in both regulated and unregulated markets and thereby effectively subsidize their regulated operations with unregulated operations.

Seasonality

Our revenues are subject to a number of variations. Equipment sales and software license revenues usually reflect a limited number of large transactions, which may not recur on an annual basis. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of equipment sales and software licensing. In addition, revenues may vary depending on the timing of contract awards and renewals, changes in customer budgets and general economic conditions. However, our revenues are not subject to regular seasonal variations of the sort often related to seasonal consumer behavior, such as increased spending during holiday periods or changes related to vacations or school calendars.

ITEM 1A. RISK FACTORS.

Our business is subject to a high degree of risk. You should carefully read and assess our discussion of the risk factors facing our business, below. Any of these risks could materially and adversely affect our business, operating results, financial condition and prospects, and cause the value of our common stock to decline, which could cause investors in our common stock to lose all or part of their investments.

Risks Relating to Our Business and Industry

We operate in a highly competitive industry and our success depends upon our ability to effectively compete with numerous worldwide businesses.

We face competition from a number of businesses, including worldwide businesses, many of which have substantially greater financial resources and operating scale than we do. Such competition could adversely affect our ability to win new contracts and sales and renew existing contracts. We operate in a period of intense price-based competition in some key markets, which could affect the profitability of the contracts and sales we do win.

In certain markets, our businesses also face competition from suppliers, operators or licensees who offer products for internet gaming in illegal or unregulated markets, but are still able or permitted to supply products and compete with us in regulated markets. These competitors often have substantially greater financial resources and operating scale than we do.

If we cannot successfully compete in our industry and business segments, our business, results, financial condition and prospects could suffer.

We are heavily dependent on our ability to renew our long-term contracts with our customers and we could lose substantial revenue if we are unable to renew certain of these contracts.

Generally, our Virtual Sports contracts are for initial terms of three to five years, with renewals at the customer’s option. Generally, our SBG terminal contracts are for terms of four to six years, but certain customers have options for early termination under certain circumstances, and we may face pressure to renew or upgrade terminals during the lives of these contracts, which could adversely affect revenues or our return on capital and leave us with surplus terminals. At any given time, we have multiple substantial customer contracts that have years to run and others that may be nearing expiration or renewal, which we may lose if we cannot compete effectively to retain their business.

There can be no assurance that our current contracts will be extended or that we will be awarded contract extensions or new contracts as a result of competitive bidding processes or otherwise. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenue.

Changes in applicable gambling regulations or taxation regimes may affect the revenues or profits generated by the contracts we enter into with our customers. Many of the contracts have with our customers are on revenue-sharing terms, and therefore changes which adversely affect our customers may also adversely affect us. In addition, such changes may cause our customers to seek to renegotiate their contracts, may alter the terms on which such customers are prepared to renew their contracts and may affect their ability or willingness to renew their contracts.

We rely on a relatively small number of customers for a significant portion of our sales, and the loss of, or material reduction in, sales to any of our top customers could have an adverse effect on our business, results of operations, financial condition and prospects.

Certain key customers, including certain UK, Italian and Greek SBG terminal customers and certain Virtual Sports customers, make a significant contribution to our revenues and profitability. Our top ten customers generated 70% of total revenues in the year ended September 30, 2017. During the year ended September 30, 2017, there were two customers that represented at least 10% of our revenues, accounting for 26% and 10% of the Company’s revenues, respectively. We expect that these customers will continue to represent a significant portion of our sales in the future. However, the loss of any of our top customers, whether through contract expiry and non-renewal, breach of contract or other adverse factors could materially adversely affect our revenues or return on capital and leave us with surplus terminals. Moreover, if any of these customers experience reduced revenue, such reduction could adversely affect any revenue-sharing arrangements we have with those customers, reduce our own revenues and adversely affect our financial results.

We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.

We have achieved significant cost savings through our centralization of equipment and non-equipment purchases. However, as a result, we are exposed to the credit and other risks of a group of key suppliers. While we make every effort to evaluate our counterparties prior to entering into long-term and other significant procurement contracts, we cannot predict the impact on our suppliers of the current economic environment and other developments in their respective businesses. Insolvency, financial difficulties or other factors may result in our suppliers not being able to fulfill the terms of their agreements with us. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to us, or may force them to seek to renegotiate existing contracts with us. In addition, our business has signed a number of significant contracts whose performance depends upon third party suppliers delivering equipment on schedule for us to meet its contract commitments. Failure of the suppliers to meet their delivery commitments could result in us being in breach of and subsequently losing those contracts. Although we believe we have alternative sources of supply for the equipment and other supplies used in our business, concentration in the number of our suppliers could lead to delays in the delivery of products or components, and possible resultant breaches of contracts that we have entered into with our customers; increases in the prices we must pay for products or components; problems with product quality; and other concerns.

Our ability to bid on new contracts is dependent upon our ability to fund any required up-front capital expenditures through our cash from operations, the incurrence of indebtedness or the raising of additional equity capital.

Our SBG terminal contracts in the UK, Italy and Greece often require significant up-front capital expenditures for terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. Historically, we have funded these up-front costs through cash flows generated from operations and borrowings under our credit facilities. Our ability to continue to procure new contracts, including in new jurisdictions, will depend upon, among other things, our liquidity levels at the time or our ability to obtain additional debt or equity funding at commercially acceptable terms to finance the initial up-front costs. If we do not have adequate liquidity or are unable to obtain other funding for these up-front costs on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have an adverse effect on our ability to retain existing contracts and therefore on future profitability.

Our business depends upon the protection of our intellectual property and proprietary information.

We believe that our success depends, in part, on protecting our intellectual property in the UK and in other countries. Our intellectual property includes certain patents and trademarks relating to our systems, as well as proprietary or confidential information that is not subject to patent or similar protection. Our intellectual property protects the integrity of our games, systems, products and services, which is a core value of the industries in which we operate. Protecting our intellectual property can be expensive and time-consuming, may not always be successful depending on local laws or other circumstances, and we also may choose not to pursue registrations in certain countries. Competitors may independently develop similar or superior products, software, systems or business models. In cases where our intellectual property is not protected by an enforceable patent, or other intellectual property protection, such independent development may result in a significant diminution in the value of its intellectual property.

There can be no assurance that we will be able to protect our intellectual property. We enter into confidentiality or license agreements with our employees, vendors, consultants and, to the extent legally permissible, our customers, and generally control access to, and the distribution of, our game designs, systems and other software documentation and other proprietary information, as well as the designs, systems and other software documentation and other information we license from others. Despite our effort to protect these proprietary rights, parties may try to copy our gaming products, business models or systems, use certain of our confidential information to develop competing products, or independently develop or otherwise obtain and use our gaming products or technology, any of which could have an adverse effect on our business. Policing unauthorized use of our technology is difficult and expensive, particularly because of the global nature of our operations. The laws of some countries may not adequately protect our intellectual property.

There can be no assurance that our business activities, games, products and systems will not infringe upon, misappropriate of otherwise violate the proprietary rights of others, or that other parties will not assert infringement or misappropriation claims against us. Any such claim and any resulting litigation, should it occur, could subject us to significant liability for costs and damages and could result in invalidation of our proprietary rights, distract management, and/or require us to enter into costly and burdensome royalty and licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us, or may not be available at all. In the future, we may also need to file lawsuits to defend the validity of our intellectual property rights and trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources.

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

Our industry is subject to strict government regulations that could limit our existing operations and have a negative impact on our ability to grow.

In certain jurisdictions, forms of wagering, betting and lottery may be expressly authorized and governed by law and in other jurisdictions forms of wagering, betting and lottery may be expressly prohibited by law. If expressly authorized, such activities are typically subject to extensive and evolving governmental regulation. Gaming regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex gaming laws, rules and regulations in the jurisdictions in which we are licensed or may seek to be licensed. Most jurisdictions require that we are licensed or authorized, that our key personnel and certain of our security holders are found to be suitable or are licensed, and that our products are reviewed, tested and certified or approved before placement. If a license, approval, certification or finding of suitability is required by a regulatory or national authority and we fail to seek or do not receive the necessary approval, license, certification or finding of suitability, or if it is revoked, then we may be prohibited from distributing our products for use in the respective jurisdiction. Additionally, such prohibition could trigger reviews of our Company by regulatory bodies in other jurisdictions and adversely affect our ability to obtain or retain the required licenses and approvals in those jurisdictions.

The regulatory environment in any particular jurisdiction may change in the future, and any such change could have an adverse effect on our results of operations or business in general. Moreover, there can be no assurance that the operation of Server Based Gaming terminals, Video Lottery Terminals, Virtual Sports betting, lottery or other forms of wagering systems will be approved, certified or found suitable by additional jurisdictions or that those jurisdictions in which these activities are currently permitted will continue to permit such activities in their existing forms or at all. While we believe that we have the means to continue to develop procedures and policies designed to comply with and monitor the requirements of evolving laws, there can be no assurance that law enforcement agencies, governmental agencies or gaming regulatory authorities, whether in existing or new jurisdictions, will not seek to restrict our business or otherwise institute enforcement proceedings or other legal claims against the Company. Moreover, in addition to the risk of such enforcement actions or claims, we are also at risk from loss of business reputation in the event of any potential legal or regulatory investigation whether or not we are ultimately accused of or found to have committed any violations.

We supply our products to operators of gaming venues, platforms and websites who typically must themselves be licensed by gaming regulators. If any one of these operators fails to maintain its gaming licenses, or violates gaming laws or regulations, our business may suffer, due to our loss of a viable customer and, in instances where we have a revenue-sharing arrangement with the operator, due to our loss of our shares of the revenue generated by that operator’s business.

We supply certain of our products to operators who operate gaming websites. Some of those operators may take bets from customers in markets where no gaming laws or regulations exist and where the provision of online gaming is effectively unregulated. Although the Company seeks to ensure that its customers only take bets in markets where online gaming is legal, if any of those operators is subjected to investigatory or enforcement action for acting otherwise, this could result in the operator suffering interventions ranging from special conditions being applied to its licenses, license suspension or license loss, or the operator otherwise withdrawing from or curtailing its activities in its market. Any such developments could adversely affect such operator’s revenues and in turn adversely affect our earnings from such operator. The Company may itself be subject to investigatory or enforcement action (if and to the extent that local laws or the laws of other jurisdictions in which the Company operates impose liability on suppliers for the activities of the customers that they supply or for receiving funds that are deemed to be illegal because of such activities). We seek to protect ourselves against any such liability for the activities of the operators that we supply, including by contractually requiring those operators not to operate in certain territories and only supplying operators who we have reviewed to determine whether they uphold the requisite standards of regulatory and legal compliance. Nonetheless, there is a risk that we may fail to undertake sufficient due diligence, fail to receive accurate information on which to conduct due diligence, or become subject to investigatory or enforcement action should we or any of our customers be accused of breaching any regulations or laws. Any such action may adversely affect our standing with gaming regulators and our ability to obtain and retain required licenses and other approvals in other jurisdictions.

We may be required to obtain and maintain licenses and certifications from various state and local jurisdictions in order to operate certain aspects of our business and we and our key personnel and certain security holders may be subject to extensive background investigations and suitability standards. We may also become subject to regulation in any other jurisdiction where our customers are permitted to operate in the future. Licenses and ongoing regulatory compliance can be costly. There can be no assurance that we will be able to obtain new licenses or renew any of our existing licenses, and the loss, denial or non-renewal of any of our licenses could have an adverse effect on our business. Generally, regulatory authorities have broad discretion when granting, renewing or revoking approvals and licenses. Our failure, or the failure of any of our key personnel, systems or machines, in obtaining or retaining a required license or approval in one jurisdiction could have a negative impact on our ability (or the ability of any of our key personnel, systems or gaming machines) to obtain or retain required licenses and approvals in other jurisdictions. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic area where we may operate and generate revenues, decrease our share in the gaming marketplace and put us at a disadvantage compared with our competitors. In addition, the levy of substantial fines or forfeiture of assets could significantly harm our business, financial condition and results of operations.

Some jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage of equity securities of licensed or regulated businesses. The failure of beneficial owners of our common stock to submit to such background checks and provide required disclosure could jeopardize our business. In light of these regulations and the potential impact on our business, our second restated certificate of incorporation provides for the prohibition of stock ownership by persons or entities who fail to comply with informational or other regulatory requirements under applicable gaming law, who are found unsuitable to hold our stock by gaming authorities or whose stock ownership adversely affects our ability to obtain, maintain, renew or qualify for a license, contract, franchise or other regulatory approval from a gaming authority. The licensing procedures and background investigations of the authorities that regulate our businesses and the proposed amendment may inhibit potential investors from becoming significant stockholders or inhibit existing stockholders from retaining or increasing their ownership.

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

We are subject to the provisions of the UK Bribery Act 2010, the U.S. Foreign Corrupt Practices Act and other anti-corruption laws. The UK Bribery Act generally prohibits giving a financial or other advantage to another person with the intention of inducing that person to improperly perform a relevant function or activity. The U.S. Foreign Corrupt Practices Act generally prohibits U.S. persons and companies and their agents from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Certain of these anti-corruption laws also contain provisions that require accurate record keeping and further require companies to devise and maintain an adequate system of internal accounting controls. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective or an employee or intermediary fails to comply with the applicable regulations, we may be subject to criminal and civil sanctions as well as other penalties. Any such violation could disrupt our business and adversely affect our reputation, results of operations, cash flows and financial condition.

We review and develop our internal compliance programs in an effort to ensure that we comply with legal requirements imposed in connection with our business activities. The compliance program is run on a day-to-day basis by our in-house legal department with compliance and technical advice provided by our compliance manager and outside professionals. There can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of administrative, civil and even criminal sanctions, monetary fines or suspension or revocation of one or more of our licenses.

Our industry is subject to regulations that set parameters for levels of gaming or wagering duty, tax, stake, prize and return to player.

In most jurisdictions in which we operate or expect to seek to operate, the level of duty or taxation, the stake, prize and return to player of wagering, betting and lottery games and the speed at which players can participate in gaming are defined in government regulations which are subject to change. Those regulations may also affect the premises in which gaming activities may take place (i.e., by limiting the number of gaming machines which may be housed in a licensed gaming location, or by restricting the locations in which licensed gaming premises may be situated). Once authorized, such parameters are subject to extensive and evolving governmental regulation. Moreover, such gaming regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex gaming parameters in the jurisdictions in which we are licensed. If a key parameter is changed, such as the level of taxation or duty or the maximum stake or prize or return to player of a game, then it may be to the detriment of our business, financial condition, results and prospects or we may be unable to distribute our products profitably.

A determination by the UK Government to substantially reduce maximum permitted bets on certain gaming machines in the UK could have a material negative impact on our business.

On October 31, 2017, the UK Government’s Department for Digital, Culture, Media and Sport released a written consultation document, seeking written public responses to proposals it set forth in the document for changes to gaming machine regulations and other related regulatory matters. Responses are due by January 23, 2018, after which the UK Government is expected to take action with respect to some or all of the proposals raised in the consultation document or in the responses it receives to the document. The consultation and any UK Government action that follows represent the expected culmination of the triennial review of gaming regulation commenced by the UK Government in October 2016.

The UK Government’s principal proposal in the consultation document is to reduce the maximum permitted betting stake for players of B2 gaming machines (also known as Fixed-Odd Betting Terminals, or FOBTs) from the current £100 to either £50, £30, £20 or £2. A reduction of the maximum permitted B2 betting stake could adversely affect players’ interest in and use of B2 gaming machines; the total stakes wagered on such machines; the earnings made by operators who offer such machines at their betting locations; the portion of operators’ revenues that we receive under total revenue-sharing contracts and SBG revenue-sharing contracts we have with such operators; and demand for the supply of such machines in the future. A significant portion of our SBG revenue is derived from our revenue-sharing arrangements with customers who operate our SBG terminals as B2 gaming machines. Therefore, if the maximum permitted B2 betting stake is reduced, and any of the foregoing potential adverse consequences were to result, there could be a material adverse effect on our SBG revenues and consequently on our overall business.

Because it is unknown when, after the end of the consultation response period on January 23, 2018, the UK Government may take action to reduce the maximum permitted B2 betting stake; what reduced level of maximum permitted betting stake may be imposed; and when such reduction would come into force, there can be no assurance as to the extent to which any such reduction would affect our earnings or our business generally. Although a reduction of the maximum permitted betting stake to £50 might not have a substantial adverse effect on our earnings, a reduction to £30 could reduce our earnings by a substantial fraction and could have a material adverse effect on our results of operations, cash flows and financial condition, and a reduction to £2 would reduce our earnings significantly and would likely have a material adverse effect on our results of operations, cash flows and financial condition. In all events, we currently expect that we might not experience material effects to our operations from any betting stake reduction until our 2019 fiscal year, and that there would be a period of time between the UK Government’s announcement of a reduction and its imposition, during which we could begin taking measures intended to mitigate the effects of the reduction. For the foregoing reasons, although we currently expect that a reduction in the maximum B2 betting stake may have at least some degree of adverse effect on our business, there can be no assurance as to when any reduction of the maximum permitted betting stake will be imposed, how steep a reduction it may be, or when, how and to what extent such a reduction would affect our business.

Our business is subject to evolving technology.

The markets for our products are affected by changing technology, new regulations and evolving industry standards. Our ability to anticipate or respond to such changes and to develop and introduce new and enhanced products and services on a timely basis will be a significant factor in our ability to expand, remain competitive, attract new customers and retain existing contracts. For example, some of our contracts with customers require that the technology being licensed by the customer remain compliant with applicable regulations. Because regulatory changes cannot always be foreseen, such contractual requirements can from time-to-time result in us having to incur unforeseen costs to adapt our technology to changes in regulation.

Generally, there can be no assurance that we will achieve the necessary technological advances, have the financial resources, introduce new products or services on a timely basis or otherwise have the ability to compete effectively on a technological basis in the markets we serve.

Our business competes on the basis of the stability, security and integrity of our software, networks, systems, games and products.

We believe that our success depends, in significant part, on providing secure products and systems to our vendors and customers with high levels of uptime, quality and availability. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, players, employees and others. Our ability to monitor and ensure quality of our products is periodically reviewed and enhanced. There can be no assurance that our business might not be affected by a security breach, virus, Denial of Service attack, or technical error, failure or lapse which could have an adverse impact on our business.

Additionally, we maintain a large number of games and terminals and jackpot systems, which rely on algorithms and software designed to pay out winnings to players at certain ratios. Our systems, testing and processes to monitor and ensure the payout of games are periodically reviewed and enhanced, and are additionally reviewed and tested by third-party expert test houses. There can be no assurance that our business might not be affected by a malicious or unintentional breach or technical error, failure or lapse which could have an adverse impact on payout ratios which would consequently have an adverse effect on our business in the form of lost revenues or penalty payments to players or customers. Gaming regulators may take enforcement action against us (including the imposition of significant fines) where the payout ratios fall below the ratios advertised to customers, or our software, networks, systems, games and/or products otherwise suffer from technical error, failure or lapse.

We may be adversely affected by disruptions to our transaction gaming and lottery systems, as well as disruptions to our internal enterprise and information technology systems.

Our operations are dependent upon our transactional gaming, lottery and information technology systems. We rely upon such systems to manage customer systems on a timely basis, to coordinate our sales and installation activities across all of our locations and to manage invoicing. A substantial disruption in our transactional gaming, lottery and information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages, computer viruses, unauthorized access or delays in its service) could result in delays in serving our customers, which could adversely affect our reputation and customer relationships and could result in monetary penalties pursuant to the terms of customer contracts. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins, or similar disruptions affecting the Internet and our disaster recovery plan may be ineffective at mitigating the effects of these risks. Such delays, problems or costs could have an adverse effect on our financial condition, results of operations and cash flows.

Gaming opponents persist in their efforts to curtail legalized gaming, which, if successful, could limit our existing operations.

Legalized gaming is subject to opposition from gaming opponents, including in the UK, Italy and other markets where we are active. There can be no assurance that this opposition will not succeed in preventing the legalization of gaming in jurisdictions where these activities are presently prohibited or prohibiting or limiting the expansion or continuance of gaming where it is currently permitted, in either case to the detriment of our business, financial condition, results and prospects.

Our directors and key personnel are subject to the approval of certain regulatory authorities, which, if withheld, will require us to sever our relationship with non-approved individuals, which could adversely impact our operations.

Our members, managers, directors, officers and key employees must also be approved by certain government and state regulatory authorities. If such regulatory authorities were to find a person occupying any such position unsuitable, we would be required to sever our relationship with that person. We may thereby lose key personnel which would have a negative effect on our operations. Certain public and private issuances of securities and certain other transactions by us also require the approval of certain state regulatory authorities. Further, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators. For a summary of some of the significant gaming regulations that affect our business, see “Regulatory Framework” in Item 1 above. The regulatory environment in any particular jurisdiction may change in the future and any such change could have an adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to increase at any time.

Licensing and gaming authorities have significant control over our operations and ownership, and could cause us to redeem certain stockholders on potentially disadvantageous terms.

Regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in our operations. Some jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage of equity securities of licensed or regulated businesses. For example, in the UK, an entity holding a gambling license must notify the Gambling Commission of the identity of any shareholder holding, directly or indirectly, 3% or more of its equity or voting rights, and must apply for permission to continue to rely on its operating license whenever a new person acquires, directly or indirectly, 10% or more of its equity or voting rights. The failure of beneficial owners of our common stock to submit to such background checks and provide required disclosure could jeopardize our business. Our certificate of incorporation provides that, to the extent required by the gaming authority making the determination of unsuitability or to the extent the board of directors determines, in its sole discretion, that a person is likely to jeopardize the Company’s or any affiliate’s application for, receipt of, approval for, right to the use of, or entitlement to, any gaming license, shares of our capital stock that are owned or controlled by an unsuitable person or its affiliates are subject to mandatory redemption by us. The redemption price may be paid in cash, by promissory note, or both, as required, and pursuant to the terms established by, the applicable gaming authority and, if not, as we elect. Such a redemption could occur on terms or at a time that a stockholder believes to be disadvantageous.

Changes in laws or regulations, or a failure to comply with, or liabilities under, any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional, state and local governments, including non-U.S. governments. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have an adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, or liabilities thereunder, could have an adverse effect on our business and results of operations.

Certain of our executive officers and directors are affiliated with entities engaged in business activities similar to those conducted by us and, accordingly, may have conflicts of interest in determining whether a particular business opportunity should be presented to us or to another entity.

Certain of our executive officers and directors are affiliated with entities that are engaged in businesses similar to the ones we operate. As a result, any of them may become aware of business opportunities which may be appropriate for presentation to us and to other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented — to us or to another entity. These conflicts may not be resolved in our favor and a potential business opportunity may be presented to another entity prior to its presentation to us. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one that we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We are a holding company and conduct all of our operations through our subsidiaries.

We are a holding company and derive all of our operating income from our subsidiaries. Other than any cash we retain, all of our assets are held by our direct and indirect subsidiaries. We rely on the earnings and cash flows of our subsidiaries, which are paid to us by our subsidiaries, if and only to the extent available, in the form of dividends and other payments or distributions, to meet our debt service obligations. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend upon their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends and other distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

Our inability to complete future acquisitions of gaming and related businesses and integrate those businesses successfully could limit our future growth, if any.

We continue to pursue expansion and acquisition opportunities in gaming and related businesses and we could face significant challenges in managing and integrating the expanded or combined operations including acquired assets, operations and personnel. There can be no assurance that acquisition opportunities will be available on acceptable terms or at all or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. Our ability to succeed in implementing our strategy will depend upon the ability of our management to identify, complete and successfully integrate commercially viable acquisitions. Acquisition transactions may disrupt our ongoing business and distract management from other responsibilities. Any future acquisition transactions involving the use of company stock would dilute our existing stockholders and earnings per share.

Our business may be affected by changes in general and local economic and political conditions.

The demand for our services is sensitive to general and local economic conditions over which we have no control, including changes in the levels of consumer disposable income and geographical exposure to macro-economic trends and taxation. In addition, the economic stability of certain Eurozone countries where we conduct or intend to conduct business may become affected by sovereign debt crises or other general and local economic and political conditions. Adverse changes in economic conditions may affect our business generally or may be more prevalent or concentrated in particular markets in which we operate. Any deterioration in economic conditions or the continuation of uncertain economic conditions could have an adverse effect on our business, financial condition, results of operations and prospects. Other economic risks which may adversely affect our performance include high interest rates, inflation and volatile foreign exchange markets, and effects arising from Great Britain’s exit from the European Union (“Brexit”).

The performance of our business may also be subject to political risks in certain jurisdictions where we operate, including change of government, political unrest, war or terrorism.

Our revenues can vary substantially from period to period and you should not rely upon our periodic operating results as indications of future performance.

Our revenues are subject to variations. Wagering equipment sales and software license revenues usually reflect a limited number of large transactions, which may not recur on an annual basis. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of major equipment sales and software license revenue. In addition, revenues may vary depending on the timing of contract awards and renewals, changes in customer budgets and general economic conditions. Revenues may also vary based on adverse sequences of payouts of prizes, unusual jackpot wins, and other variations in game margin.

Our business could also be affected by natural or man-made disasters such as floods, storms or terrorist attacks. We have taken steps to have disaster recovery plans in place but there can be no assurance that such an event would not have a significant adverse impact on our business.

We have operations in a variety of countries, which subjects us to additional risks.

We are a global business and derived substantially all of our revenue outside the United States during the years ended September 30, 2017 and September 24, 2016, respectively. In the year ended September 30, 2017, we earned approximately 65% of our revenue in the UK, 13.5% in Italy, 10% in Greece and the remaining 11.5% across the rest of the world. Our business in foreign markets subject us to risks customarily associated with such operations, including:

●	foreign withholding taxes on, or bank regulatory restrictions on expatriating, our subsidiaries’ earnings that could reduce cash flow available to meet our required debt service and other obligations;

●	the complexity of foreign laws, regulations and markets;

●	the impact of foreign labor laws and disputes;

●	potential risks relating to our ability to manage our foreign operations, monitor our customers’ activities or our partners’ activities which may subject us to risks involving such other entities’ financial condition or to inconsistent interests or goals;

●	the impact of price controls, capital controls or increased difficulties in collecting accounts receivables in Greece or other jurisdictions;

●	recent unexpected gaming tax increases in Italy;

●	other economic, tax and regulatory policies of foreign governments; and

●	the ability to attract and retain key personnel in foreign jurisdictions.

Our consolidated financial results are significantly affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than U.S. Dollars, and from the translation of foreign currency balance sheet accounts into GBP-denominated or U.S. Dollar-denominated balance sheet accounts. Exposure to currency exchange rate fluctuations exists and will continue because a significant portion of our revenues are denominated in currencies other than the U.S. Dollar, particularly GBP and the Euro. Exchange rate fluctuations have in the past adversely affected operating results and cash flows and may continue to adversely affect results of operations and cash flows and the value of assets.

As a result of the geographic concentration of our operations in the UK, Italy and Greece, our operating results and cash flow depend significantly on economic conditions and the other factors listed above in these market areas. There can be no assurance that we will be able to operate on a continuing successful basis in these markets or in any other foreign market.

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

Our business is capital intensive and our ability to retain customers may be influenced by our ability to deploy additional capital.

Customers of our server based gaming products frequently request us to incur capital expenditures to provide gaming terminals to support their land-based operations. While we seek to obtain what we believe to be satisfactory rates of return on such investments, these capital expenditures can be meaningful and may be concentrated within short periods of time. To the extent that we have insufficient access to capital or liquidity at the time that a customer, or prospective customer, makes such a request, we may be at a competitive disadvantage in retaining or attracting such customer. Such a circumstance could have an adverse effect on our business, financial condition, results of operations or prospects.

We may be subject to claims arising from the operations of our various businesses for periods prior to the dates we acquired them.

On December 23, 2016, the business combination that created the current Inspired Entertainment, Inc. was consummated (the “Business Combination” or the “Merger”). For a further description of the Business Combination, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Combination”. Since 2010 and prior to the Business Combination, we have consummated two acquisitions. We may be subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, employee-related and other liabilities and claims not covered by insurance.

Our success depends upon our key personnel.

Our business results depend largely upon the continued contributions of our Executive Chairman, our President and Chief Executive Officer and other members of our management team, as well as certain key technical specialists, game designers, operational experts and other developers and operators of key intellectual property and processes. If we lose the services of one or more members of our management team or key employees, our business, financial condition and results of operations, as well as the market price of our securities, could be adversely affected. Furthermore, some of our key employees do not have prior experience operating a company regulated by the SEC, which could cause us to have to expend time and resources training them and helping them become familiar with such requirements.

The long-term performance of our business relies on our ability to attract, develop and retain talented personnel and our labor force while controlling our labor costs.

To be successful, we must attract, develop and retain highly qualified and talented personnel who have the experience, knowledge and expertise to successfully implement our key business strategies. We also must attract, develop and retain our labor force while maintaining labor costs. We compete for employees, including sales people, regional management, executive officers and others, with a broad range of employers in many different industries, including large multinational firms, and we invest significant resources in recruiting, developing, motivating and retaining them. The failure to attract and retain key employees, or to develop effective succession planning to assure smooth transitions of those employees and the knowledge, customer relationships and expertise they possess, could negatively affect our competitive position and our operating results. Further, if we are unable to cost-effectively recruit, train and retain sufficient skilled personnel, we may not be able to adequately satisfy increased demand for our products and services, which could adversely affect our operating results.

Restrictions in our existing credit agreement, or any other indebtedness we may incur in the future, could adversely affect our business, financial condition, or results of operations, and our ability to make distributions to stockholders and the value of our common stock.

Our existing credit agreement, or any future credit facility or other indebtedness we enter into, may limit our ability to, among other things:

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

The provisions of our existing credit agreement or other debt instruments may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our credit agreement, any future credit facility or other debt instruments could result in a default or an event of default that could enable our lenders or other debt holders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and you could experience a partial or total loss of your investment.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

Economic and credit market conditions, the performance of the gaming industry and our financial performance, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit, economic conditions and financial, business and other factors, many of which are beyond our control.

We may require additional financing to fund our operations and growth. The failure to secure additional financing could have an adverse effect on our continued development or growth. None of our officers, directors or stockholders is required to provide any financing to us.

We may be unable to develop sufficient new products and product lines and integrate them into our existing business, which may adversely affect our ability to compete; our expansion into new markets may present competitive and regulatory challenges that differ from current ones.

Our business depends in part on our ability to identify future products and product lines that complement existing products and product lines and that respond to our customers’ needs. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which it competes or trends in new products. In addition, our ability to integrate new products and product lines into our existing business could affect our ability to compete. Furthermore, the success of new products and product lines will depend upon market demand and there is a risk that new products and product lines will not deliver expected results, which could adversely affect our future sales and results of operations. Our expansion into new markets may present competitive, distribution and regulatory challenges that differ from current ones. We may be less familiar with new product categories and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations.

Risks Relating to Our Status as a Public Company

We may not be able to effectively implement, on a continuing basis, controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002.

Prior to the Business Combination, we were not subject to Section 404 of the Sarbanes-Oxley Act of 2002. Following the Business Combination, we are required to provide management’s attestation on internal controls, commencing with our annual report for the year ended September 30, 2017. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act of 2002 are significantly more stringent than those previously required of Inspired Gaming Group when it was a privately held company. If we are not able to implement, on a continuing basis, the additional requirements of Section 404 with adequate compliance, we may not be able accurately to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our common stock.

The obligations associated with being a public company require significant resources and management attention.

We currently face legal, accounting, administrative and other costs and expenses applicable to a U.S. public company that Inspired Gaming Group did not incur as a private company. In addition, Inspired Gaming Group had been a private company with limited accounting personnel and other related resources and will need to add personnel in areas such as accounting, financial reporting, investor relations and legal that are needed in connection with our operations as a public company. We incurred incremental costs related to operations as a public company of approximately $4.2 million for the year ended September 30, 2017 (excluding stock-based compensation). We expect to incur incremental costs related to operating as a public company of approximately $5.0 million annually, excluding stock based compensation cost, although there can be no assurance that these costs will not be higher, particularly when we no longer qualify as an emerging growth company. Our company is subject to the reporting requirements of the Exchange Act, which requires us to file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the Public Company Accounting Oversight Board (the “PCAOB”) and Nasdaq, each of which imposes additional reporting and other obligations on public companies. Our senior management may not be able to maintain programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including maintaining effective internal controls over financial reporting. Our compliance with existing and evolving regulatory requirements results in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

Material weaknesses in our internal control over financial reporting could result in a failure to prevent, or to detect or correct on a timely basis, material misstatements in the financial statements of the Company, and could have an adverse effect on the price of our common stock.

Certain material weaknesses in our internal control over financial reporting were identified in connection with the preparation of the audits of the consolidated financial statements of our non-U.S. subsidiaries in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for the periods ended September 24, 2016, September 26, 2015 and September 27, 2014. These weaknesses have been remediated. Nevertheless, we enter into transactions that are complex and whose accounting treatment under U.S. GAAP requires extensive knowledge of U.S. GAAP and financial reporting disclosure requirements. No assurance can be given that our internal control over financial reporting will be sufficient to prevent recurring or additional material weaknesses in future periods. If material weaknesses are discovered in the future, we may fail to meet our future reporting obligations in a timely and reliable manner and our financial statements could contain material misstatements. Any such failure could adversely affect business and the price of our common stock.

We may be required to recognize impairment charges related to goodwill, identified intangible assets and property and equipment or to take write-downs or write-offs, restructuring or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could have an adverse effect on your investment.

We are required to test goodwill and any other intangible asset with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and property and equipment for impairment if there are indicators of a possible impairment. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and property and equipment. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have an adverse effect on our financial condition and results of operations.

Even though these charges may be non-cash items and would not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the Company or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

An active trading market for our securities may never develop, or if developed, may not continue, which would adversely affect the liquidity and price of our securities.

An active trading market for our securities may never develop, or if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Depending on the number of shares you hold and other factors, you may not be able to sell your shares at the times you prefer at desirable market prices.

Our warrants transitioned from NASDAQ to the over-the-counter markets operated by OTC Markets Group in April 2017, as a result of the Company having less than 400 round-lot warrant holders. The lack of a stock exchange listing may limit investors’ ability to effect transactions in our public warrants.

In September 2017, we received confirmation from NASDAQ that we were in compliance as to the minimum 300 round-lot shareholder requirement for our common stock. However, there can be no assurance that we will be able to maintain compliance with this or any other listing qualifications in the future.

Our warrants could expire worthless, the terms could be amended and we may redeem our warrants at a time that is disadvantageous to you.

The exercise price for our warrants is $5.75 per one-half of one share ($11.50 per whole share), subject to adjustment. Warrants may be exercised only for a whole number of shares of our common stock. No fractional shares will be issued upon exercise of the warrants. There is no guarantee that the warrants will be in the money when warrant holders choose to exercise their warrants and they may expire worthless.

In addition, the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding warrants approve of such amendment. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We have the ability to redeem the warrants any time prior to their expiration at a price of $0.01 per warrant, provided that (i) the last reported sale price of our common stock equals or exceeds $24.00 per share for any 20 trading days within the 30 trading-day period ending on the third business day before we send the notice of such redemption and (ii) on the date we give notice of redemption and during the entire period thereafter until the time the warrants are redeemed, there is an effective registration statement under the Securities Act covering the shares of our common stock issuable upon exercise of the public warrants and a current prospectus relating to them is available unless warrants are exercised on a cashless basis. Redemption of the outstanding warrants could force holders:

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

The private placement warrants are not redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Concentration of ownership of the Company may have the effect of delaying or preventing a change in control.

Our largest stockholder, Landgame S.à.r.l, holds approximately 45% of the outstanding common stock of the Company, and as a result has the ability to strongly influence the outcome of corporate actions of the Company requiring stockholder approval. In addition, Landgame S.à.r.l. is party to a stockholders agreement that provides it with the right to nominate up to three of the seven members of our board of directors. As a result, this stockholder has the ability to exert influence over our business and may make decisions with which other stockholders may disagree. In addition, under the same stockholders agreement, another one of our stockholders, Hydra Industries Sponsor LLC (the “Hydra Sponsor”), has the right to nominate one director, and affiliates of Macquarie Group Limited have the right, jointly with the Hydra Sponsor, to nominate two directors. Each of the foregoing stockholders also have rights to appoint more directors if the size of our board of directors is increased. As a result, each of these stockholders has the ability to exert influence over our business and may support or make decisions with which other stockholders may disagree. Moreover, the concentrations of ownership described above may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock.

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for so long as we are an “emerging growth company.”

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. The Company will be required to provide management’s attestation on internal controls effectiveness with respect to the year ended September 30, 2017. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company.” We could be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following October 29, 2019, the fifth anniversary of our initial public offering (“IPO”), (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend upon appreciation in the price of our common stock.

We do not currently expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our board of directors and will depend upon, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. Consequently, your ability to achieve a return on your investment will depend upon appreciation in the price of our common stock.

The price of our common stock may fluctuate significantly, and you could lose part or all of your investment.

The price of our securities may fluctuate significantly due to general market and economic conditions. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. If our results do not meet the expectations of investors or securities analysts, the market price of our securities may decline. In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Any of the factors listed below could have an adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of the Company’s securities may include:

●	market conditions affecting the gaming industry;

●	quarterly variations in our results of operations;

●	changes in government regulations;

●	the announcement of acquisitions by us or our competitors;

●	changes in general economic and political conditions;

●	volatility in the financial markets;

●	results of our operations and the operations of others in our industry;

●	changes in interest rates;

●	threatened or actual litigation and government investigations;

●	the outcome of the UK Government’s ongoing triennial review of UK gaming regulation;

●	the addition or departure of key personnel;

●	actions taken by our stockholders, including the sale or disposition of their shares of our common stock; and

●	differences between our actual financial and operating results and those expected by investors and analysts and changes in analysts’ recommendations or projections.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If no securities or industry analysts commence coverage of the Company, our stock price and trading volume would likely be negatively affected. If any of the analysts who may cover the Company change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

If substantial numbers of shares of our common stock are sold by our stockholders in a short period of time, the market price of our common stock may decline.

If our existing stockholders sell substantial amounts of their shares of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. We filed a registration statement that became effective in July 2017 covering the resale of 16,686,335 shares of our outstanding common stock held by certain stockholders and the shares underlying our warrants and, as a result, such shares may be sold in the public market, subject to applicable securities laws. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares or other equity securities. In addition, up to 2,500,000 additional shares of our common stock may be issued as earnout consideration pursuant to the terms of the Business Combination, which may have an adverse effect on the market price of our common stock. See Note 13 to our consolidated financial statements included elsewhere in this report.

We may issue a significant number of shares of our common stock or other securities from time to time.

We may issue shares of our common stock or other securities from time to time as consideration for, or to finance, future acquisitions and investments or for other capital needs. We cannot predict the size of future issuances of our shares or the effect, if any, that future sales and issuances of shares would have on the market price of our common stock. If any such acquisition or investment is significant, the number of shares of common stock or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial and may result in additional dilution to our stockholders. We may also grant registration rights covering shares of our common stock or other securities that we may issue in connection with any such acquisitions and investments.

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

The Company’s second amended and restated certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director with or without cause by stockholders, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	the Court of Chancery of the State of Delaware as the exclusive forum for adjudication of disputes;

●	controlling the procedures for the conduct and scheduling of stockholder meetings; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our board of directors and management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. In addition, effective August 13, 2017, we have adopted a shareholder rights plan in the form of a Rights Agreement, which could have the effect of making it uneconomical for a third party to acquire us on a hostile basis. If the Rights Agreement is not approved at the Company’s 2018 annual meeting of stockholders, the Rights will expire at the close of business on August 12, 2018. Any provision of our second amended and restated certificate of incorporation or bylaws, the Stockholders’ Rights Agreement or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Risks Relating to Global Economic and Political Conditions

Volatility or disruption in the financial markets could materially adversely affect our business and the trading price of our common stock.

Our business relies on stable and efficient financial markets. Any disruption in the credit and capital markets could adversely impact our ability to obtain financing on acceptable terms. Volatility in the financial markets could also result in difficulties for financial institutions and other parties that we do business with, which could potentially affect the ability to access financing under existing arrangements. We are exposed to the impact of any global or domestic economic disruption, including any potential impact of the decision by the United Kingdom to exit the European Union and the sovereign debt crises in certain Eurozone countries where we do business. Our ability to continue to fund operating expenses, capital expenditures and other cash requirements over the long term may require access to additional sources of funds, including equity and debt capital markets, and market volatility and general economic conditions may adversely affect our ability to access capital markets. In addition, the inability of our vendors to access capital and liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, or the insolvency of our vendors, could lead to their failure to deliver merchandise. If we are unable to purchase products when needed, our sales could be materially adversely affected. Accordingly, volatility or disruption in the financial markets could impair our ability to execute our growth strategy and could have an adverse effect on the trading price of our common stock.

Currency exchange rate fluctuations could result in lower revenues, higher costs and decreased margins and earnings.

We conduct purchase and sale transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates globally. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom’s June 23, 2016 referendum in which voters approved the United Kingdom’s exit from the European Union ( “Brexit”). It is possible that sovereign debt crises in certain Eurozone countries could lead to the abandonment of the Euro and the reintroduction of national currencies in those countries. International revenues and expenses generally are derived from sales and operations in various foreign currencies, and these revenues and expenses could be affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into U.S. Dollars for consolidated financial reporting, as weakening of foreign currencies relative to the U.S. Dollar will adversely affect the U.S. Dollar value of the Company’s foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations could have an adverse effect on our results of operations and financial condition.

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

Global economic conditions could have an adverse effect on our business, operating results and financial condition.

The uncertain state of the global economy continues to affect businesses around the world, most acutely in emerging markets and developing economies. If global economic and financial market conditions do not improve or deteriorate, the following factors could have an adverse effect on our business, operating results and financial condition:

●	Slower consumer spending may result in reduced demand for our products, reduced orders from retailers for our products, order cancellations, lower revenues, higher discounts, increased inventories and lower gross margins;

●	In the future, we may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so;

●	We conduct transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar. Continued volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies could have a significant impact on our reported operating results and financial condition;

●	Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain could have an adverse effect on our costs, gross margins and profitability;

●	If operators or distributors of our products experience declining revenues or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, late retailer payments, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense;

●	If operators or distributors of our products experience severe financial difficulty, some may become insolvent and cease business operations, which could negatively affect the sale of our products to consumers; and

●	If contract manufacturers of our products or other participants in our supply chain experience difficulty obtaining financing in the capital and credit markets to purchase raw materials or to finance capital equipment and other general working capital needs, it may result in delays or non-delivery of shipments of our products.

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

We face risks arising from the results of the public referendum held in United Kingdom and its membership in the European Union.

The ongoing developments following from the United Kingdom’s public referendum vote to exit from the European Union (“Brexit”) could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with existing and potential customers, suppliers and employees. Negotiations have commenced to determine the terms of the United Kingdom’s future relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend upon any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The measures could potentially disrupt some of our markets and jurisdictions in which we operate, and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. In addition, the announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the U.S. Dollar against some foreign currencies, and the Brexit negotiations may continue to cause significant volatility. The progress and outcomes of Brexit negotiations also may create global economic uncertainty, which may cause customers and potential customers to monitor their costs and reduce their budgets for products and services. Any of these effects of Brexit, among others, could materially adversely affect the business, business opportunities, results of operations, financial condition and cash flows of our Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company occupies approximately 90,500 square feet of leased space in the United Kingdom, 11,900 square feet of leased space elsewhere in Europe and a small office in New York:

●	We lease approximately 8,000 square feet of office space on one floor in Birmingham, West Midlands.

●	We lease approximately 11,000 square feet of office space on one floor in Burton-on-Trent, East Midlands.

●	We lease approximately 6,500 square feet of office space on two floors in London.

●	We lease approximately 10,500 square feet of office space on two floors in Manchester.

●	We lease approximately 50,000 square feet of administrative offices, workshop and warehousing in Wolverhampton, West Midlands.

●	We occupy, out of lease, approximately 4,500 square feet of office space on one floor in Bangor, North Wales.

●	We lease approximately 9,500 square feet of administrative offices, workshop and warehousing in Cologno Monzese, northern Italy.

●	We lease approximately 2,000 square feet of offices on one floor in Rome, Italy.

●	We lease approximately 400 square feet of office space on one floor in Gibraltar.

●	We occupy unleased space in the offices of Hydra Management, LLC, at 250 West 57th Street, Suite 2223, New York, NY 10107. Discussions on leasing by the Company are ongoing.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have an adverse effect on its business, financial condition or results of operations.

In June 2017, we settled a claim which had been filed in the High Court in London, on December 22, 2015, by the Performing Rights Society relating to the alleged infringement of copyrighted material of the Performing Rights Society’s members in certain games on Fixed Odds Betting Terminals in UK Licensed Betting Offices. In June, the Performing Rights Society and the UK bookmaker defendants (who had formed a joint defense group) reached a settlement of these claims; the cost to the Company in excess of the insured amount was £250 ($321).

On June 30, 2017, Martin E. Schloss, the former Executive Vice President, General Counsel and Secretary of the Company, filed a lawsuit in the Supreme Court of the State of New York, County of New York, naming as defendants the Company and A. Lorne Weil, alleging a breach by Mr. Weil of a purported oral contract to name Mr. Schloss as general counsel of the entity surviving any initial business combination effected by the Company, and asserting unjust enrichment claims against Mr. Weil and the Company and quantum meruit claims against the Company to receive additional compensation for Mr. Schloss’s past services to the Company prior to its initial business combination, seeking unspecified damages in an amount allegedly expected by the plaintiff to be no less than $1 million. The Company believes that any damages if Mr. Schloss were to prevail would not be material to the Company, and is contesting the matter vigorously.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed and traded on the Nasdaq Capital Market under the symbol “INSE”. Until December 2016, our common stock, warrants and units were traded under the symbols “HDRA,” “HDRAW,” and “HDRAU,” respectively. Upon the consummation of the Business Combination, we separated our units into their component securities and the units ceased public trading. In April 2017, our public warrants transitioned from NASDAQ to the over-the-counter markets operated by OTC Markets Group, where they trade under the symbol “INSEW”.

The following table sets forth the high and low sales prices of our common stock and warrants for the fiscal periods indicated as reported by the Nasdaq Capital Market and over-the-counter markets, as applicable.

	Common Stock		Public Warrants
	Low	High	Low	High
Year Ended September 30, 2017
First Quarter	$7.50	$10.50	$0.40	$0.72
Second Quarter	$7.27	$11.35	$0.50	$1.17
Third Quarter	$8.76	$13.75	$0.50	$1.40
Fourth Quarter	$9.35	$13.90	$0.54	$1.25

Year Ended September 24, 2016
First Quarter	$9.65	$10.00	$0.24	$0.36
Second Quarter	$9.62	$9.90	$0.14	$0.25
Third Quarter	$9.81	$9.92	$0.16	$0.25
Fourth Quarter	$9.86	$10.28	$0.14	$0.44

On November 29, 2017, the reported closing price of our common stock on the Nasdaq Capital Market was $9.65, and the reported closing price of our public warrants on the over-the-counter markets was $0.50.

Holders

As of November 29, 2017, there were approximately 90 holders of record of our common stock and approximately 11 holders of record of our public warrants.

Dividends

We have not declared any cash dividends on our common stock to date and we do not anticipate declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected historical consolidated financial data as of and for the twelve months ended September 30, 2017 and September 24, 2016 have been derived from the audited consolidated financial statements of the Company included elsewhere in this report. The following selected historical consolidated financial data as of and for the twelve months ended September 26, 2015 and September 27, 2014 have been derived from audited financial statements of the Company not included in this report but previously publicly disclosed. Our historical results are not necessarily indicative of results that may be expected in the future. You should read the following selected historical consolidated financial data in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in report.

	September 30, 2017	September 24, 2016	September 26, 2015	September 27, 2014
	$ ‘000	$ ‘000	$ ‘000	$ ‘000
Selected Consolidated Balance Sheet Data

Cash and cash equivalents	20,028	1,486	4,060	19,252
Accounts receivable, net	20,469	16,446	25,740	32,861
Property and equipment, net	43,485	49,231	75,786	73,006
Software development costs, net	46,433	36,960	30,463	21,771
Goodwill and intangibles	56,316	57,939	71,561	80,733
Total assets	219,269	189,870	239,940	251,818

Senior bank debt	122,765	114,161	114,751	115,899
Long-term debt	1,094	298,623	307,765	290,081
Total liabilities	221,598	485,941	516,780	479,920
Total stockholders’ deficit	(2,329)	(296,071)	(276,840)	(228,102)
Total liabilities and stockholders’ deficit	219,269	189,870	239,940	251,818

	For the period ended
	September 30, 2017	September 24, 2016	September 26, 2015	September 27, 2014
	$ ‘000	$ ‘000	$ ‘000	$ ‘000
	(except per share data)	(except per share data)	(except per share data)	(except per share data)
Selected Consolidated Statement of Operations Data

Total revenue	122,544	119,773	127,573	146,798
Net operating (loss)/profit	(11,897)	(1,283)	(1,269)	(12,748)
Net income (loss) from continuing operations	(49,114)	(59,877)	(59,847)	(67,811)
Earnings (loss) per common share	(2.68)	(5.11)	(5.23)	(5.92)
Weighted average common shares outstanding	18,296,480	11,722,595	11,447,372	11,447,372

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6, “Selected Financial Data”, and the financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual future results could differ materially from the historical results discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this report.

OVERVIEW

We are a global business-to-business gaming technology company, supplying Virtual Sports and Server Based Gaming (“SBG”) products to regulated lottery, betting and gaming operators worldwide through an “omni-channel” distribution strategy. Our strategic priorities are to:

●	Extend our strong positions in each of Virtual Sports and Server Based Gaming (“SBG”) by developing new omni-channel products;

●	Continue to invest in games and technology in order to grow our existing customers’ revenues;

●	Add new customers by expanding into underpenetrated markets and newly-regulated jurisdictions; and

●	Pursue targeted mergers and acquisitions to expand our product portfolio and distribution footprint.

Business Segments

We report our operations in two business segments, Virtual Sports and SBG, representing our different products and services. We evaluate our business performance, resource allocation and capital spending on an operating segment level, where possible. We use our operating results and identified assets of each of our operating segments in order to make prospective operating decisions. Although our revenues and cost of sales (excluding depreciation and amortization) are reported exclusively by segment, we do include unallocated items in our financial statements for certain expenses including depreciation and amortization as well as selling, general and administrative expenses. Unallocated balance sheet line items include items that are a shared resource and therefore not allocated between operating segments.

Our Virtual Sports business segment designs, develops, markets and distributes ultra-high-definition games that create an always-on sports wagering experience. Our Virtual Sports customers include virtual sports retail and digital operators.

Our SBG business segment designs, develops, markets and distributes a broad portfolio of games through our digital network architecture. Our SBG customers include UK licensed betting offices (“LBOs”), casinos, gaming hall operators, bingo operators and regulated operators of lotteries, as well as government-affiliated operators.

Geographic Range

Geographically, more than half of our revenues are derived from, and more than half of our non-current assets are attributed to, our UK operations, with the remainder of our revenues derived from, and non-current assets attributed to, Italy, Greece and the rest of the world. In the year ended September 30, 2017, we earned approximately 65% of our revenue in the UK, 13.5% in Italy, 10% in Greece and the remaining 11.5% across the rest of the world. In the year ended September 24, 2016, we earned approximately 73% of our revenue in the UK, 18% in Italy and the remaining 9% across the rest of the world.

Foreign Exchange

Our results are affected by changes in foreign currency exchange rates as a result of the translation of foreign functional currencies into our reporting currency and the re-measurement of foreign currency transactions and balances. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. The largest geographic region in which we operate is the United Kingdom, and the British pound (“GBP”) is considered to be our functional currency. Our reporting currency is the U.S. dollar (“USD”). Our results are translated from our functional currency of GBP into the reporting currency of USD using average rates for profit and loss transactions and applicable spot rates for period-end balances. The effect of translating our functional currency into our reporting currency, as well as translating the results of foreign subsidiaries that have a different functional currency into our functional currency, is reported separately in Accumulated Other Comprehensive Income.

In the twelve months ending September 30, 2017, we derived approximately 35% of our revenue from sales to customers outside of the UK, compared to 27% in the twelve months ending September 24, 2016 and 25% in the twelve months ending September 26, 2015.

In the section “Results of Operations” below, currency impacts shown have been calculated as the current-period average GBP: USD rate less the equivalent average rate in the prior period, multiplied by the current period amount in our functional currency (GBP). The remaining difference, referred to as constant currency, is calculated as the difference in our functional currency, multiplied by the prior-period average GBP: USD rate, as a proxy for constant currency movement. This is not a U.S. GAAP measure, but is one which management believes gives a clearer indication of results. In the tables below, variances in particular line items from period to period exclude currency translation movements, and currency translation impacts are shown independently.

Business Combination

We were formed in Delaware on May 30, 2014 under the name Hydra Industries Acquisition Corp. (“Hydra”) as a “blank check company” for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business transaction, one or more operating businesses or assets. On December 23, 2016, we consummated our business combination by acquiring Inspired Gaming Group, pursuant to the share sale agreement, dated as of July 13, 2016 (the “Sale Agreement”), by and among Hydra Industries Acquisition Corp. and those persons identified on Schedule 1 thereto (the “Vendors”), including DMWSL 633 Limited, the parent of Inspired Gaming Group. Pursuant to the Sale Agreement, we acquired all of the outstanding equity and shareholder loan notes of the Inspired Gaming Group. We refer to such acquisition and the other transactions contemplated by the Sale Agreement collectively as the “Business Combination” or the “Merger”. We changed our name from Hydra Industries Acquisition Corp. to Inspired Entertainment, Inc. upon consummation of the Business Combination and changed our fiscal-year end to September 30.

The Business Combination has been accounted for as a “reverse merger” in accordance with U.S. GAAP. Under this method of accounting, Hydra was treated as the “acquired” company for financial reporting purposes. This determination was principally based on Inspired Gaming Group comprising the ongoing operations of the combined entity, Inspired Gaming Group’s senior management comprising the majority of the senior management of the combined entity and former shareholders of Inspired Gaming Group having a majority of the voting power of the combined entity. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Inspired Gaming Group issuing stock for the net assets of Hydra, accompanied by a recapitalization. Operations prior to the Business Combination that are reflected in the historical financial information presented are those of Inspired Gaming Group. The net assets of Hydra are stated at historical cost, with no goodwill or other intangible assets recorded.

Non-GAAP Financial Measures

We use certain financial measures that are not compliant with U.S. GAAP (“non-GAAP financial measures”), including EBITDA and Adjusted EBITDA, to analyze our operating performance. In this discussion and analysis, we present certain non-GAAP financial measures, define and explain these measures and provide reconciliations to the most comparable U.S. GAAP measures. See “—Non-GAAP Financial Measures” later in this Item 7.

RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations is divided into separate sections, addressing, in the following order:

●	our results of operations for the 12 months ended September 30, 2017, compared to the similar period in 2016;

●	our results of operations for the 12 months ended September 24, 2016 compared to the similar period in 2015;

●	the results of operations for our Server Based Gaming business segment for the same periods, including a Key Performance Indicator (“KPI”) analysis; and

●	the results of operations for our Virtual Sports business segment for the same periods, including a KPI analysis.

The twelve-month financial periods presented consist of a 371-day period for 2017, 364-day periods for each of 2016 and 2015. Each of these periods is intended to approximate a twelve-month period, and they are often referred to twelve-month periods or years. The balance sheet date for fiscal year 2017 is September 30, for fiscal year 2016 is September 24 and for fiscal year 2015 is September 26.

Our results are affected by changes in exchange rates over the three years, primarily between our functional currency (GBP) and our reporting currency (USD). In the years ending September 30, 2017, September 24, 2016 and September 26, 2015 the average rate was 1.28, 1.44 and 1.55 respectively.

In the discussion below, certain data may vary from the amounts presented in our consolidated financial statements due to rounding.

Twelve Months ended September 30, 2017 compared to Twelve Months ended September 24, 2016

	For the Twelve-Month Period ended
	Sept 30,	Sept 24,	$ Variance		$ Variance
(In thousands)	2017	2016	2017 vs 2016		Constant Currency		Currency Movement

Revenue:
Service	$107,496	$112,200	$(4,704)	(4.2)%	$9,993	8.9%	$(14,697)
Hardware	$15,048	$7,573	$7,475	98.7%	$9,374	123.8%	$(1,899)
Total revenue	122,544	119,773	2,771	2.3%	19,367	16.2%	(16,596)
Cost of sales, excluding depreciation and amortization:
Cost of service	(15,845)	(16,625)	780	4.7%	(1,355)	(8.2)%	2,135
Cost of hardware	(10,839)	(3,789)	(7,050)	(186.1)%	(8,503)	(224.4)%	1,453
Selling, general and administrative expenses	(58,301)	(60,673)	2,372	3.9%	(5,609)	(9.2)%	7,982
Stock-based compensation	(4,235)	—	(4,235)	N/A	(4,772)	N/A	537
Acquisition related transaction expenses	(11,411)	(4,959)	(6,452)	(130.1)%	(8,266)	(166.7)%	1,814
Depreciation and amortization	(33,810)	(35,010)	1,200	3.4%	(3,385)	(9.7)%	4,586
Net operating income	(11,897)	(1,283)	(10,614)	(827.1)%	(12,524)	(976.0)%	1,910
Other income (expense)
Interest income	55	287	(232)	80.8%	(226)	78.9%	(6)
Interest expense	(29,358)	(58,327)	28,969	49.7%	24,667	42.3%	4,302
Change in fair value of earnout liability	(7,127)	—	(7,127)	N/A	(7,863)	N/A	736
Change in fair value of derivative liability	(385)	—	(385)	N/A	(431)	N/A	46
Other finance income (costs)	(218)	(247)	29	11.7%	65	26.3%	(36)
Total other income (expense), net	(37,033)	(58,287)	21,254	36.5%	16,212	27.8%	5,042
Net loss from continuing operations before income taxes	(48,930)	(59,570)	10,640	17.9%	3,688	6.2%	6,952
Income tax expense	(184)	(307)	123	40.1%	100	32.7%	23

Net loss	$(49,114)	$(59,877)	$10,763	18.0%	$3,789	6.3%	$6,974

Exchange Rate - $ to £	1.28	1.44

Revenue

From 2016 to 2017, total revenue increased by $2.8 million, or 2.3%, to $122.5 million. Adverse currency movements reduced the variance by $16.6 million, leaving a constant currency increase of $19.4 million, or 16.2%.

SBG revenue, which is included in total revenue, above, increased by $14.6 million, or 16.9%, comprised mostly of growth in hardware sales of $9.4 million and service revenue of $5.3 million.

Hardware revenue growth was driven by SBG terminal sales in the Greek, UK and Colombian markets of $6.1 million, $2.5 million and $3.7 million, respectively. This was offset by reductions in Italy of $1.7 million and reductions in sales of Electronic Table Games (“ETG”) of $1.2 million.

SBG service revenue increased by $5.3 million, or 6.7%, as a result of the roll out of terminals in Greece, growth in Gross Win per unit per day incomes for UK LBOs, increased volume for non-UK LBOs and a software license sale into the Greek market. (“Gross Win per unit per day” is defined as stake less amounts returned to the player in prize, before gaming tax deductions.) These increases were partially offset by changes in contract terms for two key UK customers in conjunction with extensions to the end dates of those contracts without the need to make further capital investments.

Virtual Sports revenue increased by $4.7 million, or 14.2%, driven mainly by a new customer in Greece, along with new customers in Italy, Poland and the UK, and an increase in revenue from existing customers.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, which includes machine cost of sales, consumables, content royalties and connectivity costs, increased by $6.3 million, to $26.7 million. Favorable currency movements reduced the variance by $3.6 million, leaving a constant currency increase of $9.9 million.

Cost of hardware increased by $8.5m due to a number of nil margin sales in the year. See “Non GAAP Measures” below for further details. These were at a lower gross margin percentage than the prior year as a result of nil margin sales (see non-GAAP measures below). Cost of service increased by $1.4 million due to higher content and machine consumable costs.

Selling, general and administrative expenses

Selling, general, and administrative (“SG&A”) expenses include staff compensation costs (including outsourced costs), travel, professional services fees and technology expenses (including hosting fees, data centers and similar charges).

Constant currency SG&A expenses were offset by a favorable currency impact of $8.0 million. This resulted in a decrease in reported SG&A expenses of $2.4 million, from $60.7 million to $58.3 million.

On a constant currency basis, SG&A expenses increased by $5.6 million, driven by:

●	additional Incremental Costs since Closing of the Business Combination (as defined below) of $4.2 million;

●	group restructuring costs of $2.4 million compared to $0.8 million in the prior year; and

●	a deferred consideration credit of $1.4 million in the prior year.

Stock-based compensation

In connection with the Business Combination, on December 22, 2016, the Company’s stockholders approved the Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan (the “2016 Incentive Plan”).

As of September 30, 2017, there were 2,778,818 shares authorized for issuance under the 2016 Incentive Plan and 10,042 shares not yet subject to outstanding awards. Awards are fair-valued at the time of issuance, with the value being spread over the vesting period. In the current period, the Company recorded an expense of $4.1 million in respect of outstanding awards. There was no corresponding charge in the prior year.

The Company established an Employee Share Purchase Plan (“ESPP”) during the year and the charge in the year in respect of the ESPP amounted to $0.1 million. There was no corresponding charge in the prior year.

Acquisition related transaction expenses

Acquisition related transaction expenses increased by $6.5 million in the current year, to $11.4 million. Favorable currency movements reduced the variance by $1.8 million, leaving a constant currency increase of $8.3 million.

All but $0.1 million of the current year expenses related to the Business Combination, with the balance relating to ongoing work in respect of potential acquisitions. All costs in the prior year related to the Business Combination. We believe that all Business Combination-related transaction expenses have now been incurred.

Depreciation and amortization

Depreciation and amortization decreased by $1.2 million to $33.8 million on a reported basis. Favorable currency movements increased the variance by $4.6 million, leaving a constant currency increase of $3.4 million. The change from year to year was driven by a $3.2 million increase in 2017 in intangible amortization due to new projects going live, and increased SBG machine depreciation in 2017 of $0.8 million, relating to the rollout of SBG products and services in Greece.

Impairments in the year amounted to $1.3 million. These were partially offset by a $1.6 million decrease in machine-related depreciation due to certain terminals in the UK and Italy becoming fully depreciated.

Net Operating loss

Reported net operating loss declined from a loss of $1.3 million to a loss of $11.9 million, due primarily to increases in stock-based compensation and transaction expenses related to the Business Combination.

Interest expense

Interest expense decreased by $29.0 million, or 49.7%, to $29.4 million. Favorable currency movements increased the variance by $4.3 million, leaving a constant currency decrease of $24.7 million. The decrease was primarily due to a $28.0 million reduction in PIK loan note interest, as a result of the outstanding amount of PIK loan notes being reduced in connection with the closing of the Business Combination on December 23, 2016. The decrease was partially offset by $2.5 million in increased PIK loan note interest due to rate margin increases and by a $0.9 million increase in senior debt cash interest due to compounding.

Change in fair value of earnout liability

Change in fair value of earnout liability relates to the potential earnout payment that may be made to the former owners of DMWSL 633 Limited, which is dependent upon the financial performance of Inspired’s businesses in six specific countries (China, Colombia, Greece, Norway, Spain and Ukraine) (collectively, the “Earnout Jurisdictions”), as measured by earnings before interest, taxes, depreciation and amortization for the twelve months ending September 30, 2018 (the “Earnout Period”). As a result of changes in expectations of the Earnout Jurisdictions and share-price movements, the expense that accrued in the period from change in fair value of earnout liability was $7.1 million. There was no corresponding figure in the prior period.

Net Loss from Operations

Net loss for the year from continuing operations improved from $59.9 million to $49.1 million, principally reflecting a reduction in interest expense and an offsetting increase in earnout liability pursuant to the Merger.

Income tax expense

We recorded a $0.2 million income tax expense for the period ended September 30, 2017 and a $0.3 million expense for the period ended September 24, 2016. Our effective tax rate for the period ending September 30, 2017 was (0.4)%, and our effective tax rate for the period ending September 24, 2016 was (0.5)%.

Twelve Months ended September 24, 2016 compared to Twelve Months ended September 26, 2015

	For the Twelve-Month Period ended
	Sept 24,	Sept 26,	$ Variance		$ Variance
(In thousands)	2016	2015	2016 vs 2015		Constant Currency		Currency Movement

Revenue:
Service	$112,200	$115,325	$(3,125)	(2.7)%	$5,110	4.4%	$(8,235)
Hardware	$7,573	$12,248	$(4,675)	(38.2)%	$(4,118)	(33.6)%	$(556)
Total revenue	119,773	127,573	(7,800)	(6.1)%	992	0.8%	(8,792)
Cost of sales, excluding depreciation and amortization:
Cost of service	(16,625)	(16,481)	(144)	(0.9)%	(1,375)	(8.3)%	1,231
Cost of hardware	(3,789)	(7,746)	3,957	51.1%	3,689	47.6%	268
Selling, general and administrative expenses	(60,673)	(64,705)	4,032	6.2%	1,047	1.6%	2,985
Stock-based compensation	—	—	—	N/A	0	N/A	0
Acquisition related transaction expenses	(4,959)	(524)	(4,435)	(846.4)%	(6,267)	(1196.1)%	1,832
Depreciation and amortization	(35,010)	(39,386)	4,376	11.1%	1,806	4.6%	2,570
Net operating income	(1,283)	(1,269)	(14)	(1.1)%	(109)	(8.6)%	95
Other income (expense)
Interest income	287	646	(359)	55.6%	(337)	52.2%	(22)
Interest expense	(58,327)	(58,100)	(227)	(0.4)%	(4,508)	(7.8)%	4,281
Other finance costs	(247)	(153)	(94)	(61.4)%	(112)	(73.3)%	18
Loss from equity method investee	—	(340)	340	100.0%	340	100.0%	0
Total other income (expense), net	(58,287)	(57,947)	(340)	(0.6)%	(4,617)	(8.0)%	4,277
Net loss from continuing operations before income taxes	(59,570)	(59,216)	(354)	(0.6)%	(4,727)	(8.0)%	4,372
Income tax expense	(307)	(631)	324	51.3%	301	47.8%	23

Net loss	$(59,877)	$(59,847)	$(30)	(0.1)%	$(4,425)	(7.4)%	$4,395

Exchange Rate - $ to £	1.44	1.55

Revenue

From 2015 to 2016, total revenue decreased by $7.8 million to $119.8 million. Adverse currency movements reduced the variance by $8.8 million, leaving a constant currency increase of $1.0 million, or 0.8%.

Virtual Sports revenue increased $8.5 million, driven by growth from both existing customers and new customers and increased activity in respect of Virgo, our remote gaming server (“RGS”). The Virtual Sports increase was in part offset by declines in SBG revenue of $7.6 million. The main contributor to the SBG decrease was a fall in hardware sales of $4.1 million, including ETG $2.1 million, UK $1.9 million and Greece $1.9 million, offset by an increase in Italy of $1.8 million. In addition, our final analogue contract ended early in the year resulting in a reduction of $3.9 million.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, decreased by $3.8 million to $20.4 million. Favorable currency movements increased the variance by $1.5 million, leaving a constant currency decrease of $2.3 million.

Cost of hardware decreased by $3.7 million, with cost of service increasing by $1.4 million.

Selling, general and administrative expenses

SG&A expenses decreased $4.0 million to $60.7 million. Favorable currency movements increased the variance by $3.0 million, leaving a constant currency decrease of $1.0 million.

The decrease was driven by cost items that increased by $2.4 million (excluding currency impacts) for the period, including increased labor costs resulting from a higher staff headcount and higher London facility costs.

Acquisition related transaction expenses

Acquisition related transaction expenses increased by $4.4 million to $5.0 million. Favorable currency movements reduced the variance by $1.8 million, leaving a constant currency increase of $6.3 million, all of which related to the Business Combination.

Depreciation and amortization

Depreciation and amortization decreased by $4.4 million, or 11.1%, to $35.0 million. Favorable currency movements increased the variance by $2.6 million, leaving a constant currency decrease of $1.8 million. The change was driven by reduced depreciation from Italian assets that had reached residual value, as well as goodwill impairment of $1.0 million.

Interest expense

Interest expense increased by $0.2 million to $58.3 million. Favorable currency movements reduced the variance by $4.3 million, leaving a constant currency increase of $4.5 million. This was primarily due to an increase in PIK loan note interest, due to compounding.

Income tax expense

We recorded an income tax expense of $0.3 million for the period ending September 24, 2016, compared to $0.6 million for the period ending September 26, 2015. Our effective tax rates for the periods were (0.5%) and (1%), respectively, including reductions in UK and mainland European tax payable.

Server Based Gaming Segment

We generate revenue from our SBG business segment through product sales (both hardware and software) and long-term participation agreements, which include access to our SBG platform and the selection of game titles over a term of, usually, three to five years. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings and any relevant regulatory levies) from SBG terminals placed in our customers’ facilities, which include retail outlets, casinos and other gaming operations, or from SBG gaming software used by customers’ players through mobile or online devices. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our SBG business is principally driven by the number of operator customers we have, the number of SBG machines in operation, the net win performance of the machines and the net win percentage that we receive pursuant to our contracts with our customers.

SBG segment, Key Performance Indicators

	For the Twelve-Month Period ended			Variance		Variance
	Sept 30,	Sept 24,	Sept 26	2017 vs 2016		2016 vs 2015
	2017	2016	2015		%		%

End of period installed base (# of terminals)	28,715	26,590	26,374	2,125	8.0%	216	0.8%
Average installed base (# of terminals)	27,666	26,334	25,917	1,333	5.1%	417	1.6%
Customer Gross Win per unit per day(1)	£116.83	£116.13	£111.74	£0.70	0.6%	£4.39	3.9%
Customer Net Win per unit per day(1)	£84.18	£84.31	£83.20	£(0.13)	(0.2)%	£1.12	1.3%
Inspired Blended Participation Rate	6.0%	6.2%	6.4%	(0.2)%		(0.1)%

(1) Includes all SBG terminals in which the company takes a participation revenue share across all territories

Certain KPI measures presented previously, in our financial statements for the years ended September 24, 2016, and September 26, 2015 included in our Current Report on Form 8-K filed December 30, 2016, have been restated in this report to allow, in management’s view, closer comparisons between those measures and the measures presented in this report for the year ended September 30, 2017. None of these changes are material.

In the table above:

“End of Period Installed Base” is equal to the number of deployed SBG terminals at the end of each period that have been placed on a participation basis. SBG participation revenue, which comprises the majority of SBG service revenue, is directly related to the terminal installed base. This is the medium by which customers generate revenue and distribute a revenue share to the Company. To the extent all other KPIs remain constant, the larger the installed base, the higher the Company’s revenue will be for that period. Management gives careful consideration to this KPI in terms of driving growth across the segment.

Revenues are derived from the performance of the installed base as described by the Gross and Net Win KPIs.

If the End of Period Installed Base is materially different from the Average Installed Base (described below), we believe this gives an indication as to potential future performance. The End of Period Installed Base is particularly useful for assessing new customers or markets, to indicate the progress being made with respect to entering new territories or jurisdictions.

“Average Installed Base” is the average number of deployed SBG terminals during the period. Therefore, it is more closely aligned to revenue in the period. This measure is particularly useful for assessing existing customers or markets to provide comparisons of historical size and performance.

Customer Gross Win (defined as stake less amounts returned to player in prize, before gaming tax deductions) per unit per day is a KPI used by our internal decision makers to (i) assess impact on the Company’s revenue, (ii) determine changes in the strength of the overall market and (iii) evaluate the impacts of regulatory change and our new content releases on our customers. Customer Gross Win per unit per day is the average per unit cash generated across all SBG terminals in which the Company takes a participation revenue share across all territories in the period, defined as the difference between the amounts staked less winnings to players divided by the Average Installed Base in the period, then divided by the number of days in the period.

SBG revenue share income accrued in the period is derived from Customer Gross Win accrued in the period after deducting gaming taxes (defined as a regulatory levy paid by the Customer to government bodies) and applying the Company’s contractual revenue share percentage.

Our internal decision makers believe Customer Gross Win measures are meaningful because they represent a view of customer operating performance that is unaffected by our revenue share percentage and allow management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between customers and (3) identify strategies to improve operating performance in the different markets in which we operate.

“Customer Net Win per unit per day” is Customer Gross Win per unit per day after giving effect to the deduction of gaming taxes.

“Inspired Blended Participation Rate” is the Company’s average revenue share percentage across all terminals where revenue is earned on a participation basis, weighted by Customer Net Win per unit per day.

Our overall SBG revenue from terminals placed on a participation basis can therefore be described as the product of the Average Installed Base, the Customer Net Win per unit per day, the number of days in the period, and the Inspired Blended Participation Rate, to give “participation revenue”.

SBG segment, key events that affected results for the Twelve Months ended September 30, 2017

Our SBG rollout into the Greek market commenced during this period, with nearly 1,900 terminals installed as of September 30, 2017. These machines represented the first portion of the expected full deployment of at least 5,300 SBG terminals in the Greek market by early calendar 2018. The performance of our Greek terminals has been strong against our competitors in the period. In addition, we had a software license sale into the Greek market.

Our UK SBG terminals in LBOs generated Gross Win per unit per growth of 3.5% year-over-year.

During the period, an additional 1,250 Self Service Betting Terminals (“SSBTs”) were sold and deployed in the UK market. These terminals increased our hardware margin as compared to 2016, and are expected to provide recurring service revenue in coming years.

In Colombia, just over 1,000 SBG terminals were sold in the quarter ending September 30, 2017.

Customer Gross Win per unit per day (in our functional currency, GBP) increased by 0.6%, driven by an increase in Customer Gross Win in the UK (including the non-LBO sector) of 1.9%, in Italy of 13.6% and in Colombia of 3.1%. This was mostly offset by the impact of our SBG installations in Greece; our Greek machines return a lower daily Customer Gross Win compared with our UK machines.

Customer Net Win per unit per day (in GBP) declined by 0.2%, despite an increase in Customer Gross Win per unit per day, as a result of an increase in the tax rate in Italy from 6.3% to 6.8%, which became effective on April 25, 2017.

SBG segment, key events that affected results for the Twelve Months ended September 24, 2016

Our UK SBG terminals in LBOs generated Customer Gross Win growth of 6.3% year-on-year, against a backdrop of increased gaming taxes for approximately half of the period, which reduced Customer Net Win growth. Average volumes across our total UK installations grew 3.6% over the period to over 20,300 terminals.

Our Italian SBG terminals generated Customer Gross Win growth of 10% year-on-year, due to the release of new titles, including Diamond Goddess and Regina delle Nevi (“Snow Queen”). In Italy, we also completed contract extensions with Lottomatica and Sisal.

Our Average Installed Base increased 1.6%, to 26,334, as reductions in Italy were offset by increases in the UK. Customer Gross Win per unit per day increased 3.9% year-on-year, driven by an increase in the UK (including the non-LBO sector) Customer Gross Win per unit per day of 2.3%, to £134, and Italian Customer Gross Win per unit per day of 6.4%, on a constant currency basis, rising to €85. Due to increases in gaming levies, including in the UK where machine game duty increased from 20% to 25% in March of 2015, Customer Net Win per unit per day increased by only 1.3%. Our Blended Participation Rate decreased from 6.4% to 6.2%, as a higher proportion of our terminals were located in the UK, where participation rates are typically lower but Customer Net Win is higher.

SBG segment, key events that affected results for the Twelve Months ended September 24, 2015

In April of 2015, the UK Code of Conduct was implemented, which required significant changes throughout the UK gaming market, resulting in the changes to player’s experience and increasing player protection. This required significant modification of our existing platform and gaming applications which were successfully implemented.

In addition, in the UK we completed the finalization of the upgrade of the SBG Terminal estate to our new “Eclipse” terminal – bringing the total build and installed base to over 16,000 in less than two years.

On December 23, 2014, we acquired 50% of Merkur Inspired Ltd, now renamed Inspired Gaming (Italy) Ltd, a joint venture with Merkur Gaming GmbH in which we previously owned 50%. The acquisition of this interest, for consideration of £1, gave us 100% of the equity.

SBG segment, Twelve Months ended September 30, 2017 compared to Twelve Months ended September 24, 2016

Server Based Gaming	For the Twelve-Month Period ended
	Sept 30,	Sept 24,	$ Variance		$ Variance
(In thousands)	2017	2016	2017 vs 2016		Constant Currency		Currency Movement

Revenue:
Service	$74,072	$78,912	$(4,840)	(6.1)%	$5,271	6.7%	(10,111)
Hardware	$15,048	$7,573	$7,475	98.7%	$9,374	123.8%	(1,899)
Total revenue	89,120	86,485	2,635	3.0%	14,645	16.9%	(12,010)

Cost of sales, excluding depreciation and amortization:
Cost of service	(11,688)	(12,317)	629	5.1%	(974)	(7.9)%	1,603
Cost of hardware	(10,839)	(3,789)	(7,050)	(186.1)%	(8,503)	(224.4)%	1,453
Total cost of sales	(22,527)	(16,106)	(6,421)	(39.9)%	(9,477)	(58.8)%	3,056

Selling, general and administrative expenses	(15,569)	(19,128)	3,559	18.6%	1,427	7.5%	2,132

Stock-based compensation	(231)	—	(231)	N/A	(260)	N/A	29

Depreciation and amortization	(26,367)	(26,678)	311	1.2%	(3,265)	(12.2)%	3,576

Net operating profit	$24,426	$24,574	$(148)	(0.6)%	$3,070	12.5%	(3,217)

Exchange Rate - $ to £	1.28	1.44

SBG segment revenue. In 2017, total SBG revenue increased $2.6 million on a reported basis to $89.1 million, including adverse currency movements of $12.0 million. On a constant currency basis, SBG revenue increased by $14.6 million, or 16.9%.

SBG hardware revenue increased by $7.5 million, or 98.7%, on a reported basis, including adverse currency movements of $1.9 million. On a constant currency basis, SBG hardware revenue increased by $9.4 million, or 123.8%, to $15.0 million, principally due to additional terminal sales in Greece, the UK and Colombia of $6.1 million, $2.5 million and $3.7 million, respectively. This increase was partly offset by a high volume of 2016 SBG hardware sales in the ETG and Italian markets, resulting in revenue reductions of $1.2 million and $1.7 million, respectively.

SBG service revenue decreased by $4.8 million, or 6.1%, on a reported basis, including adverse currency movements of $10.1 million. On a constant currency basis, SBG service revenue increased by $5.3 million, or 6.7%, to $74.1 million, primarily due to the rollout of terminals into Greece. This rollout drove additional participation revenue of $1.1 million and other ongoing revenue of $0.8 million. In addition, in 2017 we completed a software license sale into the Greek market, generating revenue of $1.7 million.

UK LBO Customer Gross Win per unit per day grew by 3.5%, resulting in increased revenue of $1.9 million. An increased number of days in the period also increased revenue $1.2 million. These gains were offset by revised terms agreed in SBG contract extensions with two customers within our UK LBO and UK Casino and Bingo markets, representing revenue declines of $1.8 million and $1.5 million respectively. These contract extensions nevertheless allowed us to continue to generate revenue without the need to make further capital investments.

Overall, the size of our Average Installed Base increased 5.1%, to 27,666, due to our continued terminal rollout in Greece and continued market growth in the UK and Colombia.

SBG segment operating profit. In 2017, total SBG operating profit reduced $0.1 million to $24.4 million. On a constant currency basis, operating profit increased by $3.1 million, or 12.5%, to $24.4 million.

Cost of sales (excluding depreciation and amortization) increased by $6.4 million to $22.5 million on a reported basis. On a constant currency basis the increase was $9.5 million, primarily due to growth in hardware sales, which resulted in additional costs of $8.5 million. Service costs reduced $0.6 million on a reported basis but increased year-on-year by $1.0 million on a constant currency basis, due to higher content and machine consumable costs.

SG&A expenses declined by $3.6 million on a reported basis and $1.4 million, or 7.5%, on a constant currency basis to $15.6 million, due mainly to a reduction in staff and associated costs.

Depreciation and amortization reduced $0.3 million on a reported basis. On a constant currency basis it increased by $3.3 million, to $26.4 million, driven by a $2.8 million increase in intangible amortization due to new projects going live in the Greek and UK markets, and an increased machine-related depreciation of $0.8 million, driven by the continued terminal rollout in the Greek market.

Impairments of $1.3 million occurred during the year due to uncertainties over revenue streams in relation to previously made investments. These were partially offset by savings of $1.6 million from fully depreciated terminals in the UK and Italian markets.

SBG segment, Twelve Months ended September 24, 2016 compared to Twelve Months ended September 26, 2015

Server Based Gaming	For the Twelve-Month Period ended
	Sept 24,	Sept 26,	$ Variance		$ Variance
(In thousands)	2016	2015	2016 vs 2015		Constant Currency		Currency Movement

Revenue:
Service	$78,912	$88,139	$(9,227)	(10.5)%	$(3,433)	(3.9)%	$(5,794)
Hardware	$7,573	$12,248	$(4,675)	(38.2)%	$(4,118)	(33.6)%	$(556)
Total revenue	86,485	100,387	(13,902)	(13.8)%	(7,551)	(7.5)%	(6,351)

Cost of sales, excluding depreciation and amortization:
Cost of service	(12,317)	(11,895)	(422)	(3.5)%	(1,326)	(11.2)%	904
Cost of hardware	(3,789)	(7,746)	3,957	51.1%	3,679	47.5%	278
Total cost of sales	(16,106)	(19,641)	3,535	18.0%	2,352	12.0%	1,183

Selling, general and administrative expenses	(19,128)	(22,017)	2,889	13.1%	1,485	6.7%	1,405

Depreciation and amortization	(26,678)	(33,415)	6,737	20.2%	4,778	14.3%	1,959

Net operating profit	$24,574	$25,314	$(740)	(2.9)%	$1,064	4.2%	$(1,804)

Exchange Rate - $ to £	1.44	1.55

SBG segment revenue. In 2016, total SBG revenue decreased on a reported basis by $13.9 million and on a constant currency basis by $7.6 million to $86.4 million.

SBG hardware revenue declined by $4.1 million, following a high level of hardware revenue in 2015. Reductions included ETG $2.1 million, UK $1.9 million and Greece $1.9 million, offset by an increase in Italy of $1.8 million.

SBG service revenue declined $3.4 million, due to the end of our final analogue contract in the UK, which resulted in a reduction in service revenue of $3.9 million.

SBG segment operating profit. In 2016, total SBG operating profit reduced on a reported basis by $0.7 million, but increased by $1.1 million, or 4.2%, on a constant currency basis to $24.6 million.

Cost of sales (excluding depreciation and amortization) decreased by $3.5 million on a reported basis. On a constant currency basis it reduced by $2.4 million to $16.1 million, primarily due to a decrease in hardware sales that resulted in reduced costs of $3.7 million. Service costs increased year-on-year by $0.4 million on a reported basis and $1.3 million on a constant currency basis, due to higher content and machine consumable costs.

SG&A expenses reduced by $2.9 million on a reported basis and $1.5 million, or 6.7%, on a constant currency basis to $19.1 million, due to savings in UK operations due to lower headcount and logistics costs.

Depreciation and amortization decreased by $6.7 million on a reported basis and $4.8 million on a constant currency basis to $26.7 million. This was due to UK Casino and Bingo and Italian assets having reached their residual values.

Virtual Sports Segment

Our Virtual Sports products create a form of simulated sports betting in both a streaming and on-demand environment, overcoming the relative infrequency of live sporting events on which players can wager. We generate revenue from our Virtual Sports segment by licensing to our operator customers the software related to our Virtual Sports products, which consists of a complex graphics and networking software package that provides fixed-odds wagering on an ultra-high definition computer rendering of a virtual sporting event, such as soccer or boxing. Our customers pay us for the use of this software through either a fixed license fee per period, or on a participation basis based on the volume of customer net win. We also generate revenue by providing upfront services to our customers. Revenue growth for our Virtual Sports segment is driven by the number of our customers, the number of player end-points and the customer net win attributable to our products.

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

Virtual Sports segment, Key Performance Indicators

				Variance		Variance
	For the Twelve-Month Period ended
	Sept 30,	Sept 24,	Sept 26	2017 vs 2016		2016 vs 2015
Virtuals	2017	2016	2015		%		%
No. of Live Customers at the end of the period	85	77	64	8	10.4%	13	20.3%
Average No. of Live Customers	81	73	63	8	11.5%	10	15.5%
Total Revenue (£’000)	£26,312	£23,043	£17,532	£3,269	14.2%	£5,511	31.4%
Total Revenue £’000 - Retail	£16,357	£14,803	N/A	£1,554	10.5%	N/A	N/A
Total Revenue £’000 - Online	£9,955	£8,240	N/A	£1,715	20.8%	N/A	N/A
Average Revenue Per Customer per day (£)	£875	£870	£765	£5	0.5%	£106	13.8%

Certain KPI measures presented previously, in our financial statements for the years ended September 24, 2016, and September 26, 2015 included in our Current Report on Form 8-K filed December 30, 2016, have been restated in this report to allow, in management’s view, closer comparisons between those measures and the measures presented in this report for the year ended September 30, 2017. None of these changes are material.

In the table above:

“No. of Live Customers at the end of the period” and “Average No. of Live Customers” represent the number of customers from which there is Virtual Sports revenue at the end of the period and the average number of customers from which there is Virtual Sports revenue during the period, respectively.

“Total Revenue (£000)” represents total revenue for the Virtual Sports segment, including recurring and upfront service revenue. Total revenue is also divided between “Total Revenue (£000) – Retail”, which consists of revenue earned through players wagering at Virtual Sports venues, and “Total Revenue (£000) – Online”, which consists of revenue earned through players wagering online, including through our Mobile RGS product.

“Average Revenue per Customer per day” represents total revenue for the Virtual Sports segment in the period, divided by the Average No. of Live Customers, divided by the number of days in the period.

Virtual Sports segment, key events that affected results for the Twelve Months ended September 30, 2017

During 2017, our Virtual Sports products went live in Greece, through OPAP. As of September 30, 2017, OPAP offered our Virtual Sports product in over 4,000 retail venues. The rollout initially focused on Virtual Football (soccer) with other sports planned to follow.

During 2017, our Virtual Sports products also went live in Poland, through the retail venues of Fortuna, Central Europe’s largest betting operator, with online soon to follow. Under an agreement that extends to 2019, Fortuna customers in Poland are able to play Virtual Football (soccer), Virtual Horses, Virtual Greyhounds, Virtual Speedway and Virtual Motor Racing.

During the period, it was announced that we had been selected as Virtual Sports supplier to the Finnish national betting agency, Veikkaus.

By the end of the period, our Mobile RGS business was live with ten customers, having launched five new customers during the period, including Ladbrokes and NYX. The average number of Virtual Sports live customers increased by eight, from 77 to 85, in 2017, including new RGS customers. Average Revenue per Customer per Day for the year increased by £5, or 0.5%, from £870 to £875.

Virtual Sports segment, key events that affected results for the Twelve Months ended September 24, 2016

During 2016, we signed a number of new Virtual Sports contracts with customers that included Greentube, SNAI and Novomatic in Italy, Decart in Bulgaria and OPAP in Greece. In addition, we launched new implementations with existing customers that included Betfair, the Bookmakers Technology Consortium in the UK and ATG in Sweden. We also launched a new soccer title, Rush Football 2, which features lifelike, ultra-high definition graphics and over 30 betting markets; Rush Football Live and Rush Golf Live, which feature on-demand and in-play options; and Virtuals Connect, a fully-managed turnkey solution. We expanded our geographical reach by signing our first contracts for Virtual Sports in the US, with William Hill, Resorts World Digital and Golden Nugget. For our mobile RGS, we signed contracts with a number of new customers, as well as providing new RGS integrations for existing customers, including Bet365 and Betfred, and adding new game titles to our portfolio.

Virtual Sports segment, key events that affected results for the Twelve Months ended September 26, 2015

We launched a new mobile RGS product, Virgo, and contracted with four tier one operators, three of which were operational prior to the end of the period.

Virtual Sports segment, Twelve Months ended September 30, 2017 compared to Twelve Months ended September 24, 2016

Virtual Sports	For the Twelve-Month Period ended
	Sept 30,	Sept 24,	$ Variance		$ Variance
(In thousands)	2017	2016	2017 vs 2016		Constant Currency		Currency Movement

Service Revenue	$33,424	$33,288	$136	0.4%	$4,722	14.2%	$(4,586)

Cost of Service	(4,157)	(4,308)	151	3.5%	(381)	(8.8)%	532

Selling, general and administrative expenses	(6,168)	(7,050)	882	12.5%	37	0.5%	844

Stock-based compensation	(261)	—	(261)	N/A	(294)	N/A	33

Depreciation and amortization	(5,587)	(6,402)	815	12.7%	57	0.9%	758

Net operating profit	$17,251	$15,528	$1,723	11.1%	$4,142	26.7%	$(2,419)

Exchange Rate - $ to £	1.28	1.44

Virtual Sports segment revenue. In 2017, total Virtual Sports revenue was virtually unchanged on a reported basis due to negative currency movement of $4.6 million, and on a constant currency basis total Virtual Sports revenue increased by $4.7 million, or 14.2%, to $33.4 million.

This increase was principally the result of recurring revenue growth of $3.7 million in Virtual Sports land-based and online customers, due to the acquisition of Greece’s OPAP as a new customer and new customers in Italy, Poland and the UK, as well as increased revenue from existing customers. The remainder of the increase arose from further RGS penetration into the mobile market, where the number of our customers increased from five to ten, and new game launches, resulting in an increase of $1.0 million.

Virtual Sports segment operating profit. In 2017, total Virtual Sports operating profit increased by $1.7 million, or 11.1%, on a reported basis and $4.1 million, or 26.7%, on a constant currency basis to $17.3 million.

Cost of service decreased by $0.2 million on a reported basis but increased by $0.4 million on a constant currency basis to $4.2 million, due to additional third-party royalties payable on new recurring contracts.

SG&A expenses and depreciation and amortization reduced $0.9 million and $0.8 million respectively on a reported basis but remained broadly in line with the prior year on a constant currency basis.

Virtual Sports segment, Twelve Months ended September 24, 2016 compared to Twelve Months September 26, 2015

Virtual Sports	For the Twelve-Month Period ended
	Sept 24,	Sept 26,	$ Variance		$ Variance
(In thousands)	2016	2015	2016 vs 2015		Constant Currency		Currency Movement

Service Revenue	$33,288	$27,186	$6,102	22.4%	$8,546	31.4%	$(2,444)

Cost of Service	(4,308)	(4,586)	278	6.1%	(38)	(0.8)%	316

Selling, general and administrative expenses	(7,050)	(6,691)	(359)	(5.4)%	(876)	(13.1)%	518

Stock-based compensation	—	—	—	N/A	—	N/A	—

Depreciation and amortization	(6,402)	(3,952)	(2,450)	(62.0)%	(2,920)	(73.9)%	470

Net operating profit	$15,528	$11,957	$3,571	29.9%	$4,712	39.4%	$(1,140)

Exchange Rate - $ to £	1.44	1.55

Virtual Sports segment revenue. In 2016, total Virtual Sports revenue increased by $6.1 million on a reported basis and $8.5 million, or 31.4%, on a constant currency basis to $33.3 million.

The increase was principally due to the annualization of customers that we acquired during the course of the prior year, as well as growth in our existing customer base. We also went live with several new accounts globally, including in the UK and Sweden.

Virtual Sports segment operating profit. In 2016, total Virtual Sports operating profit increased by $3.6 million on a reported basis and $4.7 million, or 39.4%, on a constant currency basis to $15.5 million.

Cost of service was broadly in line with the prior year.

SG&A expenses increased by $0.4 million on a reported basis and $0.9 million on a constant currency basis, to $7.1 million. This reflected increased labor costs in sales, product development and operations due to increased investment. This increase was in part offset by a $1.4 million reduction in a deferred consideration creditor, relating to a social gaming asset.

Depreciation and amortization increased by $2.5 million on a reported basis and $2.9 million on a constant currency basis to $6.4 million, due to an increased amortization of software development from new game releases, as well as a $1.2 million impairment of a social gaming asset.

NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, including EBITDA and Adjusted EBITDA, to analyze our operating performance. We use these financial measures to manage our business on a day-to-day basis. We believe that these measures are also commonly used in our industry to measure performance. For these reasons, we believe that these non-GAAP financial measures provide expanded insight into our business, in addition to standard U.S. GAAP financial measures. There are no specific rules or regulations for defining and using non-GAAP financial measures, and as a result the measures we use may not be comparable to measures used by other companies, even if they have similar labels. The presentation of non-GAAP financial information should not be considered in isolation from, or as a substitute for, or superior to, financial information prepared and presented in accordance with U.S. GAAP. You should consider our non-GAAP financial measures in conjunction with our U.S. GAAP financial measures.

We define our non-GAAP financial measures as follows:

EBITDA is defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense.

Adjusted EBITDA is defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense, and other additional exclusions and adjustments. Such additional excluded amounts include stock-based compensation U.S. GAAP charges where the associated liability is expected to be settled in stock, and changes in the value of earnout liabilities and income and expenditure in relation to legacy portions of the business (being those portions where trading no longer occurs) including closed defined benefit pension schemes. Additional adjustments are made for items considered outside the normal course of business, including (1) restructuring costs, which include charges attributable to employee severance, management changes, restructuring and integration (2) merger and acquisition costs and (3) gains or losses not in the ordinary course of business.

We believe Adjusted EBITDA, when considered along with other performance measures, is a particularly useful performance measure, because it focuses on certain operating drivers of the business, including sales growth, operating costs, selling and administrative expense and other operating income and expense. We believe Adjusted EBITDA can provide a more complete understanding of our operating results and the trends to which we are subject, and an enhanced overall understanding of our financial performance and prospects for the future. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income or loss, because it does not take into account certain aspects of our operating performance (for example, it excludes non-recurring gains and losses which are not deemed to be a normal part of underlying business activities). Our use of Adjusted EBITDA may not be comparable to the use by other companies of similarly termed measures. Management compensates for these limitations by using Adjusted EBITDA as only one of several measures for evaluating our operating performance. In addition, capital expenditures, which affect depreciation and amortization, interest expense, and income tax benefit (expense), are evaluated separately by management.

Adjusted Revenue (Revenue Excluding Nil Margin Hardware Sales) is defined as revenue excluding hardware sales that are sold at nil margin with the intention of securing longer term recurring revenue streams. For the years ending September 24, 2016 and earlier, this measure also removed analogue sales, on the basis that such sales were no longer considered part of our core business.

Constant Currency measures. Currency impacts shown have been calculated as the current-period average GBP: USD rate less the equivalent average rate in the prior period, multiplied by the current period amount in our functional currency (GBP). The remaining difference, referred to as constant currency, is calculated as the difference in our functional currency, multiplied by the prior-period average GBP: USD rate, as a proxy for constant currency movement.

Incremental Costs since Closing of the Business Combination is defined as the incremental costs incurred as a result of becoming a public company, shown to allow comparability to the prior periods when we were not a public company. These costs include costs associated with the public company’s Board of Directors and its committees and advisors, the remuneration of those who became employed or received increases as a result of the Business Combination, SEC counsel costs and costs associated with PCAOB audit compliance.

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Loss included elsewhere in this report, to Adjusted EBITDA are shown below.

	For the Twelve-Month Period ended
(In thousands)	Sept 30, 2017	Sept 24, 2016	Sept 26, 2015

Net loss	$(49,114)	$(59,877)	$(59,847)

Items Relating to Legacy Activities:
Profit attributable to discontinued analogue activities	0	(69)	(3,374)
Pension charges	631	865	1,222
(Credit)/Costs relating to former operations	(65)	43	243
Recognition of asset related obligations	—	—	(88)

Items outside the normal course of business:
Costs of group restructure	2,447	799	3,363
Italian tax related costs	220	964	1,025
Transaction fees	11,411	6,282	—
Deferred consideration write back	—	(1,351)	—
PRS legal dispute	(107)	368	—

Stock-based compensation expense	4,235	—	—

Depreciation and amortization	33,810	35,010	39,386
Total other expense, net	37,033	58,287	57,608
Income tax	184	307	631
Adjusted EBITDA	$40,686	$41,629	$40,169

Adjusted EBITDA	£31,875	£28,816	£25,904

Attributable to:
Operating company	£35,163	£28,816	£25,904
Incremental costs since closing of business combination	£(3,288)	—	—

Exchange Rate - $ to £	1.28	1.44	1.55

Items Relating to Legacy Activities

“Profit attributable to discontinued analogue activities” consists of the direct results of our old analogue-related contracts, which are no longer considered a core part of our business and so are removed to show a more meaningful comparison. This affects Server Based Gaming results.

“Pension charges” are profit and loss charges included within selling, general and admin expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accruals in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Central Functions.

“(Credit)/Costs relating to former operations” refers to gains and losses from our Mexican SBG division, which ceased trading prior to the years shown in the consolidated financial statements included in this report. This affects Server Based Gaming results.

“Recognition of asset related obligations” relates to a small gain from a legacy part of the SBG business, in the year ended September 26, 2015.

Items outside the normal course of business

“Costs of group restructure” include redundancy costs, Payments In Lieu of Notice Costs (“PILON”) and any associated employer taxes. To qualify as being an adjusting item, costs must be part of a large restructuring project, the primary objective of which is to save future costs.

“Italian tax related costs” relate to Stability Law costs imposed on our SBG segment or VAT charges relating to prior years imposed on our Virtual Sports segment following changes in interpretation of legislation.

“Deferred consideration write back” was a benefit in the year ended September 24, 2016, relating to the reduction in a liability relating to social gaming, within Virtual Sports.

“PRS legal dispute” relates to the costs borne by the business in relation to a legal dispute with the Performing Rights Society, as described in Note 22 to the consolidated financial statements included elsewhere in this report. A credit balance relates to a reduction in expected exposure. This affects Server Based Gaming results.

Other Adjustments

Transaction fees, Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described in the Results of Operations sections.

We believe that accounting for nil margin hardware sales in conformance with U.S. GAAP results in a distorted presentation of our revenue and growth. Therefore, we use Revenue Excluding Nil Margin Sales, or Adjusted Revenue, to internally analyze our operating performance. A reconciliation from revenue, as shown in our Consolidated Statements of Operations and Comprehensive Loss included elsewhere in this report, to Adjusted Revenue is shown below.

	For the Twelve-Month Period ended
(In thousands)	Sept 30, 2017	Sept 24, 2016	Sept 26, 2015

Net revenues per Financial Statements	$122,544	$119,773	$127,573
Less Nil Margin Sales	(5,320)	37	(2,224)
Less Analogue Revenues	—	(69)	(3,995)
Adjusted Revenue	$117,224	$119,741	$121,354

Adjusted Revenue	£91,840	£82,887	£78,259

Exchange Rate - $ to £	1.28	1.44	1.55

LIQUIDITY AND CAPITAL RESOURCES

Twelve Months ended September 30, 2017 compared to Twelve Months ended September 24, 2016

	Period Ended		Variance
(in thousands)	September 30, 2017	September 24, 2016	2017 to 2016
Net loss	$(49,114)	$(59,877)	$10,763
Non-cash interest expense	17,213	45,873	(28,660)
Other net cash provided by operating activities	50,152	32,651	17,501
Net cash provided by operating activities	18,251	18,647	(396)

Net cash used in investing activities	(35,385)	(31,902)	(3,483)
Net cash provided by financing activities	34,555	11,050	23,505
Effect of exchange rates on cash	1,121	(369)	1,490
Net increase/(decrease) increase in cash and cash equivalents	$18,542	$(2,574)	$21,116

Net cash provided by operating activities. In 2017, net cash inflow provided by operating activities was $18.3 million, compared to an inflow of $18.6 million in the prior period, representing a $0.4 million decrease in cash generation.

Non-cash interest expense decreased by $28.7 million, from $45.9 million to $17.2 million, as a consequence of the acquisition of DMWSL 633 Limited by Hydra Industries Acquisition Corp. to form Inspired Entertainment, Inc. As part of that transaction, outstanding PIK loan notes became internally owned, and the related non-cash interest expense ceased to be an external charge.

Other net cash provided by operating activities increased by $17.5 million, from $32.7 million to $50.2 million, principally as a result of our commencement of trading in Greece, which has driven an increase in deferred revenue creditors ($10.8 million), trade payable ($9.7 million), earnout liabilities ($7.1 million) and stock-based compensation expense ($4.2 million), partly offset by increased levels of trade receivables ($11.3 million) due to increased levels of trade, particularly in Greece, increases in Virtual Sports business and the timing of invoices and receipts.

Net cash used in investing activities. In 2017, net cash used in investing activities increased by approximately $3.5 million, from $31.9 million to $35.4 million. The increase was attributable to higher spending on property, plant and equipment related to the commencement of Greek SBG operations.

Net cash provided by financing activities. In 2017, net cash from financing activities increased by $23.5 million, from $11.1 million to $34.6 million. This was due to a cash injection of $16.7 million received following the acquisition of DMWSL 633 Limited by Hydra Industries Acquisition Corp. to form Inspired Entertainment, Inc., and $21.6 million proceeds received from a private placement of common stock. These items were partly offset by changes in the amounts borrowed under our revolving credit facility. During 2017, we paid $3.2 million to reduce the outstanding balance under the facility, and during 2016 we borrowed $11.2 million under the facility.

Twelve Months ended September 24, 2016 compared to Twelve Months ended September 24, 2015

	Period Ended		Variance
(in thousands)	September 24, 2016	September 26, 2015	2016 to 2015
Net loss	$(59,877)	$(59,847)	$(30)
Non-cash interest expense	45,873	44,417	1,456
Other net cash provided by operating activities	32,651	40,681	(8,030)
Net cash provided by operating activities	18,647	25,251	(6,604)

Net cash used in investing activities	(31,902)	(39,203)	7,301
Net cash provided by financing activities	11,050	(123)	11,173
Effect of exchange rates on cash	(369)	(1,117)	748
Net increase/(decrease) increase in cash and cash equivalents	$(2,574)	$(15,192)	$12,618

Net cash provided by operating activities. In 2016, net cash flow from operating activities decreased by $6.6 million during the period. Net loss excluding non-cash interest expense remained flat year-on-year. Other net cash provided by operating activities decreased $8.0 million, primarily driven by a reduction in the level of deferred revenue creditors.

Net cash used in investing activities. In 2016, net cash used in investing activities decreased by $7.3 million during the period, to $31.9 million. The decrease was primarily attributable to lower spending on property, plant and equipment purchases compared to higher spending in the prior period, which included expansionary expenditure on machines for rollout into the Greek market and the purchase of Italian slant-top machines in association with the acquisition of the remaining 50% of Merkur Inspired Ltd.

Net cash provided by financing activities. In 2016, net cash from financing activities increased by $11.2 million, from $0.1 million used in financing activities to $11.1 million provided by financing activities. In 2016, net cash from financing activities included a short-term draw of $11.2 million on our revolving credit facility with $0.1 million of cash used in the payment of finance leases. The period ended September 26, 2015 also saw $0.1 million of cash used in the payment of finance leases.

Funding Needs and Sources

To fund its obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of September 30, 2017, we had liquidity of $20.0 million in cash and cash equivalents, compared to $1.5 million at the end of the prior year. We had a working capital inflow of $3.8 million in 2017, compared to a $2.4 million outflow in 2016. The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization. In periods where significant levels of machines are being produced, the levels of inventory and creditors are higher than average and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, and movements in trading activity levels, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Management believes that, currently, the Company’s cash balances on hand; cash flows expected to be generated from operations; ability to control and defer capital projects; and borrowings available under the Company’s credit facilities will be sufficient to fund the Company’s net cash requirements through fiscal year 2018. If the Company were to undertake any acquisitions, it may be required to finance them, in whole or in part, by issuing additional equity or debt securities or increasing its borrowing levels.

Long-term and Other Debt

Our long-term debt consists of senior bank debt and a revolving credit facility. As of September 24, 2016, our long-term debt also included loan notes payable to the owners of our Ordinary A shares (which notes we refer to as Payment in Kind, or PIK, Loan Notes). As part of the acquisition of DMWSL 633 Limited by Hydra Industries Acquisition Corp. to form Inspired Entertainment, Inc., the PIK Loan Notes became Additional Paid In Capital (APIC), and as of May 31, 2017 all payments under the PIK Loan Notes were waived. The total outstanding PIK Loan Note balance as of September 24, 2016 was $298.2 million.

The Company has bank facilities of £90.0 million (equivalent to approximately $120 million), consisting of a senior term loan facility of £72.5 million (equivalent to approximately $97 million) and a revolving credit facility of £17.5 million (equivalent to approximately $23 million). As of September 30, 2017 and September 24, 2016, the Company had aggregate borrowings under the term loan facility of £72.5 million (equivalent to $97.1 million) and £72.5 million (equivalent to $94.3 million), respectively. The term loan facility imposes a cash interest rate on outstanding borrowings equal to the base rate margin of 7.00% per annum, plus the higher of 3.00% and LIBOR. The current rate at which cash interest accrues is 10.00% per annum. In addition, the term loan facility imposes PIK interest at a rate of 7.00% per annum on the outstanding borrowings, which amount is added to the total principal outstanding. The term loan facility is scheduled to mature on September 30, 2019.

As of September 30, 2017 and September 24, 2016, the Company had aggregate borrowings under the revolving credit facility of £5.5 million (equivalent to $7.4 million) and £7.8 million (equivalent to $10.1 million), respectively. The revolving credit facility imposes a cash interest rate on outstanding borrowings equal to the base rate margin of 5.00% per annum, plus LIBOR. The current rate at which cash interest accrues is 5.24% per annum. In addition, a commitment fee is payable with respect to unutilized borrowing capacity at a rate of 2.00% per annum. The revolving credit facility is scheduled to mature on June 30, 2019. In addition to the revolving credit facility borrowings described above, further amounts under the facility have been used for the Company’s VAT Duty Deferment guarantee and the Company’s credit card program. The amounts so used as of September 30, 2017 and September 24, 2016 were $0.2 million and $0.4 million, respectively.

Debt issuance fees were capitalized at the time the debt was issued. As at September 30, 2017 and September 24, 2016, the amount of debt issuance fees capitalized was $0 and $1.2 million, respectively.

Debt Covenants

Under our debt facilities, we are subject to covenant testing at quarterly intervals. The covenant testing is set at the level of DMWSL 631 Limited, an intermediate holding company above all trading companies, and consists of tests on Leverage (Net Debt/EBITDA), Interest Cover (EBITDA/Interest Costs) and Super Senior Leverage (Net Debt + Revolver/EBITDA). These are measured under UK GAAP. In addition to the quarterly tests, there is an annual requirement that no more than £3 million be spent on non-machine capital additions, excluding labor capitalization.

All of our operations are included within the DMWSL 631 Limited group, except for certain overhead and director fees and expenses, non-recurring costs relating to the Business Combination and the movement in stock-based compensation expense and fair values on earnout and derivative liabilities. The costs of these items in the twelve months ending September 30, 2017 were $3.8 million, $4.6 million and $8.1 million, respectively, and in the twelve months ended September 24, 2016 were $0.3 million, $0 million and $0 million, respectively

There have been no breaches of the debt covenants during the twelve months ended September 30, 2017, September 24, 2016 and September 26, 2015.

Liens and Encumbrances

Our senior bank debt is secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Contractual Obligations

As of September 30, 2017, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in thousands)	Total	1 yr	1-3 years	3-5 years	5 yrs
Operating activities
Interest on long term debt	$28,736	$10,642	$18,094	$0	$0

Financing activities
Revolver repayment	7,369	7,369	0	0	0
Senior bank debt - principal repayment	97,143	0	97,143	0	0
Senior bank debt - compounded PIK debt interest	36,197	0	36,197	0	0
Finance lease payments	1,093	561	532	0	0
Interest on non-utilisation fees	928	464	464	0	0
	$171,466	$19,036	$152,430	$0	$0

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to use its judgment in applying sound accounting policies and making estimates and assumptions in making estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods covered by the financial statements and related disclosures in the financial statements and related footnotes. The Company’s significant accounting policies are described in Note 1, Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this report. We consider the following accounting policies to be “critical,” because they require management’s highest degree of judgment in respect of the application of accounting policies and the making of estimates and assumptions:

Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in ASC 605, Revenue Recognition (“ASC 605”) and ASC 985-605, Software-Revenue Recognition. Revenue is recognized when all of the following criteria are met:

1.	Persuasive evidence of an arrangement exists

2.	The price to the customer is fixed or determinable

3.	Delivery has occurred, title has been transferred, and any acceptance terms have been fulfilled; and

4.	Collectability is probable

For our multiple-deliverable arrangements which include hardware containing software that functions together with the hardware to deliver its essential functionality and undelivered non-software services, deliverables are separated into more than one unit of accounting when: (i) the delivered element(s) have value to the customer on a stand-alone basis and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. When the final undelivered element(s) are non-software services and non-hardware, those deliverables are recognized on a ratable basis over the remaining term of the arrangement.

We determine the relative selling price for deliverables in the scope of ASC 605 based on the following selling price hierarchy:

1.	Vendor specific objective evidence (“VSOE”), (i.e., the price we charge when the product or service is sold separately) if available,

2.	Third-party evidence (“TPE”) of fair value (i.e., the price charged by others for similar products and services) if VSOE is not available,

3.	or our best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

Our multiple-deliverable arrangements may also contain one or more software deliverables in the scope of ASC 985-605. The revenue for these multiple-deliverable arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the fair value hierarchy outlined above. In circumstances where the Company cannot determine VSOE or TPE of the selling price for any of the deliverables in the arrangement, BESP is used for the purpose of allocating the arrangement consideration between software and non-software deliverable.

Revenue is allocated to the software deliverables based on the relative fair value of each element, and fair value is determined using VSOE. Where VSOE does not exist for the undelivered software element, revenue is deferred until either the undelivered element is delivered or VSOE is established, whichever occurs first. When the final undelivered software element is services, the related revenue is recognized on a ratable basis over the remaining service period. When VSOE of a delivered element has not been established, but VSOE exists for the undelivered elements, the Company uses the residual method to recognize revenue when the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and is recognized as revenue.

For more information regarding our revenue recognition policies, see Note 1, Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this report.

Management periodically re-evaluates its judgments, estimates and assumptions and modifies its approached approach when circumstances indicate that modifications are necessary. Although management believes that its judgments, estimates and assumptions are reasonable, we cannot guarantee that the results will be accurate, and actual results and outcomes may differ significantly from those anticipated based on management’s estimates and assumptions.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASC 606), “Revenue from Contracts with Customers, which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date” (“ASU 2014-09”). As a result, ASU No. 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016 and 2017, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12), as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20 and ASU 2017-13). The Company will adopt the standard on October 1, 2019, which may result in a cumulative-effect adjustment for deferred revenue to the opening balance sheet for 2017 and the restatement of the financial statements for all prior periods presented. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

For a discussion of other recently issued accounting standards, and assessments as to their impacts on the Company, see Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies, Note 1 to the consolidated financial statements included elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our principal market risks are exposures to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2017 and September 24, 2016, we had £72.5 million ($97.1 million) and £72.5 million ($94.3 million), respectively, of senior bank debt and £13.6 million ($18.3 million) and £8.4 million ($11.0 million), respectively, of capitalized PIK debt interest that is subject to a floating interest rate charge that can vary with the LIBOR rate if this rate increases over a level of 3%. Due to the current rates of LIBOR, if floating interest rates increased by 1%, there would be no impact on the interest expense. If the floating interest rates increased by 5%, the additional interest charge would be approximately $2.4 million and $2.6 million for the fiscal year ended September 30, 2017 and the fiscal year ended September 24, 2016, respectively.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net assets total approximately $3.0 million and $4.4 million, and our U.S. Dollar functional currency net liabilities total approximately $18.7 million as of September 30, 2017 and net assets totaled approximately $0.6 million as of September 24, 2016. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the U.S. Dollar. A hypothetical 10% adverse change in the value of the Euro and the U.S. Dollar relative to GBP as of September 30, 2017 would result in translation adjustments of approximately $0.3 million and $2.5 million, respectively, for the fiscal year ended September 30, 2017, and a hypothetical 10% adverse change in the value of the Euro and the U.S. Dollar relative to GBP as of September 24, 2016 would result in translation adjustments of approximately $0.5 million and $0.1 million, respectively, for the fiscal year ended September 24, 2016, in each case recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained earnings earned in Euros and in U.S. Dollars in the fiscal year ended September 30, 2017 were €0.4 million and $5.8 million, respectively, and in the fiscal year ended September 24, 2016 were €1.2 million and $0.0 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the U.S. Dollar relative to GBP as of September 30, 2017 would result in translation adjustments of approximately $0.0 million and $0.5 million, respectively, and a hypothetical 10% adverse change in the value of the Euro and the U.S. Dollar relative to GBP as of September 24, 2016 would result in translation adjustments of approximately $0.1 million and $0.0 million, respectively, in each case recorded in trading operations.

The majority of the group’s trading is in GBP, the functional currency, although the reporting currency of the group is the U.S. Dollar. As such, changes in the GBP: USD exchange rate have an effect on the group’s results. A 10% weakening of GBP against the U.S. Dollar would change the trading operational results by approximately $3.7 million and would result in translation adjustments of approximately $1.8 million, recorded in other comprehensive loss.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA.

Index to Consolidated Financial Statements

The financial statements and other information required by this item are presented in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective at September 30, 2017, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective at September 30, 2017.

As an emerging growth company, the Company is not required to include in this report a report on the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below.

As previously disclosed in our Current Report on Form 8-K filed December 30, 2016 and our Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2016, March 31, 2017 and June 30, 2017, we identified material weaknesses in a lack of internal knowledge relative to U.S. GAAP within the finance team of Inspired for each of the annual periods ended September 24, 2016, September 26, 2015, and September 27, 2014. Although this was not indicative of wider controls limitations around accounting knowledge, given Inspired had been a private UK company for a number of years and therefore had not needed U.S. GAAP knowledge previously, we have remediated the weaknesses.

We recognize the importance of the control environment, as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness and enhance our internal control over U.S. GAAP knowledge within the finance team and have completed our assessment of the effectiveness of the remediation measures during the quarter ended September 30, 2017. We believe the following actions have assisted us in remediating the material weaknesses:

●	We engaged a third-party CPA to assist with the production of consolidated U.S. accounts and to be the initial point of contact for technical accounting and reporting queries.

●	Key finance team members received specific, external training on U.S. GAAP and the differences to UK GAAP and IFRS (being the accounting standards in respect of which team members were previously qualified).

●	Senior finance team members attended external training courses on SEC reporting.

●	We ensured that senior finance hires in the year, including our new Group Financial Controller, have a sound knowledge of U.S. GAAP.

●	We review non-routine transactions with external advisors early in the process of analyzing and recording the transactions.

●	We underwent a detailed U.S. GAAP conversion as part of the Business Combination, as well as U.S. GAAS and PCAOB audits over a four-year period, which has increased our knowledge of U.S. GAAP across the finance team.

We are committed to a strong internal control environment and will continue to review the effectiveness of our internal controls and may determine additional measures are also appropriate.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before January 29, 2018, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before January 29, 2018, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before January 29, 2018, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before January 29, 2018, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before January 29, 2018, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. The required consolidated financial statements and notes thereto are presented starting on page F-1 of this report.

(2)	Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the consolidated financial statements and notes thereto presented starting on page F-1 of this report.

(b)          Exhibits. We hereby file as part of this report the exhibits listed below. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates, or on the SEC website at www.sec.gov.

Exhibit Number	Description
2.1	Share Sale Agreement, dated July 13, 2016, by and among Hydra Industries Acquisition Corp., the Vendors, Target Parent, DMWSL 632 Limited and Gaming Acquisitions Limited, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 19, 2016.

2.2	Completion Arrangements Agreement, dated December 23, 2016, between Hydra Industries Acquisition Corp. and the Vendors listed in schedule 1 to the Share Sale Agreement, incorporated herein by reference to Exhibit 10.18 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016

3.1	Second Amended and Restated Certificate of Incorporation of Inspired Entertainment, Inc., incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

3.2	Bylaws of Inspired Entertainment, Inc., incorporated herein by reference to Exhibit 3.3 of the Registration Statement on Form S-1 Company, filed with the SEC on August 19, 2014.

3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of the Company, dated August 14, 2017, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on August 14, 2017.

4.1	Registration Rights Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and certain security holders, incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014.

4.2	Warrant Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and Continental Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.6 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014.

4.3	Registration Rights Agreement, dated December 23, 2016, by and among Hydra Industries Acquisition Corp. and the Vendors, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

4.4	Stockholders Agreement, dated December 23, 2016, by and among the Company, Hydra Industries Sponsor LLC, Macquarie Sponsor and the Vendors, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

4.5	Rights Agreement, dated as of August 13, 2017, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto), incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed with the SEC on August 14, 2017.

10.1	Form of Director and Officer Indemnity Agreement, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.2†	Senior Term and Revolving Facilities Agreement, dated March 18, 2014, by and among DMSWL 631 Limited, the Original Borrowers thereunder, the Original Guarantors thereunder, Ares Management Limited and Lloyds Bank plc, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on February 9, 2017.

10.3#*	Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan.

10.4#	Inspired Entertainment, Inc. Second Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.16 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.5#	Form of Grant Agreements under the Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan and Second Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.17 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.6#	Amendment, dated March 23, 2017, to the Service Agreement, dated April 1, 2015, by and between Inspired Gaming (Gibraltar) Limited and Luke Alvarez, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.7#	Director Services Agreement, dated March 23, 2017 by and between DMWSL 633 Limited and Luke Alvarez, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.8#	Service Agreement, dated April 1, 2015, by and between Inspired Gaming (Gibraltar) Limited and Luke Alvarez, incorporated herein by reference to Exhibit 10.14 to the Quarterly Report on Form 10-QT of the Company, filed with the SEC on February 9, 2017.

10.9#	Employment Agreement, dated January 16, 2017 by and between Inspired Entertainment, Inc. and Lorne Weil, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.10#	Employee Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.11#	Service Agreement, dated March 18, 2009, by and between Inspired Gaming (UK) Limited and Steven Rogers, incorporated herein by reference to Exhibit 10.15 to the Quarterly Report on Form 10-QT of the Company, filed with the SEC on February 9, 2017.

10.12#	Amendment, dated April 29, 2010, to the Service Agreement, dated March 18, 2009, by and between Inspired Gaming (UK) Limited and Steven Rogers, incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-3 on Form S-1 of the Company, filed with the SEC on July 3, 2017.

10.13#	Employment Agreement, dated March 23, 2017, by and between Inspired Gaming (UK) Limited and Stewart Baker, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.14#*	Amendment, dated October 25, 2017, to Service Agreement dated March 23, 2017, by and between Inspired Gaming (UK) Limited and Stewart Baker.

10.15#	Service Agreement, dated October 1, 2008, by and between Inspired Gaming (UK) Limited and Lee Gregory, incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.16#	Amendment, dated July 6, 2010, to Service Agreement dated October 1, 2008, by and between Inspired Gaming (UK) Limited and Lee Gregory, incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.17#	Letter, dated March 16, 2017 by and between Inspired Gaming (UK) Limited and Lee Gregory, incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.18#	Service Agreement, dated October 1, 2008, by and between Inspired Gaming (UK) Limited and David Wilson, as amended, incorporated herein by reference to Exhibit 10.16 to the Quarterly Report on Form 10-QT of the Company, filed with the SEC on February 9, 2017.

10.19#*	Settlement Agreement, dated September 21, 2017, by and between Inspired Gaming (UK) Limited and David Wilson.

10.20#	Service Agreement, dated July 6, 2010, by and between Inspired Gaming UK Limited and Steven Holmes, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.21#	Letter, dated April 5, 2017, by and between Inspired Gaming UK Limited and Steven Holmes, incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.22#*	Settlement Agreement, dated September 21, 2017, by and between Inspired Gaming UK Limited and Steven Holmes.

10.23#	Inspired Entertainment, Inc. Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company, filed with the SEC on July 14, 2017.

10.24#	Non-Employee Director Compensation Policy (adopted May 2017, as supplemented), incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on August 7, 2017.

10.25	Promissory Note, dated March 16, 2016, by and between Hydra Industries Acquisition Corp. and Hydra Industries Sponsors LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on March 22, 2016.

10.26	Promissory Note, dated March 16, 2016, by and between Hydra Industries Acquisition Corp. and MIHI LLC, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on March 22, 2016.

10.27†	Letter Agreement, dated as of June 21, 2016, by and among Hydra Industries Acquisition Corp. and Macquarie Capital (USA), Inc., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q/A of the Company, filed with the SEC on May 3, 2017.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1*	Section 906 Certification of Principal Executive Officer.

32.2*	Section 906 Certification of Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

#	Indicates management contract or compensatory plan.

*	Filed herewith.

†	Registrant has omitted portions of the relevant exhibit and filed such exhibit separately with the SEC pursuant to a grant of confidential treatment under Rule 406 under the Securities Act.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: December 4, 2017	By:	/s/ Luke L. Alvarez
Luke L. Alvarez
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 4, 2017	/s/ A. Lorne Weil
A. Lorne Weil, Executive Chairman

Dated: December 4, 2017	/s/ Luke L. Alvarez
Luke L. Alvarez, President and Chief Executive Officer and Director (Principal Executive Officer)

Dated: December 4, 2017	/s/ Stewart F.B. Baker
Stewart F.B. Baker, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: December 4, 2017	/s/ Nicholas Hagen
Nicholas Hagen, Director

Dated: December 4, 2017	/s/ M. Alexander Hoye
M. Alexander Hoye, Director

Dated: December 4, 2017	/s/ Ira H. Raphaelson
Ira H. Raphaelson, Director

Dated: December 4, 2017	/s/ John M. Vandemore
John M. Vandemore, Director

Dated: December 4, 2017	/s/ Roger D. Withers
Roger D. Withers, Director

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017 AND SEPTEMBER 24, 2016, AND FOR THE PERIODS ENDED SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Inspired Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Inspired Entertainment, Inc. (formerly known as DMWSL 633 Limited) and Subsidiaries (the “Company”) as of September 30, 2017 and September 24, 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the periods ended September 30, 2017, September 24, 2016 and September 26, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inspired Entertainment, Inc. (formerly known as DMWSL 633 Limited) and Subsidiaries, as of September 30, 2017 and September 24, 2016, and the consolidated results of their operations and their cash flows for the periods ended September 30, 2017, September 24, 2016 and September 26, 2015 in conformity with accounting principles generally accepted in the United States of America.

Marcum llp

Melville, NY
December 4, 2017

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2017	September 24, 2016
Assets
Current assets
Cash	$20,028	$1,486
Accounts receivable, net	20,469	16,446
Inventory, net	5,011	7,684
Prepaid expenses and other current assets	17,692	19,124
Total current assets	63,200	44,740

Property and equipment, net	43,485	49,231
Software development costs, net	46,433	36,960
Other acquired intangible assets subject to amortization, net	9,240	12,234
Goodwill	47,076	45,705
Other assets	9,589	1,000
Total assets	$219,023	$189,870

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$20,407	$13,662
Accrued expenses	18,119	17,478
Corporate tax and other current taxes payable	3,134	4,665
Deferred revenue, current	7,209	9,593
Other current liabilities	4,420	3,115
Current portion of long-term debt	7,369	10,082
Current portion of capital lease obligations	562	210
Total current liabilities	61,220	58,805

Long-term debt	115,396	402,327
Capital lease obligations, net of current portion	532	165
Deferred revenue, net of current portion	20,144	12,282
Earnout liability	16,728	—
Derivative liability	964	—
Other long-term liabilities	6,368	12,362
Total liabilities	221,352	485,941

Commitments and contingencies (See Note 22)

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Series A Junior Participating Preferred stock; $0.0001 par value; 49,000 shares designated; no shares issued and outstanding at September 30, 2017 and September 24, 2016
Common stock; $0.0001 par value; 49,000,000 shares authorized; 20,402,602 shares and 11,801,369 shares issued and outstanding at September 30, 2017 and September 24, 2016, respectively	2	1
Additional paid in capital	323,429	614
Accumulated other comprehensive income	53,145	33,105
Accumulated deficit	(378,905)	(329,791)
Total stockholders’ deficit	(2,329)	(296,071)
Total liabilities and stockholders’ deficit	$219,023	$189,870

 The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	For the period ended
	September 30,	September 24,	September 26,
	2017	2016	2015

Revenue:
Service	$107,496	$112,200	$115,325
Hardware	15,048	7,573	12,248
Total revenue	122,544	119,773	127,573

Cost of sales, excluding depreciation and amortization:
Cost of service	(15,845)	(16,625)	(16,481)
Cost of hardware	(10,839)	(3,789)	(7,746)
Selling, general and administrative expenses	(58,301)	(60,673)	(64,705)
Stock-based compensation expense	(4,235)	—	—
Acquisition related transaction expenses	(11,411)	(4,959)	(524)
Depreciation and amortization	(33,810)	(35,010)	(39,386)
Net operating loss	(11,897)	(1,283)	(1,269)

Other income (expense)
Interest income	55	287	646
Interest expense	(29,358)	(58,327)	(58,100)
Change in fair value of earnout liability	(7,127)	—	—
Change in fair value of derivative liability	(385)	—	—
Other finance costs	(218)	(247)	(153)
Loss from equity method investee	—	—	(340)
Total other expense, net	(37,033)	(58,287)	(57,947)

Net loss before income taxes	(48,930)	(59,570)	(59,216)
Income tax expense	(184)	(307)	(631)
Net loss	(49,114)	(59,877)	(59,847)

Other comprehensive income (loss):
Foreign currency translation gain/(loss)	18,697	47,368	15,059
Actuarial gains/(losses) on pension plan	1,343	(6,722)	(3,950)
Other comprehensive income/(loss)	20,040	40,646	11,109

Comprehensive loss	$(29,074)	$(19,231)	$(48,738)

Net loss per common share – basic and diluted	$(2.68)	$(5.11)	$(5.23)

Weighted average number of shares outstanding during the period – basic and diluted	18,296,480	11,722,595	11,447,372

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	Deficit

Balance as of September 27, 2014	11,447,372	$1	$614	$(18,650)	$(210,067)	$(228,102)
Foreign currency translation adjustments	—	—	—	15,059	—	15,059
Actuarial losses on pension plan	—	—	—	(3,950)	—	(3,950)
Net loss	—	—	—	—	(59,847)	(59,847)
Balance as of September 26, 2015	11, 447,372	$1	$614	$(7,541)	$(269,914)	$(276,840)
Issuance of Class B non-voting shares	353,997	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	47,368	—	47,368
Actuarial losses on pension plan	—	—	—	(6,722)	—	(6,722)
Net loss	—	—	—	—	(59,877)	(59,877)
Balance as of September 24, 2016	11,801,369	$1	$614	$33,105	$(329,791)	$(296,071)
Foreign currency translation adjustments	—	—	—	18,697	—	18,697
Actuarial gains on pension plan	—	—	—	1,343	—	1,343
Shares issued in Merger	8,412,097	1	326,237	—	—	326,238
Earnout liability related to Merger (see Note 13)	—	—	(9,575)	—	—	(9,575)
Sale of common stock	164,536	—	1,645	—	—	1,645
Stock-based compensation expense	24,600	—	4,508	—	—	4,508
Net loss	—	—	—	—	(49,114)	(49,114)
Balance as of September 30, 2017	20,402,602	$2	$323,429	$53,145	$(378,905)	$(2,329)

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the period ended
	September 30,	September 24,	September 26,
	2017	2016	2015

Cash flows from operating activities
Net loss	$(49,114)	$(59,877)	$(59,847)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,810	35,010	39,386
Stock-based compensation expense	4,235	—	—
Change in fair value of derivative liability	385	—	—
Change in fair value of earnout liability	7,127	—	—
Initial classification of fair value of derivative liability	845	—	—
Non-cash interest expense relating to PIK loan notes	9,179	39,212	40,486
Non-cash interest expense relating to Senior Debt	6,846	5,333	2,506
Non-cash interest expense relating to Financing Fee Amortization	1,188	1,328	1,425
Changes in assets and liabilities:
Accounts receivable	(4,566)	6,696	1,626
Inventory	2,737	(607)	(1,938)
Prepaid expenses and other assets	(5,952)	607	(7,540)
Corporate tax and other current taxes payable	(1,809)	(840)	(1,667)
Accounts payable	10,497	700	(3,066)
Other current liabilities	61	(290)	487
Deferred revenues and customer prepayment	6,831	(3,997)	112
Accrued expenses	(611)	(657)	12,251
Other long-term liabilities	(3,438)	(3,971)	1,030
Net cash provided by operating activities	18,251	18,647	25,251
Cash flows from investing activities
Purchases of property and equipment	(15,117)	(9,479)	(22,083)
Purchases of capital software	(20,268)	(22,423)	(18,092)
Cash from joint venture	—	—	972
Net cash used in investing activities	(35,385)	(31,902)	(39,203)
Cash flows from financing activities
Proceeds from issuance of revolver and long-term debt	—	11,196	—
Repayments of finance leases	(557)	—	—
Repayments of long-term debt	(3,197)	(146)	(123)
Cash received in connection with Merger	36,664	—	—
Proceeds from sale of common stock	1,645	—	—
Net cash (used in)/provided by financing activities	34,555	11,050	(123)

Effect of exchange rate changes on cash	1,121	(369)	(1,117)
Net increase (decrease) in cash	18,542	(2,574)	(15,192)
Cash, beginning of period	1,486	4,060	19,252
Cash, end of period	$20,028	$1,486	$4,060

Supplemental cash flow disclosures
Cash paid during the period for interest	$10,503	$12,200	$11,515
Cash paid during the period for income taxes	$356	$95	$135
Supplemental disclosure of noncash investing and financing activities
Fair value adjustment of PIK shareholder loans	$174,990	$—	$—
Property and equipment acquired through capital lease	$1,208	$—	$6,361

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015

(in thousands, except share and per share data)

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

The Company was originally incorporated in Delaware on May 30, 2014 as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. On December 23, 2016 (the “Closing Date”), the Company consummated its business combination with DMWSL 633 Limited (“Inspired”) pursuant to the Share Sale Agreement (the “Merger”), dated as of July 13, 2016, by and among the Company, the previous owners, Inspired, DMWSL 632 Limited and Gaming Acquisitions Limited (the “Sale Agreement”). In connection with the closing of the Merger, the Company changed its name from Hydra Industries Acquisition Corp. to Inspired Entertainment, Inc. Unless the context otherwise requires, the “Company” refers to the combined company and its subsidiaries following the Merger, “Hydra” refers to the Company prior to the closing of the Merger and “Inspired” refers to Inspired prior to the Merger. See Note 2 for further discussion of the Merger.

Management Liquidity Plans

As of September 30, 2017, the Company’s cash on hand was $20,028 and the Company had working capital of $1,980. The Company recorded net losses of $49,114, $59,877 and $59,847 for the periods ended September 30, 2017, September 24, 2016 and September 26, 2015, respectively. The net losses arose primarily due to acquisition related expenses, interest on shareholder loan notes, which are no longer a liability of the Company following the Merger as detailed in Note 2, and non-cash items, including stock-based compensation and the fair value of earnout liability. The Company historically has had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of additional debt and/or the refinancing of existing debt to fund its obligations. Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and borrowings available under the Company’s credit facilities will be sufficient to fund the Company’s net cash requirements through December 2018.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Merger has been accounted for as a reverse merger in accordance with U.S. GAAP. This determination was principally based on Inspired’s business comprising the ongoing operations of the Company following the Merger, Inspired’s senior management comprising the senior management of the Company and Inspired’s stockholders having a majority of the voting power of the Company. For accounting purposes, Hydra is considered the “acquired” company and Inspired is considered the “acquirer.” Accordingly, for accounting purposes, the Merger is treated as the equivalent of Inspired issuing stock for the net assets of Hydra, accompanied by a recapitalization. The net assets of Hydra are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Closing Date of the Merger are those of Inspired, and Hydra’s assets, liabilities and results of operations are consolidated with Inspired beginning on the Closing Date. The shares and corresponding capital amounts and earnings per share available to common stockholders, pre-merger, have been retroactively restated as shares reflecting the exchange ratio in the Merger. The historical financial information and operating results of Hydra prior to the Merger have not been separately presented in these consolidated financial statements as they were not significant or meaningful.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015

(in thousands, except share and per share data)

The Company changed its reporting year end from a 52-week period ending on the last Saturday in September to a September 30 year end, commencing with the year ending September 30, 2017. Accordingly, the period ended September 30, 2017 includes the results of operations for the Company for the period from September 25, 2016 through September 30, 2017. Additionally, the period ended September 24, 2016 includes the results of operations for the Company for the period from September 27, 2015 through September 24, 2016 and the period ended September 26, 2015 includes the results of operations for the Company for the period from September 28, 2014 through September 26, 2015.

Principles of Consolidation

All monetary values set forth in these consolidated financial statements are in U.S. Dollars (“USD”) unless otherwise stated herein. The accompanying consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

For most of our operations, GBP is our functional currency. Our reporting currency is the U.S. Dollar. We also have operations where the local currency is the functional currency, including our operations in mainland Europe and South America. Assets and liabilities of foreign operations are translated at period-end rates of exchange, equity is translated at historical rates of exchange and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficit. Gains or losses resulting from foreign currency transactions are included in other (expense), net in the consolidated statements of operations and comprehensive loss.

Reclassification

Certain prior year amounts were reclassified to conform to the current year’s presentation. These reclassifications have no effect on the financial position or results of operations reported as of and for the period ended September 24, 2016 and September 26, 2015.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including those related to the revenue recognition for contracts involving software and non-software elements, allowance for doubtful accounts, inventory reserve for net realizable value, goodwill and intangible assets, useful lives of long-lived assets, stock-based compensation, valuation allowances on deferred taxes, earnout liability, derivative liabilities, commitments and contingencies and litigation, among others. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. We regularly evaluate these significant factors and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates.

Cash

We deposit cash with financial institutions that management believes are of high credit quality. Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2017 and September 24, 2016, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015

(in thousands, except share and per share data)

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Changes in circumstances relating to the collectability of accounts receivable may result in the need to increase or decrease our allowance for doubtful accounts in the future. We determine the allowance based on historical experience, current market trends, and our customers’ financial condition. We continually review our allowance for doubtful accounts. Past due balances and other higher risk amounts are reviewed individually for collectability. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

Under certain contracts, the timing of our invoices does not coincide with revenue recognized under the contract. We have unbilled accounts receivable which represent revenue recorded in excess of amounts invoiced under the contract and generally become billable at contractually specified dates. These amounts consist primarily of revenue from our share of net winnings earned on a daily basis where the billing period does not fall on the last day of the period. We had $9,542 and $10,446, of unbilled accounts receivable as of September 30, 2017 and September 24, 2016, respectively.

Our standard credit terms are net 30 to 60 days. From time to time, we allow for certain digital customers to pay on an enhanced revenue share basis for the software license whereby the customer pays an incremental revenue share percentage over a specific period of time. We consider these types of arrangements to be extended payment terms as the full consideration for the arrangement may not be received until several years after the date of the sale depending on the net winnings from the game or application.

Inventories

Inventories consist primarily of component parts and related parts used in gaming terminals. Inventories are stated at the lower of cost or net realizable value, using the weighted average cost method. We determine the lower of cost or net realizable value of our inventory based on estimates of potentially excess and obsolete inventories after considering historical and forecasted demand and average selling prices. Demand for gaming terminals and parts inventory is also subject to technological obsolescence. Cost includes all direct costs and an appropriate proportion of fixed and variable overheads.

Property and Equipment

Property and equipment are recorded at cost, and when placed into service, depreciated and amortized to their residual values using the straight-line method over the estimated useful lives of the related assets as follows:

Short-term leasehold property	Shorter of the useful life or the life of the lease
Server based gaming terminals	4 – 6 years
Motor Vehicles	3 – 5 years
Plant and machinery and fixtures and fittings	4 – 8 years
Computer equipment	3 – 5 years

Our policy is to periodically review the estimated useful lives of our fixed assets. We also assess the recoverability of long-lived assets (or asset groups) whenever events or changes in circumstances indicate that the carrying amount of such an asset (or asset groups) may not be recoverable.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015

(in thousands, except share and per share data)

Repairs and maintenance costs are expensed as incurred. Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are written off and any resulting gain or loss is credited or charged to income.

Software Development Costs

We classify software development costs as either internal use software or external use software. We account for costs incurred to develop internal use software in accordance with Accounting Standards Codification (“ASC”) ASC 350-40, Internal Use Software. Consequently, any costs incurred during preliminary project stages are expensed; direct costs incurred during the application development stages are capitalized; and costs incurred during the post-implementation/operation stages are expensed. Once the software is placed in operation, we amortize the capitalized internal use software cost over its estimated economic useful life, which range from two to five years.

We purchase, license and incur costs to develop external use software to be used in the products we sell or provide to customers. Such costs are capitalized under ASC 985-20, Costs of Software to Be Sold Leased or Marketed. Costs incurred in creating software are expensed when incurred as Selling, General and Administrative Expenses until technological feasibility has been established, after which costs are capitalized up to the date the software is available for general release to customers. We capitalize the payments made for software that we purchase or license for use in our products that has previously met the technological feasibility criteria prior to our purchase or license. Annual amortization of capitalized external use software development costs is recorded over the estimated economic life, which is two to five years.

Research and development costs are expensed as incurred. Research and development related primarily to software product development costs is expensed until technological feasibility has been established. Research and development costs amounting to $5,237, $3,415, and $3,849 were expensed during the periods ended September 30, 2017, September 24, 2016 and September 26, 2015, respectively. Employee related costs associated with related product development are included in Selling, General and Administrative Expenses in the consolidated statements of operations and comprehensive loss.

Goodwill and Other Acquired Intangible Assets

Our principal acquired intangible assets relate to goodwill, trademarks and customer relationships. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in a business combination. Trademarks and customer relationships were originally recorded at their fair values in connection with business combinations.

Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives are amortized on a straight-line basis over three to ten years to their estimated residual values, and reviewed for impairment. Factors considered when assigning useful lives include legal, regulatory and contractual provisions, product obsolescence, demand, competition and other economic factors.

Impairment of Goodwill and Long Lived Assets

We test for goodwill impairment at least annually on the last day of our fiscal period (September 30, 2017 and September 24, 2016), and whenever other facts and circumstances indicate that the carrying value may not be recoverable. For goodwill impairment evaluations, we first make a qualitative assessment to determine if goodwill is likely to be impaired. If it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. Goodwill is carried, and therefore tested, at the reporting unit level. We have two segments, Server Based Gaming and Virtual Sports, as detailed in Note 24. If the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, will be measured by comparing the implied fair value of goodwill to its carrying amount and would be charged to operations as an impairment loss. A qualitative test was carried out as of September 30, 2017 and a quantitative test was carried out as of September 24, 2016 and no impairment was required at either date.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015

(in thousands, except share and per share data)

We assess the recoverability of long-lived assets and intangible assets with finite useful lives whenever events arise or circumstances change that indicate the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets (or asset groups) to be held and used is measured by a comparison of the carrying amount of the asset (or asset group) to the expected net future undiscounted cash flows to be generated by that asset (or asset group) or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through expected net future undiscounted cash flows. The amount of impairment of other long-lived assets and intangible assets with finite lives is measured by the amount by which the carrying amount of the asset exceeds the fair market value of the asset.

Deferred Revenue and Deferred Cost of Sales, excluding depreciation and amortization

Deferred revenue arises from the timing differences between the shipment or installation of gaming terminals and systems products and the satisfaction of all revenue recognition criteria consistent with our revenue recognition policy, as well as prepayment of contracts which are recognized ratably over a service period, such as maintenance or licensing fees. Deferred cost of sales, excluding depreciation and amortization, recorded as prepaid expenses and other assets, consists of the direct costs associated with the manufacture of gaming equipment and systems products for which revenue has been deferred. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue in current liabilities. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Value Added Tax

The Company is subject to Value Added Tax (“VAT”) in some locations. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods and services sold less VAT paid on purchases made with the relevant supporting invoices. VAT is collected from customers by the Company on behalf of the tax authorities and is therefore not charged to the consolidated statements of operations.

Common Stock Purchase Warrants and Derivative Financial Instruments

The Company reviews any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and classifies them on the consolidated balance sheet as:

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

The Company assesses classification of its common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its outstanding common stock purchase warrants satisfied the criteria for classification as equity instruments at September 30, 2017. The Company also determined that its obligation to settle certain management bonuses in either cash or stock satisfied the criteria for classification as a derivative financial instrument at September 30, 2017 (see Note 14).

From time to time we enter into foreign currency forward contracts to mitigate the risk associated with cash payments required to be made in non-functional currencies or to mitigate the risk associated with cash to be received in non-functional currencies. We record the derivative financial instruments on the balance sheets at their respective fair market values. We do not apply hedge accounting and make related effectiveness assessments. As a result, changes in fair value in the associated derivative are recorded in the consolidated statements of operations and comprehensive loss. As of September 30, 2017 and September 24, 2016, the amounts were not considered to be significant.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015

(in thousands, except share and per share data)

Revenue Recognition

We derive revenue principally from the sale and rental of our SBG terminals and related services, including content provision and servicing, to regulated retail betting outlets, casinos and other gaming operators, and licensing of our Virtual Sports gaming software and related services to regulated virtual sports retail, mobile and online operators. We evaluate the recognition of revenue based on the criteria set forth in ASC 605, Revenue Recognition (“ASC 605”) and ASC 985-605, Software-Revenue Recognition. Revenue is recognized when all of the following criteria are met:

1. Persuasive evidence of an arrangement exists

2. The price to the customer is fixed or determinable

3. Delivery has occurred, title has been transferred, and any acceptance terms have been fulfilled; and

4. Collectability is probable

For our multiple-deliverable arrangements which include hardware containing software that functions together with the hardware to deliver its essential functionality and undelivered non-software services, deliverables are separated into more than one unit of accounting when: (i) the delivered element(s) have value to the customer on a stand-alone basis and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. When the final undelivered element(s) are non-software services and non-hardware, those deliverables are recognized on a ratable basis over the remaining term of the arrangement.

We determine the relative selling price for deliverables in the scope of ASC 605 based on the following selling price hierarchy:

1.	Vendor specific objective evidence (“VSOE”), (i.e., the price we charge when the product or service is sold separately) if available,
2.	Third-party evidence (“TPE”) of fair value (i.e., the price charged by others for similar products and services) if VSOE is not available,
3.	or our best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

Our multiple-deliverable arrangements may also contain one or more software deliverables in the scope of ASC 985-605. The revenue for these multiple-deliverable arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the fair value hierarchy outlined above. In circumstances where the Company cannot determine VSOE or TPE of the selling price for any of the deliverables in the arrangement, BESP is used for the purpose of allocating the arrangement consideration between software and non-software deliverable.

Revenue is allocated to the software deliverables based on the relative fair value of each element, and fair value is determined using VSOE. Where VSOE does not exist for the undelivered software element, revenue is deferred until either the undelivered element is delivered or VSOE is established, whichever occurs first. When the final undelivered software element is services, the related revenue is recognized on a ratable basis over the remaining service period. When VSOE of a delivered element has not been established, but VSOE exists for the undelivered elements, the Company uses the residual method to recognize revenue when the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and is recognized as revenue.

In addition to the general policies, the following are the specific revenue recognition policies for our revenue streams.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015

(in thousands, except share and per share data)

Server Based Gaming

Revenue from SBG terminals, access to our content and SBG platform, including electronic table gaming products is recognized in accordance with the criteria set forth in ASC 605 and is usually based upon a contracted percentage of the operator’s net winnings from the terminals’ daily use. Where this is not the case, revenue is based upon a fixed daily or weekly rental fee. We recognize revenue from these arrangements on a daily basis over the term of the arrangement, or when not specified over the expected customer relationship period. Performance obligations under these arrangements may include the delivery and installation of our SBG terminals for use over a term, as well as service obligations related to hardware repairs and server based content and maintenance.

We sometimes bill for SBG arrangements up front in order to help fund our working capital and development requirements, or at the request of a customer. Upfront fees on SBG arrangements are deferred and recognized on a straight-line basis over the term of the arrangement or when not specified over the expected customer relationship period. In the case where we receive upfront fees pursuant to which there are no further obligations and no undelivered elements, we will recognize the upfront fees upon delivery. Hardware sales take the form of a transfer of ownership of our developed gaming terminals, and are recognized upon delivery as they have value to our customers on a stand-alone basis.

Virtual Sports

Revenue from licensing of our gaming software is recognized in accordance with the criteria set forth in ASC 985-605. Virtual sports retail revenue, which includes the provision of virtual sports content and services to retail betting outlets, and virtual sports online and mobile revenue, which includes the provision of virtual sports content and services to mobile and online operators, is based upon a contracted percentage of the operator’s net winnings or a fixed rental fee. We recognize revenue for these fees on a daily or weekly basis over the term of the arrangement. These arrangements typically include a perpetual license billed up front, granted to the customer for access to our gaming platform and content. As we do not have VSOE for the undelivered elements in virtual sports arrangements, revenue from the licensing of perpetual licenses is recognized on a straight-line basis over the term of the arrangement, or when not specified, over the expected customer relationship period.

Revenue from the development of bespoke games licensed on a perpetual basis to mobile and online operators is recognized on delivery and acceptance by the customer. We have no ongoing service obligations subsequent to customer acceptance of our bespoke games.

Customer Concentration

During the period ended September 30, 2017, there were two customers that represented at least 10% of revenues, accounting for approximately 26% and 10% of the Company’s revenues, respectively. During the period ended September 24, 2016, two customers accounted for approximately 29% and 11% of the Company’s revenues, respectively. During the period ended September 26, 2015, two customers accounted for approximately 29% and 11% of the Company’s revenues, respectively.

At September 30, 2017, two customers accounted for 26% and 13% of the Company’s accounts receivable, respectively. At September 24, 2016, there were no customers that represented at least 10% of accounts receivable.

Shipping and Handling Costs

Shipping and handling costs for products sales and hardware related to subscription services are included in cost of sales, excluding depreciation and amortization for all periods presented.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015

(in thousands, except share and per share data)

Share-Based Payment Arrangements

The Company accounts for stock based compensation in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards, and at subsequent exercise or settlement for cash-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and restricted stock units that have time vesting conditions, and stock options and performance shares that have market conditions are valued using an option-pricing model with traditional inputs for “appreciation” awards.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Our provision for income taxes is principally based on current period income (loss), changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions. We estimate current tax expense and assess temporary differences resulting from differing treatments of items for tax and accounting purposes using enacted tax rates in effect for each taxing jurisdiction in which we operate for the period in which those temporary differences are expected to be recovered or settled. These differences result in deferred tax assets and liabilities. Our total deferred tax assets are principally comprised of depreciation and net operating loss carry forwards.

Significant management judgment is required to assess the likelihood that deferred tax assets will be recovered from future taxable income. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management makes this assessment on a jurisdiction by jurisdiction basis considering the historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities. As of September 30, 2017 and September 24, 2016, we had a valuation allowance of $48,832 and $33,552, respectively, against net deferred tax assets due to uncertainty of realization of these deferred tax assets.

We evaluate income tax uncertainties, assess the probability of the ultimate settlement with the applicable taxing authority and records an amount based on that assessment. Interest and penalties, if any, associated with uncertain tax positions are included in income tax expense.

Comprehensive Loss

We include and separately classify in comprehensive loss unrealized gains and losses from our foreign currency translation adjustments, gains or losses associated with pension or other post-retirement benefits, prior service costs or credits associated with pension or other post-retirement benefits and transition assets or obligations associated with pension or other post-retirement benefits.

Leases

We lease our office facilities under operating leases. We account for certain operating leases that contain rent escalation provisions, rent abatements and/or lease incentives by recognizing rent expense on a straight-line basis over the lease term. The difference between the rent paid and the straight-line rent is recorded as a deferred liability.

Assets acquired under capital leases are amortized over a lease term which coincides with the estimated useful life of the leased assets. For the purpose of recognizing the above-mentioned lease incentives on a straight-line basis over the term of the lease, we use the date of initial possession to begin amortization. Lease renewal periods are considered in the determination of the lease term.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015

(in thousands, except share and per share data)

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASC 606),  “Revenue from Contracts with Customers, which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date” (“ASU 2014-09”). As a result, ASU No. 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016 and 2017, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12), as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20 and ASU 2017-13). The Company will adopt the standard on October 1, 2019, which may result in a cumulative-effect adjustment for deferred revenue to the opening balance sheet for 2017 and the restatement of the financial statements for all prior periods presented. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), In September 2017, the FASB issued ASU 2017-13,  “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)”, which provides additional implementation guidance on the previously issued ASU 2016-02. ASU 2016-02 increases transparency and comparability among organizations by reporting lease assets and lease liabilities, both finance (capital) and operating leases, on the balance sheet and disclosing key information about leasing arrangements. For non-public companies, the updated guidance is effective for the financial statements issued for fiscal years beginning after December 15, 2019 (and interim periods within fiscal years beginning after December 15, 2020). Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for annual periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015

(in thousands, except share and per share data)

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740)” (“ASU 2016-16”), which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted using a modified retrospective transition approach. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in ASU 2017-01 is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 along with amending other parts of the goodwill impairment test. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2021, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. At adoption, this update will require a prospective approach. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). The new guidance requires companies with sponsored defined benefit pension and/or other postretirement benefit plans to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs. The other components of net periodic benefit cost will be presented separately and not included in operating income. In addition, only service costs are eligible to be capitalized as an asset. ASU 2017-07 will be effective for fiscal years beginning after December 15, 2018, including interim periods within annual periods beginning after December 15, 2019, and the guidance will generally be applied retroactively, whereas the capitalization of the service cost component will be applied prospectively. Early adoption is permitted with all of the amendments adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” “(“ASU 2017-09”). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015

(in thousands, except share and per share data)

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The adoption of ASU 2017-11 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In August 2017, the FASB” issued ASU 2017-12, ”Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”) to simplify the application of hedge accounting guidance and improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, ASU 2017-12 requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2019. This adoption method requires companies to recognize the cumulative effect of initially applying the guidance as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

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

The shares and corresponding equity amounts and net loss per share, pre-Merger, have been retroactively restated as shares reflecting the exchange ratio in the Merger.

Warrants

As of the Closing Date, the Company had 19,079,230 outstanding warrants to purchase an aggregate of 9,539,615 shares of the Company’s common stock, which includes 8,000,000 warrants originally issued as part of the initial public offering (the “IPO”) (the “Public Warrants”) and 11,079,230 warrants issued in private placements in connection with the IPO and the Merger (the “Private Placement Warrants”). Each warrant entitles its holder to purchase one-half of one share of the Company’s common stock at an exercise price of $11.50 per whole share and will expire on December 23, 2021. The warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The warrants became exercisable 30 days after the Closing Date. The Company may redeem the Public Warrants at a price of $0.01 per warrant if the last sale price of the common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period. The Company may not redeem the Private Placement Warrants so long as they are held by the initial purchaser or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or such purchasers’ permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015

(in thousands, except share and per share data)

3.	Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2017	September 24, 2016
Trade receivables	$25,527	$16,698
Less: long term receivable recorded in other assets	(3,235)	—
Other receivables	135	88
Allowance for doubtful accounts	(1,958)	(340)
Total accounts receivable, net	$20,469	$16,446

Changes in the allowance for doubtful accounts are as follows:

	September 30, 2017	September 24, 2016
Beginning balance	$(340)	$(958)
Provision for doubtful accounts	(1,597)	—
Recoveries	—	—
Write offs	—	541
Foreign currency translation adjustments	(21)	77
Ending balance	$(1,958)	$(340)

4.	Inventory

Inventory consists of the following:

	September 30, 2017	September 24, 2016
Component parts	$4,100	6,175
Finished goods	911	1,509
Total inventories	$5,011	7,684

Component parts include parts for gaming terminals. Included in component parts are reserves for excess and slow-moving inventory of $419 and $469 for the periods ended September 30, 2017 and September 24, 2016, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

5.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	September 30, 2017	September 24, 2016
Prepaid expenses and other assets	$8,150	8,678
Unbilled accounts receivable	9,542	10,446
Total prepaid expenses and other assets	$17,692	19,124

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015

(in thousands, except share and per share data)

6.	Property and Equipment

	September 30, 2017	September 24, 2016
Short-term leasehold property	$371	$360
Video lottery terminals	105,525	104,176
Computer equipment	8,428	7,242
Plant and machinery	3,358	3,215
	117,682	114,993
Less: accumulated depreciation and amortization	(74,197)	(65,762)
	$43,485	$49,231

Depreciation and amortization expense for the periods ended September 30, 2017, September 24, 2016 and September 26, 2015 was $18,378, $22,396 and $27,297, respectively. Cost of equipment associated with specific contracts and internal use software projects are recorded as assets in the course of construction (a subsection of video lottery terminals) and not depreciated until placed in service. When the equipment is placed into service, the related costs are transferred from assets in the course of construction to video lottery terminals, and we commence depreciation. Depreciation expense is separately included within depreciation and amortization expense on the consolidated statements of operations and comprehensive loss.

7.	Software Development Costs, net

Software development costs, net consisted of the following:

	September 30, 2017	September 24, 2016
Software development costs	$89,468	$67,289
Less: accumulated amortization	(43,035)	(30,329)
	$46,433	$36,960

During the periods ended September 30, 2017 and September 24, 2016, the Company capitalized $20,103 and $22,423, respectively, of software development costs. Amounts above in the table include $2,676 and $1,797 of internal use software at September 30, 2017 and September 24, 2016, respectively.

The total amount of software costs amortized was $10,876, $7,832 and $7,195 for the periods ended September 30, 2017, September 24, 2016 and September 26, 2015, respectively. The total amount of software costs written down to net realizable value was $1,327, $1,159 and $65 for the periods ended September 30, 2017, September 24, 2016 and September 26, 2015, respectively. The weighted average amortization period was 3.2 years for the periods ended September 30, 2017 and September 24, 2016.

The estimated software amortization expense for the periods ending September 30 are as follows:

Fiscal period ending September 30,
2018	$15,123
2019	14,026
2020	9,907
2021	5,043
2022	2,073
Thereafter	261
Total	$46,433

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015

(in thousands, except share and per share data)

8.	Intangible Assets and Goodwill

The following tables present certain information regarding our intangible assets. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives of ten years with no estimated residual values, which materially approximates the expected pattern of use.

	September 30, 2017	September 24, 2016
Trademarks	$18,119	$17,592
Customer relationships	15,485	15,035
	33,604	32,627
Less: accumulated amortization	(24,364)	(20,393)
	$9,240	$12,234

The aggregate intangible asset amortization expense for the periods ended September 30, 2017, September 24, 2016 and September 26, 2015 amounted to $3,183, $3,623 and $3,889, respectively.

The estimated intangible asset amortization expense for the periods ending September 30 are as follows:

Fiscal period ending September 30,
2018	$3,339
2019	3,339
2020	2,562
Total	$9,240

Goodwill

The difference in the carrying amount of goodwill at September 30, 2017 and September 24, 2016 (amounting to $1,371), as reported in the accompanying consolidated balance sheets is attributable to foreign currency translation adjustments.

9.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2017	September 24, 2016
Direct costs of sales	$6,038	$7,530
Interest payable - cash	4,116	2,679
Accrued corporate cost expenses	2,257	1,914
Interest payable – payment in kind	664	381
Asset retirement obligations	40	—
Other creditors	5,004	4,974
	$18,119	$17,478

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015

(in thousands, except share and per share data)

10.	Other Liabilities

Other liabilities consist of the following:

	September 30, 2017	September 24, 2016
Customer prepayments and deposits	$4,346	$3,115
Foreign exchange contract liabilities	74	—
Total other liabilities, current	4,420	3,115
Other payables, net of current portion	2,079	3,454
Asset retirement obligations	866	921
Foreign exchange contract liabilities	—	12
Pension liability	3,423	7,975
Total other liabilities, long-term	6,368	12,362
	$10,788	$15,477

11.	Long Term and Other Debt

Outstanding Debt and Capital Leases

The following reflects outstanding debt and capital leases as of the dates indicated below:

	Principal	Unamortized deferred financing charge	Book value, September 30, 2017
Senior bank debt	$122,765	$—	$122,765
Capital leases and hire purchase contract	1,094	—	1,094
Total long-term debt outstanding	123,859	—	$123,859
Less: current portion of long-term debt	(7,931)	—	(7,931)
Long-term debt, excluding current portion	$115,928	$—	$115,928

	Principal	Unamortized deferred financing charge	Book value, September 24, 2016
Senior bank debt	$115,379	$(1,218)	$114,161
PIK shareholder loan notes	298,248	—	298,248
Capital leases and hire purchase contract	375	—	375
Total long-term debt outstanding	414,002	(1,218)	412,784
Less: current portion of long-term debt	(10,292)	—	(10,292)
Long-term debt, excluding current portion	$403,710	$(1,218)	$402,492

At September 30, 2017, debt consists of senior bank debt. At September 24, 2016, debt consisted of senior bank debt and loan notes payable to the former owners of Ordinary A shares (referred to as Payment in Kind (“PIK”) shareholder loan notes). Security over the debt consists of a fixed and floating charge over all assets of the Company and certain of its subsidiaries.

The senior bank facility has a cash interest rate on outstanding borrowings for this line of credit being the Bank of England’s bank’s base rate plus the base rate margin or LIBOR rate plus the bank’s LIBOR rate margin. The loan agreement includes a PIK interest rate on the outstanding borrowings that can be paid for or added to the outstanding debt. Due to foreign currency translation, these figures are then revised at each balance sheet date. The new senior bank debt is scheduled to mature on September 30, 2019.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015
(in thousands, except share and per share data)

The senior bank debt also includes a revolving facility commitment for $23,448 (£17,500). The revolver facility has an interest rate on used amounts of 5% plus LIBOR and on unused borrowings of 2%. The line of credit is scheduled to mature on September 30, 2019. At September 30, 2017 and September 24, 2016, $7,369 and $10,082 of this facility had been drawn.

In connection with the Merger, the value of PIK shareholder loan notes was reduced from $290,154 to $115,254. Accordingly, the Company recorded $174,990 as a capital contribution in the accompanying consolidated statement of stockholders’ equity representing the reduction in the value of the PIK shareholder loan notes. The shareholders transferred their rights to the remaining loan balance of $115,254 to Hydra in connection with the Merger, and therefore the $115,254 was eliminated in consolidation. The $115,254 was also accounted for as a capital contribution by the stockholders. These amounts are recorded in the consolidated statements of stockholders’ equity in shares issued in Merger. On May 31, 2017, the PIK shareholder loan notes were cancelled and are therefore no longer outstanding.

The Company is in compliance with all relevant covenants and the long-term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt for the years ending September 30 matures as follows:

Fiscal period	Senior bank debt	Capital leases and hire purchase contract	Total
2018	$7,369	$562	$7,931
2019	115,396	461	115,857
2020	—	71	71
Total	$122,765	$1,094	$123,859

12.	Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset and liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of our assets and liabilities using an established three-level hierarchy. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as follows:

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

The fair value of our financial assets and liabilities is determined by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments, which are principally cash, accounts receivable, prepaid expenses and other current assets, accounts payable and other long term liabilities, approximates their recorded values.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015
(in thousands, except share and per share data)

For each period, derivative financial instrument assets and liabilities measured at fair value on a recurring basis are included in the financial statements as per the table below.

		September 30,	September 24,
	Level	2017	2016
Earnout liability (see Note 13)	3	$16,728	$—
Derivative liability (see Note 14)	2	$964	$—
Long term receivable (included in other assets)	2	$3,235	$—
Foreign exchange contract liability (included in other current liabilities)	2	$74	$12

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and is approved by the Chief Executive Officer.

Level 3 financial liabilities consist of the earnout liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate (see Note 13).

At September 30, 2017 and September 24, 2016, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Foreign currency forward contracts

Throughout the period we enter into contracts to buy and sell foreign currency. These contracts are recorded on the balance sheets at each period end at fair value. These contracts are typically short term in nature with maturities of six months to a year. We entered into forward contracts to sell Euros and to purchase USD and the change in fair value of the derivative is recorded within interest income or expense in the consolidated statements of operations and comprehensive loss. For the periods ended September 30, 2017, September 24, 2016 and September 26, 2015, we realized interest income or expense of $62, $291 and ($488), respectively, from changes in the fair value of the derivative instrument.

13.	Earnout Liability

Pursuant to the Sale Agreement discussed in Note 2, an earnout payment of up to 2,500,000 shares of the Company’s common stock, subject to certain customary anti-dilution adjustments (the “Earnout Consideration”) shall be paid to the previous owners of Inspired (the “Selling Group”) and will be determined based on the financial performance of Inspired’s businesses in six specific countries, China, Colombia, Greece, Norway, Spain and Ukraine (collectively, the “Earnout Jurisdictions”), as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the twelve months ending September 30, 2018 (the “Earnout Period”). If such EBITDA is equal to or greater than £15,000 ($20,099), the Selling Group will receive an aggregate of 2,500,000 shares of common stock. If such EBITDA is less than £15,000 ($20,099), the Selling Group will receive the number of shares equal to the product of (x) 2,500,000 and (y) a fraction, the numerator of which is such EBITDA and the denominator of which is £15,000 ($20,099).

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015
(in thousands, except share and per share data)

In accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”), the earnout shares are not considered indexed to the Company’s own stock and therefore are accounted for as a liability with fair value changes being recorded in the consolidated statements of operations and comprehensive loss. The fair value of the Earnout Consideration is calculated using a Monte Carlo simulation to estimate the variance and relative risk of achieving future EBITDA during the Earnout Period in the Earnout Jurisdictions. This model is a discrete-time model that allows for sources of uncertainty, simulates the movements of the underlying metric and calculates the resulting derivative value for each trial. Such simulations are performed for a number of trials and the average value across all trials is determined in order to arrive at the concluded value of such derivative. The Earnout Consideration was valued at $9,575 at the date of the Merger and $16,728 at September 30, 2017.

The key assumptions in applying the Monte Carlo simulation include the Earnout Period EBITDA in the Earnout Jurisdictions for the twelve months ending September 30, 2018, a risk-adjusted discount rate of 12.3% as of September 30, 2017, a standard deviation of 48.8% as of September 30, 2017 (based on the expected standard deviation of the Earnout Period EBITDA), a normal distribution of Earnout Period EIBTDA and a Monte Carlo simulation run 100,000 times.

Significant increases or decreases to any of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum Earnout Consideration obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.

The following table provides a reconciliation of the beginning and ending balances for the earnout liability measured using significant unobservable inputs (Level 3):

Balance – September 24, 2016	$—
Initial value of earnout liability	9,575
Change in fair value of earnout liability	7,127
Foreign currency translation	26
Balance – September 30, 2017	$16,728

14.	Derivative Liability

On December 22, 2016, the Company’s Board of Directors approved the Inspired Entertainment, Inc. Second Long-Term Incentive Plan (the “Second Plan”). The Second Plan was adopted principally to provide a mechanism through which certain management bonuses due in cash to certain members of management of Inspired upon consummation of the Merger could be paid partially in stock in order to preserve liquidity in the Company. Under such arrangement, certain members of management entitled to such cash bonuses agreed to accept 50% of the bonuses due in cash at closing and 50% in restricted stock units (“RSUs”) under the Second Plan, subject to the approval of the Second Plan by the Company’s stockholders, which has not been obtained as of September 30, 2017. The maximum number of RSUs that can be granted under the Second Plan is 200,000. The Board of Directors approved grants totaling 107,914 RSUs under the Second Plan, of which 72,746 RSUs are issued and outstanding as of September 30, 2017 and scheduled to be settled on the three-year anniversary of the Merger (e.g., December 23, 2019).

If the Second Plan is not approved by stockholders prior to December 23, 2019, the scheduled settlement date, participants will be entitled to immediately receive a cash payment based on the volume weighted average price of the Company’s common stock over the 30 trading days prior to December 23, 2019. The obligation to settle the 50% balance due to management was deemed to be a derivative liability due to the potential cash settlement provision which is not within the Company’s control and, as a result, the obligation is accounted for as a derivative liability with fair value changes being recorded in the consolidated statements of operations and comprehensive loss. The fair value of the liability is calculated based on the value of the underlying common stock. Until stockholder approval is obtained, awards under the Second Plan are not considered issued and outstanding.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015
(in thousands, except share and per share data)

During the period ended September 30, 2017, awards under the Second Plan totaling 35,168 RSUs held by two participants were cancelled upon termination of their employment in consideration of the Company agreeing to settle their awards for payment in cash. Since the derivative liability associated with the potential issuance of RSUs to these participants was settled, the Company reclassified the fair value of the derivative liability amounting to $468. The settlement amount to be paid in cash, which was approximately $380, was recorded to accrued expenses and the difference between the fair value of the derivative liability at the settlement date and the amount to be paid in cash was recorded as an adjustment to additional paid in capital.

15.	Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At September 30, 2017, there were no shares of preferred stock issued or outstanding.

Series A Preferred Stock

On August 13, 2017, in connection with the “stockholder rights plan” discussed below, the Company’s Board of Directors approved a Certificate of Designation of Series A Junior Participating Preferred Stock, which designates the rights, preferences and privileges of 49,000 shares of a series of the Company’s preferred stock, par value $0.0001 per share, designated as Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”). The Certificate of Designation was filed with the Delaware Secretary of State and became effective on August 14, 2017.

Each share of Series A Preferred Stock, if issued, will not be redeemable, will entitle the holder thereof to cumulative quarterly dividend payments equal to the greater of (1) $1.00 or (2) 1,000 times the aggregate per share amount of all cash dividends, plus 1,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of common stock of the Company. Each share of Series A Preferred Stock shall entitle the holder to 1,000 votes on all matters submitted to a vote of shareholders. The Series A Preferred Stock will entitle the holder thereof to receive $1,000 per share, plus any accrued and unpaid dividends thereon, upon liquidation and, if shares of common stock are exchanged via merger, consolidation or a similar transaction, will entitle the holder thereof to a per share payment equal to $1,000 per share.

The Series A Preferred Stock will rank junior to all other series of preferred stock as to the payment of dividends and the distribution of assets, whether or not upon the dissolution, liquidation or winding up of the Company.

Stockholder Rights Plan

On August 13, 2017, the Board of Directors of the Company adopted a stockholder rights plan and declared a distribution of one right (“Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on August 25, 2017 (the “Record Date”). Each Right entitles its holder, under the circumstances described below, to purchase from the Company one one-thousandth of a share of Series A Preferred Stock of the Company at an exercise price of $45.00 per Right, subject to adjustment. The terms of the Rights are set forth in a Rights Agreement, dated as of August 13, 2017 (the “Rights Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as rights agent.

The Rights are transferable with and only with the underlying shares of common stock. New Rights will attach to any shares of common stock that become outstanding after the Record Date and prior to the earlier of the distribution time and the expiration time.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015
(in thousands, except share and per share data)

Subject to certain exceptions, the Rights become exercisable and trade separately from the common stock only upon the “distribution time,” which occurs upon the earlier of:

●	the close of business on the tenth day after the first date (the “stock acquisition date”) of public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right or obligation to acquire, beneficial ownership of 20% or more of the outstanding shares of common stock, including in the form of synthetic ownership through derivative positions (any such person or group of affiliated or associated persons being referred to herein as an “acquiring person”) or
●	the close of business on the tenth business day (or later date if determined by the Company’s Board of Directors prior to such time as any person or group becomes an acquiring person) following the commencement of a tender offer or exchange offer which, if consummated, would result in a person or group becoming an acquiring person.

The Rights are not exercisable until the distribution time.

Unless earlier redeemed or exchanged by the Company as described below, the Rights will expire at either the close of business on August 12, 2020 or, if the Rights Agreement is not approved at the Company’s 2018 annual meeting of stockholders, the close of business on August 12, 2018.

In the event that a person or group becomes an acquiring person (a “flip-in event”), each holder of a Right (other than any acquiring person and certain related parties, whose Rights automatically become null and void) will have the right to receive, upon exercise, common stock having a value equal to two times the exercise price of the Right. If an insufficient number of shares of common stock is available for issuance, then the Company’s board of directors would be required to substitute cash, property or other securities of the Company for common stock. The Rights may not be exercised following a flip-in event while the Company has the ability to cause the Rights to be redeemed.

In general, the Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right (subject to adjustment and payable in cash, common stock or other consideration deemed appropriate by the Company’s Board of Directors) at any time until ten days following the stock acquisition date. Immediately upon the action of the Board of Directors authorizing any redemption, the Rights will terminate and the only right of the holders of Rights will be to receive the redemption price.

At any time after there is an acquiring person and prior to the acquisition by the acquiring person of 50% or more of the outstanding shares of common stock, the Company may exchange the Rights (other than Rights owned by the acquiring person which will have become void), in whole or in part, at an exchange ratio of one share of common stock, or one one-thousandth of a share of Series A Preferred Stock (or of a share of a class or series of the Company’s preferred stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

Until a Right is exercised, its holder will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

Common Stock

The Company is authorized to issue 49,000,000 shares of common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each common share.

On December 29, 2016, the Company sold 164,536 shares of common stock to certain members of management in private transactions for an aggregate sales price of $1,645, or $10.00 per share.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015
(in thousands, except share and per share data)

16.	Stock-Based Compensation

Employee Stock Purchase Plan

On July 14, 2017, the Company’s stockholders approved the Inspired Entertainment Employee Stock Purchase Plan (the “ESPP”), which provides for the purchase of up to an aggregate of 500,000 shares of common stock by employees pursuant to the terms of the ESPP. The ESPP permits employees of the Company and designated subsidiaries to purchase common stock through payroll deductions during offerings periods under the plan. Six-month offering periods are anticipated to occur each January 1 and July 1 that allow participants to purchase shares based on a percentage of their base salary (from 1% to 10%) not to exceed 500 shares per period or a market value of $25,000 per year. The purchase price for offering periods is anticipated to be equal to 85% of the lower of the fair market values of the stock as of the beginning and the end of the offering period.

The ESPP is administered by the Compensation Committee which has discretion to designate different terms. The Committee approved an initial offering period with non-recurring terms from August 16, 2017 to September 4, 2017 that allowed participants to purchase up to 500 shares at a purchase price equal to 85% for U.S. participants and 80% for non-U.S. participants of the lower of the fair market values of the stock as of the beginning and end of the period. A total of 24,600 shares were purchased on September 4, 2017.

As of September 30, 2017, there were 24,600 shares of common stock issued pursuant to the ESPP and 475,400 shares remain available for purchase under the ESPP. The Company recognized $88 of compensation expense related to the ESPP during the period ended September 30, 2017.

2016 Incentive Plan

The Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan (the “2016 Incentive Plan”) was approved by the Company’s stockholders in connection with the Merger and became effective as of the Closing Date. The Compensation Committee is authorized to grant awards under the 2016 Incentive Plan to employees, officers, directors and other service providers of the Company and its affiliates and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to awards. The 2016 Incentive Plan authorizes a total of 2,778,818 shares to be issued for awards and, as of September 30, 2017, there were 2,768,776 shares subject to outstanding awards and 10,042 shares remaining available for future awards. Awards under the 2016 Incentive Plan have comprised restricted stock and RSUs.

On December 29, 2016, the Company granted 936,173 shares of restricted stock and 722,466 RSUs under the 2016 Incentive Plan to certain members of management that contain both market and service conditions. The weighted average fair value of the awards on the date of grant was $5.63 per share. The grant date fair value of the awards is being recognized as compensation expense over a vesting period ending December 23, 2019, the third anniversary of the Merger. The aggregate grant date fair value of the RSUs amounted to $4,067, of which the Company recorded $1,028 as compensation expense during the period ended September 30, 2017. The aggregate grant date fair value of the restricted stock amounted to $5,271, of which the Company recorded $1,332 as compensation expense during the period ended September 30, 2017.

On January 3, 2017, the Company granted 1,076,272 shares of restricted stock under the 2016 Incentive Plan to certain members of management that contain both market and service conditions. The weighted average fair value of the common stock on the date of grant was $5.51 per share. The aggregate grant date fair value of the awards amounted to $5,927, which is being recognized as compensation expense over a vesting period ending December 23, 2019. The Company recorded $1,482 of compensation expense during the period ended September 30, 2017.

On May 9, 2017, the Company granted 10,000 RSUs under the 2016 Incentive Plan to two employees which contain both market and service conditions. The weighted average fair value of the awards on the date of grant was $5.51 per share. The grant date fair value of the awards is being recognized as compensation expense over a vesting period ending December 23, 2019. The aggregate grant date fair value of the RSUs amounted to $55, of which the Company recorded $9 as compensation expense during the period ended September 30, 2017.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015
(in thousands, except share and per share data)

During May 2017, the Company granted 23,865 RSUs under the 2016 Incentive Plan to members of the Company’s Board of Directors. One-half of the RSUs vested on the date of grant, with the remaining RSUs vesting July 1, 2017 and October 1, 2017. The weighted average fair value of the awards on the dates of grant were $10.25 and $12.25 per share, respectively. The grant date fair value of the awards is being recognized as compensation expense over the vesting period. The aggregate grant date fair value of the RSUs amounted to $249, of which the Company recorded $249 as compensation expense during the period ended September 30, 2017.

A summary of the restricted stock award activity is as follows:

Number of Shares

Unvested Outstanding at September 24, 2016	—
Granted	2,041,067
Forfeited	(28,622)
Vested	—
Unvested Outstanding at September 30, 2017	2,012,445

The 28,622 shares shown above as forfeited reflect the reduction by 14,311 shares to each of the awards granted to the Company’s Chief Executive Officer and to the Company’s Executive Chairman on December 29, 2016 and January 3, 2017, respectively, in order to administratively correct an error in the calculation of such awards.

A summary of the RSUs activity is as follows:

Number of Shares

Unvested Outstanding at September 24, 2016	—
Granted	756,331
Forfeited	—
Vested	(17,477)
Unvested Outstanding at September 30, 2017	738,854

Stock-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company recorded non-cash compensation expense of $4,099 for the period ended September 30, 2017.

Total unrecognized compensation expense related to unvested stock awards and unvested RSUs at September 30, 2017 amounts to $11,470 and is expected to be recognized over a weighted average period of 2.2 years.

17.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Unrecognized pension benefit costs	Accumulated Other Comprehensive Loss (Income)
Balance at September 27, 2014	$2,456	$16,194	$18,650
Change during the period	(15,059)	3,950	(11,109)
Balance at September 26, 2015	(12,603)	20,144	7,541
Change during the period	(47,368)	6,722	(40,646)
Balance at September 24, 2016	(59,971)	26,866	(33,105)
Change during the period	(18,697)	(1,343)	(20,040)
Balance at September 30, 2017	$(78,668)	$25,523	$(53,145)

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015
(in thousands, except share and per share data)

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Period Ended
	September 30, 2017	September 24, 2016
Restricted Stock Units	756,331	—
Unvested Restricted Stock	2,012,445	—
Stock Warrants	9,539,615	—
	12,308,391	—

19.	Income Taxes

The following comprises the loss before income taxes:

	September 30, 2017	September 24, 2016	September 26, 2015
UK	$(38,720)	$(59,760)	$(56,895)
Mainland Europe	(5,450)	854	(1,610)
North America	(5,906)	(19)	—
South America	1,146	(645)	(711)
Total loss before income taxes	$(48,930)	$(59,570)	$(59,216)

The income tax expense consisted of the following for the periods ended September 30, 2017, September 24, 2016 and September 26, 2015:

	September 30, 2017	September 24, 2016	September 26, 2015
Income tax expense:
Current
UK	$7	$—	$163
Mainland Europe	130	290	395
South America	47	17	73
Total current taxes	$184	$307	$631

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015
(in thousands, except share and per share data)

The net deferred tax assets and liabilities arising from temporary differences at September 30, 2017 and September 24, 2016 are as follows:

	September 30, 2017	September 24, 2016
Depreciation	$35,915	$30,443
Net operating losses	13,002	5,964
Other temporary differences	1,485	—
Total deferred tax assets	50,402	36,407
Valuation allowance balance	(48,832)	(33,552)
Net deferred tax assets	1,570	2,855
Deferred tax liabilities
Intangible assets	(1,570)	(2,079)
Other temporary differences	—	(776)
Net deferred tax liabilities	$—	$—

The differences between the UK statutory tax rate and our effective rate for the periods ended September 30, 2017, September 24, 2016 and September 26, 2015 are reflected in the following table:

	September 30, 2017	September 24, 2016	September 26, 2015
Statutory income tax	34.0%	20.0%	20.5%
State taxes (net of federal)	1.9%	—	—
Tax effect of permanent differences	2.8%	(4.0)%	(2.2)%
ATCA interest disallowed	(3.3)%	(13.2)%	(14.7)%
Movement in provisions	—	0.1%	0.1
Effect of foreign taxes	(15.1)%	(0.5)%	(0.9)%
Rate change	—	0.2%	—
Transfer pricing adjustments	—	(0.2)%	—
Valuation allowance	(20.7)%	(2.9)%	(3.8)%
Effective income tax rate	(0.4)%	(0.5)%	(1.0)%

As described herein, the Inspired Group was previously owned by a UK company, however, as of December 22, 2016, the Inspired Group is owned by a US entity. As such, for purposes of the effective tax rate, the statutory rate shown in the above table refers to the US statutory rate for the period ended September 30, 2017, and the UK statutory rate for the periods ended September 24, 2016 and September 26, 2015.

The valuation allowance on deferred tax assets has been determined by considering all available evidence, both positive and negative, in order to ascertain whether it is more likely than not that carried forward deferred tax assets will be realized. The Group has a total potential deferred tax asset carried forward of $6,207 at September 30, 2017.

On consideration of the cumulative net losses in Inspired Gaming (UK) Limited and Gaming Acquisitions Limited over the three periods ending September 30, 2017, the Group has recorded a full valuation allowance of $48,832.

Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns from 2014 to 2016 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2012 to 2016 remain subject to examination by tax authorities.

In addition to in the UK, the Group is subject to taxation in the US, and in certain foreign jurisdictions (primarily in Europe), where the total of non-UK taxes payable for the period ended September 30, 2017 is $177.

A provision of $46 was included within current taxes as at September 26, 2015 to reflect an uncertain tax position relating to interest deductions. There are no similar tax provisions included as at September 30, 2017 or September 24, 2016.

A reduction in the UK corporation tax rate to 17% (effective April 1, 2020) was enacted on September 15, 2016. This will reduce the Group’s future tax charge accordingly. A previous reduction from 20% to 19% (effective April 1, 2017) was enacted on November 18, 2015.

The Group has not recognized deferred tax liabilities in respect of unremitted earnings that are considered indefinitely reinvested in foreign subsidiaries.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015
(in thousands, except share and per share data)

The utilization of the Company’s pre-Merger net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. The Company has contemplated the impact of Section 382 and analyzed its effect. While the pre-acquisition losses are subject to an annual limitation, such losses may be able to be used during the carryforward period. Accordingly, there is no impact on the financial statements due to Section 382.

20.	Related Parties

We have agreements with service companies with respect to which two prior board members of Inspired had a direct or indirect ownership interest at the time of the transaction, and, in some cases, also served as a director of such other entities. We also paid expenses with respect to space leased by a company affiliated with our Executive Chairman.

		September 30, 2017	September 24, 2016	September 26, 2015
Transactions
OpenBet Retail Limited	Total revenue	$1,853	$1,961	$2,436
NYX Gaming Group Limited	Total revenue	$89	—	—
Loxley Strategic Consulting Limited	Selling, general and administrative expenses	$(328)	$(256)	$(223)
Hydra Management LLC	Selling, general and administrative expenses	$(162)	—	—

Balances
OpenBet Retail Limited	Accounts receivable	$633	$151	$189

21.	Operating Leases

At September 30, 2017, we were obligated under operating leases covering office and warehouse space and transportation equipment expiring at various dates. Future minimum lease payments required under our operating leases at September 30, 2017 were approximately as follows:

Fiscal period ending September 30,
2018	$2,272
2019	1,872
2020	1,249
2021	373
2022	70
Total	$5,836

Rent expense under all operating leases was $1,642, $2,057 and $1,440 for the periods ended September 30, 2017, September 24, 2016 and September 26, 2015, respectively.

Some of our operating leases contain provisions for future rent increases, rent-free periods or periods in which rent payments are reduced. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent obligation, which is included in accrued expenses and other long-term liabilities in the consolidated balance sheets.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015
(in thousands, except share and per share data)

22.	Commitments and Contingencies

Employment Agreements

We are party to employment agreements with our executive officers and other employees of the Company and our subsidiaries which contain, among other terms, provisions relating to severance and notice requirements. In addition, we are party to severance agreements with former executive officers of the Company.

Separation Agreements

In September 2017, the Company entered into separation agreements with two of its executive officers, its Chief Operating Officer, David G. Wilson, and its Chief Legal Officer, Steven Holmes.

Under the terms of Mr. Wilson’s separation, consistent with his employment agreement, and applicable UK employment laws, he will receive 12 months’ salary and car allowance in the lump sum aggregate amount of £280,000 (approximately $375,000), as well as certain redundancy-related amounts totaling £50,500 (approximately $68,000) and certain benefits extensions. In addition, in lieu of receiving a bonus under the Company’s management bonus program for the Company’s fiscal year ending September 30, 2017, he will receive a payment of £191,000 (approximately $256,000) and he will receive the amount of £180,000 (approximately $241,000) over a six-month period in consideration for the cancellation of an award of RSUs he previously received upon the completion of the Merger.

Under the terms of Mr. Holmes’ separation, consistent with his employment agreement, and applicable UK employment laws, he will receive 12 months’ salary and car allowance in the lump sum aggregate amount of £176,500 (approximately $237,000), as well as certain redundancy-related amounts totaling £54,600 (approximately $73,000) and certain benefits extensions. In addition, in lieu of receiving a bonus under the Company’s management bonus program for the Company’s fiscal year ending September 30, 2017, he will receive a payment of £121,800 (approximately $163,000) and he will receive the amount of £100,000 (approximately $134,000) over a six-month period in consideration for the cancellation of an award of RSUs he previously received upon the completion of the Merger.

Legal Matters

From time to time, the Company is involved in legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have an adverse effect on its business, financial condition or results of operations.

We settled a claim in June 2017 which had been filed in the High Court in London, on December 22, 2015, by the Performing Rights Society relating to the alleged infringement of copyrighted material of the Performing Rights Society’s members in certain games on Fixed Odds Betting Terminals in UK Licensed Betting Offices. In June, the Performing Rights Society and the UK bookmaker defendants (who had formed a joint defense group) reached a settlement of these claims; the cost to the Company in excess of the insured amount was £250 ($321).

On June 30, 2017, Martin E. Schloss, the former Executive Vice President, General Counsel and Secretary of the Company, filed a lawsuit in the Supreme Court of the State of New York, County of New York, naming as defendants the Company and A. Lorne Weil, alleging a breach by Mr. Weil of a purported oral contract to name Mr. Schloss as general counsel of the entity surviving any initial business combination effected by the Company, and asserting unjust enrichment claims against Mr. Weil and the Company and quantum meruit claims against the Company to receive additional compensation for Mr. Schloss’s past services to the Company prior to its initial business combination, seeking unspecified damages in an amount allegedly expected by the plaintiff to be no less than $1 million. The Company believes that any damages if Mr. Schloss were to prevail would not be material to the Company, and is contesting the matter vigorously.

23.	Pension Plan

We operate a combined scheme which comprises of a defined benefit section and a defined contribution section.

The defined contribution scheme assets are held separately from those of the Group in an independently administered fund. The pension cost charge represents contributions payable by the Group and amounted to $1,788, $1,478 and $1,549 for the periods ending September 30, 2017, September 24, 2016 and September 26, 2015, respectively. Contributions totaling $517 and $438 were payable to the fund as at September 30, 2017 and September 24, 2016, respectively.

The defined benefit section has been closed to new entrant since April 1, 1999 and closed to future accruals for services rendered to the Company for the entire financial statement periods presented in these consolidated financial statements. Retirement benefits are generally based on a portion of an employee’s pensionable earnings during years prior to 2010. Our policy is to make contributions according to schedules agreed with the trustee every 3 years after completion of the triennial valuation undertaken by the scheme’s actuaries. We estimate that $3,276 will be contributed to the pension plan in the period ending September 30, 2018. The latest actuarial valuation of the scheme as at March 31, 2015 revealed a funding shortfall and a recovery plan consisting of additional contributions payable to the scheme has been put into place.

The trustee has made an allowance for the pension scheme liability profile when deciding the investment strategy of the pension scheme. Since the pension scheme is closed to new entrants and ceased future accrual with effect from March 31, 2010, it has continued to mature gradually. Therefore, the trustee reviews the investment strategy regularly to check whether any changes are needed. When considering the investment strategy, the trustee has taken into account the effect of any possible increases in the deficit reduction contributions on the financial position of the Company, and the extent to which the Company will be able to bear these changes.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015
(in thousands, except share and per share data)

The plan investment policy is to maximize long-term financial return commensurate with security and minimizing risk. This is achieved by holding a portfolio of marketable investments that avoids over-concentration of investment and spreads assets both over industries and geographies. In setting investment strategy, the trustees considered the lowest risk strategy that they could adopt in relation to the plan’s liabilities and designed an asset allocation to achieve a higher return while maintaining a cautious approach to meeting the plan’s liabilities. The trustees undertook a review of investment strategy and took advice from their investment advisors. They considered a full range of asset classes, the risks and rewards of a range of alternative asset allocation strategies, the suitability of each asset class and the need for appropriate diversification. The pension scheme has implemented a new investment strategy over the year to reduce risk without adversely affecting return. The current strategy is to hold 22% in a diversified growth fund, 12% in absolute return bonds, 15% in equity-linked bonds, 6% in a liability-driven investment fund and 45% in a buy-in policy.

Our pension benefit costs are calculated using various actuarial assumptions and methodologies. These assumptions include discount rates, inflation, expected returns on plan assets, mortality rates and other factors. The assumptions used in recording the obligations under our plans represent our best estimates, and we believe that they are reasonable, based on information as to historical experience and performance as well as other factors that might cause future expectations to differ from past trends. Differences in actual experience or changes in assumptions may affect our pension obligations and future expense. The principal factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets.

Our valuation methodologies used for pension assets measured at fair value are as follows. There have been no changes in the methodologies used at September 30, 2017 and September 24, 2016.

The diversified fund is valued at fair value by using the net asset value (“NAV”) of shares held by the plan at the year end. The NAV of the diversified fund is not publicly quoted. The majority of the underlying securities have observable Level 1 or 2 pricing inputs, including quoted prices for similar assets in active or non-active markets. ASC 820, Fair Value Measurements and Disclosures, allows NAV per share to serve as a practical expedient to estimate the fair value of the diversified fund. ASC 820 also states that where NAV is allowed to be used as an estimate of fair value, if the reporting entity has the ability to redeem its investment at NAV as of the measurement date, that investment shall be categorized as a Level II fair value measurement. If the investment cannot be redeemed at the measurement date, but may be redeemable in the future, but at an uncertain date, the investment shall be categorized as a Level 3 fair value measurement.

As of September 30, 2017 and September 24, 2016, the diversified fund was redeemable at NAV as of the measurement dates and, therefore, classified as Level 2.

With respect to the buy-in contract, it was agreed during the year ended September 27, 2014, that 281 pensioners of the plan would be insured by means of a pensioner buy-in. The liabilities and assets in respect of insured pensioners are assumed to match for the purposes of ASC 715, Pensions - Retirement Benefits, disclosures (i.e. the full benefits have been insured). The approach adopted has therefore been to include within the total value of assets, an amount equal to the calculated total liability value of the insured pensioners on the actuarial assumptions adopted for ASC 715 purposes. The buy-in contract is, therefore, classified as Level 3.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015
(in thousands, except share and per share data)

The following table sets forth the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at our September 30, 2017 and September 24, 2016 measurement dates:

	September 30, 2017	September 24, 2016
Change in benefit obligation:
Benefit obligation at beginning of period	$104,667	$98,482
Interest cost	2,559	3,401
Actuarial (gain)/loss	300	19,658
Benefits paid	(4,827)	(2,617)
Foreign currency translation adjustments	3,178	(14,257)
Benefit obligation at end of period	$105,877	$104,667
Change in plan assets:
Fair value of plan assets at beginning of period	$96,692	$93,605
Actual gain on plan assets	3,596	15,840
Employer contributions	3,280	3,415
Benefits paid	(4,827)	(2,617)
Foreign currency translation adjustments	3,713	(13,551)
Fair value of assets at end of period	$102,454	$96,692
Amount recognized in the consolidated balance sheets:
Unfunded status (non-current)	$(3,423)	$(7,975)
Net amount recognized	$(3,423)	$(7,975)

The following table presents the components of our net periodic pension benefit cost:

	September 30, 2017	September 24, 2016	September 26, 2015
Components of net periodic pension benefit cost:
Interest cost	$2,559	$3,401	$3,879
Expected return on plan assets	(2,402)	(3,178)	(3,728)
Amortization of net loss	448	274	193
Net periodic cost	$605	$497	$344

The accumulated benefit obligation for all defined benefit pension plans was $105,877 and $104,667 as of September 30, 2017 and September 24, 2016, respectively. The underfunded status of our defined benefit pension plans recorded as a liability in our consolidated balance sheets as of September 30, 2017 and September 24, 2016 was $3,423 and $7,975, respectively.

The estimated net loss, net transition asset (obligation) and prior service credit for the plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $421, $0 and $0, respectively.

The fair value of the plan assets at September 30, 2017 by asset category is presented below:

	Level 1	Level 2	Level 3	Total
Diversified fund	$—	$60,977	$—	$60,977
Buy-in contract	—	—	40,452	40,452
Cash	1,025	—	—	1,025
Total	$1,025	$60,977	$40,452	$102,454

The fair value of the plan assets at September 24, 2016 by asset category is presented below:

	Level 1	Level 2	Level 3	Total
Diversified fund	$—	$56,166	$—	$56,166
Buy-in contract	—	—	39,901	39,901
Cash	625	—	—	625
Total	$625	$56,166	$39,901	$96,692

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015
(in thousands, except share and per share data)

The change in fair value of the pension assets during the periods ended September 30, 2017 and September 24, 2016 valued using significant unobservable inputs (Level 3) is presented below:

Balance at September 27, 2015	$41,570
Unrealized loss on asset still held at September 24, 2016	(1,669)
Balance at September 24, 2016	39,901
Unrealized gain on asset still held at September 30, 2017	551
Balance at September 30, 2017	$40,452

The table below presents the weighted-average actuarial assumptions used to determine the benefit obligation and net periodic benefit cost for the Plan.

	September 30, 2017	September 24, 2016	September 26, 2015
Discount rate	2.80%	2.60%	4.10%
Expected return on assets	3.60%	2.60%	3.95%
RPI inflation	3.40%	3.10%	3.30%
CPI inflation	2.40%	2.10%	2.30%
Pension increases – pre-2006 service	3.30%	3.00%	3.20%
Pension increases – post-2006 service	2.20%	2.20%	2.20%

The following benefit payments are expected to be paid:

2018	$2,337
2019	$2,536
2020	$2,481
2021	$2,720
2022	$2,925
Thereafter (5 years from September 2022)	$17,985

24.	Segmental Reporting and Geographic Information

Operating segments are identified as components of an enterprise for which separate and discrete financial information is available and is used by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision-maker is the Chief Executive Officer.

The Company’s chief decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and operating profit by operating unit. This information is used for purposes of allocating resources and evaluating financial performance.

The Company operates its business along two operating segments, which are segregated based on the basis of revenue stream: Service Based Gaming and Virtual Sports. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.”

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), total assets and total capital expenditures for the periods ended September 30, 2017, September 24, 2016 and September 26, 2015, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist principally of selling, general and administrative expenses, depreciation and amortization, capital expenditures, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015
(in thousands, except share and per share data)

Segment Information

Period ended September 30, 2017

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$74,072	$33,424	$—	$107,496
Hardware	15,048	—	—	15,048
Total revenue	89,120	33,424	—	122,544
Cost of sales, excluding depreciation and amortization:
Cost of service	(11,688)	(4,157)	—	(15,845)
Cost of hardware	(10,839)	—	—	(10,839)
Selling, general and administrative expenses	(15,569)	(6,168)	(36,564)	(58,301)
Stock-based compensation expense	(231)	(261)	(3,743)	(4,235)
Acquisition related transaction expenses	—	—	(11,411)	(11,411)
Depreciation and amortization	(26,367)	(5,587)	(1,856)	(33,810)
Segment operating income (loss)	24,426	17,251	(53,574)	(11,897)

Net operating loss				$(11,897)

Revenue from major customers:
Customer 1	$31,110	$1,142	$—	$32,252
Customer 2	12,273	525	—	12,798
Total revenue from major customers	$43,383	$1,667	$—	$45,050

Total assets at September 30, 2017	$113,692	$75,975	$29,356	$219,023

Total goodwill at September 30, 2017	$—	$47,076	$—	$47,076

Total capital expenditures for the period ended September 30, 2017	$22,921	$7,039	$2,768	$32,728

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015
(in thousands, except share and per share data)

Period ended September 24, 2016

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$78,912	$33,288	$—	$112,200
Hardware	7,573	—	—	7,573
Total revenue	86,485	33,288	—	119,773
Cost of sales, excluding depreciation and amortization:
Cost of service	(12,317)	(4,308)	—	(16,625)
Cost of hardware	(3,789)	—	—	(3,789)
Selling, general and administrative expenses	(19,128)	(7,050)	(34,495)	(60,673)
Acquisition related transaction expenses	—	—	(4,959)	(4,959)
Depreciation and amortization	(26,678)	(6,402)	(1,930)	(35,010)
Segment operating income (loss)	24,573	15,528	(41,384)	(1,283)

Net operating loss				$(1,283)

Revenue from major customers:
Customer 1	$33,681	$971	$—	$34,652
Customer 2	12,876	192	—	13,068
Total revenue from major customers	$46,557	$1,163	$—	$47,720

Total assets at September 24, 2016	$104,117	$77,282	$8,471	$189,870

Total goodwill at September 24, 2016	$—	$45,705	$—	$45,705

Total capital expenditures for the period ended September 24, 2016	$15,811	$7,158	$2,703	$25,672

Period ended September 26, 2015

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$88,139	$27,186	$—	$115,325
Hardware	12,248	—	—	12,248
Total revenue	100,387	27,186	—	127,573
Cost of sales, excluding depreciation and amortization:
Cost of service	(11,895)	(4,586)	—	(16,481)
Cost of hardware	(7,746)	—	—	(7,746)
Selling, general and administrative expenses	(22,017)	(6,691)	(35,997)	(64,705)
Acquisition related transaction expenses	—	—	(524)	(524)
Depreciation and amortization	(33,415)	(3,952)	(2,019)	(39,386)
Segment operating income (loss)	25,314	11,957	(38,540)	(1,269)

Net operating loss				$(1,269)

Revenue from major customers:
Customer 1	$36,302	$1,070	$—	$37,372
Customer 2	13,296	110	—	13,406
Total revenue from major customers	$49,598	$1,180	$—	$50,778

Total assets at September 26, 2015	$135,841	$94,017	$10,082	$239,940

Total goodwill at September 26, 2015	$—	$53,442	$—	$53,442

Total capital expenditures for the period ended September 26, 2015	$44,731	$5,923	$1,751	$52,405

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015
(in thousands, except share and per share data)

Geographic Information

Geographic information for revenue is set forth below:

	September 30, 2017	September 24, 2016	September 26, 2015
Total revenue
UK	$79,991	$87,885	$95,760
Italy	16,598	21,260	20,674
Greece	11,668	—	1,861
Rest of world	14,287	10,628	9,278
Total	$122,544	$119,773	$127,573

Geographic information of our non-current assets excluding goodwill is set forth below:

	September 30, 2017	September 24, 2016
Total non-current assets, excluding goodwill
UK	$68,069	$73,033
Italy	5,761	7,737
Greece	20,728	9,653
Rest of world	14,189	9,002
Total	$108,747	$99,425

Software development costs are included as attributable to the market in which they are used.

25.	Selected Quarterly Financial Data, Unaudited

	Quarter Ended
	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
Total revenue	$27,037	$28,060	$32,311	$35,136
Total cost of sales(1)	(4,909)	(5,683)	(9,074)	(7,018)
Selling, general and administrative expenses	(13,731)	(14,404)	(13,786)	(16,380)
Stock-based compensation expense	(36)	(1,291)	(1,377)	(1,531)
Acquisition related transaction expenses	(10,460)	(813)	(74)	(64)
Depreciation and amortization	(7,168)	(8,004)	(8,705)	(9,933)
Operating income (loss)	(9,267)	(2,135)	(705)	210
Other expense, net	(13,065)	(6,953)	(7,714)	(9,301)
Income tax (expense) benefit	(51)	(32)	86	(187)
Net loss	$(22,383)	$(9,120)	$(8,333)	$(9,278)

Basic and diluted net loss per share	$(1.79)	$(0.45)	$(0.41)	$(0.46)

Weighted average number of shares outstanding during the periods – basic and diluted	12,490,280	20,378,002	20,378,002	20,384,954

(1) Exclusive of depreciation and amortization

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED

SEPTEMBER 30, 2017, SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015
(in thousands, except share and per share data)

	Quarter Ended
	December 31, 2015	March 31, 2016	June 30, 2016	September 24, 2016
Total revenue	$30,815	$30,440	$29,408	$29,110
Total cost of sales(1)	(4,705)	(4,628)	(4,737)	(6,344)
Selling, general and administrative expenses	(16,176)	(14,595)	(14,199)	(15,703)
Acquisition related transaction expenses	(1,278)	(389)	(690)	(2,602)
Depreciation and amortization	(9,272)	(9,172)	(9,131)	(7,435)
Operating income (loss)	(616)	1,656	651	(2,974)
Other expense, net	(16,172)	(14,968)	(14,211)	(12,936)
Income tax (expense) benefit	(86)	(203)	(58)	40
Net loss	$(16,874)	$(13,515)	$(13,618)	$(15,870)

Basic and diluted net loss per share	$(1.47)	$(1.15)	$(1.15)	$(1.34)

Weighted average number of shares outstanding during the periods – basic and diluted	11,502,684	11,801,369	11,801,369	11,801,369

(1) Exclusive of depreciation and amortization

26.	Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.