Form 10-K/A
period 2017-09-30
Inspired Entertainment, Inc.
filed 2018-01-29
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of January 26, 2018, there were 21,478,775 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE

Inspired Entertainment, Inc. (the “Company” or “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on December 4, 2017, to add the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. This information was previously omitted from the Form 10-K in reliance upon General Instruction G(3) to Form 10-K, which permits such information to be incorporated in the Form 10-K by reference from a definitive proxy statement that involves the election of directors, or to be added by an amendment to the Form l0-K, provided that either the definitive proxy statement or the amendment to the Form 10-K is filed with the SEC not later than 120 days after the end of the fiscal year covered by the Form 10-K.

In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new Exhibits 31.1 and 31.2 are filed herewith. Furthermore, certain additional exhibits which were filed by the Company subsequent to the filing of the Form 10-K have been added to the exhibit index and incorporated by reference, an updated list of subsidiaries is filed herewith, and Exhibit 10.4 included in the exhibit index of the Form 10-K has been removed because such exhibit has been amended and is incorporated by reference herewith and listed as Exhibit 10.4.

This Amendment does not amend or otherwise update any other information in the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K, as well as with our other filings with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Position
A. Lorne Weil	71	Executive Chairman
Luke L. Alvarez	50	President and Chief Executive Officer, Director
Nicholas Hagen	45	Director
M. Alexander Hoye	48	Director
Ira H. Raphaelson	64	Director
John M. Vandemore	44	Director
Roger D. Withers	75	Director
Daniel B. Silvers	41	Executive Vice President and Chief Strategy Officer
Stewart F.B. Baker	34	Chief Financial Officer
Steven R. Rogers	42	Chief Commercial Officer, Digital Games
Lee Gregory	50	Chief Commercial Officer, Server Based Gaming

A. Lorne Weil, our Executive Chairman since the consummation of the business combination that created the current Inspired Entertainment, Inc. (the “Business Combination”), was the co-sponsor and founder of Inspired’s predecessor, Hydra Industries Acquisition Corp, and previously served as its Chairman and Chief Executive Officer. Mr. Weil has been a principal of Hydra Management, an investment vehicle he formed, since September 2014. Mr. Weil was Chairman of the Board of Scientific Games Corporation (and its predecessor Autotote Corporation) from October 1991 to November 2013. Mr. Weil also served as the Chief Executive Officer of Scientific Games Corporation (and its predecessor Autotote Corporation) from 1992 to 2008 and from November 2010 to November 2013 (Mr. Weil had retired in 2008) and as the President from August 1997 to June 2005. Under Mr. Weil’s stewardship, the company made a number of significant acquisitions and joint ventures, including the privatization of the off-track betting operations of the State of Connecticut, and the acquisitions of Scientific Games Holdings Corp., IGT Online Entertainment Systems, Global Draw and WMS Industries, and the privatization of the Illinois, New Jersey and Italian lotteries. Prior to joining Scientific Games, Mr. Weil was President of Lorne Weil, Inc., a firm he founded which provided strategic planning and corporate development services to technology-based industries, a role he maintained from 1979 to November 1992. From 1974 to 1979, Mr. Weil was Vice President — Corporate Development at General Instrument Corporation. From 1970 to 1974, Mr. Weil was a manager with the Boston Consulting Group. Mr. Weil received his undergraduate degree from the University of Toronto, an M.S. degree from the London School of Economics and an M.B.A. from Columbia University, where he served for more than 10 years on the Board of Overseers. In 2012, Mr. Weil was the sponsor and Chairman of the Board of Andina Acquisition Corp., a NASDAQ-listed blank check company and is currently the Chairman of its successor entity, Tecnoglass Inc. Mr. Weil has been Executive Chairman of Leisure Acquisition Corp., a blank check company, since September 2017.

Luke L. Alvarez, our President and Chief Executive Officer since December 2016, was the founder and Chief Executive Officer of Inspired Gaming Group, a position he occupied since the Company’s inception in 2002. Prior to founding Inspired, Mr. Alvarez served as Chief Operating Officer of Emap Digital. Prior to Emap, Mr. Alvarez served as Head of Business Development of Boo.com. Previously, Mr. Alvarez held positions with The Boston Consulting Group and Comshare Inc. Mr. Alvarez has previously served as a Director of Leisure Link Holdings and The Cloud Networks Ltd. Mr. Alvarez holds a First Class undergraduate degree and an M. Phil. from the University of Cambridge and was a visiting Fulbright Scholar at the University of California Berkeley.

Nicholas Hagen, one of our directors since the Business Combination, was the Chief Operating Officer of London House Exchange Ltd, trading as PropertyPartner (a private limited company) until 2017. Property Partner is a residential property investment firm. He held the role since February 2016. Prior to joining Property Partner, Mr. Hagen was the Sports Operations Director of Betfair Group PLC, a sports betting and gaming company, from 2011 to 2015. Prior to joining Betfair, from 2008 to 2011, Mr. Hagen held a number of positions at GTECH G2, a subsidiary of Lottomatica Group, rising to Chief Operating Officer –Sports Betting. Mr. Hagen has also held positions with Gastro Gaming Company Ltd. and Sporting Index Group. Mr. Hagen holds a History of Art degree from the University of Manchester.

M. Alexander Hoye, one of our directors since May 2017, is the Chief Executive Officer of The Faction Collective S.A., a venture-backed retail brand platform that he co-founded in 2006. He is Chairman and co-founder of the London-based Runway East which provides co-working locations and other services for businesses. He was Chief Executive Officer of the digital marketing firm Latitude Group from August 2008 to November 2012. In 1999, he co-founded GoIndustry plc, a global industrial asset resale marketplace, where he was CFO when it was taken public in 2006. He is an angel investor in numerous technology and retail-based projects. He was employed by McKinsey & Co. from 1996 to 1999 as a management consultant with a focus on financial institutions, corporate restructuring, ecommerce, M&A and new market entry and before that worked in the Studios strategic planning division of Walt Disney Company. He has an undergraduate degree from Stanford University and an M.B.A. from Harvard Business School.

Ira H. Raphaelson, one of our directors since the Business Combination, served as Executive Vice President and Global General Counsel of Las Vegas Sands Corp. from November 2011 and the Company’s Secretary from January 2015 until August 2016. Mr. Raphaelson served as vice president and general counsel of Scientific Games Corp. from February 2006 until October 2011 and as its secretary from June 2006 until October 2011. Mr. Raphaelson was a partner in and helped manage the Washington D.C. office of the law firm of O’Melveny & Myers LLP for ten years and a partner in the Washington D.C. office of Shaw Pittman for three years. Prior to entering private practice, he was a state and federal prosecutor for 15 years, serving the last two years as a Presidentially appointed Special Counsel for Financial Institutions Crime.

John M. Vandemore, one of our directors since the Business Combination, has served as Chief Financial Officer of Skechers, a globally branded casual footwear design and marketing company, since November 2017. Previously, he served as Executive Vice President, Divisional Chief Financial Officer of Mattel, from September 2015 until October 2017. Prior to that, he served as Chief Financial Officer and Treasurer of International Game Technology from 2012 until 2015. Prior to that, from 2007 to 2012, Mr. Vandemore served as Vice President and Chief Financial Officer of Walt Disney Imagineering, a division of The Walt Disney Company, a global entertainment company. From 2005 to 2007, Mr. Vandemore served as Vice President and Director, Operations Planning & Analysis of The Walt Disney Company. Prior to 2005, Mr. Vandemore held various positions at AlixPartners, Goldman Sachs, and PricewaterhouseCoopers. Mr. Vandemore earned a Bachelor of Business Administration degree with a major in Accountancy from the University of Notre Dame and a Master of Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University.

Roger D. Withers, one of our directors since the Business Combination, has been the Non-Executive Chairman of SafeCharge International Group Ltd since 2015. Mr. Withers served as the Non-Executive Chairman of Sportech Plc from 2011 until May 2017, and as a Director of Sportech from 2001 until 2006. He also served as Non-Executive Chairman of Playtech Plc from 2006 until 2013 and as Non-Executive Chairman of Arena Leisure Plc from 2001 until 2006. Mr. Withers has held senior executive positions with Bass Plc and Ladbroke Plc and has also held positions with Booz Allan & Hamilton.

Daniel B. Silvers, our Executive Vice President and Chief Strategy Officer, joined Inspired in December 2016. Mr. Silvers is also the managing member of Matthews Lane Capital Partners LLC an investment firm he founded in 2015. He has served as Chief Executive Officer and a director of Leisure Acquisition Corp., a blank check company, since September 2017. Mr. Silvers serves on the board of directors of PICO Holdings, Inc., where he serves as Lead Independent Director. He has previously served on the boards of directors of International Game Technology, Universal Health Services, Inc., Forestar Group Inc., bwin.party digital entertainment plc, Ashford Hospitality Prime, Inc. and India Hospitality Corp., as well as serving as President of Western Liberty Bancorp, an acquisition-oriented company which bought and recapitalized Service1st Bank of Nevada, a community bank in Las Vegas, Nevada. In 2015, Mr. Silvers was featured in the National Association of Corporate Directors’ “A New Generation of Board Leadership: Directors Under Age 40” list of emerging corporate directors. Prior to founding Matthews Lane in June 2015, Mr. Silvers was the President of SpringOwl Asset Management LLC, having joined a predecessor entity in 2009. Previously, Mr. Silvers was a Vice President at Fortress Investment Group, a leading global alternative asset manager, where he worked from 2005 to 2009. Prior to joining Fortress, he was a senior member of the real estate, gaming and lodging investment banking group at Bear, Stearns and Co. Inc., where he worked from 1999 to 2005. Mr. Silvers holds a B.S. in Economics and an M.B.A. in Finance from The Wharton School of the University of Pennsylvania.

Stewart F.B. Baker, our Chief Financial Officer since January 2017, joined Inspired Gaming Group in September 2014. Prior to being appointed Chief Financial Officer, Mr. Baker served as Director of Finance for Inspired Gaming Group from October 2015 to January 2017 and as Group Financial Controller for Inspired Gaming Group from September 2014 to October 2015. From 2009 to 2014, Mr. Baker was employed by Experian Plc, a leading global information services company, serving in various positions, including Divisional Financial Controller. Mr. Baker previously worked as a Chartered Accountant at Deloitte LLP. Mr. Baker holds a BSc in Economics from the University of Sheffield (UK), where he was awarded the Knoop Prize.

Steven R. Rogers, our Chief Commercial Officer, Digital Games, since 2009, is responsible for divisional P&L and product strategy of the Virtual Sports product area. Mr. Rogers joined Inspired in 2006 while he was the Chief Operating Officer of Red Vision, a CGi company based in Manchester, UK which specialized in animation for the television and film industries and was acquired by Inspired in 2006. Mr. Rogers is a Chartered Management Accountant who completed his accountancy qualifications while being employed as Management Accountant and Finance Director from 1998-2002 at Red Vision.

Lee Gregory, our Chief Commercial Officer, Server Based Gaming, joined Inspired Gaming Group in 1984 and assumed the position of Chief Commercial Officer, with responsibility for the global SBG market, in 2015. From 2012 to 2015, Mr. Gregory served as Inspired Gaming Group’s Senior Vice President with responsibility for the Company’s home market in the United Kingdom, which is its largest market. Mr. Gregory has more than thirty years of gaming market experience, including in product and game development with responsibility for all types of development programs. Mr. Gregory created and implemented a diversified portfolio of UK gaming brands. Mr. Gregory holds a Master’s Degree in Business Administration.

Board of Directors

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. Based on information requested from and provided by each director concerning his background, employment and affiliations, our Board has determined that each of Messrs. Hagen, Hoye, Raphaelson, Vandemore and Withers have no material relationships that would interfere with the exercise of independent judgment and are considered “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules.

An “independent director” is defined under the NASDAQ rules generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Leadership Structure and Risk Oversight

Lead Independent Director. Mr. Raphaelson serves as the Board’s Lead Independent Director.

Committees of the Board of Directors. The standing committees of our board of directors consist of an Audit Committee, a Compensation Committee, and a Nominating, Governance and Compliance Committee. Each of the committees reports to the board of directors as they deem appropriate and as the board may request.

Audit Committee

Messrs. Vandemore, Hagen and Raphaelson currently serve as members of our Audit Committee. Mr. Vandemore serves as chairman of the Audit Committee. Under NASDAQ listing standards and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. Messrs. Vandemore, Hagen and Raphaelson are each independent under applicable NASDAQ and SEC rules.

Each member of the Audit Committee is financially literate and our board of directors has determined that Mr. Vandemore qualifies as an “Audit Committee financial expert” as defined in applicable SEC rules.

We have adopted an Audit Committee charter, available on our website, which details the principal functions of the Audit Committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing the firm’s internal quality-control procedures; any material issues raised by the most recent internal quality-control review, or peer review, of the firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, respecting one or more independent audits carried out by the firm, and any steps taken to deal with any such issues; and to assess the independent auditors’ independence, all relationships between the independent auditors and the Company;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to our entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The current members of our Compensation Committee are Messrs. Withers, Hoye, Raphaelson and Vandemore. Mr. Withers is the chairman of the Compensation Committee. We have adopted a Compensation Committee charter, available on our website, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our equity-based remuneration plans;

●	assisting management in complying with our SEC filings and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The Compensation Committee charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Nominating, Governance and Compliance Committee

The current members of our Nominating, Governance and Compliance Committee are Messrs. Raphaelson, Hagen and Withers. Mr. Raphaelson is the chairman of the Nominating, Governance and Compliance Committee. We have adopted a Nominating, Governance and Compliance Committee charter, available on our website, which details the principal functions of the Nominating, Governance and Compliance Committee, including:

●	reviewing and making recommendations to the Board annually with respect to the composition, size and needs of the Board;

●	developing a pool of potential director candidates in the event of a vacancy on the Board;

●	reviewing stockholder nominations for candidates to the Board, if any, and any stockholder proposals affecting corporate governance, and making recommendations to the Board accordingly;

●	reviewing the size, structure and composition of each committee of the Board and presenting recommendations to the Board for committee membership annually and to fill vacancies as needed;

●	evaluating and recommending termination of membership of individual directors in accordance with the Company’s bylaws, for cause or for other appropriate reasons;

●	in conjunction with the President and Chief Executive Officer, reviewing planning for the succession to the position of Chairman of the Board and President and Chief Executive Officer and other senior management positions;

●	periodically reviewing overall corporate governance principles, procedures and practices of the Company and making recommendations to the Board as appropriate;

●	evaluating and monitoring the Company’s policies and procedures for the use of third party contractors and customer acquisition; and

●	monitoring compliance by the Company with its policies, including but not limited to the Company’s Whistle Blowing Policy, Insider Trading Policy, Code of Ethics, Anti-Corruption and Bribery Policy, and guidelines regarding conflicts of interest.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or Compensation Committee, or other committee serving an equivalent function, of any entity that has one or more executive officers serving on our board of directors or Compensation Committee, except Mr. Weil and Mr. Silvers serve as members of the board of directors of Leisure Acquisition Corp, a blank check company formed in September 2017, as well as hold the positions of executive chairman and chief executive officer, respectively, for such entity.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. Copies of our Code of Ethics and our Audit Committee, Compensation Committee and Nominating, Governance and Compliance Committee charters are available on our website at www.inseinc.com. Amendments to, or waivers for any of our principal executive officers from the requirements of, our Code of Ethics, if any, will be disclosed on our website at www.inseinc.com or in current reports on Form 8-K filed with the SEC.

Involvement in Certain Legal Proceedings

Mr. Hoye served as Chief Executive Officer of the digital marketing firm Latitude Group in the U.K., which entered a “pre-packaged” insolvency process on January 10, 2010. The administrator effected a sale of the company’s business in a management buyout and Mr. Hoye remained as Chief Executive Officer through October 2012, with the business having gone from showing losses to generating a profit.

Except as set forth above, in the past ten years, no director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors and executive officers, and the beneficial owners of more than 10% of our common stock, publicly file reports of their ownership of our securities with the SEC. Our directors, executive officers and such beneficial owners are required to furnish the Company with copies of all such reports that they file. Based upon a review of these filings, the Company is not aware of any failure to file such reports on a timely basis during the Company’s fiscal year 2017, except Mr. Alvarez filed a Form 3 and a Form 4 with respect to two acquisitions that were one day late; MIHI LLC, a 10+% stockholder, filed a Form 4 that was six days late with respect to four transactions; and Philip Russmeyer, a former director, filed a Form 3 that was five days late.

ITEM 11. EXECUTIVE COMPENSATION.

We are an “emerging growth company,” as defined in the JOBS Act. As such, we are eligible for certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to, reduced disclosure obligations regarding executive compensation, including the requirement to include a specific form of Compensation Discussion and Analysis. We have elected to take advantage of certain of the scaled disclosure requirements available to emerging growth companies.

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by or paid to our principal executive officer, our two other most highly compensated executive officers and our former chief operating officer, collectively referred to as our “named executive officers”, for all services rendered in all capacities to us and our subsidiaries in our 2017 and 2016 fiscal years.

	Year (1)	Salary (2) ($)	Bonus (3) ($)	Stock Awards (4) ($)	Option Awards ($)	Nonequity Incentive Plan Compensation (5) ($)	All Other Compensation (6) ($)	Total ($)
Luke Alvarez	2017	621,601	2,940,720	5,214,911			8,677	8,785,909
President and Chief Executive Officer	2016	555,960					7,006	562,966

Lorne Weil	2017	538,904		5,100,670			19,880	5,659,454
Executive Chairman

Daniel Silvers	2017	269,452		826,000			599,172	1,694,624
Executive Vice President and Chief Strategy Officer

David Wilson	2017	320,882	440,982	668,484			782,249	2,212,597
Former Chief Operating Officer (7)	2016	361,196					94,694	455,890

(1) Messrs. Alvarez and Wilson were paid in British pounds, which have been converted into U.S. dollars based on average exchange rates during fiscal years 2016 and 2017, which were 1.4446 and 1.2739, respectively, except that, in the case of bonuses and other non-recurring payments, the rate for the month of payment was used.

(2) The salary shown for Mr. Alvarez includes amounts payable in connection with his services as a member of the board of directors of DMWSL 633 Limited, a UK subsidiary of the Company: $24,077 for fiscal 2016 and $40,661 for fiscal 2017. The salaries shown for Messrs. Weil and Silvers reflect services commencing December 23, 2016.

(3) The bonuses shown for 2017 were payable in the first quarter of fiscal year 2017 in connection with the closing of the Business Combination on December 23, 2016. Mr. Wilson received one half of his bonus amount in restricted stock units with a scheduled settlement date of December 23, 2019. The restricted stock units held by Mr. Wilson are being settled in six monthly cash installments following his departure from the Company in September 2017; the total cash amount to be paid is equal to the initial bonus value, which was less than the market value of the Company’s stock at the time it was agreed to settle the restricted stock units in cash.

(4) The stock awards shown reflect the aggregate grant date fair value of awards of restricted stock or restricted stock units that have both performance and service conditions computed in accordance with FASB ASC Topic 718. The fair value of the awards was determined using the Monte Carlo simulation method. For additional information, see our consolidated financial statements included elsewhere in this report.

(5) In addition to the bonuses payable in the first quarter of fiscal year 2017 in connection with the closing of the Business Combination, as described in footnote (3), above, the named executive officers and the Company’s other executive officers were eligible to receive performance-based bonuses in respect of fiscal 2017, based on a percentage of their respective base salaries and financial performance targets set for fiscal 2017. As management did not meet the bonus targets set, the Compensation Committee did not award any bonuses to the Company’s executive officers, including the named executive officers, under the bonus program. Mr. Wilson, whose employment ended just prior to the end of the fiscal year, received a cash amount in lieu of a bonus (see “All Other Compensation” in the table above).

(6) The amounts under “All Other Compensation” include the following for 2017: (a) Mr. Alvarez, health insurance premiums of $6,438 and life insurance premiums for coverage under a group policy of $2,239; (b) Mr. Weil, reimbursement of health insurance premiums of $19,880; (c) Mr. Silvers, reimbursement of health insurance premiums of $33,251, payment of $65,921 in respect of 2017 in lieu of receiving pension and car allowance benefits available to Company executives in jurisdictions outside of the U.S., in respect of a clause in Mr. Silvers’ employment agreement dated December 14, 2016 that he receive benefits on terms no less favorable than those offered to any other executive of the Company except the Chief Executive Officer and Executive Chairman, and payments of approximately $500,000 for consulting services provided in connection with the Business Combination by Matthews Lane Capital Partners LLC, of which Mr. Silvers is managing member, and as to which one quarter was paid at the closing of the Business Combination, one-quarter was paid in the form of restricted stock units to Mr. Silvers and the remainder was paid on the first anniversary of the closing of the Business Combination; and (d) Mr. Wilson, contributions to a defined contribution plan of $75,595, an allowance for use of a personal vehicle of $32,812, health insurance premiums of $1,153, life insurance premiums for coverage under a group policy of $1,499 and termination payments of $671,190, which included $255,883 in lieu of a bonus.

For 2016, the amounts consist of: (a) Mr. Alvarez, health insurance premiums of $6,872 and life insurance premiums for coverage under a group policy of $134; and (b) Mr. Wilson, contributions to a defined contribution plan of $54,173, an allowance for use of a personal vehicle of $36,794, health insurance premiums of $1,803 and life insurance premiums for coverage under a group policy of $1,924.

(7) Mr. Wilson’s employment terminated September 21, 2017.

Executive Compensation Oversight and Objectives

Since the completion of the Business Combination and the establishment of our new board of directors and board committees in early 2017, our executive compensation program has been overseen by the Compensation Committee of our board of directors. The Compensation Committee has developed the following goals for our executive compensation program:

●	To attract and retain key executive talent by providing the named executive officers with competitive compensation;

●	To reward the named executive officers based upon the achievement of Company performance goals and individual performance goals; and

●	To align the interests of the named executive officers with those of our stockholders.

At the time the Compensation Committee was established, our named executive officers were principally employed under arrangements inherited from one or the other of the two businesses that merged in the Business Combination, Hydra and Inspired Gaming Group. The Committee has since worked to bring the Company’s the employment arrangements into convergence with the principles it has developed for our executive compensation program and to help ensure general alignment with market conditions, including through the process of consulting with an independent compensation advisor. See “—Compensation Consultant”, below. Compensation adjustments made since the establishment of the Compensation Committee have been based on rigorous individual performance evaluations and market compensation analysis.

As a result of these efforts, certain changes, favorable to the Company, have been agreed in respect of our employment arrangements with Messrs. Alvarez, Weil and Silvers. Waivers or changes to portions of other legacy arrangements may be agreed by the relevant parties. Mr. Wilson’s employment agreement was terminated in connection with his departure from the Company, and we entered into a separation agreement with him effective September 21, 2017.

Compensation Consultant

The Compensation Committee retained AETHOS Consulting Group (“AETHOS”) as its independent compensation consultant for fiscal year 2017. AETHOS provides its advice on an as-needed basis upon the request of the Compensation Committee. During fiscal year 2017, AETHOS provided peer group analyses to the Compensation Committee in connection with its assessments of compensation levels for certain of our executive officers, the development of terms for several executive officer employment arrangements, and the determination of compensation for our directors. As part of its reviews of executive officer compensation terms, the Compensation Committee considered information provided by AETHOS that compared our executive officer compensation levels against the compensation levels of similarly situated executives in comparable positions at peer group companies, as identified by AETHOS. In addition to the services provided by AETHOS to the Compensation Committee, management retained AETHOS for compensation consulting regarding short-term bonus alternatives and planning. Fees for such services in fiscal year 2017 were less than $120,000.

The Compensation Committee determined that AETHOS is independent under applicable SEC and Nasdaq rules, based on the Committee’s review of the services provided to the Company as described above and information provided by AETHOS, and concluded that no conflict of interest existed that would prevent AETHOS from independently advising the Compensation Committee.

Executive Compensation Elements

In fiscal year 2017, the principal elements of compensation for our named executive officers were:

●	base salary;

●	short-term cash bonus awards;

●	long-term equity awards;

●	personal benefits; and

●	termination and change in control provisions.

Agreements with Named Executive Officers

The employment service agreements entered into with each of our named executive officers establish the overall framework for each such officer’s compensation, including base salary and target and maximum bonus amounts. In addition, certain changes, favorable to the Company, have been agreed in respect of our employment arrangements with Messrs. Alvarez, Weil and Silvers. We have included below descriptions of our employment arrangements with each of our named executive officers.

Amended Service Agreement and Letter Agreement with Luke Alvarez, President and Chief Executive Officer

On March 23, 2017, Inspired Gaming (Gibraltar) Limited (“Gaming Gibraltar”), a subsidiary of the Company, and Luke L. Alvarez, the President and Chief Executive Officer of the Company, amended Mr. Alvarez’s service agreement dated April 1, 2015 (“Service Agreement”). Under the terms of such agreement, as amended, Mr. Alvarez is paid an annual base salary of £478,736 from our Gibraltar operating company. Also on March 23, 2017, DMWSL 633 Limited, a UK subsidiary of the Company, and Mr. Alvarez entered into a letter agreement, pursuant to which, effective January 1, 2017, Mr. Alvarez receives an annual fee of £46,264 per year, in connection with his position as director of such entity. The two amounts total £525,000. Under the terms of the Service Agreement, Mr. Alvarez has a target annual bonus of not less than 100% of £525,000 and a maximum annual bonus of not more than 200% of £525,000, subject to performance goals determined by the Compensation Committee.

Each party to Mr. Alvarez’s Service Agreement is required to give 12 months’ notice of termination of employment; provided that the Company may in its absolute discretion elect to terminate the employment of Mr. Alvarez with immediate effect on or at any time after giving notice by paying to Mr. Alvarez the salary and other benefits contractually due to him (or an amount equal to the cash value thereof) in respect of the notice period or, if less, the notice period still outstanding. If Mr. Alvarez leaves, or is required to leave, his employment as a result of injury, disability, ill health, retirement or redundancy, or is otherwise dismissed (unless Mr. Alvarez is dismissed for gross misconduct or voluntarily resigns before the end of the current fiscal year), he would be entitled to receive a pro-rated annual bonus during the twelve-month contractual notice period as if all of the performance conditions of such bonus had been satisfied. Mr. Alvarez shall continue to be paid his salary during any period of absence of work due to sickness, injury or other incapacity up to a maximum of 26 weeks in aggregate in any period of 52 consecutive weeks. Mr. Alvarez’s employment may be terminated by the Company immediately without notice, or payment in lieu of notice, in the event of any serious or persistent material breach of the terms of his Service Agreement (after prior written warning and a reasonable opportunity to rectify the breach) and in certain other events.

Under his employment service agreement, Mr. Alvarez is subject to a covenant not to enter into a competing business for a period of six months after the date of termination of his employment.

Mr. Alvarez received a grant of 926,272 shares of restricted stock pursuant to the 2016 Incentive Plan, effective December 29, 2016. The vesting of the restricted stock award is subject to certain performance and service conditions set forth in the Plan.

Service Agreement with Lorne Weil, Executive Chairman

On January 16, 2017, the Company entered into an employment agreement with A. Lorne Weil, who assumed the position of Executive Chairman of the Company upon the closing of the Business Combination. Under the terms of his employment agreement, Mr. Weil’s annual base salary is $700,000, with a target annual bonus of not less than 100%, and a maximum annual bonus of not more than 200%, of his annual base salary, subject to performance goals determined by the Compensation Committee. Mr. Weil will also be eligible to receive additional incentive bonuses, equity and benefits on terms no less favorable than those offered to any other executive of the Company. Mr. Weil’s employment agreement does not have a set term, and his employment with the Company is non-exclusive.

The employment agreement may be terminated without cause on three months’ written notice by either party. Upon termination by the Company without cause (as defined), Mr. Weil would be entitled to (i) any earned, but unpaid, annual bonus with respect to the year prior to the year in which the termination occurred, (ii) a pro-rated maximum annual bonus for the year in which the termination occurred, (iii) his salary for the eighteen-month period following the termination date (or thirty (30) months if termination occurs within two years immediately following the Business Combination or any change in control, as defined), (iv) one and one-half times his target annual bonus (or two and one-half times if termination occurs within two years immediately following the Business Combination or any change in control) and (v) acceleration of 100% vesting of all incentive and equity compensation to which he is entitled at the termination date (although in the case of any award under the 2016 Incentive Plan, such award shall not be forfeited upon such termination, but shall remain subject to the time, performance or other conditions to vesting specified in such award). Mr. Weil may be terminated by the Company immediately upon written notice for cause (as defined). In such instance, the Company would be obligated to pay Mr. Weil (i) any accrued but unpaid salary, (ii) any earned and vested benefits and (iii) any unreimbursed business expenses. On the occurrence of an event constituting “good reason” (as defined), Mr. Weil may terminate the agreement immediately at any time within 90 days of such event. On termination for good reason, Mr. Weil is entitled to the payments applicable to a termination by the Company without cause.

Under the employment agreement, Mr. Weil will remain subject to certain covenants, including, among other things, a covenant not to enter into a directly competing business or solicit employees of the Company for a period of twelve months after termination of his employment, as well as a covenant not to disclose certain confidential information of the Company. Mr. Weil will also be entitled to reimbursement for private medical insurance.

Mr. Weil received an award of 926,272 shares of restricted stock pursuant to the 2016 Incentive Plan, effective January 3, 2017. On December 21, 2017, we and Mr. Weil agreed that his award of restricted stock was cancelled, and Mr. Weil received an award of 926,272 restricted stock units (“RSUs”) under an incentive stock plan approved by the Compensation Committee and the full Board on December 22, 2016, which incentive stock plan will be submitted for stockholder approval at the next annual stockholders’ meeting. The vesting of the restricted stock units is subject to the closing of a transformational acquisition by the Company (as defined in the award), or Mr. Weil’s continued service through December 31, 2019, or other vesting terms. For a further description of the cancellation of the restricted stock award and the granting of the restricted stock unit award, see “—Long-Term Equity Awards”, below. On December 22, 2017, at the request of the Company, Mr. Weil acknowledged and agreed that any RSUs granted under the December 21, 2017 award would not vest in the event he were terminated for cause (as defined in the award) notwithstanding anything to the contrary in his employment agreement.

Amended Service Agreement with Daniel Silvers, Executive Vice President and Chief Strategy Officer

On December 14, 2016, prior to the Business Combination, Daniel B. Silvers entered into an employment agreement, effective upon the closing of the Business Combination, to join the Company as Chief Strategy Officer. Under the terms of his employment agreement, Mr. Silvers’ annual base salary was $350,000, with a target annual bonus of not less than 100%, and a maximum annual bonus of not more than 200%, of his annual base salary, subject to performance goals determined by the Compensation Committee. Mr. Silvers is eligible to receive additional incentive bonuses, equity and benefits on terms no less favorable than those offered to any other executive of the Company except the Chief Executive Officer and Executive Chairman. Mr. Silvers’ employment agreement does not have a set term, and his employment with the Company is non-exclusive.

On December 22, 2017, we and Mr. Silvers entered into a supplemental letter agreement that: (i) memorialized Mr. Silvers’ title as Executive Vice President and Chief Strategy Officer; (ii) increased Mr. Silvers’ annual salary to $385,000, effective October 1, 2017; (iii) memorialized the Company’s obligation to pay by June 30, 2018 an additional $65,921 in respect of fiscal year 2017, based on a clause in Mr. Silvers’ employment agreement dated December 14, 2016 that he receive benefits on terms no less favorable than those offered to any other executive of the Company except the Chief Executive Officer and Executive Chairman; and (iv) confirmed Mr. Silvers’ agreement that he will provide professional services to the Company, consistent with the responsibilities outlined in his December 14, 2016 employment agreement, as reasonably determined by the Company’s Executive Chairman, Mr. Weil. All other terms and conditions of the Mr. Silvers’ December 14, 2016 employment agreement remain unchanged.

The employment agreement may be terminated without cause on three months’ written notice by either party. Upon termination by the Company without cause (as defined), Mr. Silvers would be entitled to (i) any earned, but unpaid, annual bonus with respect to the year prior to the year in which the termination occurred, (ii) a pro-rated maximum annual bonus for the year in which the termination occurred, (iii) his salary for the two-year period following the termination date (or three years if termination occurs within two years immediately following the commencement date of the agreement or any change in control, as defined), (iv) two times his maximum annual bonus (or three times if termination occurs within two years immediately following the commencement date of the agreement or any change in control) and (v) acceleration of 100% vesting of all incentive and equity compensation to which he is entitled at the termination date (although in the case of any award under the 2016 Incentive Plan, such award shall not be forfeited upon such termination, but shall remain subject to the time, performance or other conditions to vesting specified in such award). Mr. Silvers may be terminated by the Company immediately upon written notice for cause (as defined). In such instance, the Company would be obligated to pay to Mr. Silvers (i) any accrued but unpaid salary, (ii) any earned and vested benefits and (iii) any unreimbursed business expenses. On the occurrence of an event constituting “good reason” as defined, Mr. Silvers may terminate the agreement immediately at any time within 90 days of such event. On termination for good reason, Mr. Silvers is entitled to the payments applicable to a termination by the Company without cause.

Under the employment agreement, Mr. Silvers will remain subject to certain covenants, including, among other things, a covenant not to enter into a competing business, for any period after termination of his employment during which he receives certain specified termination payments, as well as a covenant not to disclose certain confidential information of the Company.

The Company also agreed to make consulting payments to Matthews Lane Capital Partners LLC, of which Mr. Silvers is a principal, in the amount of $500,000 for consulting services previously provided (the “Consulting Payment”) as to which one quarter was paid at closing, one-quarter was paid in the form of restricted stock units to Mr. Silvers and the remainder was paid on first anniversary of the closing of the Business Combination.

Mr. Silvers received an award of 150,000 shares of restricted stock pursuant to the 2016 Incentive Plan, effective January 3, 2017. On December 21, 2017, we and Mr. Silvers agreed that his award of restricted stock was cancelled, and Mr. Silvers received an award of 150,000 restricted stock units (“RSUs”) under an incentive stock plan approved by the Compensation Committee and the full Board on December 22, 2016, which incentive stock plan will be submitted for stockholder approval at the next annual stockholders’ meeting. The vesting of the restricted stock units is subject to the closing of a transformational acquisition by the Company (as defined in the award), or Mr. Silvers’ continued service through December 31, 2019, or other vesting terms. For a further description of the cancellation of the restricted stock award and the granting of the restricted stock unit award, see “—Long-Term Equity Awards”, below. On December 22, 2017, at the request of the Company, Mr. Silvers acknowledged and agreed that any RSUs granted under the December 21, 2017 award would not vest in the event he were terminated for cause (as defined in the award) notwithstanding anything to the contrary in his employment agreement.

Separation Agreement with David G. Wilson, Former Chief Operating Officer

On September 21, 2017, we and Mr. Wilson agreed on terms by which Mr. Wilson’s employment was terminated by reason of redundancy, effective September 21, 2017. Under the terms of Mr. Wilson’s settlement agreement, as governed by his prior employment agreement, Mr. Wilson will receive 12 months’ salary and car allowance in the lump sum aggregate amount of £280,000, as well as certain redundancy-related amounts totaling £50,500 and certain benefits extensions. In addition, in lieu of receiving a bonus for the Company’s fiscal year ending September 30, 2017, he will receive a payment of £191,000 and he will receive £180,000 over a six-month period in consideration for the cancellation of an award of restricted stock units he previously received upon the completion of the Business Combination.

Indemnification Agreements

The Company has entered into standard indemnification agreements with each of its directors and executive officers pursuant to which such individuals are indemnified by the Company to the fullest extent permitted under Delaware law.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards made to our named executive officers as of September 30, 2017, the end of our 2017 fiscal year.

Name	Option awards					Stock awards (1) (2) (3)
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Luke Alvarez								926,272	12,273,104

Lorne Weil								926,272	12,273,104

Daniel Silvers								150,000	1,987,500

David Wilson								118,736	1,573,252

(1)	The awards were granted in recognition of the closing of the Business Combination, with performance and service conditions such that one-third of the total would vest on each of the first three anniversaries of the Business Combination (December 23, 2017, December 23, 2018 and December 23, 2019), provided that the market price targets for the Company’s shares applicable in each year of the three-year vesting period ($12.50, $15.00 and $17.50, respectively) were achieved. Any portion of an award that has not vested by the fifth anniversary of the Business Combination shall be cancelled. The values shown were calculated by multiplying the number of shares subject to the awards by the closing price of the Company’s common stock on September 30, 2017 ($13.25).

(2)	In addition to these awards, as of September 30, 2017, Mr. Silvers held 12,500 restricted stock units which were issued in lieu of cash amounts otherwise payable to him upon the closing of the Business Combination. Such units are scheduled to be distributed on December 23, 2019.

(3)	On December 21, 2017, we and each of Mr. Weil and Mr. Silvers, respectively, agreed that their respective awards of restricted stock were cancelled, and each received an award of restricted stock units in a number equal to the number of their respective cancelled awards of restricted stock. The vesting of the restricted stock units is subject to the fulfillment of one or more conditions, including the closing of a transformational acquisition by the Company (as defined in the awards), or Mr. Weil’s or Mr. Silvers’ continued service through December 31, 2019, respectively, or other conditions. For a further description of the cancellation of the restricted stock awards and the granting of the restricted stock unit awards, see “—Long-Term Equity Awards”, below.

Application of Executive Compensation Elements

Details regarding the fiscal year 2017 application of our principal executive compensation elements are described below.

Base Salary

Base salary levels for our named executive officers were determined principally under pre-existing arrangements inherited from one or the other of the two businesses that merged in the Business Combination.

Short-Term Cash Bonus Awards

Cash bonuses were paid in in the first quarter of fiscal year 2017 in connection with the closing of the Business Combination on December 23, 2016. In addition, the named executive officers and the Company’s other executive officers were eligible to receive performance-based cash bonuses in respect of fiscal 2017, based on a percentage of their respective base salaries and the Company’s EBITDA performance in fiscal 2017, pursuant to a bonus program established by the Compensation Committee. The Compensation Committee has determined not to award any bonuses to the Company’s executive officers, including the named executive officers, under such bonus program.

The Compensation Committee has adopted, for fiscal year 2018, Company and individual performance goals, pursuant to which the Company’s executive officers may receive cash bonuses following the completion of fiscal year 2018 based on the extent to which such performance goals are achieved during the course of the fiscal year. The Compensation Committee adopted performance goals so that awards made pursuant to such goals that contributed to a named executive officer earning more than $1 million in annual compensation would qualify as tax deductible to the Company for U.S. federal income tax purposes under Section 162(m) of the U.S. Internal Revenue Code. However, on December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act, which substantially modifies the U.S. Internal Revenue Code and, among other things, eliminates the performance-based compensation exception under Section 162(m). As a result, the Company currently expects that, in respect of fiscal 2018 and beyond, any compensation amounts over $1 million paid to any named executive officer will no longer be deductible. See “—Tax Considerations Relating to Executive Compensation”. The Company’s expectation is that this change will not have a material effect on its operating results or financial condition.

Long-Term Equity Awards

Long-term equity awards were made to each of our named executive officers in recognition of the closing of the Business Combination, based on arrangements made by each of the two businesses that merged in the Business Combination and based on the joint recommendation of the Executive Chairman and Chief Executive Officer. These awards took the form of restricted stock or restricted stock units with performance and service conditions such that one-third of the total would vest on each of the first three anniversaries of the Business Combination (December 23, 2017, December 23, 2018 and December 23, 2019), provided that the market price targets for the Company’s shares applicable in each year of the three-year vesting period ($12.50, $15.00 and $17.50, respectively) were achieved. Any portion of an award that has not vested by the fifth anniversary of the Business Combination shall be cancelled.

In October 2017, the market price target for the vesting of the first third of the awards was achieved, causing the shares underlying the first third of the awards to vest on December 23, 2017. If the Company were to have delivered all shares subject to this vesting, it would have incurred obligations to pay a substantial cash amount in respect of the withholding taxes due upon delivery of such shares. Given the low trading volume of the Company’s shares in the public market and the provisions governing the awards that provided participants with the ability to “net settle” vested awards on delivery, management concluded that it was inadvisable for any person to attempt to sell a portion of such shares in the market to raise the necessary cash and that net settlement would impose an adverse impact on the Company’s cash flow.

At the December 12, 2017 meeting of the Compensation Committee, the Committee considered various mechanisms for addressing the cash payment obligations, including the possibility of securing deferral of the vesting and settlement of the awards in exchange for additional shares or increases to base salaries. The Committee ultimately rejected those approaches and adopted an approach intended to address the cash payment matter while also more closely aligning certain management incentives with the Company’s goal of achieving a transformational acquisition in the foreseeable future. Specifically, the Committee approved the cancellation of the restricted stock awards previously granted to the Executive Chairman and Chief Strategy Officer under the 2016 Incentive Plan, which covered an aggregate of 1,076,272 shares and accounted for more than 50 percent of the Company’s total cash requirement relating to the awards vesting on December 23, 2017. Then, the Committee granted the Executive Chairman and Chief Strategy Officer new awards of restricted stock units, with new vesting terms. The new restricted stock units vest upon the earliest of a transformational acquisition by the Company (as defined in the award), or the respective recipient’s continued service through December 31, 2019, or a change in control of the Company (as defined in the relevant provisions of the U.S. tax code) or the respective recipient’s death or disability. Restricted stock units that vest do not settle (by the issuance of the equivalent number of shares of common stock) until the respective recipient’s employment terminates, unless there is an earlier change in control of the Company. Moreover, under the new awards, the Company need not permit net settlement. The awards were made subject to clawback provisions extending for three years following the settlement of the awards. In granting the awards, the Committee also secured a clarification on the part of both the Executive Chairman and the Chief Strategy Officer that their respective employment agreements did not override the vesting terms of the new awards themselves, so that any unvested portion of the new RSUs would be subject to forfeiture in the event of termination of the executive by the Company for cause (as defined in the awards) or a voluntary resignation. This clarification had not been made with respect to the prior, cancelled restricted stock awards.

The Committee believes this approach is in the best interests of the Company and its stockholders, in that the cancellation of the restricted stock awards substantially mitigated the Company’s immediate cash need, and the two senior executives most responsible for driving the Company’s non-organic growth received an additional incentive to achieve a transformational acquisition. It also removed the risk of a cash need arising upon the vesting of the second or third tranches of the cancelled awards, and rendered nearly 1.1 million shares available for reuse under the Company’s stockholder-approved 2016 Incentive Plan. The new awards were issued under the Company’s Second Long-Term Incentive Plan (the “Second Plan”), which has not yet been approved by stockholders. The Company intends to put the Second Plan before stockholders for approval at the 2018 annual meeting of stockholders, currently planned for March 2018. The cancellation of the old awards and the granting of the new awards will result in a net increase in the Company’s accrued expenses of $3.6 million in the first quarter of the fiscal year 2018 and a net increase in the aggregate fair value of the two executives’ awards of approximately $5.7 million.

Personal Benefits

The personal benefits arrangements with Messrs. Alvarez, Weil and Silvers are, and the personal benefits arrangements with Mr. Wilson were, set forth principally in pre-existing contracts inherited from one or the other of the two businesses that merged in the Business Combination. Mr. Alvarez is a Gibraltar resident, and receives insurance and other benefits often provided in the UK and Gibraltar markets. Mr. Weil and Mr. Silvers receive U.S. market-related benefits, except that, pursuant to their employment agreements, they are eligible to receive additional benefits on terms no less favorable than those offered to any other executive of the Company (except, in the case of Mr. Silvers, the Chief Executive Officer and Executive Chairman). Mr. Wilson is a UK resident, and received pension, personal vehicle allowance, insurance and other benefits often provided in that market.

Termination and Change in Control Provisions

The termination and change-in-control provisions in the agreements with Messrs. Alvarez, Weil and Silvers are, and the termination provisions in the employment service agreement with Mr. Wilson were, principally set forth in pre-existing contracts inherited from one or the other of the two businesses that merged in the Business Combination. Our employment service agreement with Mr. Alvarez, who is a Gibraltar resident, contains various terms and conditions that would govern his separation from the Company, should he be terminated. Our employment service agreements with each of Messrs. Weil and Silvers, who are U.S. residents, contain terms and conditions that would govern their separation from the Company, should they be terminated, and that would govern their compensation upon a change in control of the Company.

Director Compensation

In fiscal year 2017, upon the closing of the Business Combination, the Company adopted a compensation program for non-employee directors, which provides for payment of annual cash retainers of $50,000 and annual grants of restricted stock units having an aggregate grant date value of $50,000, subject to adjustment based on the market price of the Company’s stock. Directors who chair a Committee of the Board or serve as the lead independent director receive additional amounts of $5,000 as an annual retainer and $5,000 as an annual equity award, subject to adjustment based on the market price of the Company’s stock. AETHOS provided peer group analyses to the Compensation Committee in connection with determining compensation levels for our directors.

The compensation paid during fiscal year 2017 to individuals who served as non-employee directors of following the Business Combination is shown below.

	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nicholas Hagen	39,039	50,000	—	—	—	—	89,039
M. Alexander Hoye	16,859	29,449	—	—	—	—	46,308
Ira H. Raphaelson	46,846	59,993	—	—	—	—	106,839
John M. Vandemore	42,942	54,991	—	—	—	—	97,933
Roger Withers	42,380	54,991	—	—	—	—	97,371

(1)	Represents retainers for services commencing December 23, 2016, for all non-employee directors except Mr. Hoye, whose services commenced May 31, 2017.

(2)	Represents annual grants of restricted stock units. The grant date fair value was computed in accordance with FASB ASC Topic 718, by multiplying the number of shares subject to the award by the closing price of the common stock on the grant date. For additional information, see our consolidated financial statements included elsewhere in this report.

The compensation paid during fiscal 2017 to individuals who were non-employee directors of Inspired prior to the Business Combination (and who no longer serve as such) is shown below, other than amounts paid to Messrs. Alvarez and Wilson, whose compensation is disclosed in the Summary Compensation Table above.

	Fees Earned or Paid in Cash (1) ($)		Stock Awards ($)		Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (1) ($)		Total (1) ($)
Ian Riley	20,888	(2)	—		—	—	—	—		20,888
Philip M. Russmeyer	20,888	(3)	—		—	—	—	—		20,888
James W. O’Halleran	7,962		55,742	(4)	—	—	—	437,282	(5)	500,986
Jeremy Brade	13,328	(6)	—		—	—	—	—		13,328

(1)	All cash payments were made to the non-employee directors in British pounds. The amounts in this table have been converted into U.S. dollars based on the average of the exchange rates during the fiscal year, which was GBP 1 = USD 1.2739, except that, in the case of non-recurring payments, the average of the exchange rates for the month of payment was used.

(2)	Represents amounts paid to Vitruvian Partners LLP on behalf of Vitruvian Directors I Limited (“Vitruvian I”) as a fee in respect of service on the Board of Directors of Inspired. Mr. Riley was an appointed representative of Vitruvian I.

(3)	Represents amounts paid to Vitruvian Partners LLP on behalf of Vitruvian Directors II Limited (“Vitruvian II”) as a fee in respect of service on the Board of Directors of Inspired. Mr. Russmeyer was an appointed representative of Vitruvian II.

(4)	Mr. O’Halleran received an award of restricted stock units upon the closing of the Business Combination. The award has both performance and service conditions and the value shown reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The fair value of the award was determined using the Monte Carlo simulation method. For additional information, see our consolidated financial statements included elsewhere in this report.

(5)	Represents consulting fees and bonuses paid to Loxley Strategic Consulting Limited, a firm owned by Mr. O’Halleran, which provides services to Inspired Gaming (UK) Limited in the areas of government relations, compliance, management and strategy; the amount includes a $244,990 bonus payable in connection with the Business Combination, one-half of which was awarded in the form of restricted stock units to Mr. O’Halleran.

(6)	Represents amounts paid to Harwood Capital LLP (“Harwood”) as a fee in respect of service on the Board of Directors of Inspired. Mr. Brade was an appointed representative of Harwood.

Tax Considerations Relating to Executive Compensation

The Compensation Committee’s general policy has been that compensation should qualify as tax deductible to the Company for U.S. federal income tax purposes whenever reasonably practicable. Previously, under Section 162(m) of the U.S. Internal Revenue Code, compensation paid to any named executive officer in excess of $1 million per year was not deductible unless the compensation was “performance-based” as described in the regulations under Section 162(m). Compensation generally qualified as “performance-based” if it was determined using pre-established objective formulas and performance criteria approved by stockholders within the past five years. Annual bonus awards under our 2016 Incentive Plan have been designed to maximize tax deductibility by satisfying the performance-based compensation exception under Section 162(m). The performance-based provisions of our 2016 Incentive Plan were approved by our stockholders in connection with their approval of the closing of the Business Combination.

However, on December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act, which substantially modifies the U.S. Internal Revenue Code and, among other things, does away with compensation deductibility under Section 162(m). As a result, the Company currently expects that, in 2018 and beyond, any compensation amounts over $1 million paid to any named executive officer will no longer be deductible by it (or any other person subject to U.S. federal income tax). The Company’s expectation is that this change will not have a material effect on its operating results or financial condition.

2016 Long-Term Incentive Plan

On December 22, 2016, the stockholders of the Company approved the Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan (the “Incentive Plan”) which authorizes the issuance of 2,778,818 shares of common stock pursuant to awards granted thereunder. Our board of directors believes that compensation of the type available for grant under the Incentive Plan, a cash- and stock- based incentive plan, furthers our goal of creating long-term value for our stockholders by fostering an ownership culture that encourages a focus on long-term performance, retention, and stockholder value creation, and exposes participants to economic diminishment if our share performance lags.

Key Features of the Incentive Plan

The Incentive Plan and our related governance practices and policies include many features that are designed to protect stockholder interests. A summary of these features follows, and a more detailed description of the features is included under the heading “Summary of the Incentive Plan” below. The summaries in this proposal do not provide a complete description of all the provisions of the Incentive Plan and are qualified in their entirety by reference to the full text of the Incentive Plan, which is attached as an exhibit to this annual report.

●	Fixed Reserve of Shares. The number of shares of common stock available for grant under the Incentive Plan is fixed and will not automatically increase because of an “evergreen” feature— meaning, stockholder approval is required to increase the share reserve under the Incentive Plan, allowing our stockholders to have direct input on our equity compensation program.

●	No Repricing. The Incentive Plan prohibits the repricing of awards without stockholder approval.

●	No Discounted Stock Options or Stock Appreciation Rights. Except with respect to substitute awards granted in connection with a corporate transaction, all stock options and stock appreciation rights must have an exercise price or base price equal to or greater than the fair market value of the underlying shares of common stock on the date of grant.

●	Limitation on Term of Stock Options and Stock Appreciation Rights. The maximum term of a stock option or stock appreciation right under the Incentive Plan is 10 years.

●	No Dividends or Dividend Equivalents on Unearned Awards. Generally, any cash dividends and share dividends paid on shares of restricted stock will be withheld by the Company and will be subject to vesting and forfeiture to the same degree as the shares of restricted stock to which such dividends relate. The Incentive Plan also prohibits the current payment of dividends or dividend equivalent rights on unvested or unearned performance awards.

●	Clawback. Awards granted under the Incentive Plan will be subject to the Company’s clawback and/or recoupment policies in effect at the time of grant or as otherwise required by applicable law.

●	No Automatic Grants. The Incentive Plan does not provide for automatic grants to any participant.

●	Plan Committee. The Incentive Plan will be administered by a committee of our board of directors or a subcommittee thereof (the “Plan Committee”), comprised entirely of independent directors.

●	No Tax Gross-Ups. The Incentive Plan does not provide for any tax gross-ups.

●	No “Liberal Share Recycling.” Liberal Share Recycling is prohibited — meaning that the Incentive Plan does not recycle shares that were not issued or delivered upon the net settlement or net exercise of a stock option or stock appreciation right, shares delivered to or withheld by us to pay the purchase price or withholding taxes relating to an outstanding award or shares repurchased by us on the open market with the proceeds of a stock option exercise.

Purpose

The Incentive Plan is designed to assist us in attracting, retaining, motivating and rewarding certain employees, officers, directors and other service providers of the Company and its affiliates, and to promote the creation of long-term value for our stockholders by closely aligning the interests of such individuals with those of our stockholders.

Administration

The Incentive Plan will be administered by the Plan Committee, which will have the authority to designate participants, grant awards, determine the number of shares of common stock to be covered by awards, determine the terms and conditions of any awards, construe and interpret the Incentive Plan and related award agreements, accelerate the vesting of any outstanding awards and make other decisions and determinations for the administration of the Incentive Plan. However, any award of restricted stock, restricted stock units or stock appreciation rights, or other stock-based award (other than any award to a non-employee director) must include conditions to the vesting of such award or the delivery of stock thereunder that are no more favorable to the participant than those set forth on Annex A to the Incentive Plan. To the extent permitted by applicable law, the Plan Committee is generally permitted to delegate its authority under the Incentive Plan to our board of directors, a member of our board of directors or an executive officer of the Company. However, the Plan Committee may not delegate its authority to (i) our board of directors or to an executive officer of the Company with regard to grants to “covered employees” under Section 162(m) of the Code, or (ii) a member of our board of directors or an executive officer of the Company with regard to the participation of, or the timing, pricing or amount of an award to, an officer, director or other person subject to Section 16 of the Exchange Act.

Shares Available for Issuance under the Incentive Plan and Limits on Awards

Under the Incentive Plan, we will be authorized to issue 2,778,818 shares pursuant to awards.

If any award granted under the Incentive Plan expires or is canceled, forfeited, settled in cash or otherwise terminated without delivery of shares to a participant, the undelivered shares will again become available for awards under the Incentive Plan. Shares subject to an award will not be again available for issuance under the Incentive Plan if such shares are: delivered to or withheld by the Company to pay withholding taxes, subject to an option or stock appreciation right and were not issued upon the net settlement or exercise of such option or stock appreciation right, delivered to the Company to pay the purchase price related to an outstanding option or stock appreciation right, or repurchased by the Company on the open market with the proceeds of an option exercise.

Awards and the shares authorized under the Incentive Plan are subject to adjustment as described below under “Equity Restructuring.”

During any time that the Company is subject to Section 162(m) of the Code, to the extent an award is intended to qualify as exempt performance-based compensation under Section 162(m) of the Code, (i) the maximum number of shares of common stock subject to stock options, performance awards or stock appreciation rights that may be granted to any individual in any one calendar year may not exceed 1,000,000 and (ii) the maximum value of a performance award that is valued in dollars (as opposed to shares) and that is intended to qualify as performance-based compensation under Section 162(m) of the Code that may be granted to any individual in any one year may not exceed $2,000,000. In addition, the maximum value of the aggregate cash compensation and shares of common stock that may be granted to a non-employee director of the Company in any one year may not exceed $250,000.

Awards and the shares of common stock authorized under the Incentive Plan, as well as any individual share limits, are subject to adjustment as described below under “Equity Restructuring.”

Eligibility

Participants in the Incentive Plan will consist of such officers, other employees, non-employee directors, consultants, independent contractors and agents of the Company or its affiliates (and individuals expected to become such service providers of the Company or its affiliates), as selected by the Plan Committee in its sole discretion. As of the date hereof, there are approximately 800 employees, including officers, and non-employee directors who would be eligible to participate in the Incentive Plan, if selected by the Plan Committee.

Grants of Awards

Pursuant to the Incentive Plan, the Plan Committee may grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (including cash-based performance awards), and other cash-based or stock-based awards.

Stock Options. The Incentive Plan allows the grant of both incentive stock options, within the meaning of Section 422(b) of the Code, and non-qualified stock options.

A stock option granted under the Incentive Plan provides a participant with the right to purchase, within a specified period of time, a stated number of shares of common stock at the price specified in the applicable award agreement. The exercise price applicable to a stock option will be set by the Plan Committee at the time of grant and, except with respect to substitute awards granted in connection with a corporate transaction, will not be less than the fair market value of a share of common stock on the date of grant.

Stock options will vest in accordance with the terms of the applicable award agreement. The maximum term of a stock option granted under the Incentive Plan is 10 years from the date of grant (or five years in the case of an incentive stock option granted to a 10% stockholder). Payment of the exercise price of a stock option may be made in a manner approved by the Plan Committee, which may include any of the following payment methods: cash, shares of common stock, pursuant to a broker- assisted cashless exercise in accordance with procedures approved by the Plan Committee, pursuant to a delivery of a notice of “net exercise,” or in any other form of consideration approved by the Plan Committee.

No incentive stock options may be granted under the Incentive Plan following the 10th anniversary of the earlier of (i) the date the Incentive Plan was adopted by the Board and (ii) the date the stockholders of the Company approve the Incentive Plan.

Stock Appreciation Rights. A stock appreciation right is a conditional right to receive an amount equal to the value of the appreciation in the shares of common stock over a specified period. Stock appreciation rights may be settled in shares of common stock, cash or other property, as specified in the award agreement. The base price applicable to a stock appreciation right will be set by the Plan Committee at the time of grant and, except with respect to substitute awards granted in connection with a corporate transaction, will not be less than the fair market value of a common share on the date of grant. The maximum term of a stock appreciation right granted under the Incentive Plan is 10 years from the date of grant.

Restricted Stock. An award of restricted stock is a grant of shares of common stock which are subject to limitations on transfer during a restricted period established in the applicable award agreement. Holders of restricted stock will generally have the rights and privileges of a stockholder with respect to their restricted stock. Unless otherwise set forth in an award agreement, dividends with respect to the restricted stock will be withheld by the Company on behalf of the participant and will be subject to vesting and forfeiture to the same degree as the shares of restricted stock to which such dividends relate; provided, however, that any dividends with respect to restricted stock subject to performance-based vesting conditions will be deposited with the Company and subject to the same restrictions as the shares of common stock to which such distribution was made.

Restricted Stock Units. A restricted stock unit is a notional unit representing the right to receive one share of common stock (or, to the extent specified in the award agreement, the cash value of one share) on a specified settlement date. When a participant satisfies the conditions of the restricted stock unit award established by the Plan Committee in the applicable award agreement, the award will be settled in shares of common stock, cash or property, as set forth in the applicable award agreement. Unless otherwise set forth in an award agreement, a participant will not be entitled to any dividends or dividend equivalents with respect to the restricted stock units prior to settlement; provided, however, that any dividend equivalents with respect to restricted stock units that are subject to performance-based vesting conditions will be subject to the same restrictions as the restricted stock units.

Performance Awards. A performance award (which may be classified as a performance share, performance unit or cash award) represents the right to receive certain amounts based on the achievement of pre-determined performance goals during a designated performance period. The terms of each performance award will be set forth in the applicable award agreement. The Plan Committee will be responsible for setting the applicable performance goals. For awards intended to comply with, and to the extent required to comply with, Section 162(m) of the Code, performance goals will be based on specified levels of or increases in one or more of the following business criteria (alone or in combination with any other criterion, whether gross or net, before or after taxes, and/or before or after other adjustments, as determined by the Plan Committee in accordance with Section 162(m) of the Code): (i) earnings, including net earnings, total earnings, operating earnings, earnings growth, operating income, earnings before or after taxes, earnings before or after interest, depreciation, amortization, book value per share, tangible book value or growth in book value per share; (ii) pre-tax income or after-tax income; (iii) earnings per share (basic or diluted); (iv) operating profit; (v) revenue, revenue growth, or rate of revenue growth; (vi) return on assets (gross or net), return on investment, return on capital, return on equity, or internal rates of return; (vii) returns on sales or revenues; (viii) operating expenses; (ix) stock price appreciation; (x) cash flow (including, but not limited to, operating cash flow and free cash flow), cash flow return on investment (discounted or otherwise), net cash provided by operations or cash flow in excess of cost of capital, working capital turnover; (xi) economic value created; (xii) cumulative earnings per share growth; (xiii) operating margin, profit margin, or gross margin; (xiv) stock price or total stockholder return; (xv) cost or expense targets, reductions and savings, productivity and efficiencies; (xvi) sales or sales growth; (xvii) strategic business criteria, consisting of one or more objectives based on meeting specified market penetration, market share, geographic business expansion, customer satisfaction, employee satisfaction, human resources management, supervision of litigation, information technology, and goals relating to acquisitions, divestitures or joint ventures; and (xviii) to the extent that an award is not intended to qualify as performance-based compensation under Section 162(m) of the Code, other measures of performance selected by the Plan Committee. The business criteria may be combined with cost of capital, assets, invested capital and stockholders’ equity to form an appropriate measure of performance and will have any reasonable definitions that the Plan Committee may specify in accordance with Section 162(m) of the Code.

Performance goals may be established on a Company-wide basis, project or geographical basis or, as the context permits, with respect to one or more business units, divisions, lines of business or business segments, subsidiaries, products, or other operational units or administrative departments of the Company (or in combination thereof) or may be related to the performance of an individual participant and may be expressed in absolute terms, or relative or comparative to (i) current internal targets or budgets, (ii) the past performance of the Company (including the performance of one or more subsidiaries, divisions, or operating units), (iii) the performance of one or more similarly situated companies, (iv) the performance of an index covering multiple companies, or (v) other external measures of the selected performance criteria. Performance objectives may be in either absolute terms or relative to the performance of one or more comparable companies or an index covering multiple companies.

Except as otherwise determined at the time of grant or when the performance objectives are established, the Plan Committee will make appropriate adjustments in the method of calculating the attainment of applicable performance goals to provide for objectively determinable adjustments, modifications or amendments, as determined in accordance with “generally accepted accounting principles”, to any of the business criteria described above for one or more of the following items of gain, loss, profit or expense: (i) determined to be extraordinary, unusual, infrequently occurring, or non- recurring in nature; (ii) related to changes in accounting principles under “generally accepted accounting principles” or tax laws; (iii) related to currency fluctuations; (iv) related to financing activities (e.g., effect on earnings per share of issuing convertible debt securities); (v) related to restructuring, divestitures, productivity initiatives or new business initiatives; (vi) related to discontinued operations that do not qualify as a segment of business under “generally accepted accounting principles”; (vii) attributable to the business operations of any entity acquired by the Company during the fiscal year; (viii) non-operating items; and (ix) acquisition or divestiture expenses.

Other Stock-Based and Cash-Based Performance Awards. The Incentive Plan authorizes the Plan Committee to grant other awards that may be denominated in, payable in, valued in, or otherwise related to the Company’s shares of common stock or cash (including annual or will be set forth in award agreements.

Clawback. All awards granted under the Incentive Plan will be subject to incentive compensation clawback and recoupment policies implemented by our board of directors (or a committee or subcommittee of the board) and in effect at the time of grant or as otherwise required by applicable law.

No Repricing of Awards. No awards may be repriced without stockholder approval. For purposes of the Incentive Plan, “repricing” means any of the following: (i) changing the terms of the award to lower its exercise price or base price (other than on account of capital adjustments as described below under “Equity Restructuring”), (ii) any other action that is treated as a repricing under “generally accepted accounting principles,” and (iii) repurchasing for cash or canceling an award in exchange for another award at a time when its exercise price or base price is greater than the fair market value of the underlying shares of common stock.

Equity Restructuring

In the event of any equity restructuring that causes the per share value of common stock to change, such as stock dividends, recapitalizations through extraordinary cash dividends, stock splits, and reverse stock splits occurring after the award grant date, the Plan Committee will adjust the aggregate number of shares of common stock which may be granted pursuant to awards, the number of shares of common stock covered by outstanding awards under the Incentive Plan, and the per-share price of shares of common stock underlying outstanding awards under the Incentive Plan. In the event of any other change in corporate capitalization, including a merger, consolidation, reorganization or partial or complete liquidation of the Company, such equitable adjustments described above may be made as determined appropriate and equitable by the Plan Committee to prevent dilution or enlargement of the rights of participants.

Corporate Events

For purposes of the Incentive Plan, a “corporate event” means: a “change in control” (as defined in the Incentive Plan); or the reorganization, dissolution or liquidation of the Company. Except as otherwise provided in an applicable award or other participant agreement, pursuant to the Incentive Plan, in connection with a corporate event, the Plan Committee may, in its discretion, take any of the following actions:

●	require that outstanding awards be assumed or substituted in connection with such event,

●	accelerate the vesting of any outstanding awards not assumed or substituted in connection with such event, subject to the consummation of such event; provided that any awards that vest subject to the achievement of performance criteria will be deemed earned (i) based on actual performance through the date of the corporate event or (ii) at the target level (or if no target is specified, the maximum level), in the event actual performance cannot be measured through the date of the corporate event, in each case, with respect to any unexpired performance periods or performance periods for which satisfaction of the performance criteria or other material terms for the applicable performance period have not been certified by the Plan Committee prior to the date of the corporate event,

●	cancel any or all awards (whether vested or unvested) as of the consummation of such corporate event, together with the payment to the participants holding awards (whether vested or unvested) so canceled of an amount in respect of cancellation equal to the amount payable pursuant to any performance cash award or, with respect to other awards, an amount based upon the per-share consideration being paid for the stock in connection with such corporate event, less, in the case of options, stock appreciation rights, and other awards subject to exercise, the applicable exercise, base or purchase price; provided, however, that holders of options, stock appreciation rights, and other awards subject to exercise shall be entitled to consideration in respect of cancellation of such awards only if the per-share consideration less the applicable exercise, base or purchase price is greater than zero dollars ($0), and to the extent that the per-share consideration is less than or equal to the applicable exercise, base or purchase price, such awards shall be canceled for no consideration,

●	cancel any or all options, stock appreciation rights and other awards subject to exercise (whether vested or unvested) as of the consummation of such corporate event; provided that all options, stock appreciation rights and other awards to be so canceled shall first become exercisable for a period of at least 10 days prior to such corporate event (whether vested or unvested), with any exercise during such period of any unvested options, stock appreciation rights or other awards to be (a) contingent upon and subject to the occurrence of the corporate event, and (b) effectuated by such means as are approved by the compensation committee, or

●	replace outstanding awards with a cash incentive program that preserves the economic value of the replaced awards and contains identical vesting and payment conditions.

Non-Transferability of Awards

Except as otherwise provided by the Plan Committee, awards are generally non-transferable other than by will or the laws of descent and distribution and restricted stock is generally non-transferable.

Termination and Amendment

The Board or the Plan Committee may amend or terminate the Incentive Plan at any time, except that no amendment may, without stockholder approval, violate the stockholder approval requirements of the national securities exchange on which the shares of common stock are principally listed. Unless sooner terminated, the Incentive Plan will terminate on the day before the 10th anniversary of the date the stockholders of the Company approve the Incentive Plan.

Material U.S. Federal Income Tax Consequences

The following is a brief discussion of the U.S. federal income tax consequences for awards granted under the Incentive Plan. The Incentive Plan is not subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended, and it is not, nor is it intended to be, qualified under Section 401(a) of the Code. This discussion is based on current law, is not intended to constitute tax advice, and does not address all aspects of U.S. federal income taxation that may be relevant to a particular participant in light of his or her personal circumstances and does not describe foreign, state, or local tax consequences, which may be substantially different. Holders of awards under the Incentive Plan are encouraged to consult with their own tax advisors.

Non-Qualified Stock Options and Stock Appreciation Rights. With respect to non-qualified stock options and stock appreciation rights, (i) no income is realized by a participant at the time the award is granted; (ii) generally, at exercise, ordinary income is realized by the participant in an amount equal to the difference between the exercise or base price paid for the shares and the fair market value of the shares on the date of exercise (or, in the case of a cash-settled stock appreciation right, the cash received), and the participant’s employer is generally entitled to a tax deduction in the same amount subject to applicable tax withholding requirements; and (iii) upon a subsequent sale of the stock received on exercise, appreciation (or depreciation) after the date of exercise is treated as either short- term or long-term capital gain (or loss) depending on how long the shares have been held, and no deduction will be allowed to such participant’s employer.

Incentive Stock Options. No income is realized by a participant upon the grant or exercise of an incentive stock option, however, such participant will generally be required to include the excess of the fair market value of the shares at exercise over the exercise price in his or her alternative minimum taxable income. If shares are issued to a participant pursuant to the exercise of an incentive stock option, and if no disqualifying disposition of such shares is made by such participant within two years after the date of grant or within one year after the transfer of such shares to such participant, then (i) upon sale of such shares, any amount realized in excess of the exercise price will be taxed to such participant as a long-term capital gain, and any loss sustained will be a long-term capital loss, and (ii) no deduction will be allowed to the participant’s employer for federal income tax purposes.

If shares acquired upon the exercise of an incentive stock option are disposed of prior to the expiration of either holding period described above, generally (i) the participant will realize ordinary income in the year of disposition in an amount equal to the excess (if any) of the fair market value of such shares at exercise (or, if less, the amount realized on the disposition of such shares) over the exercise price paid for such shares and (ii) the participant’s employer will generally be entitled to deduct such amount for federal income tax purposes. Any further gain (or loss) realized by the participant will be taxed as short-term or long-term capital gain (or loss), as the case may be, and will not result in any deduction by the employer.

Subject to certain exceptions for disability or death, if an incentive stock option is exercised more than three months following termination of employment, the exercise of the stock option will generally be taxed as the exercise of a non-qualified stock option.

Other Stock-Based Awards. The tax effects related to other stock-based awards under the Incentive Plan are dependent upon the structure of the particular award.

Withholding. At the time a participant is required to recognize ordinary compensation income resulting from an award, such income will be subject to federal and applicable state and local income tax and applicable tax withholding requirements with respect to an employee participant.

Section 162(m). In general, Section 162(m) of the Code denies a publicly held corporation a deduction for federal income tax purposes for compensation in excess of $1 million per year per person paid to its chief executive officer and the three other highest-paid executive officers (other than the chief financial officer) employed at the end of that company’s fiscal year, subject to certain exceptions (including an exception for performance-based compensation). The Incentive Plan is designed so that stock options and stock appreciation rights qualify for this exception and it permits the Plan Committee to grant other awards designed to qualify for this exemption, subject to the satisfaction of applicable regulatory requirements. The Plan Committee is also authorized to grant awards that are not qualified under Section 162(m) of the Code.

New Plan Benefits

As awards that may be granted in the future under the Incentive Plan, in the case of stock-based awards to the extent shares are or become available for such purpose, are at the discretion of the Plan Committee, it is not possible to determine the benefits or the amounts that may be received by eligible participants under the Incentive Plan and are subject to stockholder approval of the Incentive Plan.

 Second Long-Term Incentive Plan

On December 22, 2016, the Compensation Committee and the full board of directors of the Company approved the Inspired Entertainment, Inc. Second Long-Term Incentive Plan (the “Second Plan”). The terms of the Second Plan are substantially similar to those of the Incentive Plan. The Second Plan was adopted principally in order to provide a mechanism through which certain management bonuses due in cash to certain members of management of Inspired Gaming Group upon consummation of the Business Combination could be paid partially in stock in order to preserve liquidity in the Company. Under such arrangement, certain members of management entitled to such cash bonuses agreed to accept 50% of the bonuses due in cash at closing and 50% in restricted stock units under the Second Plan, subject to the approval of the Second Plan by the Company’s stockholders. Initially, 200,000 shares were made available for grants under the Second Plan.

At the December 13, 2017 meeting of the Compensation Committee, the Committee increased the number of shares available under the Second Plan by 1.1 million shares, in order to grant an aggregate of 1,076,272 new restricted stock unit awards to the Company’s Executive Chairman and Chief Strategy Officer, following the cancellation of an equal number of restricted stock awards made to them under the Company’s 2016 Incentive Plan in connection with the Company’s December 23, 2016 Business Combination. For a further description of the awards made, see “—Application of Executive Compensation Elements—Long-Term Equity Awards”, above.

Employee Stock Purchase Plan

The purpose of the Inspired Entertainment Employee Stock Purchase Plan (the “Purchase Plan”) is to encourage and facilitate the ownership of shares of common stock of the Company by eligible employees of the Company and certain subsidiaries of the Company. The Purchase Plan is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code (the “Code”); provided, that certain provisions applicable to non-U.S. taxpayers only may vary from the corresponding provisions applicable to U.S. taxpayers.

Our board of directors approved the Purchase Plan on June 16, 2017, and our stockholders approved the plan on July 14, 2017.

Certain material terms of the Purchase Plan are summarized below. This summary is not a complete description of the Purchase Plan, and we encourage you to read the Purchase Plan itself carefully. Should there be any variations between the summary below and the terms of the Purchase Plan itself, the terms of the Purchase Plan shall govern.

Administration

The Purchase Plan is administered by the Compensation Committee of the Board (the “Committee”), which has the authority and power to adopt, construe and enforce rules and regulations not inconsistent with the provisions of the Purchase Plan. In administering the Purchase Plan, the Committee will ensure that all Eligible Employees (as defined below) have the same rights and privileges, to the extent required under Section 423(b)(5) of the Code. The Committee shall have the authority to impose restrictions, including lock-ups and other transfer restrictions, on shares sold under the Purchase Plan. The Committee may delegate to officers or employees of the Company or any Participating Employers (as defined below) the authority to perform such functions as the Committee may determine, to the extent permitted under applicable law.

Eligibility

Separate offerings under the Purchase Plan of Company common stock may be conducted during different offering periods, as specified from time to time by the Committee or its designees. During each offering, each Eligible Employee (as defined below) shall be eligible to participate in the Purchase Plan; provided that, subject to the requirements of U.S. Treasury Regulation § 1.423-2(f), the Committee may designate separate offerings for some employees, the terms of which differ from the terms of offerings made to other employees, including without limitation to achieve compliance with the legal, tax and other requirements of different jurisdictions in which employees may be located.

“Eligible Employee” means each individual who (a) is an employee of the Company or one of the Company’s subsidiaries that is designated by the Company to be a “Participating Employer” in the initial Purchase Plan or by action of the Board at a later time; and (b) is employed on the date that an offering period commences, provided that such employee customarily works (i) more than 20 hours per week and (ii) at least five months during a calendar year. Notwithstanding the foregoing, the term “Eligible Employee” shall not include any individual who, for purposes of Section 423(b)(3) of the Code, is deemed to own stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company. In the initial Purchase Plan, the following Company subsidiaries (and their Italian branches) have been designated as “Participating Employees”: Inspired Gaming (USA) Inc., Inspired Gaming Group Limited, Inspired Gaming (Holdings) Limited, Inspired Gaming (UK) Limited, Inspired Gaming (Italy) Limited, Inspired Gaming (International) Limited and Inspired Gaming (Gibraltar) Limited. As of the date hereof, there are approximately 800 Eligible Employees, with more than 90% of such Eligible Employees located outside the United States.

The purchase of shares under the Purchase Plan shall be funded through payroll deductions on an after-tax basis accumulated during the applicable offering period; provided, however, that with respect to the first offering period after the Purchase Plan was approved by stockholders, an Eligible Employee was permitted to fund the purchase of shares for that offering period by tendering to the Company by check the full purchase price for the shares to be purchased during such offering period.

If a Purchase Plan participant ceases to be employed by the Company or a Participating Employer during an offering period for any reason (including, without limitation, the participant’s death or retirement), participation in the Purchase Plan shall cease and any amounts then credited to a participant’s stock purchase account will be returned to the participant (without interest).

No Eligible Employee may purchase more than $25,000 of shares during any calendar year, based on the market value of such shares as determined at the start of the applicable offering periods; provided, however, that the Committee may, on a uniform and nondiscriminatory basis, limit the number of shares which may be purchased by all participants or by each individual participant with respect to any offering period.

Share Prices under the Purchase Plan

Under the plan, participants will be able to purchase shares under the terms set by the Committee or its designees on a periodic basis; provided, that the purchase price for U.S. participants shall not be less than 85% of the market value of the Company’s common stock on the first and last dates of the applicable offering period, whichever is lower. The purchase price for non-U.S. participants shall not be less than 80% of the market value of the Company’s common stock on the first and last dates of the applicable offering period, whichever is lower. The foregoing difference in prices is based on the difference between the maximum share price discount available under an “employee stock purchase plan” within the meaning of Section 423 of the Code, which is 15%, and the 20% share price discount more prevalent in the U.K. market, which is currently the principal non-U.S. market in which the Company and its subsidiaries have employees.

Limitation on Number of Shares Eligible for Purchase under the Purchase Plan

The aggregate number of shares that may be purchased under the Purchase Plan shall not exceed 500,000. Shares delivered to a participant upon purchase may, at the Company’s discretion, either be newly issued directly from the Company from its authorized but unissued shares or acquired by open market purchase on behalf of the participant. The Company expects to offer only portions of the 500,000 shares from offering period to offering period, and expects to vary the share price discounts (never exceeding maximum discounts set forth above), with the aim of appropriately encouraging share purchases without offering unnecessary discounts. The expected number of participants in the Purchase Plan, and the number of shares they will purchase under the Purchase Plan, are not currently determinable. As of December 22, 2017, an aggregate of 24,600 shares have been issued under the Purchase Plan.

If in the future the Purchase Plan runs low on shares and the Company determines that it would be appropriate to re-load the Purchase Plan with additional shares, it would seek stockholder approval of any such re-loading.

Amendment, Termination

The Board may amend, alter, suspend, discontinue or terminate the Purchase Plan without the consent of stockholders or participants, except that any such action shall be subject to the approval of the Company’s stockholders at or before the next annual meeting of stockholders for which the record date is after such Board action if (i) such stockholder approval is required by any law or regulation or the rules of any stock exchange or quotation system on which the shares may then be listed or quoted, (ii) such action will alter the basic structure of the Purchase Plan and result in a material benefit to current or future participants (other than alterations which benefit the administration of the Purchase Plan, are required to conform to changes in legislation or are necessary to obtain or maintain favorable tax, accounting or regulatory treatment for participants, the Company or any participating employer), or (iii) the Board, in its discretion, otherwise determines to submit changes to the Plan to stockholders for approval; provided, however, that, without the consent of an affected participant, no such action may materially impair the rights of such participant with respect to any shares previously purchased by the participant.

Upon termination of the Purchase Plan, any amounts then credited to a participant’s stock purchase account will be returned to the participant (without interest).

Registration under the U.S. Securities Act

The Company filed a registration statement on Form S-8 with the U.S. Securities and Exchange Commission (the “SEC”) on July 14, 2017. Upon the effectiveness of such registration statement on July 14, 2017, shares sold under the Purchase Plan have been registered in the hands of participants and freely tradable thereafter, subject to transfer restrictions applicable to participants who are “affiliates” of the Company within the meaning of Rule 144 under the U.S. Securities Act of 1933.

Tax Consequences

Nothing in this annual report or in the Purchase Plan should be construed as tax advice to any prospective purchaser of shares. Each prospective purchaser of shares, including each Eligible Employee who may consider participating in the Purchase Plan and purchasing shares under the Pl Purchase Plan an, should seek, and must depend upon, the advice of his or her own independent tax advisor.

Material U.S. Federal Income Tax Consequences

Subject to the foregoing, it is the Company’s intention that participation in the Purchase Plan would qualify for the favorable federal tax treatment accorded an “employee stock purchase plan” under Section 423 of the Code.

Under these provisions, a participant would be taxed on amounts contributed to the plan for the purchase of shares as if such amounts were actually received as regular compensation. Other than this, no income would be taxable to a participant until disposition of the shares acquired, and the method of taxation would depend upon the holding period of the purchased shares. If the shares were disposed of more than two years after the beginning of the offering period during which the shares were purchased and more than one year after the stock was transferred to the participant, the lesser of (i) the excess of the fair market value of the stock at the time of such disposition over the purchase price or (ii) the excess of the fair market value of the stock at the beginning of the offering period during which the shares were purchased over the purchase price, will be treated as ordinary income. Any further gain or any loss would be taxed as a long-term capital gain or loss. Currently, such capital gains are generally subject to lower tax rates than ordinary income.

If the shares were disposed of before the expiration of either of the holding periods described above, the excess of the fair market value of the shares at the end of the offering period during which the shares were purchased over the purchase price would be treated as ordinary income at the time of such disposition. Even if the shares were disposed of for less than their fair market value at the end of such offering period, this amount would be attributed to the participant as ordinary income, and a capital loss would be recognized equal to the difference between the disposition price and the fair market value of the shares at the end of such offering period. Any capital gain or loss recognized by a participant upon such disposition of stock would be long-term or short-term, depending on how long the stock had been held.

There are no federal income tax consequences to the Company by reason of the grant or exercise of rights under the Purchase Plan. The Company is generally entitled to a deduction to the extent such amounts are taxed as ordinary income to a participant upon disposition of the shares.

Non-U.S. Tax Consequences

Subject to the foregoing, it has not been the Company’s intention to constitute the Purchase Plan under any legal or tax regimes other than Section 423 of the Code. Therefore, each Eligible Employee who is outside the United States or is otherwise not a U.S. taxpayer, and who may consider participating in the Purchase Plan and purchasing shares under the Purchase Plan, should seek, and must depend upon, the advice of his or her own independent legal and tax advisor or advisors in all non-U.S. jurisdictions relevant to such employee.

Aggregate Plan Benefits Not Determinable

The benefits to be received by Purchase Plan participants as a result of the proposed approval of the Purchase Plan are not determinable, because the amounts of future purchases by participants are based on elective participant contributions. No purchase rights have been granted, and no shares of common stock have been issued, with respect to the 500,000 shares authorized for issuance under the Purchase Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2017, we had the following equity compensation plans, under which the indicated number of securities were issuable upon the exercise of outstanding awards, and the indicated number of securities remained available for future issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2):	2,768,776	(1)	485,442

Equity compensation plans not approved by security holders (3):	76,746	(1)	127,254

(1)	Outstanding awards consist of shares of restricted stock or restricted stock units, which have no exercise price.

(2)	Equity compensation plans approved by security holders consist of the Company’s 2016 Long Term Incentive Plan and the Company’s Employee Stock Purchase Plan, which have 10,042 and 475,400 shares available for awards, respectively.

(3)	Equity compensation plans not approved by security holders consist of the Company’s Second Long Term Incentive Plan.

For a description of such plans, see Item 11 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known as of January 22, 2018 regarding the beneficial ownership of our common stock by:

●	each person who is known to be the beneficial owner of more than 5% of the outstanding shares of our common stock; and

●	each of our directors and named executive officers (named in our summary compensation table), as well as a group total for all of our current directors and executive officers (including those not named in our summary compensation table).

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of the date as of which information is provided.

The beneficial ownership of our common stock is based on 21,478,775 shares of common stock outstanding as of January 22, 2018.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. In addition, unless otherwise indicated, the address for each person named below is c/o Inspired Entertainment Inc., 250 West 57th Street, Suite 2223, New York, NY 10107.

Name of Beneficial Owner	Number of Shares of Common Stock (1)		Percent of Class
Landgame S.à.r.l	6,118,837	(2)	28.49%
MIHI LLC	4,023,750	(3)	18.01%
HG Vora Special Opportunities Master Fund, Ltd.	2,906,500	(4)	13.37%
Park West Asset Management	1,650,000	(5)	7.68%
683 Capital Management, LLC	1,340,115	(6)	5.99%
Harwood Capital LLP	1,187,532	(7)	5.57%
A. Lorne Weil	4,360,923	(8)	17.29%
Luke L. Alvarez	1,076,992	(9)	5.05%
Nicholas Hagen	6,128	(10)	*
M. Alexander Hoye	3,654	(11)	*
Ira H. Raphaelson	7,453	(12)	*
John M. Vandemore	7,740	(13)	*
Roger D. Withers	6,840	(14)	*
Daniel B. Silvers	—		—
David G. Wilson	21,336		*

All current directors and executive officers as a group (11 persons)	5,519,978	(15)	21.93%

*	Less than 1 percent

(1)	Derivative securities such as warrants and RSUs that are exercisable or convertible into shares of common stock within 60 days of the date as of which information is provided in this table are deemed to be beneficially owned and outstanding for purposes of computing the ownership of the person holding such securities but are not deemed to be outstanding for purposes of computing the ownership of any other person. The shares that were issued pursuant to grants of restricted stock under the Company’s 2016 Long-Term Incentive Plan are included in the outstanding shares of common stock (such shares carry voting rights but remain subject to vesting requirements including based on satisfaction of stock price performance targets).

(2)	Based on a Schedule 13D/A filed on January 24, 2018. Vitruvian I Luxembourg S.à.r.l, VIP I Nominees Limited and Vitruvian Partners LLP may be deemed to beneficially own or otherwise exercise dispositive powers with respect to the shares held directly by Landgame S.à.r.l. The business address of Vitruvian Partners LLP is 105 Wigmore Street, London, W1U 1QY, UK.

(3)	Based on a Schedule 13G filed on January 3, 2017. Includes 1,000,000 shares underlying 2,000,000 warrants. Macquarie Group Limited is the ultimate indirect parent of MIHI LLC and may be deemed to beneficially own or otherwise exercise dispositive powers with respect to the shares held by MIHI LLC. The principal business address of MIHI LLC is 125 West 55th Street, New York, NY 10019.

(4)	Based on a Form 4 filed on January 11, 2017 and a Schedule 13G/A filed on February 14, 2017. Includes 400,000 shares underlying 800,000 warrants. The business address for HG Vora Capital Management, LLC, the investment manager for the Fund, is 330 Madison Avenue, 23rd Floor, New York, NY 10017.

(5)	Based solely on information provided to the Company in connection with a public offering by certain stockholders of the Company which closed on January 22, 2017.

(6)	Based on a Schedule 13G filed on January 17, 2017. Pursuant to an investment management agreement, Harwood Capital LLP maintains investment and voting power with respect to the securities held by certain investment funds and managed accounts it manages and/or owns and, accordingly, may be deemed to beneficially own such shares. The business address of Harwood is 6 Stratton Street, Mayfair, London, WIJ 8LD, UK

(7)	Based on a Schedule 13G filed on November 16, 2017. Includes 1,032,500 shares underlying 2,065,000 warrants. Ari Zweiman, the Managing Member of 683 Capital Management, LLC, may be deemed to beneficially own or otherwise exercise dispositive powers with respect to the shares directly held by 683 Capital Management, LLC. The business address for 683 Capital Management, LLC is 3 Columbus Circle, Suite 2205, New York, NY 10019

(8)

Based on a Schedule 13D/A filed on January 23, 2018 and a Form 4 filed on December 26, 2017. Includes 2,050,000 shares underlying 4,100,000 warrants held by Mr. Weil. Also includes 476,308 shares and 1,834,615 shares underlying 3,669,230 warrants held by Hydra Industries Sponsor LLC as to which Mr. Weil has sole voting and dispositive power and may be deemed to beneficially own such shares. Mr. Weil is the managing director of Hydra Industries Sponsor LLC, whose membership interests are owned by Mr. Weil and Mr. Weil’s children or trusts for their benefit.

(9)	Based on a Schedule 13D filed on January 23, 2018. Includes 926,272 shares of restricted stock as to which one-third of the restrictions lapsed on December 23, 2017.

(10)	Reflects vested RSUs.

(11)	Reflects vested RSUs.

(12)	Reflects 100 shares and vested RSUs.

(13)	Reflects 1,000 shares and vested RSUs.

(14)	Reflects 100 shares and vested RSUs.

(15)	Includes 617,515 shares of restricted stock granted to Mr. Alvarez, an aggregate of 30,615 vested RSUs held by directors and an aggregate of 3,884,615 shares underlying warrants that Mr. Weil may be deemed to beneficially own (see footnote 8 above).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Agreements with Sponsors

Registration Rights

Our initial stockholders have registration rights which require us to register a sale of any of our securities held by them (including the shares of common stock underlying such securities). Pursuant to a registration rights agreement signed on October 24, 2014, such holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. A registration statement for the resale of such securities was filed on Form S-1 and declared effective on July 17, 2017and has since been amended on a post-effective basis; we retain obligations under the registration rights agreement to maintain the effectiveness of such registration statement. We will bear the costs and expenses of filing any such registration statements.

Loans from Sponsors and Issuance of Certain Private Warrants

We received several loans between March 2016 and December 2016 in the aggregate amount of $1,004,230 from the Sponsors of the Company’s IPO to finance costs in connection with the Business Combination. The loans were non-interest bearing and were repaid upon completion of the Business Combination, principally in the form of warrants at $0.50 per warrant, with the Hydra Sponsor receiving 1,079,230 warrants in exchange for forgiveness of the total loan amount due to it of $539,615, and the Macquarie Sponsor receiving 500,000 warrants in exchange for forgiveness of the total loan amount due to it of $250,000. The remainder, due to the Macquarie Sponsor in the amount of $214,615, was repaid in cash. The warrants are exercisable for one-half of one share of the Company’s common stock at an exercise price of $5.75 per half share ($11.50 per whole share).

Macquarie Letter Agreement

We entered into a letter agreement with Macquarie Capital (USA) Inc. (“Macquarie Capital”), pursuant to which we agreed, for a three-year period that ended October 24, 2017, that we would engage Macquarie Capital, or an affiliate of Macquarie Capital (USA) Inc. designated by it, to act, on any and all transactions with a notional value greater than $30 million, as:

●	a book running managing underwriter, a book running managing placement agent, or a book running managing initial purchaser, as the case may be, in connection with any offering or placement of securities (including but not limited to, debt, equity, preferred and other hybrid equity securities or equity linked securities) by us or any of our subsidiaries, in each case with Macquarie Capital receiving total compensation in respect of any such transaction that is equal to or better than 40% of the total compensation received by all underwriters, placement agents, and initial purchasers, as the case may be, in connection with such transaction and not less than the compensation received by any individual underwriter, placement agent or initial purchaser, as the case may be; and

●	a financial advisor in connection with any restructuring (through a recapitalization, extraordinary dividend, stock repurchase, spin-off, joint venture or otherwise) by us or any of our subsidiaries, acquisition or disposition of a business, asset or voting securities by us or debt or equity financing or any refinancing of any portion of any financing by us or any of our subsidiaries, in each case with Macquarie Capital receiving total compensation in respect of any such transaction that is equal to or greater than 40% of the total compensation received by all financial advisors in connection with such transaction (50% in the case of the initial business combination), and not less than the compensation received by any individual financial advisor.

Macquarie Capital had the right to decline any such engagement in its sole and absolute discretion, in which event Macquarie Capital would not have been entitled to any fees from such engagement. Any engagement pursuant to the letter agreement was subject to Macquarie Capital’s customary terms (including, as applicable, representations, warranties, covenants, conditions, indemnities and fees based upon the prevailing market for similar services for global, full-service investment banks), and such terms, including the amount of proposed fees of Macquarie for such engagement (but not the obligation to retain Macquarie Capital), and was subject to the review of our Audit Committee’s policies and procedures relating to transactions that may present conflicts of interest. The letter agreement provided that Macquarie Capital would not be retained to render a fairness opinion on our initial business combination.

In accordance with the letter agreement described above, Macquarie Capital was engaged by letter agreement dated June 21, 2016 to act as non-exclusive financial advisor in connection with our Business Combination, for which it received a transaction fee of $3,150,000 upon the consummation of the Business Combination.

Stockholders Agreement

On December 23, 2016, the Company, the Sponsors of the Company’s IPO, and certain stockholders entered into a Stockholders Agreement (“the “Stockholders Agreement”). The Stockholders Agreement provides, among other things, that following the consummation of the Business Combination the Company’s board of directors shall initially be composed of seven directors, of whom (i) three shall be designated by Landgame S.à.r.l, reduced to two at such time as Landgame and its affiliates hold less than 30% but at least 15% of the outstanding shares, and to one at such time as Landgame and its affiliates hold less than 15% but at least 5% of the outstanding shares; (ii) one shall be the Company’s Chief Executive Officer; (iii) one shall be designated by the Hydra Sponsor, until such time as the Hydra Sponsor holds less than 5% of the outstanding shares; and (iv) two shall be designated jointly by the Macquarie Sponsor and the Hydra Sponsor, until such time as the Macquarie Sponsor and the Hydra Sponsor in the aggregate hold less than 5% of the outstanding shares. In the event of any increase in the size of the board, vacancies so created shall be filled in proportion to the specified designation rights (with any number of directors ending in a fraction of 1/2 or greater being rounded up to the next whole number). The presence of a majority of the directors including at least one designated by Landgame and one designated jointly by the Macquarie Sponsor and the Hydra Sponsor shall be necessary and sufficient to constitute a quorum for the transaction of business at any meeting of the board. Currently, the Landgame designees on the board are Messrs. Hagen, Vandemore and Hoye; the director serving by virtue of his position as Chief Executive Officer is Mr. Alvarez; the Hydra Sponsor designee is Mr. Weil; and the joint Macquarie Sponsor and Hydra Sponsor designees are Messrs. Raphaelson and Withers. Under the Stockholders Agreement, the Company is obligated, subject to certain requirements, to nominate, and use all reasonable efforts to cause to be elected as directors, the individuals designated as described above.

Other Transactions

Our principal executive offices in New York occupy space leased by Hydra Management, LLC (“HM”), an affiliate of our Executive Chairman, A. Lorne Weil. By letter dated May 23, 2017, the Company confirmed its agreement to assume, as of December 23, 2016, the ongoing monthly costs of maintaining those offices, including the monthly lease, utilities, employee payroll administration and health insurance costs, and general office expenses (“Administrative Expenses”), either by paying such amounts directly or by reimbursing HM for amounts paid by it. Such Administrative Expenses, all of which represented out-of-pocket payments to third parties, totaled approximately $18,000 per month, plus certain variable amounts, during the remainder of fiscal 2017. Approximately $7,000 of the Administrative Expenses, which related to payroll administration and health insurance costs, have since been assumed directly by us as we completed the process of transitioning employees to our health insurance plans. In October 2017, we purchased the inventory of the New York offices from HM for approximately $46,000 and we anticipate leasing the office space directly in the near term.

Nicholas Weil, the son of A. Lorne Weil, our Executive Chairman, serves as Head of Business Development, U.S. Lotteries, for our subsidiary Inspired Gaming (USA) Inc. Nicholas Weil receives an annual salary of $125,000, and is eligible to earn certain sales commissions in accordance with sales plans in effect from time to time.

Inspired was party to a consulting agreement dated November 2015 with Loxley Strategic Consulting Limited, a firm owned by Jim O’Halleran, a former director of Inspired prior to the Business Combination, which provided services to Inspired Gaming (UK) Limited in the areas of government relations, compliance, management and strategy (see “Director Compensation” above).

In connection with the closing of the Business Combination, the election of new directors and appointment or contemplated appointment of new officers, on December 23, 2016, the Company entered into standard indemnification agreements with each of the new directors and officers pursuant to which the directors and officers are indemnified by the Company to the fullest extent permitted under Delaware law.

Policies and Procedures for Related Person Transactions

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

In determining whether to approve a related party transaction, the Audit Committee must consider, among other factors, the following factors to the extent relevant:

●	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;

●	whether there are business reasons for us to enter into the transaction;

●	whether the transaction would impair the independence of an outside director; and

●	whether the transaction would present an improper conflict of interest for any director or executive officer.

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

Independence of Directors

The Company’s board of directors has determined that Messrs. Hagen, Hoye, Raphaelson, Vandemore and Withers are independent within the meaning of Nasdaq Rule 5605(a)(2) and, to the extent applicable, that they qualify as independent directors according to the rules and regulations of the SEC with respect to Audit Committee membership.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Marcum LLP has audited our financial statements for the fiscal years ended September 24, 2016 and September 30, 2017.

Aggregate fees billed to our company for audit services rendered by Marcum LLP for the audits of our annual financial statements for the years ended September 30, 2017 and September 24, 2016 and other services rendered by Marcum LLP during the years ended September 30, 2017 and September 24, 2016 are as follows:

	September 30, 2017	September 24, 2016
Audit fees (1)	$477,589	$1,205,857
Audit-related fees (2)	72,211	65,000
Tax fees (3)	—	—
Total	$549,800	$1,270,857

(1)	Audit fees include (i) fees associated with the audits of our consolidated financial statements; (ii) reviews of our interim quarterly consolidated financial statements and (iii) comfort letters, consents and other items related to Securities and Exchange Commission matters.

(2)	Audit-related fees include fees incurred for services in connection with the Business Combination.

(3)	No tax-related fees or other fees were paid.

Pre-Approval Policy

Our Audit Committee has pre-approved all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

Exhibit Number	Description
1.1	Underwriting Agreement, dated January 17, 2018, by and among Inspired Entertainment, Inc. Morgan Stanley & Co. LLC, as underwriter, Landgame S.à.r.l., Ares Capital Europe Limited and Rossoff & Company LLC, incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K of the Company, filed with the SEC on January 22, 2018.

2.1	Share Sale Agreement, dated July 13, 2016, by and among Hydra Industries Acquisition Corp., the Vendors, Target Parent, DMWSL 632 Limited and Gaming Acquisitions Limited, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 19, 2016.

2.2	Completion Arrangements Agreement, dated December 23, 2016, between Hydra Industries Acquisition Corp. and the Vendors listed in schedule 1 to the Share Sale Agreement, incorporated herein by reference to Exhibit 10.18 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016

3.1	Second Amended and Restated Certificate of Incorporation of Inspired Entertainment, Inc., incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

3.2	Bylaws of Inspired Entertainment, Inc., incorporated herein by reference to Exhibit 3.3 of the Registration Statement on Form S-1 Company, filed with the SEC on August 19, 2014.

3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of the Company, dated August 14, 2017, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on August 14, 2017.

4.1	Registration Rights Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and certain security holders, incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014.

4.2	Warrant Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and Continental Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.6 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014.

4.3	Registration Rights Agreement, dated December 23, 2016, by and among Hydra Industries Acquisition Corp. and the Vendors, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

4.4	Stockholders Agreement, dated December 23, 2016, by and among the Company, Hydra Industries Sponsor LLC, Macquarie Sponsor and the Vendors, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

4.5	Rights Agreement, dated as of August 13, 2017, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto), incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed with the SEC on August 14, 2017.

10.1	Form of Director and Officer Indemnity Agreement, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.2†	Senior Term and Revolving Facilities Agreement, dated March 18, 2014, by and among DMSWL 631 Limited, the Original Borrowers thereunder, the Original Guarantors thereunder, Ares Management Limited and Lloyds Bank plc, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on February 9, 2017.

10.3#*	Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan.

10.4#	Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended as of December 13, 2017, incorporated herein by reference to Exhibit 10.5 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 on Form S-1 of the Company, filed with the SEC on December 29, 2017.

10.5#	Form of Grant Agreements under the Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan and Second Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.17 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.6#	Form of Grant Agreements for restricted stock units awards made to A. Lorne Weil and Daniel B. Silvers on December 21, 2017 under the Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended as of December 13, 2017, incorporated herein by reference to Exhibit 10.7 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 on Form S-1 of the Company, filed with the SEC on December 29, 2017.

10.7#	Amendment, dated March 23, 2017, to the Service Agreement, dated April 1, 2015, by and between Inspired Gaming (Gibraltar) Limited and Luke Alvarez, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.8#	Director Services Agreement, dated March 23, 2017 by and between DMWSL 633 Limited and Luke Alvarez, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.9#	Service Agreement, dated April 1, 2015, by and between Inspired Gaming (Gibraltar) Limited and Luke Alvarez, incorporated herein by reference to Exhibit 10.14 to the Quarterly Report on Form 10-QT of the Company, filed with the SEC on February 9, 2017.

10.10#	Employment Agreement, dated January 16, 2017 by and between Inspired Entertainment, Inc. and A. Lorne Weil, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.11#	Employee Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.12#	Amendment, dated December 22, 2017, to the Employee Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers, incorporated herein by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 on Form S-1 of the Company, filed with the SEC on December 29, 2017.

10.13#	Service Agreement, dated March 18, 2009, by and between Inspired Gaming (UK) Limited and Steven Rogers, incorporated herein by reference to Exhibit 10.15 to the Quarterly Report on Form 10-QT of the Company, filed with the SEC on February 9, 2017.

10.14#	Amendment, dated April 29, 2010, to the Service Agreement, dated March 18, 2009, by and between Inspired Gaming (UK) Limited and Steven Rogers, incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-3 on Form S-1 of the Company, filed with the SEC on July 3, 2017.

10.15#	Employment Agreement, dated March 23, 2017, by and between Inspired Gaming (UK) Limited and Stewart Baker, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.16#*	Amendment, dated October 25, 2017, to Service Agreement dated March 23, 2017, by and between Inspired Gaming (UK) Limited and Stewart Baker.

10.17#	Service Agreement, dated October 1, 2008, by and between Inspired Gaming (UK) Limited and Lee Gregory, incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.18#	Amendment, dated July 6, 2010, to Service Agreement dated October 1, 2008, by and between Inspired Gaming (UK) Limited and Lee Gregory, incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.19#	Letter, dated March 16, 2017 by and between Inspired Gaming (UK) Limited and Lee Gregory, incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.20#	Service Agreement, dated October 1, 2008, by and between Inspired Gaming (UK) Limited and David Wilson, as amended, incorporated herein by reference to Exhibit 10.16 to the Quarterly Report on Form 10-QT of the Company, filed with the SEC on February 9, 2017.

10.21#*	Settlement Agreement, dated September 21, 2017, by and between Inspired Gaming (UK) Limited and David Wilson.

10.22#	Service Agreement, dated July 6, 2010, by and between Inspired Gaming UK Limited and Steven Holmes, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.23#	Letter, dated April 5, 2017, by and between Inspired Gaming UK Limited and Steven Holmes, incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.24#*	Settlement Agreement, dated September 21, 2017, by and between Inspired Gaming UK Limited and Steven Holmes.

10.25#	Inspired Entertainment, Inc. Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company, filed with the SEC on July 14, 2017.

10.26#	Non-Employee Director Compensation Policy (adopted May 2017, as supplemented), incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on August 7, 2017.

10.27	Promissory Note, dated March 16, 2016, by and between Hydra Industries Acquisition Corp. and Hydra Industries Sponsors LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on March 22, 2016.

10.28	Promissory Note, dated March 16, 2016, by and between Hydra Industries Acquisition Corp. and MIHI LLC, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on March 22, 2016.

10.29†	Letter Agreement, dated as of June 21, 2016, by and among Hydra Industries Acquisition Corp. and Macquarie Capital (USA), Inc., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q/A of the Company, filed with the SEC on May 3, 2017.

21.1**	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

31.1**	Section 302 Certification of Principal Executive Officer
31.2**	Section 302 Certification of Principal Financial Officer
32.1***	Section 906 Certification of Principal Executive Officer
32.2***	Section 906 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

#	Indicates management contract or compensatory plan.
*	Previously filed.
**	Filed herewith.
***	Previously furnished.
†	Registrant has omitted portions of the relevant exhibit and filed such exhibit separately with the SEC pursuant to a grant of confidential treatment under Rule 406 under the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: January 29, 2018	By:	/s/ Luke L. Alvarez
Luke L. Alvarez
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ A. Lorne Weil	January 29, 2018
A. Lorne Weil
Executive Chairman and Director

By:	/s/ Luke L. Alvarez	January 29, 2018
Luke L. Alvarez
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Stewart F.B. Baker	January 29, 2018
Stewart F.B. Baker
Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Nicholas Hagen	January 29, 2018
Nicholas Hagen
Director

By:	/s/ M. Alexander Hoye	January 29, 2018
M. Alexander Hoye
Director

By:	/s/ Ira H. Raphaelson	January 29, 2018
Ira H. Raphaelson
Director

By:	/s/ John M. Vandemore	January 29, 2018
John M. Vandemore
Director

By:	/s/ Roger D. Withers	January 29, 2018
Roger D. Withers
Director