Form 10-Q
period 2017-12-31
Inspired Entertainment, Inc.
filed 2018-02-05
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 5, 2018, there were 21,478,775 shares of the Company’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2017	September 30, 2017
	(Unaudited)
Assets
Current assets
Cash	$10,989	$20,028
Accounts receivable, net	12,680	20,469
Inventory, net	4,477	5,011
Prepaid expenses and other current assets	19,799	17,692
Total current assets	47,945	63,200

Property and equipment, net	43,119	43,485
Software development costs, net	47,218	46,433
Other acquired intangible assets subject to amortization, net	8,465	9,240
Goodwill	47,437	47,076
Other assets	9,196	9,589
Total assets	$203,380	$219,023

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$14,228	$20,407
Accrued expenses	13,652	18,119
Earnout liability	12,071	—
Corporate tax and other current taxes payable	2,875	3,134
Deferred revenue, current	10,912	7,209
Other current liabilities	3,547	4,420
Current portion of long-term debt	13,502	7,369
Current portion of capital lease obligations	535	562
Total current liabilities	71,322	61,220

Long-term debt	110,302	115,396
Capital lease obligations, net of current portion	427	532
Deferred revenue, net of current portion	20,341	20,144
Earnout liability, net of current portion	—	16,728
Derivative liability	4,106	964
Other long-term liabilities	7,029	6,368
Total liabilities	213,527	221,352

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Series A Junior Participating Preferred stock; $0.0001 par value; 1,000,000 shares authorized; 49,000 shares designated; no shares issued and outstanding at December 31, 2017 and September 30, 2017	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 20,848,375 shares and 20,402,602 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively	2	2
Additional paid in capital	321,688	323,429
Accumulated other comprehensive income	51,223	53,145
Accumulated deficit	(383,060)	(378,905)
Total stockholders’ deficit	(10,147)	(2,329)
Total liabilities and stockholders’ deficit	$203,380	$219,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2017	2016

Revenue:
Service	$30,367	$25,243
Hardware	1,020	1,794
Total revenue	31,387	27,037

Cost of sales, excluding depreciation and amortization:
Cost of service	(5,196)	(3,748)
Cost of hardware	(906)	(1,161)
Selling, general and administrative expenses	(16,374)	(13,731)
Stock-based compensation expense	(3,198)	(36)
Acquisition related transaction expenses	(574)	(10,460)
Depreciation and amortization	(9,560)	(7,168)
Net operating (loss) income	(4,421)	(9,267)

Other income (expense)
Interest income	38	12
Interest expense	(4,906)	(14,423)
Change in fair value of earnout liability	4,657	1,276
Change in fair value of derivative liability	319	124
Other finance income (costs)	191	(54)
Total other expense, net	299	(13,065)

Net loss before income taxes	(4,122)	(22,332)
Income tax benefit (expense)	(33)	(51)
Net loss	(4,155)	(22,383)

Other comprehensive income (loss):
Foreign currency translation gain/(loss)	124	17,485
Actuarial losses on pension plan	(2,046)	(1,256)
Other comprehensive income/(loss)	(1,922)	16,229

Comprehensive loss	$(6,077)	$(6,154)

Net loss per common share – basic and diluted	$(0.20)	$(1.79)

Weighted average number of shares outstanding during the period – basic and diluted	20,441,832	12,490,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	(deficit)

Balance at October 1, 2017	20,402,602	$2	$323,429	$53,145	$(378,905)	$(2,329)
Foreign currency translation adjustments	—	—	—	124	—	124
Actuarial losses on pension plan	—	—	—	(2,046)	—	(2,046)
Shares issued on exercise of warrants	50	—	1	—	—	1
Shares issued upon cashless exercise of RSUs	445,723	—	(1,043)	—	—	(1,043)
Stock-based compensation expense	—	—	783	—	—	783
Reclassification of RSUs to derivative liability due to modification	—	—	(1,482)	—	—	(1,482)
Net loss	—	—	—	—	(4,155)	(4,155)
Balance as of December 31, 2017	20,848,375	$2	$321,688	$51,223	$(383,060)	$(10,147)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(4,155)	$(22,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,560	7,168
Stock-based compensation expense	2,889	36
Change in fair value of derivative liability	(319)	(124)
Change in fair value of earnout liability	(4,657)	(1,276)
Non-cash interest expense relating to senior debt	1,924	—
Non-cash interest expense relating to PIK loan notes	—	9,762
Changes in assets and liabilities:
Accounts receivable	7,912	(774)
Inventory	572	461
Prepaid expenses and other assets	(1,750)	776
Corporate tax and other current taxes payable	(1,060)	693
Accounts payable	(7,929)	(1,262)
Other current liabilities	(60)	(11)
Deferred revenues and customer prepayment	2,858	(698)
Accrued expenses	(4,562)	(77)
Other long-term liabilities	(1,332)	(1,196)
Net cash used in operating activities	(109)	(8,905)

Cash flows from investing activities:
Purchases of property and equipment	(2,913)	(2,332)
Purchases of capital software	(3,900)	(5,301)
Net cash used in investing activities	(6,813)	(7,633)

Cash flows from financing activities:
Proceeds from issuance of revolver and long-term debt	6,043	7,415
Cash received in connection with Merger	—	36,664
Proceeds from sale of common stock	—	1,645
Repayments of long-term debt	(7,713)	—
Repayments of finance leases	(140)	(37)
Net cash (used in) provided by financing activities	(1,810)	45,687

Effect of exchange rate changes on cash	(307)	301
Net (decrease) increase in cash	(9,039)	29,450
Cash, beginning of period	20,028	1,486
Cash, end of period	$10,989	$30,936

Supplemental cash flow disclosures
Cash paid during the period for interest	$6,275	$5,388
Cash paid during the period for income taxes	$—	$15

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital from cashless exercise of RSUs	$1,043	$—
Additional paid in capital reclassified to derivative liability	$1,482	$—
Derivative liability reclassified to accrued expenses	$126	$—
Fair value adjustment of PIK shareholder loans	$—	$174,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(in thousands, except share and per share data)

(Unaudited)

1.	Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies

Company Description and Nature of Operations

Inspired Entertainment, Inc. (f/k/a Hydra Industries Acquisition Corp.) (the “Company,” the “group,” “we,” “our,” and “us”) is a global business-to-business gaming technology company, supplying Virtual Sports, Mobile and Server Based Gaming (“SBG”) systems to regulated lottery, betting and gaming operators worldwide. We provide end-to-end digital gaming solutions on our proprietary and secure network, which accommodates a wide range of devices, including land-based gaming machine terminals, mobile devices such as smartphones and tablets and online computer and social applications.

The Company was formed in Delaware on May 30, 2014 under the name Hydra Industries Acquisition Corp. as a “blank check company” for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business transaction, one or more operating businesses or assets. On December 23, 2016 (the “Closing Date”), the Company consummated a business combination by acquiring Inspired Gaming Group pursuant to a share sale agreement dated as of July 13, 2016 (the “sale Agreement”), by and among the Company and those persons identified on Schedule 1 to the Sale Agreement, including DMWSL 633 (“Inspired”), DMWSL 632 Limited and Gaming Acquisitions Limited. Pursuant to the Sale Agreement, the Company acquired all of the outstanding equity and shareholder loan notes of Inspired Gaming Group. We refer to such acquisition and to the other transactions contemplated by the Sale Agreement, collectively, as the “Business Combination” or the “Merger”.

Management Liquidity Plans

As of December 31, 2017, the Company’s cash on hand was $10,989 and the Company had a working capital deficit of $23,377. The Company recorded net losses of $4,155 and $22,383 for the three months ended December 31, 2017 and 2016, respectively. The net losses arose principally due to acquisition related expenses, interest on shareholder loan notes in the prior year, which are no longer a liability of the Company following the Merger, and non-cash items, including stock-based compensation. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. The working capital deficit of $23,377 includes non-cash settled items of $12,071 for the earnout liability and $10,912 of deferred income, current. Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and borrowings available under the Company’s credit facilities will be sufficient to fund the Company’s net cash requirements through February 2019.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the periods ended September 30, 2017, September 24, 2016 and September 26, 2015. The financial information as of September 30, 2017 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K filed with the SEC on December 4, 2017. The interim results for the three months ended December 31, 2017 are not necessarily indicative of the results to be expected for the year ending September 30, 2018 or for any future interim periods.

The Company changed its reporting year end from a 52-week period ending on the last Saturday in September to a September 30 year end, commencing with the year ended September 30, 2017. Accordingly, the period ended December 31, 2016 includes the results of operations for the Company for the period from September 25, 2016 through December 31, 2016.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(in thousands, except share and per share data)

(Unaudited)

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

Foreign Currency Translation

For most of our operations, GBP is our functional currency. Our reporting currency is the U.S. Dollar. We also have operations where the local currency is the functional currency, including our operations in mainland Europe and South America. Assets and liabilities of foreign operations are translated at period-end rates of exchange, equity is translated at historical rates of exchange and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficit. Gains or losses resulting from foreign currency transactions are included in other (expense), net in the condensed consolidated statements of operations and comprehensive loss.

Reclassification

Certain prior year amounts were reclassified to conform to the current year’s presentation. These reclassifications have no effect on the financial position or results of operations reported as of and for the period ended December 31, 2016.

Use of Estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including those related to the revenue recognition for contracts involving software and non-software elements, allowance for doubtful accounts, inventory reserve for net realizable value, goodwill and intangible assets, useful lives of long-lived assets, stock-based compensation, valuation allowances on deferred taxes, earnout liability, derivative liabilities, commitments and contingencies and litigation, among others. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. We regularly evaluate these significant factors and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASC 606), “Revenue from Contracts with Customers,” which was subsequently modified in August 2015 by ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“ASU 2014-09”). As a result, ASU No. 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016 and 2017, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12), as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20, ASU 2017-13 and ASU 2017-14). The Company will adopt the standard on October 1, 2019, which may result in a cumulative-effect adjustment for deferred revenue to the opening balance sheet for 2017 and the restatement of the financial statements for all prior periods presented. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

2.	Accounts Receivable

Accounts receivable consist of the following:

	December 31, 2017	September 30, 2017
Trade receivables	$17,552	$25,527
Less: long-term receivable recorded in other assets	(3,043)	(3,235)
Other receivables	144	135
Allowance for doubtful accounts	(1,973)	(1,958)
Total accounts receivable, net	$12,680	$20,469

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(in thousands, except share and per share data)

(Unaudited)

3.	Inventory

Inventory consists of the following:

	December 31, 2017	September 30, 2017
Component parts	$3,710	$4,100
Finished goods	767	911
Total inventories	$4,477	$5,011

Component parts include parts for gaming terminals. Included in component parts are reserves for excess and slow-moving inventory of $435 and $419 as of December 31, 2017 and September 30, 2017, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

4.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31, 2017	September 30, 2017
Prepaid expenses and other assets	$6,698	$8,150
Unbilled accounts receivable	13,101	9,542
Total prepaid expenses and other assets	$19,799	$17,692

5.	Property and Equipment, net

	December 31, 2017	September 30, 2017
Short-term leasehold property	$374	$371
Video lottery terminals	109,683	105,525
Computer equipment	8,537	8,428
Plant and machinery	3,443	3,358
	122,037	117,682
Less: accumulated depreciation and amortization	(78,918)	(74,197)
	$43,119	$43,485

Depreciation and amortization expense amounted to $4,792 and $4,638 for the three months ended December 31, 2017 and 2016, respectively.

6.	Software Development Costs, net

Software development costs, net consisted of the following:

	December 31, 2017	September 30, 2017
Software development costs	$95,295	$89,468
Less: accumulated amortization	(48,077)	(43,035)
	$47,218	$46,433

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(in thousands, except share and per share data)

(Unaudited)

During the three months ended December 31, 2017, the Company capitalized $4,343 of software development costs. Amounts in the above table include $1,473 and $2,676 of internal use software at December 31, 2017 and September 30, 2017, respectively.

The total amount of software costs amortized was $3,926 and $1,749 for the three months ended December 31, 2017 and 2016, respectively. There were no software costs written down to net realizable value for the three months ended December 31, 2017 and 2016. The weighted average amortization period was 3.2 years for the three months ended December 31, 2017 and 2016.

The estimated software amortization expense for the years ending September 30 are as follows:

Year ending September 30,
2018 (nine months)	$11,434
2019	14,958
2020	11,643
2021	6,186
2022	2,211
2023	786
Total	$47,218

7.	Intangible Assets and Goodwill

The following tables present certain information regarding our intangible assets. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives of ten years with no estimated residual values, which materially approximates the expected pattern of use.

	December 31, 2017	September 30, 2017
Trademarks	$18,258	$18,119
Customer relationships	15,604	15,485
	33,862	33,604
Less: accumulated amortization	(25,397)	(24,364)
	$8,465	$9,240

Aggregate intangible asset amortization expense amounted to $842 and $781 for the three months ended December 31, 2017 and 2016, respectively.

The estimated intangible asset amortization expense for the years ending September 30 are as follows:

Year ending September 30,
2018 (nine months)	$2,539
2019	3,386
2020	2,540
Total	$8,465

Goodwill

The difference in the carrying amount of goodwill at December 31, 2017 and September 30, 2017 (amounting to $361), as reported in the accompanying unaudited interim condensed consolidated balance sheets is attributable to foreign currency translation adjustments.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(in thousands, except share and per share data)

(Unaudited)

8.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2017	September 30, 2017
Direct costs of sales	$5,329	$6,038
Accrued corporate cost expenses	1,727	2,257
Interest payable - cash	859	4,116
Interest payable – payment in kind	656	664
Asset retirement obligations	41	40
Other creditors	5,040	5,004
	$13,652	$18,119

9.	Other Liabilities

Other liabilities consist of the following:

	December 31, 2017	September 30, 2017
Customer prepayments and deposits	$3,533	$4,346
Foreign exchange contract liabilities	14	74
Total other liabilities, current	3,547	4,420
Other payables, net of current portion	1,716	2,079
Asset retirement obligations	873	866
Pension liability	4,440	3,423
Total other liabilities, long-term	7,029	6,368
	$10,576	$10,788

10.	Long Term and Other Debt

Outstanding Debt and Capital Leases

The following reflects outstanding debt and capital leases as of the dates indicated below:

	December 31, 2017	September 30, 2017
Senior bank debt	$123,804	$122,765
Capital leases and hire purchase contract	962	1,094
Total long-term debt outstanding	124,766	123,859
Less: current portion of long-term debt	(14,037)	(7,931)
Long-term debt, excluding current portion	$110,729	$115,928

The Company is in compliance with all relevant covenants and the long term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt for the years ending September 30 matures as follows:

Fiscal period	Senior bank debt	Capital leases and hire purchase contract	Total
2018 (nine months)	$13,502	$426	$13,928
2019	110,302	464	110,766
2020	—	72	72
Total	$123,804	$962	$124,766

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(in thousands, except share and per share data)

(Unaudited)

11.	Fair Value Measurements

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

		December 31,	September 30,
	Level	2017	2017
Earnout liability (see Note 12)	3	$12,071	$16,728
Derivative liability (see Note 13)	2	$4,106	$964
Long term receivable (included in other assets)	2	$3,043	3,235
Foreign exchange contract liability (included in other current liabilities)	2	$14	$74

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

Level 3 financial liabilities consist of the earnout liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate (see Note 12).

At December 31, 2017 and September 30, 2017, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

12.	Earnout Liability

Pursuant to the Sale Agreement discussed in Note 2, an earnout payment of up to 2,500,000 shares of the Company’s common stock, subject to certain customary anti-dilution adjustments (the “Earnout Consideration”) shall be paid to the previous owners of Inspired (the “Selling Group”) and will be determined based on the financial performance of the Company’s businesses in six specific countries, China, Colombia, Greece, Norway, Spain and Ukraine (collectively, the “Earnout Jurisdictions”), as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the twelve months ending September 30, 2018 (the “Earnout Period”). If such EBITDA is equal to or greater than £15,000 ($20,253), the Selling Group will receive an aggregate of 2,500,000 shares of common stock. If such EBITDA is less than £15,000 ($20,253), the Selling Group will receive the number of shares equal to the product of (x) 2,500,000 and (y) a fraction, the numerator of which is such EBITDA and the denominator of which is £15,000 ($20,253).

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(in thousands, except share and per share data)

(Unaudited)

In accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”), the earnout shares are not considered indexed to the Company’s own stock and therefore are accounted for as a liability with fair value changes being recorded in the condensed consolidated statements of operations and comprehensive loss. The fair value of the Earnout Consideration is calculated using a Monte Carlo simulation to estimate the variance and relative risk of achieving future EBITDA during the Earnout Period in the Earnout Jurisdictions. This model is a discrete-time model that allows for sources of uncertainty, simulates the movements of the underlying metric and calculates the resulting derivative value for each trial. Such simulations are performed for a number of trials and the average value across all trials is determined in order to arrive at the concluded value of such derivative. The Earnout Consideration was valued at $12,071 and $16,728 at December 31, 2017 and September 30, 2017, respectively.

The key assumptions in applying the Monte Carlo simulation include the Earnout Period EBITDA in the Earnout Jurisdictions for the period ending September 30, 2018, a risk-adjusted discount rate of 13.3% as of December 31, 2017, a standard deviation of 49.3% as of December 31, 2017 (based on the expected standard deviation of the Earnout Period EBITDA), a normal distribution of Earnout Period EBITDA and a Monte Carlo simulation run 100,000 times.

Significant increases or decreases to any of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum Earnout Consideration obligation. Ultimately, the liability will be equivalent to the amount paid in shares, and the difference between the fair value estimate and amount paid will be recorded in earnings.

The following table provides a reconciliation of the beginning and ending balances for the earnout liability measured using significant unobservable inputs (Level 3):

Balance – September 30, 2017	$16,728
Change in fair value of earnout liability	(4,657)
Balance – December 31, 2017	$12,071

13.	Derivative Liability

On December 22, 2016, the Company’s Board of Directors adopted the Inspired Entertainment, Inc. Second Long-Term Incentive Plan (the “Second Incentive Plan”) subject to approval by the Company’s stockholders, which had not yet been sought or obtained as of December 31, 2017. The Second Incentive Plan initially authorized 200,000 shares to be issued pursuant to grants thereunder and was principally intended to provide a mechanism through which certain management bonuses due in cash upon consummation of the Merger could be paid partially in stock in order to preserve liquidity in the Company. Under such arrangement, members of management entitled to cash bonuses on the Closing Date of the Merger agreed to accept 50% of the bonuses due in cash and 50% in restricted stock units (“RSUs”) under the Second Incentive Plan. Such awards have a scheduled distribution date of December 23, 2019, the third anniversary of the Merger (the “Management Bonus RSUs”).

On December 13, 2017, the Board of Directors approved an increase in the number of shares available under the Second Incentive Plan by 1,100,000 shares, bringing the total shares available to be issued to 1,300,000 shares. Such increase was authorized in order to grant 926,272 RSUs to the Company’s Executive Chairman and 150,000 RSUs to the Company’s Chief Strategy Officer following the cancellation of the awards of restricted stock (“RSAs”) covering the same number of shares that had been granted to them in January 2017 under the Company’s stockholder approved 2016 Long-Term Incentive Plan (the “2016 Incentive Plan”) (see Note 14). The new RSUs (the “Additional RSUs”) vest upon the earliest of a transformational acquisition by the Company (as defined in the award agreement), the respective recipient’s continued service through December 31, 2019, a change in control of the Company or the respective recipient’s death, disability or termination without cause. The awards are subject to clawback provisions extending for three years following the settlement of the awards.

The terms governing all outstanding awards under the Second Incentive Plan would require the Company to settle the awards in cash rather than shares in the event the Company’s stockholders have not approved the Second Incentive Plan by the date specified in the relevant recipient’s award agreement (e.g., December 23, 2019 in the case of the Management Bonus RSUs and December 31, 2019, or such earlier vesting date as may occur, in the case of the Additional RSUs). Such cash payment would be based on the volume weighted average price of the Company’s common stock over the 30 trading days prior to such settlement date. In connection with such cash payment, the recipient’s award of RSUs would be cancelled.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(in thousands, except share and per share data)

(Unaudited)

The obligation to settle awards under the Second Incentive Plan has been deemed to be a derivative liability due to the potential cash settlement provision which is not within the Company’s control and, as a result, the obligation is accounted for as a derivative liability with fair value changes being recorded in the condensed consolidated statements of operations and comprehensive loss. The fair value of the liability is calculated based on the value of the underlying common stock. Until stockholder approval is obtained, awards under the Second Incentive Plan are not considered issued and outstanding.

As of December 31, 2017, the Board of Directors had approved grants under the Second Incentive Plan totaling 1,184,186 RSUs, of which 1,136,458 RSUs were issued and outstanding as of December 31, 2017 and scheduled to be settled on the three-year anniversary of the Merger (i.e., December 23, 2019). The activity during the quarter ended December 31, 2017 consisted of the grant of the 1,076,272 Additional RSUs discussed above and the cancellation in November 2017 of awards under the Second Incentive Plan totaling 12,560 RSUs upon termination of his employment in consideration of the Company agreeing to settle his award in cash. Since the derivative liability associated with the award to this participants was settled, the Company reclassified the fair value of the derivative liability amounting to $126. The settlement amount paid in cash was approximately $132 and the difference between the fair value of the derivative liability at the settlement date and the amount paid in cash was recorded as an adjustment to additional paid in capital.

The cancellation of the RSAs and concurrent granting of the Additional RSUs is considered to be a modification of the awards and resulted in the original classification of the awards as an equity instrument being switched to a classification as a liability instrument (as the RSAs were awarded under the stockholder approved 2016 Incentive Plan and the award terms did not contain the potential cash settlement feature applicable to Additional RSUs awarded under the Second Incentive Plan). Accordingly, on the date of the modification, $1,482 of previously recognized compensation expense was reclassified from additional paid in capital to derivative liability. The fair value of the Additional RSUs on the date of grant was $10,763, of which $2,105 was recorded as compensation expense during the three months ended December 31, 2017 and $3,516 was recorded as a derivative liability at December 31, 2017.

14.	Stock-Based Compensation

2016 Incentive Plan

As described in Note 13, in December 2017, the Company’s Board of Directors granted the Executive Chairman and Chief Strategy Officer 1,076,272 RSUs under the Second Incentive Plan following the cancellation of the awards of RSAs covering the same number of shares that had been granted to them in January 2017 under the Company’s stockholder approved 2016 Incentive Plan.

Stock-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. As of December 31, 2017, there were 1,112,436 shares of non-vested restricted stock and RSUs outstanding.

The company recognized stock-based compensation expense as follows:

	Three Months Ended December 31,
	2017	2016
Restricted Stock and Restricted Stock Units	$783	$36
Modification of awards	2,105	—
Payroll taxes on vesting of Restricted Stock Units	310	—
	$3,198	$36

15.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Unrecognized pension benefit costs	Accumulated Other Comprehensive Loss (Income)
Balance at September 30, 2017	$(78,668)	$25,523	$(53,145)
Change during the period	(124)	2,046	1,922
Balance at December 31, 2017	$(78,792)	$27,569	$(51,223)

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(in thousands, except share and per share data)

(Unaudited)

16.	Net Loss per Share

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended December 31,
	2017	2016
Earnout Shares	2,500,000	2,500,000
Restricted Stock Units	1,648,643	817,880
Unvested Restricted Stock	624,116	950,484
Stock Warrants	9,539,565	9,539,615
	14,312,324	13,807,979

17.	Income Taxes

On December 22, 2017 several significant changes to the U.S. tax code were signed into law under the Tax Cuts and Jobs Act (the “Act”). Included amongst such changes is a reduction of the US corporate tax rate from 35% to 21%. Most of the effective dates of provisions in the Act are based on tax years beginning after December 31, 2017. Accordingly, many of the related provisions should not impact Inspired until its fiscal year beginning October 1, 2018. Nonetheless, the Company continues to evaluate the impact of the Act on the tax provision.

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

The effective income tax rate for the three months ended December 31, 2017 and 2016 was (0.80%) and (0.23%), respectively, resulting in a ($33) and ($51) income tax expense, respectively. The income tax expense for the three months ended December 31, 2017 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the impact of the U.S. statutory tax rate change on deferred tax assets and liabilities, changes in the valuation allowance for deferred taxes and the net losses generated by the Company’s non-US foreign subsidiaries. The income tax expense for the three months ended December 31, 2016 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the changes in the valuation allowance for deferred taxes and the net losses generated by the Company’s non-US foreign subsidiaries.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management determined that it is more likely than not that the Company will not realize the deferred income tax asset balances and therefore, recorded a full valuation allowance of $49,841 as of December 31, 2017.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(in thousands, except share and per share data)

(Unaudited)

The utilization of the Company’s pre-Merger net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of some or all of the net operating loss carryforwards before their utilization.

18.	Related Parties

We occupy office space leased by a company affiliated with our Executive Chairman. We acquired inventory and paid maintenance expenses for the office.

		Three Months Ended December 31,
		2017	2016
Transaction
Hydra Management LLC	Selling, general and administrative expenses	$(86)	$—

19.	Commitments and Contingencies

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

On June 30, 2017, Martin E. Schloss, the former Executive Vice President, General Counsel and Secretary of the Company, filed a lawsuit in the Supreme Court of the State of New York, County of New York, naming as defendants the Company and A. Lorne Weil, alleging a breach by Mr. Weil of a purported oral contract to name Mr. Schloss as general counsel of the entity surviving any initial business combination effected by the Company, and asserting unjust enrichment claims against Mr. Weil and the Company and quantum meruit claims against the Company to receive additional compensation for Mr. Schloss’s past services to the Company prior to its initial business combination, seeking unspecified damages in an amount allegedly expected by the plaintiff to be no less than $1 million. The Company believes that any damages if Mr. Schloss were to prevail would not be material to the Company, and is contesting the matter vigorously. Both the Company and Mr. Weil have moved to dismiss Mr Schloss’ suit. Oral argument on the motions was held on January 17, 2018 and the court’s decision on the motions remains pending.

20.	Pension Plan

We operate a scheme which is comprised of a separately managed defined benefit section and a defined contribution section. The defined benefit section is closed to future accruals for services rendered to the Company. We estimate that $3,296 will be contributed to the pension plan during the year ending September 30, 2018.

The total amount of employer contributions paid during the three months ended December 31, 2017 amounted to $869. We expect to pay $2,427 during the remaining part of the fiscal period.

For the three months ended December 31, 2017 and 2016, the components of total periodic benefit costs were as follows:

	Three Months Ended
	December 31,
	2017	2016
Components of net periodic (benefit)/cost:
Service cost	$—	$—
Interest cost	725	815
Expected return on plan assets	(916)	(761)
Net periodic (benefit)/cost	$(191)	$54

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(in thousands, except share and per share data)

(Unaudited)

21.	Segment Reporting and Geographic Information

The Company operates its business along two operating segments, which are segregated on the basis of revenue stream: Server Based Gaming and Virtual Sports. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), total assets and total capital expenditures for the three months ended December 31, 2017 and 2016, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions.

Segment Information

Three Months Ended December 31, 2017

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$21,809	$8,558	$—	$30,367
Hardware	1,020	—	—	1,020
Total revenue	22,829	8,558	—	31,387
Cost of sales, excluding depreciation and amortization:
Cost of service	(4,053)	(1,143)	—	(5,196)
Cost of hardware	(906)	—	—	(906)
Selling, general and administrative expenses	(3,949)	(1,912)	(10,513)	(16,374)
Stock-based compensation expense	(72)	(87)	(3,039)	(3,198)
Acquisition related transaction expenses	—	—	(574)	(574)
Depreciation and amortization	(7,607)	(1,600)	(353)	(9,560)
Segment operating income (loss)	6,242	3,816	(14,479)	(4,421)

Net operating loss				(4,421)

Total assets at December 31, 2017	$109,092	$76,024	$18,264	$203,380

Total goodwill at December 31, 2017	$—	$47,437	$—	$47,437
Total capital expenditures for the three months ended December 31, 2017	$6,986	$1,321	$113	$8,420

Three Months Ended December 31, 2016

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$18,220	$7,023	$—	$25,243
Hardware	1,794	—	—	1,794
Total revenue	20,014	7,023	—	$27,037
Cost of sales, excluding depreciation and amortization:
Cost of service	(2,895)	(853)	—	(3,748)
Cost of hardware	(1,161)	—	—	(1,161)
Selling, general and administrative expenses	(3,824)	(1,796)	(8,111)	(13,731)
Stock-based compensation expense	—	—	(36)	(36)
Acquisition related transaction expenses	—	—	(10,460)	(10,460)
Depreciation and amortization	(5,653)	(1,068)	(447)	(7,168)
Segment operating income (loss)	6,481	3,306	(19,054)	(9,267)

Net operating loss				(9,267)

Total assets at September 30, 2017	$113,692	$75,975	$29,356	$219,023

Total goodwill at September 30, 2017	$—	$47,076	$—	$47,076
Total capital expenditures for the three months ended December 31, 2016	$4,974	$1,677	$494	$7,145

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(in thousands, except share and per share data)

(Unaudited)

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended December 31,
	2017	2016
Total revenue
UK	$20,493	$19,154
Italy	4,300	4,374
Greece	4,391	—
Rest of world	2,203	3,509
Total	$31,387	$27,037

Geographic information of our non-current assets excluding goodwill is set forth below:

	December 31, 2017	September 30, 2017
Total non-current assets excluding goodwill
UK	$69,585	$68,069
Italy	4,731	5,761
Greece	22,303	20,728
Rest of world	11,379	14,189
Total	$107,998	$108,747

Software development costs are included as attributable to the market in which they are utilized.

22.	Customer Concentration

During the three months ended December 31, 2017, there were three customers that represented at least 10% of revenues, accounting for 27%, 14% and 10% of the Company’s revenues. During the three months ended December 31, 2016, two customers represented at least 10% of revenues, accounting for 30% and 11% of the Company’s revenues. All these customers were served by both the Server Based Gaming and Virtual Sports segments.

At December 31, 2017, two customers represented at least 10% of accounts receivable, accounting for 17% and 13% of the Company’s accounts receivable. At September 30, 2017, two customers accounted for 26% and 13% of the Company’s accounts receivable.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(in thousands, except share and per share data)

(Unaudited)

23.	Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 17, 2018, the Company and three holders of shares of the Company’s common stock, Landgame S.à.r.l. (“Landgame”), Ares Capital Europe Limited and Rossoff & Company LLC (collectively, the “Selling Stockholders”), entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC, as underwriter (the “Underwriter”) pursuant to which the Underwriter agreed to purchase from the several Selling Stockholders a total of 4,500,000 shares of common stock at a price of $7.95 per share (the “Selling Stockholder Offering”). The Company will not receive any proceeds from the sale of common stock by the Selling Stockholders. The transaction closed on January 22, 2018. Within 30 days after the date of the Underwriting Agreement, the Underwriter, at its own election, may choose to purchase up to an additional 675,000 shares of common stock from Landgame S.à.r.l.

In the Underwriting Agreement, the Company made certain customary representations and warranties and entered into certain customary covenants and agreements, including an agreement to indemnify the Underwriter and the Selling Stockholders against certain liabilities that could arise under the Securities Act of 1933, as amended (the “Securities Act”), and an agreement to contribute in certain circumstances to payments that the Underwriter or any of the Selling Stockholders could be required to make in respect of any such liabilities. The Company also agreed that, for a period of 90 days after January 17, 2018, it would refrain from offering or selling common stock or any other securities convertible into common stock, subject to certain exceptions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this document.

Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business, and the timing and ability for us to complete future acquisitions. Specifically, forward-looking statements may include statements relating to:

●	the future financial performance of the Company;
●	the market for the Company’s products and services;
●	expansion plans and opportunities, including future acquisitions or additional business combinations; and
●	other statements preceded by, followed by or that include words such as “anticipate”, “believe”, “continue”, “can”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “scheduled”, “seek”, “should”, “target”, “would” or similar expressions, among others.

These forward-looking statements are based on information available as of the date hereof, and current expectations, forecasts and assumptions that involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause our actual results or performance to differ include:

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

Overview

Inspired Entertainment, Inc. (the “Company,” the “Group,” “we,” “our,” and “us”) is a global business-to-business gaming technology company, supplying Virtual Sports, Mobile and Server Based Gaming (“SBG”) systems to regulated lottery, betting and gaming operators worldwide. We provide end-to-end digital gaming solutions on our proprietary and secure network, which accommodates a wide range of devices, including land-based gaming machine terminals, mobile devices such as smartphones and tablets and online computer and social applications.

Our key strategic priorities are to:

●	Extend our strong positions in each of Virtual Sports and SBG by developing new omni-channel products;
●	Continue to invest in games and technology in order to grow our existing customers’ revenues;
●	Add new customers by expanding into underpenetrated markets and newly-regulated jurisdictions; and
●	Pursue targeted mergers and acquisitions to expand our product portfolio and distribution footprint.

On December 23, 2016, the business combination that created the current Inspired Entertainment, Inc. was consummated (the “Business Combination” or the “Merger”). In connection with the Merger, the Company changed its name from Hydra Industries Acquisition Corp. to Inspired Entertainment, Inc., and changed its fiscal-year end to September 30.

Business Segments

We report our operations in two business segments, Virtual Sports and SBG, representing our different products and services. We evaluate our business performance, resource allocation and capital spending on an operating segment level, where possible. We use our operating results and identified assets of each of our operating segments in order to make prospective operating decisions. Although our revenues and cost of sales (excluding depreciation and amortization) are reported exclusively by segment, we do include unallocated items in our consolidated financial statements for certain expenses including depreciation and amortization as well as selling, general and administrative expenses. Unallocated balance sheet line items include items that are a shared resource and therefore not allocated between operating segments.

Our Virtual Sports business segment designs, develops, markets and distributes ultra-high-definition games that create an always-on sports wagering experience. Our Virtual Sports customers include virtual sports retail and digital operators, including regulated betting operators, lotteries, casinos, online operators and other gaming and lottery operators in the UK, continental Europe, Asia, Africa and North America.

Our SBG business segment designs, develops, markets and distributes a broad portfolio of games through our digital network architecture. Our SBG customers include UK licensed betting offices (“LBOs”), casinos, gaming hall operators, bingo operators and regulated operators of lotteries, as well as government-affiliated operators.

Geographic Range

Geographically, more than half of our revenues are derived from, and more than half of our non-current assets are attributed to, our UK operations, with the remainder of our revenues derived from, and non-current assets attributed to, Italy, Greece and the rest of the world. For the three months ended December 31, 2017, we earned approximately 65.3% of our revenue in the UK, 14.0% in Greece, 13.7% in Italy and the remaining 7.0% across the rest of the world. During the three months ended December 31, 2016, the percentages were 70.8%, 0.0%, 16.2% and 13.0% respectively.

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

During the three months ended December 31, 2017, we derived approximately 34.7% of our revenue from sales to customers outside of the UK, compared to 29.2% during the three months ended December 31, 2016.

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

Non-GAAP Financial Measures

We use certain financial measures that are not compliant with U.S. GAAP (“non-GAAP financial measures”), including EBITDA and Adjusted EBITDA, to analyze our operating performance. In this discussion and analysis, we present certain non-GAAP financial measures, define and explain these measures and provide reconciliations to the most comparable U.S. GAAP measures. See “—Non-GAAP Financial Measures” later in this Item 2.

Results of Operations

The discussion and analysis of our results of operations have been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three-month period ended December 31, 2017, compared to the similar period in 2016; and
●	a discussion and analysis of the results of operations of our SBG and Virtual Sports business segments for the three-month period ended December 31, 2017, compared to the similar period in 2016, including a Key Performance Indicator (“KPI”) analysis.

The three-month financial periods presented consist of a 92-day period for 2017 and a 98-day period for 2016. The balance sheet date of each fiscal period is December 31. Each of the foregoing periods is herein referred to as a “three-month period.”

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). In the three-month periods ended December 31, 2017 and 2016, the average USD: GBP rate was 1.34 and 1.25 respectively.

In the tables below, the “Days Movement” column represents values relating to the additional six days in the 2016 quarter as compared to the 2017 quarter. The “Days Movement” column allows for the comparisons shown in the additional “Like-for-Like Variance” columns. For line items in respect of which daily information was available for the additional days in 2016, specific adjustments were made. For line items in respect of which no such information was available, a straight-line method was used to provide pro-rated values. For certain line items, such as Stock-based compensation and Change in fair value of earnout liability, there were no values relating to the additional days in 2016.

In the discussion and analysis below, certain data may vary from the amounts presented in our consolidated financial statements due to rounding.

Three Months ended December 31, 2017 compared to Three Months ended December 31, 2016

	For the Three-Month Period ended
	Unaudited	Unaudited	Variance			Variance
(In thousands)	Dec 31, 2017	Dec 31, 2016	2017 vs 2016		Currency Movement	Days Movement	Like-for-Like Variance

Revenue:
Service	$30,367	$25,243	$5,124	20.3%	$2,197	($1,562)	$4,489	19.0%
Hardware	1,020	1,794	(774)	(43.1%)	$75	—	(849)	(47.3%)
Total revenue	31,387	27,037	4,350	16.1%	2,272	(1,562)	3,640	14.3%
Cost of sales, excluding depreciation and amortization:
Cost of service	(5,196)	(3,748)	(1,448)	(38.6%)	($376)	256	(1,328)	38.0%
Cost of hardware	(906)	(1,161)	255	22.0%	($67)	—	323	(27.8%)
Selling, general and administrative expenses	(16,374)	(13,731)	(2,643)	(19.3%)	($1,173)	841	(2,311)	17.9%
Stock-based compensation	(3,198)	(36)	(3,162)	(8784.0%)	($240)	—	(2,923)	8118.5%
Acquisition related transaction expenses	(574)	(10,460)	9,886	94.5%	($43)	—	9,929	(94.9%)
Depreciation and amortization	(9,560)	(7,168)	(2,392)	(33.4%)	($688)	498	(2,201)	33.0%
Net operating Income	(4,421)	(9,267)	4,846	52.3%	(315)	33	5,128	(55.5%)
Other income (expense)
Interest income	38	12	26	(220.5%)	$3	(1)	24	215.9%
Interest expense	(4,906)	(14,423)	9,517	66.0%	($352)	883	8,986	(66.4%)
Change in fair value of earnout liability	4,657	1,276	3,381	(265.0%)	$324	—	3,058	239.6%
Change in fair value of derivative liability	319	124	195	(157.0%)	$23	—	172	138.8%
Other finance income (costs)	191	(54)	245	453.7%	$14	3	228	(449.7%)
Total other income (expense), net	299	(13,065)	13,364	102.3%	11	886	12,468	(102.4%)
Net loss from continuing operations before income taxes	(4,122)	(22,332)	18,210	81.5%	(304)	918	17,596	(82.2%)
Income tax expense	(33)	(51)	18	35.7%	($2)	(0)	21	(40.6%)

Net loss	($4,155)	($22,383)	$18,228	81.4%	($307)	$918	$17,617	(82.1%)

Exchange Rate - $ to £	1.34	1.25

Number of days	92	98

Revenue

Total revenue for the quarter ended December 31, 2017 increased by $4.4 million, or 16.1%, from the quarter ended December 31, 2016, to $31.4 million, on a reported basis. Favorable currency movements accounted for $2.3 million of the increase, which was partly offset by a $1.6 million decrease due to there being fewer days in the 2017 period than in the 2016 period. On a like-for-like basis, revenue increased by $3.6 million, or 14.3%.

SBG revenue, which is included in total revenue, above, increased by $2.3 million on a like-for-like basis, or 12.2%, comprised of growth in service revenue of $3.1 million, offset by a reduction in hardware sales of $0.8 million.

SBG service revenue increased by $3.1 million on a like-for-like basis, or 18.4%, as a result of the rollout of terminals in Greece, growth in UK licensed betting office (“LBO”) Gross Win per unit per day and a software license sale into the Greek market (“Gross Win per unit per day” is defined as stake less amounts returned to the player in prize, before gaming tax deductions). These increases were partly offset by a change in contract terms for one key UK customer in conjunction with an extension of the end date of the customer’s contract without being obligated to make further capital investment.

Hardware revenue decrease was driven by a reduction in SBG terminal sales in the Greek, Electronic Table Games (“ETG”) and Colombian markets of $0.6 million, $0.5 million and $0.3 million, respectively. This was offset by an increase in the UK SBBT terminal sales of $0.5 million.

Virtual Sports revenue increased by $1.3 million on a like-for-like basis, or 20.3%, driven by new customer revenue in Greece, Ireland and Poland, as well as an increase in revenue from existing customers, due in part to additional channels offered.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, which includes machine cost of sales, consumables, content royalties and connectivity costs, increased from the period ended December 31, 2016 by $1.2 million on a reported basis, to $6.1 million. Of this increase, $0.4 million arose from adverse currency movements, offset by a reduction of $0.3 million due to there being fewer days in the current period compared to the comparative period. On a like-for-like basis, cost of sales increased by $1.0 million.

Cost of service increased by $1.3 million on a like-for-like basis due to an increase in Greece SBG service costs of $0.5 million and $0.5 million from additional machine consumable costs on UK SBG terminals. The remaining $0.3 million increase was due to additional third-party royalties payable on new recurring contracts for Virtual Sports.

Cost of hardware decreased by $0.3 million on a like-for-like basis due to lower nil margin hardware sales in Greece and lower hardware sales in the ETG and Colombian markets. This was partly offset by the higher hardware sales in the UK.

Selling, general and administrative expenses

Selling, general, and administrative (“SG&A”) expenses include staff compensation costs (including outsourced costs), travel, professional services fees and technology expenses (including hosting fees, data centers and similar charges).

SG&A expenses increased from the 2016 quarterly period to the 2017 quarterly period by $2.6 million, on a reported basis, from $13.7 million to $16.4 million. Of this increase, $1.2 million arose from adverse currency movements, offset by a reduction of $0.8 million due to there being fewer days in the current year period. On a like-for-like basis, SG&A expenses increased by $2.3 million. This increase was driven by additional costs of $1.5 million since the closing of the Business Combination incurred as a result of our public company status and incremental group restructuring costs of $0.7 million.

Stock-based compensation

In connection with the Business Combination, on December 22, 2016, the Company’s stockholders approved the Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan (the “2016 Incentive Plan”).

As of December 31, 2017, there were 2,778,818 shares authorized for issuance under the 2016 Incentive Plan and 1,086,314 shares not yet subject to outstanding awards. Awards are fair-valued at the time of issuance, with the value being spread over the vesting period. During the current period, 1,076,272 shares previously awarded were converted to derivative liability instruments, making them part of the total number of shares that are now subject to outstanding awards. The Company recorded an expense in the current period of $3.2 million in respect of outstanding awards, of which $2.1 million was as a result of the cancellation of previously granted restricted stock awards and the granting of new restricted stock unit awards now being classified as derivative liabilities and therefore being expensed through stock-based compensation. In addition, there was a charge in the period of $0.3 million relating to employer taxes of vested units. In the prior period, there was a negligible charge for stock-based compensation.

Acquisition related transaction expenses

Acquisition related transaction expenses decreased by $9.9 million in the 2017 quarterly period compared to the 2016 quarterly period, to $0.6 million, on a reported basis. All of the current period expenses related to ongoing work in respect of potential acquisitions. All of the prior period expenses related to the Business Combination.

Depreciation and amortization

Depreciation and amortization increased by $2.4 million in the 2017 quarterly period compared to the 2016 quarterly period, to $9.6 million, on a reported basis. Of this increase, $0.7 million arose from adverse currency movements, partly offset by $0.5 million due to there being fewer days in the 2017 period than the 2016 period.

On a like-for-like, basis, depreciation and amortization increased by $2.2 million. The like-for-like increase was driven by a $2.1 million increase due to additional amortization accruing in connection with new platforms and games going live across SBG and Virtual Sports.

Net Operating loss

On a reported basis, net operating loss decreased from a loss of $9.3 million in the 2016 quarter to a loss of $4.4 million in the 2017 quarter. Of this variance, $0.3 million arose from adverse currency movements. On a like-for-like basis, net operating loss decreased by $5.1 million, mainly due to an increase in revenue and a reduction in transaction expenses.

Interest expense

Interest expense decreased by $9.5 million, or 66%, in the quarter ending December 31, 2017 compared to the comparative period to $4.9 million, on a reported basis. Of this variance, $0.4 million arose from adverse currency movements, offset by $0.9 million due to there being fewer days in the current period. On a like-for-like basis, interest expense decreased by $9.0 million. The decrease was principally due to a $8.9 million reduction in PIK loan note interest and a $0.4 million reduction in debt fee amortization. All PIK loan notes were external to the group prior to the Business Combination on December 23, 2016, at which point they became internal. The PIK loan notes were subsequently waived on May 31, 2017. This reduction was partly offset by a $0.5 million increase in PIK interest charged on our senior debt, as a result of the quarterly compounding of the debt increasing the effective daily charge.

Change in fair value of earnout liability

Change in fair value of earnout liability relates to the potential earnout payment that may be made to the former owners of DMWSL 633 Limited, the amount of which is dependent upon the financial performance of Inspired’s businesses in six specific countries (China, Colombia, Greece, Norway, Spain and Ukraine) (collectively, the “Earnout Jurisdictions”), as measured by earnings before interest, taxes, depreciation and amortization for the twelve months ending September 30, 2018 (the “Earnout Period”). As a result of changes in expectations relating to of the Earnout Jurisdictions, and share-price movements, the credit that accrued in the current period resulting from a change in fair value of earnout liability was $4.7 million. In the 2016 period, the corresponding figure was a credit of $1.3 million.

Change in fair value of derivative liability

Change in fair value of derivative liability increased by $0.2 million, to $0.3 million on a reported basis.

Net loss

On a reported basis, net loss improved from a loss of $22.4 million to a loss of $4.2 million. $0.3 million of this variance arose from adverse currency movements. This resulted in a like-for-like improvement of $17.6 million, mainly due to a reduction in transaction expenses, a reduction in interest expense and an increase in revenue.

BUSINESS SEGMENT RESULTS

Server Based Gaming Segment

We generate revenue from our SBG business segment through product sales (both hardware and software) and long-term participation agreements, which include access to our SBG platform and the selection of game titles, usually over a term of, usually three to five years but longer in certain territories. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and any relevant regulatory levies) from SBG terminals placed in our customers’ facilities, which include retail outlets, casinos and other gaming operations, or from SBG gaming software used by customers’ players through mobile or online devices. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our SBG business is principally driven by the number of operator customers we have, the number of SBG machines in operation, the net win performance of the machines and the net win percentage that we receive pursuant to our contracts with our customers.

SBG segment, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Dec 31,	Dec 31,	2017 vs 2016
SBG	2017	2016		%

End of period installed base (# of terminals)	29,985	26,823	3,162	11.8%
Average installed base (# of terminals)	29,310	26,767	2,543	9.5%
Customer Gross Win per unit per day (1)	£115.92	£119.06	(£3.13)	(2.6%)
Customer Net Win per unit per day (1)	£82.93	£85.89	(£2.96)	(3.4%)
Inspired Blended Participation Rate	6.1%	6.1%	(0.0%)

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

Customer Gross Win (defined as stake less amounts returned to player in prize, less free bets or plays, before gaming tax deductions) per unit per day is a KPI used by our internal decision makers to (i) assess impact on the Company’s revenue, (ii) determine changes in the strength of the overall market and (iii) evaluate the impacts of regulatory change and our new content releases on our customers. Customer Gross Win per unit per day is the average per unit cash generated across all SBG terminals in which the Company takes a participation revenue share across all territories in the period, defined as the difference between the amounts staked less winnings to players divided by the Average Installed Base in the period, then divided by the number of days in the period.

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

SBG segment, key events that affected results for the Three Months ended December 31, 2017

Our SBG rollout into the Greek market continued during this period, with approximately 3,500 terminals installed as of December 31, 2017. These represent the majority of the phase 1 rollout plan of 3,960 terminals due to be complete by the first quarter of 2018. We also have a further 2,400 terminals contracted which form part of our phase 2 rollout plan to be delivered across 2018. The performance of our Greek terminals has been very strong compared to other suppliers during the period.

During the period, we launched our new SBG cabinet, the “Flex 4K,” with trials in two of our major UK LBO customers and have contracted for the hardware sale with another major UK LBO customer. The “Flex 4K” is our new curved, Ultra HD touchscreen cabinet, offering players a more immersive gaming experience.

In addition to the comparable period in 2016, 223 Self Service Betting Terminals (“SSBTs”) were sold and deployed in the UK market. These are expected to provide recurring service revenue in the coming years.

Overall, the size of our Average Installed Base increased 9.5%, to 29,310, due to our continued terminal rollout in Greece. Customer Gross Win per unit per day (in our functional currency, GBP) decreased by 2.6%, also driven by the impact of our SBG installations in Greece, as our Greek machines return a lower daily Customer Gross Win compared to our UK machines. Our blended participation rate has remained consistent at 6.1%.

SBG segment, key events that affected results for the Three Months ended December 31, 2016

Our UK SBG terminals in LBOs generated Gross Win per unit per day growth on a constant currency basis of 4%, year-over-year.

In the UK market, contract extensions and amendments were signed with two large customers, neither of which required immediate additional capital expenditure. In addition, there was continued SBG rollout into non-LBO UK venues, adding an additional 400 SBG terminals.

In Italy, we released the new titles “White Knight” and “Goddess of the Amazon,” which performed well in the estate, and there was continued SBG rollout to a new customer.

SBG segment, Three Months ended December 31, 2017 compared to Three Months ended December 31, 2016

Server Based Gaming	For the Three-Month Period ended
	Unaudited	Unaudited	Variance		Variance
(In thousands)	Dec 31, 2017	Dec 31, 2016	2017 vs 2016		Currency Movement	Days Movement	Like-for-Like Variance
	$ '000	$ '000	$ '000	%

Revenue:
Service	$21,809	$18,220	$3,589	19.7%	$1,578	($1,138)	$3,148	18.4%
Hardware	1,020	1,794	(774)	(43.1%)	$75	—	(849)	(47.3%)
Total revenue	22,829	20,014	2,815	14.1%	1,653	(1,138)	2,299	12.2%

Cost of sales, excluding depreciation and amortization:
Cost of service	(4,053)	(2,895)	(1,158)	(40.0%)	($293)	195	(1,061)	39.3%
Cost of hardware	(906)	(1,161)	255	22.0%	($67)	—	323	(27.8%)
Total cost of sales	(4,959)	(4,056)	(903)	(22.3%)	(360)	195	(738)	19.1%

Selling, general and administrative expenses	(3,949)	(3,824)	(125)	(3.3%)	($284)	234	(75)	2.1%

Stock-based compensation	(72)	—	(72)	N/A	($5)	—	(67)	N/A

Depreciation and amortization	(7,607)	(5,653)	(1,954)	(34.6%)	($547)	346	(1,753)	33.0%

Net operating profit	$6,242	$6,481	($239)	(3.7%)	$458	($362)	($335)	(5.5%)

Exchange Rate - $ to £	1.34	1.25

SBG segment revenue. In the period ending December 31, 2017, SBG revenue increased $2.8 million, to $22.8 million, on a reported basis. Of this increase, $1.7 million arose from favorable currency movement, partly offset by $1.1 million due to fewer days in the current period. On a like-for-like basis, SBG revenue increased by $2.3 million, or 12.2%.

SBG service revenue increased by $3.6 million, or 19.7%, on a reported basis. Of this increase, $1.6 million arose from favorable currency movement, partly offset by $1.1 million due to there being fewer days in the 2017 quarterly period vs than in the 2016 quarterly period. On a like-for-like basis, SBG service revenue increased by $3.1 million, or 18.4%, to $21.8 million, primarily due to the continued rollout of terminals into Greece. This rollout drove additional participation revenue of $1.5 million and other recurring revenue of $0.6 million. In addition, during the 2017 period we completed a software license sale into the Greek market, generating revenue of $1.2 million.

UK LBO Customer Gross Win per unit per day grew by 2.4%. These gains were offset by revised terms agreed in an SBG contract extension with one customer in our UK LBO market. This contract extension nevertheless allowed us to continue to generate revenue without the obligation to make further capital investment.

SBG hardware revenue decreased by $0.8 million to $1.0 million, on a reported basis, including favorable currency movements of $0.1 million. On a like-for-like basis, SBG hardware revenue decreased by $0.8 million, principally due to higher terminal sales in 2016 in the Greek (these are nil margin sales), ETG and Colombian markets, contributing decreases in the 2017 period of $0.6 million, $0.5 million and $0.3 million, respectively. The decrease was partly offset by a higher volume of UK SBBT hardware sales of $0.5 million.

SBG segment operating profit.

In the 2017 quarterly period, SBG operating profit decreased by $0.2 million to $6.2 million, on a reported basis. Of this variance, $0.5 million arose from favorable currency movements, offset by a decrease of $0.4 million due to there being fewer days in the 2017 period than in the 2016 period. On a like-for-like basis, SBG operating profit decreased by $0.3 million.

SBG Cost of sales (excluding depreciation and amortization) increased by $0.9 million to $5.0 million, on a reported basis. Of this variance, $0.4 million arose from adverse currency movement, partly offset by $0.2 million due to there being fewer days in the 2017 period than in the 2016 period. On a like-for-like basis, the increase was $0.7 million. This was principally due to an increase in service costs of $1.1 million due to Greek SBG service costs of $0.5 million, and additional machine consumable costs of $0.5 million. This was partly offset by lower hardware costs of $0.3 million due to lower hardware sales.

SBG SG&A expenses increased by $0.1 million to $3.9 million, on a reported basis. Of this variance, $0.3 million arose from adverse currency impact, partly offset by $0.2 million due to there being fewer days in the 2017 period than in the 2016 period. This resulted in a like-for-like increase of $0.1 million.

SBG depreciation and amortization increased by $2.0 million to $7.6 million on a reported basis. Of this amount, $0.5 million arose from adverse currency movement, partially offset by $0.3 million due to there being fewer days in the 2017 period than in the 2016 period. On a like-for-like basis the increase was $1.8 million, driven by a $1.5 million increase in intangible amortization due to new projects going live in the Greek, UK and Italian markets and an increase in machine-related depreciation of $0.5 million driven by the continued terminal rollout in the Greek market. These were partially offset by savings of $0.4 million from fully depreciated terminals in the UK, Italian and Colombian markets.

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

Virtual Sports segment, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Dec 31,	Dec 31,	2017 vs 2016
Virtual Sports	2017	2016		%

No. of Live Customers at the end of the period	86	74	12	16.2%
Average No. of Live Customers	83	74	9	12.7%
Total Revenue (£'000)	£6,371	£5,635	£735	13.0%
Total Revenue £'000 - Retail	£3,812	£3,322	£490	14.8%
Total Revenue £'000 - Interactive	£2,559	£2,314	£245	10.6%
Average Revenue Per Customer per day (£)	£834	£781	£54	6.9%

In the table above:

“No. of Live Customers at the end of the period” and “Average No. of Live Customers” represent the number of customers from which there is Virtual Sports revenue at the end of the period and the average number of customers from which there is Virtual Sports revenue during the period, respectively.

“Total Revenue (£000)” represents total revenue for the Virtual Sports segment, including recurring and upfront service revenue. Total revenue is also divided between “Total Revenue (£000) – Retail,” which consists of revenue earned through players wagering at Virtual Sports venues, and “Total Revenue (£000) – Interactive,” which consists of revenue earned through players wagering online, including through our mobile remote game server (“Mobile RGS”) product.

“Average Revenue per Customer per day” represents total revenue for the Virtual Sports segment in the period, divided by the Average No. of Live Customers, divided by the number of days in the period.

Virtual Sports segment, key events that affected results for the Three Months ended December 31, 2017

As of December 31, 2017, OPAP offered our Virtual Sports product in over 4,000 retail venues following launch in April 2017.

During the 2017 quarterly period, our Virtual Sports products continued to grow in Poland through the retail venues and online channels of Fortuna, Central Europe’s largest betting operator. Under an agreement that extends to 2019, Fortuna customers in Poland are able to play Virtual Football (soccer), Virtual Horses, Virtual Greyhounds, Virtual Speedway and Virtual Motor Racing.

By the end of the 2017 quarterly period, our Mobile RGS business was live with sixteen customers, having launched ten new customers since December 31, 2016, including Betfair, Grosvenor Casino (part of the Rank Group), Bwin, Sportingbet, VideoSlots, and a variety of Betsson brands. The Average Number of Live Customers increased by nine, from 74 to 83, including new RGS customers. Average Revenue per Customer per day for the year increased by £54, or 6.9%, from £781 to £834.

Virtual Sports segment, key events that affected results for the Three Months ended December 31, 2016

We had successful go-lives with two new Mobile RGS integrations, our fifth and sixth customers, respectively, in the Mobile RGS space. “Rush Football 2” went live with two of our Italian customers, enhancing revenue in the Italian Virtual Sports retail and online markets. Further game integrations were also completed during the three-month period further increasing our revenues from all Mobile RGS customers.

Virtual Sports segment, Three Months ended December 31, 2017 compared to Three Months ended December 31, 2016

Virtual Sports	For the Three-Month Period ended
	Unaudited	Unaudited	Variance		Variance
(In thousands)	Dec 31, 2017	Dec 31, 2016	2017 vs 2016		Currency Movement	Days Movement	Like-for-Like Variance

Service Revenue	$8,558	$7,023	$1,535	21.9%	$619	($424)	$1,341	20.3%

Cost of Service	($1,143)	(853)	(290)	(34.0%)	(83)	60	(267)	33.7%

Selling, general and administrative expenses	(1,912)	(1,796)	(116)	(6.5%)	(137)	110	(89)	5.3%

Stock-based compensation	(87)	—	(87)	N/A	(6)	—	(81)	N/A

Depreciation and amortization	(1,600)	(1,068)	(532)	(49.8%)	(115)	65	(482)	48.1%

Net operating profit	$3,816	$3,306	$510	15.4%	$277	($188)	$422	13.5%

Exchange Rate - $ to £	1.34	1.25

Virtual Sports segment revenue. During the 2017 quarterly period, Virtual Sports revenue increased $1.5 million compared to the 2016 quarterly period, on a reported basis. Of this increase, $0.6 million arose from favorable currency movements, partly offset by $0.4 million due to there being fewer days in the 2017 period than the 2016 period. On a like-for-like basis, Virtual Sports revenue increased by $1.3 million, or 20.3%, to $8.6 million.

This increase was principally the result of recurring revenue growth of $1.4 million in Virtual Sports land-based and online customers, due to the addition of Greece’s OPAP as a new customer as well as new customers in Ireland and Poland. A $0.5 million increase arose from further RGS penetration into the mobile market, where the number of our customers increased from six to sixteen. These increases were partly offset by a $0.5 million reduction in revenue from long term licenses that have now come to an end.

Virtual Sports segment operating profit.

In the 2017 quarterly period, Virtual Sports operating profit increased by $0.5 million, or 15.4%, on a reported basis. Of this increase, $0.3 million arose from favorable currency movements, partly offset by $0.2 million due to there being fewer days in the 2017 period than the 2016 period. On a like-for-like basis, this represented an increase of $0.4 million, or 13.5%.

Virtual Sports Cost of service increased by $0.3 million to $1.1 million, on a reported basis. Of this increase, $0.1 million arose from adverse currency movement, offset by $0.1 million due to there being fewer days in the 2017 period than the 2016 period. On a like-for-like basis, cost of service increased by $0.3 million, due to additional third-party royalties payable on new recurring contracts.

Virtual Sports SG&A expenses increased by $0.1 million, on a reported basis. Of this increase, $0.1 million arose from adverse currency movement, offset by $0.1 million due to there being fewer days in the 2017 period than the 2016 period. This resulted in a like-for-like increase of $0.1 million.

Virtual Sports Depreciation and amortization increased by $0.5 million to $1.6 million, on a reported basis. Of this increase, $0.1 million arose from adverse currency movement, offset by $0.1 million due to there being fewer days in the 2017 period than the 2016 period. This resulted in a like-for-like increase of $0.5 million, due to additional deprecation of platforms and games going live.

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

Constant Currency. Currency impacts shown have been calculated as the current-period average GBP: USD rate less the equivalent average rate in the prior period, multiplied by the current period amount in our functional currency (GBP). The remaining difference, referred to as constant currency, is calculated as the difference in our functional currency, multiplied by the prior-period average GBP: USD rate, as a proxy for constant currency movement.

Currency Movement represents the difference between the results in our reporting currency (USD) and the results on a Constant Currency basis

Days Movement represents values relating to the additional six days in the 2016 quarter as compared to the 2017 quarter using specific information where available and otherwise applying a straight-line method that reflects pro-rated values.

Like-for-Like Variance represents the difference between the results in our reporting currency calculated under GAAP and the results after adjusting for Currency Movement and Days Movement impacts.

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Loss, to Adjusted EBITDA are shown below.

	For the Three-Month Period ended
	Unaudited Dec 31,	Unaudited Dec 31,	Adjusted Dec 31,
(In thousands)	2017	2016	2016

Net loss	($4,155)	($22,383)	($21,465)

Items Relating to Legacy Activities:
Pension charges	140	180	169
(Credit)/Costs relating to former operations	5	(112)	(105)

Items outside the normal course of business:
Costs of group restructure	780	—	—
Transaction fees	574	10,460	10,460

Stock-based compensation expense	3,198	36	36

Depreciation and amortization	9,560	7,168	6,670
Total other expense, net	(299)	13,065	12,265
Income tax	33	51	51
Adjusted EBITDA	$9,836	$8,465	$8,081

Adjusted EBITDA	£7,325	£6,792	£6,484

Exchange Rate - $ to £	1.34	1.25	1.25

Included in the GBP Adjusted EBITDA are incremental costs since closing of the business combination of £1.2 million, compared to £0.0 million in the prior year.

Items Relating to Legacy Activities

“Pension charges” are profit and loss charges included within selling, general and admin expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Central Functions.

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

	For the Three-Month Period ended
	Dec 31,	Reported Dec 31,	Adjusted Dec 31,
(In thousands)	2017	2016	2016

Net revenues per Financial Statements	$31,387	$27,037	$23,681
Less Nil Margin Sales		(533)	(533)
Less Analogue Revenues	—	—	—
Adjusted Revenue	$31,387	$26,504	$23,148

Adjusted Revenue	$23,374	£21,266	£18,574

Exchange Rate - $ to £	1.34	1.25	1.25

Liquidity and Capital Resources

Three Months ended December 31, 2017 compared to Three Months ended December 31, 2016

	Period Ended		Variance
(in thousands)	December 31,	December 31,
	2017	2016	2017 to 2016
Net loss	($4,155)	($22,383)	$18,228
Non-cash interest expense	1,924	9,762	(7,838)
Change in fair value of derivative and earnout liabilities and stock based compensation expense	(2,087)	(1,364)	(723)
Other net cash provided by operating activities	4,209	5,080	(871)
Net cash used in operating activities	(109)	(8,905)	8,796

Net cash used in investing activities	(6,813)	(7,633)	820
Net cash provided by financing activities	(1,810)	45,687	(47,497)
Effect of exchange rates on cash	(307)	301	(608)
Net increase/(decrease) increase in cash and cash equivalents	($9,039)	$29,450	($38,489)

Net cash provided by operating activities. In the 2017 quarterly period, net cash outflow used in operating activities was $0.1 million, compared to an outflow of $8.9 million in the prior period, representing an $8.8 million improvement in cash generation.

Non-cash interest expense decreased by $7.8 million, from $9.8 million to $1.9 million, as a consequence of the acquisition of DMWSL 633 Limited by Hydra Industries Acquisition Corp. to form Inspired Entertainment, Inc in the prior period. As part of that transaction, outstanding PIK loan notes became internal and were subsequently waived on May 31, 2017. The related non-cash interest expense ceased to be an external charge to the Company from the date of the Business Combination.

Change in fair value of derivative and earnout liabilities and stock based compensation expense decreased by $0.7 million from an inflow of $1.4 million to an inflow of $2.1 million. Movements in the market value of the stock price resulted in a $3.6 million higher inflow in the current three month period which was partly offset by a $2.4m higher stock based compensation expense.

Other net cash provided by operating activities decreased by $0.9 million, from $5.1 million to $4.2 million. Apart from higher trading levels producing a typical requirement for an increase in working capital, significant drivers decreasing other net cash provided by operating activities included the relative movement of other creditors of $5.9 million. The variance of other creditors included one-off items relating to a reduction in restructuring costs and Greece-related accruals in the 2017 quarterly period of $1.7 million and $1.2 million, respectively, combined with a prior year increase relating to transactional acquisition costs of $1.6 million. The foregoing items were largely offset by higher depreciation levels of $2.4 million and higher increases in UK and Greek deferred revenue creditors of $3.6 million.

Net cash used in investing activities. In the 2017 quarterly period, net cash used in investing activities decreased by approximately $0.8 million, from $7.6 million to $6.8 million. The decrease was attributable to lower spending on property, plant and equipment compared to the prior period.

Net cash provided by financing activities. In the 2017 quarterly period, net cash from financing activities decreased by $47.5 million, from a $45.7 million inflow to a $1.8 million outflow. This was due to the prior period benefitting from a cash injection of $16.7 million received following the acquisition of DMWSL 633 Limited by Hydra Industries Acquisition Corp. to form Inspired Entertainment, Inc., and $21.6 million of proceeds received from a private placement of common stock. In addition, during the 2017 quarterly period, we paid $7.7 million to reduce the outstanding balance under our senior debt facility.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of December 31, 2017, we had liquidity of $11.0 million in cash and cash equivalents. This compares to $30.9 million at the end of the prior period as a result of the closing of the Business Combination on December 23, 2016, followed by the payment of significant transaction related expenses in January 2017. We had a working capital outflow of $5.4 million in the 2017 quarterly period, compared to a $2.1 million outflow in the 2016 quarterly period. The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization. In periods where significant levels of machines are being produced, the levels of inventory and creditors are higher than average and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Significant portions of our cash flows from operations arise in Greece, from our operations in that country. As of December 31, 2017, $3.7 million of our $11.0 million of cash and cash equivalents had arisen in Greece and was being held there in our Greek accounts. In the ordinary course of business, we seek from time to time to transfer funds earned in Greece to accounts of ours outside Greece. However, Greece imposes capital controls that complicate, and can delay or prevent, the flow of capital out of that country. Historically, we have always been able to complete such transfers. Nevertheless, if approvals of our transfers of funds out of Greece are ever materially delayed or prevented, our cash planning and our ability to deploy cash across our operations could be adversely affected. See “Risk Factors – The capital controls imposed by Greece as a consequence of its financial crisis can cause problems for the transfer of our earnings out of Greece.”

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and borrowings available under the Company’s credit facilities will be sufficient to fund the Company’s net cash requirements through February 2019. If the Company were to undertake any acquisitions, it might be required to finance them, in whole or in part, by issuing additional equity or debt securities or increasing its borrowing levels.

Long term and Other Debt

Our long-term debt consists of senior bank debt and a revolving credit facility.

The Company has bank facilities of £90.0 million (equivalent to approximately $121.5 million), consisting of a senior term loan facility of £72.5 million (equivalent to approximately $97.9 million) and a revolving credit facility of £17.5 million (equivalent to approximately $23.6 million). As of December 31, 2017 and December 31, 2016, the Company had aggregate borrowings under the term loan facility of £72.5 million (equivalent to $97.9 million) and £72.5 million (equivalent to $89.7 million), respectively. The term loan facility imposes a cash interest rate on outstanding borrowings equal to the base rate margin of 7.00% per annum, plus the higher of 3.00% and LIBOR. The current rate at which cash interest accrues is 10.00% per annum. In addition, the term loan facility imposes PIK interest at a rate of 7.00% per annum on the outstanding borrowings, which amount is added to the total principal outstanding. The term loan facility is scheduled to mature on September 30, 2019.

As of December 31, 2017 and December 31, 2016, the Company had aggregate borrowings under the revolving credit facility of £10.0 million (equivalent to $13.5 million) and £13.7 million (equivalent to $17.0 million), respectively. The revolving credit facility imposes a cash interest rate on outstanding borrowings equal to the base rate margin of 5.00% per annum, plus LIBOR. The current rate at which cash interest accrues is 5.50% per annum. In addition, a commitment fee is payable with respect to unutilized borrowing capacity at a rate of 2.00% per annum. The revolving credit facility is scheduled to mature on June 30, 2019. In addition to the revolving credit facility borrowings described above, further amounts under the facility have been used for the Company’s VAT Duty Deferment guarantee and the Company’s credit card program. The amounts so used as of December 31, 2017 and December 31, 2016 were $0.2 million and $0.4 million, respectively.

Debt issuance fees were capitalized at the time the debt was issued. As at December 31, 2017 and December 31, 2016, the amount of debt issuance fees capitalized was $0 and $0.9 million, respectively.

Debt Covenants

Under our debt facilities, we are subject to covenant testing at quarterly intervals. The covenant testing is set at the level of DMWSL 631 Limited, an intermediate holding company above all trading companies, and consists of tests on Leverage (Net Debt/EBITDA), Interest Cover (EBITDA/Interest Costs) and Super Senior Leverage (Net Debt + Revolver/EBITDA). These are measured under UK generally accepted accounting principles. In addition to the quarterly tests, there is an annual requirement that no more than £3 million be spent on non-machine capital additions, excluding labor capitalization.

All of our operations are included within the DMWSL 631 Limited group, except for certain overhead and director fees and expenses, non-recurring costs relating to the Business Combination and the movement in stock-based compensation expense and fair values on earnout and derivative liabilities. The costs of these items in the three months ended December 31, 2017 were $1.6 million, $0.4 million and -$2.7 million, respectively, and in the three months ended December 31, 2016 were $1.0 million, $0.5 million and -$1.4 million, respectively

There have been no breaches of the debt covenants in the periods ended December 31, 2017 and December 31, 2016.

Liens and Encumbrances

Our senior bank debt is secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Contractual Obligations

As of December 31, 2017, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in thousands)	Total	1 yr	1-3 years	3-5 years	5 yrs
Operating activities
Interest on long term debt	$21,258	$11,202	$10,055	$0	$0

Financing activities
Revolver repayment	13,502	13,502	0	0	0
Senior bank debt - principal repayment	97,890	0	97,890	0	0
Senior bank debt - compounded PIK debt interest	27,377	0	27,377	0	0
Finance lease payments	962	535	427	0	0
Interest on non-utilisation fees	813	463	350	0	0
	$161,801	$25,702	$136,099	$0	$0

Off-balance sheet financing arrangements

As of December 31, 2017, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and our disclosure of commitments and contingencies at the date of the consolidated financial statements. On an on-going basis, we evaluate our estimates and judgments. We base our estimates and judgments on a variety of factors, including our historical experience, knowledge of our business and industry and current and expected economic conditions, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

Please refer to our Annual Report on Form 10-K filed with the SEC on December 4, 2017, for a further discussion of our critical accounting policies. During the three months ended December 31, 2017, there were no material changes to these policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2017, we had £72.5 million ($97.9 million) of senior bank debt and £9.2 million ($12.4 million) of capitalized PIK debt interest that is subject to a floating interest rate charge that can vary with the LIBOR rate if this rate increases over a level of 3%. Due to the current rates of LIBOR, if floating interest rates increased by 1%, there would be no impact on the interest expense. If the floating interest rates increased by 5%, the additional interest charge would be approximately $0.7 million.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net assets total approximately $0.1 million and our US Dollar functional currency net liabilities total approximately $19.6 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2017 would result in translation adjustments of approximately $0.0 million and $2.6 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained earnings earned in Euros and in US Dollars in the three months ended December 31, 2017 were €1.1 million and $0.5 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2017 would result in translation adjustments of approximately $0.1 million and $0.0 million, respectively, recorded in trading operations.

The majority of the group’s trading is in GBP, the functional currency, although the reporting currency of the group is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the group’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results by approximately $0.5 million and would result in translation adjustments of approximately $1.2 million, recorded in other comprehensive loss.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2017, the end of the period covered by this Report.

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

On June 30, 2017, Martin E. Schloss, the former Executive Vice President, General Counsel and Secretary of the Company, filed a lawsuit in the Supreme Court of the State of New York, County of New York, naming as defendants the Company and A. Lorne Weil, alleging a breach by Mr. Weil of a purported oral contract to name Mr. Schloss as general counsel of the entity surviving any initial business combination effected by the Company, and asserting unjust enrichment claims against Mr. Weil and the Company and quantum meruit claims against the Company to receive additional compensation for Mr. Schloss’s past services to the Company prior to its initial business combination, seeking unspecified damages in an amount allegedly expected by the plaintiff to be no less than $1 million. The Company believes that any damages if Mr. Schloss were to prevail would not be material to the Company, and is contesting the matter vigorously. Both the Company and Mr. Weil have moved to dismiss Mr Schloss’ suit. Oral argument on the motions was held on January 17, 2018 and the court’s decision on the motions remains pending.

ITEM 1A. RISK FACTORS

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

The UK Government’s principal proposal in the consultation document is to reduce the maximum permitted betting stake for players of B2 gaming machines (also known as Fixed-Odd Betting Terminals, or FOBTs) from the current £100 to either £50, £30, £20 or £2, and also to introduce other measures intended to protect players. A reduction of the maximum permitted B2 betting stake, or the introduction of other player protection measures, could adversely affect players’ interest in and use of B2 gaming machines; the total stakes wagered on such machines; the earnings made by operators who offer such machines at their betting locations; the portion of operators’ revenues that we receive under total revenue-sharing contracts and SBG revenue-sharing contracts that we have with such operators; and demand for the supply of such machines in the future. A significant portion of our SBG revenue is derived from our revenue-sharing arrangements with customers who operate our SBG terminals as B2 gaming machines. Therefore, if the maximum permitted B2 betting stake is reduced, or if other player protection measures are introduced, and any of the foregoing potential adverse consequences were to result, there could be a material adverse effect on our SBG revenues and consequently on our overall business.

Because it is unknown when, after the end of the consultation response period on January 23, 2018, the UK Government may take action to reduce the maximum permitted B2 betting stake or introduce other player protection measures; what reduced level of maximum permitted betting stake may be imposed; what additional player protection measures may be introduced; and when such changes would come into force, there can be no assurance as to the extent to which any such changes would affect our earnings or our business generally. Although a reduction of the maximum permitted betting stake to £50 might not have a substantial adverse effect on our earnings; a reduction to £30 could reduce our earnings by a substantial portion and could have a material adverse effect on our results of operations, cash flows and financial condition, and a reduction to £2 would reduce our earnings significantly and would likely have a material adverse effect on our results of operations, cash flows and financial condition. In all events, we currently expect that we would not experience material effects, if any, from any betting stake reduction until our 2019 fiscal year, and that during the period of time between the UK Government’s announcement of a reduction and its imposition, we could begin taking measures intended to mitigate the effects of the reduction.

For the foregoing reasons, although we currently expect that a reduction in the maximum B2 betting stake or the introduction of other player protection measures may have at least some degree of adverse effect on our business, there can be no assurance as to when any such changes will be imposed or when, how and to what extent such changes would affect our business, but any such changes could have a material adverse effect on our results of operations, cash flows and financial condition.

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

The demand for our services is sensitive to general and local economic conditions over which we have no control, including changes in the levels of consumer disposable income and geographic exposure to macro-economic trends and taxation. In addition, the economic stability of certain Eurozone countries where we conduct or intend to conduct business may become affected by sovereign debt crises or other general and local economic and political conditions. Adverse changes in economic conditions may affect our business generally or may be more prevalent or concentrated in particular markets in which we operate. Any deterioration in economic conditions or the continuation of uncertain economic conditions could have an adverse effect on our business, financial condition, results of operations and prospects. Other economic risks which may adversely affect our performance include high interest rates, inflation and volatile foreign exchange markets, and effects arising from Great Britain’s exit from the European Union (“Brexit”).

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

We are a global business and derive substantially all of our revenue outside the United States. For the three months ended December 31, 2017, we earned approximately 65.3% of our revenue in the UK, 14.0% in Greece, 13.7% in Italy and the remaining 7.0% across the rest of the world. Our business in foreign markets subject us to risks customarily associated with such operations, including:

●	foreign withholding taxes on, or bank regulatory restrictions on expatriating, our subsidiaries’ earnings that could reduce cash flow available to meet our required debt service and other obligations;
●	the complexity of foreign laws, regulations and markets;
●	the impact of foreign labor laws and disputes;
●	potential risks relating to our ability to manage our foreign operations, monitor our customers’ activities or our partners’ activities which may subject us to risks involving such other entities’ financial condition or to inconsistent interests or goals;
●	the impact of price controls, capital controls and any local difficulties in collecting accounts receivable and transferring earnings to other jurisdictions, including, without limitation, the impact of the capital controls imposed in Greece in 2015 as a consequence of its financial crisis, which can complicate and delay our transfer of earnings out of Greece;
●	recent unexpected gaming tax increases in Italy;
●	other economic, tax and regulatory policies of foreign governments; and
●	the ability to attract and retain key personnel in foreign jurisdictions.

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

As a result of the geographic concentration of our operations in the UK, Italy and Greece, our operating results and cash flow depend significantly on economic conditions and the other factors listed above in these market areas. There can be no assurance that we will be able to operate on a continuing successful basis in these markets or in any combination of different geographical markets.

The capital controls imposed by Greece as a consequence of its financial crisis can cause problems for the transfer of our earnings out of Greece.

Since 2015, Greece has imposed capital controls that complicate, and can delay or prevent, the flow of capital out of that country. Because we have significant revenue-generating operations in Greece, but also have our operational and decision-making centers outside Greece and incur costs and arrange financing in multiple jurisdictions outside Greece, in the ordinary course of our business we seek from time to time to transfer funds earned in Greece to accounts of ours outside Greece. Historically, we have always been able to complete such transfers. However, from transfer to transfer, the approval procedures for making such transfers can vary in terms of duration, complication and general difficulty. If approvals of our transfers of funds out of Greece are ever materially delayed or prevented, by Greek regulations, Greek regulatory procedures or otherwise, our cash planning and our ability to deploy cash across our operations could be adversely affected, and our results of operations could suffer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Funding Needs and Sources”.

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

The provisions of our existing credit agreement or other debt instruments may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our credit agreement, any future credit facility or other debt instruments could result in a default or an event of default that could enable our lenders or other debt holders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full.

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

Risks Relating to Our Status as a Public Company and Ownership of Our Common Stock

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

We may be required to recognize impairment charges related to goodwill, identified intangible assets and property and equipment or to take write-downs or write-offs, restructuring or other charges that could have a significant negative effect on our financial condition, results of operations and stock price.

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

We have the ability to redeem the warrants any time prior to their expiration at a price of $0.01 per warrant, provided that (i) the last reported sale price of our common stock equals or exceeds $24.00 per share for any 20 trading days within the 30 trading-day period ending on the third business day before we send the notice of such redemption and (ii) on the date we give notice of redemption and during the entire period thereafter until the time the warrants are redeemed, there is an effective registration statement under the Securities Act covering the shares of our common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available unless warrants are exercised on a cashless basis. Redemption of the outstanding warrants could force holders:

●	to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so;
●	to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants; or
●	to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.

The private placement warrants are not redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Concentration of ownership of the Company may have the effect of delaying or preventing a change in control.

Our largest stockholder, Landgame S.à.r.l, holds approximately 28% of the outstanding common stock of the Company, and as a result has the ability to strongly influence the outcome of corporate actions of the Company requiring stockholder approval. In addition, Landgame S.à.r.l. is party to a stockholders agreement that provides it with the right to nominate two of the seven members of our board of directors. As a result, this stockholder has the ability to exert influence over our business and may make decisions with which other stockholders may disagree. In addition, under the same stockholders agreement, another one of our stockholders, Hydra Industries Sponsor LLC (the “Hydra Sponsor”), has the right to nominate one director, and affiliates of Macquarie Group Limited have the right, jointly with the Hydra Sponsor, to nominate two directors. Each of the foregoing stockholders also have rights to appoint more directors if the size of our board of directors is increased. As a result, each of these stockholders has the ability to exert influence over our business and may support or make decisions with which other stockholders may disagree. Moreover, the concentrations of ownership described above may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock.

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

We do not currently intend to pay dividends on our common stock.

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

The price of our securities may fluctuate significantly due to general market and economic conditions. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. If our results do not meet the expectations of investors or securities analysts, the market price of our securities may decline. In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Any of the factors listed below could have an adverse effect on the price of our securities, and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and NASDAQ in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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

If our existing stockholders sell substantial amounts of their shares of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. We filed a registration statement that became effective in July 2017 and that currently covers the resale of approximately 11,100,000 shares of our outstanding common stock held by certain stockholders and up to approximately 4,000,000 shares of our common stock underlying our Public Warrants and, as a result, such shares may be sold in the public market, subject to applicable securities laws. In addition, although we are subject to lock-up restrictions in connection with this offering which limit our ability to, among other things, issue shares of our common stock or any securities convertible into or exercisable or exchangeable for shares of common stock for a 90-day restricted period following January 22, 2018, those restrictions are subject to a number of exceptions. For example, we are permitted to issue up to 7.5% of the total number of outstanding shares of common stock as of the date of this document in connection with the acquisition of another business, a merger with or into another company or a similar transaction, so long the shares or other securities issued are subject to lock-up restrictions for the remainder of the 90-day restricted period. We are also permitted to negotiate and/or execute definitive agreements in connection with the acquisition of another business, a merger with or into another company or a similar transaction pursuant to which we are, or may be, required to issue shares of common stock, so long as the consummation of such acquisition, merger or similar transaction is put to a vote of the holders of the Company’s capital stock entitled to vote generally in the election of the Company’s directors and approved by a majority of the votes cast by such holders, and so long as no such shares are issued, transferred or disposed of, directly or indirectly, during the 90-day restricted period.

In addition, up to 2,500,000 additional shares of our common stock may be issued as earnout consideration pursuant to the terms of the Business Combination, which may have an adverse effect on the market price of our common stock.

We also have an aggregate of 1,222,856 shares of common stock reserved for future issuance under our 2016 Long-Term Incentive Plan or our Second Long-Term Incentive Plan, 475,400 shares of common stock available for purchase under the lnspired Entertainment Employee Stock Purchase Plan, a total of 2,299,759 shares of common stock subject to outstanding restricted stock awards and restricted stock unit awards, and a total of 9,539,565 shares of common stock issuable upon the exercise of outstanding warrants, in each case as of January 16, 2018.

In addition, the Company expects to increase, by approximately 1,000,000 shares, the number of shares available for awards to be made under the Company’s 2016 Long-Term Incentive Plan. This plan was approved by stockholders in 2016, and any such increase in the number of shares available under the plan will be subject to further stockholder approval, which the Company expects to seek at its 2018 annual meeting of stockholders, currently planned for March 2018.

We have filed registration statements on Form S-8 under the Securities Act to register 2,366,362 shares of our common stock issued pursuant these plans and such issuances would cause dilution in any shares of our common stock that you may own. In addition, any such shares that may be sold in the open market may cause the market price of our stock to decline.

A decline in the price of shares of our common stock could impede our ability to raise capital through the issuance of additional shares or other equity securities. Moreover, any such decline could result in our common stock trading at prices significantly below the price you paid.

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

Although we are subject to lock-up restrictions in connection with this offering which limit our ability to, among other things, issue shares of our common stock or any securities convertible into or exercisable or exchangeable for shares of common stock for a 90-day restricted period following January 22, 2018, those restrictions are subject to a number of exceptions. For example, we are permitted to issue up to 7.5% of the total number of outstanding shares of common stock as of the date of this document in connection with the acquisition of another business, a merger with or into another company or a similar transaction, so long the shares or other securities issued are subject to lock-up restrictions for the remainder of the 90-day restricted period. We are also permitted to negotiate and/or execute definitive agreements in connection with the acquisition of another business, a merger with or into another company or a similar transaction pursuant to which we are, or may be, required to issue shares of common stock, so long as the consummation of such acquisition, merger or similar transaction is put to a vote of the holders of the Company’s capital stock entitled to vote generally in the election of the Company’s directors and approved by a majority of the votes cast by such holders, and so long as no such shares are issued, transferred or disposed of, directly or indirectly, during the 90-day restricted period.

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

Any such dilution could cause a decline in the trading price of our common stock.

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

Risks Relating to Economic and Political Conditions

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

We conduct purchase and sale transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates globally. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom’s June 23, 2016 referendum in which voters approved Brexit. It is possible that sovereign debt crises in certain Eurozone countries could lead to the abandonment of the Euro and the reintroduction of national currencies in those countries. International revenues and expenses generally are derived from sales and operations in various foreign currencies, and these revenues and expenses could be affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into U.S. Dollars for consolidated financial reporting, as weakening of foreign currencies relative to the U.S. Dollar will adversely affect the U.S. Dollar value of the Company’s foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations could have an adverse effect on our results of operations and financial condition.

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

The ongoing developments following from the United Kingdom’s public referendum vote to exit from the European Union could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with existing and potential customers, suppliers and employees. Negotiations have commenced to determine the terms of the United Kingdom’s future relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend upon any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The measures could potentially disrupt some of our markets and jurisdictions in which we operate, and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. In addition, the announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the U.S. Dollar against some foreign currencies, and the Brexit negotiations may continue to cause significant volatility. The progress and outcomes of Brexit negotiations also may create global economic uncertainty, which may cause customers and potential customers to monitor their costs and reduce their budgets for products and services. Any of these effects of Brexit, among others, could materially adversely affect the business, business opportunities, results of operations, financial condition and cash flows of our Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 21, 2017, we granted awards of 1,076,272 restricted stock units to two employees, under the Second Incentive Plan, which is not covered by a registration statement. The issuances of shares did not involve a public offering of securities and, accordingly, the Company believes that the transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1#	Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended as of December 13, 2017, incorporated herein by reference to Exhibit 10.5 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 on Form S-1 of the Company, filed with the SEC on December 29, 2017.
10.2#	Form of Grant Agreements for restricted stock units awards made to A. Lorne Weil and Daniel B. Silvers on December 21, 2017 under the Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended as of December 13, 2017., incorporated herein by reference to Exhibit 10.7 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 on Form S-1 of the Company, filed with the SEC on December 29, 2017.
10.3#	Amendment, dated December 22, 2017, to the Employment Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers, incorporated herein by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 on Form S-1 of the Company, filed with the SEC on December 29, 2017.
10.4#	Amendment, dated October 25, 2017, to Service Agreement dated March 23, 2017, by and between Inspired Gaming (UK) Limited and Stewart Baker, incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 4, 2017.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: February 5, 2018	/s/ Luke L. Alvarez
Name: Luke L. Alvarez
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2018	/s/ Stewart F.B. Baker
Name: Stewart F.B. Baker
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)