Form 10-Q
period 2018-03-31
Inspired Entertainment, Inc.
filed 2018-05-09
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 8, 2018, there were 21,484,707 shares of the Company’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2018	September 30, 2017
	(Unaudited)
Assets
Current assets
Cash	$13,419	$20,028
Accounts receivable, net	14,491	20,469
Inventory, net	6,107	5,011
Prepaid expenses and other current assets	19,464	17,692
Total current assets	53,481	63,200

Property and equipment, net	44,786	43,485
Software development costs, net	48,340	46,433
Other acquired intangible assets subject to amortization, net	7,905	9,240
Goodwill	49,225	47,076
Other assets	9,007	9,589
Total assets	$212,744	$219,023

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$19,099	$20,407
Accrued expenses	13,476	18,119
Earnout liability	8,317	—
Corporate tax and other current taxes payable	1,392	3,134
Deferred revenue, current	9,671	7,209
Other current liabilities	4,682	4,420
Current portion of long-term debt	17,261	7,369
Current portion of capital lease obligations	527	562
Total current liabilities	74,425	61,220

Long-term debt	116,436	115,396
Capital lease obligations, net of current portion	276	532
Deferred revenue, net of current portion	22,160	20,144
Earnout liability, net of current portion	—	16,728
Derivative liability	—	964
Other long-term liabilities	4,688	6,368
Total liabilities	217,985	221,352

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Series A Junior Participating Preferred stock; $0.0001 par value; 1,000,000 shares authorized; 49,000 shares designated; no shares issued and outstanding at March 31, 2018 and September 30, 2017	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 20,860,591 shares and 20,402,602 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively	2	2
Additional paid in capital	325,492	323,429
Accumulated other comprehensive income	52,823	53,145
Accumulated deficit	(383,558)	(378,905)
Total stockholders’ deficit	(5,241)	(2,329)
Total liabilities and stockholders’ deficit	$212,744	$219,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Revenue:
Service	$33,233	$25,396	$63,600	$50,640
Hardware	4,220	2,664	5,240	4,457
Total revenue	37,453	28,060	68,840	55,097

Cost of sales, excluding depreciation and amortization:
Cost of service	(6,017)	(3,232)	(11,213)	(6,980)
Cost of hardware	(4,067)	(2,451)	(4,973)	(3,612)
Selling, general and administrative expenses	(15,622)	(14,404)	(31,996)	(28,135)
Stock-based compensation expense	(1,251)	(1,291)	(4,449)	(1,327)
Acquisition related transaction expenses	(228)	(813)	(802)	(11,273)
Depreciation and amortization	(11,120)	(8,004)	(20,680)	(15,172)
Net operating loss	(852)	(2,135)	(5,273)	(11,402)

Other income (expense)
Interest income	93	—	131	12
Interest expense	(5,162)	(4,542)	(10,068)	(18,965)
Change in fair value of earnout liability	3,754	(2,155)	8,411	(879)
Change in fair value of derivative liability	1,553	(203)	1,872	(79)
Other finance income (costs)	199	(53)	390	(107)
Total other income (expense), net	437	(6,953)	736	(20,018)

Net loss before income taxes	(415)	(9,088)	(4,537)	(31,420)
Income tax expense	(83)	(32)	(116)	(83)
Net loss	(498)	(9,120)	(4,653)	(31,503)

Other comprehensive income (loss):
Foreign currency translation gain	298	649	422	18,134
Actuarial gains (losses) on pension plan	1,302	(1,867)	(744)	(3,123)
Other comprehensive income/(loss)	1,600	(1,218)	(322)	15,011

Comprehensive income (loss)	$1,102	$(10,338)	$(4,975)	$(16,492)

Net loss per common share – basic and diluted	$(0.02)	$(0.45)	$(0.23)	$(1.94)

Weighted average number of shares outstanding during the period – basic and diluted	20,855,124	20,378,002	20,647,336	16,266,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance at October 1, 2017	20,402,602	$2	$323,429	$53,145	$(378,905)	$(2,329)
Foreign currency translation adjustments	—	—	—	422	—	422
Actuarial gains (losses) on pension plan	—	—	—	(744)	—	(744)
Shares issued on exercise of warrants	50	—	1	—	—	1
Shares issued upon net settlement of RSUs and RSAs	457,939	—	(1,043)	—	—	(1,043)
Stock-based compensation expense	—	—	1,739	—	—	1,739
Reclassification of RSUs from derivative liability due to stockholder approval of Second Incentive Plan	—	—	2,848	—	—	2,848
Reclassification of RSUs to derivative liability due to modification	—	—	(1,482)	—	—	(1,482)
Net loss	—	—	—	—	(4,653)	(4,653)
Balance at March 31, 2018	20,860,591	$2	$325,492	$52,823	$(383,558)	$(5,241)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(4,653)	$(31,503)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,680	15,172
Stock-based compensation expense	4,140	1,327
Change in fair value of derivative liability	(1,872)	79
Change in fair value of earnout liability	(8,411)	879
Non-cash interest expense relating to senior debt	3,881	—
Non-cash interest expense relating to PIK loan notes	—	9,762
Changes in assets and liabilities:
Accounts receivable	6,689	(5,865)
Inventory	(873)	679
Prepaid expenses and other assets	(62)	(432)
Corporate tax and other current taxes payable	(2,639)	(1,474)
Accounts payable	(6,048)	2,363
Other current liabilities	90	(11)
Deferred revenues and customer prepayment	3,579	(486)
Accrued expenses	(5,197)	(1,295)
Other long-term liabilities	(2,744)	(1,496)
Net cash provided by (used in) operating activities	6,560	(12,301)

Cash flows from investing activities:
Purchases of property and equipment	(5,008)	(9,092)
Purchases of capital software	(8,926)	(11,248)
Net cash used in investing activities	(13,934)	(20,340)

Cash flows from financing activities:
Proceeds from issuance of revolver and long-term debt	9,290	4,039
Cash received in connection with Merger	—	36,664
Proceeds from sale of common stock	—	1,645
Repayments of long-term debt	(7,713)	—
(Repayments of) proceeds from finance leases	(335)	517
Net cash provided by financing activities	1,242	42,865

Effect of exchange rate changes on cash	(477)	1,635
Net (decrease) increase in cash	(6,609)	11,859
Cash, beginning of period	20,028	1,486
Cash, end of period	$13,419	$13,345

Supplemental cash flow disclosures
Cash paid during the period for interest	$6,395	$5,604
Cash paid during the period for income taxes	$7	$47

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital from net settlement of RSUs	$(1,043)	$—
Additional paid in capital reclassified to derivative liability	$(1,482)	$—
Additional paid in capital reclassified from derivative liability	$2,848
Derivative liability reclassified to accrued expenses	$126	$—
Fair value adjustment of PIK shareholder loans	$—	$174,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

The Company was formed in Delaware on May 30, 2014 under the name Hydra Industries Acquisition Corp. as a “blank check company” for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business transaction, one or more operating businesses or assets. On December 23, 2016 (the “Closing Date”), the Company consummated a business combination by acquiring Inspired Gaming Group pursuant to a share sale agreement dated as of July 13, 2016 (the “Sale Agreement”), by and among the Company and those persons identified on Schedule 1 to the Sale Agreement, including DMWSL 633 Limited. Pursuant to the Sale Agreement, the Company acquired all of the outstanding equity and shareholder loan notes of Inspired Gaming Group. We refer to such acquisition and to the other transactions contemplated by the Sale Agreement, collectively, as the “Business Combination” or the “Merger.”

Management Liquidity Plans

As of March 31, 2018, the Company’s cash on hand was $13,419 and the Company had a working capital deficit of $20,944. As of March 31, 2018, $6,355 of our $13,419 of cash on hand had arisen in Greece and was being held there in our Greek accounts. In the ordinary course of business, we seek, from time to time, to transfer funds earned in Greece to our accounts outside of Greece. However, Greece imposes capital controls that complicate, and can delay or prevent, the flow of capital out of that country. The Company recorded net losses of $4,653 and $31,503 for the six months ended March 31, 2018 and 2017, respectively. The net losses arose principally due to acquisition related expenses, interest on shareholder loan notes in the prior year, which are no longer a liability of the Company following the Merger, and non-cash items, including stock-based compensation. Historically, annually the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. The working capital deficit of $20,944 includes non-cash settled items of $8,317 for the earnout liability and $9,671 of deferred income. Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and borrowings available under the Company’s credit facilities will be sufficient to fund the Company’s net cash requirements through May 2019.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the periods ended September 30, 2017, September 24, 2016 and September 26, 2015. The financial information as of September 30, 2017 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K filed with the SEC on December 4, 2017. The interim results for the three and six months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending September 30, 2018 or for any future interim periods.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(in thousands, except share and per share data)

(Unaudited)

The Company changed its reporting year end from a 52-week period ending on the last Saturday in September to a September 30 year end, commencing with the year ended September 30, 2017. Accordingly, the six-month period ended March 31, 2017 includes the results of operations for the Company for the period from September 25, 2016 through March 31, 2017.

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

Foreign Currency Translation

For most of our operations, the British pound (GBP) is our functional currency. Our reporting currency is the U.S. Dollar. We also have operations where the local currency is the functional currency, including our operations in mainland Europe and South America. Assets and liabilities of foreign operations are translated at period-end rates of exchange, equity is translated at historical rates of exchange and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficit. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expenses and interest income (expense) in the condensed consolidated statements of operations and comprehensive loss.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASC 606), “Revenue from Contracts with Customers,” which was subsequently modified in August 2015 by ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“ASU 2014-09”). As a result, ASU No. 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2018. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. The Company will adopt the standard on October 1, 2019, which may result in a cumulative-effect adjustment for deferred revenue to the opening balance sheet for 2017 and the restatement of the financial statements for all prior periods presented. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements. In 2016 and 2017, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12), as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20, ASU 2017-13 and ASU 2017-14).

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(in thousands, except share and per share data)

(Unaudited)

2.	Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2018	September 30, 2017
Trade receivables	$19,587	$25,527
Less: long-term receivable recorded in other assets	(2,659)	(3,235)
Other receivables	118	135
Allowance for doubtful accounts	(2,555)	(1,958)
Total accounts receivable, net	$14,491	$20,469

3.	Inventory

Inventory consists of the following:

	March 31, 2018	September 30, 2017
Component parts	$5,323	$4,100
Finished goods	784	911
Total inventories	$6,107	$5,011

Component parts include parts for gaming terminals. Included in component parts are reserves for excess and slow-moving inventory of $503 and $419 as of March 31, 2018 and September 30, 2017, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

4.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	March 31, 2018	September 30, 2017
Prepaid expenses and other assets	$6,057	$8,150
Unbilled accounts receivable	13,407	9,542
Total prepaid expenses and other assets	$19,464	$17,692

5.	Property and Equipment, net

	March 31, 2018	September 30, 2017
Short-term leasehold property	$388	$371
Video lottery terminals	117,275	105,525
Computer equipment	8,975	8,428
Plant and machinery	3,503	3,358
	130,141	117,682
Less: accumulated depreciation and amortization	(85,355)	(74,197)
	$44,786	$43,485

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(in thousands, except share and per share data)

(Unaudited)

Depreciation and amortization expense amounted to $5,266 and $4,519 for the three months ended March 31, 2018 and 2017, respectively, and $10,058 and $9,157 for the six months ended March 31, 2018 and 2017, respectively.

6.	Software Development Costs, net

Software development costs, net consisted of the following:

	March 31, 2018	September 30, 2017
Software development costs	$103,141	$89,468
Less: accumulated amortization	(54,801)	(43,035)
	$48,340	$46,433

During the three and six months ended March 31, 2018, the Company capitalized $4,337 and $8,680 of software development costs, respectively. Amounts in the above table include $1,487 and $2,676 of internal use software at March 31, 2018 and September 30, 2017, respectively.

The total amount of software costs amortized was $4,635 and $2,444 for the three months ended March 31, 2018 and 2017, respectively, and $8,561 and $4,193 for the six months ended March 31, 2018 and 2017, respectively. Software costs written down to net realizable value amounted to $342 for the three and six months ended March 31, 2018 and $263 for the three and six months ended March 31, 2017. The weighted average amortization period was 3.2 years for the three and six months ended March 31, 2018.

The estimated software amortization expense for the years ending September 30 are as follows:

Year ending September 30,
2018 (six months)	$9,049
2019	16,237
2020	12,215
2021	7,446
2022	2,316
2023	1,077
Total	$48,340

7.	Intangible Assets and Goodwill

The following tables present certain information regarding our intangible assets. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives of ten years with no estimated residual values, which materially approximates the expected pattern of use.

	March 31, 2018	September 30, 2017
Trademarks	$18,947	$18,119
Customer relationships	16,192	15,485
	35,139	33,604
Less: accumulated amortization	(27,234)	(24,364)
	$7,905	$9,240

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(in thousands, except share and per share data)

(Unaudited)

Aggregate intangible asset amortization expense amounted to $877 and $777 for the three months ended March 31, 2018 and 2017, respectively, and $1,719 and $1,558 for the six months ended March 31, 2018 and 2017, respectively.

The estimated intangible asset amortization expense for the years ending September 30 are as follows:

Year ending September 30,
2018 (six months)	$1,757
2019	3,514
2020	2,634
Total	$7,905

Goodwill

The difference in the carrying amount of goodwill at March 31, 2018 and September 30, 2017 (amounting to $2,149), as reported in the accompanying unaudited interim condensed consolidated balance sheets, is attributable to foreign currency translation adjustments.

8.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2018	September 30, 2017
Direct costs of sales	$2,908	$6,038
Accrued corporate cost expenses	2,330	2,257
Interest payable - cash	3,700	4,116
Interest payable – payment in kind	692	664
Asset retirement obligations	46	40
Other creditors	3,800	5,004
	$13,476	$18,119

9.	Other Liabilities

Other liabilities consist of the following:

	March 31, 2018	September 30, 2017
Customer prepayments and deposits	$4,517	$4,346
Foreign exchange contract liabilities	165	74
Total other liabilities, current	4,682	4,420
Other payables, net of current portion	1,356	2,079
Asset retirement obligations	914	866
Pension liability	2,418	3,423
Total other liabilities, long-term	4,688	6,368
	$9,370	$10,788

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(in thousands, except share and per share data)

(Unaudited)

10.	Long Term and Other Debt

Outstanding Debt and Capital Leases

The following reflects outstanding debt and capital leases as of the dates indicated below:

	March 31, 2018	September 30, 2017
Senior bank debt	$133,697	$122,765
Capital leases and hire purchase contract	803	1,094
Total long-term debt outstanding	134,500	123,859
Less: current portion of long-term debt	(17,788)	(7,931)
Long-term debt, excluding current portion	$116,712	$115,928

The Company is in compliance with all relevant financial covenants and the long term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt for the years ending September 30 matures as follows:

Fiscal period	Senior bank debt	Capital leases and hire purchase contract	Total
2018 (six months)	$17,261	$253	$17,514
2019	116,436	480	116,916
2020	—	70	70
Total	$133,697	$803	$134,500

11.	Fair Value Measurements

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

MARCH 31, 2018

(in thousands, except share and per share data)

(Unaudited)

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

		March 31,	September 30,
	Level	2018	2017
Earnout liability (see Note 12)	3	$8,317	$16,728
Derivative liability (see Note 13)	2	$—	$964
Long term receivable (included in other assets)	2	$2,659	3,235
Foreign exchange contract liability (included in other current liabilities)	2	$165	$74

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s principal financial officer, who reports to the principal executive officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s principal financial officer and approved by the principal executive officer.

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

At March 31, 2018 and September 30, 2017, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

12.	Earnout Liability

An earnout payment of up to 2,500,000 shares of the Company’s common stock, subject to certain customary anti-dilution adjustments (the “Earnout Consideration”) shall be paid to the previous owners of Inspired Gaming Group (the “Selling Group”) and will be determined based on the financial performance of the Company’s businesses in six specific countries, China, Colombia, Greece, Norway, Spain and Ukraine (collectively, the “Earnout Jurisdictions”), as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the twelve months ending September 30, 2018 (the “Earnout Period”). If such EBITDA is equal to or greater than £15,000 ($21,017), the Selling Group will receive an aggregate of 2,500,000 shares of common stock. If such EBITDA is less than £15,000 ($21,017), the Selling Group will receive the number of shares equal to the product of (x) 2,500,000 and (y) a fraction, the numerator of which is such EBITDA and the denominator of which is £15,000 ($21,017).

In accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”), the earnout shares are not considered indexed to the Company’s own stock and therefore are accounted for as a liability with fair value changes being recorded in the condensed consolidated statements of operations and comprehensive loss. The fair value of the Earnout Consideration is calculated using a Monte Carlo simulation to estimate the variance and relative risk of achieving future EBITDA during the Earnout Period in the Earnout Jurisdictions. This model is a discrete-time model that allows for sources of uncertainty, simulates the movements of the underlying metric and calculates the resulting derivative value for each trial. Such simulations are performed for a number of trials and the average value across all trials is determined in order to arrive at the concluded value of such derivative. The Earnout Consideration was valued at $8,317 and $16,728 at March 31, 2018 and September 30, 2017, respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(in thousands, except share and per share data)

(Unaudited)

The key assumptions in applying the Monte Carlo simulation include the Company’s stock price, the Earnout Period EBITDA in the Earnout Jurisdictions for the period ending September 30, 2018, a risk-adjusted discount rate of 13.5% as of March 31, 2018, a standard deviation of 48.4% as of March 31, 2018 (based on the expected standard deviation of the Earnout Period EBITDA), a normal distribution of Earnout Period EBITDA and a Monte Carlo simulation run 100,000 times.

Significant increases or decreases to any of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum Earnout Consideration obligation (a maximum of 2,500,000 shares). Ultimately, the liability will be equivalent to the amount paid in shares, and the difference between the fair value estimate and amount paid will be recorded in earnings.

The following table provides a reconciliation of the beginning and ending balances for the earnout liability measured using significant unobservable inputs (Level 3):

Balance – September 30, 2017	$16,728
Change in fair value of earnout liability	(8,411)
Balance – March 31, 2018	$8,317

13.	Derivative Liability

The Company’s Second Long-Term Incentive Plan (the “Second Incentive Plan”) was adopted by the Company’s Board of Directors in December 2016 subject to approval by the Company’s stockholders, which was obtained in March 2018. Awards granted under the Second Incentive Plan prior to approval by stockholders were classified as a derivative liability due to the Company’s obligation to settle such awards in cash in the event stockholders did not approve the plan. Such obligation was eliminated upon stockholder approval being obtained, which resulted in the liability being reclassified to additional paid in capital at the fair value amount of $2,848.

14.	Stock-Based Compensation

The Company’s stock-based compensation plans authorize awards of restricted stock units, stock options and other equity awards. As of March 31, 2018, there were 2,289,881 shares subject to outstanding awards and 1,226,606 shares remaining available for future awards.

On January 2, 2018, the Company granted 27,000 RSUs under the 2016 Incentive Plan to members of the Company’s Board of Directors. One-quarter of the RSUs vested on the date of grant, with the remaining RSUs vesting quarterly on April 1, 2018, July 1, 2018 and October 1, 2018. The weighted average fair value of the awards on the date of grant was $9.70 per share. The grant date fair value of the awards is being recognized as compensation expense over the vesting period. The aggregate grant date fair value of the RSUs amounted to $262, of which the Company recorded $83 as compensation expense during the period ended March 31, 2018.

Stock-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The modification of certain awards held by two executive officers of the Company in December 2017 resulted in $2,105 of incremental compensation cost being recognized as of the modification date.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(in thousands, except share and per share data)

(Unaudited)

The company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Restricted Stock and Restricted Stock Units	$1,251	$1,291	$2,034	$1,327
Modification of awards	—	—	2,105	—
Payroll taxes on vesting of Restricted Stock Units	—	—	310	—
	$1,251	$1,291	$4,449	$1,327

15.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Unrecognized pension benefit costs	Accumulated Other Comprehensive Loss (Income)
Balance at September 30, 2017	$(78,668)	$25,523	$(53,145)
Change during the period	(422)	744	322
Balance at March 31, 2018	$(79,090)	$26,267	$(52,823)

16.	Net Loss per Share

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three and Six Months Ended March 31,
	2018	2017
Earnout Shares	2,500,000	2,500,000
Restricted Stock Units	1,665,765	722,466
Unvested Restricted Stock	624,116	2,041,067
Stock Warrants	9,539,565	9,539,615
	14,329,446	14,803,148

17.	Income Taxes

On December 22, 2017 several significant changes to the U.S. tax code were signed into law under the Tax Cuts and Jobs Act (the “Act”). Included amongst such changes is a reduction of the US corporate tax rate from 35% to 21%. Most of the effective dates of provisions in the Act are based on tax years beginning after December 31, 2017. Accordingly, many of the related provisions should not impact the Company until the fiscal year beginning October 1, 2018. Nonetheless, the Company continues to evaluate the impact of the Act on the tax provision.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(in thousands, except share and per share data)

(Unaudited)

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

The effective income tax rate for the three months ended March 31, 2018 and 2017 was (20.0%) and (0.4%), respectively, resulting in an $83 and $32 income tax expense, respectively. The effective income tax rate for the six months ended March 31, 2018 and 2017 was (2.6%) and (0.3%), respectively, resulting in a $116 and $83 income tax expense, respectively. The income tax expense for the three and six months ended March 31, 2018 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the impact of the U.S. statutory tax rate change on deferred tax assets and liabilities, changes in the valuation allowance for deferred taxes and the net losses generated by the Company’s non-US foreign subsidiaries. The income tax expense for the three and six months ended March 31, 2017 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the changes in the valuation allowance for deferred taxes and the net losses generated by the Company’s non-US foreign subsidiaries.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management determined that it is more likely than not that the Company will not realize the deferred income tax asset balances and therefore, recorded a full valuation allowance of $50,830 as of March 31, 2018.

The utilization of the Company’s pre-Merger net operating losses may be subject to a substantial limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of some or all of the net operating loss carryforwards before their utilization.

18.	Related Parties

We occupy office space leased by a company affiliated with our Executive Chairman. We acquired inventory and paid maintenance expenses for the office.

		Three Months Ended March 31,		Six Months Ended March 31,
		2018	2017	2018	2017
Hydra Management LLC	Selling, general and administrative expenses	$(14)	$(54)	$(100)	$(54)

We incurred certain offering expenses in connection with an underwritten public offering of shares principally held by our largest stockholder, Landgame S.à.r.l, which closed in January 2018 as to which our expenses were reimbursed by the selling stockholders. For the three and six months ended March 31, 2018, the aggregate amount invoiced for reimbursement was $479 and $650, respectively.

We paid consulting fees to an entity owned by Jim O’Halleran, who was a director of Inspired prior to the Business Combination. For the three and six months ended March 31, 2017, the fees totaled $196 and $294, respectively. The agreement terminated in November 2017.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(in thousands, except share and per share data)

(Unaudited)

An affiliate of Landgame S.à.r.l has had an ownership interest in one of our customers. For the three and six months ended March 31, 2017, we received contract revenues totaling $365 and $797, respectively. We also had an accounts receivable balance with respect to such customer in the amount of $633 as of September 30, 2017, which was no longer outstanding as of March 31, 2018.

19.	Commitments and Contingencies

Legal Matters

From time to time, the Company may become involved in lawsuits and legal matters arising in the ordinary course of business. While the Company believes that, currently, it has no such matters that are material, there can be no assurance that existing or new matters arising in the ordinary course of business will not have a material adverse effect on the Company’s business, financial condition or results of operations.

As previously disclosed, on June 30, 2017, Martin E. Schloss, the former Executive Vice President, General Counsel and Secretary of the Company, filed a lawsuit in the Supreme Court of the State of New York, County of New York, naming as defendants the Company and A. Lorne Weil, seeking damages as a result of his services not continuing beyond the Business Combination. In March 2018, this matter was settled by the parties.

20.	Pension Plan

We operate a scheme which is comprised of a separately managed defined benefit section and a defined contribution section. The defined benefit section is closed to future accruals for services rendered to the Company. We estimate that $3,388 will be contributed to the pension plan during the year ending September 30, 2018.

The total amount of employer contributions paid during the six months ended March 31, 2018 amounted to $1,775. We expect to contribute $1,613 during the remaining part of the fiscal period.

For the six months ended March 31, 2018 and 2017, the components of total periodic benefit costs were as follows:

	Six Months Ended
	March 31,
	2018	2017
Components of net periodic (benefit)/cost:
Service cost	$—	$—
Interest cost	1,482	1,624
Expected return on plan assets	(1,872)	(1,518)
Net periodic (benefit)/cost	$(390)	$106

21.	Segment Reporting and Geographic Information

The Company operates its business along two operating segments, which are segregated on the basis of revenue stream: Server Based Gaming and Virtual Sports. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), total assets and total capital expenditures for the three and six months ended March 31, 2018, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(in thousands, except share and per share data)

(Unaudited)

Segment Information

Three Months Ended March 31, 2018

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$23,573	$9,660	$—	$33,233
Hardware	4,220	—	—	4,220
Total revenue	27,793	9,660	—	37,453
Cost of sales, excluding depreciation and amortization:
Cost of service	(4,698)	(1,319)	—	(6,017)
Cost of hardware	(4,067)	—	—	(4,067)
Selling, general and administrative expenses	(4,038)	(1,972)	(9,612)	(15,622)
Stock-based compensation expense	(65)	(79)	(1,107)	(1,251)
Acquisition related transaction expenses	—	—	(228)	(228)
Depreciation and amortization	(8,729)	(2,048)	(343)	(11,120)
Segment operating income (loss)	6,196	4,242	(11,290)	(852)

Net operating loss				(852)

Total assets at March 31, 2018	$116,215	$76,233	$20,296	$212,744

Total goodwill at March 31, 2018	$—	$49,225	$—	$49,225
Total capital expenditures for the three months ended March 31, 2018	$8,820	$1,450	$89	$10,359

Three Months Ended March 31, 2017

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$16,933	$8,463	$—	$25,396
Hardware	2,664	—	—	2,664
Total revenue	19,597	8,463	—	$28,060
Cost of sales, excluding depreciation and amortization:
Cost of service	(2,595)	(637)	—	(3,232)
Cost of hardware	(2,451)	—	—	(2,451)
Selling, general and administrative expenses	(3,826)	(1,454)	(9,124)	(14,404)
Stock-based compensation expense	(64)	(78)	(1,149)	(1,291)
Acquisition related transaction expenses	—	—	(813)	(813)
Depreciation and amortization	(5,940)	(1,555)	(509)	(8,004)
Segment operating income (loss)	4,721	4,739	(11,595)	(2,135)

Net operating loss				(2,135)

Total assets at September 30, 2017	$113,692	$75,975	$29,356	$219,023

Total goodwill at September 30, 2017	$—	$47,076	$—	$47,076
Total capital expenditures for the three months ended March 31, 2017	$6,947	$1,565	$1,250	$9,762

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(in thousands, except share and per share data)

(Unaudited)

Six Months Ended March 31, 2018

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$45,382	$18,218	$—	$63,600
Hardware	5,240	—	—	5,240
Total revenue	50,622	18,218	—	68,840
Cost of sales, excluding depreciation and amortization:
Cost of service	(8,751)	(2,462)	—	(11,213)
Cost of hardware	(4,973)	—	—	(4,973)
Selling, general and administrative expenses	(7,987)	(3,884)	(20,125)	(31,996)
Stock-based compensation expense	(137)	(166)	(4,146)	(4,449)
Acquisition related transaction expenses	—	—	(802)	(802)
Depreciation and amortization	(16,336)	(3,648)	(696)	(20,680)
Segment operating income (loss)	12,438	8,058	(25,769)	(5,273)

Net operating loss				(5,273)

Total capital expenditures for the six months ended March 31, 2018	$15,806	$2,771	$202	$18,779

Six Months Ended March 31, 2017

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$35,154	$15,486	$—	$50,640
Hardware	4,457	—	—	4,457
Total revenue	39,611	15,486	—	$55,097
Cost of sales, excluding depreciation and amortization:
Cost of service	(5,491)	(1,489)	—	(6,980)
Cost of hardware	(3,612)	—	—	(3,612)
Selling, general and administrative expenses	(7,650)	(3,250)	(17,235)	(28,135)
Stock-based compensation expense	(64)	(78)	(1,185)	(1,327)
Acquisition related transaction expenses	—	—	(11,273)	(11,273)
Depreciation and amortization	(11,593)	(2,623)	(956)	(15,172)
Segment operating income (loss)	11,201	8,046	(30,649)	(11,402)

Net operating loss				(11,402)

Total capital expenditures for the six months ended March 31, 2017	$11,921	$3,242	$1,744	$16,907

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(in thousands, except share and per share data)

(Unaudited)

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Total revenue
UK	$24,644	$19,916	$45,137	$39,069
Italy	4,705	4,075	9,005	8,450
Greece	5,443	649	9,834	649
Rest of world	2,661	3,420	4,864	6,929
Total	$37,453	$28,060	$68,840	$55,097

Geographic information of our non-current assets excluding goodwill is set forth below:

	March 31, 2018	September 30, 2017
Total non-current assets excluding goodwill
UK	$67,538	$68,069
Italy	4,495	5,761
Greece	27,253	20,728
Rest of world	10,752	14,189
Total	$110,038	$108,747

Software development costs are included as attributable to the market in which they are utilized.

22.	Customer Concentration

During the three months ended March 31, 2018, three customers represented at least 10% of revenues, accounting for 23%, 19% and 15% of the Company’s revenues. During the three months ended March 31, 2017, two customers represented at least 10% of revenues, accounting for 27% and 13% of the Company’s revenues. All these customers were served by both the Server Based Gaming and Virtual Sports segments.

During the six months ended March 31, 2018, three customers represented at least 10% of revenues, accounting for 25%, 15% and 14% of the Company’s revenues. During the six months ended March 31, 2017, two customers represented at least 10% of revenues, accounting for 29% and 12% of the Company’s revenues. All these customers were served by both the Server Based Gaming and Virtual Sports segments.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(in thousands, except share and per share data)

(Unaudited)

At March 31, 2018, two customers represented at least 10% of accounts receivable, accounting for 16% and 13% of the Company’s accounts receivable. At September 30, 2017, two customers accounted for 26% and 13% of the Company’s accounts receivable.

23.	Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On May 2, 2018, the Company announced that it has formed the Office of Executive Chairman, which consists of Executive Chairman A. Lorne Weil; President and Chief Operating Officer Brooks H. Pierce; Executive Vice President and Chief Strategy Officer Daniel B. Silvers and Executive Vice President and Chief Financial Officer Stewart F.B. Baker. The Office of the Executive Chairman will execute the day-today management of the Company.

In connection with the formation of the Office of Executive Chairman, on May 1, 2018 Mr. Pierce was appointed President and Chief Operating Officer of the Company and Mr. Baker, the Company’s Chief Financial Officer, was appointed to the new position of Executive Vice President and Chief Financial Officer. Mr. Pierce, 56, has over 25 years of experience in the gaming industry. He joined the Company as Senior Vice President, North America, earlier this year. Prior to joining the Company, Mr. Pierce held the position of Chief Executive Officer of BHP Consulting Group, LLC (“BHP”), a sales, marketing and leadership consulting firm that provided consulting services to the Company from May 2017 through March 2018, during which time BHP received $10,000 per month in fees as well as reimbursement of certain expenses. The Company and Mr. Pierce have entered into an employment agreement setting forth the terms and conditions of Mr. Pierce’s employment, including an annual base salary of $400,000; an annual bonus opportunity of from 100% (target) to 200% (maximum) of his base salary, subject to the Company meeting specified performance targets and he himself meeting specified individual performance targets. In addition, Mr. Pierce has been awarded 100,000 restricted stock units under the Company’s Second Incentive Plan.

On May 2, 2018, the Company also announced that Luke L. Alvarez, President and Chief Executive Officer, was departing the Company and its affiliates, under terms being finalized. Mr. Alvarez’s previous responsibilities will be divided among the members of the Office of Executive Chairman.

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

These forward-looking statements are based on information available as of the date hereof, and current expectations, forecasts and assumptions that involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause our actual results or performance to differ include:

●	our ability to compete effectively in our industries;

●	the effect of evolving technology on our business;

●	our ability to renew long-term contracts and retain customers, and secure new contracts and customers;

●	our ability to maintain relationships with suppliers;

●	our ability to protect our intellectual property;

●	government regulation of our industries;

●	the outcome of the UK Government’s ongoing triennial review of UK gaming regulation;

●	our ability to successfully grow by acquisition as well as organically;

●	our ability to attract and retain key members of our management team;

●	our need for working capital;

●	our ability to secure capital for growth and expansion;

●	changing consumer, technology and other trends in our industries;

●	our ability to successfully operate across multiple jurisdictions and markets around the world;

●	changes in local, regional and global economic and political conditions; and

●	other factors.

Overview

Inspired Entertainment, Inc. (the “Company,” the “Group,” “we,” “our,” and “us”) is a global business-to-business gaming technology company, supplying Virtual Sports, Mobile and Server Based Gaming (“SBG”) systems to regulated lottery, betting and gaming operators worldwide. We provide end-to-end digital gaming solutions on our proprietary and secure network, which accommodates a wide range of devices, including land-based gaming machine terminals, mobile devices such as smartphones and tablets and online computer applications.

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

For the three months ended March 31, 2018, we earned approximately 65.8% of our revenue in the UK, 14.6% in Greece, 12.5% in Italy and the remaining 7.1% across the rest of the world. During the three months ended March 31, 2017, the percentages were 71.0%, 2.7%, 14.5% and 11.8%, respectively. For the six months ended March 31, 2018, we earned approximately 65.6% of our revenue in the UK, 14.3% in Greece, 13.1% in Italy and the remaining 7.1% across the rest of the world. During the six months ended March 31, 2017, the percentages were 70.8%, 2.4%, 15.3% and 11.5%, respectively.

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

During the three months ended March 31, 2018, we derived approximately 34.2% of our revenue from sales to customers outside of the UK, compared to 29.0% during the three months ended March 31, 2017. During the six months ended March 31, 2018, we derived approximately 34.4% of our revenue from sales to customers outside of the UK compared to 29.1% during the six months ended March 31, 2017.

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

Results of Operations

The discussion and analysis of our results of operations have been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three-month period ended March 31, 2018, compared to the same period in 2017;

●	a discussion and analysis of the results of operations of our SBG and Virtual Sports business segments for the three-month period ended March 31, 2018, compared to the same period in 2017, including Key Performance Indicator (“KPI”) analysis;

●	a discussion and analysis of the Company’s results of operations for the six-month period ended March 31, 2018, compared to the same period in 2017; and

●	a discussion and analysis of the results of operations of our SBG and Virtual Sports business segments for the six-month period ended March 31, 2018, compared to the same period in 2017, including KPI analysis.

The three-month financial periods presented consist of a 90-day period for 2018 and 2017. The balance sheet date of each fiscal period is March 31. Each of the foregoing periods is herein referred to as a “three-month period.”

The six-month financial periods presented consist of a 182-day period for 2018 and a 188-day period for 2017. The balance sheet date of each fiscal period is March 31. Each of the foregoing periods is herein referred to as a “six-month period.”

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). In the three-month periods ended March 31, 2018 and 2017, the average USD: GBP rate was 1.40 and 1.24, respectively. In the six-month periods ended March 31, 2018 and 2017, the average USD: GBP rate was 1.37 and 1.24, respectively.

In the tables below, the “Days Movement” column represents values relating to the additional six days in the 2017 “six-month period” as compared to the 2018 “six-month period”. The “Days Movement” column allows for the comparisons shown in the additional “Like-for-Like Variance” columns. Such columns are not presented for the three months periods, as such periods in both years were 90 days. For line items in respect of which daily information was available for the additional days in 2017, specific adjustments were made. For line items in respect of which no such information was available, a straight-line method was used to provide pro-rated values. For certain line items, such as Stock-based compensation and Change in fair value of earnout liability, there were no values relating to the additional days in 2017.

In the discussion and analysis below, certain data may vary from the amounts presented in our consolidated financial statements due to rounding.

Results of Operations –

Three Months ended March 31, 2018 compared to Three Months ended March 31, 2017

	For the Three-Month Period ended		Variance		Variance
(In thousands)	Unaudited March 31, 2018	Unaudited March 31, 2017	2018 vs 2017		Constant Currency		Currency Movement

Revenue:
Service	$33,233	$25,396	$7,837	30.9%	$4,030	15.9%	$3,806
Hardware	4,220	2,664	1,556	58.4%	1,082	40.6%	474
Total revenue	37,453	28,060	9,393	33.5%	5,112	18.2%	4,280
Cost of sales, excluding depreciation and amortization:
Cost of service	(6,017)	(3,232)	(2,785)	(86.2%)	(2,093)	(64.8%)	(692)
Cost of hardware	(4,067)	(2,451)	(1,616)	(65.9%)	(1,157)	(47.2%)	(459)
Selling, general and administrative expenses	(15,622)	(14,404)	(1,218)	(8.5%)	578	4.0%	(1,796)
Stock-based compensation	(1,251)	(1,291)	40	3.1%	180	14.0%	(140)
Acquisition related transaction expenses	(228)	(813)	585	72.0%	613	75.4%	(28)
Depreciation and amortization	(11,120)	(8,004)	(3,116)	(38.9%)	(1,842)	(23.0%)	(1,274)
Net operating loss	(852)	(2,135)	1,283	60.1%	1,390	65.1%	(107)
Other income (expense)
Interest income	93	0	93	0.0%	82	0.0%	11
Interest expense	(5,162)	(4,542)	(620)	(13.6%)	(22)	(0.5%)	(597)
Change in fair value of earnout liability	3,754	(2,155)	5,909	274.2%	5,452	253.0%	457
Change in fair value of derivative liability	1,553	(203)	1,756	865.0%	1,578	777.5%	178
Other finance income (costs)	199	(53)	252	475.9%	229	432.8%	23
Total other income (expense), net	437	(6,953)	7,390	106.3%	7,319	105.3%	71
Net loss from continuing operations before income taxes	(415)	(9,088)	8,673	95.4%	8,709	95.8%	(36)
Income tax expense	(83)	(32)	(52)	(161.9%)	(42)	(131.8%)	(10)

Net loss	($498)	($9,120)	$8,621	94.5%	$8,667	95.0%	($46)

Exchange Rate - $ to £	1.40	1.24

Revenue

Total revenue for the quarter ended March 31, 2018 increased by $9.4 million, or 33.5%, from the quarter ended March 31, 2017, to $37.5 million, on a reported basis. Favorable currency movements accounted for $4.3 million of the increase, meaning constant currency revenue increased by $5.1 million, or 18.2%.

SBG revenue, which is included in total revenue, above, increased by $5.0 million on a constant currency basis, or 25.5%, comprised of growth in service revenue of $3.9 million and in hardware sales of $1.1 million.

SBG service revenue increased by $3.9 million on a constant currency basis, or 23.2%, as a result of the continued rollout of terminals in Greece driving a $2.8 million increase and software license sales of $1.1 million into the Greek market.

Hardware revenue increase was driven by terminal sales of our new “Flex 4K” product of $3.2 million, offset by lower hardware sales in the UK (excluding the “Flex 4K” product), Greek, Colombian and the Electronic Table Gaming (“ETG”) markets of $1.2 million, $0.6 million, $0.3 million and $0.1 million, respectively.

Virtual Sports revenue increased by $0.1 million on a constant currency basis, or 1.0%, driven by new customer revenue from our mobile remote game server (“Mobile RGS”) product, continued growth in Greece and Poland and a new customer in Finland. Growth was negatively affected by a timing difference in the 2018 contract renewal of a major customer and by the recognition of 2017 revenues previously unreported to us, as well as by the timing of RGS content sales. Excluding these, Virtual Sports revenue increased by $1.6 million on a constant currency basis, or 24%.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, which includes machine cost of sales, consumables, content royalties and connectivity costs, increased from the period ended March 31, 2017 by $4.4 million, or 77.4%, on a reported basis, to $10.1 million. Of this increase, $1.2 million arose from adverse currency movements. On a constant currency basis, cost of sales increased by $3.3 million, or 57.2%.

Cost of service increased by $2.1 million, or 64.8%, on a constant currency basis due to an increase in Greece SBG service costs of $1.0 million and $0.3 million from additional costs to service UK SBG terminals. $0.5 million of the increase was due to the additional cost of supporting new recurring contracts for Virtual Sports.

Cost of hardware increased by $1.2 million, or 47.2%, on a constant currency basis due to incremental hardware sales in the UK. Hardware sales are made at nil margin in certain circumstances to secure long-term revenue share contracts.

Selling, general and administrative expenses

Selling, general, and administrative (“SG&A”) expenses include staff compensation costs (including outsourced costs), travel, professional services fees and technology expenses (including hosting fees, data centers and similar charges).

SG&A expenses increased by $1.2 million, or 8.5%, on a reported basis, to $15.6 million. Of this increase, $1.8 million arose from adverse currency movements. On a constant currency basis, SG&A expenses decreased by $0.6 million, or 4.0%, due to staff related cost savings.

Stock-based compensation

We have two stock-based compensation plans pursuant to which we issue awards of restricted stock units, stock options and other equity awards: the 2016 Long-Term Incentive Plan, which was approved by stockholders in December 2016 (the “First Incentive Plan”), and the Second Long-Term Incentive Plan, which was approved by stockholders in March 2018 (the “Second Incentive Plan”).

The aggregate number of shares authorized for issuance under these plans is 4,078,818 and, as of March 31, 2018, there were 2,289,881 shares subject to outstanding awards. 562,331 shares have been awarded and issued as of March 31, 2018. Awards are fair-valued at the time of issuance, with the value being spread over the vesting period. During the 2018 period, the Company recorded an expense of $1.3 million in respect of outstanding awards, which was in line with the prior year charge for stock-based compensation.

Acquisition related transaction expenses

Acquisition related transaction expenses decreased by $0.6 million in the period, to $0.2 million, on a reported basis. All of the 2018 period expenses were related to work in respect of potential acquisitions. All of the prior period expenses were related to the Business Combination.

Depreciation and amortization

Depreciation and amortization increased by $3.1 million or 38.9%, to $11.1 million, on a reported basis. Of this increase, $1.3 million arose from adverse currency movements.

On a constant currency basis, depreciation and amortization increased by $1.8 million, or 23.0%. The constant currency increase was driven by a $1.7 million increase due to additional amortization accruing in connection with new platforms and games going live across SBG ($1.6 million) and Virtual Sports ($0.1 million).

Net operating loss

On a reported basis, net operating loss improved from a loss of $2.1 million in the 2017 period to a loss of $0.9 million in the 2018 period, of which $0.1 million arose from adverse currency movements. On a constant currency basis, net operating loss decreased by $1.4 million, due to an increase in revenue and a decrease in acquisition related expenses and SG&A. This was partly offset by an increase in cost of sales and depreciation and amortization.

Interest expense

Interest expense increased by $0.6 million, or 13.6%, in the quarter ended March 31, 2018, to $5.2 million, on a reported basis. This variance arose from adverse currency movements. On a constant currency basis, interest expense remained consistent with the quarter ended March 31, 2017. There were higher cash and PIK charges on the existing senior debt due to continued compounding of the PIK interest charge of $0.7 million and a small $0.1 million increase in the level of revolver interest paid. This was offset due to no amortization of debt fees in the current year. These fees had been fully amortized by the end of September 2017.

Change in fair value of earnout liability

Change in fair value of earnout liability relates to the potential earnout payment that may be made to the former owners of DMWSL 633 Limited, the amount of which is dependent upon the financial performance of Inspired’s businesses in six specific countries (China, Colombia, Greece, Norway, Spain and Ukraine) (collectively, the “Earnout Jurisdictions”), as measured by earnings before interest, taxes, depreciation and amortization for the twelve months ending September 30, 2018 (the “Earnout Period”). As a result of changes in expectations relating to of the Earnout Jurisdictions, and share-price movements ($5.50 at March 31, 2018 and $9.80 at December 31, 2017), the credit that accrued in the current quarter resulting from a change in fair value of earnout liability was $3.8 million. In the corresponding quarter in the prior year, the corresponding figure was a charge of $2.2 million.

Change in fair value of derivative liability

Change in fair value of derivative liability decreased by $1.8 million, to a $1.6 million credit on a reported basis. This was predominantly due to the reduction in share price.

Net loss

On a reported basis, net loss improved from a loss of $9.1 million to a loss of $0.5 million. This resulted from the change in fair value liabilities and an increase in revenue, partly offset by $0.1 million from adverse currency movements and an increase in cost of sales and depreciation and amortization.

Results of Operations –

Three Months ended March 31, 2018 compared to Three Months ended March 31, 2017 –

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

SBG segment, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Unaudited March 31,	Unaudited March 31,	2018 vs 2017
Server Based Gaming	2018	2017		%

End of period installed base (# of terminals)	31,616	27,151	4,465	16.4%
Average installed base (# of terminals)	30,723	27,013	3,711	13.7%
Customer Gross Win per unit per day (1)	£114.53	£118.97	(£4.44)	(3.7%)
Customer Net Win per unit per day (1)	£81.66	£85.82	(£4.16)	(4.8%)
Inspired Blended Participation Rate	6.1%	5.9%	0.2%

(1) Includes all SBG terminals in which the company takes a participation revenue share across all territories.

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

SBG segment, key events that affected results for the Three Months ended March 31, 2018

Our SBG rollout into the Greek market continued, with approximately 3,900 terminals installed as of March 31, 2018. During the period a further 1,035 terminals were contracted, which form part of our phase two rollout plan to be delivered across 2018. The performance of our Greek terminals continues to be strong compared to other suppliers during the period.

During the period, we supplied over 500 of our “Flex 4K” products to our second largest UK LBO customer. The “Flex 4K” product is our new curved, Ultra HD touchscreen cabinet, offering players a more immersive gaming experience. We also deployed a further 600 of our “Eclipse” terminals with the same UK customer, resulting in a total machine growth of 23% with this customer.

Another of our major UK LBO customers was contracted for a further three years during the period. The contract extension includes the deployment of an additional 112 “Eclipse” terminals during April and May 2018, further increasing our UK LBO estate.

Overall, the size of our Average Installed Base increased 13.7%, to 30,723, due to our continued terminal rollout in Greece and contract awards in the UK LBO estate. Customer Gross Win per unit per day (in our functional currency, GBP) decreased by 3.7%, driven by the impact of our SBG installations in Greece, as our Greek machines return a lower daily Customer Gross Win compared to our UK machines. Our blended participation rate increased 0.2% to 6.1%.

Despite the overall reduction in Customer Gross Win per unit per day, the Italian market increased by 13.0% on this measure due to new content releases and improved account management. Our UK SBG terminals in LBOs also generated year-over-year growth of 2.2% in Gross Win per unit per day on a constant currency basis.

SBG segment, Three Months ended March 31, 2018 compared to Three Months ended March 31, 2017

Server Based Gaming	For the Three-Month Period ended
	Unaudited March 31,	Unaudited March 31,	Variance		Variance
(In thousands)	2018	2017	2018 vs 2017		Constant Currency		Currency Movement

Revenue:
Service	$23,573	$16,933	$6,640	39.2%	$3,935	23.2%	$2,705
Hardware	4,220	2,664	1,556	58.4%	1,072	40.2%	484
Total revenue	27,793	19,597	8,196	41.8%	5,007	25.5%	3,189

Cost of sales, excluding depreciation and amortization:
Cost of service	(4,698)	(2,595)	(2,103)	(81.0%)	(1,564)	(60.3%)	(539)
Cost of hardware	(4,067)	(2,451)	(1,616)	(65.9%)	(1,157)	(47.2%)	(459)
Total cost of sales	(8,765)	(5,046)	(3,719)	(73.7%)	(2,721)	(53.9%)	(998)

Selling, general and administrative expenses	(4,038)	(3,826)	(212)	(5.5%)	251	6.6%	(463)

Stock-based compensation	(65)	(64)	(1)	(1.6%)	6	10.1%	(7)

Depreciation and amortization	(8,729)	(5,940)	(2,789)	(47.0%)	(1,787)	(30.1%)	(1,002)

Net operating profit	$6,196	$4,721	$1,475	31.2%	$756	16.0%	$719

Exchange Rate - $ to £	1.40	1.24

SBG segment revenue. In the period ended March 31, 2018, SBG revenue increased $8.2 million, to $27.8 million, on a reported basis. Of this increase, $3.2 million arose from favorable currency movements. On a constant currency basis, SBG revenue increased by $5.0 million, or 25.5%.

SBG service revenue increased by $6.6 million, or 39.2%, on a reported basis. Of this increase, $2.7 million arose from favorable currency movements. On a constant currency basis, SBG service revenue increased by $3.9 million, or 23.2%, to $23.6 million, primarily due to the continued rollout of terminals into Greece. This rollout drove additional participation revenue of $1.9 million and other recurring revenue of $0.7 million. In addition, during the quarter we completed a software license sale into the Greek market, generating revenue of $1.1 million. SBG service revenue increased on a constant currency basis in the Greek, UK Other (includes UK casinos, gaming hall operators and bingo operators) and Italian markets by $3.8 million, $0.2 million and $0.1 million, respectively, due to the continued rollout in Greece and growth in Italy.

UK LBO Customer Gross Win per unit per day grew by 2.2%. The gains from this increase were offset by revised terms in an SBG contract renewal with one customer in our UK LBO market which was renewed without requiring further capital expenditure.

SBG hardware revenue increased by $1.6 million to $4.2 million, on a reported basis, including favorable currency movements of $0.5 million. On a constant currency basis, SBG hardware revenue increased by $1.1 million, principally due to terminal sales of our new “Flex 4K” product (these are nil margin sales) of $3.2 million, offset by lower hardware sales in the UK (excluding the “Flex 4K” product) of $1.2 million and lower hardware sales in Greece, Colombia and the ETG markets of $0.6 million, $0.3 million and $0.1 million, respectively.

SBG segment operating profit. In the 2018 period, SBG operating profit increased by $1.5 million to $6.2 million, on a reported basis, $0.7 million of which arose from favorable currency movements. On a constant currency basis, SBG operating profit increased by $0.8 million.

SBG cost of sales (excluding depreciation and amortization) increased by $3.7 million to $8.8 million, on a reported basis, $1.0 million of which arose from adverse currency movements. On a constant currency basis, cost of sales increased by $2.7 million. This was principally due to an increase in service costs of $1.6 million, due to Greek SBG service costs of $1.0 million and additional machine consumable costs of $0.3 million, and an increase in hardware costs of $1.2 million due to higher hardware sales in the UK market.

SBG SG&A expenses increased by $0.2 million to $4.0 million, on a reported basis. $0.5 million arose from adverse currency movements, which resulted in a constant currency decrease of $0.3 million.

SBG depreciation and amortization increased by $2.8 million to $8.7 million on a reported basis. Of this amount, $1.0 million arose from adverse currency movements. On a constant currency basis, the increase was $1.8 million, driven by a $1.6 million increase in intangible amortization due to new projects going live in the Greek and UK markets. There was also an increase in machine-related depreciation of $0.8 million driven by the continued terminal rollout in the Greek and UK markets. These were partially offset by savings of $0.6 million from fully depreciated terminals in the Italian market and the sale of assets in the Colombian market.

SBG segment, Service Revenue by Region

Set forth below is a breakdown of our SBG service revenue by geographic region. SBG service revenue consists principally of SBG participation revenue.

Server Based Gaming, Service Revenue by Region	For the Three-Month Period ended
	Unaudited March 31,	Unaudited March 31,	Variance		Variance
(In thousands)	2018	2017	2018 vs 2017		Constant Currency		Currency Movement

Service Revenue:
UK LBO	$14,766	$13,153	$1,613	12.3%	($84)	(0.6%)	$1,697
UK Other	1,663	1,249	414	33.2%	223	17.8%	191
Italy	2,436	2,039	397	19.5%	116	5.7%	281
Greece	4,406	91	4,315	4,725.5%	3,825	4,189.4%	490
Rest of the World	301	401	(100)	(24.9%)	(135)	(33.6%)	35

Total service revenue	$23,573	$16,933	$6,639	39.2%	$3,945	23.3%	$2,694

Exchange Rate - $ to £	1.40	1.24

Results of Operations –

Three Months ended March 31, 2018 compared to Three Months ended March 31, 2017 –

Virtual Sports Segment

Our Virtual Sports products create a form of simulated sports betting in both a streaming and on-demand environment, overcoming the relative infrequency of live sporting events on which players can wager. We generate revenue from our Virtual Sports segment by licensing to our operator customers the software related to our Virtual Sports products, which consists of a complex graphics and networking software package that provides fixed-odds wagering on an ultra-high definition computer rendering of a virtual sporting event, such as soccer or boxing. Our customers pay us for the use of this software through either a fixed license fee per period, or on a participation basis based on the volume of customer net win. We also generate revenue by providing upfront services to our customers. Revenue growth for our Virtual Sports segment is driven by the number of customers, the number of player end-points and the customer net win attributable to our products.

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

Virtual Sports segment, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Unaudited March 31,	Unaudited March 31,	2018 vs 2017
Virtual Sports	2018	2017		%

No. of Live Customers at the end of the period	94	78	16	20.5%
Average No. of Live Customers	90	78	12	15.4%
Total Revenue (£’000)	£6,898	£6,830	£68	1.0%
Total Revenue £’000 - Retail	£4,265	£4,344	(£79)	(1.8%)
Total Revenue £’000 - Interactive	£2,634	£2,487	£147	5.9%
Average Revenue Per Customer per day (£)	£849	£973	(£124)	(12.8%)

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

Virtual Sports segment, key events that affected results for the Three Months ended March 31, 2018

As of March 31, 2018, OPAP offered our Virtual Sports product in over 3,500 retail venues following the launch in April 2017.

During the period, our Virtual Sports products continued to grow in Finland through the launch into Veikkaus, Finland’s national lottery.

By the end of the period, our Mobile RGS business was live with twenty-two customers, having launched sixteen new customers since March 31, 2017, including Bet Victor, Aspire Global, White Hat Gaming, Casino Land, Casino777 and Netbet. The Average Number of Live Customers increased by twelve, from 78 to 90, including new Mobile RGS customers. Average Revenue per Customer per day for the year decreased by £124, from £973 to £849, due to the timing difference of a contract renewal on a major customer.

Virtual Sports segment, Three Months ended March 31, 2018 compared to Three Months ended March 31, 2017

Virtual Sports	For the Three-Month Period ended
	Unaudited March 31,	Unaudited March 31,	Variance		Variance
(In thousands)	2018	2017	2018 vs 2017		Constant Currency		Currency Movement

Service Revenue	$9,660	$8,463	$1,197	14.1%	$88	1.0%	$1,108

Cost of Service	(1,319)	(637)	(682)	(107.1%)	(531)	(83.3%)	(151)

Selling, general and administrative expenses	(1,972)	(1,454)	(518)	(35.6%)	(292)	(20.1%)	(226)

Stock-based compensation	(79)	(78)	(1)	(1.3%)	8	10.3%	(9)

Depreciation and amortization	(2,048)	(1,555)	(493)	(31.7%)	(258)	(16.6%)	(235)

Net operating profit	$4,242	$4,739	($497)	(10.5%)	($984)	(20.8%)	$487

Exchange Rate - $ to £	1.40	1.24

Virtual Sports segment revenue. During the period, revenue increased $1.2 million or 14.1% to $9.7 million on a reported basis. Of this increase, $1.1 million arose from favorable currency movements. On a constant currency basis, Virtual Sports revenue increased by $0.1 million, or 1.0%, to $9.7 million.

This increase was principally the result of recurring revenue growth of $0.2 million in Virtual Sports land-based and online customers. Growth was negatively affected by a timing difference in the 2018 contract renewal of a major customer and by the recognition of 2017 revenues previously unreported to us, as well as by the timing of RGS content sales. Excluding these, revenue increased by $1.6 million on a constant currency basis, driven by new customer revenue in Finland of $0.1 million, continued growth in Greece of $0.9 million, growth in the UK of $0.3 million and growth in Poland of $0.1 million. A $0.4 million increase arose from further Mobile RGS penetration into the mobile market, where the number of our customers increased from six to twenty-two. These increases were partly offset a $0.2 million reduction in revenue from long-term licenses that have now come to an end.

Virtual Sports segment operating profit. During the period, Virtual Sports operating profit decreased by $0.5 million, on a reported basis. The decrease in operating profit was offset by $0.5 million favorable currency movements. On a constant currency basis, this represented a decrease of $1.0 million.

Virtual Sports cost of service increased by $0.7 million to $1.3 million, on a reported basis. Of this increase, $0.2 million arose from adverse currency movements. On a constant currency basis, cost of service increased by $0.5 million, due to additional costs of supplying new recurring contracts.

Virtual Sports SG&A expenses increased by $0.5 million, on a reported basis. Of this increase, $0.2 million arose from adverse currency movement, resulting in a constant currency increase of $0.3 million. This was due to an increase in staff related costs and technology costs due to increasing Virtual Sports deployments.

Virtual Sports depreciation and amortization increased by $0.5 million to $2.0 million, on a reported basis. Of this increase, $0.2 million arose from adverse currency movement. This resulted in an increase of $0.3 million on a constant currency basis which relates to an impairment of an intangible fixed asset.

Results of Operations –

Six Months ended March 31, 2018 compared to Six Months ended March 31, 2017

	For the Six-Month Period ended
	Unaudited	Unaudited	Variance		Variance
	March 31,	March 31,			Currency	Days
(In thousands)	2018	2017	2018 vs 2017		Movement	Movement	Like-for-Like Variance

Revenue:
Service	$63,600	$50,640	$12,960	25.6%	$5,999	($1,562)	$8,523	17.4%
Hardware	5,240	4,457	783	17.6%	540	—	243	5.4%
Total revenue	68,840	55,097	13,743	24.9%	6,540	(1,562)	8,766	16.4%
Cost of sales, excluding depreciation and amortization:
Cost of service	(11,213)	(6,980)	(4,233)	(60.6%)	(1,066)	256	(3,423)	(50.9%)
Cost of hardware	(4,973)	(3,612)	(1,361)	(37.7%)	(518)	—	(843)	(23.3%)
Selling, general and administrative expenses	(31,996)	(28,135)	(3,861)	(13.7%)	(2,972)	841	(1,730)	(6.3%)
Stock-based compensation	(4,449)	(1,327)	(3,122)	(235.3%)	(385)	—	(2,737)	(206.3%)
Acquisition related transaction expenses	(802)	(11,273)	10,471	92.9%	(72)	—	10,543	93.5%
Depreciation and amortization	(20,680)	(15,172)	(5,508)	(36.3%)	(1,959)	498	(4,047)	(27.6%)
Net operating Income	(5,273)	(11,402)	6,129	53.8%	(432)	33	6,529	57.4%
Other income (expense)
Interest income	131	12	119	(992.1%)	13	(1)	106	(943.6%)
Interest expense	(10,068)	(18,965)	8,897	46.9%	(949)	883	8,963	49.6%
Change in fair value of earnout liability	8,411	(879)	9,290	1057.0%	783	—	8,507	967.9%
Change in fair value of derivative liability	1,872	(79)	1,951	2469.0%	197	—	1,754	2219.7%
Other finance income (costs)	390	(107)	497	464.7%	37	3	457	441.1%
Total other income (expense), net	736	(20,018)	20,753	103.7%	81	886	19,787	103.4%
Net loss from continuing operations before income taxes	(4,537)	(31,420)	26,882	85.6%	(351)	918	26,316	86.3%
Income tax expense	(116)	(83)	(33)	(40.0%)	(12)	(0)	(22)	(26.0%)

Net loss	($4,653)	($31,503)	$26,849	85.2%	($363)	$918	$26,295	86.0%

Exchange Rate - $ to £	1.37	1.24

Revenue

Total revenue for the six-month period ended March 31, 2018 increased by $13.7 million, or 24.9%, to $68.8 million, on a reported basis. Favorable currency movements accounted for $6.5 million of the increase, which was partly offset by a $1.6 million decrease due to there being fewer days in the 2018 period than in the 2017 period. On a constant currency basis, revenue increased by $8.8 million, or 16.4%.

SBG revenue, which is included in total revenue, above, increased by $7.4 million on a constant currency basis, or 19.1%, comprised of growth in service revenue of $7.1 million and in hardware sales of $0.2 million.

The increase in SBG service revenue of $7.1 million on a constant currency basis, or 20.9%, is primarily as a result of the continued rollout of terminals in Greece driving $4.7 million of incremental revenue and software license sales of $2.2 million into the Greek market.

The increase in hardware revenue was driven by SBG terminal sales in the UK market of our new “Flex 4K” product of $3.2 million. This was offset by a decrease in the Greek, UK (excluding the “Flex 4K” product), ETG and Colombian markets of $1.1 million, $0.7 million, $0.6 million and $0.6 million, respectively.

Virtual Sports revenue increased by $1.4 million on a constant currency basis, or 9.6%, driven by new customer revenue in Mobile RGS and new Virtual Sports customers in Greece, Ireland, Finland and Poland, as well as an increase in revenue from existing customers, due in part to additional channels offered. Growth was negatively affected by a timing difference in the 2018 contract renewal of a major customer and by the recognition of 2017 revenues previously unreported to us, as well as by the timing of RGS content sales. Excluding these, Virtual Sports revenue increased by $3.1 million on a constant currency basis, or 23%.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, increased from the six-month period ended March 31, 2017 by $5.6 million, or 52.8%, on a reported basis, to $16.2 million. Of this increase, $1.6 million arose from adverse currency movements, offset by a reduction of $0.3 million due to there being fewer days in the 2018 period. On a constant currency basis, cost of sales increased by $4.3 million, or 41.3%.

Cost of service increased by $3.4 million, or 50.9%, on a constant currency basis, due to an increase in Greece SBG service costs of $1.4 million, $0.8 million from additional machine consumable costs to service UK SBG terminals and $0.8 million due to additional costs supporting new recurring contracts for Virtual Sports.

Cost of hardware increased by $0.8 million, or 23.3%, on a constant currency basis, due to higher nil margin hardware sales of the “Flex 4k” product terminal and other hardware sales in the UK market. This was partly offset by lower nil margin hardware sales in Greece and lower hardware sales in the ETG and Colombian markets.

Selling, general and administrative expenses

SG&A expenses increased from the six-month period ended March 31, 2017 by $3.9 million, or 13.7%, on a reported basis, to $32.0 million. Of this increase, $3.0 million arose from adverse currency movements, offset by a reduction of $0.8 million due to there being fewer days in the current year period. On a constant currency basis, SG&A expenses increased by $1.7 million, or 6.3%. This increase was driven by additional public company costs of $1.1 million due to the prior period containing only three months of post-Business Combination transaction expenses and incremental group restructuring costs of $0.5 million.

Stock-based compensation

During the 2018 six-month period, the Company recorded an expense of $4.4 million in respect of outstanding awards, including a $2.1 million charge relating to the cancellation of awards under the First Incentive Plan covering 1,076,272 shares, the granting of awards under the Second Incentive Plan (which at that time was not yet stockholder-approved) covering an equal number of shares, and the differences in accounting treatment applied to First Incentive Plan awards and Second Incentive Plan awards prior to the stockholder approval of the Second Incentive Plan. In the corresponding six-month period in 2017, there was a $1.3 million charge for stock-based compensation, which was incurred predominantly in the second quarter.

Acquisition related transaction expenses

Acquisition related transaction expenses decreased by $10.5 million in the six-month period ended March 31, 2018 to $0.8 million, on a reported basis. All of the 2018 period expenses were related to work in respect of potential acquisitions. All of the prior period expenses were related to the Business Combination.

Depreciation and amortization

Depreciation and amortization increased by $5.5 million, or 36.3%, in the six-month period ended March 31, 2018, to $20.7 million, on a reported basis. Of this increase, $2.0 million arose from adverse currency movements, partly offset by $0.5 million due to there being fewer days in the 2018 period.

On a constant currency basis, depreciation and amortization increased by $4.0 million, or 27.6%. This increase was driven by a $3.6 million increase due to additional amortization accruing in connection with new platforms and games going live across SBG ($3.0 million) and Virtual Sports ($0.6 million) and a $0.4 million increase due to additional machine depreciation.

Net operating loss

On a reported basis, net operating loss improved from a loss of $11.4 million in the six-month period ended March 31, 2017 to a loss of $5.3 million in the six-month period ended March 31, 2018. Of this variance, $0.4 million arose from adverse currency movements. On a constant currency basis, net operating loss decreased by $6.5 million, mainly due to an increase in revenue and a reduction in transaction expenses, partly offset by higher cost of sales, depreciation and amortization and stock-based compensation.

Interest expense

Interest expense decreased by $8.9 million, or 46.9%, in the six-month period ended March 31, 2018, to $10.1 million, on a reported basis. Of this variance, $0.9 million arose from adverse currency movements, offset by $0.9 million due to there being fewer days in the 2018 period. On a constant currency basis, interest expense decreased by $9.0 million. The decrease was principally due to a $9.5 million reduction in PIK loan note interest and a $0.6 million reduction in debt fee amortization. All PIK loan notes were external to the group prior to the Business Combination, at which point they became internal before subsequently being waived on May 31, 2017. This reduction was partly offset by a $0.8 million increase in PIK interest charged on our senior debt, as a result of the quarterly compounding of the debt increasing the effective daily charge.

Change in fair value of earnout liability

As a result of changes in expectations relating to of the Earnout Jurisdictions, and share-price movements ($5.50 at March 31, 2018 and $13.25 at September 30, 2017), the credit that accrued in the 2018 six-month period resulting from a change in fair value of earnout liability was $8.4 million. In the prior six-month period, the corresponding figure was a $0.9 million charge.

Change in fair value of derivative liability

Change in fair value of derivative liability decreased by $2.0 million, to a $1.9 million credit on a reported basis. This was predominantly due to the reduction in share price.

Net loss

On a reported basis, net loss improved to a loss of $4.7 million, offset by $0.4 million of loss that arose from adverse currency movements. This resulted in a constant currency improvement of $26.3 million, mainly due to a reduction in transaction expenses, a reduction in interest expense, an increase in revenue and the change in fair value of liabilities. This was partly offset by higher cost of sales, depreciation and amortization and stock-based compensation.

Results of Operations –

Six Months ended March 31, 2018 compared to Six Months ended March 31, 2017 –

Server Based Gaming Segment

SBG segment, Key Performance Indicators

	For the Six-Month Period ended		Variance

Server Based Gaming	March 31, 2018	March 31, 2017	2018 vs 2017
				%
End of period installed base (# of terminals)	31,616	27,151	4,465	16.4%
Average installed base (# of terminals)	29,944	26,914	3,029	11.3%
Customer Gross Win per unit per day (1)	£115.20	£118.88	(£3.69)	(3.1%)
Customer Net Win per unit per day (1)	£82.26	£85.76	(£3.50)	(4.1%)
Inspired Blended Participation Rate	6.1%	6.0%	0.1%	—

(1) Includes all SBG terminals in which the company takes a participation revenue share across all territories.

For definitions of the terms used in the table above, see the definitions provided under the corresponding “SBG segment, Key Performance Indicators” table for the three-month periods ended March 31, 2017 and 2018, set forth earlier in this Management’s Discussion and Analysis section.

SBG segment, key events that affected results for the Six Months ended March 31, 2018

Our SBG rollout into the Greek market continued during the period, with approximately 3,900 terminals installed as of March 31, 2018. During the period a further 2,035 terminals were awarded, which form part of our phase two rollout plan to be delivered across 2018 and also carry a software license sale award. The performance of our Greek terminals continues to be strong compared to other suppliers during the period.

During the period, we launched our new SBG cabinet, the “Flex 4K” product with trials with two of our major UK LBO customers. We have contracted for the sale of 600 Flex terminals to our second largest UK LBO customer, of which over 500 had been installed by the end of the period. We deployed a further 600 of our “Eclipse” terminals with the same UK customer, resulting in a total machine growth of 23% with this customer.

Another of our major UK LBO customers was contracted for a further three years during the interim period. The contract extension includes the deployment of an additional 112 “Eclipse” terminals during April and May 2018, further increasing our UK LBO estate.

Overall, the size of our Average Installed Base increased 11.3%, to 29,944, due to our continued terminal rollout in Greece and contract awards in the UK LBO estate. Customer Gross Win per unit per day (in our functional currency, GBP) decreased by 3.1%, driven by the impact of our SBG installations in Greece, as our Greek machines return a lower daily Customer Gross Win compared to our UK machines. Our blended participation rate increased 0.1% to 6.1% due to an increased proportion of Greece installed base.

Despite the overall reduction in Customer Gross Win per unit per day, the Italian market increased by 9.9% on this measure due to new content releases. Our UK SBG terminals in LBOs also generated year-over-year growth of 2.3% in Gross Win per unit per day on a constant currency basis.

SBG segment, Six Months ended March 31, 2018 compared to Six Months ended March 31, 2017

Server Based Gaming	For the Six-Month Period ended
	Unaudited	Unaudited	Variance		Variance
	March 31,	March 31,			Currency	Days	Like-for-Like
(In thousands)	2018	2017	2018 vs 2017		Movement	Movement	Variance
	$ ‘000	$ ‘000	$ ‘000	%

Revenue:
Service	$45,382	$35,154	$10,228	29.1%	$4,255	($1,138)	$7,112	20.9%
Hardware	5,240	4,457	783	17.6%	540	—	243	5.4%
Total revenue	50,622	39,611	11,011	27.8%	4,795	(1,138)	7,355	19.1%

Cost of sales, excluding depreciation and amortization:
Cost of service	(8,751)	(5,491)	(3,260)	(59.4%)	(820)	195	(2,636)	(49.8%)
Cost of hardware	(4,973)	(3,612)	(1,361)	(37.7%)	(466)	—	(895)	(24.8%)
Total cost of sales	(13,724)	(9,103)	(4,621)	(50.8%)	(1,287)	195	(3,531)	(39.6%)

Selling, general and administrative expenses	(7,987)	(7,650)	(337)	(4.4%)	(749)	234	178	2.4%

Stock-based compensation	(137)	(64)	(73)	(114.1%)	(13)	—	(60)	(94.0%)

Depreciation and amortization	(16,336)	(11,593)	(4,743)	(40.9%)	(1,532)	346	(3,558)	(31.6%)

Net operating profit	$12,438	$11,201	$1,237	11.0%	$1,215	($362)	$384	3.5%

Exchange Rate - $ to £	1.37	1.24

SBG segment revenue. In the six-month period ended March 31, 2018, SBG revenue increased $11.0 million, to $50.6 million, on a reported basis. Of this increase, $4.8 million arose from favorable currency movements, partly offset by $1.1 million due to fewer days in the 2018 period. On a constant currency basis, SBG revenue increased by $7.4 million, or 19.1%.

SBG service revenue increased by $10.2 million, or 29.1%, on a reported basis. Of this increase, $4.3 million arose from favorable currency movements, partly offset by $1.1 million due to there being fewer days in the 2018 period vs 2017. On a constant currency basis, SBG service revenue increased by $7.1 million, or 20.9%, to $45.4 million, primarily due to the continued rollout of terminals into Greece. This rollout drove additional participation revenue of $3.4 million and other recurring revenue of $1.3 million. In addition, during the 2018 period we completed a software license sale into the Greek market, generating revenue of $2.2 million.

SBG service revenue increased on a constant currency basis in the Greek, UK Other, UK LBO and Italian markets by $7.0 million, $0.4 million, $0.1 million and $0.1 million, respectively, due to the continued rollout in Greece and growth in the UK and Italy markets. This was partly offset by a decrease in service revenue in other jurisdictions by $0.5 million, due to the revised terms in Colombia following the sale of machines in 2017.

UK LBO Customer Gross Win per unit per day grew by 2.8%. These gains were offset by revised terms agreed in a SBG contract extension and a SBG contract renewal with two major customers in our UK LBO market, respectively. The contract extension and renewal allowed us to continue to generate revenue without the obligation to make further capital investment.

SBG hardware revenue increased by $0.8 million to $5.2 million, on a reported basis, including favorable currency movements of $0.5 million. On a constant currency basis, SBG hardware revenue increased by $0.2 million, principally due to higher terminal sales of our new “Flex 4K” product of $3.2 million. This was partly offset by higher terminal sales in 2017 in the Greek, UK (excluding the “Flex 4K” product), Colombian and ETG markets, totaling $1.1 million, $0.7 million, $0.6 million and $0.6 million, respectively.

SBG segment operating profit. In the six-month period ended March 31, 2018, SBG operating profit increased by $1.2 million to $12.4 million, on a reported basis. Of this variance, $1.2 million arose from favorable currency movements, offset by a decrease of $0.4 million due to there being fewer days in the period. On a constant currency basis, SBG operating profit increased by $0.4 million, or 3.5%.

SBG cost of sales (excluding depreciation and amortization) increased by $4.6 million to $13.7 million, on a reported basis. Of this variance, $1.3 million arose from adverse currency movements, partly offset by $0.2 million due to there being fewer days in the period. On a constant currency basis, cost of sales increased by $3.5 million. This was principally due to an increase in service costs of $2.6 million, due to Greek SBG service costs of $1.4 million, additional machine consumable costs of $0.8 million and higher hardware costs of $0.9 million due to higher hardware sales in the UK market.

SBG SG&A expenses increased by $0.3 million to $8.0 million, on a reported basis. Of this variance, $0.7 million arose from adverse currency movements, partly offset by $0.2 million due to there being fewer days in the period. This resulted in a constant currency decrease of $0.2 million.

SBG depreciation and amortization increased by $4.7 million to $16.3 million on a reported basis. Of this amount, $1.5 million arose from adverse currency movement, partially offset by $0.3 million due to there being fewer days in the period. On a constant currency basis the increase was $3.6 million, driven by a $3.1 million increase in intangible amortization due to new projects going live in the Greek, UK and Italian markets and an increase in machine-related depreciation of $1.4 million driven by the continued terminal rollout in the Greek and UK markets. These were partially offset by savings of $1.0 million from fully depreciated terminals in the Italian market and the sale of assets in the Colombian market.

SBG segment, Revenue by Region

Set forth below is a breakdown of our SBG service revenue by geographic region. SBG service revenue consists principally of SBG participation revenue.

Server Based Gaming, Service Revenue by Region	For the Six-Month Period ended
	Unaudited	Unaudited			Variance
	March 31,	March 31,	Variance		Currency	Days	Like-for-Like
(In thousands)	2018	2017	2018 vs 2017		Movement	Movement	Variance

Service Revenue:
UK LBO	$29,047	$27,112	$1,935	7.1%	$2,723	($886)	$98	0.4%
UK Other	3,382	2,761	621	22.5%	317	(97)	402	15.1%
Italy	4,544	4,174	370	8.9%	426	(122)	66	1.6%
Greece	7,839	91	7,747	8,484.4%	735	—	7,012	7,679.6%
Rest of the World	569	1,015	(446)	(43.9%)	53	(33)	(466)	(47.5%)

Total service revenue	$45,382	$35,154	$10,228	29.1%	$4,255	($1,138)	$7,112	20.9%

Exchange Rate - $ to £	1.37	1.24

Results of Operations –

Six Months ended March 31, 2018 compared to Six Months ended March 31, 2017 –

Virtual Sports Segment

Virtual Sports segment, Key Performance Indicators

	For the Six-Month Period ended		Variance

	March 31,	March 31,	2018 vs 2017
Virtual Sports	2018	2017		%

No. of Live Customers at the end of the period	94	78	16	20.5%
Average No. of Live Customers	87	78	9	11.1%
Total Revenue (£’000)	£13,269	£12,466	£803	6.4%
Total Revenue £’000 - Retail	£8,084	£7,665	£419	5.5%
Total Revenue £’000 - Interactive	£5,185	£4,800	£385	8.0%
Average Revenue Per Customer per day (£)	£841	£867	(£26)	(3.0%)

For definitions of the terms used in the table above, see the definitions provided under the corresponding “Virtual Sports segment, Key Performance Indicators” table for the three-month periods ended March 31, 2017 and 2018, set forth earlier in this Management’s Discussion and Analysis section.

Virtual Sports segment, key events that affected results for the Six Months ended March 31, 2018

As of March 31, 2018, OPAP offered our Virtual Sports product in over 3,500 retail venues following the launch in April 2017.

During the six-month period, our Virtual Sports products continued to grow in Poland through the retail venues and online channels of Fortuna, Central Europe’s largest betting operator. Under an agreement that extends to 2019, Fortuna customers in Poland are able to play Virtual Football (soccer), Virtual Horses, Virtual Greyhounds, Virtual Speedway and Virtual Motor Racing. We also launched Virtual Sports in Finland through the retail venues and online channels of Veikkaus, Finland’s national lottery.

By the end of the six-month period, our Mobile RGS business was live with twenty-two customers, having launched ten new customers since March 31, 2017, including Aspire Global, Betfair, Bet Victor, Grosvenor Casino (part of the Rank Group), Bwin, Sportingbet, VideoSlots, and a variety of Betsson brands. The Average Number of Live Customers increased by nine, from 78 to 87, including new Mobile RGS customers. Average Revenue per Customer per day for the year decreased by £26, from £867 to £841, due to the timing difference of a contract renewal on a major customer.

Virtual Sports segment, Six Months ended March 31, 2018 compared to Six Months ended March 31, 2017

Virtual Sports	For the Six-Month Period ended
	Unaudited	Unaudited	Variance		Variance
	March 31,	March 31,			Currency	Days
(In thousands)	2018	2017	2018 vs 2017		Movement	Movement	Like-for-Like Variance

Service Revenue	$18,218	$15,486	$2,732	17.6%	$1,708	($424)	$1,448	9.6%

Cost of Service	(2,462)	(1,489)	(973)	(65.3%)	(231)	60	(802)	(56.1%)

Selling, general and administrative expenses	(3,884)	(3,250)	(634)	(19.5%)	(364)	110	(380)	(12.1%)

Stock-based compensation	(166)	(78)	(88)	(112.8%)	(16)	—	(72)	(92.9%)

Depreciation and amortization	(3,648)	(2,623)	(1,025)	(39.1%)	(342)	65	(748)	(29.3%)

Net operating profit	$8,058	$8,046	$12	0.1%	$755	($188)	($554)	(7.1%)

Exchange Rate - $ to £	1.37	1.24

Virtual Sports segment revenue. In the period ended March 31, 2018, Virtual Sports revenue increased $2.7 million on a reported basis. Of this increase, $1.7 million arose from favorable currency movements, partly offset by $0.4 million due to there being fewer days in the period. On a constant currency basis, Virtual Sports revenue increased by $1.4 million, or 9.6%, to $18.2 million.

This increase was principally the result of recurring revenue growth of $1.6 million in Virtual Sports land-based and online customers. Growth was negatively affected by a timing difference in the 2018 contract renewal of a major customer and by the recognition of 2017 revenues previously unreported to us, as well as by the timing of RGS content sales. Excluding these, revenue increased by $3.1 million, driven by new customer revenue in Finland of $0.1 million, continued growth in Greece of $1.8 million, growth in the UK of $0.4 million, growth in Ireland of $0.3 million and growth in Poland of $0.2 million. A $0.9 million increase arose from further Mobile RGS penetration into the mobile market, where the number of our customers increased from six to twenty-two. These increases were partly offset by a $0.7 million reduction in revenue from long-term licenses that have now come to an end.

Virtual Sports segment operating profit. In the period ended March 31, 2018, Virtual Sports operating profit remained flat on a reported basis. Variances that were offset were $0.8 million from favorable currency movements, partly offset by $0.2 million due to there being fewer days in the period. On a constant currency basis, this represented a decrease of $0.6 million.

Virtual Sports cost of service increased by $1.0 million to $2.5 million, on a reported basis. Of this increase, $0.2 million arose from adverse currency movements, offset by $0.1 million due to there being fewer days in the period. On a constant currency basis, cost of service increased by $0.8 million, due to additional third-party costs payable on new recurring contracts.

Virtual Sports SG&A expenses increased by $0.6 million, on a reported basis. Of this increase, $0.4 million arose from adverse currency movements, offset by $0.1 million due to there being fewer days in the period. This resulted in a constant currency increase of $0.4 million.

Virtual Sports depreciation and amortization increased by $1.0 million to $3.6 million, on a reported basis. Of this increase, $0.3 million arose from adverse currency movement, offset by $0.1 million due to there being fewer days in the period. This resulted in a constant currency increase of $0.7 million, due to additional deprecation of platforms and games going live.

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

Currency Movement represents the difference between the results in our reporting currency (USD) and the results on a Constant Currency basis.

Days Movement represents values relating to the additional six days in the 2017 half year as compared to the 2018 half year using specific information where available and otherwise applying a straight-line method that reflects pro-rated values.

Like-for-Like Variance represents the difference between the results in our reporting currency calculated under GAAP and the results after adjusting for Currency Movement and Days Movement impacts.

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Loss, to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA

	For the Three-Month Period ended
(In thousands)	Unaudited March 31, 2018	Unaudited March 31, 2017

Net loss	($498)	($9,120)

Items Relating to Legacy Activities:
Pension charges	139	166
Costs relating to former operations	—	43
Litigation Settlement	260	—

Items outside the normal course of business:
Costs of group restructure	257	467
Transaction fees	228	812

Stock-based compensation expense	1,251	1,290

Depreciation and amortization	11,120	8,004
Total other expense, net	(437)	6,953
Income tax	83	32
Adjusted EBITDA	$12,403	$8,648

Adjusted EBITDA	£8,862	£6,979

Exchange Rate - $ to £	1.40	1.24

Notes to table:

(1) “Pension charges” are profit and loss charges included within selling, general and admin expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Central Functions.

(2) “Costs relating to former operations” refers to gains and losses from our Mexican SBG division, which ceased trading prior to the years shown in the consolidated financial statements included in this report. This affects Server Based Gaming results.

(3) “Litigation settlement” refers to settlement of an employment related litigation with the former general counsel of Hydra Industries Acquisition Corp.

(4) “Costs of group restructure” include redundancy costs, Payments In Lieu of Notice Costs and any associated employer taxes. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save future costs.

(5) Transaction fees, Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions.

	For the Six-Month Period ended
(In thousands)	Unaudited March 31, 2018	Unaudited March 31, 2017	Adjusted March 31, 2017

Net loss	($4,653)	($31,503)	($30,586)

Items Relating to Legacy Activities:
Pension charges	279	346	334
(Credit)/Costs relating to former operations	5	(70)	(62)
Litigation Settlement	260	—	—

Items outside the normal course of business:
Costs of group restructure	1,037	467	467
Transaction fees	802	11,273	11,273

Stock-based compensation expense	4,449	1,327	1,327

Depreciation and amortization	20,680	15,172	14,674
Total other expense, net	(736)	20,018	19,218
Income tax	116	83	83
Adjusted EBITDA	$22,238	$17,113	$16,729

Adjusted EBITDA	£16,218	£13,771	£13,462

Exchange Rate - $ to £	1.37	1.24	1.24

Notes to table:

(1) The adjusted column restates the prior year figures based on a 182-day period rather than the actual 188-day period so as to show a constant currency comparison.

(2) For definitions of the terms used in the table, see notes 1-5 to the prior table showing the reconciliation of Adjusted EBITDA for the three-month periods ended March 31, 2017 and 2018.

Reconciliation to Adjusted Revenue

We believe that accounting for nil margin hardware sales in conformance with U.S. GAAP can result in a distorted presentation of our revenue and growth. Therefore, we use Revenue Excluding Nil Margin Sales, or Adjusted Revenue, to internally analyze our operating performance. A reconciliation from revenue, as shown in our Consolidated Statements of Operations and Comprehensive Loss included elsewhere in this report, to Adjusted Revenue is shown below.

	For the Three-Month Period ended
(In thousands)	Unaudited March 31, 2018	Unaudited March 31, 2017

Net revenues	$37,453	$28,060
Less Nil Margin Sales	(3,609)	(896)
Adjusted Revenue	$33,844	$27,164

Adjusted Revenue	£24,181	£21,924

Exchange Rate - $ to £	$1.40	$1.24

	For the Six-Month Period ended
(In thousands)	Unaudited March 31, 2018	Unaudited March 31, 2017	Adjusted March 31, 2017

Net revenues	$68,840	$55,097	$53,534
Less Nil Margin Sales	(3,609)	(1,430)	(1,430)
Adjusted Revenue	$65,231	$53,667	$52,104

Adjusted Revenue	£47,572	£43,188	£41,930

Exchange Rate - $ to £	1.37	1.24	1.24

 Liquidity and Capital Resources

Six Months ended March 31, 2018 compared to Six Months ended March 31, 2017

	Period Ended		Variance
(in thousands)	March 31,	March 31,
	2018	2017	2018 to 2017
Net loss	($4,653)	($31,503)	$26,850
Non-cash interest expense	3,881	9,762	(5,881)
Change in fair value of derivative and earnout liabilities and stock based compensation expense	(6,143)	2,285	(8,428)
Other net cash provided by operating activities	13,475	7,155	6,320
Net cash provided by/(used in) operating activities	6,560	(12,301)	18,861

Net cash used in investing activities	(13,934)	(20,340)	6,406
Net cash provided by financing activities	1,242	42,865	(41,623)
Effect of exchange rates on cash	(477)	1,635	(2,112)
Net increase/(decrease) increase in cash and cash equivalents	($6,609)	$11,859	($18,468)

Net cash provided by operating activities. In the 2018 six-month period, net cash inflow generated by operating activities was $6.6 million, compared to an outflow of $12.3 million in the prior six-month period, representing an $18.9 million improvement in cash generation.

Non-cash interest expense decreased by $5.9 million, to $3.9 million, as a consequence of the Business Combination in the prior six-month period. As part of that transaction, outstanding PIK loan notes became internal and were subsequently waived on May 31, 2017. The related non-cash interest expense ceased to be an external charge to the Company from the date of the Business Combination.

Change in fair value of derivative and earnout liabilities and stock based compensation expense decreased by $8.4 million from an inflow of $2.3 million to an outflow of $6.1 million. Movements in the market value of the stock price resulted in a $11.2 million higher outflow in the 2018 six-month period which was partly offset by a $2.8 million movement in stock based compensation expense.

Other net cash provided by operating activities increased by $6.3 million, to $13.5 million. Despite higher trading levels producing a typical requirement for an increase in working capital, significant drivers increasing other net cash provided by operating activities included the relative movement of accounts receivable of $11.7 million, the movement in deferred revenue creditors of $4.1 million and the increase in depreciation and amortization $5.5 million. The accounts receivable movement is predominantly explained by the relative movements in the level of Greece related receivables, the 2018 six-month period showing a $6.2 million reduction in the Greece receivable balance whereas the prior year six-month period showed a $6.4 million increase. In addition, the continued rollout of machines in Greece has resulted in a $2.4 million movement in deferred revenue creditors and the classification of a number of projects as completed has increased the amortization charge in the 2018 six-month period relative to the prior six-month period. These items were partly offset by the movement in supplier levels resulting in an $8.4 million outflow in the 2018 six-month period relative to the prior year six-month period, the movement in accruals in the 2018 six-month period costs giving a $3.9 million outflow and the reduction in the levels of inventory held for the Greece machine build in the prior year six-month period giving a $1.7 million outflow.

Net cash used in investing activities. In the 2018 six-month period, net cash used in investing activities decreased by approximately $6.4 million, to $13.9 million. The decrease was attributable to lower spending on property, plant and equipment and capital software compared to the prior six-month period due to the relative project and staff resource mix.

Net cash provided by financing activities. In the 2018 six-month period, net cash from financing activities decreased by $41.6 million, to a $1.2 million inflow. This was due to the prior period benefitting from a cash injection of $16.7 million received following the Business Combination, and $21.6 million of proceeds received from a private placement of common stock. In addition, during the 2018 six-month period, we paid $7.7 million to reduce the outstanding balance under our senior debt facility. These were partly offset by a $5.3 million increase in proceeds from greater utilization of the revolver facility in the 2018 six-month period.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of March 31, 2018, we had liquidity of $13.4 million in cash and cash equivalents. This compares to $13.3 million at the end of the prior six-month period. We had a working capital outflow of $7.3 million in the 2018 six-month period, compared to an $8.0 million outflow in the prior six-month period. The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization. In periods where significant levels of machines are being produced, the levels of inventory and creditors are higher than average and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Significant portions of our cash flows from operations arise in Greece, from our operations in that country. As of March 31, 2018, $6.4 million of our $13.4 million of cash and cash equivalents had arisen in Greece and was being held there in our Greek accounts. In the ordinary course of business, we seek from time to time to transfer funds earned in Greece to accounts of ours outside Greece. However, Greece imposes capital controls that complicate, and can delay or prevent, the flow of capital out of that country. Historically, we have always been able to complete such transfers. Nevertheless, if approvals of our transfers of funds out of Greece are ever materially delayed or prevented, our cash planning and our ability to deploy cash across our operations could be adversely affected. See “Risk Factors – The capital controls imposed by Greece as a consequence of its financial crisis can cause problems for the transfer of our earnings out of Greece.”

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and borrowings available under the Company’s credit facilities will be sufficient to fund the Company’s net cash requirements through May 2019. If the Company were to undertake any acquisitions, it might be required to finance them, in whole or in part, by issuing additional equity or debt securities or increasing its borrowing levels.

Long Term and Other Debt

(In thousands)	March 31, 2018		March 31, 2017
Revolver drawn	12,320	17,262	11,000	13,723
Original principal senior debt	72,500	101,580	72,500	90,444
Compounded PIK interest	10,603	14,856	10,766	13,431
PIK interest accrued	494	692	460	574
Cash interest accrued	2,640	3,699	2,229	2,781
Finance lease creditors	573	803	704	878
	£89,553	$125,474	£86,962	$108,486

Our long-term debt consists of senior bank debt and a revolving credit facility.

The Company has bank facilities of £90.0 million (equivalent to approximately $126.1 million), consisting of a senior term loan facility of £72.5 million (equivalent to approximately $101.6 million) and a revolving credit facility of £17.5 million (equivalent to approximately $24.5 million). As of March 31, 2018 and March 31, 2017, the Company had aggregate borrowings under the term loan facility of £72.5 million (equivalent to $101.6 million) and £72.5 million (equivalent to $90.4 million), respectively. The term loan facility imposes a cash interest rate on outstanding borrowings equal to the base rate margin of 7.00% per annum, plus the higher of 3.00% and LIBOR. The current rate at which cash interest accrues is 10.00% per annum. The Company had interest accruals of £2.6 million (equivalent to $3.7 million) and £2.2 million (equivalent to $2.8 million) at March 31, 2018 and March 31, 2017, respectively. In addition, the term loan facility imposes PIK interest at a rate of 7.00% per annum on the outstanding borrowings, which amount is added to the total principal outstanding. The Company had PIK interest accruals of £0.5 million (equivalent to $0.7 million) and £0.5 million (equivalent to $0.6 million) at March 31, 2018 and March 31, 2017, respectively. The term loan facility is scheduled to mature on September 30, 2019.

As of March 31, 2018 and March 31, 2017, the Company had aggregate borrowings under the revolving credit facility of £12.3 million (equivalent to $17.3 million) and £11.0 million (equivalent to $13.7 million), respectively. The revolving credit facility imposes a cash interest rate on outstanding borrowings equal to the base rate margin of 5.00% per annum, plus LIBOR. The current rate at which cash interest accrues is 5.50% per annum. In addition, a commitment fee is payable with respect to unutilized borrowing capacity at a rate of 2.00% per annum. The revolving credit facility is scheduled to mature on June 30, 2019. In addition to the revolving credit facility borrowings described above, further amounts under the facility have been used for the Company’s VAT Duty Deferment guarantee and the Company’s credit card program. The amounts so used as of March 31, 2018 and March 31, 2017 were $0.3 million and $0.4 million, respectively.

Debt issuance fees were capitalized at the time the debt was issued. As at March 31, 2018 and March 31, 2017, the amount of debt issuance fees capitalized was $0 and $0.6 million, respectively.

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

All of our operations are included within the DMWSL 631 Limited group, except for certain overhead and director fees and expenses, non-recurring costs relating to the Business Combination and the movement in stock-based compensation expense and fair values on earnout and derivative liabilities. The costs of these items in the six months ended March 31, 2018 were $3.0 million, $0.6 million and -$7.5 million, respectively, and in the six months ended March 31, 2017 were $1.4 million, $4.5 million and $1.9 million, respectively.

There have been no breaches of the debt covenants in the periods ended March 31, 2018 and March 31, 2017.

Liens and Encumbrances

Our senior bank debt is secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Contractual Obligations

As of March 31, 2018, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating activities
Interest on long term debt	$22,059	$11,625	$10,434	$0	$0

Financing activities
Revolver repayment	17,262	17,262	0	0	0
Senior bank debt - principal repayment	101,580	0	101,580	0	0
Senior bank debt - compounded PIK debt interest	28,409	0	28,409	0	0
Finance lease payments	803	527	276	0	0
Interest on non-utilization fees	726	483	243	0	0
	$170,839	$29,897	$140,942	$0	$0

Off-balance sheet financing arrangements

As of March 31, 2018, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Please refer to our Annual Report on Form 10-K filed with the SEC on December 4, 2017, for a further discussion of our critical accounting policies. During the six months ended March 31, 2018, there were no material changes to these policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2018, we had £72.5 million ($101.6 million) of senior bank debt and £10.6 million ($14.9 million) of capitalized PIK debt interest that is subject to a floating interest rate charge that can vary with the LIBOR rate if this rate increases over a level of 3%. Due to the current rates of LIBOR, if floating interest rates increased by 1%, there would be no impact on the interest expense. If the floating interest rates increased by 5%, the additional interest charge would be approximately $1.4 million.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net assets total approximately $7.7 million and our US Dollar functional currency net liabilities total approximately $11.5 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of March 31, 2018 would result in translation adjustments of approximately $0.9 million and $1.6 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained earnings earned in Euros and in US Dollars in the six months ended March 31, 2018 were €1.2 million and $3.4 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of March 31, 2018 would result in translation adjustments of approximately $0.1 million and $0.3 million, respectively, recorded in trading operations.

The majority of the group’s trading is in GBP, the functional currency, although the reporting currency of the group is the US Dollar. As such, changes in the GBP: USD exchange rate have an effect on the group’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results by approximately $0.9 million and would result in translation adjustments of approximately $0.1 million, recorded in other comprehensive loss.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2018, the end of the period covered by this Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits and legal proceedings arising in the ordinary course of business. While we believe that, currently, we have no such matters that are material, there can be no assurance that existing or new matters arising in the ordinary course of business will not have a material adverse effect on our business, financial condition or results of operations.

As previously disclosed, on June 30, 2017, Martin E. Schloss, the former Executive Vice President, General Counsel and Secretary of the Company, filed a lawsuit in the Supreme Court of the State of New York, County of New York, naming as defendants the Company and A. Lorne Weil, seeking damages as a result of his services not continuing beyond the Business Combination. In March 2018, this matter was settled by the parties.

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

Generally, our Virtual Sports contracts are for initial terms of three to five years, with renewals at the customer’s option. Generally, our SBG terminal contracts are for terms of four to six years (although in certain cases they are longer), but certain customers have options for early termination under certain circumstances, and we may face pressure to renew or upgrade terminals during the lives of these contracts, which could adversely affect revenues or our return on capital and leave us with surplus terminals. At any given time, we have multiple substantial customer contracts that have years to run and others that may be nearing expiration or renewal, which we may lose if we cannot compete effectively to retain their business.

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

Certain key customers, including certain UK, Italian and Greek SBG terminal customers and certain Virtual Sports customers, make a significant contribution to our revenues and profitability. Our top ten customers generated 70% of total revenues in the three and six months ended March 31, 2018. During the three months ended March 31, 2018, there were three customers that represented at least 10% of our revenues, accounting for 23%, 19% and 15% of the Company’s revenues, respectively. During the six months ended March 31, 2018, there were three customers that represented at least 10% of our revenues, accounting for 25%, 15% and 14% of the Company’s revenues, respectively. We expect that these customers will continue to represent a significant portion of our sales in the future. However, the loss of any of our top customers, whether through contract expiry and non-renewal, breach of contract or other adverse factors could materially adversely affect our revenues or return on capital and leave us with surplus terminals. Moreover, if any of these customers experience reduced revenue, such reduction could adversely affect any revenue-sharing arrangements we have with those customers, reduce our own revenues and adversely affect our financial results.

We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.

We have achieved significant cost savings through our centralization of equipment and non-equipment purchases. However, as a result, we are exposed to the credit and other risks of a group of key suppliers. While we make every effort to evaluate our counterparties prior to entering into long-term and other significant procurement contracts, we cannot predict the impact on our suppliers of the current economic environment and other developments in their respective businesses. Insolvency, financial difficulties or other factors may result in our suppliers not being able to fulfill the terms of their agreements with us. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to us, or may force them to seek to renegotiate existing contracts with us. In addition, our business has signed a number of significant contracts whose performance depends upon third party suppliers delivering equipment on schedule for us to meet its contract commitments. Failure of the suppliers to meet their delivery commitments could result in us being in breach of and subsequently losing those contracts. Although we believe we have alternative sources of supply for the equipment and other supplies used in our business, concentration in the number of our suppliers could lead to delays in the delivery of products or components, and possible resultant breaches of contracts that we have entered into with our customers, increases in the prices we must pay for products or components, problems with product quality and other concerns.

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

We believe that our success depends, in part, on protecting our intellectual property in the UK and in other countries. Our intellectual property includes certain trademarks relating to our systems, as well as certain patents and proprietary or confidential information that is not subject to patent or similar protection. Our intellectual property protects the integrity of our games, systems, products and services, which is a core value of the industries in which we operate. Protecting our intellectual property can be expensive and time-consuming, may not always be successful depending on local laws or other circumstances, and we also may choose not to pursue registrations in certain countries. Competitors may independently develop similar or superior products, software, systems or business models. In cases where our intellectual property is not protected by an enforceable patent, or other intellectual property protection, such independent development may result in a significant diminution in the value of its intellectual property.

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

Some jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage of equity securities of licensed or regulated businesses. The failure of beneficial owners of our common stock to submit to such background checks and provide required disclosure could jeopardize our business. In light of these regulations and the potential impact on our business, our second amended and restated certificate of incorporation provides for the prohibition of stock ownership by persons or entities who fail to comply with informational or other regulatory requirements under applicable gaming law, who are found unsuitable to hold our stock by gaming authorities or whose stock ownership adversely affects our ability to obtain, maintain, renew or qualify for a license, contract, franchise or other regulatory approval from a gaming authority. The licensing procedures and background investigations of the authorities that regulate our businesses and the proposed amendment may inhibit potential investors from becoming significant stockholders or inhibit existing stockholders from retaining or increasing their ownership.

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

On October 31, 2017, the UK Government’s Department for Digital, Culture, Media and Sport released a written consultation document, seeking written public responses to proposals it set forth in the document for changes to gaming machine regulations and other related regulatory matters. Responses were due by January 23, 2018. The UK Government is expected to take action in the near future with respect to some or all of the proposals raised in the consultation document or in the responses it receives to the document. The consultation and any UK Government action that follows represent the expected culmination of the triennial review of gaming regulation commenced by the UK Government in October 2016.

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

Because it is unknown when the UK Government may take action to reduce the maximum permitted B2 betting stake or introduce other player protection measures; what reduced level of maximum permitted betting stake may be imposed; what additional player protection measures may be introduced; and when such changes would come into force, there can be no assurance as to the extent to which any such changes would affect our earnings or our business generally. Although a reduction of the maximum permitted betting stake to £50 might not have a substantial adverse effect on our earnings; a reduction to £30 could reduce our earnings by a substantial portion and could have a material adverse effect on our results of operations, cash flows and financial condition, and, in isolation, absent growth elsewhere, a reduction to £2 would reduce our earnings significantly and would likely have a material adverse effect on our results of operations, cash flows and financial condition, at least in the short term. In all events, we currently expect that we would not experience material effects, if any, from any betting stake reduction until our 2019 fiscal year, and that during the period of time between the UK Government’s announcement of a reduction and its imposition, we could begin taking measures intended to mitigate the effects of the reduction.

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

Legalized gaming is subject to opposition from gaming opponents, including in the UK, Italy, Greece and other markets where we are active. There can be no assurance that this opposition will not succeed in preventing the legalization of gaming in jurisdictions where these activities are presently prohibited or prohibiting or limiting the expansion or continuance of gaming where it is currently permitted, in either case to the detriment of our business, financial condition, results and prospects.

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

Regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in our operations. Some jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage of equity securities of licensed or regulated businesses. For example, in the UK, an entity holding a gambling license must notify the Gambling Commission of the identity of any stockholder holding, directly or indirectly, 3% or more of its equity or voting rights, and must apply for permission to continue to rely on its operating license whenever a new person acquires, directly or indirectly, 10% or more of its equity or voting rights. The failure of beneficial owners of our common stock to submit to such background checks and provide required disclosure could jeopardize our business. Our second amended and restated certificate of incorporation provides that, to the extent required by the gaming authority making the determination of unsuitability or to the extent the board of directors determines, in its sole discretion, that a person is likely to jeopardize the Company’s or any affiliate’s application for, receipt of, approval for, right to the use of, or entitlement to, any gaming license, shares of our capital stock that are owned or controlled by an unsuitable person or its affiliates are subject to mandatory redemption by us. The redemption price may be paid in cash, by promissory note, or both, as required, and pursuant to the terms established by, the applicable gaming authority and, if not, as we elect. Such a redemption could occur on terms or at a time that a stockholder believes to be disadvantageous.

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

We are a global business and derive substantially all of our revenue outside the United States. For the six months ended March 31, 2018, we earned approximately 65.6% of our revenue in the UK, 14.3% in Greece, 13.1% in Italy and the remaining 7.1% across the rest of the world. Our business in foreign markets subject us to risks customarily associated with such operations, including:

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

Our consolidated financial results are significantly affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than USD, and from the translation of foreign currency balance sheet accounts into GBP-denominated or USD-denominated balance sheet accounts. Exposure to currency exchange rate fluctuations exists and will continue because a significant portion of our revenues are denominated in currencies other than the USD, particularly GBP and the Euro. Exchange rate fluctuations have in the past adversely affected operating results and cash flows and may continue to adversely affect results of operations and cash flows and the value of assets.

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

On December 23, 2016, the Business Combination that created the current Inspired Entertainment, Inc. was consummated. Since 2010 and prior to the Business Combination, we have consummated two acquisitions. We may be subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, employee-related and other liabilities and claims not covered by insurance.

Our success depends upon our key personnel.

Our business results depend largely upon the continued contributions of our various members of our management team, as well as certain key technical specialists, game designers, operational experts and other developers and operators of key intellectual property and processes. If we lose the services of one or more members of our management team or key employees, our business, financial condition and results of operations, as well as the market price of our securities, could be adversely affected.

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

We currently face legal, accounting, administrative and other costs and expenses applicable to a U.S. public company that Inspired Gaming Group did not incur as a private company. In addition, Inspired Gaming Group had been a private company with limited accounting personnel and other related resources and will need to add personnel in areas such as accounting, financial reporting, investor relations and legal that are needed in connection with our operations as a public company. We incurred incremental costs related to operations as a public company of approximately $3.0 million for the six months ended March 31, 2018 (excluding stock-based compensation). We expect to incur incremental costs related to operating as a public company of approximately $5.0 million annually, excluding stock based compensation cost, although there can be no assurance that these costs will not be higher, particularly when we no longer qualify as an emerging growth company. Our company is subject to the reporting requirements of the Exchange Act, which requires us to file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the Public Company Accounting Oversight Board (the “PCAOB”) and Nasdaq, each of which imposes additional reporting and other obligations on public companies. Our senior management may not be able to maintain programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including maintaining effective internal controls over financial reporting. Our compliance with existing and evolving regulatory requirements results in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

An active trading market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

An active trading market for our securities may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Depending on the number of shares you hold and other factors, you may not be able to sell your shares at the times you prefer at desirable market prices.

Our warrants transitioned from NASDAQ to the over-the-counter markets operated by OTC Markets Group in April 2017, as a result of the Company having less than 400 round-lot warrant holders. The lack of a stock exchange listing may limit investors’ ability to effect transactions in our publicly traded warrants.

In September 2017, we received confirmation from NASDAQ that we were in compliance as to the minimum 300 round-lot shareholder requirement for our common stock. However, there can be no assurance that we will be able to maintain compliance with this or any other listing qualifications in the future.

Our publicly traded warrants could expire worthless, the terms could be amended and we may redeem our warrants at a time that is disadvantageous to you.

The exercise price for our publicly traded warrants is $5.75 per one-half of one share ($11.50 per whole share), subject to adjustment. Warrants may be exercised only for a whole number of shares of our common stock. No fractional shares will be issued upon exercise of the warrants. There is no guarantee that the warrants will be in the money when warrant holders choose to exercise their warrants and they may expire worthless.

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

We have the ability to redeem the warrants any time prior to their expiration at a price of $0.01 per warrant, provided that (i) the last reported sale price of our common stock equals or exceeds $24.00 per share for any 20 trading days within the 30 trading-day period ending on the third business day before we send the notice of such redemption and (ii) on the date we give notice of redemption and during the entire period thereafter until the time the warrants are redeemed, there is an effective registration statement under the Securities Act covering the shares of our common stock issuable upon exercise of the publicly traded warrants and a current prospectus relating to them is available unless warrants are exercised on a cashless basis. Redemption of the outstanding warrants could force holders:

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

Certain private warrants are redeemable by us if they are no longer held by their initial purchasers or their permitted transferees.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. The Company was required to provide management’s attestation on internal controls effectiveness with respect to the year ended September 30, 2017. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company.” We could be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following October 29, 2019, the fifth anniversary of our initial public offering (“IPO”), (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

If our stockholders sell substantial amounts of their shares of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress our market price. We filed a registration statement that became effective in July 2017 and that currently covers the resale of approximately 11,000,000 shares of our outstanding common stock held by certain stockholders that may be sold in the public market, subject to applicable securities laws.

In addition, up to 2,500,000 additional shares of our common stock may be issued as earnout consideration pursuant to the terms of the Business Combination, and we have approximately 9,500,000 shares underlying outstanding warrants and 1,700,000 shares underlying outstanding awards of restricted stock units. The issuance and subsequent sale of such shares may cause the market price of our stock to decline.

A decline in the price of the shares of our common stock could impede our ability to raise capital through the issuance of additional shares or other equity securities. Moreover, any such decline could result in our common stock trading at prices significantly below the price you paid.

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

Our second amended and restated certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. In addition, effective August 13, 2017, we have adopted a stockholder rights plan in the form of a Rights Agreement, which could have the effect of making it uneconomical for a third party to acquire us on a hostile basis. Any provision of our second amended and restated certificate of incorporation or bylaws, the Stockholders’ Rights Agreement or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

We conduct purchase and sale transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates globally. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom’s June 23, 2016 referendum in which voters approved Brexit. It is possible that sovereign debt crises in certain Eurozone countries could lead to the abandonment of the Euro and the reintroduction of national currencies in those countries. International revenues and expenses generally are derived from sales and operations in various foreign currencies, and these revenues and expenses could be affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into USD for consolidated financial reporting, as weakening of foreign currencies relative to the USD will adversely affect the USD value of the Company’s foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations could have an adverse effect on our results of operations and financial condition.

We may hedge certain foreign currency exposures to lessen and delay, but not to completely eliminate, the effects of foreign currency fluctuations on our financial results. Since the hedging activities are designed to lessen volatility, they not only reduce the negative impact of a stronger USD or other trading currency, but they also reduce the positive impact of a weaker USD or other trading currency. Our future financial results could be significantly affected by the value of the USD in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities, and there can be no assurance that our hedging activities will be effective.

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

The uncertain state of the global economy continues to affect businesses around the world, most acutely in emerging markets and developing economies. If global economic and financial market conditions do not improve or deteriorate, the following factors could have an adverse effect on our business, operating results and financial condition:

●	Slower consumer spending may result in reduced demand for our products, reduced orders from retailers for our products, order cancellations, lower revenues, higher discounts, increased inventories and lower gross margins;
●	In the future, we may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so;
●	We conduct transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates relative to the USD. Continued volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies could have a significant impact on our reported operating results and financial condition;
●	Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain could have an adverse effect on our costs, gross margins and profitability;
●	If operators or distributors of our products experience declining revenues or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, late retailer payments, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense;
●	If operators or distributors of our products experience severe financial difficulty, some may become insolvent and cease business operations, which could negatively affect the sale of our products to consumers; and
●	If contract manufacturers of our products or other participants in our supply chain experience difficulty obtaining financing in the capital and credit markets to purchase raw materials or to finance capital equipment and other general working capital needs, it may result in delays or non-delivery of shipments of our products.

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

The ongoing developments following from the United Kingdom’s public referendum vote to exit from the European Union could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with existing and potential customers, suppliers and employees. Negotiations have commenced to determine the terms of the United Kingdom’s future relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend upon any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The measures could potentially disrupt some of our markets and jurisdictions in which we operate, and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. In addition, the announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the USD against some foreign currencies, and the Brexit negotiations may continue to cause significant volatility. The progress and outcomes of Brexit negotiations also may create global economic uncertainty, which may cause customers and potential customers to monitor their costs and reduce their budgets for products and services. Any of these effects of Brexit, among others, could materially adversely affect the business, business opportunities, results of operations, financial condition and cash flows of our Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: May 9, 2018	/s/ A. Lorne Weil
Name: A. Lorne Weil
Title: Executive Chairman
(Principal Executive Officer)

Date: May 9, 2018	/s/ Stewart F.B. Baker
Name: Stewart F.B. Baker
Title: Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)