Form 10-Q
period 2018-06-30
Inspired Entertainment, Inc.
filed 2018-08-14
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 13, 2018, there were 21,484,707 shares of the Company’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2018	September 30, 2017
	(Unaudited)
Assets
Current assets
Cash	$10,176	$20,028
Accounts receivable, net	17,756	20,469
Inventory, net	6,417	5,011
Prepaid expenses and other current assets	17,117	17,692
Total current assets	51,466	63,200

Property and equipment, net	46,445	43,485
Software development costs, net	45,690	46,433
Other acquired intangible assets subject to amortization, net	6,622	9,240
Goodwill	46,387	47,076
Other assets	10,028	9,589
Total assets	$206,638	$219,023

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$20,008	$20,407
Accrued expenses	12,660	18,119
Earnout liability	8,961	—
Corporate tax and other current taxes payable	2,056	3,134
Deferred revenue, current	11,021	7,209
Other current liabilities	3,904	4,420
Current portion of long-term debt	—	7,369
Current portion of capital lease obligations	523	562
Total current liabilities	75,399	61,220

Long-term debt	127,923	115,396
Capital lease obligations, net of current portion	133	532
Deferred revenue, net of current portion	22,678	20,144
Earnout liability, net of current portion	—	16,728
Derivative liability	—	964
Other long-term liabilities	1,760	6,368
Total liabilities	211,627	221,352

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Series A Junior Participating Preferred stock; $0.0001 par value; 1,000,000 shares authorized; 49,000 shares designated; no shares issued and outstanding at June 30, 2018 and September 30, 2017	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 20,860,591 shares and 20,402,602 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	2	2
Additional paid in capital	326,967	323,429
Accumulated other comprehensive income	55,619	53,145
Accumulated deficit	(387,577)	(378,905)
Total stockholders’ deficit	(4,989)	(2,329)
Total liabilities and stockholders’ deficit	$206,638	$219,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Revenue:
Service	$34,536	$26,838	$98,136	$77,478
Hardware	2,390	5,473	7,630	9,930
Total revenue	36,926	32,311	105,766	87,408

Cost of sales, excluding depreciation and amortization:
Cost of service	(5,862)	(4,166)	(17,075)	(11,146)
Cost of hardware	(2,085)	(4,908)	(7,058)	(8,520)
Selling, general and administrative expenses	(15,245)	(13,786)	(47,241)	(41,922)
Stock-based compensation expense	(1,485)	(1,377)	(5,934)	(2,703)
Acquisition related transaction expenses	(14)	(74)	(816)	(11,346)
Depreciation and amortization	(10,616)	(8,705)	(31,296)	(23,877)
Net operating income (loss)	1,619	(705)	(3,654)	(12,106)

Other income (expense)
Interest income	36	8	167	20
Interest expense	(5,185)	(5,013)	(15,253)	(23,978)
Change in fair value of earnout liability	(644)	(2,384)	7,767	(3,262)
Change in fair value of derivative liability	—	(270)	1,872	(349)
Other finance income (costs)	194	(55)	584	(162)
Total other income (expense), net	(5,599)	(7,714)	(4,863)	(27,731)

Net loss before income taxes	(3,980)	(8,419)	(8,517)	(39,837)
Income tax benefit (expense)	(39)	86	(155)	3
Net loss	(4,019)	(8,333)	(8,672)	(39,834)

Other comprehensive income (loss):
Foreign currency translation (loss) gain	(188)	(569)	234	17,565
Actuarial gains (losses) on pension plan	2,984	(1,611)	2,240	(4,734)
Other comprehensive income/(loss)	2,796	(2,180)	2,474	12,831

Comprehensive loss	$(1,223)	$(10,513)	$(6,198)	$(27,003)

Net loss per common share – basic and diluted	$(0.19)	$(0.41)	$(0.42)	$(2.26)

Weighted average number of shares outstanding during the period – basic and diluted	20,860,591	20,378,002	20,718,682	17,607,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance at October 1, 2017	20,402,602	$2	$323,429	$53,145	$(378,905)	$(2,329)
Foreign currency translation adjustments	—	—	—	234	—	234
Actuarial gains on pension plan	—	—	—	2,240	—	2,240
Shares issued on exercise of warrants	50	—	1	—	—	1
Shares issued upon net settlement of RSUs and RSAs	457,939	—	(1,043)	—	—	(1,043)
Stock-based compensation expense	—	—	3,214	—	—	3,214
Reclassification of RSUs from derivative liability due to stockholder approval of Second Long-Term Incentive Plan	—	—	2,848	—	—	2,848
Reclassification of RSUs to derivative liability due to modification	—	—	(1,482)	—	—	(1,482)
Net loss	—	—	—	—	(8,672)	(8,672)
Balance at June 30, 2018	20,860,591	$2	$326,967	$55,619	$(387,577)	$(4,989)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(8,672)	$(39,834)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,296	23,877
Stock-based compensation expense	5,625	2,703
Change in fair value of derivative liability	(1,872)	349
Change in fair value of earnout liability	(7,767)	3,262
Non-cash interest expense relating to senior debt	5,824	—
Non-cash interest expense relating to PIK loan notes	—	9,762
Changes in assets and liabilities:
Accounts receivable	2,392	1,470
Inventory	(1,569)	3,029
Prepaid expenses and other assets	1,061	(3,976)
Corporate tax and other current taxes payable	(1,883)	(926)
Accounts payable	(4,126)	4,790
Other current liabilities	(69)	(11)
Deferred revenues and customer prepayment	6,807	2,931
Accrued expenses	(5,274)	(703)
Other long-term liabilities	(4,004)	(2,524)
Net cash provided by operating activities	17,769	4,199

Cash flows from investing activities:
Purchases of property and equipment	(14,914)	(12,761)
Purchases of capital software	(13,228)	(16,304)
Net cash used in investing activities	(28,142)	(29,065)

Cash flows from financing activities:
Proceeds from issuance of revolver and long-term debt	9,290	5,732
Cash received in connection with Merger	—	36,664
Proceeds from sale of common stock	—	1,645
Repayments of long-term debt	(7,713)	—
Repayments of finance leases	(438)	(91)
Net cash provided by financing activities	1,139	43,950

Effect of exchange rate changes on cash	(618)	2,130
Net (decrease) increase in cash	(9,852)	21,214
Cash, beginning of period	20,028	1,486
Cash, end of period	$10,176	$22,700

Supplemental cash flow disclosures
Cash paid during the period for interest	$12,483	$10,362
Cash paid during the period for income taxes	$7	$66

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital from net settlement of RSUs	$(1,043)	$—
Additional paid in capital reclassified to derivative liability	$(1,482)	$—
Additional paid in capital reclassified from derivative liability	$2,848	$—
Derivative liability reclassified to accrued expenses	$126	$—
Fair value adjustment of PIK shareholder loans	$—	$174,990
Property acquired through capital lease	$—	$1,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Management Liquidity Plans

As of June 30, 2018, the Company’s cash on hand was $10,176 and the Company had a working capital deficit of $7,667. As of June 30, 2018, $2,593 of our cash on hand had arisen in Greece and was being held in our Greek accounts. In the ordinary course of business, we seek, from time to time, to transfer funds earned in Greece to our accounts outside of Greece. However, Greece imposes capital controls that complicate, and can delay or prevent, the flow of capital out of that country. The Company recorded net losses of $8,672 and $39,834 for the nine months ended June 30, 2018 and 2017, respectively. The net losses arose principally due to interest on shareholder loan notes in the prior year, which are no longer a liability of the Company following the Merger, and non-cash items, including stock-based compensation. Historically, annually the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. The working capital deficit of $7,667 includes non-cash settled items of $8,961 for the earnout liability and $11,021 of deferred income. Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through August 2019.

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

JUNE 30, 2018

(in thousands, except share and per share data)

(Unaudited)

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the periods ended September 30, 2017, September 24, 2016 and September 26, 2015. The financial information as of September 30, 2017 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K filed with the SEC on December 4, 2017. The interim results for the three and nine months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending September 30, 2018 or for any future interim periods.

The Company changed its reporting year end from a 52-week period ending on the last Saturday in September to a September 30 year end, commencing with the year ended September 30, 2017. Accordingly, the nine-month period ended June 30, 2017 includes the results of operations for the Company for the period from September 25, 2016 through June 30, 2017.

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

Use of Estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including those related to the revenue recognition for contracts involving software and non-software elements, allowance for doubtful accounts, inventory reserve for net realizable value, goodwill and intangible assets, useful lives of long-lived assets, stock-based compensation, valuation allowances on deferred taxes, earnout liability, commitments and contingencies and litigation, among others. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. We regularly evaluate these significant factors and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(in thousands, except share and per share data)

(Unaudited)

2.	Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2018	September 30, 2017
Trade receivables	$22,519	$25,527
Less: long-term receivable recorded in other assets	(2,588)	(3,235)
Other receivables	114	135
Allowance for doubtful accounts	(2,289)	(1,958)
Total accounts receivable, net	$17,756	$20,469

3.	Inventory

Inventory consists of the following:

	June 30, 2018	September 30, 2017
Component parts	$4,155	$4,100
Finished goods	2,262	911
Total inventories	$6,417	$5,011

Component parts include parts for gaming terminals. Included in component parts are reserves for excess and slow-moving inventory of $460 and $419 as of June 30, 2018 and September 30, 2017, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

4.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	June 30, 2018	September 30, 2017
Prepaid expenses and other assets	$5,484	$8,150
Unbilled accounts receivable	11,633	9,542
Total prepaid expenses and other assets	$17,117	$17,692

5.	Property and Equipment, net

	June 30, 2018	September 30, 2017
Short-term leasehold property	$365	$371
Video lottery terminals	118,969	105,525
Computer equipment	8,487	8,428
Plant and machinery	3,284	3,358
	131,105	117,682
Less: accumulated depreciation and amortization	(84,660)	(74,197)
	$46,445	$43,485

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(in thousands, except share and per share data)

(Unaudited)

Depreciation and amortization expense amounted to $5,398 and $4,669 for the three months ended June 30, 2018 and 2017, respectively, and $15,456 and $13,827 for the nine months ended June 30, 2018 and 2017, respectively.

6.	Software Development Costs, net

Software development costs, net consisted of the following:

	June 30, 2018	September 30, 2017
Software development costs	$101,572	$89,468
Less: accumulated amortization	(55,882)	(43,035)
	$45,690	$46,433

During the three and nine months ended June 30, 2018, the Company capitalized $4,447 and $13,127 of software development costs, respectively. Amounts in the above table include $1,352 and $2,676 of internal use software at June 30, 2018 and September 30, 2017, respectively.

The total amount of software costs amortized was $4,366 and $3,232 for the three months ended June 30, 2018 and 2017, respectively, and $12,927 and $7,425 for the nine months ended June 30, 2018 and 2017, respectively. Software costs written down to net realizable value amounted to $0 and $342 for the three and nine months ended June 30, 2018, respectively, and $0 and $263 for the three and nine months ended June 30, 2017, respectively. The weighted average amortization period was 3.2 years for the three and nine months ended June 30, 2018.

The estimated software amortization expense for the years ending September 30 are as follows:

Year ending September 30,
2018 (three months)	$4,346
2019	16,014
2020	13,213
2021	8,304
2022	2,742
2023	1,071
Total	$45,690

7.	Intangible Assets and Goodwill

The following tables present certain information regarding our intangible assets. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives of ten years with no estimated residual values, which materially approximates the expected pattern of use.

	June 30, 2018	September 30, 2017
Trademarks	$17,854	$18,119
Customer relationships	15,258	15,485
	33,112	33,604
Less: accumulated amortization	(26,490)	(24,364)
	$6,622	$9,240

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(in thousands, except share and per share data)

(Unaudited)

Aggregate intangible asset amortization expense amounted to $853 and $804 for the three months ended June 30, 2018 and 2017, respectively, and $2,572 and $2,362 for the nine months ended June 30, 2018 and 2017, respectively.

The estimated intangible asset amortization expense for the years ending September 30 are as follows:

Year ending September 30,
2018 (three months)	$828
2019	3,311
2020	2,483
Total	$6,622

Goodwill

The difference in the carrying amount of goodwill at June 30, 2018 and September 30, 2017 (amounting to $689), as reported in the accompanying unaudited interim condensed consolidated balance sheets, is attributable to foreign currency translation adjustments.

8.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2018	September 30, 2017
Direct costs of sales	$4,007	$6,038
Accrued corporate cost expenses	2,997	2,257
Interest payable - cash	808	4,116
Interest payable – payment in kind	642	664
Asset retirement obligations	43	40
Other creditors	4,163	5,004
	$12,660	$18,119

9.	Other Liabilities

Other liabilities consist of the following:

	June 30, 2018	September 30, 2017
Customer prepayments and deposits	$3,904	$4,346
Foreign exchange contract liabilities	—	74
Total other liabilities, current	3,904	4,420
Other payables, net of current portion	899	2,079
Asset retirement obligations	861	866
Pension liability	—	3,423
Total other liabilities, long-term	1,760	6,368
	$5,664	$10,788

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(in thousands, except share and per share data)

(Unaudited)

10.	Long Term and Other Debt

Outstanding Debt and Capital Leases

The following reflects outstanding debt and capital leases as of the dates indicated below:

	June 30, 2018	September 30, 2017
Senior bank debt	$127,923	$122,765
Capital leases and hire purchase contract	656	1,094
Total long-term debt outstanding	128,579	123,859
Less: current portion of long-term debt	(16,789)	(7,931)
Long-term debt, excluding current portion	$111,790	$115,928

The Company is in compliance with all relevant financial covenants and the long term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt for the years ending September 30 matures as follows:

Fiscal period:	Senior bank debt	Capital leases and hire purchase contract	Total
2018 (three months)	$—	132	132
2019	—	454	454
2020	—	70	70
2021	16,266	—	16,266
2022	—	—	—
2023	111,657	—	111,657
Total	$127,923	$656	128,579

11.	Fair Value Measurements

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

JUNE 30, 2018

(in thousands, except share and per share data)

(Unaudited)

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

		June 30,	September 30,
	Level	2018	2017
Earnout liability (see Note 12)	3	$8,961	$16,728
Derivative liability (see Note 13)	2	$—	$964
Long term receivable (included in other assets)	2	$2,588	3,235
Foreign exchange contract liability (included in other current liabilities)	2	$—	$74

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

At June 30, 2018 and September 30, 2017, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(in thousands, except share and per share data)

(Unaudited)

12.	Earnout Liability

An earnout payment of up to 2,500,000 shares of the Company’s common stock, subject to certain customary anti-dilution adjustments (the “Earnout Consideration”) shall be paid to the previous owners of Inspired Gaming Group (the “Selling Group”) and will be determined based on the financial performance of the Company’s businesses in six specific countries, China, Colombia, Greece, Norway, Spain and Ukraine (collectively, the “Earnout Jurisdictions”), as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the twelve months ending September 30, 2018 (the “Earnout Period”). If such EBITDA is equal to or greater than £15,000 ($19,805), the Selling Group will receive an aggregate of 2,500,000 shares of common stock. If such EBITDA is less than £15,000 ($19,805), the Selling Group will receive the number of shares equal to the product of (x) 2,500,000 and (y) a fraction, the numerator of which is such EBITDA and the denominator of which is £15,000 ($19,805).

In accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”), the earnout shares are not considered indexed to the Company’s own stock and therefore are accounted for as a liability with fair value changes being recorded in the condensed consolidated statements of operations and comprehensive loss. The fair value of the Earnout Consideration is calculated using a Monte Carlo simulation to estimate the variance and relative risk of achieving future EBITDA during the Earnout Period in the Earnout Jurisdictions. This model is a discrete-time model that allows for sources of uncertainty, simulates the movements of the underlying metric and calculates the resulting derivative value for each trial. Such simulations are performed for a number of trials and the average value across all trials is determined in order to arrive at the concluded value of such derivative. The Earnout Consideration was valued at $8,961 and $16,728 at June 30, 2018 and September 30, 2017, respectively.

The key assumptions in applying the Monte Carlo simulation include the Company’s stock price, the Earnout Period EBITDA in the Earnout Jurisdictions for the period ending September 30, 2018, a risk-adjusted discount rate of 13.7% as of June 30, a standard deviation of 44.7% as of June 30, 2018 (based on the expected standard deviation of the Earnout Period EBITDA), a normal distribution of Earnout Period EBITDA and a Monte Carlo simulation run 100,000 times.

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

The following table provides a reconciliation of the beginning and ending balances for the earnout liability measured using significant unobservable inputs (Level 3):

Balance – September 30, 2017	$16,728
Change in fair value of earnout liability	(7,767)
Balance – June 30, 2018	$8,961

13.	Derivative Liability

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

JUNE 30, 2018

(in thousands, except share and per share data)

(Unaudited)

14.	Stock-Based Compensation

The Company’s stock-based compensation plans authorize awards of restricted stock units, stock options and other equity awards. As of June 30, 2018, there were 2,383,280 shares subject to outstanding awards and 1,133,207 shares remaining available for future awards.

On January 2, 2018, the Company granted 27,000 RSUs under its 2016 Long-Term Incentive Plan (the “First Incentive Plan”) to members of the Company’s Board of Directors. One-quarter of the RSUs vested on the date of grant, with the remaining RSUs vesting quarterly on April 1, 2018, July 1, 2018 and October 1, 2018. The weighted average fair value of the awards on the date of grant was $9.70 per share. The grant date fair value of the awards is being recognized as compensation expense over the vesting period. The aggregate grant date fair value of the RSUs amounted to $262, of which the Company recorded $71 and $154 as compensation expense during the three and nine months ended June 30, 2018, respectively.

On May 1, 2018, the Company granted 100,000 RSUs under the Second Incentive Plan to a member of the Company’s executive team, which will vest on May 1, 2020. The weighted average fair value of the award on the date of grant was $4.95 per share. The grant date fair value of the award is being recognized as compensation expense over the vesting period. The aggregate grant date fair value of the RSUs amounted to $495, of which the Company recorded $41 as compensation expense during the three and nine months ended June 30, 2018.

Stock-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The modification of certain awards held by two executive officers of the Company in December 2017 resulted in $2,105 of incremental compensation cost being recognized as of the modification date.

The Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Restricted Stock and Restricted Stock Units	$1,485	$1,377	$3,519	$2,703
Modification of awards	—	—	2,105	—
Payroll taxes on vesting of Restricted Stock Units	—	—	310	—
	$1,485	$1,377	$5,934	$2,703

15.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Unrecognized pension benefit costs	Accumulated Other Comprehensive Loss (Income)
Balance at September 30, 2017	$(78,668)	$25,523	$(53,145)
Change during the period	(234)	(2,240)	(2,474)
Balance at June 30, 2018	$(78,902)	$23,283	$(55,619)

16.	Net Loss per Share

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

JUNE 30, 2018

(in thousands, except share and per share data)

(Unaudited)

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three and Nine Months Ended June 30,
	2018	2017
Earnout Shares	2,500,000	2,500,000
Restricted Stock Units	1,759,164	756,331
Unvested Restricted Stock	624,116	2,012,445
Stock Warrants	9,539,615	9,539,615
	14,422,895	14,808,391

17.	Income Taxes

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

The effective income tax rate for the three months ended June 30, 2018 and 2017 was (1.0%) and 1.0%, respectively, resulting in a ($39) and $86 income tax (expense)/benefit, respectively. The effective income tax rate for the nine months ended June 30, 2018 and 2017 was (1.8%) and 0.0%, respectively, resulting in a ($155) and $3 income tax (expense)/benefit, respectively. The income tax expense for the three and nine months ended June 30, 2018 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the impact of the U.S. statutory tax rate change on deferred tax assets and liabilities, changes in the valuation allowance for deferred taxes and the net losses generated by the Company’s non-US foreign subsidiaries. The income tax expense for the three and nine months ended June 30, 2017 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the changes in the valuation allowance for deferred taxes and the net losses generated by the Company’s non-US foreign subsidiaries.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management determined that it is more likely than not that the Company will not realize the deferred income tax asset balances and therefore, recorded a full valuation allowance of $51,575 as of June 30, 2018.

The utilization of the Company’s pre-Merger net operating losses are subject to a limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(in thousands, except share and per share data)

(Unaudited)

18.	Related Parties

We occupy office space leased by a company affiliated with our Executive Chairman. We acquired inventory and paid maintenance expenses for the office.

		Three Months Ended June 30,		Nine Months Ended June 30,
		2018	2017	2018	2017
Hydra Management LLC	Selling, general and administrative expenses	$(17)	$(54)	$(117)	$(108)

We incurred certain offering expenses in connection with an underwritten public offering of shares principally held by our largest stockholder, Landgame S.à.r.l, which closed in January 2018 as to which our expenses were reimbursed by the selling stockholders. For the three and nine months ended June 30, 2018, the aggregate amount invoiced for reimbursement was $20 and $670, respectively.

We paid consulting fees to an entity owned by Jim O’Halleran, who was a director of Inspired prior to the Business Combination. For the three and nine months ended June 30, 2017, the fees totaled $11 and $304, respectively. The agreement terminated in November 2017.

An affiliate of Landgame S.à.r.l has had an ownership interest in one of our customers. For the three and nine months ended June 30, 2017, we received contract revenues totaling $404 and $1,201, respectively. We also had an accounts receivable balance with respect to such customer in the amount of $633 as of September 30, 2017, which was no longer outstanding as of June 30, 2018.

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

We operate a scheme which is comprised of a separately managed defined benefit section and a defined contribution section. The defined benefit section is closed to future accruals for services rendered to the Company. We estimate that $3,318 will be contributed to the pension plan during the year ending September 30, 2018.

The total amount of employer contributions paid during the nine months ended June 30, 2018 amounted to $2,559. We expect to contribute $759 during the remaining part of the fiscal period.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(in thousands, except share and per share data)

(Unaudited)

For the nine months ended June 30, 2018 and 2017, the components of total periodic benefit costs were as follows:

	Nine Months Ended
	June 30,
	2018	2017
Components of net periodic (benefit)/cost:
Service cost	$—	$—
Interest cost	2,217	2,463
Expected return on plan assets	(2,800)	(2,301)
Net periodic (benefit)/cost	$(583)	$162

21.	Segment Reporting and Geographic Information

The Company operates its business along two operating segments, which are segregated on the basis of revenue stream: Server Based Gaming and Virtual Sports. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), total assets and total capital expenditures for the three and nine months ended June 30, 2018, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions.

Segment Information

Three Months Ended June 30, 2018

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$24,549	$9,987	$—	$34,536
Hardware	2,390	—	—	2,390
Total revenue	26,939	9,987	—	36,926
Cost of sales, excluding depreciation and amortization:
Cost of service	(4,582)	(1,280)	—	(5,862)
Cost of hardware	(2,085)	—	—	(2,085)
Selling, general and administrative expenses	(3,802)	(1,784)	(9,659)	(15,245)
Stock-based compensation expense	(65)	(72)	(1,348)	(1,485)
Acquisition related transaction expenses	—	—	(14)	(14)
Depreciation and amortization	(8,829)	(1,456)	(331)	(10,616)
Segment operating income (loss)	7,576	5,395	(11,352)	1,619

Net operating gain				$1,619

Total assets at June 30, 2018	$117,022	$72,163	$17,453	$206,638

Total goodwill at June 30, 2018	$—	$46,387	$—	$46,387
Total capital expenditures for the three months ended June 30, 2018	$11,909	$2,175	$—	$14,084

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(in thousands, except share and per share data)

(Unaudited)

Three Months Ended June 30, 2017

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$17,834	$9,004	$—	$26,838
Hardware	5,473	—	—	5,473
Total revenue	23,307	9,004	—	32,311
Cost of sales, excluding depreciation and amortization:
Cost of service	(3,119)	(1,047)	—	(4,166)
Cost of hardware	(4,908)	—	—	(4,908)
Selling, general and administrative expenses	(3,912)	(1,222)	(8,652)	(13,786)
Stock-based compensation expense	(65)	(79)	(1,233)	(1,377)
Acquisition related transaction expenses	—	—	(74)	(74)
Depreciation and amortization	(6,622)	(1,570)	(513)	(8,705)
Segment operating income (loss)	4,681	5,086	(10,472)	(705)

Net operating loss				$(705)

Total assets at September 30, 2017	$113,692	$75,975	$29,356	$219,023

Total goodwill at September 30, 2017	$—	$47,076	$—	$47,076
Total capital expenditures for the three months ended June 30, 2017	$7,558	$2,016	$415	$9,989

Nine Months Ended June 30, 2018

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$69,931	$28,205	$—	$98,136
Hardware	7,630	—	—	7,630
Total revenue	77,561	28,205	—	105,766
Cost of sales, excluding depreciation and amortization:
Cost of service	(13,333)	(3,742)	—	(17,075)
Cost of hardware	(7,058)	—	—	(7,058)
Selling, general and administrative expenses	(11,789)	(5,668)	(29,784)	(47,241)
Stock-based compensation expense	(202)	(238)	(5,494)	(5,934)
Acquisition related transaction expenses	—	—	(816)	(816)
Depreciation and amortization	(25,165)	(5,104)	(1,027)	(31,296)
Segment operating income (loss)	20,014	13,453	(37,121)	(3,654)

Net operating loss				$(3,654)

Total capital expenditures for the nine months ended June 30, 2018	$27,715	$4,946	$202	$32,863

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(in thousands, except share and per share data)

(Unaudited)

Nine Months Ended June 30, 2017

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$52,988	$24,490	$—	$77,478
Hardware	9,930	—	—	9,930
Total revenue	62,918	24,490	—	87,408
Cost of sales, excluding depreciation and amortization:
Cost of service	(8,610)	(2,536)	—	(11,146)
Cost of hardware	(8,520)	—	—	(8,520)
Selling, general and administrative expenses	(11,562)	(4,472)	(25,888)	(41,922)
Stock-based compensation expense	(129)	(157)	(2,417)	(2,703)
Acquisition related transaction expenses	—	—	(11,346)	(11,346)
Depreciation and amortization	(18,215)	(4,193)	(1,469)	(23,877)
Segment operating income (loss)	15,882	13,132	(41,120)	(12,106)

Net operating loss				$(12,106)

Total capital expenditures for the nine months ended June 30, 2017	$19,479	$5,258	$2,159	$26,896

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Total revenue
UK	$22,603	$21,190	$67,740	$60,259
Italy	4,255	3,996	13,260	12,446
Greece	7,595	4,475	17,429	5,765
Rest of world	2,473	2,650	7,337	8,938
Total	$36,926	$32,311	$105,766	$87,408

Geographic information of our non-current assets excluding goodwill is set forth below:

	June 30, 2018	September 30, 2017
Total non-current assets excluding goodwill
UK	$61,321	$68,069
Italy	3,666	5,761
Greece	33,899	20,728
Rest of world	9,899	14,189
Total	$108,785	$108,747

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(in thousands, except share and per share data)

(Unaudited)

Software development costs are included as attributable to the market in which they are utilized.

22.	Customer Concentration

During the three months ended June 30, 2018, three customers represented at least 10% of revenues, accounting for 23%, 21% and 11% of the Company’s revenues. During the three months ended June 30, 2017, two customers represented at least 10% of revenues, accounting for 25% and 10% of the Company’s revenues. All these customers were served by both the Server Based Gaming and Virtual Sports segments.

During the nine months ended June 30, 2018, three customers represented at least 10% of revenues, accounting for 24%, 17% and 14% of the Company’s revenues. During the nine months ended June 30, 2017, two customers represented at least 10% of revenues, accounting for 27% and 11% of the Company’s revenues. All these customers were served by both the Server Based Gaming and Virtual Sports segments.

At June 30, 2018, two customers represented at least 10% of accounts receivable, accounting for 31% and 14% of the Company’s accounts receivable. At September 30, 2017, two customers accounted for 26% and 13% of the Company’s accounts receivable.

23.	Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Refinancing of External Borrowings

After the quarter end, the Company and certain of its subsidiaries entered into a series of transactions that effected the refinancing of the group’s external borrowings, replacing the group’s senior term and revolving facilities, originally entered into in 2014, with senior notes of $140.0 million and a revolving credit facility of £7.5 million (equivalent to approximately $9.9 million). As described in further detail below, the senior notes have a 5-year duration and carry a cash interest rate of 9% plus 3-month LIBOR, and the revolving credit facility has a 3-year duration and carries a cash interest rate on any utilization at 4% plus 3-month LIBOR, with any unutilized amount carrying a 1.4% cash interest cost. In connection with the refinancing, the Company also entered into a three-year, fixed-rate, cross-currency swap, as described in further detail below.

Note Purchase Transaction

On August 13, 2018, Gaming Acquisitions Limited (“Gaming Acquisitions”), an indirect wholly owned subsidiary of the Company, certain subsidiaries of the Company (collectively, the “Subsidiary Guarantors” and together with Gaming Acquisitions and the Company, the “Credit Parties”) and the Company entered into a Note Purchase Agreement and Guaranty (the “Note Purchase Agreement”) to provide for the issuance and sale of promissory notes in the aggregate principal amount of $140,000,000, maturing in five years (the “Notes”), to the purchasers party thereto from time to time, including HG Vora Special Opportunities Master Fund, Ltd. (“HGV Fund”), with Cortland Capital Market Services LLC acting as note and collateral agent for the Purchasers (in such capacity, “Agent”).

The proceeds of the sale of the Notes will be used to, among other things, repay £98.5 million of obligations outstanding under the Company’s Senior Term and Revolving Facility Agreement dated March 18, 2014 (as amended and restated July 13, 2016), among certain subsidiaries of the Company, Ares Management Limited and Lloyds Bank PLC (the “Existing Credit Facility”). The Existing Credit Facility has been replaced in part by the Revolving Credit Facility described below.

The obligations under the Note Purchase Agreement are unconditionally guaranteed on a joint and several basis by each of the Company and the Subsidiary Guarantors party thereto and are secured on a first-priority basis (subject to certain exceptions) by a lien granted to the Agent for the benefit of the secured parties under the Note Purchase Agreement on substantially all of the assets of each Credit Party, including all of the capital stock held by such Credit Party. An intercreditor agreement will set forth the rights and obligations of the parties to the Note Purchase Agreement, the Revolving Credit Facility and the Nomura Swap described below, in and to the proceeds of the collateral securing the obligations under the Note Purchase Agreement, the Revolving Credit Facility and the Nomura Swap.

The Notes will be issued at 98% of the par value thereof. Interest on the Notes shall accrue on a daily basis and will bear an interest rate equal to, at the Credit Parties’ option, a base rate or LIBOR rate, plus an applicable margin, which for a base rate borrowing is 8% per annum and for a LIBOR borrowing is 9% per annum. The base rate is calculated based on the greatest of the prime rate, federal funds effective rate and LIBOR rate in effect on the date of calculation. Interest on the Notes is payable in cash (subject to extension in the case of the first interest payment due thereunder as provided in the Note Purchase Agreement) and at the maturity of the Notes in the case of any unpaid interest then outstanding.

Subject to certain conditions, voluntary prepayments are permitted under the Note Purchase Agreement.

Subject to certain exceptions, Gaming Acquisitions is required to make mandatory prepayments of the Notes in respect of amounts received on account of asset sales, insurance or condemnation proceeds and issuances of debt as well as amounts constituting excess cash flows. In the case of proceeds from asset sales and insurance or condemnation payments, so long as no event of default has occurred and to the extent such proceeds do not exceed $1,000,000, Gaming Acquisitions may invest such proceeds—directly or through one of its subsidiaries—in assets of the general type useful in the business of the Company and its subsidiaries. In the case of amounts constituting excess cash flow, Gaming Acquisitions is required to prepay an amount equal to 50% thereof, except that 25% thereof shall be required if the total leverage ratio is between 2.50:1.00 and 2.00:1.00 (in each case, minus voluntary repayments made during the applicable fiscal year), and no such prepayment shall be required if the total leverage ratio is 2.00:1.00 or less.

In the event the Notes are redeemed, repaid or prepaid (including as voluntary or mandatory prepayments described above), such repayments or prepayments shall be made together with a payment premium equal to 3.00% of the amount repaid or prepaid, except that such premium will not be payable in the case of mandatory prepayments made on account of insurance or condemnation proceeds or excess cash flows (and either no prepayment penalty or a reduced prepayment premium shall be payable in the case of prepayments made with the proceeds of certain VAT amounts). In the case of repayments of all or any portion of the Notes on or after the maturity date, such repayment will be made together with an exit premium equal to 3.00% of the amount so repaid.

The Note Purchase Agreement contains customary representations and warranties and affirmative covenants applicable to Gaming Acquisitions, the Company and the subsidiaries of the Company and also contains certain restrictive covenants, including, among others, limitations on: the incurrence of additional debt; provided, however, that Gaming Acquisitions is permitted to incur indebtedness under the Revolving Credit Facility (in an aggregate principal amount not to exceed £7,500,000), liens on property (except those securing the Revolving Credit Facility or certain hedging indebtedness), acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of the Company’s capital stock, prepayments of certain debt, transactions with affiliates and modifications of the Credit Parties’ organizational documents and certain debt agreements. The Note Purchase Agreement requires quarterly compliance with maximum leverage and fixed charge coverage ratios as well as a minimum liquidity covenant. The agreement also includes customary event of default provisions.

On or before the date of the first interest payment due and payable by Gaming Acquisitions in respect of the Notes, the Notes shall be listed on the International Stock Exchange of the Channel Islands and shall remain listed until the repayment of the Notes in full in accordance with the terms of the Note Purchase Agreement.

HGV Fund currently holds 100% of the Notes. As disclosed in stock ownership filings with the Securities and Exchange Commission pursuant to Section 16 under the Securities Act of 1934, HGV Fund owns approximately 17.5% of the Company’s outstanding common stock as well as warrants to purchase shares of the Company’s common stock. HGV Fund is also a stockholder and investor in Leisure Acquisition Corp., a special purpose acquisition company affiliated with two members of the Company’s management.

Revolving Credit Facility

Concurrently with the issuance of the Notes and repayment of the Existing Credit Facility, Gaming Acquisitions, the Company and the Subsidiary Guarantors entered into a Revolving Credit Facility Agreement (the “Revolving Credit Facility Agreement”) to provide for a £7,500,000 revolving facility from Lloyds Bank PLC (the “Revolving Facility Lender”) to be used for general corporate, working capital and capital expenditure purposes of the Company and its subsidiaries (the “Revolving Credit Facility”), with the Agent acting as security agent for the Revolving Facility Lender (in such capacity, the “RCF Security Agent”).

The obligations under the Revolving Credit Facility are guaranteed on a joint and several basis by each of Gaming Acquisitions, the Company and certain Subsidiary Guarantors party thereto and are secured on a first-priority basis (subject to certain exceptions) by a lien granted to the RCF Security Agent for the benefit of the Revolving Facility Lender on substantially all of the assets of each Credit Party, including all of the capital stock held by such Credit Party. Certain Subsidiary Guarantors will accede to the Revolving Credit Facility Agreement within 30 days of closing.

The Revolving Credit Facility requires cash interest payments on outstanding borrowings equal to a margin of 4.00% per annum, plus LIBOR, on the last day of each applicable interest period. In addition, a commitment fee is payable every three months with respect to unutilized lending commitments thereunder at a rate of 35% of the margin applicable to such unutilized commitments per annum. The Revolving Credit Facility is scheduled to mature on August 13, 2021. Subject to certain conditions, voluntary prepayments are permitted under the Revolving Credit Facility and mandatory prepayments are required in the event of a change of control and/or the sale of all or substantially all assets of the Credit Parties.

The Revolving Credit Facility contains customary representations and warranties and affirmative covenants applicable to Gaming Acquisitions, the Company and the Company’s subsidiaries and also contains certain restrictive covenants, including, among others, limitations on: the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of the Company’s capital stock, prepayments of certain debt, transactions with affiliates and modifications of the Credit Parties’ organizational documents and certain debt agreements. The Revolving Credit Facility requires quarterly compliance with maximum leverage and interest coverage ratios as well as a minimum liquidity covenant. The agreement also contains customary event of default provisions.

Hedging Transaction

In connection with the Note Purchase Agreement Gaming Acquisitions entered into a three (3) year, fixed-rate, cross-currency swap which swaps the principal and interest payments that will be payable in US Dollars (USD) under the Note Purchase Agreement to Euros (EUR), in part, and Pounds Sterling (GBP), in part. The swap is provided by Nomura (the “Nomura Swap”). Specifically, with respect to the principal payments under the Note Purchase Agreement, Gaming Acquisitions will swap 1/3rd of such principal payments from USD to EUR and 2/3rds of such principal payments from USD to GBP. Additionally, with respect to the interest payments under the Note Purchase Agreement, Gaming Acquisitions will swap 1/3rd of such interest payments from USD to GBP and 2/3rds of such interest payments from USD to EUR. The Nomura Swap provides for a foreign exchange rate of $1.13935 USD per €1 EUR and $1.27565 USD per £1 GPB.

The obligations under the Nomura Swap are unconditionally guaranteed on a joint and several basis by each of Gaming Acquisitions, the Company and Subsidiary Guarantors and are secured on a first-priority basis (subject to certain exceptions) by a lien granted to the Agent for the benefit of Nomura on substantially all of the assets of each Credit Party, including all of the capital stock held by such Credit Party.

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

Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business, and the timing and ability for us to complete future acquisitions. Specifically, forward-looking statements may include statements relating to:

●	the future financial performance of the Company;

●	the market for the Company’s products and services;

●	expansion plans and opportunities, including future acquisitions or additional business combinations; and

●	other statements preceded by, followed by or that include words such as “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “scheduled”, “seek”, “should”, “target”, “would” or similar expressions, among others.

These forward-looking statements are based on information available as of the date hereof, and current expectations, forecasts and assumptions that involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause our actual results or performance to differ include:

●	our ability to compete effectively in our industries;

●	the effect of evolving technology on our business;

●	our ability to renew long-term contracts and retain customers, and secure new contracts and customers;

●	our ability to maintain relationships with suppliers;

●	our ability to protect our intellectual property;

●	government regulation of our industries;

●	the determination by the UK Government, announced in May 2018, to substantially reduce maximum permitted bets on B2 gaming machines in the UK;

●	our ability to successfully grow by acquisition as well as organically;

●	our ability to attract and retain key members of our management team;

●	our need for working capital;

●	our ability to secure capital for growth and expansion;

●	changing consumer, technology and other trends in our industries;

●	our ability to successfully operate across multiple jurisdictions and markets around the world;

●	changes in local, regional and global economic and political conditions; and

●	other factors.

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

For the three months ended June 30, 2018, we earned approximately 61.2% of our revenue in the UK, 20.6% in Greece, 11.5% in Italy and the remaining 6.7% across the rest of the world. During the three months ended June 30, 2017, the percentages were 65.6%, 13.8%, 12.4% and 8.2%, respectively. For the nine months ended June 30, 2018, we earned approximately 64.0% of our revenue in the UK, 16.5% in Greece, 12.5% in Italy and the remaining 6.9% across the rest of the world. During the nine months ended June 30, 2017, the percentages were 68.9%, 6.6%, 14.2% and 10.3%, respectively.

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

During the three months ended June 30, 2018, we derived approximately 38.8% of our revenue from sales to customers outside of the UK, compared to 34.4% during the three months ended June 30, 2017. During the nine months ended June 30, 2018, we derived approximately 36.0% of our revenue from sales to customers outside of the UK compared to 31.1% during the nine months ended June 30, 2017.

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

Non-GAAP Financial Measures

We use certain financial measures that are not compliant with U.S. GAAP (“non-GAAP financial measures”), including EBITDA and Adjusted EBITDA, to analyze our operating performance. In this discussion and analysis, we present certain non-GAAP financial measures, define and explain these measures and provide reconciliations to the most comparable U.S. GAAP measures. See “Non-GAAP Financial Measures” later in this Item 2.

Refinancing of External Borrowings

After the quarter end, we refinanced our external borrowings. For further information, see “—Refinancing of External Borrowings”, below.

Results of Operations

The discussion and analysis of our results of operations have been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three-month period ended June 30, 2018, compared to the same period in 2017;

●	a discussion and analysis of the results of operations of our SBG and Virtual Sports business segments for the three-month period ended June 30, 2018, compared to the same period in 2017, including Key Performance Indicator (“KPI”) analysis;

●	a discussion and analysis of the Company’s results of operations for the nine-month period ended June 30, 2018, compared to the same period in 2017; and

●	a discussion and analysis of the results of operations of our SBG and Virtual Sports business segments for the nine-month period ended June 30, 2018, compared to the same period in 2017, including KPI analysis.

The three-month financial periods presented consist of a 91-day period for 2018 and 2017. The balance sheet date of each fiscal period is June 30. Each of the foregoing periods is herein referred to as a “three-month period.”

The nine-month financial periods presented consist of a 273-day period for 2018 and a 279-day period for 2017. The balance sheet date of each fiscal period is June 30. Each of the foregoing periods is herein referred to as a “nine-month period.”

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). In the three-month periods ended June 30, 2018 and 2017, the average USD: GBP rate was 1.36 and 1.28, respectively. In the nine-month periods ended June 30, 2018 and 2017, the average USD: GBP rate was 1.37 and 1.26, respectively.

In the tables below, the “Days Movement” column represents values relating to the additional six days in the 2017 “nine-month period” as compared to the 2018 “nine-month period”. The “Days Movement” column allows for the comparisons shown in the additional “Like-for-Like Variance” columns. Such columns are not presented for the three months periods, as such periods in both years were 91 days. For line items in respect of which daily information was available for the additional days in 2017, specific adjustments were made. For line items in respect of which no such information was available, a straight-line method was used to provide pro-rated values. For certain line items, such as Stock-based compensation and Change in fair value of earnout liability, there were no values relating to the additional days in 2017.

In the discussion and analysis below, certain data may vary from the amounts presented in our consolidated financial statements due to rounding.

Results of Operations –

Three Months ended June 30, 2018 compared to Three Months ended June 30, 2017

	For the Three-Month Period ended
	Unaudited June 30,	Unaudited June 30,	Variance		Variance
(In thousands)	2018	2017	2018 vs 2017		Constant Currency		Currency Movement

Revenue:
Service	$34,536	$26,838	$7,698	28.7%	$5,758	21.5%	$1,941
Hardware	2,390	5,473	(3,083)	(56.3%)	(3,217)	(58.8%)	134
Total revenue	36,926	32,311	4,615	14.3%	2,540	7.9%	2,075
Cost of sales, excluding depreciation and amortization:
Cost of service	(5,862)	(4,166)	(1,696)	40.7%	(1,363)	32.7%	(333)
Cost of hardware	(2,085)	(4,908)	2,823	(57.5)%	2,939	(59.9)%	(117)
Selling, general and administrative expenses	(15,245)	(13,786)	(1,459)	10.6%	(588)	4.3%	(871)
Stock-based compensation	(1,485)	(1,377)	(108)	7.8%	(22)	1.6%	(86)
Acquisition related transaction expenses	(14)	(74)	60	(81.1)%	61	(82.8)%	(1)
Depreciation and amortization	(10,616)	(8,705)	(1,911)	22.0%	(1,300)	14.9%	(611)
Net operating Income (Loss)	1,619	(705)	2,324	329.6%	2,268	321.6%	56
Other income (expense)
Interest income	36	8	28	346.6%	26	321.1%	2
Interest expense	(5,185)	(5,013)	(172)	3.4%	125	(2.5)%	(297)
Change in fair value of earnout liability	(644)	(2,384)	1,740	(73.0)%	1,751	(73.4)%	(11)
Change in fair value of derivative liability	0	(270)	270	(100.0)%	270	(100.0)%	0
Other finance income (costs)	194	(55)	248	(453.1)%	237	(432.8)%	11
Total other income (expense), net	(5,599)	(7,714)	2,114	27.4%	2,409	31.2%	(294)
Net loss from continuing operations before income taxes	(3,980)	(8,419)	4,438	(52.7)%	4,676	(55.5)%	(238)
Income tax expense	(39)	86	(125)	(145.6)%	(123)	(143.1)%	(2)

Net loss	$(4,019)	$(8,333)	$4,314	51.8%	$4,554	54.6%	$(240)

Exchange Rate - $ to £	1.36	1.28

Revenue

Total revenue for the quarter ended June 30, 2018 increased by $4.6 million, or 14.3%, from the quarter ended June 30, 2017, to $36.9 million, on a reported basis. Favorable currency movements accounted for $2.1 million of the increase, with constant currency revenue increasing by $2.5 million, or 7.9%.

SBG revenue, which is included in total revenue above, increased by $2.1 million on a constant currency basis, or 9.2%, comprised of growth in service revenue of $5.4 million, partly offset by lower hardware sales of $3.2 million.

SBG service revenue increased by $5.4 million on a constant currency basis, or 30.0%, as a result of the continued rollout of terminals in Greece driving a $1.9 million increase and software license sales of $3.4 million into the Greek market.

Hardware revenue decrease was driven by lower hardware sales in the Greek and the Electronic Table Gaming (“ETG”) markets of $2.8 million and $0.3 million, respectively. The hardware sales in Greece were nil margin sales.

Virtual Sports revenue increased by $0.4 million on a constant currency basis, or 4.5%, driven by new customer revenue from our mobile remote game server (“Mobile RGS”) product and continued growth in Greece, Finland and Poland. Growth was negatively affected by $0.6 million due to a reduction in revenue from long-term Virtual Sports licenses that have now come to an end. Underlying Virtual Sports revenue increased by $1.0 million, or 12.8%. Of which $0.6 million came from Virtual Sports land-based and online customers and $0.4 million from Mobile RGS.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, which includes machine cost of sales, consumables, content royalties and connectivity costs, decreased from the period ended June 30, 2017 by $1.1 million, or 12.4%, on a reported basis, to $7.9 million. Of this decrease, $0.5 million arose from adverse currency movements. On a constant currency basis, cost of sales decreased by $1.6 million, or 17.4%.

Cost of service increased by $1.4 million, or 32.7%, on a constant currency basis due to an increase in Greece SBG service costs of $1.1 million, driven by the continued terminal rollout, and $0.1 million from additional costs to service UK SBG terminals. $0.2 million of the increase was due to the additional cost of supporting new recurring contracts for Virtual Sports.

Cost of hardware decreased by $2.9 million, or 59.9%, on a constant currency basis due to lower nil margin hardware sales in Greece. Hardware sales are made at nil margin in certain circumstances to secure long-term revenue share contracts.

Selling, general and administrative expenses

Selling, general, and administrative (“SG&A”) expenses include staff compensation costs (including outsourced costs), travel, professional services fees and technology expenses (including hosting fees, data centers and similar charges).

SG&A expenses increased by $1.5 million, or 10.6%, on a reported basis, to $15.2 million. Of this increase, $0.9 million arose from adverse currency movements. On a constant currency basis, SG&A expenses increased by $0.6 million, or 4.3%. $1.5 million of this adverse variance was due to restructuring costs relating to the senior management changes announced in May (which amount has been excluded from our Adjusted EBITDA calculations set forth elsewhere in this Item 2). This was partly offset by $0.9 million of staff-related cost savings.

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

The aggregate number of shares authorized for issuance under these plans is 4,078,818 and, as of June 30, 2018, there were 2,383,280 shares subject to outstanding awards and 1,133,207 shares remaining available for future awards. A total of 562,331 shares have been settled (either issued in settlement of vested awards or surrendered to pay for taxes due on settlement of vested awards). Awards are fair-valued at the time of issuance, with the value being spread over the vesting period. During the 2018 period, the Company recorded an expense of $1.5 million in respect of outstanding awards, which was $0.1 million higher than the prior year charge for stock-based compensation due to additional awards being made.

Depreciation and amortization

Depreciation and amortization increased by $1.9 million, or 22.0%, to $10.6 million, on a reported basis. Of this increase, $0.6 million arose from adverse currency movements.

On a constant currency basis, depreciation and amortization increased by $1.3 million, or 14.9%. This increase was driven by additional amortization in connection with new platforms and games going live on SBG ($0.6 million) and an increase of $0.4 million due to machine and machine related depreciation, comprised of a $0.5 million increase from the continued roll out of machines in Greece, partly offset by a $0.1 million decrease from the sale of machines in Colombia.

Net operating income (loss)

On a reported basis, net operating profit (loss) improved from a loss of $0.7 million in the 2017 period to a profit of $1.6 million in the 2018 period, of which $0.1 million arose from favorable currency movements. On a constant currency basis, net operating income (loss) improved by $2.3 million, due to an increase in revenue and a decrease in cost of sales. This was partly offset by an increase in depreciation and amortization and SG&A.

Interest expense

Interest expense increased by $0.1 million, or 2.9%, in the quarter ended June 30, 2018, to $5.1 million, on a reported basis. This variance arose from adverse currency movements of $0.3 million. On a constant currency basis, interest expense decreased by $0.2 million from the quarter ended June 30, 2017. There were higher cash and PIK charges on the existing senior debt due to continued compounding of the PIK interest charge of $0.4 million which was largely offset due to no amortization of debt fees in the current year ($0.3 million in the corresponding quarter of the prior year). These fees had been fully amortized by the end of September 2017.

Change in fair value of earnout liability

Change in fair value of earnout liability relates to the potential earnout payment that may be made to the former owners of DMWSL 633 Limited, the amount of which is dependent upon the financial performance of Inspired’s businesses in six specific countries (China, Colombia, Greece, Norway, Spain and Ukraine) (collectively, the “Earnout Jurisdictions”), as measured by earnings before interest, taxes, depreciation and amortization for the twelve months ending September 30, 2018 (the “Earnout Period”). As a result of changes in expectations relating to the Earnout Jurisdictions, and share-price movements ($6.25 at June 30, 2018 and $5.50 at March 31, 2018), the charge that accrued in the current quarter resulting from a change in fair value of earnout liability was $0.6 million. In the corresponding quarter in the prior year, the corresponding figure was a charge of $2.4 million.

Change in fair value of derivative liability

Change in fair value of derivative liability decreased by $0.3 million to $0 on a reported basis as a result of the approval of the Second Incentive Plan in March 2018, which resulted in awards granted thereunder being charged as stock-based compensation rather than as a derivative liability.

Net loss

On a reported basis, net loss improved from a loss of $8.3 million to a loss of $4.0 million. This was affected by a $0.2 million adverse currency movement. On a constant currency basis, net loss improved by $4.6 million due to an increase in revenue, a decrease in cost of sales and the change in fair value liabilities, partly offset by an increase in depreciation and amortization and SG&A.

Results of Operations –

Three Months ended June 30, 2018 compared to Three Months ended June 30, 2017 –

Server Based Gaming Segment

We generate revenue from our SBG business segment through product sales (both hardware and software) and long-term participation agreements, which include access to our SBG platform and the selection of game titles, usually over a term of between three and five years but longer in certain territories. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and any relevant regulatory levies) from SBG terminals placed in our customers’ facilities, which include retail outlets, casinos and other gaming operations, or from SBG gaming software used by customers’ players through mobile or online devices. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our SBG business is principally driven by the number of operator customers we have, the number of SBG machines in operation, the net win performance of the machines and the net win percentage that we receive pursuant to our contracts with our customers.

SBG segment, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Unaudited June 30,	Unaudited June 30,	2018 vs 2017
SBG	2018	2017		%

End of period installed base (# of terminals)	32,579	28,011	4,568	16.3%
Average installed base (# of terminals)	32,107	27,569	4,538	16.5%
Customer Gross Win per unit per day (1)	£112.07	£118.13	£(6.05)	(5.1)%
Customer Net Win per unit per day (1)	£79.97	£85.13	£(5.15)	(6.1)%
Inspired Blended Participation Rate	6.0%	6.0%	(0.0)%

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

SBG segment, key events that affected results for the Three Months ended June 30, 2018

Our SBG rollout into the Greek market continued, with approximately 4,800 terminals installed as of June 30, 2018. During the period a further 965 terminals were contracted, which form part of our phase two rollout plan to be delivered across calendar year 2018. The performance of our Greek terminals continues to be strong compared to other suppliers during the period.

In the Italian market, a contract extension was agreed for a further four years with our largest customer. The contract included continuing hardware, platform and games supply. The contract also included an increased revenue share due to the Company. Customer Gross Win per unit per day (in EUR) in the Italian market increased by 21.9%, due to new content releases and improved account management.

During the period, another of our major UK LBO customers contracted with us for a further two and a half years. The contract extension includes the redeployment of 120 “Eclipse” terminals during July and October 2018. This extended supplier agreement also comes with no further capital expenditure.

Overall, the size of our Average Installed Base increased 16.5%, to 32,107, due to our continued terminal rollout in Greece and growth from new contracts in the UK LBO estate. Customer Gross Win per unit per day (in our functional currency, GBP) decreased by 5.1% across the entire estate, driven by the impact of our SBG installations in Greece, as our Greek machines return a lower daily Customer Gross Win compared to our UK machines, partly offset by the increase in the Italian market Customer Gross Win per unit per day. Our blended participation rate remained at 6.0%.

SBG segment, Three Months ended June 30, 2018 compared to Three Months ended June 30, 2017

Server Based Gaming	For the Three-Month Period ended
	Unaudited June 30,	Unaudited June 30,	Variance		Variance
(In thousands)	2018	2017	2018 vs 2017		Constant Currency		Currency Movement

Revenue:
Service	$24,549	$17,834	$6,715	37.7%	$5,351	30.0%	$1,364
Hardware	2,390	5,473	(3,083)	(56.3)%	(3,217)	(58.8)%	134
Total revenue	26,939	23,307	3,632	15.6%	2,134	9.2%	1,498

Cost of sales, excluding depreciation and amortization:
Cost of service	(4,582)	(3,119)	(1,463)	46.9%	(1,202)	38.5%	(261)
Cost of hardware	(2,085)	(4,908)	2,823	(57.5)%	2,939	(59.9)%	(117)
Total cost of sales	(6,667)	(8,027)	1,360	(16.9)%	1,737	21.6%	(378)

Selling, general and administrative expenses	(3,802)	(3,912)	110	(2.8)%	329	(8.4)%	(219)

Stock-based compensation	(65)	(65)	-	0.0%	4	(5.8)%	(4)

Depreciation and amortization	(8,829)	(6,622)	(2,207)	33.3%	(1,698)	25.6%	(509)

Net operating profit	$7,576	$4,681	$2,895	61.8%	$2,507	53.5%	$388

Exchange Rate - $ to £	1.36	1.28

SBG segment revenue. In the period ended June 30, 2018, SBG revenue increased $3.6 million, to $26.9 million, on a reported basis. Of this increase, $1.5 million arose from favorable currency movements. On a constant currency basis, SBG revenue increased by $2.1 million, or 9.2%.

SBG service revenue increased by $6.7 million, or 37.7%, on a reported basis. Of this increase, $1.4 million arose from favorable currency movements. On a constant currency basis, SBG service revenue increased by $5.4 million, or 30.0%, to $24.5 million, primarily due to the continued rollout of terminals into Greece. This rollout drove additional participation revenue of $1.8 million and other recurring revenue of $0.2 million. In addition, during the quarter we completed a software license sale into the Greek market, generating revenue of $3.4 million. SBG service revenue increased on a constant currency basis in the Greek and Italian markets by $5.3 million and $0.2 million, respectively, due to the continued rollout in Greece and growth in Italy. This was partly offset by a decrease in service revenue in other jurisdictions by $0.2 million, due to the revised terms in Colombia following the sale of machines in 2017.

UK LBO Customer Gross Win per unit per day declined by 0.6%. These decreases were offset by an increase in average live terminals of 988, resulting in UK LBO service revenue in line with the prior period.

SBG hardware revenue decreased by $3.1 million to $2.4 million, on a reported basis, including favorable currency movements of $0.1 million. On a constant currency basis, SBG hardware revenue decreased by $3.2 million, principally due to lower hardware sales in the Greek (nil margin), ETG and Colombian markets of $2.8 million, $0.3 million and $0.1 million, respectively.

SBG segment operating profit. In the 2018 period, SBG operating profit increased by $2.9 million to $7.6 million, on a reported basis, $0.4 million of which arose from favorable currency movements. On a constant currency basis, SBG operating profit increased by $2.5 million.

SBG cost of sales (excluding depreciation and amortization) decreased by $1.4 million to $6.7 million, on a reported basis, $0.4 million of which arose from adverse currency movements. On a constant currency basis, cost of sales decreased by $1.7 million. This was principally due to a decrease in hardware costs of $2.9 million due to lower hardware sales in the Greek, ETG and Colombian markets. This was partly offset by an increase in service costs of $1.2 million due to Greek SBG service costs of $1.1 million and additional UK machine consumable costs of $0.1 million.

SBG SG&A expenses decreased by $0.1 million to $3.8 million, on a reported basis. $0.2 million arose from adverse currency movements, which resulted in a constant currency decrease of $0.3 million.

SBG depreciation and amortization increased by $2.2 million to $8.8 million on a reported basis. Of this amount, $0.5 million arose from adverse currency movements. On a constant currency basis, the increase was $1.7 million, driven by a $0.6 million increase in intangible amortization due to new projects going live in the UK and new international markets. There was also an increase in machine and machine related depreciation of $0.4 million driven by the continued terminal rollout in the Greek market.

SBG segment, Service Revenue by Region

Set forth below is a breakdown of our SBG service revenue by geographic region. SBG service revenue consists principally of SBG participation revenue.

Server Based Gaming Service Revenue by Region	For the Three-Month Period ended
	Unaudited June 30,	Unaudited June 30,	Variance		Variance
(In thousands)	2018	2017	2018 vs 2017		Constant Currency		Currency Movement

Service Revenue:
UK LBO	$14,635	$13,712	$924	6.7%	$68	0.5%	$855
UK Other	1,373	1,374	(1)	(0.1)%	(81)	(5.9)%	80
Italy	2,252	1,869	383	20.5%	252	13.5%	130
Greece	6,021	439	5,581	1,270.0%	5,299	1,205.6%	283
Rest of the World	267	439	(172)	(39.1)%	(186)	(42.4)%	15

Total service revenue	$24,549	$17,834	$6,715	37.7%	$5,351	30.0%	$1,364

Exchange Rate - $ to £	1.36	1.28

Results of Operations –

Three Months ended June 30, 2018 compared to Three Months ended June 30, 2017 –

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

Virtual Sports segment, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Unaudited June 30,	Unaudited June 30,	2018 vs 2017
Virtuals	2018	2017		%

No. of Live Customers at the end of the period	95	82	13	15.9%
Average No. of Live Customers	93	83	10	11.6%
Total Revenue (£'000)	£7,339	£7,022	£317	4.5%
Total Revenue £'000 - Retail	£4,596	£4,555	£41	0.9%
Total Revenue £'000 - Interactive	£2,743	£2,467	£276	11.2%
Average Revenue Per Customer per day (£)	£870	£930	£(59)	(6.4)%

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

Virtual Sports segment, key events that affected results for the Three Months ended June 30, 2018

As of June, 2018, OPAP offered and took bets on our Virtual Sports product in over 3,400 retail venues following the launch in April 2017.

In the UK, our Virtual Sports products continued to drive incremental growth with Betfred with the network solution deployed in over 1,600 retail venues.

Our Virtual Sports products in Poland deployed in over 400 retail venues with Fortuna have driven growth in the quarter.

During the period, our Virtual Sports revenue grew in Finland from to the annualization of Veikkaus, Finland’s national lottery.

In April 2018, we launched our Virgo™ RGS and premium omni-channel casino content in Italy with SNAI, and will soon launch with Sisal, Eurobet and Betsson’s StarCasino.

During the period, we celebrated the success of our Virtual Grand National 2018, which saw the predicted winner, Tiger Roll, finish in first place in the live event at Aintree Racecourse. The Grand National is an annual steeplechase horse race that attracts both serious and casual sports fans, and is seen by over 500 million television viewers.

We won the tender to provide our Virtual Sports products to one of the two Moroccan state lotteries deploying in 200 retail venues.

By the end of the period, our Mobile RGS business was live with twenty-five customers, having launched sixteen new customers since June 30, 2017, including Bet Victor, Aspire Global, White Hat Gaming, Casino Land, Casino777 and Netbet.

The Average Number of Live Customers increased by ten, from 83 to 93, including new Mobile RGS customers.

Virtual Sports segment, Three Months ended June 30, 2018 compared to Three Months ended June 30, 2017

Virtual Sports	For the Three-Month Period ended
	Unaudited June 30,	Unaudited June 30,	Variance		Variance
(In thousands)	2018	2017	2018 vs 2017		Constant Currency		Currency Movement

Service Revenue	$9,987	$9,004	$983	10.9%	$406	4.5%	$577

Cost of Service	(1,280)	(1,047)	(233)	22.2%	(161)	15.3%	(72)

Selling, general and administrative expenses	(1,784)	(1,222)	(562)	46.0%	(459)	37.6%	(103)

Stock-based compensation	(72)	(79)	7	(8.9)%	11	(14.1)%	(4)

Depreciation and amortization	(1,456)	(1,570)	114	(7.3)%	198	(12.6)%	(84)

Net operating profit	$5,395	$5,086	$309	6.1%	$(4)	(0.1)%	$313

Exchange Rate - $ to £	1.36	1.28

Virtual Sports segment revenue. During the period, revenue increased $1.0 million or 10.9% to $10.0 million on a reported basis. Of this increase, $0.6 million arose from favorable currency movements. On a constant currency basis, Virtual Sports revenue increased by $0.4 million, or 4.5%.

Growth was negatively affected by $0.6 million due to a reduction in revenue from long-term Virtual Sports licenses that have now come to an end. Excluding this reduction, underlying Virtual Sports revenue increased by $1.0 million, or 12.8%, of which $0.6 million came from Virtual Sports land-based and online customers, driven by increases in Greece, the UK, Finland and Poland of $0.2 million, $0.2 million, $0.2 million and $0.1 million, respectively. The remaining $0.4 million was driven by Mobile RGS, due to further penetration into that market, where the number of our customers increased from nine to twenty-five.

Virtual Sports segment operating profit. During the period, Virtual Sports operating profit increased by $0.3 million, on a reported basis, $0.3 million of which is from favorable currency movements. On a constant currency basis, net operating profit was in line with the prior period.

Virtual Sports cost of service increased by $0.2 million to $1.3 million, on a reported basis. Of this increase, $0.1 million arose from adverse currency movements. On a constant currency basis, cost of service increased by $0.2 million, due to additional costs of supplying new recurring contracts.

Virtual Sports SG&A expenses increased by $0.6 million, on a reported basis. Of this increase, $0.1 million arose from adverse currency movement, resulting in a constant currency increase of $0.5 million. This was due to an increase in staff related costs and technology costs due to increasing Virtual Sports deployments.

Virtual Sports depreciation and amortization decreased by $0.1 million to $1.5 million, on a reported basis. This decrease was offset by a $0.1 million adverse currency movement, resulting in a constant currency decrease of $0.2 million.

Results of Operations –

Nine Months ended June 30, 2018 compared to Nine Months ended June 30, 2017

	For the Nine-Month Period ended
	Unaudited June 30,	Unaudited June 30,	Variance		Variance
(In thousands)	2018	2017	2018 vs 2017		Currency Movement	Days Movement	Like-for-Like Variance

Revenue:
Service	$98,136	$77,478	$20,658	26.7%	$7,999	($1,562)	$14,220	18.7%
Hardware	7,630	9,930	(2,300)	(23.2)%	671	-	(2,971)	(29.9)%
Total revenue	105,766	87,408	18,358	21.0%	8,670	(1,562)	11,249	13.1%
Cost of sales, excluding depreciation and amortization:
Cost of service	(17,075)	(11,146)	(5,929)	53.2%	(1,405)	256	(4,780)	43.9%
Cost of hardware	(7,058)	(8,520)	1,462	(17.2)%	(630)	-	2,092	(24.6)%
Selling, general and administrative expenses	(47,241)	(41,922)	(5,319)	12.7%	(3,830)	841	(2,329)	5.7%
Stock-based compensation	(5,934)	(2,703)	(3,231)	119.5%	(457)	-	(2,774)	102.6%
Acquisition related transaction expenses	(816)	(11,346)	10,530	(92.8)%	(65)	-	10,596	(93.4)%
Depreciation and amortization	(31,296)	(23,877)	(7,419)	31.1%	(2,578)	498	(5,340)	22.8%
Net operating Loss	(3,654)	(12,106)	8,452	(69.8)%	(295)	33	8,714	(72.2)%
Other income (expense)
Interest income	167	20	147	732.6%	15	(1)	133	686.6%
Interest expense	(15,253)	(23,978)	8,725	(36.4)%	(1,250)	883	9,092	(39.4)%
Change in fair value of earnout liability	7,767	(3,262)	11,029	(338.1)%	679	-	10,351	(317.3)%
Change in fair value of derivative liability	1,872	(349)	2,221	(636.1)%	179	-	2,041	(584.8)%
Other finance income (costs)	584	(162)	745	(460.8)%	48	3	694	(438.2)%
Total other income (expense), net	(4,863)	(27,731)	22,868	(82.5)%	(329)	886	22,311	(83.1)%
Net loss from continuing operations before income taxes	(8,517)	(39,837)	31,320	(78.6)%	(624)	918	31,025	(79.7)%
Income tax expense	(155)	3	(158)	(5717.1)%	(13)	(0)	(144)	(5234.4)%

Net loss	$(8,672)	$(39,834)	$31,162	(78.2)%	$(637)	$918	$30,881	(79.4)%

Exchange Rate - $ to £	1.37	1.26

Revenue

Total revenue for the nine-month period ended June 30, 2018 increased by $18.4 million, or 21.0%, to $105.8 million, on a reported basis. Favorable currency movements accounted for $8.7 million of the increase, which was partly offset by a $1.6 million decrease due to there being fewer days in the 2018 period than in the 2017 period. On a constant currency basis, revenue increased by $11.2 million, or 13.1%.

SBG revenue, which is included in total revenue, above, increased by $9.4 million on a constant currency basis, or 15.3%, comprised of growth in service revenue of $12.4 million offset by a reduction in hardware sales of $3.0 million.

The increase in SBG service revenue of $12.4 million on a constant currency basis, or 23.9%, is primarily as a result of the continued rollout of terminals in Greece driving $6.7 million of incremental revenue and software license sales of $5.6 million into the Greek market.

The decrease in hardware revenue was driven by a decrease in the Greek, ETG and Colombian markets of $3.9 million, $0.9 million and $0.7 million, respectively. This was partly offset by SBG terminal sales in the UK market of $2.7 million.

Virtual Sports revenue increased by $1.8 million on a constant currency basis, or 7.5%, driven by new customer revenue in Mobile RGS and new Virtual Sports customers in Greece, Ireland, Finland and Poland, as well as an increase in revenue from existing customers, due in part to additional channels offered. Growth was negatively affected by $1.5 million due to a reduction in revenue from long-term Virtual Sports licenses that have now come to an end, $0.7 million due to a timing difference in the 2018 contract renewal of a major customer and $0.5 million due to the recognition of revenues previously unreported to us in 2017. Excluding these items, underlying Virtual Sports revenue increased by $4.5 million on a constant currency basis, or 24.3%, of which $3.5 million came from Virtual Sports land-based and online customers and $1.0 million from Mobile RGS.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, increased year-over-year by $4.5 million, or 22.7%, on a reported basis, to $24.1 million. Of this increase, $2.0 million arose from adverse currency movements, offset by a reduction of $0.3 million due to there being fewer days in the 2018 period. On a constant currency basis, cost of sales increased by $2.7 million, or 13.9%.

Cost of service increased by $4.8 million, or 43.9%, on a constant currency basis, due to an increase in Greece SBG service costs of $2.5 million, $1.0 million from additional machine consumable costs to service UK SBG terminals and $1.0 million due to additional costs supporting new recurring contracts for Virtual Sports.

Cost of hardware decreased by $2.1 million, or 24.6%, on a constant currency basis, due to lower nil margin hardware sales in Greece and lower hardware sales in the ETG and Colombian markets. This was partly offset by higher nil margin sales of the “Flex 4k” product terminal and other hardware sales in the UK market.

Selling, general and administrative expenses

SG&A expenses increased year-over-year by $5.3 million, or 12.7%, on a reported basis, to $47.2 million. Of this increase, $3.8 million arose from adverse currency movements, offset by a reduction of $0.8 million due to there being fewer days in the current year period. On a constant currency basis, SG&A expenses increased by $2.3 million, or 5.7%. This increase was driven by incremental group restructuring costs of $2.0 million and additional public company costs of $0.7 million due to the prior period containing only six months of post-Business Combination transaction expenses. This was offset by staff related cost savings of $0.4 million.

Stock-based compensation

During the 2018 nine-month period, the Company recorded an expense of $5.9 million in respect of outstanding awards. This included a $2.1 million charge relating to the cancellation of awards under the First Incentive Plan covering 1,076,272 shares, the granting of awards under the Second Incentive Plan (which at that time was not yet stockholder-approved) covering an equal number of shares, and the differences in accounting treatment applied to both plan awards prior to the stockholder approval of the Second Incentive Plan. In the corresponding nine-month period in 2017, there was a $2.7 million charge for stock-based compensation.

Acquisition related transaction expenses

Acquisition related transaction expenses decreased by $10.5 million in the nine-month period ended June 30, 2018 to $0.8 million, on a reported basis. All of the 2018 period expenses were related to work in respect of potential acquisitions. All of the prior period expenses were related to the Business Combination.

Depreciation and amortization

Depreciation and amortization increased by $7.4 million, or 31.1%, in the nine-month period ended June 30, 2018, to $31.3 million, on a reported basis. Of this increase, $2.6 million arose from adverse currency movements, partly offset by $0.5 million due to there being fewer days in the 2018 period.

On a constant currency basis, depreciation and amortization increased by $5.3 million, or 22.8%. This increase was driven by a $4.6 million increase due to additional amortization in connection with new platforms and games going live across SBG ($3.6 million) and Virtual Sports ($0.6 million) and a $0.6 million increase due to additional machine and machine related depreciation.

Net operating loss

On a reported basis, net operating loss improved from a loss of $12.1 million in the nine-month period ended June 30, 2017 to a loss of $3.7 million in the nine-month period ended June 30, 2018. This improvement was partly offset by a $0.3 million adverse currency movement. On a constant currency basis, net operating loss decreased by $8.7 million, mainly due to an increase in revenue and a reduction in transaction expenses, partly offset by higher cost of sales, depreciation and amortization and stock-based compensation.

Interest expense

Interest expense decreased by $8.9 million, or 37.0%, in the nine-month period ended June 30, 2018, to $15.1 million, on a reported basis. Of this variance, $1.2 million arose from adverse currency movements. On a constant currency basis, interest expense decreased by $9.2 million. This decrease was principally due to a $9.5 million reduction in PIK loan note interest and a $0.9 million reduction in debt fee amortization. All PIK loan notes were external to the group prior to the Business Combination, at which point they became internal before subsequently being waived on May 31, 2017. This reduction was partly offset by a $0.5 million increase in PIK interest charged on our senior debt, as a result of the quarterly compounding of the debt increasing the effective daily charge.

Change in fair value of earnout liability

As a result of changes in expectations relating to of the Earnout Jurisdictions, and share-price movements ($6.25 at June 30, 2018 and $5.50 at March 31, 2018), the credit that accrued in the 2018 nine-month period resulting from a change in fair value of earnout liability was $7.8 million. In the prior nine-month period, the corresponding figure was a $3.3 million charge.

Change in fair value of derivative liability

Change in fair value of derivative liability decreased by $2.2 million, to a $1.9 million credit on a reported basis, between 2017 and 2018. This was predominantly due to the reduction in share price and the conversion of the awards in March 2018 to Stock based compensation.

Net loss

On a reported basis, net loss improved from a loss of $39.8 million in the nine-month period ended June 30, 2017 to a loss of $8.7 million in the nine-month period ended June 30, 2018. Of this variance, $0.6 million arose from adverse currency movements. This resulted in a constant currency improvement of $30.9 million, mainly due to a reduction in transaction expenses, a reduction in interest expense, an increase in revenue and the change in fair value of liabilities. This was partly offset by higher cost of sales, depreciation and amortization and stock-based compensation.

Results of Operations –

Nine Months ended June 30, 2018 compared to Nine Months ended June 30, 2017 –

Server Based Gaming Segment

SBG segment, Key Performance Indicators

	For the Nine-Month Period ended		Variance
	June 30,	June 30,	2018 vs 2017
SBG	2018	2017		%

End of period installed base (# of terminals)	32,579	28,011	4,568	16.3%
Average installed base (# of terminals)	30,606	27,264	3,342	12.3%
Customer Gross Win per unit per day (1)	£114.19	£118.04	£(3.85)	(3.3)%
Customer Net Win per unit per day (1)	£81.52	£85.12	£(3.60)	(4.2)%
Inspired Blended Participation Rate	6.1%	6.0%	0.1%

(1) Includes all SBG terminals in which the company takes a participation revenue share across all territories.

For definitions of the terms used in the table above, see the definitions provided under the corresponding “SBG segment, Key Performance Indicators” table for the three-month periods ended June 30, 2017 and 2018, set forth earlier in this Management’s Discussion and Analysis section.

SBG segment, key events that affected results for the Nine Months ended June 30, 2018

Our SBG rollout into the Greek market continued during the period, with approximately 4,800 terminals installed as of June 30, 2018. During the period a further 3,000 terminals were awarded, which form part of our phase two rollout plan to be delivered across 2018 and also carry a software license sale award. The performance of our Greek terminals continues to be strong compared to other suppliers during the period.

During the period, we launched our new SBG cabinet, the “Flex 4K” product with trials with two of our major UK LBO customers, and we sold 600 Flex terminals to our second largest UK LBO customer, all of which were installed before the end of the period. We deployed a further 600 of our “Eclipse” terminals with the same UK customer, resulting in a total machine growth of 23% with this customer.

Two of our major UK LBO customers agreed contract extensions which included additional deployment of terminals, further increasing our UK LBO estate.

In the Italian market, a contract extension was agreed for a further four years with our largest customer. The contract included a continuation of hardware, platform and games supply, but in addition to this we will provide up to 2,024 SBG VLT terminals with both remote and field services. The contract also included an increased revenue share due to the Company. Customer Gross Win per unit per day (in EUR) in the Italian market increased by 11.7% due to new content releases.

Overall, the size of our Average Installed Base increased 12.3%, to 30,606, due to our continued terminal rollout in Greece and growth from new contract awards in the UK LBO estate. Customer Gross Win per unit per day (in our functional currency, GBP) decreased by 3.3% across the entire estate, driven by the impact of our SBG installations in Greece, as our Greek machines return a lower daily Customer Gross Win compared to our UK machines. Our blended participation rate increased 0.1% to 6.1% due to an increased proportion of Greece installed base.

SBG segment, Nine Months ended June 30, 2018 compared to Nine Months ended June 30, 2017

Server Based Gaming	For the Nine-Month Period ended
	Unaudited June 30,	Unaudited June 30,	Variance		Variance
(In thousands)	2018	2017	2018 vs 2017		Currency Movement	Days Movement	Like-for-Like Variance
	$ '000	$ '000	$ '000%

Revenue:
Service	$69,931	$52,988	$16,943	32.0%	$5,675	$(1,138)	$12,406	23.9%
Hardware	7,630	9,930	(2,300)	(23.2)%	671	-	(2,971)	(29.9)%
Total revenue	77,561	62,918	14,643	23.3%	6,346	(1,138)	9,435	15.3%

Cost of sales, excluding depreciation and amortization:
Cost of service	(13,333)	(8,610)	(4,723)	54.9%	(1,095)	195	(3,823)	45.4%
Cost of hardware	(7,058)	(8,520)	1,462	(17.2)%	(630)	-	2,092	(24.6)%
Total cost of sales	(20,391)	(17,130)	(3,261)	19.0%	(1,725)	195	(1,731)	10.2%

Selling, general and administrative expenses	(11,789)	(11,562)	(227)	2.0%	(964)	234	503	(4.4)%

Stock-based compensation	(202)	(129)	(73)	56.6%	(17)	-	(56)	43.8%

Depreciation and amortization	(25,165)	(18,215)	(6,950)	38.2%	(2,058)	346	(5,238)	29.3%

Net operating profit	$20,014	$15,882	$4,132	26.0%	$1,582	$(362)	$2,912	18.8%

Exchange Rate - $ to £	1.37	1.26

SBG segment revenue. In the nine-month period ended June 30, 2018, SBG revenue increased $14.6 million, to $77.6 million, on a reported basis. Of this increase, $6.3 million arose from favorable currency movements, partly offset by $1.1 million due to fewer days in the 2018 period. On a constant currency basis, SBG revenue increased by $9.4 million, or 15.3%.

SBG service revenue increased by $16.9 million, or 32.0%, on a reported basis. Of this increase, $5.7 million arose from favorable currency movements, partly offset by $1.1 million due to there being fewer days in the 2018 period. On a constant currency basis, SBG service revenue increased by $12.4 million, or 23.9%, to $69.9 million, primarily due to the continued rollout of terminals into Greece. This rollout drove additional participation revenue of $5.2 million and other recurring revenue of $1.6 million. In addition, during the 2018 period we completed a software license sale into the Greek market, generating revenue of $5.6 million.

SBG service revenue increased on a constant currency basis in the Greek, UK Other, Italian and UK LBO markets by $12.3 million, $0.3 million, $0.3 million and $0.2 million, respectively, due to the continued rollout in Greece and growth in the UK and Italy markets. This was partly offset by a decrease in service revenue in other jurisdictions by $0.7 million due to the revised terms in Colombia following the sale of machines in 2017.

UK LBO Customer Gross Win per unit per day grew by 1.8%. These gains were offset by revised terms agreed in a SBG contract extension and a SBG contract renewal with two major customers in our UK LBO market, respectively. The contract extension and renewal allowed us to continue to generate revenue without the obligation to make further capital investment.

SBG hardware revenue decreased by $2.3 million to $7.6 million, on a reported basis, including favorable currency movements of $0.7 million. On a constant currency basis, SBG hardware revenue decreased by $3.0 million, principally due to higher terminal sales in 2017 in the Greek, ETG and Colombian markets, totaling $3.9 million, $0.9 million and $0.7 million, respectively. This is partly offset by higher sales in 2018 in the UK market of $2.6 million

SBG segment operating profit. In the nine-month period ended June 30, 2018, SBG operating profit increased by $4.1 million to $20.0 million, on a reported basis. Of this variance, $1.6 million arose from favorable currency movements, offset by a decrease of $0.4 million due to there being fewer days in the period. On a constant currency basis, SBG operating profit increased by $2.9 million, or 18.8%.

SBG cost of sales (excluding depreciation and amortization) increased by $3.3 million to $20.4 million, on a reported basis. Of this variance, $1.7 million arose from adverse currency movements, partly offset by $0.2 million due to there being fewer days in the period. On a constant currency basis, cost of sales increased by $1.7 million. This was principally due to an increase in service costs of $3.8 million (due to Greek SBG service costs of $2.5 million), and additional machine consumable costs of $1.0 million offset by lower hardware costs of $2.1 million due to lower hardware sales in the Greek market.

SBG SG&A expenses increased by $0.2 million to $11.8 million, on a reported basis. Of this variance, $1.0 million arose from adverse currency movements, partly offset by $0.2 million due to there being fewer days in the period. This resulted in a constant currency decrease of $0.5 million.

SBG depreciation and amortization increased by $7.0 million to $25.2 million on a reported basis. Of this amount, $2.1 million arose from adverse currency movement, partially offset by $0.3 million due to there being fewer days in the period. On a constant currency basis, the increase was $5.2 million, driven by a $3.6 million increase in intangible amortization due to new projects going live in the Greek and UK markets plus an increase in machine and machine related depreciation of $0.6 million, driven by the continued terminal rollout in the Greek and UK markets. This was partially offset by savings from fully depreciated terminals in the Italian market and the sale of assets in the Colombian market.

SBG segment, Revenue by Region

Set forth below is a breakdown of our SBG service revenue by geographic region. SBG service revenue consists principally of SBG participation revenue.

Server Based Gaming Service Revenue by Region	For the Nine-Month Period ended
	Unaudited June 30,	Unaudited June 30,	Variance		Variance
(In thousands)	2018	2017	2018 vs 2017		Currency Movement	Days Movement	Like-for-Like Variance

Service Revenue:
UK LBO	$43,683	$40,824	$2,859	7.0%	$3,582	$(886)	$163	0.4%
UK Other	4,755	4,135	620	15.0%	392	(97)	326	8.1%
Italy	6,797	6,044	753	12.5%	563	(122)	312	5.3%
Greece	13,860	531	13,330	2,511.3%	1,069	-	12,260	2,309.8%
Rest of the World	837	1,454	(618)	(42.5)%	69	(33)	(653)	(46.0)%

Total service revenue	$69,931	$52,988	$16,944	32.0%	$5,675	$(1,138)	$12,407	23.9%

Exchange Rate - $ to £	1.37	1.26

Results of Operations –

Nine Months ended June 30, 2018 compared to Nine Months ended June 30, 2017 –

Virtual Sports Segment

Virtual Sports segment, Key Performance Indicators

	For the Nine-Month Period ended		Variance
	June 30,	June 30,	2018 vs 2017
Virtual Sports	2018	2017		%

No. of Live Customers at the end of the period	95	82	13	15.9%
Average No. of Live Customers	89	79	10	12.8%
Total Revenue (£'000)	£20,608	£19,488	£1,120	5.7%
Total Revenue £'000 - Retail	£12,683	£12,221	£462	3.8%
Total Revenue £'000 - Interactive	£7,926	£7,267	£659	9.1%
Average Revenue Per Customer per day (£)	£847	£884	£(37)	(4.2)%

For definitions of the terms used in the table above, see the definitions provided under the corresponding “Virtual Sports segment, Key Performance Indicators” table for the three-month periods ended June 30, 2017 and 2018, set forth earlier in this Management’s Discussion and Analysis section.

Virtual Sports segment, key events that affected results for the Nine Months ended June 30, 2018

As of June 30, 2018, OPAP offered our Virtual Sports product in over 3,400 retail venues following the launch in April 2017.

In the UK our Virtual Sports products continued to drive incremental growth with Betfred with the network solution deployed in over 1,600 retail venues.

During the nine-month period, our Virtual Sports revenue grew in Poland through the retail venues and online channels of Fortuna (now deployed in over 400 retail venues), Central Europe’s largest betting operator. Under an agreement that extends to 2019, Fortuna customers in Poland are able to play Virtual Football (soccer), Virtual Horses, Virtual Greyhounds, Virtual Speedway and Virtual Motor Racing. We also launched Virtual Sports in Finland through the retail venues and online channels of Veikkaus, Finland’s national lottery.

In April 2018 we launched our Virgo™ RGS and premium omni-channel casino content in Italy with SNAI, and soon to launch with Sisal, Eurobet and Betsson’s StarCasino.

Inspired won the tender to provide our Virtual Sports products to one of the two Moroccan state lotteries deploying in 200 retail venues.

During the period we celebrated the success of our Virtual Grand National 2018, which saw the predicted winner, Tiger Roll, finish in first place in the live event at Aintree Racecourse. The Grand National is an annual steeplechase horse race that attracts both serious and casual sports fans, and is seen by over 500 million television viewers.

By the end of the nine-month period, our Mobile RGS business was live with twenty-five customers having launched sixteen new customers since June 30, 2017, including Bet Victor, Aspire Global, White Hat Gaming, Casino Land, Casino777 and Netbet.

The Average Number of Live Customers increased by ten, from 79 to 89, including new Mobile RGS customers.

Virtual Sports segment, Nine Months ended June 30, 2018 compared to Nine Months ended June 30, 2017

Virtual Sports	For the Nine-Month Period ended
	Unaudited	Unaudited	Variance		Variance
(In thousands)	June 30, 2018	June 30, 2017	2018 vs 2017		Currency Movement	Days Movement	Like-for-Like Variance

Service Revenue	$28,205	$24,490	$3,715	15.2%	$2,325	$(424)	$1,815	7.5%

Cost of Service	(3,742)	(2,536)	(1,206)	47.6%	(307)	60	(959)	38.7%

Selling, general and administrative expenses	(5,668)	(4,472)	(1,196)	26.7%	(464)	110	(842)	19.3%

Stock-based compensation	(238)	(157)	(81)	51.6%	(19)	-	(62)	39.2%

Depreciation and amortization	(5,104)	(4,193)	(911)	21.7%	(417)	65	(559)	13.5%

Net operating profit	$13,453	$13,132	$321	2.4%	$1,117	$(188)	$(607)	(4.7)%

Exchange Rate - $ to £	1.37	1.26

Virtual Sports segment revenue. In the period ended June 30, 2018, Virtual Sports revenue increased $3.7 million on a reported basis. Of this increase, $2.3 million arose from favorable currency movements, partly offset by $0.4 million due to there being fewer days in the period. On a constant currency basis, Virtual Sports revenue increased by $1.8 million, or 7.5%, to $28.2 million.

Growth was negatively affected by $1.5 million due to a reduction in revenue from long-term Virtual Sports licenses that have now come to an end, $0.7 million due to a timing difference in the 2018 contract renewal of a major customer and $0.5 million due to the recognition of revenues previously unreported to us in 2017. Excluding these items, underlying Virtual Sports revenue increased by $4.5 million on a constant currency basis, or 24.3%. Of this $3.5 million was driven by Virtual Sports land-based and online, driven by new customer revenue in Finland of $0.3 million as well as continued growth in Greece, UK, Ireland and Poland of $2.0 million $0.6 million, $0.4 million and $0.3 million, respectively. The remaining $1.0 million increase arose from further Mobile RGS penetration into the mobile market, where the number of our customers increased from nine to twenty-five.

Virtual Sports segment operating profit. In the period ended June 30, 2018, Virtual Sports operating profit increased by $0.3 million on a reported basis to $13.5 million. Of this increase, $1.1 million arose from favorable currency movements, partly offset by $0.2 million due to there being fewer days in the period. On a constant currency basis, this represented a decrease of $0.6 million.

Virtual Sports cost of service increased by $1.2 million to $3.7 million, on a reported basis. Of this increase, $0.3 million arose from adverse currency movements, offset by $0.1 million due to there being fewer days in the period. On a constant currency basis, cost of service increased by $1.0 million, due to additional third-party costs payable on new recurring contracts.

Virtual Sports SG&A expenses increased by $1.2 million, on a reported basis. Of this increase, $0.5 million arose from adverse currency movements, offset by $0.1 million due to there being fewer days in the period. This resulted in a constant currency increase of $0.8 million.

Virtual Sports depreciation and amortization increased by $0.9 million to $5.1 million, on a reported basis. Of this increase, $0.4 million arose from adverse currency movement, offset by $0.1 million due to there being fewer days in the period. This resulted in a constant currency increase of $0.6 million, due to additional depreciation of platforms and games going live.

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

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Loss, to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA

	For the Three-Month Period ended
	Unaudited June 30,	Unaudited June 30,
(In thousands)	2018	2017

Net loss	$(4,019)	$(8,333)

Items Relating to Legacy Activities:
Pension charges	135	177
Costs relating to former operations	3	-

Items outside the normal course of business:
Costs of group restructure	1,655	29
Transaction fees	14	73

Stock-based compensation expense	1,485	1,377

Depreciation and amortization	10,616	8,705
Total other expense, net	5,599	7,714
Income tax	39	(86)
Adjusted EBITDA	$15,526	$9,656

Adjusted EBITDA	£11,411	£7,531

Exchange Rate - $ to £	1.36	1.28

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

(3) “Costs of group restructure” include redundancy costs, Payments In Lieu of Notice Costs and any associated employer taxes. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save future costs.

(4) Transaction fees, Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions.

	For the Nine-Month Period ended
	Unaudited June 30,	Unaudited June 30,	Adjusted June 30,
(In thousands)	2018	2017	2017

Net loss	$(8,672)	$(39,834)	$(38,916)

Items Relating to Legacy Activities:
Pension charges	414	522	511
(Credit)/Costs relating to former operations	8	(70)	(62)
Litigation settlement	260	-	-

Items outside the normal course of business:
Costs of group restructure	2,691	497	497
Transaction fees	816	11,346	11,346

Stock-based compensation expense	5,934	2,703	2,703

Depreciation and amortization	31,296	23,877	23,379
Total other expense, net	4,863	27,731	26,931
Income tax	155	(3)	(3)
Adjusted EBITDA	$37,765	$26,769	$26,387

Adjusted EBITDA	£27,612	£21,316	£21,011

Exchange Rate - $ to £	1.37	1.26	1.26

Notes to table:

(1) The adjusted column restates the prior year figures based on a 273-day period rather than the actual 279-day period so as to show a constant currency comparison.

(2) “Litigation settlement” refers to settlement of an employment related litigation with the former general counsel of Hydra Industries Acquisition Corp.

(3) For definitions of the terms used in the table, see notes 1-4 to the prior table showing the reconciliation of Adjusted EBITDA for the three-month periods ended June 30, 2017 and 2018.

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

	For the Three-Month Period ended
	Unaudited June 30,	Unaudited June 30,
(In thousands)	2018	2017

Net revenues	$36,926	$32,311
Less Nil Margin Sales	(412)	(2,934)
Adjusted Revenue	$36,514	$29,377

Adjusted Revenue	£26,835	£22,911

Exchange Rate - $ to £	$1.36	$1.28

	For the Nine-Month Period ended
	Unaudited June 30,	Unaudited June 30,	Adjusted June 30,
(In thousands)	2018	2017	2017

Net revenues	$105,766	$87,408	$85,845
Less Nil Margin Sales	(4,021)	(4,319)	(4,319)
Adjusted Revenue	$101,745	$83,089	$81,526

Adjusted Revenue	£74,392	£66,163	£64,918

Exchange Rate - $ to £	1.37	1.26	1.26

Liquidity and Capital Resources

Nine Months ended June 30, 2018 compared to Nine Months ended June 30, 2017

	Period Ended		Variance
(in thousands)	June 30,	June 30,
	2018	2017	2018 to 2017
Net loss	$(8,672)	$(39,834)	$31,162
Non-cash interest expense	5,824	9,762	(3,938)
Change in fair value of derivative and earnout liabilities and stock based compensation expense	(4,014)	6,314	(10,328)
Other net cash provided by operating activities	24,631	27,957	(3,326)
Net cash provided by operating activities	17,769	4,199	13,570

Net cash used in investing activities	(28,142)	(29,065)	923
Net cash provided by financing activities	1,139	43,950	(42,811)
Effect of exchange rates on cash	(618)	2,130	(2,748)
Net (decrease)/increase in cash and cash equivalents	$(9,852)	$21,214	$(31,066)

Net cash provided by operating activities. In the 2018 nine-month period, net cash inflow generated by operating activities was $17.8 million, compared to a $4.2 million inflow in the prior nine-month period, representing an $13.6 million improvement in cash generation.

Non-cash interest expense decreased by $3.9 million, to $5.8 million, as a consequence of the Business Combination in the prior nine-month period. As part of that transaction, outstanding PIK loan notes became internal and were subsequently waived on May 31, 2017. The related non-cash interest expense ceased to be an external charge to the Company from the date of the Business Combination.

Change in fair value of derivative and earnout liabilities and stock based compensation expense decreased by $10.3 million from an inflow of $6.3 million to an outflow of $4.0 million. Movements in the market value of the stock price resulted in a $13.2 million higher outflow in the 2018 nine-month period which was partly offset by a $2.9 million movement in stock based compensation expense.

Other net cash provided by operating activities decreased by $3.3 million, to $24.6 million. This decrease is largely explained by the relative movements in the level of capital creditors (included within supplier payables) of $7.1 million and movements in inventory holding levels $4.7 million, both as a result of timing of relative levels of activity in machine build. These were offset by a higher current year depreciation charge $7.4 million.

Net cash used in investing activities. In the 2018 nine-month period, net cash used in investing activities decreased by approximately $0.9 million, to $28.1 million. The decrease was attributable to $3.1 million lower spending on capital software compared to the prior nine-month period due to the relative project and staff resource mix. This was partly offset by higher levels of spend relating to plant, property and equipment due to the continued rollout of machines into Greece.

Net cash provided by financing activities. In the 2018 nine-month period, net cash from financing activities decreased by $42.8 million, to a $1.1 million inflow. This was due to the prior period benefitting from a cash injection of $16.7 million received following the Business Combination, and $21.6 million of proceeds received from a private placement of common stock. In addition, during the 2018 nine-month period, we paid $7.7 million to reduce the outstanding balance under our then-existing senior debt facility. This was partly offset by a $3.6 million increase in proceeds from greater utilization of our then-existing revolver facility in the 2018 nine-month period.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of June 30, 2018, we had liquidity of $10.2 million in cash and cash equivalents. This compares to $22.7 million at the end of the prior nine-month period. We had a working capital outflow of $6.7 million in the 2018 nine-month period, compared to a $4.1 million inflow in the prior nine-month period. The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization. In periods where significant levels of machines are being produced, the levels of inventory and creditors are higher than average and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Significant portions of our cash flows from operations arise in Greece, from our operations in that country. As of June 30, 2018, $2.6 million of our $10.2 million of cash and cash equivalents had arisen in Greece and was being held there in our Greek accounts. In the ordinary course of business, we seek from time to time to transfer funds earned in Greece to accounts of ours outside Greece. However, Greece imposes capital controls that complicate, and can delay or prevent, the flow of capital out of that country. Historically, we have always been able to complete such transfers. Nevertheless, if approvals of our transfers of funds out of Greece are ever materially delayed or prevented, our cash planning and our ability to deploy cash across our operations could be adversely affected. See “Risk Factors – The capital controls imposed by Greece as a consequence of its financial crisis can cause problems for the transfer of our earnings out of Greece.”

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through August 2019. If the Company were to undertake any acquisitions, it might be required to finance them, in whole or in part, by issuing additional equity or debt securities or increasing its borrowing levels.

After the quarter end, we refinanced our external borrowings. Unless otherwise indicated, the discussion below, from “—Long Term and Other Debt” through “—Contractual Obligations”, addresses our financial position, including our then-existing external borrowings, as of June 30, 2018, prior to the refinancing. For information regarding our refinanced external borrowings, see “—Refinancing of External Borrowings”, below.

Long Term and Other Debt

(In thousands)	June 30, 2018		June 30, 2017
Cash held	£7,707	$10,176	£17,468	$22,700
Revolver drawn	(12,320)	(16,266)	(12,320)	$(16,010)
Original principal senior debt	(72,500)	(95,722)	(72,500)	$(94,214)
Compounded PIK interest	(12,070)	(15,936)	(12,130)	$(15,763)
PIK interest accrued	(487)	(643)	(487)	$(633)
Cash interest accrued	(612)	(808)	(885)	$(1,150)
Finance lease creditors	(497)	(656)	(942)	$(1,224)
Total	£(90,779)	$(119,856)	£(81,796)	$(106,294)

As of June 30, 2018, our long-term debt consisted of senior bank debt and a revolving credit facility.

As of June 30, 2018, the Company had bank facilities of £90.0 million (equivalent to approximately $118.8 million), consisting of a senior term loan facility of £72.5 million (equivalent to approximately $95.7 million) and a revolving credit facility of £17.5 million (equivalent to approximately $23.1 million). As of June 30, 2018 and June 30, 2017, the Company had aggregate borrowings under the term loan facility of £72.5 million (equivalent to $95.7 million) and £72.5 million (equivalent to $94.2 million), respectively. As of June 30, 2018, the term loan facility imposed a cash interest rate on outstanding borrowings equal to the base rate margin of 7.00% per annum, plus the higher of 3.00% and LIBOR, and the current rate at which cash interest accrued was 10.00% per annum. The Company had interest accruals of £0.6 million (equivalent to $0.8 million) and £0.9 million (equivalent to $1.2 million) at June 30, 2018 and June 30, 2017, respectively. In addition, as of June 30, 2018, the term loan facility imposed PIK interest at a rate of 7.00% per annum on the outstanding borrowings, which amount is added to the total principal outstanding. The Company had PIK interest accruals of £0.5 million (equivalent to $0.6 million) and £0.5 million (equivalent to $0.6 million) at June 30, 2018 and June 30, 2017, respectively. The term loan facility was scheduled to mature on September 30, 2019.

As of June 30, 2018 and June 30, 2017, the Company had aggregate borrowings under the revolving credit facility of £12.3 million (equivalent to $16.3 million) and £12.3 million (equivalent to $16.0 million), respectively. As of June 30, 2018, the revolving credit facility imposed a cash interest rate on outstanding borrowings equal to the base rate margin of 5.00% per annum, plus LIBOR, and the current rate at which cash interest accrued was 5.50% per annum. In addition, a commitment fee was payable with respect to unutilized borrowing capacity at a rate of 2.00% per annum. The revolving credit facility was scheduled to mature on August 17, 2019. In addition to the revolving credit facility borrowings described above, further amounts under the facility have been used for the Company’s VAT Duty Deferment guarantee and the Company’s credit card program. The amounts so used as of June 30, 2018 and June 30, 2017 were $0.2 million and $0.2 million, respectively.

Debt issuance fees were capitalized at the time the debt was issued. As at June 30, 2018 and June 30, 2017, the amount of debt issuance fees capitalized was $0 and $0.3 million, respectively.

Debt Covenants

Under our debt facilities in place as of June 30, 2018, we were subject to covenant testing at quarterly intervals. The covenant testing was set at the level of DMWSL 631 Limited, an intermediate holding company above all trading companies, and consisted of tests on Leverage (Net Debt/EBITDA), Interest Cover (EBITDA/Interest Costs) and Super Senior Leverage (Net Debt + Revolver/EBITDA). These were measured under UK generally accepted accounting principles. In addition to the quarterly tests, there was an annual requirement that no more than £3 million be spent on non-machine capital additions, excluding labor capitalization.

All of our operations are included within the DMWSL 631 Limited group, except for certain overhead and director fees and expenses, non-recurring costs relating to the Business Combination and the movement in stock-based compensation expense and fair values on earnout and derivative liabilities. The costs of these items in the nine months ended June 30, 2018 were $4.8 million, $0.6 million and -$5.7 million, respectively, and in the nine months ended June 30, 2017 were $2.3 million, $4.6 million and $4.9 million, respectively.

There were no breaches of the debt covenants in the periods ended June 30, 2018 and June 30, 2017.

Liens and Encumbrances

As of June 30, 2018, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Contractual Obligations

As of June 30, 2018, our contractual obligations, adjusted to reflect the refinancing of external borrowings effected on August 13, 2018, were as follows:

		Less than			More than
Contractual Obligations (in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating activities
Interest on long term debt	$78,577	$13,634	$31,525	$31,525	$1,892

Financing activities
Revolver repayment	16,266	0	0	16,266	0
Senior bank debt - principal repayment	95,722	0	0	0	95,722
Senior bank debt - compounded PIK debt interest	26,772	0	0	0	26,772
Finance lease payments	656	523	133	0	0
Interest on non-utilization fees	565	450	115	0	0
Total	$218,558	$14,608	$31,773	$47,791	$124,386

Refinancing of External Borrowings

After the quarter end, on August 13, 2018, the Company and certain of its subsidiaries entered into a series of transactions that effected the refinancing of the group’s external borrowings, replacing the group’s senior term and revolving facilities, originally entered into in 2014, with senior notes of $140.0 million and a revolving credit facility of £7.5 million (equivalent to approximately $9.9 million). The senior notes have a 5-year duration and carry a cash interest rate of 9% plus 3-month LIBOR, and the revolving credit facility has a 3-year duration and carries a cash interest rate on any utilization at 4% plus 3-month LIBOR, with any unutilized amount carrying a 1.4% cash interest cost. In connection with the refinancing, the Company also entered into a three-year, fixed-rate, cross-currency swap. For further information regarding the new external borrowings and the swap, see Note 23 to the Interim Condensed Consolidated Financial Statements, “Subsequent Events”.

Off-Balance Sheet Arrangements

As of June 30, 2018, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Please refer to our Annual Report on Form 10-K filed with the SEC on December 4, 2017, for a further discussion of our critical accounting policies. During the nine months ended June 30, 2018, there were no material changes to these policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have external borrowings that are subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2018, we had £72.5 million ($95.7 million) of senior bank debt and £12.1 million ($15.9 million) of capitalized PIK debt interest that is subject to a floating interest rate charge that can vary with the LIBOR rate if this rate increases over a level of 3%. Due to the current rates of LIBOR, if floating interest rates increased by 1%, there would be no impact on the interest expense. If the floating interest rates increased by 5%, the additional interest charge would be approximately $2.1 million.

After the quarter end, we refinanced our external borrowings, and in connection therewith entered into a three-year, fixed-rate, cross-currency swap. For further information regarding the swap, see Note 23 to the Interim Condensed Consolidated Financial Statements, “Subsequent Events”.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net assets total approximately $8.5 million and our US Dollar functional currency net liabilities total approximately $14.2 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of June 30, 2018 would result in translation adjustments of approximately $1.0 million and $1.9 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained earnings earned in Euros and in US Dollars in the nine months ended June 30, 2018 were €1.2 million and $0.1 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of June 30, 2018 would result in translation adjustments of approximately $0.1 million and $0.0 million, respectively, recorded in trading operations.

The majority of the group’s trading is in GBP, the functional currency, although the reporting currency of the group is the US Dollar. As such, changes in the GBP: USD exchange rate have an effect on the group’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results by approximately $0.9 million and would result in translation adjustments of approximately $0.5 million, recorded in other comprehensive loss.

After the quarter end, we refinanced our external borrowings, and in connection therewith entered into a three-year, fixed-rate, cross-currency swap. For further information regarding the swap, see Note 23 to the Interim Condensed Consolidated Financial Statements, “Subsequent Events”.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2018, the end of the period covered by this Report.

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

Certain key customers, including certain UK, Italian and Greek SBG terminal customers and certain Virtual Sports customers, make a significant contribution to our revenues and profitability. Our top ten customers generated 70% of total revenues in the three and nine months ended June 30, 2018. During the three months ended June 30, 2018, there were three customers that represented at least 10% of our revenues, accounting for 22%, 22% and 11% of the Company’s revenues, respectively. During the nine months ended June 30, 2018, there were three customers that represented at least 10% of our revenues, accounting for 24%, 17% and 14% of the Company’s revenues, respectively. We expect that these customers will continue to represent a significant portion of our sales in the future. However, the loss of any of our top customers, whether through contract expiry and non-renewal, breach of contract or other adverse factors could materially adversely affect our revenues or return on capital and leave us with surplus terminals. Moreover, if any of these customers experience reduced revenue, such reduction could adversely affect any revenue-sharing arrangements we have with those customers, reduce our own revenues and adversely affect our financial results.

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

Our SBG terminal contracts in the UK, Italy and Greece often require significant up-front capital expenditures for terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. Historically, we have funded these up-front costs through cash flows generated from operations and external borrowings. Our ability to continue to procure new contracts, including in new jurisdictions, will depend upon, among other things, our liquidity levels at the time or our ability to obtain additional debt or equity funding at commercially acceptable terms to finance the initial up-front costs. If we do not have adequate liquidity or are unable to obtain other funding for these up-front costs on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have an adverse effect on our ability to retain existing contracts and therefore on future profitability.

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

The determination by the UK Government to substantially reduce maximum permitted bets on certain gaming machines in the UK could have a material negative impact on our business.

On May 17, 2018, the UK Government’s Department for Digital, Culture, Media and Sport announced its principal regulatory intentions arising out of the triennial review of gaming regulation commenced by the government in October 2016. The government intends to reduce the maximum permitted betting stake for players of B2 gaming machines (also known as Fixed-Odd Betting Terminals, or FOBTs) from the current £100 to £2. This betting limit reduction is expected to adversely affect players’ interest in and use of B2 gaming machines; the total stakes wagered on such machines; the earnings made by operators who offer such machines at their betting locations; the portion of operators’ revenues that we receive under the total revenue-sharing contracts and SBG revenue-sharing contracts that we have with such operators; and demand for the supply of such machines in the future. A significant portion of our SBG revenue is derived from our revenue-sharing arrangements with customers who operate our SBG terminals as B2 gaming machines. Therefore, we expect that the reduction will have a material adverse effect on our SBG revenues and may have such an effect our overall business.

We have sought to estimate the size of the impact that the betting limit reduction may have on our business, guided by statements made by operators regarding the impacts they expect on their business and by our own analysis. On May 21, 2018, we announced our expectation that the initial, annualized Adjusted EBITDA reduction we will experience from the betting limit reduction will be on the order of £7-8 million, or $10-11 million at then-current exchange rates. This estimate is subject to further refinement and could change.

The government’s proposed changes must be approved by a vote of the UK Parliament. That approval is expected, but not until later in 2018, possibly in the autumn. As a result, we currently expect that there will likely be no impact to our Adjusted EBITDA during our 2018 fiscal year, which ends on September 30, 2018, and, because the implementation date or dates are still unknown, it is possible there may be little or no material impact to our Adjusted EBITDA during our 2019 fiscal year. Moreover, because of the contraction of the number of UK FOBT terminals expected to result from the betting limit reduction, the capital requirements of our business may diminish, with the result that our cash flows may be less adversely affected that our Adjusted EBITDA.

Nevertheless, there can be no assurance as to when, how and to what extent the betting limit reduction will adversely affect our results of operations, cash flows and financial condition. In particular, our foregoing estimate of the effect of the reduction on our business is based on a number of assumptions, including in regard to when the regulatory changes will be implemented; future gross win amounts on B2 gaming machines; the number and timing of betting shop closures; and cost mitigation actions we expect to be able to undertake in our SBG business. Should any of these assumptions prove to be inaccurate, our estimates as to the adverse effect on our business of the government’s regulatory changes may prove to be inaccurate.

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

We are a global business and derive substantially all of our revenue outside the United States. For the nine months ended June 30, 2018, we earned approximately 63.7% of our revenue in the UK, 17.0% in Greece, 12.5% in Italy and the remaining 6.9% across the rest of the world. Our business in foreign markets subject us to risks customarily associated with such operations, including:

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

Restrictions in our existing borrowings, or any other indebtedness we may incur in the future, could adversely affect our business, financial condition, or results of operations, and our ability to make distributions to stockholders and the value of our common stock.

Our existing borrowings, and any other indebtedness we may enter into, may limit our ability to, among other things:

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

The provisions of our existing borrowings may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our existing borrowings or any other indebtedness we may enter into could result in a default or an event of default that could enable our lenders or other debt holders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. In addition, some of our debt could be subject to cross-acceleration terms, pursuant to which repayment of that debt would be accelerated if the repayment of other debt we owe is accelerated. If the payment of some or all of our debt is accelerated, our assets may be insufficient to repay such debt in full.

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

We currently face legal, accounting, administrative and other costs and expenses applicable to a U.S. public company that Inspired Gaming Group did not incur as a private company. In addition, Inspired Gaming Group had been a private company with limited accounting personnel and other related resources and will need to add personnel in areas such as accounting, financial reporting, investor relations and legal that are needed in connection with our operations as a public company. We incurred incremental costs related to operations as a public company of approximately $4.4 million for the nine months ended June 30, 2018 (excluding stock-based compensation). We expect to incur incremental costs related to operating as a public company of approximately $5.0 million annually, excluding stock based compensation cost, although there can be no assurance that these costs will not be higher, particularly when we no longer qualify as an emerging growth company. Our company is subject to the reporting requirements of the Exchange Act, which requires us to file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the Public Company Accounting Oversight Board (the “PCAOB”) and Nasdaq, each of which imposes additional reporting and other obligations on public companies. Our senior management may not be able to maintain programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including maintaining effective internal controls over financial reporting. Our compliance with existing and evolving regulatory requirements results in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

Factors affecting the trading price of the Company’s securities may include:

●	market conditions affecting the gaming industry;
●	quarterly variations in our results of operations;
●	changes in government regulations;
●	the announcement of acquisitions by us or our competitors;
●	changes in general economic and political conditions;
●	volatility in the financial markets;
●	results of our operations and the operations of others in our industry;
●	changes in interest rates;
●	threatened or actual litigation and government investigations;
●	the determination by the UK Government, announced in May 2018, to substantially reduce maximum permitted bets on B2 gaming machines in the UK;
●	the addition or departure of key personnel;
●	actions taken by our stockholders, including the sale or disposition of their shares of our common stock; and
●	differences between our actual financial and operating results and those expected by investors and analysts and changes in analysts’ recommendations or projections.

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

In addition, up to 2,500,000 additional shares of our common stock may be issued as earnout consideration pursuant to the terms of the Business Combination, and we have approximately 9,500,000 shares underlying outstanding warrants and approximately 1,800,000 shares underlying outstanding awards of restricted stock units. The issuance and subsequent sale of such shares may cause the market price of our stock to decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2018, we granted an award of 100,000 restricted stock units to Brooks H. Pierce, our Chief Operating Officer, under the Second Incentive Plan, which is not covered by a registration statement. The issuance did not involve a public offering of securities and, accordingly, the Company believes that the transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1#*	Settlement Agreement, dated May 16, 2018, among Inspired Gaming (Gibraltar) Limited, DMWSL 633 Limited, Inspired Entertainment, Inc. and Luke L. Alvarez.
10.2#*	Employment Agreement, dated May 1, 2018, between Inspired Entertainment, Inc. and Brooks H. Pierce.
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: August 14, 2018	/s/ A. Lorne Weil
Name: A. Lorne Weil
Title: Executive Chairman
(Principal Executive Officer)

Date: August 14, 2018	/s/ Stewart F.B. Baker
Name: Stewart F.B. Baker
Title: Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)