Form 10-K
period 2018-09-30
Inspired Entertainment, Inc.
filed 2018-12-10
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

or

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share Series A Junior Participating Preferred Stock	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the registrant’s common stock, other than shares held by persons who may be deemed to be affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on March 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $38.4 million. For the purpose of this disclosure, executive officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant.

As of November 30, 2018, there were 21,484,707 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2019 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2018. If such proxy statement is not filed on or before January 28, 2019, the information called for by Part III will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

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

Our forward-looking statements reflect our current expectations about our future results, performance, liquidity, financial condition, prospects and opportunities, and are based upon information currently available to us, our interpretation of what we believe to be significant factors affecting our business and many assumptions regarding future events. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, our forward-looking statements. This could occur as a result of various risks and uncertainties, including the following:

●	our ability to compete effectively in our industries;

●	the effect of evolving technology on our business;

●	our ability to renew long-term contracts and retain customers, and secure new contracts and customers;

●	our ability to maintain relationships with suppliers;

●	our ability to protect our intellectual property;

●	our ability to protect our business against cybersecurity threats;

●	government regulation of our industries;

●	the determination by the UK Government, announced in October 2018, to reduce maximum permitted bets on B2 gaming machines in the UK to £2 effective April 2019;

●	our ability to successfully grow by acquisition as well as organically;

●	our ability to attract and retain key members of our management team;

●	our need for working capital;

●	our ability to secure capital for growth and expansion;

●	changing consumer, technology and other trends in our industries;

●	our ability to successfully operate across multiple jurisdictions and markets around the world;

●	changes in local, regional and global economic and political conditions; and

●	other factors.

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

PART I

ITEM 1. BUSINESS.

Overview

We are a global business-to-business gaming technology company, supplying Virtual Sports (which includes Interactive, comprising the offering of our SBG and Virtual Sports content via our remote gaming server) and Server Based Gaming (“SBG”) products to regulated lottery, betting and gaming operators worldwide through an “omni-channel” distribution strategy. We provide end-to-end digital gaming solutions on our proprietary and secure network, which accommodates a wide range of devices, including land-based gaming machine terminals, mobile devices such as smartphones and tablets and online computer applications.

Our Virtual Sports business designs, develops, markets and distributes ultra-high-definition games that create an always-on sports wagering experience. We believe we have a strong position in the supply of Virtual Sports gaming products, with a wide product offering available. As of September 30, 2018, our Virtual Sports products were available in more than 35,000 retail channels and on more than 300 websites. Our products are installed in over 35 gaming jurisdictions worldwide, including the UK, Italy, Greece and the U.S.

Our SBG business designs, develops, markets and distributes a broad portfolio of more traditional games through our digital network architecture. Our SBG products are offered through approximately 33,000 digital terminals in gaming and lottery venues around the world, with approximately 2,900 additional terminals contracted for deployment.

Our Virtual Sports products are typically offered to operators on a participation basis, whereby we receive a portion of the gaming revenues generated, plus an upfront software license fee. Our SBG products are typically offered directly to land-based and online casino gaming operators, either: (i) through product sales or (ii) on a participation basis. Because our SBG products are fully digital, they can interact with a central server and are provided on a “distributed” basis, which allows us to realize a number of benefits, including that we are able to access a wider geographic footprint through the internet and proprietary networks. We offer SBG products that are compliant with all requirements in the UK (B2/B3), Italy (’6B) and Greece (G2S).

Our customer base includes regulated operators of lotteries, licensed sports bookmakers, gaming and bingo halls, casinos and regulated online operators. Some of our key customers include William Hill, SNAI, Sisal, Lottomatica, Betfred, Paddy Power Betfair, Genting, Bet365, Sky Bet, Fortuna, the Greek Organisation of Football Prognostics S.A. (OPAP S.A.), GVC Holdings Plc (including Ladbrokes Coral) and the Pennsylvania Lottery. Geographically, more than half of our revenues are derived from, and more than half of our non-current assets (excluding goodwill, which is not allocated by region) are attributed to, our UK operations, with the remainder of our revenues derived from, and non-current assets attributed to, Italy, Greece and the rest of the world.

Unlike traditional suppliers to the gaming industry, we do not supply traditional slot machines or casino systems. All of our products are provided through multiple channels over a digital network. All of our products are designed to operate within applicable gaming and lottery regulations and all of our customers are regulated gaming or lottery operators.

We operate in a highly regulated industry. We and our products, as applicable, are licensed, authorized or certified, as applicable, in a number of major gaming and lottery jurisdictions. Our key licenses, authorizations and certifications include those from the Gambling Commission of Great Britain, the Italian gaming authorities and the Greek gaming authorities, as well as the Licensing Authority of Gibraltar, the Alderney Gambling Control Commission, the Belgian Commission, Autorité Des Marchés Financiers (Quebec), State of Oregon’s Division of Gaming Enforcement and the State of New Jersey’s Division of Gaming Enforcement. We are a member of key industry associations, including the Gaming Standards Association, the World Lottery Association and the Association of Gaming Equipment Manufacturers.

Our most recent fiscal year ended on September 30, 2018. On September 24, 2018, our Board of Directors determined, in accordance with our bylaws and the recommendation of the Audit Committee of our Board of Directors, to change our fiscal year, so that it begins on January 1 and ends on December 31 of each year, starting on January 1, 2019. We intend to file a transition report on Form 10-Q, covering the transition period of October 1, 2018 to December 31, 2018, following the conclusion of that transition period.

Our Products

We operate our business in two business segments – Virtual Sports (which includes Interactive) and Server Based Gaming – representing our different products and services. Our Interactive business comprises the offering of our SBG and Virtual Sports content via our remote gaming server. Our products in both the Virtual Sports and Server Based Gaming categories both offer innovative games, available through a variety of distribution channels, including digital SBG terminals, mobile gaming products, computer and online gaming products and services and electronic table games (“ETG”). We believe our omni-channel distribution is an important differentiator of our products in the market, allowing us to update our game and operating software remotely and keep pace with fast-evolving requirements in game play, security, technology and regulations.

Virtual Sports offers ultra-high-definition games that create an always-on sports wagering experience, while SBG offers more traditional casino games such as slots, roulette and other table games. Our Virtual Sports game portfolio includes branded titles such as Rush Football 2®, Matchday, 1st Down, Virtual Grand National, Rush Boxing® featuring Mike Tyson, as well as greyhounds other horse racing products, tennis, motor racing, cricket, speedway, golf and darts. We offer a comprehensive array of sports titles in Virtual Sports.

Our SBG game portfolio includes a broad selection of leading omni-channel slots titles including the CenturionTM, game family and Super Hot FruitsTM featuring Sizzling Hot spins game family. These games offer customers a wide range of volatilities, return-to-player and other special features. We also offer a range of more traditional casino games through its SBG network, such as roulette, blackjack and numbers games.

Virtual Sports

We believe we are one of the leading suppliers of Virtual Sports gaming products in the world. We offer a wide range of sports and numbers games to more than 40,000 retail channels and more than 100 websites. Our customers are many of the largest operators in lottery, gaming and betting worldwide. We also supply Virtual Sports and other digital games to mobile and online operators in the UK, the U.S. states of Nevada and New Jersey, Gibraltar and other regulated, EU markets, including Italy, Greece and Denmark. Virtual Sports can be adapted to function in sports betting, lottery, or gaming environments and is therefore available to a wide range of customers in both public and private implementations.

Our Virtual Sports product comprises a complex software and networking package that provides fixed odds wagering on an ultra-high definition computer rendering of a simulated sporting event, such as soccer or boxing. Players can bet on the simulated sporting event, in both a streaming and on-demand environment, overcoming the relative infrequency of live sporting events. We have developed this product using an award-winning TV and film graphics team with advanced motion capture techniques.

In addition to soccer and boxing, our virtual sports products also include tennis, speedway (track motorcycle racing), motorcar racing (single seater style and stock cars), velodrome cycle racing, greyhound and horse racing, basketball, boxing, darts and cricket, as well as various lottery ball draw and other numbers games. We have also licensed the use of images of certain sports figures in our games, including boxer Mike Tyson. We also entered into a partnership with CARM productions and Aintree Race Course to create the second Virtual Grand National, which aired on live UK television and successfully predicted the 2018 winner Tiger Roll.

Our customers together offer Virtual Sports events to millions of their customers, through land-based, online and mobile platforms, many of them available 24 hours per day, 7 days per week, and often concurrently within the same location. We have launched a remote game server Virtual Sports product, which enables the provision of on-demand Virtual Sports events alongside the scheduled events Virtual Sports events that have so far predominated in our product offerings.

In addition to on-demand Virtual Sports, our Virgo RGS™ offers a wide range of premium slots from feature-rich bonus games to European-style casino free spins, and table games incorporating well-known first and third-party brands including 20p Roulette and Mike Tyson Blackjack. Inspired releases several new titles per month and new games can be seamlessly deployed to the full estate of operators via its Virgo RGS™. Inspired’s Virgo RGS™ is integrated with a number of leading casino brands, including William Hill, Ladbrokes Coral, Bet365, Bwin, Paddy Power, Betfair, Sky Bingo, Bet Victor, Rank, Leo Vegas, Mr Green and Aspire Global.

Server Based Gaming (SBG)

We supply SBG products, offering games through approximately 33,000 digital terminals in gaming and lottery venues around the world, with approximately 2,900 additional terminals contracted for deployment. Because our SBG products are fully digital, they can interact with a central server and are provided on a “distributed” basis, which allows us to realize a number of benefits, including that we are able to access a wider geographic footprint through the internet and proprietary networks. We offer SBG products that are compliant with all requirements in the UK (B2/B3), Italy (’6B) and Greece (G2S).

We have a strong market position in the UK, where our SBG terminals account for a material portion of all SBG terminal placements and we offer over 100 games. We are also a material player in Italy and Greece. We offer SBG terminals such as the Flex4k curved screen, Eclipse, Inceptor, Optimus and Blaze, each offering a different size terminal, graphics, technology and price proposition.

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

Our Strategy

We are focused on executing on key strategies to achieve long-term growth in revenues, profit and cash flow. We achieve our targets by delivering innovative and differentiated products that provide value to our customers and exciting experiences to their players in multiple jurisdictions throughout the world. We place great emphasis on developing creative solutions, in terms of game content and play, that deliver and sustain superior performance for networked, distributed, omni-channel gaming. This omni-channel strategy allows us to update our games and operating software remotely, keeping pace with evolving requirements in game play, security, technology and regulations.

Our key strategic priorities are as follows:

Extend our strong positions in each of Virtual Sports and Server Based Gaming by developing new omni-channel products.

We continually invest in new product development in each of our Virtual Sports and Server Based Gaming business segments. We believe these investments benefit our existing and new customers by making new products and services available to them and bringing exciting entertainment experiences to their players. Our digital approach, which connects our content to a wide range of devices and is compatible with a wide range of protocols and regulatory standards, is a differentiator in our industry and creates a significant competitive advantage for us. We have continued to focus on channels where we believe there is considerable growth available – especially mobile, where we can deploy our RGS products. We believe our technological approach allows us to quickly adapt to changes in player preferences.

Continue to invest in games and technology in order to grow our existing customers’ revenues.

Over the last three years, a substantial portion of our annual revenue has been recurring and based on long-term contracts with customers. These contracts are in the participation-based portion of our business, where our revenues typically grow in line with the growth of our customers’ gaming revenues from our products. We work closely with our customers to assist in the optimization of their terminal operations so they can achieve growth in revenues, which we believe is to our benefit. Accordingly, we continually invest in new game and technology offerings that we believe will enable our customers to keep their offerings fresh and allow them to offer their players new forms of entertainment. In some instances, we must develop new software and content to comply with new regulatory requirements and try to mitigate the impact. We believe our game development is a key aspect of our strategy. We intend to continue this strategic priority in both our Virtual Sports and Server Based Gaming businesses.

Add new customers by expanding into underpenetrated markets while further penetrating existing markets.

We believe that our historical growth has been driven by our entry into new geographies as well as increasing our share in existing markets, and we expect such expansion to continue. We also intend to seek opportunities to enter new product markets where we believe that we may enjoy competitive advantages. We believe North America is a major gaming market in which we currently have limited participation, but where our products are well positioned, or can be positioned, for future success. For example, we have recently commenced the placement of our products in North America with the Pennsylvania Lottery and have signed contracts with internet gaming platform providers for the placement of our products in New Jersey. We are also leveraging our technology and experience in Greece, where we are compliant with the Game to System (G2S) protocol, to create differentiated products for the North American distributed gaming market.

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

Our Competitive Strengths

We intend to execute our strategy by leveraging the following competitive strengths:

Significant Base of Operations with Recurring Revenue from Long-Term Relationships

Over the last three years, a substantial portion of our annual revenue has been recurring and based on long-term contracts with customers. Our customers include major blue-chip lottery, sports betting and gaming operators (both land-based and online) within the regulated UK and European markets. Many of our customer relationships are long-standing and in excess of 10 years.

Strong Position in Virtual Sports

Our Virtual Sports products currently generate over $10 billion in player wagers per year. Inspired’s award-winning Virtual Sports products offer a wide range of betting markets and what we consider to be superior graphics. Our Virtual Sports revenue is fast growing and high margin, and complements our recurring-revenue base, which is itself growing.

History of Strong Content Development

We deploy over 100 new games, variants and 3rd party titles per year across our GMSs and RGS systems. Many of our recent game launches, including Maximus PayusTM, Maid MarianTM, and Super Hot FruitsTM (a consistent top performer in the Greek market) have been omni-channel, offering a premium player experience across multiple platforms.

Omni-Channel Digital Gaming Platform

Our proprietary digital gaming platform has been developed internally by development teams based in the UK and the EU. We offer SBG products that are compliant with all requirements in the UK (B2/B3), Italy (’6B) and Greece (G2S) technical regulations. Our 100% digital, omni-channel platform is able to deliver our content and user experience to devices ranging from SBG terminals to mobile devices.

Experienced Management Team

Our seasoned management team is led by our Executive Chairman Lorne Weil, who is known as a gaming industry innovator and whose past leadership includes growing a diversified global gaming technology company both organically and through extensive acquisitions and joint ventures further bolstering the business. In May 2018, we formed the Office of the Executive Chairman, which consists of our Executive Chairman; our President and Chief Operating Officer Brooks H. Pierce; our Executive Vice President and Chief Strategy Officer Daniel B. Silvers; and our Executive Vice President and Chief Financial Officer Stewart F.B. Baker. The Office of the Executive Chairman executes the day-to-day management of the Company. Our management team has broad and deep experience in the gaming industry, working with lotteries, casino operators, betting platforms, and online operators. Mr. Weil and Mr. Pierce have over 50 years of experience in the gaming industry between them and relationships with customers around the world, helping them build and sustain revenue growth. In addition, both Mr. Weil and Mr. Silvers have centered their careers on identifying and implementing value creation initiatives, often through acquisitions or other transactional means, and Mr. Pierce, Mr. Baker and other members of our management team are experienced with the acquisition and integration of businesses.  Mr. Baker has institutional knowledge at Inspired and in-depth financial expertise.

Industry Overview

We operate within the global gaming and lottery industry. Global gaming and lottery growth has been resilient in the face of economic cycles over the last decade. According to H2 Gambling Capital, the industry has grown at a 2.7% compounded annual growth rate from 2007 to 2017, driven by increased consumer spend and the introduction of new regulated markets.

During this period, digital online and mobile gaming and lottery have grown at a faster pace. According to H2 Gambling Capital, this portion of the industry has grown at a 10.6% compound annual growth rate, driven by rapid growth in the deployment of digital games and technologies, such as Virtual Sports and digital SBG terminals, into land-based venues in the primary markets in which we operate, where regulators have supported the transition to digital, online and retail channels.

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

Smartphones and Mobile Devices: Rapid adoption of gaming and lottery applications on growing volume. In certain markets, mobile play on sports betting and gaming now exceeds such play on personal computers. According to H2 Gambling Capital, mobile gaming revenues in such markets exhibited a 55% compounded annual growth rate between 2008 and 2017. Mobile gaming and lottery is now expanding in other markets, and mobile play has recently been approved in other markets for gaming or lottery.

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

Regulatory Framework

We conduct business in a number of different jurisdictions, of which Great Britain and Italy have historically contributed the most significant recurring revenues. The gaming regulator responsible for our activities in Great Britain is the Gambling Commission of Great Britain (the “UK Gambling Commission” or the “Gambling Commission”). In Italy, the operation of gaming machines and remote gaming is regulated by L’Agenzia delle dogane e dei Monopoli (“ADM”). In addition, we are licensed or certified (as applicable) by the Greek gaming authorities and in a number of other jurisdictions by regulators such as the Licensing Authority of Gibraltar, the Alderney Gambling Control Commission , the Belgian Commission, Autorité Des Marchés Financiers (Quebec), State of Oregon’s Division of Gaming Enforcement and the State of New Jersey’s Division of Gaming Enforcement.

Great Britain

In the British market, we supply and distribute Category B2 gaming machines (also known as Fixed-Odd Betting Terminals, or FOBTs, with maximum betting stakes for players of £100), B3 gaming machines (with maximum betting stakes for players of £2) and ETG machines to third parties who are licensed to operate such machines in bricks-and-mortar premises. B2 gaming machines can include B3 content on them. We also supply virtual racing software to local retail venues and to online operators who are licensed to target the British market. We also supply our Interactive product to remote operators who are licensed to target the British market. The provision of our products and services in relation to the British market is authorized by a series of licenses issued by the UK Gambling Commission, namely remote and non-remote Gaming Machine Technical (Full) operating licenses, a remote casino operating license, a remote and non-remote gambling software license and a remote general betting standard (virtual events) license.

On November 14, 2018, the UK Government confirmed that the implementation of the £2 maximum bet for B2 content would come into effect as of April 1, 2019.

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

ADM Decree No. 37100, dated April 4, 2017, requires that VLT platforms, machines and games undergo a substantial technical upgrade by April 1, 2019. In absence of such an upgrade, a VLT supplier would be in breach of any agreements with its operators to remain in compliance with Italian gaming laws and regulations, and its platforms and machines would no longer be authorized to offer games and we are working towards compliance of this.

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

Content Development

We continually invest in new product development in each of our Virtual Sports and Server Based Gaming business segments. Inspired has a full stack game development structure, combining its own leading technology frameworks together with some of the industry’s best math, art, creative and production personnel, along with a select few external development teams to deliver the best in omni-channel mobile and VLT games. We deploy over 100 new games, variants and 3rd party titles per year across our GMSs and RGS systems. Many of our recent game launches, including Maximus PayusTM, Maid MarianTM, and Super Hot FruitsTM (a consistent top performer in the Greek market) have been omni-channel, offering a premium player experience across multiple platforms. In Virtual Sports we combine graphical assets and software that controls those assets to schedule events and generate results via a random number generator, as well as supplying on demand versions of our content. We account for our development costs as software development costs and these are typically amortized over a two-year period.

Suppliers

Our principal supply arrangements concern the supply of our SBG terminal components, content provision and outsourced labor. We work closely with our key suppliers to ensure a high level of quality of goods and services is obtained and have worked with many of these suppliers for many years. We have achieved significant cost savings through centralization of purchases.

Customers

Our customer base includes regulated operators of lotteries, licensed sports bookmakers, gaming and bingo halls, casinos and regulated online operators. Some of our key customers include William Hill, SNAI, Sisal, Lottomatica, Betfred, Paddy Power Betfair, Genting, Bet365, Sky Bet, Fortuna, OPAP S.A., GVC Holdings Plc (including Ladbrokes Coral) and the Pennsylvania Lottery. We typically implement design and content variations to customize their terminals and player experiences. Our license agreements with customers for the provision of SBG content and Virtual Sports products include provisions to protect our intellectual property rights in our games and other content.

Operations and Employees

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

We have approximately 670 employees, 640 of which are full-time employees. Over 250 of our employees and 70 personnel located with partners are dedicated to delivering our SBG and digital platforms. Approximately 75 of our employees are assigned to the ongoing operation of our network, through which we supply and maintain our products. Approximately 130 of our employees are involved in UK field operations. Our management, sales and administration teams account for approximately 60 employees.

The Company has undertaken a review of its operations in order to enable it to reduce its global costs and to more effectively align its resources with its business priorities. In connection with this review, which is continuing, the Company expects, among other things, to consolidate and relocate certain of its operations in the United Kingdom and has implemented, and expects to continue to implement, a related reduction in headcount. These changes continue the Company’s prior cost control efforts. It is anticipated that the relocation, consolidation and headcount reduction will be implemented on an ongoing basis and be completed on or before the end of calendar year 2019. Given the uncertainties relating to the outcome of these efforts and a number of related matters that remain unresolved, the Company is currently unable to accurately estimate the exit-related costs that may arise in connection with the reduction in force.

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

Seasonality

Our revenues are subject to a number of variations. Equipment sales and software license revenues usually reflect a limited number of large transactions, which may not recur on an annual basis. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of equipment sales and software licensing. In addition, revenues may vary depending on the timing of contract awards and renewals, changes in customer budgets and general economic conditions. However, our revenues are not subject to regular seasonal variations of the sort often related to seasonal consumer behavior, except that in Italy and Greece we experience reductions in revenue in the summer and in the UK, Italy and Greece we experience increases in revenue around customers’ pay dates.

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

Generally, our Virtual Sports contracts are for initial terms of three to five years, but longer in certain territories, with renewals at the customer’s option. Generally, our SBG terminal contracts are for terms of four to six years (although in certain cases they are longer), but certain customers have options for early termination under certain circumstances, and we may face pressure to renew or upgrade terminals during the lives of these contracts, which could adversely affect revenues or our return on capital and leave us with surplus terminals. At any given time, we have multiple substantial customer contracts that have years to run and others that may be nearing expiration or renewal, which we may lose if we cannot compete effectively to retain their business.

There can be no assurance that our current contracts will be extended or that we will be awarded contract extensions or new contracts as a result of competitive bidding processes or otherwise. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenue.

Changes in applicable gambling regulations or taxation regimes may affect the revenues or profits generated by the contracts we enter into with our customers. Many of the contracts have with our customers are on revenue-sharing (net of gaming taxes) terms, and therefore changes which adversely affect our customers may also adversely affect us. In addition, any such changes may cause our customers to seek to renegotiate their contracts, may alter the terms on which such customers are prepared to renew their contracts and may affect their ability or willingness to renew their contracts.

We rely on a relatively small number of customers for a significant portion of our sales, and the loss of, or material reduction in, sales to any of our top customers could have an adverse effect on our business, results of operations, financial condition and prospects.

Certain key customers, including certain UK, Italian and Greek SBG terminal customers and certain Virtual Sports customers, make a significant contribution to our revenues and profitability. Our top ten customers generated approximately 70% of total revenues in the year ended September 30, 2018. During the year ended September 30, 2018, there were three customers that each represented at least 10% of our revenues, accounting for 24%, 17% and 13% of the Company’s revenues, respectively. We expect that these customers will continue to represent a significant portion of our sales in the future. However, the loss of any of our top customers, whether through contract expiry and non-renewal, breach of contract or other adverse factors could materially adversely affect our revenues or return on capital and leave us with surplus terminals. Moreover, if any of these customers experience reduced revenue, such reduction could adversely affect any revenue-sharing arrangements we have with those customers, reduce our own revenues and adversely affect our financial results.

We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.

We have achieved significant cost savings through our centralization of equipment and non-equipment purchases. However, as a result, we are exposed to the credit and other risks of a group of key suppliers. While we make every effort to evaluate our counterparties prior to entering into long-term and other significant procurement contracts, we cannot predict the impact on our suppliers of the current economic environment and other developments in their respective businesses. Insolvency, financial difficulties, supply chain delays or other factors may result in our suppliers not being able to fulfill the terms of their agreements with us. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to us, or may force them to seek to renegotiate existing contracts with us. In addition, our business has signed a number of significant contracts whose performance depends upon third party suppliers delivering equipment on schedule for us to meet its contract commitments. Failure of the suppliers to meet their delivery commitments could result in us being in breach of and subsequently losing those contracts. Although we believe we have alternative sources of supply for the equipment and other supplies used in our business, concentration in the number of our suppliers could lead to delays in the delivery of products or components, and possible resultant breaches of contracts that we have entered into with our customers; increases in the prices we must pay for products or components; problems with product quality or components coming to the end of their life; and other concerns.

Our ability to bid on new contracts may be dependent upon our ability to fund any required up-front capital expenditures through our cash from operations, the incurrence of indebtedness or the raising of additional equity capital.

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

The determination by the UK Government to reduce maximum permitted bets to £2 on B2 Gaming Machines from April 2019 could have a material negative impact on our business.

On May 17, 2018, the UK Government’s Department for Digital, Culture, Media and Sport announced its principal regulatory intentions arising out of the triennial review of gaming regulation commenced by the government in October 2016. The government intends to reduce the maximum permitted betting stake for players of B2 gaming machines (also known as Fixed-Odd Betting Terminals, or FOBTs) from the current £100 to £2. The government confirmed that the implementation date for the change in maximum bets to £2 would come into effect as of April 2019.

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

We have sought to estimate the size of the impact that the betting limit reduction may have on our business, guided by statements made by operators regarding the impacts they expect on their business and by our own analysis. On May 21, 2018, we announced our expectation that the initial, annualized Adjusted EBITDA reduction we will experience from the betting limit reduction will be on the order of £7-8 million, or $10-11 million at then-current exchange rates. This estimate is subject to further refinement and could change. It is possible that the actual impact will be greater than this estimate.

Nevertheless, there can be no assurance as to when, how and to what extent the betting limit reduction will adversely affect our results of operations, cash flows and financial condition. In particular, our foregoing estimate of the effect of the reduction on our business is based on a number of assumptions, including in regard to future gross win amounts on B2 gaming machines; the number and timing of betting shop closures; and cost mitigation actions we expect to be able to undertake in our SBG business. Should any of these assumptions prove to be inaccurate, our estimates as to the adverse effect on our business of the government’s regulatory changes may prove to be inaccurate.

Our business depends on our ability to prevent or mitigate the effects of a cybersecurity attack.

Our information technology may be subject to cyber-attacks, security breaches or computer hacking including a widespread ransomware attack encrypting corporate IT equipment, a directed motivated attack against us or a data breach or cyber incident happening to a third party network and affecting us. Regardless of our efforts, there may still be a breach and the costs to eliminate, mitigate or address the aforementioned threats and vulnerabilities before or after a cyber incident could be significant. Any such breaches or attacks could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about the Company, our business partners or other third parties could expose us to significant potential liability and reputational harm. We could also be negatively impacted by existing and proposed laws and regulations, and government policies and practices related to cybersecurity, data privacy, data localization and data protection.

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

Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties

Our business is subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information. In particular, the EU has adopted strict data privacy regulations. Following recent developments, such as the EU’s General Data Protection Regulation (“GDPR”) coming into force in May 2018, data privacy and security compliance in the EU are increasingly complex and challenging. Failure to comply with such restrictions could subject us to criminal and civil sanctions and other penalties. The GDPR in particular has broad extraterritorial effect and imposes a strict data protection compliance regime with penalties of up to the greater of 20 million Euro and 4% of worldwide revenue.

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

We are subject to the provisions of the UK Bribery Act 2010, the U.S. Foreign Corrupt Practices Act and other anti-corruption laws. The UK Bribery Act generally prohibits giving a financial or other advantage to another person with the intention of inducing that person to improperly perform a relevant function or activity. The U.S. Foreign Corrupt Practices Act generally prohibits U.S. persons and companies and their agents from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Certain of these anti-corruption laws also contain provisions that require accurate record keeping and further require companies to devise and maintain an adequate system of internal accounting controls. Because a significant percentage of our revenue derives from foreign sources, and our business activities involve continuing relationships with governmental regulators, there exists a risk that certain provisions of these anti-corruption laws may be breached. We are also subject to anti-money laundering and anti-terrorist financing laws and regulations, and to economic and trade sanctions programs administered by the Office of Foreign Assets Control (OFAC) in the United States relating to our ability to engage in transactions with entities that are domiciled in countries or territories subject to comprehensive OFAC trade sanctions (currently, Cuba, Iran, North Korea, Syria, and Crimea), or that are included on OFAC’s list of Specially Designated Nationals and Blocked Persons. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective or an employee or intermediary fails to comply with the applicable regulations, we may be subject to criminal and civil sanctions as well as other penalties. Any such violation could disrupt our business and adversely affect our reputation, results of operations, cash flows and financial condition.

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

We believe that our success depends, in significant part, on providing secure products and systems to our vendors and customers with high levels of uptime, quality and availability. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, players, employees and others. Our ability to monitor and ensure quality of our products is continually reviewed and enhanced. There can be no assurance that our business might not be affected by a security breach, virus, Denial of Service attack, or technical error, failure or lapse which could have an adverse impact on our business.

Additionally, we maintain a large number of games and terminals and jackpot systems, which rely on algorithms and software designed to pay out winnings to players at certain ratios. Our systems, testing and processes to monitor and ensure the payout of games are continually reviewed and enhanced, and are additionally reviewed and tested by third-party expert test houses. There can be no assurance that our business might not be affected by a malicious or unintentional breach or technical error, failure or lapse which could have an adverse impact on payout ratios which would consequently have an adverse effect on our business in the form of lost revenues or penalty payments to players or customers. Gaming regulators may take enforcement action against us (including the imposition of significant fines) where the payout ratios fall below the ratios advertised to customers, or our software, networks, systems, games and/or products otherwise suffer from technical error, failure or lapse.

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

Our directors and key personnel are subject to the approval of certain regulatory authorities, which, if withheld, would require us to sever our relationship with non-approved individuals, which could adversely impact our operations.

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

Certain of our executive officers and directors are affiliated with entities engaged in business activities similar to those conducted by us (or may enter into similar business activities in the future) and, accordingly, may have conflicts of interest in determining whether a particular business opportunity should be presented to us or to another entity.

Certain of our executive officers and directors are affiliated with entities that are engaged in businesses similar to the ones we operate (or may enter into similar business activities in the future). As a result, any of them may become aware of business opportunities which may be appropriate for presentation to us and to other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented — to us or to another entity. These conflicts may not be resolved in our favor and a potential business opportunity may be presented to another entity prior to its presentation to us. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one that we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

We are a global business and derived substantially all of our revenue outside the United States during the years ended September 30, 2018 and September 30, 2017, respectively. In the year ended September 30, 2018, we earned approximately 63% of our revenue in the UK, 13% in Italy, 17% in Greece and the remaining 7% across the rest of the world. Our business in foreign markets subject us to risks customarily associated with such operations, including:

●	foreign withholding taxes on, or bank regulatory restrictions on expatriating, our subsidiaries’ earnings that could reduce cash flow available to meet our required debt service and other obligations;

●	the complexity of foreign laws, regulations and markets;

●	the impact of foreign labor laws and disputes;

●	potential risks relating to our ability to manage our foreign operations, monitor our customers’ activities or our partners’ activities which may subject us to risks involving such other entities’ financial condition or to inconsistent interests or goals;

●	the impact of price controls, capital controls and any local difficulties in collecting accounts receivable and transferring earnings to other jurisdictions, including, without limitation, the impact of the capital controls imposed in Greece in 2015 as a consequence of its financial crisis, which can complicate and delay our transfer of earnings out of Greece;

●	recent gaming tax increases in Italy;

●	other economic, tax and regulatory policies of foreign governments; and

●	the ability to attract and retain key personnel in foreign jurisdictions.

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

The capital controls imposed by Greece as a consequence of its financial crisis could cause problems for the transfer of our earnings out of Greece.

Since 2015, Greece has imposed capital controls that complicate, and can delay or prevent, the flow of capital out of that country. Because we have significant revenue-generating operations in Greece, but also have our operational and decision-making centers outside Greece and incur costs and arrange financing in multiple jurisdictions outside Greece, in the ordinary course of our business we seek from time to time to transfer funds earned in Greece to accounts of ours outside Greece. Historically, we have been able to complete such transfers. However, from transfer to transfer, the approval procedures for making such transfers can vary in terms of duration, complication and general difficulty. If approvals of our transfers of funds out of Greece are ever materially delayed or prevented, by Greek regulations, Greek regulatory procedures or otherwise, our cash planning and our ability to deploy cash across our operations could be adversely affected, and our results of operations could suffer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Funding Needs and Sources”.

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

Customers of our server based gaming products may request us to incur capital expenditures to provide gaming terminals to support their land-based operations. While we seek to obtain what we believe to be satisfactory rates of return on such investments, these capital expenditures can be meaningful and may be concentrated within short periods of time. To the extent that we have insufficient access to capital or liquidity at the time that a customer, or prospective customer, makes such a request, we may be at a competitive disadvantage in retaining or attracting such customer. Such a circumstance could have an adverse effect on our business, financial condition, results of operations or prospects.

We may be subject to claims arising from the operations of our various businesses for periods prior to the dates we acquired them.

On December 23, 2016, the Business Combination (as defined below) that created the current Inspired Entertainment, Inc. was consummated. Since 2010 and prior to the Business Combination, we have consummated two acquisitions. We may be subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, employee-related and other liabilities and claims not covered by insurance.

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

Restrictions in our existing borrowings, including covenants set forth in our existing debt facilities, or any other indebtedness we may incur in the future, could adversely affect our business, financial condition, or results of operations, and our ability to make distributions to stockholders and the value of our common stock.

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

In addition, under our debt facilities in place as of September 30, 2018, we are subject to covenant testing at quarterly intervals, consisting of a test on Leverage (Consolidated Total Debt/Consolidated Adjusted EBITDA). A further covenant test of Fixed Charge Coverage Ratio (Net Cash Provided by Operating Activities/Calculation of Consolidated Fixed Charges) is required, commencing on September 30, 2019. In addition, there is the requirement that the minimum liquidity not be less than $5.0 million.

Failure to comply with the provisions of our existing borrowings or any other indebtedness we may enter into, including the covenants set forth in our existing debt facilities, could result in a default or an event of default that could enable our lenders or other debt holders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. In addition, some of our debt could be subject to cross-acceleration terms, pursuant to which repayment of that debt would be accelerated if the repayment of other debt we owe is accelerated. If the payment of some or all of our debt is accelerated, our assets may be insufficient to repay such debt in full.

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

We face legal, accounting, administrative and other costs and expenses applicable to a U.S. public company. We incurred incremental costs related to operations as a public company of approximately $5.7 million for the year ended September 30, 2018 (excluding stock-based compensation). There can be no assurance that these costs will not be higher in the future, particularly when we no longer qualify as an emerging growth company. The public company requirements include reporting obligations under the Exchange Act, which requires us to file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and we are subject to the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the Public Company Accounting Oversight Board (the “PCAOB”) and Nasdaq, each of which imposes additional reporting and other obligations on public companies. Our management may not be able to implement and maintain programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including maintaining effective internal controls over financial reporting. Further, our compliance with existing and evolving regulatory requirements results in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

The liquidity of the trading markets for our securities and other factors may adversely affect the price of our securities.

The price of our securities may be affected by the light volume of the trading markets for our securities as well as a variety of other factors including due to general economic conditions and forecasts, our general business condition and the release of our financial reports. If our results do not meet the expectations of investors or securities analysts, the market price of our securities may decline. In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Any of the factors listed below could have an adverse effect on the price of our securities, and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of the Company’s securities may include:

●	market conditions affecting the gaming industry;

●	quarterly variations in our results of operations;

●	changes in government regulations;

●	the announcement of acquisitions by us or our competitors;

●	changes in general economic and political conditions;

●	volatility in the financial markets;

●	results of our operations and the operations of others in our industry;

●	changes in interest rates;

●	threatened or actual litigation and government investigations;

●	the determination by the UK Government, announced in November 2018, to reduce maximum permitted bets on B2 gaming machines in the UK to £2 effective as of April 2019;

●	the addition or departure of key personnel;

●	actions taken by our stockholders, including the sale or disposition of their shares of our common stock; and

●	differences between our actual financial and operating results and those expected by investors and analysts and changes in analysts’ recommendations or projections.

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

Our warrants trade in over-the-counter markets operated by OTC Markets Group which may limit the ability of investors to effect transactions in the warrants.

Our warrants could expire worthless, the terms could be amended and we may redeem them at a time that is disadvantageous to holders.

Our warrants have an exercise price of $5.75 per one-half of one share ($11.50 per whole share), subject to adjustment, and may be exercised only for a whole number of shares of our common stock. There is no guarantee that the warrants will be in-the-money when warrant holders choose to exercise their warrants and they may expire worthless.

In addition, the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us provides that the terms of the warrants may be amended without the consent of any holder in order to cure any ambiguity, correct any defective provision or to add or change a provision with respect to a matter or question that the parties may deem necessary or desirable and that the parties deem not to adversely affect the interest of the holders. Other modifications or amendments, including to increase the warrant exercise price or shorten the period of exercise, would require the approval of the holders of at least 65% of the then outstanding warrants.

We also have the ability to redeem our warrants upon 30 days’ notice of redemption at a redemption price of $0.01 per warrant, provided that (i) the last reported sale price of our common stock equals or exceeds $24.00 per share on any 20 trading days within the 30 trading-day period ending on the third business day before we send the notice of such redemption and (ii) on the date we give notice of redemption and during the entire period thereafter until the time the warrants are redeemed, there is an effective registration statement under the Securities Act covering the shares of our common stock issuable upon exercise of the warrants and a current prospectus relating to them is available unless we have notified holders in the notice of redemption that we have elected to require the warrants to be exercised on a cashless basis. Redemption of the outstanding warrants could force holders:

▪	to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so;

▪	to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants; or

▪	to accept the nominal redemption price if their warrants remain unexercised on the redemption date regardless of the market value of the shares underlying the warrants at the time of the redemption.

The redemption rights that we have under the warrant agreement do not extend to the private warrants provided they continue to be held by the initial purchasers or their permitted transferees.

Concentration of ownership of the Company may have the effect of delaying or preventing a change in control and sales of substantial amounts of our shares may impact the market price of our shares.

Our largest stockholder, Landgame S.à.r.l, holds approximately 28% of the outstanding common stock of the Company and is party to a stockholders agreement with us that provides it with the right to designate two of the seven members of our board of directors. In addition, under the same stockholders agreement, another one of our stockholders, Hydra Industries Sponsor LLC (the “Hydra Sponsor”), has the right to nominate one director, and affiliates of Macquarie Group Limited (the “Macquarie Sponsor”) have the right, jointly with the Hydra Sponsor, to nominate two directors. As a result, these stockholders have the ability to exert influence over our business and may support or make decisions with which other stockholders may disagree and that could have the effect of delaying or preventing a change of control or adversely affecting the market price of our common stock.

If Landgame S.à.r.l or other of our stockholders sell substantial amounts of their shares in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock could also depress our market price. A decline in the price of the shares of our common stock could impede our ability to raise capital through the issuance of additional shares or other equity securities. Moreover, any such decline could result in our common stock trading at prices significantly below the price you paid.

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for so long as we are an “emerging growth company.”

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. The Company was required to provide management’s attestation on internal controls effectiveness with respect to the years ended September 30, 2017 and September 30, 2018. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until December 31, 2019 or, if earlier, the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Our business and stock price may suffer if securities or industry analysts do not publish or cease publishing research or reports about the Company, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If securities or industry analysts do not continue to cover the Company, our stock price and trading volume would likely be negatively affected. If any of the analysts who may cover the Company change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

We conduct purchase and sale transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates globally. We also have bank loans that are denominated in USD. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom’s June 23, 2016 referendum in which voters approved Brexit. It is possible that sovereign debt crises in certain Eurozone countries could lead to the abandonment of the Euro and the reintroduction of national currencies in those countries. International revenues and expenses generally are derived from sales and operations in various foreign currencies, and these revenues and expenses could be affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into USD for consolidated financial reporting, as weakening of foreign currencies relative to the USD will adversely affect the USD value of the Company’s foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations could have an adverse effect on our results of operations and financial condition.

We have hedged our USD-denominated bank loans (see Note 13 to the Consolidated Financial Statements, “Hedges of Multiple Risks”), and may hedge other foreign currency exposures to lessen and delay, but not to completely eliminate, the effects of foreign currency fluctuations on our financial results. Since the hedging activities are designed to lessen volatility, they not only reduce the negative impact of a stronger USD or other trading currency, but they also reduce the positive impact of a weaker USD or other trading currency. Our future financial results could be significantly affected by the value of the USD in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities, and there can be no assurance that our hedging activities will be effective.

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

The ongoing developments following from the United Kingdom’s public referendum vote to exit from the European Union could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with existing and potential customers, suppliers and employees. Negotiations have commenced to determine the terms of the United Kingdom’s future relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend upon any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. As with other businesses operating in the UK and Europe, the measures could potentially have corporate structural consequences, adversely change tax benefits or liabilities in these or other jurisdictions and could disrupt some of the markets and jurisdictions in which we operate. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. In addition, the announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the USD against some foreign currencies, and the Brexit negotiations may continue to cause significant volatility. The progress and outcomes of Brexit negotiations also may create global economic uncertainty, which may cause customers and potential customers to monitor their costs and reduce their budgets for products and services. Any of these effects of Brexit, among others, could materially adversely affect the business, business opportunities, results of operations, financial condition and cash flows of our Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company occupies approximately 90,500 square feet of leased space in the United Kingdom, 3,400 square feet of leased space elsewhere in Europe and a small office in New York:

●	We lease approximately 8,000 square feet of office space on one floor in Birmingham, West Midlands.

●	We lease approximately 11,000 square feet of office space on one floor in Burton-on-Trent, East Midlands.

●	We lease approximately 6,500 square feet of office space on two floors in London.

●	We lease approximately 10,500 square feet of office space on two floors in Manchester.

●	We lease approximately 50,000 square feet of administrative offices, workshop and warehousing in Wolverhampton, West Midlands.

●	We occupy, out of lease, approximately 4,500 square feet of office space on one floor in Bangor, North Wales.

●	We lease approximately 1,000 square feet of an administrative office and workshop in Villasanta, northern Italy.

●	We lease approximately 2,000 square feet of offices on one floor in Rome, Italy.

●	We lease approximately 400 square feet of office space on one floor in Gibraltar.

●	We occupy unleased space in the offices of Hydra Management, LLC, at 250 West 57th Street, Suite 2223, New York, NY 10107. Discussions on leasing by the Company are ongoing.

As discussed in Item 1, “Operations and Employees,” we are currently reviewing a consolidation and relocation of certain of its operations in the United Kingdom.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed and traded on the Nasdaq Capital Market under the symbol “INSE”. Until December 2016, our common stock, warrants and units were traded under the symbols “HDRA,” “HDRAW,” and “HDRAU,” respectively. Upon the consummation of the Business Combination, we separated our units into their component securities and the units ceased public trading. In April 2017, our warrants transitioned from NASDAQ to the over-the-counter markets operated by OTC Markets Group, where they trade under the symbol “INSEW”.

Holders

As of November 30, 2018, there were 55 holders of record of our common stock and 11 holders of record of our warrants.

Recent Sales of Unregistered Securities

In September 2018, we granted an aggregate of 534,118 restricted stock units to members of management and other participants under the Company’s 2018 Omnibus Incentive Plan, which is not covered by a registration statement. The issuances did not involve a public offering of securities and, accordingly, the Company believes that the transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

On August 13, 2018, Gaming Acquisitions Limited, an indirect wholly owned subsidiary of the Company, certain subsidiaries of the Company and the Company entered into a Note Purchase Agreement and Guaranty to provide for the issuance and sale of promissory notes in the aggregate principal amount of $140,000,000, maturing in five years (the “Notes”), to the purchasers party thereto from time to time, including HG Vora Special Opportunities Master Fund, Ltd. (“HGV Fund”), with Cortland Capital Market Services LLC acting as note and collateral agent for the Purchasers. HGV Fund currently holds approximately 95% of the Notes. As disclosed in stock ownership filings with the Securities and Exchange Commission pursuant to Section 16 under the Securities Act of 1934, HGV Fund owns approximately 17.5% of the Company’s outstanding common stock as well as warrants to purchase shares of the Company’s common stock. HGV Fund is also a stockholder and investor in Leisure Acquisition Corp., a special purpose acquisition company affiliated with two members of the Company’s management. The issuances did not involve a public offering of securities and, accordingly, the Company believes that the transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual future results could differ materially from the historical results discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this report.

Forward-Looking Statements

We make forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business, and the timing and ability for us to complete future acquisitions. Specifically, forward-looking statements may include statements relating to:

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

These forward-looking statements are based on information available as of the date hereof, and current expectations, forecasts and assumptions that involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause our actual results or performance to differ include:

●	our ability to compete effectively in our industries;

●	the effect of evolving technology on our business;

●	our ability to renew long-term contracts and retain customers, and secure new contracts and customers;

●	our ability to maintain relationships with suppliers;

●	our ability to protect our intellectual property;

●	government regulation of our industries;

●	the determination by the UK Government, to substantially reduce maximum permitted bets on B2 gaming machines in the UK, effective as of April 2019;

●	our ability to successfully grow by acquisition as well as organically;

●	our ability to attract and retain key members of our management team;

●	our need for working capital;

●	our ability to secure capital for growth and expansion;

●	changing consumer, technology and other trends in our industries;

●	our ability to successfully operate across multiple jurisdictions and markets around the world;

●	changes in local, regional and global economic and political conditions; and

●	other factors.

Overview

We are a global business-to-business gaming technology company, supplying Virtual Sports (which includes Interactive) and Server Based Gaming (“SBG”) systems to regulated lottery, betting and gaming operators worldwide through an “omni-channel” distribution strategy. We provide end-to-end digital gaming solutions on our proprietary and secure network, which accommodates a wide range of devices, including land-based gaming machine terminals, mobile devices such as smartphones and tablets and online computer and social applications.

Our key strategic priorities are to:

●	Extend our strong positions in each of Virtual Sports, Interactive and SBG by developing new omni-channel products;

●	Continue to invest in games and technology in order to grow our existing customers’ revenues;

●	Add new customers by expanding into underpenetrated markets and newly-regulated jurisdictions; and

●	Pursue targeted mergers and acquisitions to expand our product portfolio and distribution footprint.

On December 23, 2016, the business combination that created the current Inspired Entertainment, Inc. was consummated (the “Business Combination” or the “Merger”). In connection with the Merger, the Company changed its name from Hydra Industries Acquisition Corp. to Inspired Entertainment, Inc., and changed its fiscal-year end to September 30.

Our most recent fiscal year ended on September 30, 2018. On September 24, 2018, our Board of Directors determined, in accordance with our bylaws and the recommendation of the Audit Committee of our Board of Directors, to change our fiscal year, so that it begins on January 1 and ends on December 31 of each year, starting on January 1, 2019. We intend to file a transition report on Form 10-Q, covering the transition period of October 1, 2018 to December 31, 2018, following the conclusion of that transition period.

Business Segments

We report our operations in two business segments, Virtual Sports (which includes Interactive, an operating segment which does not exceed the quantitative thresholds in ASC 280-10-50-12) and SBG, representing our different products and services. We evaluate our business performance, resource allocation and capital spending on an operating segment level, where possible. We use our operating results and identified assets of each of our operating segments in order to make prospective operating decisions. Although our revenues and cost of sales (excluding depreciation and amortization) are reported exclusively by segment, we do include unallocated items in our consolidated financial statements for certain expenses including depreciation and amortization as well as selling, general and administrative expenses. Unallocated balance sheet line items include items that are a shared resource and therefore not allocated between operating segments.

Our Virtual Sports business segment designs, develops, markets and distributes ultra-high-definition games that create an always-on sports wagering experience. Our Virtual Sports customers include virtual sports retail and digital operators, including regulated betting operators, lotteries, casinos, online operators and other gaming and lottery operators in the UK, continental Europe, Africa and North America. Our Interactive business segment (reported as part of Virtual Sports) comprises the offering of our SBG and Virtual Sports content via our remote gaming server.

Our SBG business segment designs, develops, markets and distributes a broad portfolio of games through our digital network architecture. Our SBG customers include UK licensed betting offices (“LBOs”), casinos, gaming hall operators, bingo operators and regulated operators of lotteries, as well as government-affiliated operators.

Revenues

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

For the twelve months ended September 30, 2018, we earned approximately 63.4% of our revenue in the UK, 16.6% in Greece, 13.2% in Italy and the remaining 6.9% across the rest of the world. During the twelve months ended September 30, 2017, we earned approximately 65.5%, 9.4%, 13.6% and 11.6% of our revenue in those regions, respectively.

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

During the twelve months ended September 30, 2018, we derived approximately 36.6% of our revenue from sales to customers outside of the UK compared to 34.5% during the twelve months ended September 30, 2017.

In the section “Results of Operations” below, currency impacts shown have been calculated as the current-period average GBP: USD rate less the equivalent average rate in the prior period, multiplied by the current period amount in our functional currency (GBP). The remaining difference, referred to as like-for-like, is calculated as the difference in our functional currency, multiplied by the prior-period average GBP: USD rate, less the variance due to the additional six days in 2017 as compared to 2018, as a proxy for the like-for like movement. This is not a U.S. GAAP measure, but is one which management believes gives a clearer indication of results. In the tables below, variances in particular line items from period to period exclude currency translation movements, and currency translation impacts are shown independently.

Non-GAAP Financial Measures

We use certain financial measures that are not compliant with U.S. GAAP (“non-GAAP financial measures”), including EBITDA and Adjusted EBITDA, to analyze our operating performance. In this discussion and analysis, we present certain non-GAAP financial measures, define and explain these measures and provide reconciliations to the most comparable U.S. GAAP measures. See “—Non-GAAP Financial Measures” below.

Results of Operations

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the twelve-month period ended September 30, 2018, compared to the same period in 2017; and

●	a discussion and analysis of the results of operations of our SBG and Virtual Sports business segments for the twelve-month period ended September 30, 2018, compared to the same period in 2017, including KPI analysis.

The twelve-month financial periods presented consist of a 365-day period for 2018 and a 371-day period for 2017. The balance sheet date for both 2018 and 2017 is September 30. Each of the foregoing periods is herein referred to as a “twelve-month period.”

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). In the twelve-month periods ended September 30, 2018 and 2017, the average USD: GBP rate was 1.35 and 1.28, respectively.

In the tables below, the “Days Movement” column represents values relating to the additional six days in the 2017 “twelve-month period” as compared to the 2018 “twelve-month period”. The “Days Movement” column allows for the comparisons shown in the additional “Like-for-Like Variance” columns. For line items in respect of which daily information was available for the additional days in 2017, specific adjustments were made. For line items in respect of which no such information was available, a straight-line method was used to provide pro-rated values. For certain line items, such as Stock-based compensation and Change in fair value of earnout liability, there were no values relating to the additional days in 2017.

In the discussion and analysis below, certain data may vary from the amounts presented in our consolidated financial statements due to rounding.

Twelve Months ended September 30, 2018 compared to Twelve Months ended September 30, 2017

	For the Twelve-Month Period ended		Variance		Variance
	September 30,	September 30,			Currency	Days
(In thousands)	2018	2017	2018 vs 2017		Movement	Movement	Like-for-Like Variance

Revenue:
Service	$130,924	$107,496	$23,428	21.8%	$7,198	($1,562)	$17,791	16.8%
Hardware	10,457	15,048	(4,591)	(30.5%)	621	—	(5,211)	(34.6%)
Total revenue	141,381	122,544	18,837	15.4%	7,819	(1,562)	12,580	10.4%
Cost of sales, excluding depreciation and amortization:
Cost of service	(22,601)	(15,845)	(6,756)	42.6%	(1,263)	256	(5,749)	36.9%
Cost of hardware	(8,179)	(10,839)	2,660	(24.5%)	(546)	—	3,206	(29.6%)
Selling, general and administrative expenses	(60,114)	(58,301)	(1,813)	3.1%	(3,382)	841	728	(1.3%)
Stock-based compensation	(7,424)	(4,235)	(3,189)	75.3%	(397)	—	(2,791)	65.9%
Impairment expense	(7,679)	—	(7,679)	N/A	—	—	(7,679)	N/A
Acquisition related transaction expenses	(864)	(11,411)	10,547	(92.4%)	(55)	—	10,601	(92.9%)
Depreciation and amortization	(41,832)	(33,810)	(8,022)	23.7%	(2,322)	498	(6,198)	18.6%
Net operating loss	(7,312)	(11,897)	4,585	(38.5%)	(146)	33	4,699	(39.6%)
Other income (expense)
Interest income	205	55	150	271.8%	13	(1)	137	252.4%
Interest expense	(20,648)	(29,358)	8,710	(29.7%)	(1,179)	883	9,006	(31.6%)
Change in fair value of earnout liability	8,707	(7,127)	15,834	(222.2%)	586	—	15,248	(214.0%)
Change in fair value of derivative liability	(5,500)	(385)	(5,115)	1328.5%	(11)	—	(5,104)	1325.6%
Other finance income (costs)	4,134	(218)	4,352	(1996.2%)	117	3	4,231	(1970.9%)
Total other expense, net	(13,102)	(37,033)	23,931	(64.6%)	(474)	886	23,520	(65.1%)
Net loss from continuing operations before income taxes	(20,414)	(48,930)	28,516	(58.3%)	(620)	918	28,219	(58.8%)
Income tax expense	(182)	(184)	2	(0.9%)	(11)	(0)	13	(7.2%)

Net loss	($20,596)	($49,114)	$28,518	(58.1%)	($632)	$918	$28,232	(58.6%)

Exchange Rate - $ to £	1.35	1.28

Revenue

Total revenue for the period ended September 30, 2018 increased by $18.8 million, or 15.4%, to $141.4 million. Favorable currency movements accounted for $7.8 million of the increase, which was partly offset by a $1.6 million decrease due to fewer days in the 2018 period. On a like-for-like basis, revenue increased by $12.6 million, or 10.4%.

SBG revenue, which is included in total revenue, above, increased by $9.9 million on a like-for-like basis, or 11.3%, comprised of growth in service revenue of $15.1 million offset by a reduction in hardware sales of $5.2 million.

On a like-for-like basis SBG service revenue increased by $15.1 million, or 20.7%, primarily due to Greece driving total incremental revenue of $14.3 million. This was driven by the continued rollout into the Greek market which drove additional participation revenue of $6.8 million and other recurring revenue of $2.3 million. In addition, during the 2018 period we completed software license sales into the Greek market, generating additional revenue of $5.2 million compared to the prior period.

The decrease in hardware revenue was driven by a decrease in the Greek and Colombian markets of $5.4 million and $3.5 million, respectively. This was partly offset by SBG terminal sales in the UK, Electronic Table Games (“ETG”) and Italian markets of $2.1 million, $1.3 million and $0.4 million, respectively.

Virtual Sports revenue increased by $2.7 million on a like-for-like basis, or 8.1%, driven by new customer revenue in Interactive and new Virtual Sports customers in Greece, Ireland, Finland and Poland, as well as an increase in revenue from existing customers, due in part to additional channels offered. Growth was negatively affected by $1.7 million due to a reduction in revenue from long-term Virtual Sports licenses that have now come to an end, $0.7 million due to a timing difference in the 2018 contract renewal of a major customer and $0.5 million due to the recognition of revenues previously unreported to us in 2017. Excluding these items, underlying Virtual Sports revenue increased by $5.4 million, or 20.8%, of which $4.2 million came from Virtual Sports land-based and online customers and $1.2 million from Interactive.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, which includes machine cost of sales, consumables, content royalties and connectivity costs, increased by $4.1 million, or 15.4%, on a reported basis, to $30.8 million. Of this increase, $1.8 million arose from adverse currency movements, offset by a reduction of $0.3 million due to there being fewer days in the 2018 period. On a like-for-like basis, cost of sales increased by $2.5 million, or 9.6%.

Cost of service increased by $5.7 million, or 36.9%, on a like-for-like basis, due to an increase in Greece SBG service costs of $3.5 million, an increase to service UK SBG terminals of $2.1 million, which was due to $1.3 million additional machine consumable costs and $0.8 million other SBG costs, and $0.3 million due to additional costs from supporting new recurring contracts for Virtual Sports.

Cost of hardware decreased by $3.2 million, or 29.6%, on a like-for-like basis, due to lower nil margin hardware sales in Greece and lower hardware sales in the Colombian market. This was partly offset by higher nil margin sales of the “Flex 4k”TM product terminal and other hardware sales in the UK, ETG and Italian markets.

Selling, general and administrative expenses

SG&A expenses increased by $1.8 million, or 3.1%, on a reported basis, to $60.1 million. Of this increase, $3.4 million arose from adverse currency movements, offset by a reduction of $0.8 million due to fewer days in the 2018 period. On a like-for-like basis, SG&A expenses decreased by $0.7 million, or 1.3%. This decrease was driven by staff related cost savings of $4.4 million, offset by additional public company costs of $1.8 million due to the prior period containing only nine months of post-Business Combination transaction expenses, as well as a decrease in labor capitalization of $1.1 million due to mix of projects and incremental group restructuring costs of $0.5 million.

Stock-based compensation

During 2018, the Company recorded an expense of $7.4 million with respect to outstanding awards. This included a $2.1 million charge relating to the cancellation of awards under the First Incentive Plan covering 1,076,272 shares. In 2017, there was a $4.2 million charge for stock-based compensation. The 2017 charge represented only 9 months of charges with the initial awards being made on December 22, 2016.

Impairment expense

An impairment expense in the period, considered to be outside the normal course of business, amounted to $7.7 million. Following a review of key strategic areas and therefore future priority areas by the Office of the Executive Chairman, the carrying value of these assets were deemed to be in excess of their current fair value. Of the total impairment, $4.9 million was related to intangible fixed assets, $0.6 million to accrued income, $1.9 million to prepayments and $0.3 million to trade and other debtors.

Acquisition related transaction expenses

Acquisition related transaction expenses decreased by $10.5 million in the period to $0.9 million. All of the 2018 period expenses were related to work with respect to potential acquisitions. All of the prior period expenses were related to the Business Combination.

Depreciation and amortization

Depreciation and amortization in the period increased by $8.0 million, or 23.7%, to $41.8 million. Of this increase, $2.3 million arose from adverse currency movements, partly offset by $0.5 million due to fewer days in the 2018 period.

On a like-for-like basis, depreciation and amortization increased by $6.2 million, or 18.6%. This increase was driven by additional machine and machine related depreciation on SBG of $1.7 million and additional amortization in connection with new platforms and games going live on SBG ($4.5 million) and Virtual Sports ($0.4 million). This was offset by a reduction of non-market specific depreciation and amortization of $0.4 million.

Net operating loss

On a reported basis, net operating loss improved from a loss of $11.9 million in 2017 to a loss of $7.3 million in the period. This improvement was partly offset by a $0.1 million adverse currency movement. On a like-for-like basis, net operating loss decreased by $4.7 million, mainly due to an increase in revenue and a reduction in transaction expenses, partly offset by higher cost of sales, depreciation and amortization, impairment expense and stock-based compensation.

Interest expense

Interest expense decreased by $8.7 million, or 29.7%, in the period, to $20.6 million, on a reported basis. Of this variance, $1.1 million arose from adverse currency movements, partly offset by $0.9 million due to fewer days in the 2018 period. On a like-for-like basis, interest expense decreased by $9.0 million. This decrease was principally due to a $9.5 million reduction in PIK loan note interest. All PIK loan notes were external to the group prior to the Business Combination, at which point they became internal before subsequently being waived on May 31, 2017.

Change in fair value of earnout liability

As a result of changes relating to six specific countries, China, Colombia, Greece, Norway, Spain and Ukraine, and share price movements ($6.10 at September 30, 2018 and $13.25 at September 30, 2017), the credit that accrued in 2018 resulting from a change in fair value of earnout liability was $8.7 million. In the prior period, the corresponding figure was a $7.1 million charge.

Change in fair value of derivative liability

Change in fair value of derivative liability increased by $5.1 million, to a $5.5 million charge on a reported basis, between 2017 and 2018. The fair valuing of the cross-currency swaps executed in August 2018 on the refinancing of the company resulting in a charge of $7.4 million which was partly offset by a $1.9 million credit for the derivative awards due to the reduction in share price and the conversion of the awards in March 2018 to stock-based compensation.

Income tax expense

We recorded a $0.2 million income tax expense for the period and a $0.2 million expense for the period ended September 30, 2017. Our effective tax rate for the period ending September 30, 2018 was (0.9)%, and our effective tax rate for the period ending September 30, 2017 was (0.4)%.

Net loss

On a reported basis, net loss improved from a loss of $49.1 million to a loss of $20.6 million in the period ended September 30, 2018. Of this variance, $0.6 million arose from adverse currency movements, offset by $0.9 million due to fewer days in the 2018 period. This resulted in a like-for-like improvement of $28.2 million, mainly due to an increase in revenue and the change in fair value of liabilities as well as a reduction in interest expense and transaction expenses. This was partly offset by higher cost of sales, depreciation and amortization, impairment expense and stock-based compensation.

Twelve Months ended September 30, 2018 compared to Twelve Months ended September 30, 2017 –

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

SBG segment, Key Performance Indicators

	For the Twelve-Month Period ended		Variance
	September 30,	September 30,	2018 vs 2017
SBG	2018	2017		%
End of period installed base (# of terminals)	33,194	28,715	4,479	15.6%
Average installed base (# of terminals)	31,198	27,666	3,532	12.8%
Customer Gross Win per unit per day (1)	£112.91	£116.83	(£3.92)	(3.4%)
Customer Net Win per unit per day (1)	£80.58	£84.18	(£3.60)	(4.3%)
Inspired Blended Participation Rate	6.1%	6.0%	0.1%

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

“Customer Gross Win per unit per day” is a KPI used by our internal decision makers to (i) assess impact on the Company’s revenue, (ii) determine changes in the strength of the overall market and (iii) evaluate the impacts of regulatory change and our new content releases on our customers. Customer Gross Win per unit per day is the average per unit cash generated across all SBG terminals in which the Company takes a participation revenue share across all territories in the period, defined as the difference between the amounts staked less winnings to players divided by the Average Installed Base in the period, then divided by the number of days in the period.

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

SBG segment, key events that affected results for the Twelve Months ended September 30, 2018

Our SBG rollout into the Greek market continued during the period, with approximately 5,550 terminals installed as of September 30, 2018. During the period a further 3,000 terminals were awarded, taking our total to a contracted 8,360 terminals. These additional 3,000 terminals form part of our phase two rollout plan to be installed and live by the middle of 2019. We believe the performance of our Greek terminals continues to be very strong compared to other suppliers.

During the period, we launched our new SBG cabinet, the “Flex 4K”TM product with trials with two of our major UK LBO customers, and we sold 600 Flex terminals to our second largest UK LBO customer, all of which were installed before the end of the period. We deployed a further 600 of our “Eclipse” terminals with the same UK customer, resulting in a total machine growth of 23% with this customer. The new Flex cabinet is also being trialed in the UK Casino and Bingo B3 market with four customers. These terminals were installed as of September 30, 2018.

Three of our major UK LBO customers agreed to contract extensions with two of these extensions including additional deployment of terminals, further increasing the size of our UK LBO estate.

In the UK ETG market, we launched our new SBG cabinet “Sabre Hydra”. During the period, we completed the outright sale of over 150 Sabre Hydra terminals to three customers, including 120 into 25 venues across one of our largest customers.

In the Italian market, a contract extension was agreed for a further four years with our largest customer. The contract included a continuation of hardware, platform and games supply. Additionally, we now provide up to 2,024 SBG VLT terminals with both remote and field services. The contract also included an increased revenue share due to the Company. Customer Gross Win per unit per day (in EUR) in the Italian market across all customers increased by 14.0% due to new content releases.

Overall, the size of our Average Installed Base increased 12.8%, to 31,198, due to our continued terminal rollout in Greece and growth from new contract awards in the UK LBO estate. Customer Gross Win per unit per day (in our functional currency, GBP) decreased by 3.4% across the entire estate, driven by the impact of our SBG installations in Greece, as our Greek machines return a lower daily Customer Gross Win compared to our UK machines. Our blended participation rate increased 0.1% to 6.1% due to an increased proportion of Greece installed base.

Customer Net Win per unit per day (in GBP) declined by 4.3%, in line with the reduction in Customer Gross Win per unit per day, due to the increased volume of Greece machines which dilute the Net Win per unit in the period.

SBG segment, key events that affected results for the Twelve Months ended September 30, 2017

Our SBG rollout into the Greek market commenced during this period, with nearly 1,900 terminals installed as of September 30, 2017. We believe the performance of our Greek terminals was strong against our competitors in the period. Our UK SBG terminals in LBOs generated Gross Win per unit per day growth of 3.5% year-over-year.

During the period, an additional 1,250 Self Service Betting Terminals (“SSBTs”) were sold and deployed in the UK market. These terminals also provide recurring service revenue.

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

SBG Segment, Twelve Months ended September 30, 2018 compared to Twelve Months ended September 30, 2017

Server Based Gaming	For the Twelve-Month Period ended		Variance		Variance
	September 30,	September 30,			Currency	Days
(In thousands)	2018	2017	2018 vs 2017		Movement	Movement	Like-for-Like Variance
	$ '000	$ '000	$ '000%
Revenue:
Service	$93,161	$74,072	$19,089	25.8%	$5,103	($1,138)	$15,124	20.7%
Hardware	10,457	15,048	(4,591)	(30.5%)	621	—	(5,211)	(34.6%)
Total revenue	103,618	89,120	14,498	16.3%	5,724	(1,138)	9,912	11.3%

Cost of sales, excluding depreciation and amortization:
Cost of service	(17,975)	(11,688)	(6,287)	53.8%	(992)	195	(5,491)	47.8%
Cost of hardware	(8,179)	(10,839)	2,660	(24.5%)	(546)	—	3,206	(29.6%)
Total cost of sales	(26,154)	(22,527)	(3,627)	16.1%	(1,538)	195	(2,285)	10.2%

Selling, general and administrative expenses	(15,693)	(15,569)	(124)	0.8%	(866)	234	508	(3.3%)

Impairment expense	(4,715)	—	(4,715)	N/A	—	—	(4,715)	N/A

Stock-based compensation	(261)	(231)	(30)	13.0%	(14)	—	(16)	6.9%

Depreciation and amortization	(34,142)	(26,367)	(7,775)	29.5%	(1,926)	346	(6,195)	23.8%
Net operating income	$22,653	$24,426	($1,773)	(7.3%)	$1,380	($362)	($2,790)	(11.6%)

SBG segment revenue. In the period revenue increased $14.5 million, to $103.6 million, on a reported basis. Of this increase, $5.7 million arose from favorable currency movements, partly offset by $1.1 million due to fewer days in the 2018 period. On a like-for-like basis, SBG revenue increased by $9.9 million, or 11.3%.

Service revenue increased by $19.1 million, or 25.8%, on a reported basis. Of this increase, $5.1 million arose from favorable currency movements, partly offset by $1.1 million due to fewer days in the 2018 period. On a like-for-like basis, SBG service revenue increased by $15.1 million, or 20.7%, to $93.2 million. This was due to an increase in the Greek, Italian, UK Other and UK LBO markets by $14.3 million, $0.9 million, $0.6 million and $0.2 million, respectively, due to the continued rollout in Greece and growth in the UK and Italian markets. This was partly offset by a decrease in service revenue in other jurisdictions by $0.9 million primarily due to the revised terms in Colombia following the sale of machines in 2017.

The continued rollout into the Greek market drove additional participation revenue of $6.8 million and other recurring revenue of $2.3 million. In addition, during the 2018 period we completed software license sales into the Greek market, generating additional revenue of $5.2 million compared to the prior period.

UK LBO Customer Gross Win per unit per day grew by 1.3%. These gains were offset by revised terms agreed in SBG contract renewals with three major customers in our UK LBO market. The contract renewals allowed us to continue to generate revenue without the obligation to make further capital investments.

Hardware revenue decreased by $4.6 million to $10.5 million, on a reported basis, including favorable currency movements of $0.6 million. On a like-for-like basis, SBG hardware revenue decreased by $5.2 million, principally due to higher terminal sales in 2017 in the Greek and Colombian markets, totaling $5.4 million and $3.5 million, respectively. This was partly offset by higher sales in 2018 in the UK, ETG and Italian markets of $2.1 million, $1.3 million and $0.4 million, respectively.

SBG segment operating income. Cost of sales (excluding depreciation and amortization) increased by $3.6 million to $26.2 million, on a reported basis. Of this variance, $1.5 million arose from adverse currency movements, partly offset by $0.2 million due to fewer days in the period. On a like-for-like basis, cost of sales increased by $2.3 million. This was principally due to an increase in service costs of $5.5 million due to Greek SBG service costs of $3.5 million, as well as additional UK machine consumable costs of $1.3 million and other cost of service in the UK of $0.8 million. This was partly offset by lower hardware costs of $3.2 million due to lower hardware sales in the Greek and Colombian markets mitigating the higher hardware costs in the UK and ETG markets.

SG&A expenses increased by $0.1 million to $15.7 million, on a reported basis. Of this variance, $0.9 million arose from adverse currency movements, partly offset by $0.2 million due to fewer days in the period. This resulted in a like-for-like decrease of $0.5 million driven by staff related cost savings.

An impairment expense in the period, considered to be outside of the normal course of business, amounted to $4.7 million, due to the review of key strategic areas by the Office of the Executive Chairman.

Depreciation and amortization increased by $7.8 million to $34.1 million on a reported basis. Of this amount, $1.9 million arose due to adverse currency movements, partially offset by $0.3 million due to fewer days in the period. On a like-for-like basis, the increase was $6.2 million, driven by $4.5 million from additional amortization and $1.7 million of additional machine and machine related depreciation. The additional amortization was driven by new projects going live in the UK, Greek and international markets. The additional machine and machine related depreciation was driven by the continued terminal rollout in the Greek and UK markets of $2.3 million and $0.9 million respectively. This was partly offset by lower depreciation in Italy ($1.2 million) and Colombia ($0.5 million) due to machines being fully depreciated and machine sales at the end of the prior period.

SBG operating profit decreased by $1.8 million to $22.7 million, on a reported basis. Of this variance, $1.4 million arose from favorable currency movements, offset by a decrease of $0.4 million due to there being fewer days in the period. On a like-for-like basis, SBG operating profit decreased by $2.8 million. This was primarily due to the impairment expense and additional depreciation and amortization, offset by an increase in revenue.

SBG segment, Service Revenue by Region

Set forth below is a breakdown of our SBG service revenue by geographic region. SBG service revenue consists principally of SBG participation revenue.

Server Based Gaming Service Revenue by Region	For the Twelve-Month Period ended		Variance		Variance
	September 30,	September 30,			Currency	Days
(In thousands)	2018	2017	2018 vs 2017		Movement	Movement	Like-for-Like Variance
Service Revenue:
UK LBO	$57,654	$55,099	$2,554	4.6%	$3,210	($893)	$237	0.4%
UK Other	6,217	5,389	827	15.4%	351	(98)	574	10.8%
Italy	9,689	8,337	1,352	16.2%	522	(122)	953	11.6%
Greece	18,574	3,360	15,213	452.7%	960	—	14,253	424.2%
Rest of the World	1,028	1,886	(859)	(45.5%)	59	(26)	(892)	(48.0%)

Total service revenue	$93,161	$74,072	$19,089	25.8%	$5,103	($1,138)	$15,124	20.7%

Exchange Rate - $ to £	1.35	1.28

Virtual Sports Segment, Twelve Months ended September 30, 2018 compared to Twelve Months ended September 30, 2017

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

Our customers for Virtual Sports include regulated betting operators, lotteries, casinos, online operators and other gaming and lottery operators in the UK, continental Europe, Africa and North America. Virtual Sports can be adapted to function in a sports betting, lottery, or gaming environment and is therefore available to a wide range of customers in both public and private implementations.

Virtual Sports segment, Key Performance Indicators

	For the Twelve-Month Period ended		Variance
	September 30,	September 30,	2018 vs 2017
Virtual Sports	2018	2017		%
No. of Live Customers at the end of the period	97	85	12	14.1%
Average No. of Live Customers	91	81	9	11.6%
Total Revenue (£'000)	£27,944	£26,312	£1,632	6.2%
Total Revenue £'000 - Retail	£17,171	£16,357	£814	5.0%
Total Revenue £'000 - Scheduled Online Virtuals	£8,048	£8,159	(£111)	(1.4%)
Total Revenue £'000 - Interactive	£2,725	£1,796	£928	51.7%
Average Revenue Per Customer per day (£)	£846	£875	(£29)	(3.3%)

In the table above:

“No. of Live Customers at the end of the period” and “Average No. of Live Customers” represent the number of customers from which there is Virtual Sports revenue at the end of the period and the average number of customers from which there is Virtual Sports revenue during the period, respectively.

“Total Revenue (£000)” represents total revenue for the Virtual Sports segment, including recurring and upfront service revenue. Total revenue is also divided between “Total Revenue (£000) – Retail,” which consists of revenue earned through players wagering at Virtual Sports venues, “Total Revenue (£000) – Scheduled Online Virtuals,” which consists of revenue earned through players wagering on Virtual Sports online, and “Total Revenue (£000) – Interactive,” which consists of revenue earned through our Interactive product.

“Average Revenue per Customer per day” represents total revenue for the Virtual Sports segment in the period, divided by the Average No. of Live Customers, divided by the number of days in the period.

Virtual Sports segment, key events that affected results for the Twelve Months ended September 30, 2018

During the period, the Pennsylvania Lottery deployed our Virtual Sports product in 9,000 venues within the state, 1,600 of which have monitors that display the product. Our Virtual Sports product was also rolled out to over 250 venues with Boylesports. The Irish sports betting venues continue to be some of our highest earning venues across the Virtual Sports estate.

Our Virtual Sports product in Greece was live during the full twelve-month period compared to approximately six months in fiscal year 2017. We are now live in over 3,400 OPAP retail venues.

During the period, our Virtual Sports revenue grew in the UK driven by incremental growth with a key customer with the network solution deployed in over 1,600 retail venues as well as in Poland through the retail venues and online channels of Fortuna (now deployed in over 400 retail venues), Central Europe’s largest betting operator. Under an agreement that extends to 2019, Fortuna customers in Poland are able to play Virtual Football (soccer), Virtual Horses, Virtual Greyhounds, Virtual Speedway and Virtual Motor Racing. We also launched Virtual Sports in Finland through the retail venues and online channels of Veikkaus, Finland’s national lottery.

In April 2018 we launched our Virgo™ RGS and premium omni-channel casino content in Italy with SNAI, and will soon launch with Sisal, Eurobet and Betsson’s StarCasino.

By the end of the period, our Interactive business was live with twenty-seven customers, having launched seventeen new customers since September 30, 2017, including Bet Victor, Aspire Global, White Hat Gaming, Casino Land, Casino777 and Netbet.

The Average Number of Live Customers during the period increased by nine, from 81 to 91, including new Interactive customers.

Virtual Sports segment, key events that affected results for the Twelve Months ended September 30, 2017

During 2017, our Virtual Sports products went live in Greece, through OPAP. As of September 30, 2017, OPAP offered our Virtual Sports product in all venues. The rollout initially focused on Virtual Football (soccer).

During 2017, our Virtual Sports products also went live in Poland, through the retail venues of Fortuna.

By the end of the period, our Interactive business was live with ten customers, having launched five new customers during the period, including Ladbrokes and NYX. The average number of Virtual Sports live customers increased by eight, from 73 to 81, in 2017, including new RGS customers. Average Revenue per Customer per Day for the year increased by £5, or 0.5%, from £870 to £875.

Virtual Sports segment, Twelve Months ended September 30, 2018 compared to Twelve Months ended September 30, 2017

Virtual Sports	For the Twelve-Month Period ended
	September 30,	September 30,	Variance		Variance
(In thousands)	2018	2017	2018 vs 2017		Currency Movement	Days Movement	Like-for-Like Variance

Service Revenue	$37,763	$33,424	$4,339	13.0%	$2,095	($424)	$2,668	8.1%

Cost of Service	(4,626)	(4,157)	(469)	11.3%	(271)	60	(258)	6.3%

Selling, general and administrative expenses	(7,503)	(6,168)	(1,335)	21.6%	(414)	110	(1,031)	17.0%

Impairment expense	(2,964)	—	(2,964)	N/A	—	—	(2,964)	N/A

Stock-based compensation	(305)	(261)	(44)	16.9%	(17)	—	(27)	10.4%

Depreciation and amortization	(6,338)	(5,587)	(751)	13.4%	(435)	65	(382)	6.9%

Net operating income	$16,027	$17,251	($1,224)	(7.1%)	$959	($188)	($1,995)	(11.7%)

Exchange Rate - $ to £	1.35	1.28

Virtual Sports segment revenue. In the period revenue increased by $4.3 million on a reported basis. Of this increase, $2.1 million arose from favorable currency movements, partly offset by $0.4 million due to there being fewer days in the period. On a like-for-like basis, Virtual Sports revenue increased by $2.7 million, or 8.1%, to $37.8 million.

Of this $2.7 million revenue increase, $4.2 million was driven by an increase in Virtual Sports land-based and online recurring revenue, due to new customer revenue in Finland of $0.5 million as well as continued growth in Greece, UK, Ireland, Poland and Italy of $1.8 million, $0.9 million, $0.4 million, $0.3 million and $0.2 million, respectively. Interactive revenue increased by $1.2 million from further penetration into the mobile market, where the number of our customers increased from ten to twenty-seven. Growth was negatively affected by $1.7 million due to a reduction in revenue from long-term Virtual Sports licenses that have now come to an end, $0.7 million due to a timing difference in the 2018 contract renewal of a major customer and $0.5 million due to the recognition of revenues previously unreported to us in 2017.

Virtual Sports segment operating income. Cost of service increased by $0.5 million to $4.6 million, on a reported basis. Of this increase, $0.3 million arose from adverse currency movements, offset by $0.1 million due to there being fewer days in the period. On a like-for-like basis, cost of service increased by $0.3 million, due to additional third-party costs payable on new recurring contracts.

SG&A expenses increased by $1.3 million, on a reported basis. Of this increase, $0.4 million arose from adverse currency movements, offset by $0.1 million due to fewer days in the period. This resulted in a like-for-like increase of $1.0 million, which was primarily due to lower labor capitalization driven by project mix.

An impairment expense in the period, considered to be outside of the normal course of business, amounted to $3.0 million, on a reported basis, due to the review of key strategic areas by the Office of the Executive Chairman.

Depreciation and amortization increased by $0.8 million to $6.3 million, on a reported basis. Of this increase, $0.4 million arose from adverse currency movements, offset by $0.1 million due to fewer days in the period. This resulted in a like-for-like increase of $0.4 million, driven by additional depreciation of platforms and games going live, including Tyson, World Leaders and Rush Bingo.

Operating profit decreased by $1.2 million on a reported basis to $16.0 million. Of this decrease, $0.2 million arose due to there being fewer days in the period, partly offset by $1.0 million arose from favorable currency movements. On a like-for-like basis, this represented a decrease of $2.0 million. This was primarily due to the impairment expense and additional SG&A expenses, offset by an increase in revenue.

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

Adjusted EBITDA is defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense, and other additional exclusions and adjustments. Such additional excluded amounts include stock-based compensation U.S. GAAP charges where the associated liability is expected to be settled in stock, and changes in the value of earnout liabilities and income and expenditure in relation to legacy portions of the business (being those portions where trading no longer occurs) including closed defined benefit pension schemes. Additional adjustments are made for items considered outside the normal course of business, including (1) restructuring costs, which include charges attributable to employee severance, management changes, restructuring and integration, (2) merger and acquisition costs, (3) impairment expense and (4) gains or losses not in the ordinary course of business.

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

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Loss, to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA

	For the Twelve-Month Period ended
	September 30,	September 30,	Adjusted Sept 30,
(In thousands)	2018	2017	2017

Net loss	($20,596)	($49,114)	($48,196)

Items Relating to Legacy Activities:
Pension charges	527	631	620
(Credit)/Costs relating to former operations	16	(65)	(57)
Litigation Settlement	260	—	—

Items outside the normal course of business:
Costs of group restructure	2,786	2,447	2,447
Italian tax related costs	—	220	220
Transaction fees	864	11,411	11,411
Legal dispute	—	(107)	(107)

Stock-based compensation expense	7,424	4,235	4,235

Impairment expense	7,679	—	—
Depreciation and amortization	41,832	33,810	33,312
Total other expense, net	13,102	37,033	36,147
Income tax	182	184	184
Adjusted EBITDA	$54,076	$40,686	$40,217

Adjusted EBITDA	£40,151	£31,875	£31,508

Exchange Rate - $ to £	1.35	1.28	1.28

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

(2) “(Credit)/Costs relating to former operations” refers to gains and losses from our Mexican SBG division, which ceased trading prior to the years shown in the consolidated financial statements included in this report. This affects Server Based Gaming results.

(3) “Litigation settlement” refers to settlement of an employment related litigation with the former general counsel of Hydra Industries Acquisition Corp

(4) “Costs of group restructure” include redundancy costs, Payments In Lieu of Notice costs and any associated employer taxes. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs.

(5) “Italian tax related costs” relate to VAT charges relating to prior years imposed on our Virtual Sports segment following changes in interpretation of legislation.

(6) Transaction fees, Impairment expense, Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions.

(7) “Legal dispute” relates to the costs borne by the business in relation to a legal dispute with the Performing Rights Society, as described in Note 22 to the consolidated financial statements included in the 2017 10-K. A credit balance relates to a reduction in expected exposure. This affects Server Based Gaming results.

(8) The adjusted column restates the prior year figures based on a 365-day period rather than the actual 371-day period so as to show a like-for-like comparison.

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

	For the Twelve-Month Period ended
			Adjusted
	September 30,	September 30,	September 30,
(In thousands)	2018	2017	2017

Net revenues	$141,381	$122,544	$120,982
Less Nil Margin Sales	(4,021)	(5,320)	(5,320)
Adjusted Revenue	$137,360	$117,224	$115,662

Adjusted Revenue	£101,760	£91,840	£90,616

Exchange Rate - $ to £	1.35	1.28	1.28

Liquidity and Capital Resources

Twelve Months ended September 30, 2018 compared to Twelve Months ended September 30, 2017

	Period Ended		Variance
(in thousands)	September 30,	September 30,
	2018	2017	2018 to 2017
Net loss	($20,596)	($49,114)	$28,518
Non-cash interest expense	6,752	17,213	(10,461)
Change in fair value of derivative and earnout liabilities and stock-based compensation expense	3,908	12,592	(8,684)
Impairment expense	7,679	—	7,679
Foreign currency translation on senior bank debt	(3,355)	—	(3,355)
Depreciation and amortization	41,832	33,810	8,022
Other net cash provided by operating activities	(2,004)	3,750	(5,754)
Net cash provided by operating activities	34,216	18,251	15,965

Net cash used in investing activities	(42,933)	(35,385)	(7,548)
Net cash provided by financing activities	11,153	34,555	(23,402)
Effect of exchange rates on cash	(13)	1,121	(1,134)
Net (decrease)/increase in cash and cash equivalents	$2,423	$18,542	($16,119)

Net cash provided by operating activities. In the period, net cash inflow generated by operating activities was $34.2 million, compared to $18.3 million in the prior period, representing $16.0 million improvement in cash generation.

Non-cash interest expense decreased by $10.5 million, to $6.8 million, as a consequence of the Business Combination in the prior period. As part of that transaction, outstanding PIK loan notes were internalized and were subsequently waived on May 31, 2017. The related non-cash interest expense ceased to be an external charge to the Company from the date of the Business Combination leaving only the PIK interest being compounded on the senior debt as a non-cash interest expense. The refinancing of the Company and its subsidiaries (the “Group”) on August 14, 2018 replaced the debt existing at the time of the transaction with a $140.0 million facility which has no PIK interest element.

Change in fair value of derivative and earnout liabilities and stock-based compensation expense decreased by $8.7 million from an inflow of $12.6 million to an inflow of $3.9 million. Movements in the market value of the stock price resulted in a $18.9 million higher outflow in 2018 which was partly offset by a $2.9 million movement in stock-based compensation expense and a $7.4 million movement in the fair valuation of the cross-currency swaps executed in August 2018 on the new debt.

Impairment expense in the period totaled $7.7 million, this being a one-off charge relating to the change in strategic direction of the group.

Foreign currency translation on senior bank debt resulted in a credit in the period of $3.4 million as a result of the movement in exchange rates following the refinancing of the Group on August 14, 2018 and the period end.

Depreciation, amortization and impairment increased by $8.0 million to $41.8 million. The increase being largely attributable to higher amortization on development costs and licenses and higher depreciation on the machine estate.

Other net cash provided by operating activities decreased by $5.8 million, to a $2.0 million outflow. This decrease was largely due to movement in accounts payable of $14.6 million, inventory of $3.3 million and other creditors (both current and long term) of $4.6 million. The relative movement in accounts payable reflects the different levels of build activity in the business at the start and end of each period, with the close of the prior period being part way through the roll out of machines for Greece. These were partly offset by the relative movements in accounts receivable of $10.3 million and other current and long-term assets of $7.1 million with the prior period long-term assets increasing significantly as a result of costs being prepaid relating to Greece.

Net cash used in investing activities. In the 2018 period, net cash used in investing activities increased by approximately $7.5 million, to $42.9 million. The increase was attributable to higher levels of spending relating to plant, property and equipment ($10.1 million) due to the continued rollout of machines into Greece and the production of “Flex 4k”TM machines in the UK. This was partly offset by lower spending on capital software compared to the prior period.

Net cash provided by financing activities. In the 2018 period, net cash from financing activities decreased by $23.4 million, to a $11.2 million inflow. This was due to the prior period benefitting from a cash injection of $16.7 million received following the Business Combination, and $21.6 million of proceeds received from a private placement of common stock. During the current period, the refinancing of the Group benefitted cash flows by $18.5 million.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of September 30, 2018, we had liquidity of $22.5 million in cash and cash equivalents plus a further $9.5 million of an undrawn revolver facility. This compares to $20.0 million at the end of the prior period. We had a working capital inflow of $0.7 million in 2018, compared to a $3.7 million inflow in the prior period. The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are higher than typical and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Significant amounts of our cash flows from operations arise from our operations in Greece. As of September 30, 2018, $1.6 million of our $22.5 million of cash and cash equivalents had arisen in Greece and was being held there in our Greek bank accounts. In the ordinary course of business, we seek from time to time to transfer funds earned in Greece to accounts of ours outside Greece. However, Greece imposes capital controls that complicate, delay or prevent the flow of capital out of that country. Historically, we have always been able to complete such transfers. Nevertheless, if approvals of our transfers of funds out of Greece are ever materially delayed or prevented, our cash planning and our ability to deploy cash across our operations could be adversely affected. See “Risk Factors – The capital controls imposed by Greece as a consequence of its financial crisis can cause problems for the transfer of our earnings out of Greece.”

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through December 2019. If the Company were to undertake any acquisitions, it might be required to finance them, in whole or in part, by issuing additional equity or debt securities or increasing its borrowing levels.

Long Term and Other Debt

(In thousands)	September 30, 2018		September 30, 2017
Cash held	£17,216	$22,451	£14,947	$20,028
Revolver drawn	—	—	(5,500)	(7,369)
Original principal senior debt	(107,354)	(140,000)	(72,500)	(97,143)
Compounded PIK interest	—	—	(13,623)	(18,253)
PIK interest accrued	—	—	(496)	(664)
Cash interest accrued	(78)	(102)	(3,072)	(4,116)
Finance lease creditors	(416)	(543)	(816)	(1,094)
Total	(£90,632)	($118,193)	(£81,060)	($108,612)

During the period, the Company and certain of its subsidiaries entered into a series of transactions that effected the refinancing of the Group’s external borrowings, replacing the Group’s senior term and revolving facilities, originally entered into in 2014, with senior notes of $140.0 million and a revolving credit facility of £7.5 million (equivalent to approximately $9.8 million). The senior notes have a 5-year duration and carry a cash interest rate of 9% plus 3-month LIBOR, and the revolving credit facility has a 3-year duration and carries a cash interest rate on any utilization at 4% plus 3-month LIBOR, with any unutilized amount carrying a 1.4% cash interest cost. In connection with the refinancing, the Company also entered into a three-year, fixed-rate, cross-currency swap. For further information regarding the new external borrowings and the swap, see Note 11 to the Consolidated Financial Statements, “Long Term and Other Debt”.

As of September 30, 2018, the Company had bank facilities of £114.9 million (equivalent to approximately $149.8 million), consisting of a senior term loan facility of £107.4 million (equivalent to $140.0 million) and a revolving credit facility of £7.5 million (equivalent to approximately $9.8 million). As of September 30, 2018, the Company had aggregate borrowings under the term loan facility of £107.4 million (equivalent to $140.0 million). As of September 30, 2018, the term loan facility imposed a cash interest rate on outstanding borrowings equal to the base rate margin of 9.00% per annum, plus 3-month LIBOR which at September 30, 2018 was the equivalent of, 11.39% per annum which under the cross-currency swaps executed was reduced to a rate of 10.87%. The term loan facility is scheduled to mature on August 13, 2023.

As of September 30, 2017, the Company had bank facilities of £90.0 million (equivalent to approximately $120.6 million), consisting of a senior term loan facility of £72.5 million (equivalent to $97.1 million) and a revolving credit facility of £17.5 million (equivalent to approximately $23.4 million). As of September 30, 2017, the Company had aggregate borrowings under the term loan facility of £72.5 million (equivalent to $97.1 million). As of September 30, 2017, the term loan facility imposed a cash interest rate on outstanding borrowings equal to the base rate margin of 7.00% per annum, plus the higher of 3.00% and LIBOR. The current rate at which cash interest accrued was 10.00% per annum. In addition, as of September 30, 2017, the term loan facility imposed PIK interest at a rate of 7.00% per annum on the outstanding borrowings, which amount is added to the total principal outstanding. The term loan facility was fully repaid on August 13, 2018 as part of the series of transactions that effected the refinancing of the Group’s external borrowings.

As of September 30, 2018, the Company had no aggregate borrowings under the revolving credit facility. In addition, a commitment fee was payable with respect to unutilized borrowing capacity at a rate of 1.40% per annum. The revolving credit facility is scheduled to mature on August 13, 2021. In addition to the revolving credit facility borrowings described above, further amounts under the facility have been used for the Company’s VAT Duty Deferment guarantee and the Company’s credit card program.

As of September 30, 2017, the Company had aggregate borrowings under the revolving credit facility of £5.5 million (equivalent to $7.4 million). As of September 30, 2017, the revolving credit facility imposed a cash interest rate on outstanding borrowings equal to the base rate margin of 5.00% per annum, plus LIBOR, and the current rate at which cash interest accrued was 5.24% per annum. In addition, a commitment fee was payable with respect to unutilized borrowing capacity at a rate of 2.00% per annum. The revolving credit facility was fully repaid on August 13, 2018 as part of the series of transactions that effected the refinancing of the Group’s external borrowings.

In addition to the revolving credit facility borrowings described above, further amounts under the facility have been used for the Company’s VAT Duty Deferment guarantee and the Company’s credit card program. The amounts so used as of September 30, 2017 was $0.2 million.

Debt issuance fees were capitalized at the time the debt was issued. As of September 30, 2018, the amount of debt issuance fees capitalized was $8.8 million, including $2.8 million of original issue discount and $4.2 million of exit premium and the remainder being professional fees incurred from the refinancing.

Debt Covenants

Under our debt facilities in place as of September 30, 2018, we are subject to covenant testing at quarterly intervals, with the first test date being that of September 30, 2018. The covenant testing is set at the level of Inspired Entertainment Inc., the ultimate holding company of the Group, and consists of a test on Leverage (Consolidated Total Debt/Consolidated Adjusted EBITDA). A further covenant test of Fixed Charge Coverage Ratio (Net Cash Provided by Operating Activities/Calculation of Consolidated Fixed Charges) is required, commencing on September 30, 2019. These are measured under US GAAP. In addition to the quarterly tests, there is the requirement that the minimum liquidity not be less than $5.0 million.

Under our debt facilities in place as of September 30, 2017, we were subject to covenant testing at quarterly intervals. The covenant testing was set at the level of DMWSL 631 Limited, an intermediate holding company above all trading companies, and consisted of tests on Leverage (Net Debt/EBITDA), Interest Cover (EBITDA/Interest Costs) and Super Senior Leverage (Net Debt + Revolver/EBITDA). These were measured under UK generally accepted accounting principles. In addition to the quarterly tests, there was an annual requirement that no more than £3 million be spent on non-machine capital additions, excluding labor capitalization. All of our operations are included within the DMWSL 631 Limited group, except for certain overhead and director fees and expenses, non-recurring costs relating to the Business Combination and the movement in stock-based compensation expense and fair values on earnout and derivative liabilities. The costs of these items in the period ended September 30, 2017 were $3.8 million, $4.6 million and $8.1 million.

There were no breaches of the debt covenants in the periods ended September 30, 2018 and September 30, 2017.

Liens and Encumbrances

As of September 30, 2018, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Contractual Obligations

As of September 30, 2018, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating activities
Interest on long term debt (net of cross currency swaps)	$32,030	$583	$1,161	$30,287	$—

Financing activities
Senior bank debt - principal repayment	140,000	—	—	140,000	—
Cross currency swaps in respect of interest on long term debt	46,876	15,668	31,208	—	—
Finance lease payments	543	473	69	—	—
Interest on non-utilization fees	352	—	352	—	—
Total	$219,800	$16,725	$32,788	$170,287	$—

Off-Balance Sheet Arrangements

As of September 30, 2018, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

We have external borrowings that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2018, we had £107.4 million ($140.0 million) of senior bank debt that is subject to a floating interest rate charge that can vary with the 3-month LIBOR rate. If the floating interest rates increased by 1%, the additional interest charge would be approximately $0.2 million. If the floating interest rates increased by 5%, the additional interest charge would be approximately $3.6 million.

In connection with the refinancing, the Company also entered into a three-year, fixed-rate, cross-currency swap which is designed to negate the impact of any interest rate increases. For further information regarding the new external borrowings and the swap, see Note 11 to the Consolidated Financial Statements, “Long Term and Other Debt”.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net assets total approximately $7.5 million and our US Dollar functional currency net liabilities total approximately $147.1 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of September 30, 2018 would result in translation adjustments of approximately $0.8 million and $19.2 million, respectively, recorded in other comprehensive loss. Of the $147.1 million, cross currency swaps have been executed on $140.0 million to mitigate the risk of adverse movements in the value of the US Dollar relative to GBP which would reduce the translation adjustment impact.

Included within our trading results are earnings outside of our functional currency. Retained earnings earned in Euros and in US Dollars in the period ended September 30, 2018 were €1.0 million and $1.3 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of September 30, 2018 would result in translation adjustments of approximately $0.1 million and $0.1 million, respectively, recorded in trading operations.

The majority of the Group’s trading is in GBP, the functional currency, although the reporting currency of the Group is the US Dollar. As such, changes in the GBP: USD exchange rate have an effect on the Group’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results by approximately $1.6 million and would result in translation adjustments of approximately $12.6 million, recorded in other comprehensive loss.

In connection with the refinancing, the Company also entered into a three-year, fixed-rate, cross-currency swap. For further information regarding the new external borrowings and the swap, see Note 11 to the Consolidated Financial Statements, “Long Term and Other Debt”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA.

Our financial statements are set forth below following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Executive Chairman and our Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective at September 30, 2018, the end of the period covered by this report.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective at September 30, 2018.

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

ITEM 9B. OTHER INFORMATION.

The Board of Directors of the Company has adopted the Inspired Entertainment Short-Term Incentive Bonus Plan for Fiscal Year 2018 (the “Plan”). The purpose of the Plan was to provide incentives to certain executive-level employees of the Company and its participating affiliates to contribute to the success of the Company for the fiscal year ended September 30, 2018. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Compensation Committee has the power to grant awards under the Plan, and to determine the amount and timing of all bonus payments under the Plan.

Under the Plan, the Compensation Committee is to determine, for each Plan participant, a target bonus potential and a maximum bonus potential. The Plan components include company performance targets and individual performance targets. No bonuses would be paid under the Plan unless the Company’s financial performance exceeds a minimum based on adjusted EBITDA, as approved by the Committee, and the specific amount paid, up to the amount of the maximum bonus potential, would be determined based on a formula, assessing Company financial performance metrics and the employee’s success in meeting one or more pre-established objective individual performance targets. Amounts to be paid pursuant to the Plan would be paid on or before December 31, 2018.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before January 28, 2019, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before January 28, 2019, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before January 28, 2019, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before January 28, 2019, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before January 28, 2019, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

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

(b)           Exhibits. We hereby file as part of this report the exhibits listed below. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

Exhibit Number	Description
2.1	Share Sale Agreement, dated July 13, 2016, by and among Hydra Industries Acquisition Corp., the Vendors, Target Parent, DMWSL 632 Limited and Gaming Acquisitions Limited, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 19, 2016.

2.2	Completion Arrangements Agreement, dated December 23, 2016, between Hydra Industries Acquisition Corp. and the Vendors listed in schedule 1 to the Share Sale Agreement, incorporated herein by reference to Exhibit 10.18 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016

3.1	Second Amended and Restated Certificate of Incorporation of Inspired Entertainment, Inc., incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

3.2	Bylaws of Inspired Entertainment, Inc., incorporated herein by reference to Exhibit 3.3 of the Registration Statement on Form S-1 Company, filed with the SEC on August 19, 2014.

3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of the Company, dated August 14, 2017, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on August 14, 2017.

4.1	Registration Rights Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and certain security holders, incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014.

4.2	Warrant Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and Continental Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.6 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014.

4.3	Registration Rights Agreement, dated December 23, 2016, by and among Hydra Industries Acquisition Corp. and the Vendors, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

4.4	Stockholders Agreement, dated December 23, 2016, by and among the Company, Hydra Industries Sponsor LLC, Macquarie Sponsor and the Vendors, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

4.5	Rights Agreement, dated as of August 13, 2017, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto), incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed with the SEC on August 14, 2017.

10.1	Form of Director and Officer Indemnity Agreement, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.2#	Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 4, 2017.

10.3#	Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.5 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017.

10.4#	Form of Grant Agreements under the Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan and Second Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.17 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.5#	Form of Grant Agreements for restricted stock units awards made to A. Lorne Weil and Daniel B. Silvers on December 21, 2017 under the Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended as of December 13, 2017, incorporated herein by reference to Exhibit 10.7 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017.

10.6#*	Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan

10.7#*	Form of Grant Agreement under the Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan

10.8#*	Inspired Entertainment, Inc. 2018 Short-Term Incentive Bonus Plan.

10.9#	Employment Agreement, dated January 16, 2017 by and between Inspired Entertainment, Inc. and Lorne Weil, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.10#*	Letter dated August 24, 2018 to A. Lorne Weil

10.11#	Employment Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.12#	Amendment, dated December 22, 2017, to the Employee Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers, incorporated herein by reference to Exhibit 10.13 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017.

10.13#	Service Agreement, dated March 18, 2009, by and between Inspired Gaming (UK) Limited and Steven Rogers, incorporated herein by reference to Exhibit 10.15 to the Quarterly Report on Form 10-QT of the Company, filed with the SEC on February 9, 2017.

10.14#	Amendment, dated April 29, 2010, to the Service Agreement, dated March 18, 2009, by and between Inspired Gaming (UK) Limited and Steven Rogers, incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-3 on Form S-1 of the Company, filed with the SEC on July 3, 2017.

10.15#	Employment Agreement, dated March 23, 2017, by and between Inspired Gaming (UK) Limited and Stewart Baker, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.16#	Amendment, dated October 25, 2017, to Service Agreement dated March 23, 2017, by and between Inspired Gaming (UK) Limited and Stewart Baker, incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 4, 2017.

10.17#	Service Agreement, dated October 1, 2008, by and between Inspired Gaming (UK) Limited and Lee Gregory, incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.18#	Amendment, dated July 6, 2010, to Service Agreement dated October 1, 2008, by and between Inspired Gaming (UK) Limited and Lee Gregory, incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.19#	Letter, dated March 16, 2017 by and between Inspired Gaming (UK) Limited and Lee Gregory, incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.20#	Employment Agreement, dated May 1, 2018, between Inspired Entertainment, Inc. and Brooks H. Pierce, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on August 14, 2018.

10.21#	Settlement Agreement, dated September 21, 2017, by and between Inspired Gaming (UK) Limited and David Wilson, incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 4, 2017.

10.22#	Settlement Agreement, dated September 21, 2017, by and between Inspired Gaming UK Limited and Steven Holmes, incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 4, 2017.

10.23#	Inspired Entertainment, Inc. Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company, filed with the SEC on July 14, 2017.

10.24#	Non-Employee Director Compensation Policy (adopted May 2017, as supplemented), incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on August 7, 2017.

10.25#	Settlement Agreement, dated May 16, 2018, among Inspired Gaming (Gibraltar) Limited, DMWSL 633 Limited, Inspired Entertainment, Inc. and Luke L. Alvarez, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on August 14, 2018.

10.26	Note Purchase Agreement and Guaranty dated as of August 13, 2018, among Gaming Acquisitions Limited, Inspired Entertainment, Inc., Certain Subsidiaries of the Issuer, Various Purchasers and Cortland Capital Market Services LLC, as Note Agent and Collateral Agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on August 14, 2018.

10.27	Revolving Facility Agreement dated August 13, 2018, among Inspired Entertainment, Inc., the Parties Listed as Original Borrowers, the Parties Listed as Original Guarantors, Lloyds Bank PLC and Cortland Capital Market Services LLC, as Security Agent, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on August 14, 2018.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer.

32.2**	Section 906 Certification of Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

#	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: December 10, 2018	By:	/s/ A. Lorne Weil
A. Lorne Weil
Executive Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 10, 2018	/s/ A. Lorne Weil
A. Lorne Weil, Executive Chairman

Dated: December 10, 2018	/s/ Stewart F.B. Baker
Stewart F.B. Baker, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: December 10, 2018	/s/ M. Alexander Hoye
M. Alexander Hoye, Director

Dated: December 10, 2018	/s/ Ira H. Raphaelson
Ira H. Raphaelson, Director

Dated: December 10, 2018	/s/ Desirée G. Rogers
Desirée G. Rogers, Director

Dated: December 10, 2018	/s/ Steven M. Saferin
Steven M. Saferin, Director

Dated: December 10, 2018	/s/ John M. Vandemore
John M. Vandemore, Director

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Inspired Entertainment, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inspired Entertainment, Inc. and Subsidiaries (the “Company”) as of September 30, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the periods ended September 30, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2016.

Melville, NY

December 10, 2018

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,
	2018	2017
Assets
Current assets
Cash	$22,451	$20,028
Accounts receivable, net	14,302	20,469
Inventory, net	5,210	5,011
Fair value of hedging instrument	747	—
Prepaid expenses and other current assets	15,842	17,692
Total current assets	58,552	63,200

Property and equipment, net	45,707	43,485
Software development costs, net	39,998	46,433
Other acquired intangible assets subject to amortization, net	5,723	9,240
Goodwill	45,818	47,076
Other assets	12,114	9,589
Total assets	$207,912	$219,023

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$14,400	$20,407
Accrued expenses	14,354	18,119
Earnout liability	8,021	—
Corporate tax and other current taxes payable	2,047	3,134
Deferred revenue, current	9,194	7,209
Other current liabilities	3,851	4,420
Current portion of long-term debt	—	7,369
Current portion of capital lease obligations	474	562
Total current liabilities	52,341	61,220

Long-term debt	131,225	115,396
Capital lease obligations, net of current portion	69	532
Deferred revenue, net of current portion	23,946	20,144
Earnout liability, net of current portion	—	16,728
Derivative liability	7,764	964
Other long-term liabilities	5,034	6,368
Total liabilities	220,379	221,352

Commitments and contingencies (See Note 25)

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Series A Junior Participating Preferred stock; $0.0001 par value; 49,000 shares designated; no shares issued and outstanding at September 30, 2018 and 2017
Common stock; $0.0001 par value; 49,000,000 shares authorized; 20,860,591 shares and 20,402,602 shares issued and outstanding at September 30, 2018 and 2017, respectively	2	2
Additional paid in capital	328,452	323,429
Accumulated other comprehensive income	58,580	53,145
Accumulated deficit	(399,501)	(378,905)
Total stockholders’ deficit	(12,467)	(2,329)
Total liabilities and stockholders’ deficit	$207,912	$219,023

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	For the Period Ended September 30,
	2018	2017

Revenue:
Service	$130,924	$107,496
Hardware	10,457	15,048
Total revenue	141,381	122,544

Cost of sales, excluding depreciation and amortization:
Cost of service	(22,601)	(15,845)
Cost of hardware	(8,179)	(10,839)
Selling, general and administrative expenses	(60,114)	(58,301)
Stock-based compensation expense	(7,424)	(4,235)
Impairment expense	(7,679)	—
Acquisition related transaction expenses	(864)	(11,411)
Depreciation and amortization	(41,832)	(33,810)
Operating loss	(7,312)	(11,897)

Other income (expense)
Interest income	205	55
Interest expense	(20,648)	(29,358)
Change in fair value of earnout liability	8,707	(7,127)
Change in fair value of derivative liability	(5,500)	(385)
Other finance income (costs)	4,134	(218)
Total other expense, net	(13,102)	(37,033)

Net loss before income taxes	(20,414)	(48,930)
Income tax expense	(182)	(184)
Net loss	(20,596)	(49,114)

Other comprehensive income:
Foreign currency translation gain	273	18,697
Change in fair value of hedging instrument	261	—
Reclassification of gain on hedging instrument to comprehensive income	(308)	—
Actuarial gains on pension plan	5,209	1,343
Other comprehensive income	5,435	20,040

Comprehensive loss	$(15,161)	$(29,074)

Net loss per common share – basic and diluted	$(0.99)	$(2.68)

Weighted average number of shares outstanding during the period – basic and diluted	20,754,549	18,296,480

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of September 24, 2016	11,801,369	$1	$614	$33,105	$(329,791)	$(296,071)
Foreign currency translation adjustments	—	—	—	18,697	—	18,697
Actuarial gains on pension plan	—	—	—	1,343	—	1,343
Shares issued in Merger	8,412,097	1	326,237	—	—	326,238
Earnout liability related to Merger (see Note 15)	—	—	(9,575)	—	—	(9,575)
Sale of common stock	164,536	—	1,645	—	—	1,645
Stock-based compensation expense	24,600	—	4,508	—	—	4,508
Net loss	—	—	—	—	(49,114)	(49,114)
Balance as of September 30, 2017	20,402,602	2	323,429	53,145	(378,905)	(2,329)
Foreign currency translation adjustments	—	—	—	273	—	273
Actuarial gains on pension plan	—	—	—	5,209	—	5,209
Change in fair value of hedging instrument	—	—	—	261	—	261
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(308)	—	(308)
Shares issued on exercise of warrants	50	—	1	—	—	1
Shares issued upon net settlement of RSUs and RSAs	457,939	—	(1,043)	—	—	(1,043)
Reclassification of RSUs from derivative liability due to stockholder approval of Second Incentive Plan	—	—	2,848	—	—	2,848
Reclassification of RSUs to derivative liability due to modification	—	—	(1,482)	—	—	(1,482)
Stock-based compensation expense	—	—	4,699	—	—	4,699
Net loss	—	—	—	—	(20,596)	(20,596)
Balance as of September 30, 2018	20,860,591	$2	$328,452	$58,580	$(399,501)	$(12,467)

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Period Ended September 30,
	2018	2017

Cash flows from operating activities
Net loss	$(20,596)	$(49,114)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,832	33,810
Stock-based compensation expense	7,115	4,235
Impairment expense	7,679	—
Change in fair value of derivative liability	5,500	385
Change in fair value of earnout liability	(8,707)	7,127
Foreign currency translation on senior bank debt	(3,355)	—
Initial classification of fair value of derivative liability	—	845
Non-cash interest expense relating to PIK loan notes	—	9,179
Non-cash interest expense relating to senior debt	6,752	6,846
Non-cash interest expense relating to financing fee amortization	—	1,188
Changes in assets and liabilities:
Accounts receivable	5,340	(4,566)
Inventory	(448)	2,737
Prepaid expenses and other assets	1,207	(5,952)
Corporate tax and other current taxes payable	(1,869)	(1,809)
Accounts payable	(4,054)	10,497
Other current liabilities	(69)	61
Deferred revenues and customer prepayment	6,498	6,831
Accrued expenses	(2,809)	(611)
Other long-term liabilities	(5,800)	(3,438)
Net cash provided by operating activities	34,216	18,251
Cash flows from investing activities
Purchases of property and equipment	(24,837)	(15,117)
Purchases of capital software	(18,096)	(20,268)
Net cash used in investing activities	(42,933)	(35,385)
Cash flows from financing activities
Proceeds from issuance of revolver and long-term debt	140,000	—
Repayments of finance leases	(544)	(557)
Repayments of revolver and long-term debt	(123,734)	(3,197)
Payment of financing costs	(4,569)	—
Cash received in connection with Merger	—	36,664
Proceeds from sale of common stock	—	1,645
Net cash provided by financing activities	11,153	34,555

Effect of exchange rate changes on cash	(13)	1,121
Net increase in cash	2,423	18,542
Cash, beginning of period	20,028	1,486
Cash, end of period	$22,451	$20,028

Supplemental cash flow disclosures
Cash paid during the period for interest	$16,723	$10,503
Cash paid during the period for income taxes	$7	$356
Supplemental disclosure of noncash investing and financing activities
Additional paid in capital from net settlement of RSUs	$(1,043)	$—
Additional paid in capital reclassified to derivative liability	$(1,482)	$—
Additional paid in capital reclassified from derivative liability	$2,848	$—
Derivative liability reclassified to accrued expenses	$126	$—
Fair value adjustment of PIK shareholder loans	$—	$174,990
Property and equipment acquired through capital lease	$—	$1,208
Senior debt exit premium	$4,200	$—

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

1.	Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies

Company Description and Nature of Operations

Inspired Entertainment, Inc. (the “Company,” “we,” “our,” and “us”) is a global business-to-business gaming technology company, supplying Virtual Sports (which includes Interactive) and Server Based Gaming (“SBG”) systems to regulated lottery, betting and gaming operators worldwide through an “omni-channel” distribution strategy. We provide end-to-end digital gaming solutions on our proprietary and secure network, which accommodates a wide range of devices, including land-based gaming machine terminals, mobile devices such as smartphones and tablets and online computer and social applications.

The Company was formed in Delaware on May 30, 2014 under the name Hydra Industries Acquisition Corp. (“Hydra”) as a “blank check company” for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business transaction, one or more operating businesses or assets. On December 23, 2016 (the “Closing Date”), the Company consummated a business combination by acquiring Inspired Gaming Group (“Inspired”) pursuant to a share sale agreement dated as of July 13, 2016 (the “Sale Agreement”), by and among the Company and those persons identified on Schedule 1 to the Sale Agreement, including DMWSL 633 Limited. Pursuant to the Sale Agreement, the Company acquired all of the outstanding equity and shareholder loan notes of Inspired. We refer to such acquisition and to the other transactions contemplated by the Sale Agreement, collectively, as the “Business Combination” or the “Merger.”

Management Liquidity Plans

As of September 30, 2018, the Company’s cash on hand was $22,451 and the Company had working capital of $6,211. As of September 30, 2018, $1,637 of our cash on hand had arisen from our operations in Greece and was being held in local accounts. In the ordinary course of business, we seek, from time to time, to transfer funds earned in Greece to our accounts outside of Greece. However, Greece imposes capital controls that can delay or prevent the flow of capital out of the country. The Company recorded net losses of $20,596 and $49,114 for the periods ended September 30, 2018 and 2017, respectively. The net losses arose principally from non-cash items, including stock-based compensation, impairment expense, and, in the 2017 period, from interest on shareholder loan notes that are no longer a liability. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Working capital of $6,211 includes non-cash settled items of $8,021 for earnout liability and $9,194 of deferred income. Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through December 2019.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Following the Merger, the Company changed its reporting year end from a 52-week period ending on the last Saturday in September to a September 30 year end, commencing with the year ending September 30, 2017. Accordingly, the period ended September 30, 2017 includes the results of operations for the Company for the period from September 25, 2016 through September 30, 2017.

The Company’s fiscal year will change to a December 31 year end commencing in 2019. The Company intends to file a transition report on Form 10-Q, covering the transition period of October 1, 2018 to December 31, 2018, following the conclusion of that transition period.

Principles of Consolidation

All monetary values set forth in these consolidated financial statements are in U.S. Dollars (“USD”) unless otherwise stated herein. The accompanying consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

For most of our operations, the British pound (GBP) is our functional currency. Our reporting currency is the U.S. Dollar. We also have operations where the local currency is the functional currency, including our operations in mainland Europe and South America. Assets and liabilities of foreign operations are translated at period-end rates of exchange, equity is translated at historical rates of exchange and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficit. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expenses and interest income (expense) in the consolidated statements of operations and comprehensive loss.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including those related to the revenue recognition for contracts involving software and non-software elements, allowance for doubtful accounts, inventory reserve for net realizable value, currency swaps, valuation of hedging activities, goodwill and intangible assets, useful lives of long-lived assets, stock-based compensation, valuation allowances on deferred taxes, earnout liability, pension liability, commitments and contingencies and litigation, among others. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. We regularly evaluate these significant factors and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates.

Cash

We deposit cash with financial institutions that management believes are of high credit quality. Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250. At September 30, 2018 and 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. Substantially all of the Company’s cash is held outside of the U.S.

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

Under certain contracts, the timing of our invoices does not coincide with revenue recognized under the contract. We have unbilled accounts receivable which represent revenue recorded in excess of amounts invoiced under the contract and generally become billable at contractually specified dates. These amounts consist primarily of revenue from our share of net winnings earned on a daily basis where the billing period does not fall on the last day of the period. We had $10,771 and $9,542, of unbilled accounts receivable as of September 30, 2018 and September 30, 2017, respectively.

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
SEPTEMBER 30, 2018 AND 2017
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

Research and development costs are expensed as incurred. Research and development related primarily to software product development costs is expensed until technological feasibility has been established. Research and development costs amounting to $4,816 and $5,237 were expensed during the periods ended September 30, 2018 and 2017, respectively. Employee related costs associated with related product development are included in Selling, General and Administrative Expenses in the consolidated statements of operations and comprehensive loss.

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

Impairment of Goodwill and Long Lived Assets

We test for goodwill impairment at least annually on the last day of our fiscal period, and whenever other facts and circumstances indicate that the carrying value may not be recoverable. For goodwill impairment evaluations, we first make a qualitative assessment to determine if goodwill is likely to be impaired. If it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. Goodwill is carried, and therefore tested, at the reporting unit level. We have two segments, Server Based Gaming and Virtual Sports, as detailed in Note 27. If the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, will be measured by comparing the implied fair value of goodwill to its carrying amount and would be charged to operations as an impairment loss. A qualitative test was carried out as of September 30, 2018 and 2017 and no impairment was required at either date.

We assess the recoverability of long-lived assets and intangible assets with finite useful lives whenever events arise or circumstances change that indicate the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets (or asset groups) to be held and used is measured by a comparison of the carrying amount of the asset (or asset group) to the expected net future undiscounted cash flows to be generated by that asset (or asset group) or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through expected net future undiscounted cash flows. The amount of impairment of other long-lived assets and intangible assets with finite lives is measured by the amount by which the carrying amount of the asset exceeds the fair market value of the asset. As a result of the Company’s change in strategic direction of certain of its operations, the Company determined that certain of its long-lived and other assets were impaired as of September 30, 2018. Accordingly, the Company recorded an impairment charge of $7,679 for the period ended September 30, 2018, which consisted of $4,913 of software, $1,922 of prepaid expenses and other current assets, $577 of unbilled accounts receivable and $267 of trade receivables. ..

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

Debt Issue Costs

Debt issuance costs incurred in connection with the Company’s debt are capitalized and amortized as interest expense over the term of the related debt. The Company presents debt issuance costs as a reduction from the carrying amount of debt.

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

The Company assesses classification of its common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its outstanding common stock purchase warrants satisfied the criteria for classification as equity instruments at September 30, 2018 and 2017. The Company also determined that its obligation to settle certain awards in either cash or stock satisfied the criteria for classification as a derivative financial instrument at September 30, 2018 and 2017 (see Note 13).

From time to time we enter into foreign currency forward contracts to mitigate the risk associated with cash payments required to be made in non-functional currencies or to mitigate the risk associated with cash to be received in non-functional currencies.

Accounting Policy for Derivative Instruments and Hedging Activities

FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance in ASU 2011-04, “Fair Value Measurements,” the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
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

In addition to the general policies, the following are the specific revenue recognition policies for our revenue streams:

Server Based Gaming

Revenue from SBG terminals, access to our content and SBG platform, including electronic table gaming products, is recognized in accordance with the criteria set forth in ASC 605 and is usually based upon a contracted percentage of the operator’s net winnings from the terminals’ daily use. Where this is not the case, revenue is based upon a fixed daily or weekly rental fee. We recognize revenue from these arrangements on a daily basis over the term of the arrangement, or when not specified over the expected customer relationship period. Performance obligations under these arrangements may include the delivery and installation of our SBG terminals for use over a term, as well as service obligations related to hardware repairs and server based content and maintenance.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

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

Share-Based Payment Arrangements

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards, and at subsequent exercise or settlement for cash-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and restricted stock units that have time vesting conditions, and stock options and performance shares that have market conditions are valued using an option-pricing model with traditional inputs for “appreciation” awards.

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

Comprehensive Loss

We include and separately classify in comprehensive loss unrealized gains and losses and hedges from our foreign currency translation adjustments, gains or losses associated with pension or other post-retirement benefits, prior service costs or credits associated with pension or other post-retirement benefits and transition assets or obligations associated with pension or other post-retirement benefits.

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
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASC 606), “Revenue from Contracts with Customers,” which was subsequently modified in August 2015 by ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“ASU 2014-09”). As a result, ASU No. 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2018. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. The Company will adopt the standard on January 1, 2019 using the modified retrospective method. Based upon an ongoing review of contracts to date, nothing has come to our attention that would result in a material cumulative-effect adjustment to opening equity.. In 2016 and 2017, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12), as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20, ASU 2017-13 and ASU 2017-14).

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)”, which provides additional implementation guidance on the previously issued ASU 2016-02. ASU 2016-02 increases transparency and comparability among organizations by reporting lease assets and lease liabilities, both finance (capital) and operating leases, on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, “Leases (Topic 842), Codification Improvements,” and ASU 2018-11, “Leases (Topic 842), Targeted Improvements.” ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. For non-public companies, the updated guidance is effective for the financial statements issued for fiscal years beginning after December 15, 2019 (and interim periods within fiscal years beginning after December 15, 2020). Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” “(“ASU 2017-09”). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-09 is not expected to have any impact on the Company’s financial presentation or disclosures.

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

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”) to simplify the application of hedge accounting guidance and improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, ASU 2017-12 requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2019. This adoption method requires companies to recognize the cumulative effect of initially applying the guidance as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07) which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The transition method provided by ASU 2018-07 is a modified retrospective basis which recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

Immediately following the Merger, there were 20,213,466 shares of common stock outstanding and warrants to purchase 9,539,615 shares of common stock.

The shares and corresponding equity amounts and net loss per share, pre-Merger, have been retroactively restated as shares reflecting the exchange ratio in the Merger.

3.	Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2018	September 30, 2017
Trade receivables	$17,791	$25,527
Less: long term receivable recorded in other assets	(2,209)	(3,235)
Other receivables	103	135
Allowance for doubtful accounts	(1,383)	(1,958)
Total accounts receivable, net	$14,302	$20,469

Changes in the allowance for doubtful accounts are as follows:

	September 30, 2018	September 30, 2017
Beginning balance	$(1,958)	$(340)
Provision for doubtful accounts	(1,109)	(1,597)
Recoveries	487	—
Write offs	1,120	—
Foreign currency translation adjustments	77	(21)
Ending balance	$(1,383)	$(1,958)

4.	Inventory

Inventory consists of the following:

	September 30, 2018	September 30, 2017
Component parts	$3,647	$4,100
Finished goods	1,563	911
Total inventories	$5,210	$5,011

Component parts include parts for gaming terminals. Included in component parts are reserves for excess and slow-moving inventory of $469 and $419 for the periods ended September 30, 2018 and 2017, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other assets consist of the following:

	September 30, 2018	September 30, 2017
Prepaid expenses and other assets	$5,071	$8,150
Unbilled accounts receivable	10,771	9,542
Total prepaid expenses and other assets	$15,842	$17,692

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

6.	Property and Equipment

	September 30, 2018	September 30, 2017
Short-term leasehold property	$361	$371
Video lottery terminals	121,760	105,525
Computer equipment	8,685	8,428
Plant and machinery	2,508	3,358
	133,314	117,682
Less: accumulated depreciation and amortization	(87,607)	(74,197)
	$45,707	$43,485

Depreciation and amortization expense for the periods ended September 30, 2018 and 2017 was $20,324 and $18,378, respectively. Cost of equipment associated with specific contracts and internal use software projects are recorded as assets in the course of construction (a subsection of video lottery terminals) and not depreciated until placed in service. When the equipment is placed into service, the related costs are transferred from assets in the course of construction to video lottery terminals, and we commence depreciation. Depreciation expense is separately included within depreciation and amortization expense on the consolidated statements of operations and comprehensive loss.

7.	Software Development Costs, net

Software development costs, net consisted of the following:

	September 30, 2018	September 30, 2017
Software development costs	$100,856	$89,468
Less: accumulated amortization	(60,858)	(43,035)
	$39,998	$46,433

During the periods ended September 30, 2018 and 2017, the Company capitalized $17,740 and $20,103, respectively, of software development costs. Amounts above in the table include $1,335 and $2,676 of internal use software at September 30, 2018 and 2017, respectively.

The total amount of software costs amortized was $18,118 and $10,876 for the periods ended September 30, 2018 and 2017, respectively. The total amount of software costs written down to net realizable value was $5,391 and $1,327 for the periods ended September 30, 2018 and 2017, respectively, of which $478 and $1,327 is recorded as amortization expense, which was incurred in the normal course of business, and $4,913 and $0 is recorded as impairment expense, which was recorded as a one-time expense, for the periods ended September 30, 2018 and 2017, respectively. The weighted average amortization period was 3.1 and 3.2 years for the periods ended September 30, 2018 and 2017, respectively.

The estimated software amortization expense for the periods ending September 30 are as follows:

Fiscal period ending September 30,
2019	$15,006
2020	12,498
2021	7,460
2022	3,641
2023	1,248
Thereafter	145
Total	$39,998

8.	Intangible Assets and Goodwill

The following tables present certain information regarding our intangible assets. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives of ten years with no estimated residual values, which materially approximates the expected pattern of use.

	September 30, 2018	September 30, 2017
Trademarks	$17,635	$18,119
Customer relationships	15,071	15,485
	32,706	33,604
Less: accumulated amortization	(26,983)	(24,364)
	$5,723	$9,240

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

The aggregate intangible asset amortization expense for the periods ended September 30, 2018 and 2017 amounted to $3,390 and $3,183, respectively.

The estimated intangible asset amortization expense for the periods ending September 30 are as follows:

Fiscal period ending September 30,
2019	$3,270
2020	2,453
Total	$5,723

Goodwill

The difference in the carrying amount of goodwill at September 30, 2018 and 2017 (amounting to $1,258), as reported in the accompanying consolidated balance sheets, is attributable to foreign currency translation adjustments.

9.	Other Assets

Other assets consist of the following:

	September 30, 2018	September 30, 2017
Pension surplus	$5,257	$—
Long term receivables	2,209	3,235
Long term prepaid expenses and other assets	4,648	6,354
	$12,114	$9,589

10.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2018	September 30, 2017
Direct costs of sales	$4,450	$6,038
Accrued corporate cost expenses	3,167	2,257
Asset retirement obligations	571	40
Interest payable - cash	102	4,116
Interest payable – payment in kind	—	664
Other creditors	6,064	5,004
	$14,354	$18,119

11.	Other Liabilities

Other liabilities consist of the following:

	September 30, 2018	September 30, 2017
Customer prepayments and deposits	$3,719	$4,346
Fair value of hedging instrument	132	—
Foreign exchange contract liabilities	—	74
Total other liabilities, current	3,851	4,420
Other payables, net of current portion	511	2,079
Asset retirement obligation	323	866
Senior debt exit premium	4,200	—
Pension liability	—	3,423
Total other liabilities, long-term	5,034	6,368
	$8,885	$10,788

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

12.	Long Term and Other Debt

Outstanding Debt and Capital Leases

The following reflects outstanding debt and capital leases as of the dates indicated below:

	Principal	Unamortized deferred financing charge	Book value, September 30, 2018
Senior bank debt	$140,000	$(8,775)	$131,225
Capital leases and hire purchase contract	543	—	543
Total long-term debt outstanding	140,543	(8,775)	$131,768
Less: current portion of long-term debt	(474)	—	(474)
Long-term debt, excluding current portion	$140,069	$(8,775)	$131,294

	Principal	Unamortized deferred financing charge	Book value, September 30, 2017
Senior bank debt	$122,765	$—	$122,765
Capital leases and hire purchase contract	1,094	—	1,094
Total long-term debt outstanding	123,859	—	$123,859
Less: current portion of long-term debt	(7,931)	—	(7,931)
Long-term debt, excluding current portion	$115,928	$—	$115,928

Long term debt for the years ending September 30 matures as follows:

Fiscal period	Senior bank debt	Capital leases and hire purchase contract	Total
2019	$—	474	474
2020	—	69	69
2021	—	—	—
2022	—	—	—
2023	140,000	—	140,000
Total	$140,000	543	140,543

2018 Refinancing

On August 13, 2018, the Company and certain of its subsidiaries entered into a series of transactions that effected the refinancing of the external borrowings of the Company and its subsidiaries (the “Group”), replacing the Group’s senior term and revolving facilities, originally entered into in 2014, with senior notes of $140.0 million and a revolving credit facility of £7.5 million (equivalent to approximately $9.8 million). As described in further detail below, the senior notes have a 5-year duration and carry a cash interest rate of 9% plus 3-month LIBOR, and the revolving credit facility has a 3-year duration and carries a cash interest rate on any utilization at 4% plus 3-month LIBOR, with any unutilized amount carrying a 1.4% cash interest cost. In connection with the refinancing, the Company also entered into a three-year, fixed-rate, cross-currency swap, as described in further detail below.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

The proceeds of the sale of the Notes were used to, among other things, repay £98.5 million of obligations outstanding under the Company’s Senior Term and Revolving Facility Agreement dated March 18, 2014 (as amended and restated July 13, 2016), among certain subsidiaries of the Company, Ares Management Limited and Lloyds Bank PLC (the “Existing Credit Facility”). The Existing Credit Facility has been replaced in part by the Revolving Credit Facility described below.

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

The Notes were issued at 98% of the par value thereof. Interest on the Notes accrue on a daily basis and bear an interest rate equal to, at the Credit Parties’ option, a base rate or LIBOR rate, plus an applicable margin, which for a base rate borrowing is 8% per annum and for a LIBOR borrowing is 9% per annum. The base rate is calculated based on the greatest of the prime rate, federal funds effective rate and LIBOR rate in effect on the date of calculation. Interest on the Notes is payable in cash (subject to extension in the case of the first interest payment due thereunder as provided in the Note Purchase Agreement) and at the maturity of the Notes in the case of any unpaid interest then outstanding.

Subject to certain conditions, voluntary prepayments are permitted under the Note Purchase Agreement.

Subject to certain exceptions, Gaming Acquisitions is required to make mandatory prepayments of the Notes in respect of amounts received on account of asset sales, insurance or condemnation proceeds and issuances of debt as well as amounts constituting excess cash flows. In the case of proceeds from asset sales and insurance or condemnation payments, so long as no event of default has occurred and to the extent such proceeds do not exceed $1,000,000, Gaming Acquisitions may invest such proceeds—directly or through one of its subsidiaries—in assets of the general type useful in the business of the Company and its subsidiaries. In the case of amounts constituting excess cash flow, Gaming Acquisitions is required to prepay an amount equal to 50% thereof, except that 25% thereof shall be required if the total leverage ratio, as defined in the Note Purchase Agreement, is between 2.50:1.00 and 2.00:1.00 (in each case, minus voluntary repayments made during the applicable fiscal year), and no such prepayment shall be required if the total leverage ratio is 2.00:1.00 or less.

In the event the Notes are redeemed, repaid or prepaid (including as voluntary or mandatory prepayments described above), such repayments or prepayments shall be made together with a payment premium equal to 3.00% of the amount repaid or prepaid, except that such premium will not be payable in the case of mandatory prepayments made on account of insurance or condemnation proceeds or excess cash flows (and either no prepayment penalty or a reduced prepayment premium shall be payable in the case of prepayments made with the proceeds of certain related VAT amounts). In the case of repayments of all or any portion of the Notes on or after the maturity date, such repayment will be made together with an exit premium equal to 3.00% of the amount so repaid. The Company has accrued a $4,200 exit premium as of September 30, 2018 (see Note 11).

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

The Notes are currently listed on the International Stock Exchange of the Channel Islands and shall remain listed until the repayment of the Notes in full in accordance with the terms of the Note Purchase Agreement.

HGV Fund currently holds approximately 95% of the Notes. As disclosed in stock ownership filings with the Securities and Exchange Commission pursuant to Section 16 under the Securities Act of 1934, HGV Fund owns approximately 17.5% of the Company’s outstanding common stock as well as warrants to purchase shares of the Company’s common stock. HGV Fund is also a stockholder and investor in Leisure Acquisition Corp., a special purpose acquisition company affiliated with two members of the Company’s management.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

The obligations under the Revolving Credit Facility are guaranteed on a joint and several basis by each of Gaming Acquisitions, the Company and certain Subsidiary Guarantors party thereto and are secured on a first-priority basis (subject to certain exceptions) by a lien granted to the RCF Security Agent for the benefit of the Revolving Facility Lender on substantially all of the assets of each Credit Party, including all of the capital stock held by such Credit Party. Certain Subsidiary Guarantors acceded to the Revolving Credit Facility Agreement within 30 days of closing.

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

The Revolving Credit Facility contains customary representations and warranties and affirmative covenants applicable to Gaming Acquisitions, the Company and the Company’s subsidiaries and also contains certain restrictive covenants, including, among others, limitations on: the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of the Company’s capital stock, prepayments of certain debt, transactions with affiliates and modifications of the Credit Parties’ organizational documents and certain debt agreements. The Revolving Credit Facility requires quarterly compliance with maximum leverage and fixed charge coverage ratios as well as a minimum liquidity covenant. The agreement also contains customary event of default provisions.

The Company is in compliance with all relevant covenants and the long-term debt portion is correctly classified as such in line with the underlying agreements.

2017 Senior Bank Debt

At September 30, 2017, debt consisted of senior bank debt. Security over the debt consisted of a fixed and floating charge over all assets of the Company and certain of its subsidiaries.

The senior bank facility had a cash interest rate on outstanding borrowings for this line of credit being the Bank of England’s bank’s base rate plus the base rate margin or LIBOR rate plus the bank’s LIBOR rate margin. The loan agreement included a PIK interest rate on the outstanding borrowings that could be paid for or added to the outstanding debt.

The senior bank debt also included a revolving facility commitment for $22,822 (£17,500). The revolver facility had an interest rate on used amounts of 5% plus LIBOR and on unused borrowings of 2%.

PIK Shareholder Loans

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

13.	Derivatives and Hedging Activities

In connection with the Note Purchase Agreement Gaming Acquisitions entered into a three (3) year, fixed-rate, cross-currency swap which swaps the principal and interest payments that will be payable in US Dollars (USD) under the Note Purchase Agreement to Euros (EUR), in part, and Pounds Sterling (GBP), in part. The swap is provided by Nomura (the “Nomura Swap”). Specifically, with respect to the principal payments under the Note Purchase Agreement, Gaming Acquisitions will swap 1/3 of such principal payments from USD to EUR and 2/3 of such principal payments from USD to GBP. Additionally, with respect to the interest payments under the Note Purchase Agreement, Gaming Acquisitions will swap 1/3 of such interest payments from USD to GBP and 2/3 of such interest payments from USD to EUR. The Nomura Swap provides for a foreign exchange rate of $1.13935 USD per €1 EUR and $1.27565 USD per £1 GBP.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain liabilities in terms of its functional currency, the British Pound.

Hedges of Multiple Risks

The Company has variable-rate borrowings denominated in currencies other than its functional currency. As a result, the Company is exposed to fluctuations in both the underlying variable interest rate and the foreign currency of the borrowing against its functional currency, the British Pound. The Company uses derivatives including cross-currency interest rate swaps to manage its exposure to fluctuations in the variable borrowing rate and the GBP-USD exchange rate. Cross-currency interest rate swaps involve exchanging fixed rate interest payments for floating rate interest receipts both of which will occur at the GBP-USD forward exchange rates in effect upon entering into the instrument. The Company designates these derivatives as cash flow hedges of both interest rate and foreign exchange risks.

For derivatives designated and that qualify as cash flow hedges of both interest rate risk and foreign exchange risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified in the periods during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During 2018, the Company estimates that during the year ended September 30, 2019, $1.7 million will be reclassified as a reduction to interest expense.

As of September 30, 2018, the Company had the following outstanding derivatives designated as cash flow hedges that were used to hedge both interest rate risk and foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Pay Fixed Notional	Receive Floating Notional
Cross currency interest rate swaps	1	GBP 36,583	USD 46,667

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

As of September 30, 2018, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Foreign Currency Derivative	Number of Instruments	Pay Fixed Notional	Receive Floating Notional
Cross currency interest rate swaps	1	EUR 81,918	USD 93,333

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of September 30, 2018.

	Balance Sheet Classification	Asset Derivatives Fair Value	Balance Sheet Classification	Liability Derivatives Fair Value
Derivatives designated as hedging instruments:
Interest Rate and Foreign Exchange Products	Fair Value of Hedging Instruments	$747	Derivative Liability	$(3,442)
Total derivatives designated as hedging instruments		$747		$(3,442)
Derivatives not designated as hedging instruments:
Interest Rate and Foreign Exchange Products	Fair Value of Hedging Instruments	$—	Derivative Liability	$(4,450)
Total derivatives not designated as hedging instruments		$—		$(4,450)

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income as of September 30, 2018

	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income
Interest Rate and Foreign Exchange Products	$261	Interest Expense	$30
		Foreign Currency Remeasurement	278
Total	$261		$308

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements as of September 30, 2018.

	Interest Expense	Foreign Currency Remeasurement
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$20,648	$20,648

Gain on cash flow hedging relationships in Subtopic 815-20	$30	$278

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments in the consolidated income statement as of September 30, 2018.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
Interest Rate and Foreign Exchange Products	Change in fair value of derivative liability	$(7,372)

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

The ISDA Master Agreement between Gaming Acquisitions Limited and Nomura Global Financial Products, Inc. is documented using the 2002 Form and the ISDA standard set-off provision in Section 6(f) of the ISDA Master Agreement apply to both parties and is only modified to include Affiliates of the Payee. There is no CSA and thus there is no collateral posting. The only other security for the ISDA include a guaranty of Nomura’s obligations from Nomura Holdings, Inc. and with respect to Gaming Acquisitions Limited, its obligations under the ISDA are cross-collateralized with the debt obligations under the Credit Agreement in the same pool of collateral that supports the debt obligations.

Offsetting of Derivative Assets
September 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair value of hedging instrument	$747	$—	$747	$—	$—	$—

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

Offsetting of Derivative Liabilities

September 30, 2018

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair value of hedging instrument	$7,892	$—	$7,892	$—	$—	$—

Credit-risk-related Contingent Features

The Company has entered into an industry standard ISDA Master Agreement, with a negotiated Scheduled thereto (the “ISDA Agreement”), with the counterparty to its derivative transactions and which ISDA Agreement sets forth various provisions which govern the trading relationship between the Company and its counterparty. Such provisions include certain events which, if triggered by either party, may give rise to an acceleration of the ISDA Agreement, thus triggering the exchange of a breakage payment between the parties.

The ISDA Agreement with the Company’s derivative counterparty contains a provision where the Company could be declared in default on its derivative obligations if, among others, its repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. The ISDA Agreement can also be accelerated if the Company’s creditworthiness becomes materially weaker as the result of a merger, change of control or substantial change in capital structure or if the Company’s obligations under the ISDA Agreement are no longer secured with the underlying indebtedness.

As of September 30, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to the ISDA Agreements ($7,145). As of September 30, 2018, the Company has not posted any collateral related to the ISDA Agreement, as no collateral is required under the terms of such ISDA Agreement. If the Company had breached any of the provision under the ISDA Agreement which resulted in an acceleration of the ISDA Agreement at September 30, 2018, it could have been required to settle its obligations under the ISDA Agreement at its termination value of $10,534.

14.	Fair Value Measurements

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

		September 30,	September 30,
	Level	2018	2017
Earnout liability (see Note 15)	3	$8,021	$16,728
Derivative liability (see Notes 13 and 16)	2	$7,764	$964
Long term receivable (included in other assets)	2	$2,209	$3,235
Foreign exchange contract liability (included in other current liabilities)	2	$—	$74

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

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

Level 3 financial liabilities consist of the earnout liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate (see Note 15).

At September 30, 2018 and 2017, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

15.	Earnout Liability

An earnout payment of up to 2,500,000 shares of the Company’s common stock, subject to certain customary anti-dilution adjustments (the “Earnout Consideration”), was payable pursuant to the Sale Agreement to the previous owners of Inspired based on the financial performance of the Company’s businesses in six specific countries, China, Colombia, Greece, Norway, Spain and Ukraine (collectively, the “Earnout Jurisdictions”), as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the twelve months ending September 30, 2018 (the “Earnout Period”), with the maximum earnout payment of 2,500,000 shares issuable if such EBITDA results with respect to the Earnout Jurisdictions was equal to or greater than £15,000. Based on the preliminary determination of the EBITDA results for such fiscal year with respect to the Earnout Jurisdictions, the number of shares issuable as Earnout Consideration was estimated to be 1,314,896 shares of common stock, and will be issued by December 31, 2018.

In accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”), the earnout shares are not considered indexed to the Company’s own stock and therefore are accounted for as a liability with fair value changes being recorded in the consolidated statements of operations and comprehensive loss. Prior to September 30, 2018, the fair value of the Earnout Consideration was calculated using a Monte Carlo simulation to estimate the variance and relative risk of achieving future EBITDA during the Earnout Period in the Earnout Jurisdictions. The Earnout Consideration was valued at $8,021 and $16,728 at September 30, 2018 and 2017, respectively.

The following table provides a reconciliation of the beginning and ending balances for the earnout liability measured using significant unobservable inputs (Level 3):

Balance – September 30, 2017	$16,728
Change in fair value of earnout liability	(8,707)
Balance – September 30, 2018	$8,021

The final amount for settlement of the earnout liability will be determined by December 31, 2018.

16.	Derivative Liability

The Company’s Board of Directors adopted the Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan (the “Third Incentive Plan”) in September 2018 subject to the approval by the Company’s stockholders, and approved initial grants of restricted stock units (“RSUs”) thereunder to members of management and other participants in the aggregate amount of 534,188 shares contingent on approval by the Company’s stockholders. These awards of RSUs are scheduled to vest in one-third installments on each of December 31, 2019, 2020 and 2021; however, in the event the Company’s stockholders do not approve the plan by December 31, 2019, the first scheduled vesting date, the awards will be cancelled and award recipients would be eligible to receive a cash payment (provided they remain service providers to the Company) with respect to the value of one-third of the RSUs (to be determined based on the volume weighted average price of the Company’s common stock over the 30 trading days prior to the date of cancellation). This contingent cash payment obligation, which is not within the Company’s control, in conjunction with the cancellation of RSUs results in the awards being classified as a derivative liability until stockholder approval is obtained with fair value changes being recorded in the consolidated statements of operations and comprehensive loss. The fair value of the liability is calculated based on the value of the underlying common stock which was $6.10 per share on the grant date. Until stockholder approval is obtained, these awards are not considered issued and outstanding equity grants.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

In addition, the awards of RSUs that were granted under the Company’s Second Long-Term Incentive Plan (“Second Incentive Plan”) prior to approval by the Company’s stockholders, which was obtained in March 2018, were initially classified as a derivative liability due to the Company’s obligation to settle those awards in cash in the event stockholders did not approve the plan. The awards under the Second Incentive Plan included RSUs approved at the time of the Merger and RSUs approved in December 2017 for the Company’s Executive Chairman and Chief Strategy Officer in connection with the cancellation of awards of restricted stock they received under the Company’s 2016 Long-Term Incentive Plan (the “First Incentive Plan”) (see Note 18). The awards of RSUs to such executives under the Second Incentive Plan were considered a modification that resulted in the original classification of their awards as an equity instrument being switched to a liability instrument, and in $1,482 of previously recognized compensation expense being reclassified from additional paid in capital to derivative liability. The derivative liability associated with awards under the Second Incentive Plan was eliminated upon stockholder approval, and the liability was reclassified to additional paid in capital at the fair value amount of $2,848 during the year ended September 30, 2018.

See Note 13, “Derivatives and Hedging Activities,” for a discussion of the Company’s cross-currency swap.

17.	Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At September 30, 2018 and 2017, there were no shares of preferred stock issued or outstanding.

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

Each share of Series A Preferred Stock, if issued, will not be redeemable, and will entitle the holder thereof to cumulative quarterly dividend payments equal to the greater of (1) $1.00 or (2) 1,000 times the aggregate per share amount of all cash dividends, plus 1,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of common stock of the Company. Each share of Series A Preferred Stock shall entitle the holder to 1,000 votes on all matters submitted to a vote of shareholders. The Series A Preferred Stock will entitle the holder thereof to receive $1,000 per share, plus any accrued and unpaid dividends thereon, upon liquidation and, if shares of common stock are exchanged via merger, consolidation or a similar transaction, will entitle the holder thereof to a per share payment equal to $1,000 per share.

The Series A Preferred Stock will rank junior to all other series of preferred stock as to the payment of dividends and the distribution of assets, whether or not upon the dissolution, liquidation or winding up of the Company.

Stockholder Rights Plan

On August 13, 2017, the Board of Directors of the Company adopted a stockholder rights plan and declared a distribution of one right (“Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on August 25, 2017 (the “Record Date”). Each Right entitles its holder, under the circumstances described below, to purchase from the Company one one-thousandth of a share of Series A Preferred Stock of the Company at an exercise price of $45.00 per Right, subject to adjustment. The terms of the Rights are set forth in a Rights Agreement, dated as of August 13, 2017 (the “Rights Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. The Rights Agreement was approved by the Company’s stockholders at the Company’s annual meeting held on March 7, 2018.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

The Rights are not exercisable until the distribution time.

Unless earlier redeemed or exchanged by the Company as described below, the Rights will expire at the close of business on August 12, 2020.

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

Warrants

As of September 30, 2018, the Company has 19,079,130 outstanding warrants to purchase an aggregate of 9,539,565 shares of the Company’s common stock, which includes 7,999,900 warrants originally issued as part of the initial public offering (the “IPO”) (the “Public Warrants”) and 11,079,230 warrants issued in private placements in connection with the IPO and the Merger (the “Private Placement Warrants”). Each warrant entitles its holder to purchase one-half of one share of the Company’s common stock at an exercise price of $11.50 per whole share and will expire on December 23, 2021. The warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The warrants became exercisable 30 days after the Closing Date. The Company may redeem the Public Warrants at a price of $0.01 per warrant if the last sale price of the common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period. The Company may not redeem the Private Placement Warrants so long as they are held by the initial purchaser or such purchasers’ permitted transferees; if held by other persons, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

18.	Stock-Based Compensation

The Company’s First Incentive Plan and Second Incentive Plan were adopted by the Company’s Board of Directors in connection with the Merger and approved by the Company’s stockholders in December 2016 and March 2018, respectively. These plans authorize the issuance of an aggregate of 4,078,818 shares pursuant to awards of restricted stock (“RSAs”), RSUs, stock options and other equity-related awards thereunder. As of September 30, 2018, there were 2,450,588 shares subject to outstanding awards, including approximately 1.1 million subject to market-price vesting conditions, and 1,065,899 shares available for new awards. A further 2,550,000 shares have been reserved for issuance under the Third Incentive Plan, which was adopted by the Board of Directors in September 2018 subject to stockholder approval. The plans are administered by the Compensation Committee which has broad discretion to determine eligibility, vesting schedule and other terms subject to the requirements of the applicable plans.

The Company also has an employee stock purchase plan (“ESPP”) that authorizes the issuance of up to an aggregate of 500,000 shares of common stock pursuant to purchases thereunder by employees. The ESPP, which was approved by stockholders in July 2017, is administered by the Compensation Committee which has discretion to designate the length of offering periods and other terms subject to the requirements of the plan. The Company has conducted only one offering period under the ESPP which occurred in 2017 during which eligible participants were able to purchase up to 500 shares at a discounted purchase price equal to 85% (and 80% for non-U.S. participants) of the lower of the fair market values of the stock as of the beginning and end of the period. A total of 24,600 shares were purchased during the offering period in 2017. As of September 30, 2018, a total of 475,400 shares remain available for purchase under the ESPP. The Company recognized $88 of compensation expense related to the ESPP during the period ended September 30, 2017.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

The Company’s stock-based awards under the foregoing plans, including awards of RSAs and RSUs and purchase rights under the ESPP, are recognized in the financial statements based on their fair value. The awards that were granted with market-price vesting conditions were valued using a Monte Carlo simulation method, and the awards that were granted with service-based vesting conditions were valued at the market value of the Company’s common stock on the grant date.

A summary of the Company’s RSA activity during the year ended September 30, 2018 is as follows:

Number of Shares

Unvested Outstanding at September 30, 2017	2,012,445
Granted	—
Forfeited	(1,076,272)
Vested	(312,057)
Unvested Outstanding at September 30, 2018	624,116

A summary of the Company’s RSUs activity during the year ended September 30, 2018 is as follows:

Number of Shares

Unvested Outstanding at September 30, 2017	738,854
Granted	1,330,766
Forfeited	(10,351)
Vested	(329,778)
Unvested Outstanding at September 30, 2018	1,729,491

Stock-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The modification of certain awards held by two executive officers of the Company in December 2017 resulted in $2,105 of incremental compensation cost being recognized as of the modification date.

The Company recognized stock-based compensation expense as follows:

	Period Ended September 30,
	2018	2017

RSAs and RSUs	$5,009	$4,099
Modification of awards	2,105	—
Payroll taxes on vesting of RSUs	310	—
	$7,424	$4,099

Total unrecognized compensation expense related to unvested stock awards and unvested RSUs at September 30, 2018 amounts to $9,844 and is expected to be recognized over a weighted average period of 1.3 years.

19.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive Loss
Balance at September 24, 2016	$(59,971)	$—	$26,866	$(33,105)
Change during the period	(18,697)	—	(1,343)	(20,040)
Balance at September 30, 2017	(78,668)	—	$25,523	$(53,145)
Change during the period	(273)	47	(5,209)	(5,435)
Balance at September 30, 2018	$(78,941)	$47	20,314	(58,580)

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

20.	Net Loss per Share

Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period, including stock options, restricted stock and warrants, using the treasury stock method, and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Period Ended September 30,
	2018		2017
Earnout Shares	1,314,896	*	2,500,000
Restricted Stock Units	1,826,472		756,331
Unvested Restricted Stock	624,116		2,012,445
Stock Warrants	9,539,565		9,539,615
	13,305,049		14,808,391

*       This number is based on a preliminary calculation of the number of shares estimated to be issued as Earnout Consideration. The calculation and payment are expected to be finalized by December 31, 2018.

21.	Other Finance Income (Costs)

Other finance income (costs) consisted of the following for the periods ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Pension interest cost	$(2,954)	$(2,559)
Expected return on pension plan assets	3,733	2,402
Foreign currency translation on senior bank debt	3,355	—
Other	—	(61)
	$4,134	$(218)

22.	Income Taxes

The following comprises the loss before income taxes:

	September 30, 2018	September 30, 2017
UK	$(18,939)	$(38,720)
North America	(1,058)	(5,906)
Mainland Europe	(212)	(5,450)
South America	(205)	1,146
Total loss before income taxes	$(20,414)	$(48,930)

The income tax expense consisted of the following for the periods ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Income tax expense:
Current
UK	$30	$7
Mainland Europe	152	130
South America	—	47
Total current taxes	$182	$184

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

The net deferred tax assets and liabilities arising from temporary differences at September 30, 2018 and 2017 are as follows:

	September 30, 2018	September 30, 2017
Depreciation	$32,091	$35,915
Net operating losses	23,069	13,002
Other temporary differences	2,463	1,485
Total deferred tax assets	57,623	50,402
Valuation allowance balance	(54,855)	(48,832)
Net deferred tax assets	2,768	1,570
Deferred tax liabilities
Intangible assets	(971)	(1,570)
Other temporary differences	(1,797)	—
Net deferred tax liabilities	$—	$—

The differences between the US statutory tax rate and our effective rate for the periods ended September 30, 2018 and 2017 are reflected in the following table:

	September 30, 2018	September 30, 2017
Statutory income tax	24.5%	34.0%
State taxes (net of federal)	4.9%	1.9
Tax effect of permanent differences	8.4%	2.8%
ATCA interest disallowed	—%	(3.3)%
Effect of foreign taxes	(8.4)%	(15.1)%
Rate change	(9.0)%	—%
Valuation allowance	(21.3)%	(20.7)%
Effective income tax rate	(0.9)%	(0.4)%

The valuation allowance on deferred tax assets has been determined by considering all available evidence, both positive and negative, in order to ascertain whether it is more likely than not that carried forward deferred tax assets will be realized. The Group has a total potential net deferred tax asset carried forward of $54,855 at September 30, 2018.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management determined that it is more likely than not that the Company will not realize the deferred income tax asset balances and therefore, recorded a full valuation allowance of $54,855 as of September 30, 2018.

Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns from 2014 to 2017 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2012 to 2017 remain subject to examination by tax authorities.

In addition to the UK, the Group is subject to taxation in the US, and in certain foreign jurisdictions (primarily in Europe), where the total of non-UK taxes payable for the period ended September 30, 2018 is $152.

The Group has not recognized deferred tax liabilities in respect of unremitted earnings that are considered indefinitely reinvested in foreign subsidiaries.

On December 22, 2017 several significant changes to the U.S. tax code were signed into law under the Tax Cuts and Jobs Act (the “Act”). Included among such changes is a reduction of the US corporate tax rate from 35% to 21%. Most of the effective dates of provisions in the Act are based on tax years beginning after December 31, 2017. Accordingly, many of the related provisions should not impact the Company until the fiscal year beginning October 1, 2018. Nonetheless, the Company continues to evaluate the impact of the Act on the tax provision.

The utilization of the Company’s pre-Merger net operating losses is subject to a limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

23.	Related Parties

We occupy office space leased by a company affiliated with our Executive Chairman. We acquired inventory and paid maintenance expenses for the office.

		Period Ended September 30,
		2018	2017
Hydra Management LLC	Selling, general and administrative expenses	$(135)	$(162)

We incurred certain offering expenses in connection with an underwritten public offering of shares principally held by our largest stockholder, Landgame S.à.r.l, which closed in January 2018 as to which our expenses were reimbursed by the selling stockholders. For the period ended September 30, 2018, the aggregate amount invoiced for reimbursement was $670.

We paid consulting fees to an entity owned by Jim O’Halleran, who was a director of Inspired prior to the Business Combination. For the period ended September 30, 2017, fees totaled $328. The agreement terminated in November 2017.

HG Vora Special Opportunities Master Fund, Inc., which owns approximately 17.5% of our common stock and warrants to purchase an additional 400,000 shares of our common stock, purchased promissory notes issued by a subsidiary of the Company in the aggregate principal amount of $140 million in connection with the refinancing of our debt facilities (see Note 12). HG Vora is also a stockholder and investor in Leisure Acquisition Corp., a special purpose acquisition company affiliated with two members of our management. Interest expense payable to HG Vora amounted to $2,069 for the period ended September 30, 2018.

24.	Operating Leases

At September 30, 2018, we were obligated under operating leases covering office and warehouse space and transportation equipment expiring at various dates. Future minimum lease payments required under our operating leases at September 30, 2018 were approximately as follows:

Fiscal period ending September 30,
2019	$1,951
2020	1,357
2021	485
2022	117
Total	$3,910

Rent expense under all operating leases was $1,603 and $1,642 for the periods ended September 30, 2018 and 2017, respectively.

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

25.	Commitments and Contingencies

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

26.	Pension Plan

We operate a combined scheme which comprises of a defined benefit section and a defined contribution section in the UK.

The defined contribution scheme assets are held separately from those of the Group in an independently administered fund. The pension cost charge represents contributions payable by the Group and amounted to $1,965 and $1,788 for the periods ending September 30, 2018 and 2017, respectively. Contributions totaling $247 and $228 were payable to the fund as at September 30, 2018 and 2017, respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

The defined benefit section has been closed to new entrants since April 1, 1999 and closed to future accruals for services rendered to the Company for the entire financial statement periods presented in these consolidated financial statements. Retirement benefits are generally based on a portion of an employee’s pensionable earnings during years prior to 2010. Our policy is to make contributions according to schedules agreed with the trustee every 3 years after completion of the triennial valuation undertaken by the scheme’s actuaries. Per the current Schedule of Contributions, $2,999 will be contributed to the pension plan in the period ending September 30, 2019. The Company is currently re-negotiating future contributions in line with the next triennial valuation and, as a result, the actual contributions to the pension plan in the period ending September 30, 2019 may be materially different to $2,999. The latest actuarial valuation of the scheme at March 31, 2015 revealed a funding shortfall and a recovery plan consisting of additional contributions payable to the scheme has been put into place.

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

The plan investment policy is to maximize long-term financial return commensurate with security and minimizing risk. This is achieved by holding a portfolio of marketable investments that avoids over-concentration of investment and spreads assets both over industries and geographies. In setting investment strategy, the trustees considered the lowest risk strategy that they could adopt in relation to the plan’s liabilities and designed an asset allocation to achieve a higher return while maintaining a cautious approach to meeting the plan’s liabilities. The trustees undertook a review of investment strategy and took advice from their investment advisors. They considered a full range of asset classes, the risks and rewards of a range of alternative asset allocation strategies, the suitability of each asset class and the need for appropriate diversification. The pension scheme has implemented a new investment strategy over the year to reduce risk without adversely affecting return. The current strategy is to hold 27% in a diversified growth fund, 14% in absolute return bonds, 18% in equity-linked bonds, 5% in a liability-driven investment fund and 36% in a buy-in policy.

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

Our valuation methodologies used for pension assets measured at fair value are as follows. There have been no changes in the methodologies used at September 30, 2018 and 2017.

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

As of September 30, 2018 and 2017, the diversified fund was redeemable at NAV as of the measurement dates and, therefore, classified as Level 2.

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
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

The following table sets forth the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at our September 30, 2018 and 2017 measurement dates:

	September 30, 2018	September 30, 2017
Change in benefit obligation:
Benefit obligation at beginning of period	$105,877	$104,667
Interest cost	2,954	2,559
Prior service cost	477	—
Actuarial (gain)/loss	(8,322)	300
Benefits paid	(2,577)	(4,827)
Foreign currency translation adjustments	(2,600)	3,178
Benefit obligation at end of period	$95,809	$105,877
Change in plan assets:
Fair value of plan assets at beginning of period	$102,454	$96,692
Actual gain on plan assets	670	3,596
Employer contributions	3,307	3,280
Benefits paid	(2,577)	(4,827)
Foreign currency translation adjustments	(2,788)	3,713
Fair value of assets at end of period	$101,066	$102,454
Amount recognized in the consolidated balance sheets:
Overfunded (Unfunded) status (non-current)	$5,257	$(3,423)
Net amount recognized	$5,257	$(3,423)

The following table presents the components of our net periodic pension benefit cost:

	September 30, 2018	September 30, 2017
Components of net periodic pension benefit cost:
Interest cost	$2,954	$2,559
Expected return on plan assets	(3,733)	(2,402)
Amortization of net loss	425	448
Net periodic (benefit) cost	$(354)	$605

The accumulated benefit obligation for all defined benefit pension plans was $95,809 and $105,877 as of September 30, 2018 and 2017, respectively. The overfunded (underfunded) status of our defined benefit pension plans recorded as an asset/liability in our consolidated balance sheets as of September 30, 2018 and 2017 was $5,257 and $(3,423), respectively.

The estimated net loss, net transition asset (obligation) and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $215, $0 and $18, respectively.

The fair value of the plan assets at September 30, 2018 by asset category is presented below:

	Level 1	Level 2	Level 3	Total
Diversified fund	$—	$63,904	$—	$63,904
Buy-in contract	—	—	36,621	36,621
Cash	541	—	—	541
Total	$541	$63,904	$36,621	$101,066

The fair value of the plan assets at September 30, 2017 by asset category is presented below:

	Level 1	Level 2	Level 3	Total
Diversified fund	$—	$60,977	$—	$60,977
Buy-in contract	—	—	40,452	40,452
Cash	1,025	—	—	1,025
Total	$1,025	$60,977	$40,452	$102,454

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

The table below presents the weighted-average actuarial assumptions used to determine the benefit obligation and net periodic benefit cost for the Plan.

	September 30, 2018	September 30, 2017
Discount rate	2.90%	2.80%
Expected return on assets	3.70%	3.60%
RPI inflation	3.20%	3.40%
CPI inflation	2.20%	2.40%
Pension increases – pre-2006 service	3.10%	3.30%
Pension increases – post-2006 service	2.20%	2.20%

The following benefit payments are expected to be paid:

2019	$2,453
2020	$2,419
2021	$2,646
2022	$2,671
2023	$2,989
Thereafter (5 years from September 2023)	$17,285

27.	Segmental Reporting and Geographic Information

Operating segments are identified as components of an enterprise for which separate and discrete financial information is available and is used by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision-maker is the Office of the Executive Chairman.

The Company’s chief decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and operating profit by operating unit. This information is used for purposes of allocating resources and evaluating financial performance.

The Company operates its business along two operating segments, which are segregated based on the basis of revenue stream: Service Based Gaming and Virtual Sports (which includes Interactive). The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.”

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), total assets and total capital expenditures for the periods ended September 30, 2018 and 2017, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions.

Segment Information

Period ended September 30, 2018

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$93,161	$37,763	$—	$130,924
Hardware	10,457	—	—	10,457
Total revenue	103,618	37,763	—	141,381
Cost of sales, excluding depreciation and amortization:
Cost of service	(17,975)	(4,626)	—	(22,601)
Cost of hardware	(8,179)	—	—	(8,179)
Selling, general and administrative expenses	(15,693)	(7,503)	(36,918)	(60,114)
Stock-based compensation expense	(261)	(305)	(6,858)	(7,424)
Impairment expense	(4,715)	(2,964)	—	(7,679)
Acquisition related transaction expenses	—	—	(864)	(864)
Depreciation and amortization	(34,142)	(6,338)	(1,352)	(41,832)
Segment operating income (loss)	22,653	16,027	(45,992)	(7,312)

Net operating loss				(7,312)

Total assets at September 30, 2018	$103,378	$69,545	$34,989	$207,912

Total goodwill at September 30, 2018	$—	$45,818	$—	$45,818

Total capital expenditures for the period ended September 30, 2018	$35,262	$6,798	$202	$42,262

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

Period ended September 30, 2017

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$74,072	$33,424	$—	$107,496
Hardware	15,048	—	—	15,048
Total revenue	89,120	33,424	—	122,544
Cost of sales, excluding depreciation and amortization:
Cost of service	(11,688)	(4,157)	—	(15,845)
Cost of hardware	(10,839)	—	—	(10,839)
Selling, general and administrative expenses	(15,569)	(6,168)	(36,564)	(58,301)
Stock-based compensation expense	(231)	(261)	(3,743)	(4,235)
Acquisition related transaction expenses	—	—	(11,411)	(11,411)
Depreciation and amortization	(26,367)	(5,587)	(1,856)	(33,810)
Segment operating income (loss)	24,426	17,251	(53,574)	(11,897)

Net operating loss				$(11,897)

Total assets at September 30, 2017	$113,692	$75,975	$29,356	$219,023

Total goodwill at September 30, 2017	$—	$47,076	$—	$47,076

Total capital expenditures for the period ended September 30, 2017	$22,921	$7,039	$2,768	$32,728

Geographic Information

Geographic information for revenue is set forth below:

	September 30, 2018	September 30, 2017
Total revenue
UK	$89,626	$79,991
Greece	23,445	11,668
Italy	18,603	16,598
Rest of world	9,707	14,287
Total	$141,381	$122,544

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands, except share and per share data)

Geographic information of our non-current assets excluding goodwill is set forth below:

	September 30, 2018	September 30, 2017
Total non-current assets, excluding goodwill
UK	$60,037	$68,069
Greece	36,175	20,728
Italy	3,368	5,761
Rest of world	3,962	14,189
Total	$103,542	$108,747

Software development costs are included as attributable to the market in which they are used.

28.	Customer Concentration

During the period ended September 30, 2018, three customers represented at least 10% of revenues, accounting for 24%, 17% and 13% of the Company’s revenues. During the period ended September 30, 2017, two customers represented at least 10% of revenues, accounting for 26% and 10% of the Company’s revenues.

At September 30, 2018, three customers represented at least 10% of accounts receivable, accounting for 15%, 13% and 12% of the Company’s accounts receivable. At September 30, 2017, two customers represented at least 10% of accounts receivable, accounting for 26% and 13% of the Company’s accounts receivable.

29.	Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.