Form 10-K/A
period 2018-09-30
Inspired Entertainment, Inc.
filed 2019-01-28
CIK 1615063

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC
Preferred Stock Purchase Rights	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 15, 2019, there were 21,494,513 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Inspired Entertainment, Inc. (the “Company” or “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on December 10, 2018, to add the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. This information was previously omitted from the Form 10-K in reliance upon General Instruction G(3) to Form 10-K, which permits such information to be incorporated in the Form 10-K by reference from a definitive proxy statement that involves the election of directors, or to be added by an amendment to the Form l0-K, provided that either the definitive proxy statement or the amendment to the Form 10-K is filed with the SEC not later than 120 days after the end of the fiscal year covered by the Form 10-K.

In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new Exhibits 31.1 and 31.2 are filed herewith.

This Amendment does not amend or otherwise update any other information in the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K, as well as with our other filings with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age*	Position
A. Lorne Weil	72	Executive Chairman
M. Alexander Hoye	49	Director
Ira H. Raphaelson	65	Director
Desirée G. Rogers	59	Director
Steven M. Saferin	70	Director
John M. Vandemore	45	Director
Brooks H. Pierce	57	President and Chief Operating Officer
Daniel B. Silvers	42	Executive Vice President and Chief Strategy Officer
Stewart F.B. Baker	35	Executive Vice President and Chief Financial Officer
Steven R. Rogers	43	Chief Commercial Officer, Digital Games
Lee Gregory	51	Chief Commercial Officer, Server Based Gaming

*As of January 15, 2019

A. Lorne Weil has served as our Executive Chairman since the consummation of the business combination that created the current Inspired Entertainment, Inc. in December 2016 (the “Business Combination”). Mr. Weil was the co-sponsor and founder of Inspired’s predecessor, Hydra Industries Acquisition Corp, and served as its Chairman and Chief Executive Officer since its formation in 2014. Mr. Weil has been a principal of Hydra Management, an investment vehicle he formed, since September 2014. Mr. Weil was Chairman of the Board of Scientific Games Corporation (and its predecessor Autotote Corporation) from October 1991 to November 2013. Scientific Games Corporation is a supplier of technology-based products, systems and services to gaming markets worldwide. Mr. Weil also served as the Chief Executive Officer of Scientific Games Corporation from 1992 to 2008 and from November 2010 to November 2013 and as the President from August 1997 to June 2005. Under Mr. Weil’s stewardship, the company made a number of significant acquisitions and joint ventures, including the privatization of the off-track betting operations of the State of Connecticut, and the acquisitions of Scientific Games Holdings Corp., IGT Online Entertainment Systems, Global Draw and WMS Industries, and the privatization of the Illinois, New Jersey and Italian lotteries. Prior to joining Scientific Games, Mr. Weil was President of Lorne Weil, Inc., a firm he founded which provided strategic planning and corporate development services to technology-based industries, a role he maintained from 1979 to November 1992. From 1974 to 1979, Mr. Weil was Vice President — Corporate Development at General Instrument Corporation. From 1970 to 1974, Mr. Weil was a manager with the Boston Consulting Group. Mr. Weil received his undergraduate degree from the University of Toronto, an M.S. degree from the London School of Economics and an M.B.A. from Columbia University, where he served for more than 10 years on the Board of Overseers. In 2012, Mr. Weil was the sponsor and Chairman of the Board of Andina Acquisition Corp., a NASDAQ-listed blank check company and is currently the Chairman of its successor entity, Tecnoglass Inc. Mr. Weil has been Executive Chairman of Leisure Acquisition Corp., a blank check company, since September 2017. We believe Mr. Weil is well qualified to serve as a member of our Board due to his extensive business and leadership experience particularly in the gaming industry.

M. Alexander Hoye has been a director since May 2017. Mr. Hoye is the Chief Executive Officer of The Faction Collective S.A., a venture-backed retail brand platform that he co-founded in 2006. He is Chairman and co-founder of the London-based Runway East which provides co-working locations and other services for businesses. He was Chief Executive Officer of the digital marketing firm Latitude Group from August 2008 to November 2012. In 1999, he co-founded GoIndustry plc, a global industrial asset resale marketplace, where he was CFO when it was taken public in 2006. He is an angel investor in numerous technology and retail-based projects. He was employed by McKinsey & Co. from 1996 to 1999 as a management consultant with a focus on financial institutions, corporate restructuring, ecommerce, M&A and new market entry and before that worked in the Studios strategic planning division of Walt Disney Company. He has an undergraduate degree from Stanford University and an M.B.A. from Harvard Business School. We believe Mr. Hoye is well qualified to serve as a member of our Board due to his extensive business experience, including his experience with public companies.

Ira H. Raphaelson has been a director since the Business Combination in December 2016. Mr. Raphaelson is Senior Counsel at the law firm of White & Case LLP, in Washington, D.C and Chicago, Illinois. Mr. Raphaelson has also been an adjunct professor of law at Northwestern University's Pritzker School of Law since September 2017. Mr. Raphaelson served as Executive Vice President and Global General Counsel of Las Vegas Sands Corp. from November 2011 and as the company’s Secretary from January 2015 until August 2016. Mr. Raphaelson served as vice president and general counsel of Scientific Games Corp. from February 2006 until October 2011 and as its secretary from June 2006 until October 2011. Mr. Raphaelson was a partner in and helped manage the Washington D.C. office of the law firm of O’Melveny & Myers LLP for ten years and a partner in the Washington D.C. office of Shaw Pittman for three years. Prior to entering private practice, he was a state and federal prosecutor for 15 years, serving the last two years as a Presidentially appointed Special Counsel for Financial Institutions Crime within the Department of Justice. Mr. Raphaelson earned an undergraduate degree and a law degree from Northwestern University. We believe Mr. Raphaelson is well-qualified to serve as a member of our Board due to his extensive legal and business experience, including his experience with public companies and advising with respect to legal compliance.

Desirée G. Rogers has been a director since August 2018. Ms. Rogers was the Chief Executive Officer of Johnson Publishing Company, LLC, a lifestyle company inspired by the African American experience, from August 2010 until May 2017. Since May 2013, Ms. Rogers has served as the Chair of the Chicago tourism bureau, Choose Chicago. Ms. Rogers was the White House Social Secretary for President Obama from January 2009 to April 2010. She served as President of Social Networking for Allstate Financial, a business unit of the Allstate Corporation, from July 2008 to December 2008; as President of Peoples Gas and North Shore Gas, two utility companies owned by Peoples Energy Corporation (a public company acquired by Integrys Energy Group), from 2004 to July 2008; as Senior Vice President and Chief Marketing Officer and Vice President of Peoples Energy Corporation from 1997 to 2004; and as a Director of the Illinois Lottery from 1991 to 1997. In addition, Ms. Rogers served on the Board of Trustees of Equity Residential, a public real estate investment trust, from October 2003 to January 2009. She has also served on the board of Blue Cross Blue Shield and Pinnacle Entertainment, Inc. (until its merger with Penn National Gaming, Inc. in October 2018) , and as the Vice Chairman of the Lincoln Park Zoo and the Museum of Science and Industry. She currently serves on the boards of DonorsChoose, Northwestern Memorial Foundation, the Economic Club, the Commercial Club and World Business Chicago, and on the board of MDC Partners Inc. She has an undergraduate degree from Wellesley College and an M.B.A. from Harvard Business School. We believe Ms. Rogers is well qualified to serve as a member of our Board due to her extensive experience as a senior executive in the public and private sectors.

Steven M. Saferin has been a director since August 2018. Mr. Saferin founded Media Drop-In Productions (later named MDI Entertainment), a licensed lottery games and promotions business in 1986, where he served as President and Chief Executive Officer until 2003, when he sold the company to Scientific Games Corporation. Following the sale, Mr. Saferin continued to lead MDI as a division president and also assumed the position of Chief Creative Officer for Scientific Games in 2009 until his retirement in 2016. Prior to founding MDI, Mr. Saferin was the Director of Program Acquisitions at ESPN from 1982 to 1986 and served as a vice president with both Viacom Communications and Warner Amex Cable from 1978 to 1982. Mr. Saferin was an attorney for the Federal Communications Commission and for Viacom International Inc. between 1974 and 1978. Mr. Saferin serves on the Dean’s advisory committees for the School of Communication at American University and for the Odum School of Ecology at the University of Georgia. He has a journalism degree from American University and was a sportswriter at the Washington Post. He holds a law degree from the University of Maryland. He has been recognized by the Lottery Hall of Fame for innovations in lottery advertising and the invention and implementation of licensed games in the lottery industry. We believe Mr. Saferin is well qualified to serve as a member of our Board due to his extensive experience in business, brand marketing and as a lottery products innovator.

John M. Vandemore has been a director since the Business Combination in December 2016. Mr. Vandemore has served as Chief Financial Officer of Skechers, a globally branded casual footwear design and marketing company, since November 2017. Previously, he served as Executive Vice President, Divisional Chief Financial Officer of Mattel, from September 2015 until October 2017. Prior to that, he served as Chief Financial Officer and Treasurer of International Game Technology from 2012 until 2015. Prior to that, from 2007 to 2012, Mr. Vandemore served as Vice President and Chief Financial Officer of Walt Disney Imagineering, a division of The Walt Disney Company, a global entertainment company. From 2005 to 2007, Mr. Vandemore served as Vice President and Director, Operations Planning & Analysis of The Walt Disney Company. Prior to 2005, Mr. Vandemore held various positions at AlixPartners, Goldman Sachs, and PricewaterhouseCoopers. Mr. Vandemore earned a Bachelor of Business Administration degree with a major in Accountancy from the University of Notre Dame and a Master of Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University. We believe Mr. Vandemore is well qualified to serve as a member of our Board due to his extensive financial, accounting and business experience, including his experience as a chief financial officer.

Brooks H. Pierce has been our President and Chief Operating Officer since May 2018 and is a member of our Office of the Executive Chairman. Mr. Pierce joined the Company as Senior Vice President, North America, in April 2018 and previously held the position of Chief Executive Officer of BHP Consulting Group, LLC (“BHP”), a sales, marketing and leadership consulting firm that provided consulting services to the Company from May 2017 through March 2018. From 2015 to 2017, Mr. Pierce was Managing Director of the Americas for Aristocrat Technologies, Inc. He was Chief Revenue Officer for the gaming division of Scientific Games Corporation from 2012 to 2015 and held various other roles within Scientific Games from 1991 to 2010, including Senior Vice President of Marketing and President of Scientific Games Racing. From 2010 to 2012, Mr. Pierce was the Chief Business Development Officer for Sportech PLC, a UK-based gaming equipment and systems supplier. He is currently a Member of the Advisory Board of Leading Edge Ventures, a Wilmington, Delaware-based venture capital fund, as well as an Advisory Board Member of the Horn Entrepreneurial Program at the University of Delaware. He received his BA from the University of Delaware and is a graduate of the Columbia Business School Senior Executive Program.

Daniel B. Silvers has been our Executive Vice President and Chief Strategy Officer since the Business Combination in December 2016 and is a member of our Office of the Executive Chairman. Mr. Silvers is also the managing member of Matthews Lane Capital Partners LLC, an investment firm he founded in June 2015. He has served as Chief Executive Officer and a director of Leisure Acquisition Corp., a blank check company, since September 2017. Mr. Silvers serves as a director of Avid Technology, Inc.  Mr. Silvers previously served on the boards of directors of International Game Technology, Universal Health Services, Inc., Forestar Group Inc., bwin.party digital entertainment plc, Pico Holdings, Inc., Ashford Hospitality Prime, Inc. and India Hospitality Corp., as well as serving as President of Western Liberty Bancorp, an acquisition-oriented company which bought and recapitalized Service1st Bank of Nevada, a community bank in Las Vegas, Nevada. In 2015, Mr. Silvers was featured in the National Association of Corporate Directors’ “A New Generation of Board Leadership: Directors Under Age 40” list of emerging corporate directors. Prior to founding Matthews Lane in 2015, Mr. Silvers was the President of SpringOwl Asset Management LLC, having joined a predecessor entity in 2009. Previously, Mr. Silvers was a Vice President at Fortress Investment Group, a leading global alternative asset manager, where he worked from 2005 to 2009. Prior to joining Fortress, he was a senior member of the real estate, gaming and lodging investment banking group at Bear, Stearns and Co. Inc., where he worked from 1999 to 2005. Mr. Silvers holds a B.S. in Economics and an M.B.A. in Finance from The Wharton School of the University of Pennsylvania.

Stewart F.B. Baker has been our Chief Financial Officer since January 2017 and is a member of our Office of the Executive Chairman. Mr. Baker previously served as Director of Finance for Inspired Gaming Group from October 2015 to January 2017 and as Group Financial Controller from September 2014 to October 2015. From 2009 to 2014, Mr. Baker was employed by Experian plc, a leading global information services company, serving in various positions, including Divisional Financial Controller. Mr. Baker previously worked as a Chartered Accountant at Deloitte LLP. Mr. Baker holds a BSc in Economics from the University of Sheffield (UK), where he was awarded the Knoop Prize.

Steven R. Rogers joined Inspired Gaming Group in 2006 and has served as Chief Commercial Officer, Digital Games, since 2009. Mr. Rogers is responsible for divisional P&L and product strategy of our Virtual Sports product area. Mr. Rogers previously served as the Chief Operating Officer of Red Vision, a computer-generated imaging company based in Manchester, UK which specialized in animation for the television and film industries and was acquired by Inspired in 2006. Mr. Rogers is a Chartered Management Accountant who completed his accountancy qualifications while being employed as Management Accountant and Finance Director from 1998-2002 at Red Vision.

Lee Gregory joined Inspired Gaming Group in 1984 and has served as Chief Commercial Officer, Server Based Gaming, since 2015, with responsibility for the global SBG market. From 2012 to 2015, Mr. Gregory served as Inspired Gaming Group’s Senior Vice President with responsibility for the Company’s home market in the United Kingdom, which is its largest market. Mr. Gregory has more than thirty years of gaming market experience, including in product and game development with responsibility for all types of development programs. Mr. Gregory created and implemented a diversified portfolio of UK gaming brands. Mr. Gregory holds a Master’s Degree in Business Administration.

Board of Directors

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined under the NASDAQ rules generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that each of our non-employee directors (Ms. Rogers and Messrs. Hoye, Raphaelson, Saferin and Vandemore) is an “independent director” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Leadership Structure and Risk Oversight

Lead Independent Director. Mr. Raphaelson serves as the Board’s Lead Independent Director.

Committees of the Board of Directors. The standing committees of our Board consist of an Audit Committee, a Compensation Committee, and a Nominating, Governance and Compliance Committee. Each of the committees reports to the board of directors as it deems appropriate and as the board may request.

Audit Committee

Messrs. Vandemore, Hoye and Raphaelson currently serve as members of our Audit Committee. Mr. Vandemore serves as chairman of the Audit Committee. Under NASDAQ listing standards and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. All members are independent under applicable NASDAQ and SEC rules.

Each member of the Audit Committee is financially literate and our Board has determined that Mr. Vandemore qualifies as an “Audit Committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

The current members of our Compensation Committee are Messrs. Saferin, Hoye, Raphaelson and Vandemore. Mr. Saferin is the chairman of the Compensation Committee. All members are independent under applicable NASDAQ and SEC rules. We have adopted a Compensation Committee charter, available on our website, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving the compensation of the Company’s executive officers;

●	reviewing executive compensation policies and plans;

●	administering equity-based compensation plans;

●	reviewing and approving the terms of employment agreements, severance agreements and similar arrangements for executive officers;

●	approving special perquisites, cash payments and other special compensation and benefit arrangements for executive officers and employees; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating, Governance and Compliance Committee

The current members of our Nominating, Governance and Compliance Committee are Ms. Rogers and Messrs. Raphaelson and Saferin. Mr. Raphaelson is the chairman of the Nominating, Governance and Compliance Committee. All members are independent under applicable NASDAQ and SEC rules. We have adopted a Nominating, Governance and Compliance Committee charter, available on our website, which details the principal functions of the Nominating, Governance and Compliance Committee, including:

●	reviewing and making recommendations to the Board annually with respect to the composition, size and needs of the Board;

●	reviewing stockholder nominations for candidates to the Board, if any, and any stockholder proposals affecting corporate governance, and making recommendations to the Board accordingly;

●	reviewing the size, structure and composition of each committee of the Board and presenting recommendations to the Board for committee membership annually and to fill vacancies as needed;

●	in conjunction with the Office of the Executive Chairman, reviewing planning for the succession to the positions within the Office of the Executive Chairman and other senior management positions;

●	periodically reviewing overall corporate governance principles, procedures and practices of the Company and making recommendations to the Board as appropriate;

●	evaluating and monitoring the Company’s policies and procedures for the use of third party contractors and customer acquisition; and

●	monitoring compliance by the Company with its policies, including but not limited to the Company’s Whistle Blowing Policy, Insider Trading Policy, Code of Ethics, Anti-Corruption and Bribery Policy, and guidelines regarding conflicts of interest.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or Compensation Committee, or other committee serving an equivalent function, of any entity that has one or more executive officers serving on our board of directors or Compensation Committee, except that Mr. Weil and Mr. Silvers serve as members of the board of directors of Leisure Acquisition Corp, a blank check company formed in September 2017, as well as hold the positions of executive chairman and chief executive officer, respectively, for such entity.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors and executive officers, and the beneficial owners of more than 10% of our common stock, publicly file reports of their ownership of our securities with the SEC. Our directors, executive officers and such beneficial owners are required to furnish the Company with copies of all such reports that they file. Based upon a review of these filings, the Company is not aware of any failure to file such reports on a timely basis during the Company’s fiscal year 2018 except that Mr. Baker filed a Form 4 with respect to a stock grant that was two days late.

ITEM 11. EXECUTIVE COMPENSATION.

We are an “emerging growth company,” as defined in the JOBS Act, and a “smaller reporting company.” As such, we are subject to reduced disclosure requirements regarding executive compensation.

Executive Compensation Oversight and Objectives

Our executive compensation program is overseen by the Compensation Committee of our board of directors. The Compensation Committee has developed the following goals for our executive compensation program:

●	To attract and retain key executive talent by providing competitive compensation;

●	To reward executive officers based upon the achievement of Company performance goals and individual performance goals; and

●	To align the interests of executive officers with those of our stockholders.

In May 2018, in conjunction with the departure of Luke Alvarez, the Company’s former Chief Executive Officer, we formed the Office of the Executive Chairman, which consists of Executive Chairman A. Lorne Weil; President and Chief Operating Officer Brooks H. Pierce; Executive Vice President and Chief Strategy Officer Daniel B. Silvers; and Executive Vice President and Chief Financial Officer Stewart F.B. Baker. The Office of the Executive Chairman executes the day-to-day management of the Company.

Compensation Consultant

The Compensation Committee has retained AETHOS Consulting Group as its independent compensation consultant since fiscal 2017. The independent compensation consultant generally advises the Committee on peer group selection and the design of the executive compensation program. During fiscal 2018, AETHOS provided peer group analyses in connection with the Committee’s assessments of compensation levels for executive officers and the development of terms for employment arrangements, and provided a market study and recommendations regarding long-term incentive practices.

Named Executive Officers

The named executive officers for fiscal 2018 were as follows:

Named Executive Officer	Position
A. Lorne Weil	Executive Chairman
Daniel B. Silvers	Executive Vice President and Chief Strategy Officer
Stewart F.B. Baker	Executive Vice President and Chief Financial Officer
Luke Alvarez	Former Chief Executive Officer

Executive Compensation Elements

The principal elements of the compensation program for our named executive officers consist of:

●	base salary;

●	short-term cash bonus awards;

●	long-term equity awards;

●	personal benefits; and

●	termination and change in control provisions.

Base Salary

Base salary levels are reviewed by the Compensation Committee on an annual basis and as circumstances warrant. In determining base salary levels, the Committee considers market competitive information, internal pay equity, individual responsibilities and performance assessments.

Short-Term Cash Bonus Awards

As part of a short-term incentive plan adopted by the Committee, the named executive officers were eligible to receive performance-based cash bonuses for fiscal 2018 based on a formula that involved Company financial performance metrics and the executive’s individual performance and contributions. The target bonus amounts for the named executive officers ranged from 75.0% to 100% of their base salaries and 100% to 200% for their maximum bonus amounts. Cash bonuses based on achievement per the Plan of 24.14% of their eligibility were paid to Messrs. Weil, Silvers and Baker. The Committee made these and other awards under the Plan after assessment that Company performance (as measured by adjusted EBITDA and a cash flow metric, with allowable adjustments for one-time events under the criteria laid out in the Plan) was achieved at the 24.14% level. With regard to the assessment of achieving personal objectives for the named executive officers, the Committee determined that some personal objectives were either not achievable or rendered infeasible due to the negative impact of the recent determination of the UK Government’s Department for Digital, Culture, Media and Sport arising out of the triennial review, together with certain other factors.

Long-Term Equity Awards

The Committee undertook an evaluation of long-term equity grant strategies during fiscal 2018 with the assistance of its independent compensation consultant. Following the Committee’s evaluation, the Committee recommended that the Company adopt the 2018 Omnibus Incentive Plan (“2018 Plan”) subject to the approval of the Company’s stockholders which will be sought at the 2019 annual meeting. The 2018 Plan would allow the Company to implement, over an approximately three-year utilization period, an annual award opportunity for executive officers and other eligible participants that offers a mix of service-based and performance-based awards with the goal of motivating and rewarding long-term service, achieving Company objectives and increasing the alignment of management’s interests with the interests of stockholders. The Committee approved an initial set of awards in September 2018 in amounts based on a percentage ranging from 25% to 100% of the participants’ base salaries with Messrs. Weil, Silvers and Baker each receiving awards equal to 100% of their respective base salaries. The awards have a three-year time-based vesting schedule and are subject to forfeiture in the event a participant’s services end prior to satisfaction of the vesting conditions applicable to the award except if the termination is due to (x) death or (y) within one year of a change of control or, in limited cases, to comply with a contractual commitment. One third of the awards are subject to a cash settlement alternative in the event stockholders do not approve the 2018 Plan during 2019. Awards that are approved for fiscal 2019 will be performance-based as to 50% of the award eligibility and vesting of such component will be contingent on both (x) the attainment of Company performance criteria established for 2019 and (y) the participant remaining employed for a three-year service period subject to the limited exceptions described above. Awards for 2019 would lapse in full in the event stockholders do not approve the 2018 Plan. During fiscal 2018, the Committee also approved a one-time award of 50,000 RSUs to Mr. Baker under the Company’s Second Long-Term Incentive Plan (previously approved by stockholders) in recognition of his performance, increased responsibilities as a member of the Office of the Executive Chairman and due to internal equity considerations.

During fiscal 2018, the Committee also approved the cancellation of performance-based restricted stock awards that were previously granted in 2017 to Messrs. Weil and Silvers for an aggregate of 1,076,272 shares, one-third of which was scheduled to vest in December 2017 and, in lieu thereof, approved the issuance to them of RSU awards for the same number of shares. As part of the restructuring of these awards, which allowed the Company to mitigate the cash requirement to net settle the shares following a vesting event, it was agreed that no RSUs covered by the new awards would vest until the earliest of a transformational acquisition by the Company, or, subject to certain exceptions under the award agreement, the respective recipient’s continued service through December 31, 2019. It was also agreed that the RSUs that vested would not be settled until the respective recipient’s employment terminates and that the Company need not permit net settlement. Moreover, the new awards were made subject to clawback provisions extending for three years following the settlement of the awards.

Personal Benefits

The personal benefits arrangements with the named executive officers were principally inherited from one or the other of the two businesses that merged in the Business Combination. The named executive officers who are U.S.-based (Messrs. Weil and Silvers) receive U.S. market-related benefits including health insurance and, commencing in 2019, a 401(k) plan that offers matching contributions of up to 4% of compensation (subject to IRS annual maximums). The named executive officers who are U.K.-based (Mr. Baker) receive U.K. market-related benefits including executive-tiered health insurance, life insurance, a car allowance and a defined contribution pension scheme carrying a 15% employer contribution. In addition, Messrs. Weil and Silvers have employment contract provisions that provide for their eligibility to receive benefits on terms no less favorable than those offered to other executives of the Company. In order to address certain discrepancies in benefits between those available to non-U.S. executives compared to the U.S., the Company entered into a supplemental letter agreement to Mr. Silvers’ employment agreement in December 2017 which provided for certain adjustments to his compensation (i.e., a one-time payment of $65,921 with respect to fiscal 2017 and a $35,000 increase to his base salary commencing in fiscal 2018) in lieu of eligibility for the car allowance and pension scheme benefits offered in the U.K.

Employment Agreements, including Termination and Change in Control Provisions

The employment service agreements entered into with our named executive officers establish the overall framework for each such officer’s compensation, including base salary and target and maximum bonus amounts. Below are summaries of these agreements.

Employment Agreement with A. Lorne Weil, Executive Chairman

On January 16, 2017, the Company entered into an employment agreement with Mr. Weil, our Executive Chairman, which provided Mr. Weil with an annual base salary rate of $700,000, a target annual bonus opportunity of not less than 100% of his base salary, and a maximum annual bonus of 200% of his base salary, subject to performance goals determined by the Compensation Committee. In May 2018, in conjunction with the departure of the Company’s former Chief Executive Officer, the Board established the Office of the Executive Chairman, led by Mr. Weil who became the Company’s principal executive officer. Mr. Weil’s base salary rate was increased by $50,000 to $750,000 effective October 1, 2018, in recognition of Mr. Weil’s expanded role in the day-to-day management of the Company.

Mr. Weil is entitled to reimbursement for private medical insurance which he received until he enrolled in the Company’s group plan in November 2017. Mr. Weil’s agreement provides that he is to receive compensation and benefits on terms no less favorable than those offered to any other executive of the Company. Mr. Weil’s employment agreement does not have a set term, and his employment with the Company is non-exclusive. The agreement may be terminated without cause on three months’ written notice by either party. Upon termination without cause by the Company or for good reason by Mr. Weil (as such terms are defined in the agreement), Mr. Weil would be entitled to receive (i) a pro-rated maximum annual bonus for the year in which the termination occurred, (ii) his salary for the eighteen-month period following the termination date (or thirty (30) months if termination occurs within two years of a change in control, as defined), (iii) one and one-half times his target annual bonus (or two and one-half times if termination occurs within two years of a change in control) and (iv) acceleration of 100% vesting of all incentive and equity compensation to which he is entitled at the termination date (although in the case of an award under the Company’s 2016 Incentive Plan, such award shall remain subject to the time, performance or other conditions to vesting applicable to the award).

Under the employment agreement, Mr. Weil will remain subject to certain covenants, including, among other things, a covenant not to enter into a directly competing business or solicit employees of the Company for a period of twelve months after termination of his employment, as well as a covenant not to disclose certain confidential information of the Company.

Employment Agreement with Daniel B. Silvers, Executive Vice President and Chief Strategy Officer

On December 14, 2016, Mr. Silvers entered into an employment agreement to join the Company as Chief Strategy Officer effective upon the closing of the Business Combination. The agreement provided for Mr. Silvers to receive an annual base salary rate of $350,000, a target annual bonus of not less than 100% of his base salary and a maximum annual bonus of 200% of his base salary, subject to performance goals determined by the Compensation Committee. Mr. Silvers is entitled to reimbursement for private medical insurance. Mr. Silvers’ agreement provides that he is to receive compensation and benefits on terms no less favorable than those offered to any other executive of the Company except the Chief Executive Officer and the Executive Chairman. In December 2017, we entered into a supplemental letter agreement with Mr. Silvers that: (i) memorialized Mr. Silvers’ title as Executive Vice President and Chief Strategy Officer; (ii) provided for his annual salary rate to increase to $385,000 effective October 1, 2017; (iii) provided for a lump sum payment of $65,921 to be made in respect of fiscal year 2017; (iv) acknowledged satisfaction of Mr. Silvers’ employment agreement’s “no less favorable” clause with respect to certain benefits available in non-US locations; and (v) confirmed Mr. Silvers’ agreement that he will provide professional services to the Company, consistent with the responsibilities under his employment agreement, as reasonably determined by the Company’s Executive Chairman, Mr. Weil.

Mr. Silvers’ employment agreement does not have a set term, and his employment with the Company is non-exclusive. The agreement may be terminated without cause on three months’ written notice by either party. Upon termination by the Company without cause or by Mr. Silvers for good reason (as such terms are defined in the agreement), Mr. Silvers would be entitled to (i) a pro-rated maximum annual bonus for the year in which the termination occurred, (ii) his salary for the two-year period following the termination date (or three years if termination occurs within two years of a change in control, as defined), (iii) two times his maximum annual bonus (or three times if termination occurs within two years of a change in control) and (iv) acceleration of 100% vesting of all incentive and equity compensation to which he is entitled at the termination date (although in the case of an award under the 2016 Incentive Plan, such award shall remain subject to the time, performance or other conditions to vesting applicable to the award).

The agreement also provided for consulting payments to be made to Matthews Lane Capital Partners LLC, of which Mr. Silvers is a principal, in the amount of $500,000 for consulting services previously provided as to which one quarter was paid at closing of the Business Combination, one-quarter was paid in the form of RSUs to Mr. Silvers and the remainder was paid on first anniversary of the closing of the Business Combination.

Under the employment agreement, Mr. Silvers will remain subject to certain covenants, including, among other things, a covenant not to enter into a competing business, for any period after termination of his employment during which he receives certain specified termination payments, as well as a covenant not to disclose certain confidential information of the Company.

Employment Agreement with Stewart F.B. Baker, Executive Vice President and Chief Financial Officer

Mr. Baker serves as our Chief Financial Officer pursuant to an employment agreement dated March 23, 2017, as amended on October 24, 2017, with Inspired Gaming (UK) Limited, our subsidiary. Mr. Baker’s base salary rate is £230,000. Each party is required to give 12 months’ notice to terminate the agreement; provided the Company may in its discretion elect to terminate with immediate effect by paying to Mr. Baker the salary contractually due to him in respect of the notice period or, if less, the notice period still outstanding. Mr. Baker is subject to a covenant not to enter into a competing business for a period of twelve months after the date of termination of his employment.

Settlement Agreement with Luke Alvarez, former Chief Executive Officer

On May 16, 2018, the Company and Mr. Alvarez entered into a settlement agreement with respect to the terms of his separation from the Company. Pursuant to the settlement agreement we agreed to pay Mr. Alvarez a total of approximately £840,000 over an 11-month period, in respect of salary, director’s fees, bonus and the value of health and similar benefits. In addition, pursuant to terms of the award of restricted stock Mr. Alvarez received upon the closing of the Business Combination, his award will remain eligible for vesting, subject to the market price performance and settlement conditions set forth in the award agreement and the equity plan, through December 2021. Mr. Alvarez remains subject to certain terms and conditions that continue beyond the date of his separation, including with respect to confidentiality and competition.

Indemnification Agreements

The Company has entered into indemnification agreements with all of its directors and executive officers pursuant to which such individuals are indemnified by the Company to the fullest extent permitted under Delaware law.

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Nonequity Incentive Plan Compensation (3) ($)	All Other Compensation (6) ($)	Total ($)

A. Lorne Weil	2018	700,000	—	3,738,768	(2)	—	168,980	2,195	4,609,943
Executive Chairman	2017	538,904	—	5,100,670	(4)	—	—	19,880	5,659,454

Daniel B. Silvers	2018	385,000	—	868,995	(2)	—	92,939	58,278	1,405,212
Executive VP and Chief Strategy Officer	2017	269,452	—	826,000	(4)	—	—	599,172	1,694,624

Stewart F.B. Baker (1)	2018	310,853	—	629,528	(2)	—	54,550	67,961	1,062,892
Executive VP and Chief Financial Officer

Luke Alvarez (1)(5)	2018	480,134	—	—		—	—	1,110,977	1,591,111
(former Chief Executive Officer)	2017	621,601	2,940,720	5,214,911	(4)	—	—	8,677	8,785,909

(1)	Messrs. Baker and Alvarez were paid in British pounds, which have been converted into U.S. dollars based on average exchange rates during fiscal years 2017 and 2018, which were 1.2739 and 1.3515, respectively, except that, in the case of bonuses and other non-recurring payments, the rate for the month of payment was used.

(2)	The stock awards for 2018 consist of (a) formula awards of RSUs to Messrs. Weil, Silvers and Baker in amounts calculating by dividing their base salary rates by the closing price of the stock on the grant date ($6.10), (b) a special award of 50,000 RSUs to Mr. Baker and (c) the RSUs issued to Messrs. Weil and Silvers in connection with the cancellation of the performance-based restricted stock awarded to them in 2017. The value shown for these awards, which are subject to time-based vesting conditions, was computed in accordance with FASB ASC Topic 718 by multiplying the number of shares subject to the award by the closing price of the common stock on the grant date and, in the case of the awards issued to Messrs. Weil and Silvers in connection with the cancellation of their 2017 awards, reflect the incremental value attributable of the new awards relative to the value of the prior awards. For additional information, see our consolidated financial statements included in our Annual Report on Form 10-K.

(3)	The nonequity incentive compensation awards shown for 2018 reflect amounts awarded in respect of fiscal 2018 under the Company’s bonus program at a payout level of 24.14% of the named executive’s target bonus for the year based on the attainment of performance targets for the year. With respect to fiscal 2017, the Compensation Committee did not award any bonuses.

(4)	As described in footnote 2 above, the stock awards shown for 2017 for Messrs. Weil and Silvers were canceled as part of the restructuring of their awards in 2018. The change to their original awards was considered a modification under FASB ASC Topic 718 that increased the value of the awards by an incremental amount reflected in the value included in their 2018 stock awards. The fair value of the original 2017 awards, which had both performance and service conditions, was determined using the Monte Carlo simulation method. For additional information, see our consolidated financial statements included in our Annual Report on Form 10-K.

(5)	Mr. Alvarez ceased serving as CEO in May 2018. The salary shown for him includes amounts payable in connection with his services as a member of the board of directors of DMWSL 633 Limited, a UK subsidiary of the Company: $40,661 for fiscal 2017 and $41,465 for fiscal 2018. The bonus shown for him for 2017 was payable in connection with the closing of the Business Combination in the first quarter of fiscal year 2017.

(6)	The amounts shown under “All Other Compensation” include the following for 2018: (a) Mr. Weil, reimbursement of health insurance premiums prior to his enrollment in the group health plan of $2,195; (b) Mr. Silvers, reimbursement of health insurance premiums of $56,418 and life insurance premiums for coverage under a group policy of $1,860; (c) Mr. Baker, contributions to a defined contribution plan of $46,628, an allowance for use of a personal vehicle of $18,797, health insurance premiums of $1,164 and life insurance premiums for coverage under a group policy of $1,372; and (d) Mr. Alvarez, health insurance premiums of $4,957, life insurance premiums for coverage under a group policy of $2,088 and termination payments of $1,103,932, which included $399,716 in lieu of a bonus for 2018.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards made to our named executive officers as of September 30, 2018, the end of our 2018 fiscal year.

	Option Awards					Stock Awards (1)(2)(3)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
A. Lorne Weil						1,049,222	6,400,254

Daniel B. Silvers						213,114	1,299,995

Stewart F.B. Baker						99,103	604,528	26,402	161,052

Luke Alvarez								617,515	3,766,842

(1)	Consists of the following awards:

(i)	RSUs granted on December 21, 2017 to Messrs. Weil and Silvers in connection with the cancellation of their restricted stock awards in the amount of 926,272 and 150,000, respectively. The RSUs are scheduled to vest on December 31, 2019.

(ii)	RSUs granted on September 24, 2018 to Mr. Baker in recognition of his contributions to the Company and due to internal equity considerations in the amount of 50,000 units. The RSUs are scheduled to vest on May 1, 2020.

(iii)	RSUs granted on September 28, 2018 to Messrs. Weil, Silvers and Baker as formula awards for 2018 in the amount of 122,950, 63,114 and 49,103, respectively. The awards are subject to stockholder approval; if approval is obtained during 2019, the RSUs would vest in one-third increments on each of December 31, 2019, 2020 and 2021.

(iv)	Stock awards granted on December 29, 2016 in recognition of the closing of the Business Combination in the original amount of 39,603 RSUs to Mr. Baker and 926,272 shares of restricted stock to Mr. Alvarez as to which 13,201 units and 308,757 shares, respectively, vested in December 2017. The unvested portions of the awards are subject to performance and settlement conditions including the achievement of market price targets for the Company’s stock (i.e., $15.00 price target must be achieved for one-half of the unvested shares to vest and $17.50 for the other half). Any portion of an award that has not vested by the fifth anniversary of the Business Combination (i.e., December 23, 2021) shall be cancelled.

(2)	The values shown were calculated by multiplying the number of shares subject to the awards by the closing price of the Company’s common stock on September 30, 2018 ($6.10).

(3)	In addition to these awards, as of September 30, 2018, Mr. Silvers held 12,500 RSUs which were issued in lieu of cash amounts otherwise payable to him upon the closing of the Business Combination. Such units are scheduled to be distributed on December 23, 2019.

Director Compensation

In fiscal year 2017, upon the closing of the Business Combination, the Company adopted a compensation program for non-employee directors, which provides for payment of annual cash retainers and annual grants of RSUs in the amounts set forth below:

	Annual Cash Retainer	Annual RSU Award
Board Members	$50,000	$50,000
Lead Independent Director Additional Retainer and Equity	$5,000	$5,000
Committee Chair Additional Retainer and Equity	$5,000	$5,000

With respect to the annual awards of RSUs for fiscal years 2017 and 2018, the number of RSUs granted was determined by dividing the award value (as shown in the table) by the closing price of the Company’s stock on the grant date or $10.00, whichever was higher. As the closing price on the grant date for the 2018 award was below $10.00, the number of RSUs awarded equated to less than the annual award value shown. Awards for 2019 were not subject to this minimum price formula such that the RSUs awarded had a grant date value equal to the award value shown.

The annual awards of RSUs are granted as of the first business day of the calendar year and vest in four equal installments, one-quarter on the date of grant and the remaining three quarters on the first day of each calendar quarter (i.e., April 1, July 1 and October 1). The RSUs are not settled until a director leaves the Board.

The compensation paid during fiscal year 2018 to individuals who served as non-employee directors is shown below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
M. Alexander Hoye	50,000	48,500				98,500
Ira H. Raphaelson	60,000	58,200				118,200
Desirée G. Rogers (1)	6,250	13,899				20,149
Steven M. Saferin (1)	6,250	13,899				20,149
John M. Vandemore	55,000	53,350				108,350
Nicholas Hagen (1)	21,730	48,500				70,230
Roger Withers (1)	55,000	53,350				108,350

(1)	Ms. Rogers and Mr. Saferin joined the Board in August 2018 and Mr. Hagen left the Board in March 2018; accordingly, the amounts shown for them reflect their partial period of service. Mr. Withers retired as a director in November 2018, after the fiscal year ended.

(2)	Represents annual grants of RSUs. The grant date fair value was computed in accordance with FASB ASC Topic 718, by multiplying the number of shares subject to the award by the closing price of the common stock on the grant date. For additional information, see our consolidated financial statements included in our Annual Report on Form 10-K.

As of September 30, 2018, the aggregate stock awards, consisting of RSUs, held by our non-employee directors were as follows:

Name	Total Number of RSUs (1)
M. Alexander Hoye	7,404
Ira H. Raphaelson	11,853
Desirée G. Rogers	1,904
Steven M. Saferin	1,904
John M. Vandemore	10,865
Roger Withers	10,865

(1)	All outstanding RSUs held by the directors were vested as of fiscal year-end with the exception of the final one-quarter installment subject to the awards granted in 2018 which were scheduled to vest on the subsequent day (October 1, 2018). Mr. Withers, who retired from the Board in November 2018, received distribution of his vested RSUs which comprised his grants during 2017 and 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2018, we had the following equity compensation plans, under which the indicated number of securities were issuable upon the exercise of outstanding awards, and the indicated number of securities remained available for future issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	2,450,588	(1)	1,541,299

Equity compensation plans not approved by security holders (3)	534,188	(1)	2,015,812

(1)	Outstanding awards consist of shares of restricted stock or RSUs, which have no exercise price.

(2)	Equity compensation plans approved by security holders consist of the 2016 Long-Term Incentive Plan, the Second Long-Term Incentive Plan and the Employee Stock Purchase Plan, which have 1,065,857 shares, 42 shares and 475,400 shares available for awards, respectively.

(3)	Equity compensation plans not approved by security holders consist of the Company’s 2018 Omnibus Incentive Plan which the Board adopted subject to the approval of stockholders (see Note 16 to our consolidated financial statements included in our Annual Report on Form 10-K).

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known as of January 15, 2019 regarding the beneficial ownership of our common stock by:

●	each person who is known to be the beneficial owner of more than 5% of the outstanding shares of our common stock; and

●	each of our directors and named executive officers (named in our summary compensation table), as well as a group total for all of our current directors and executive officers (including those not named in our summary compensation table).

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of the date as of which information is provided.

The beneficial ownership of our common stock is based on 21,494,513 shares of common stock outstanding as of January 15, 2019.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. In addition, unless otherwise indicated, the address for each person named below is c/o Inspired Entertainment Inc., 250 West 57th Street, Suite 2223, New York, NY 10107.

Name of Beneficial Owner	Number of Shares of Common Stock (1)		Percent of Class
Landgame S.à.r.l	6,118,837	(2)	28.47%
MIHI LLC	4,023,750	(3)	17.89%
HG Vora Special Opportunities Master Fund, Ltd.	4,150,000	(4)	18.95%
683 Capital Management, LLC	1,332,898	(5)	5.92%
Harwood Capital LLP	1,187,532	(6)	5.52%
A. Lorne Weil	4,360,923	(7)	17.18%
Luke L. Alvarez (8)	1,081,992	(8)	5.03%
M. Alexander Hoye	9,976	(9)	*
Ira H. Raphaelson	15,039	(10)	*
Desiree G. Rogers	4,748	(11)	*
Steven M. Saferin	5,508	(12)	*
John M. Vandemore	14,694	(13)	*
Roger D. Withers (14)	9,906	(14)	*
Daniel B. Silvers	—		—
Stewart F.B. Baker	7,996		*
All current directors and executive officers as a group (11 persons)	4,463,146	(15)	17.55%

*	Less than 1 percent

(1)	Derivative securities such as warrants and RSUs that are exercisable or convertible into shares of common stock within 60 days of the date as of which information is provided in this table are deemed to be beneficially owned and outstanding for purposes of computing the ownership of the person holding such securities but are not deemed to be outstanding for purposes of computing the ownership of any other person. The shares that were issued pursuant to grants of restricted stock under the Company’s 2016 Incentive Plan are included in the outstanding shares of common stock (such shares carry voting rights but remain subject to vesting requirements including based on satisfaction of stock price performance targets). The estimated 1.3 million shares that the Company anticipates issuing as an earnout payment to various stockholders in connection with the Business Combination are not reflected in the calculations of beneficial ownership; the exact number of such shares and the timing for issuance have not yet been finalized.

(2)	Based on a Schedule 13D/A filed on January 24, 2018. Vitruvian I Luxembourg S.à.r.l, VIP I Nominees Limited and Vitruvian Partners LLP may be deemed to beneficially own or otherwise exercise dispositive powers with respect to the shares held directly by Landgame S.à.r.l. Does not include approximately 1.1 million shares that are anticipated to be issued to Landgame S.à.r.l as an earnout payment in connection with the Business Combination, as to which the exact number of shares and timing for issuance have not been finalized. The business address of Vitruvian Partners LLP is 105 Wigmore Street, London, W1U 1QY, UK.

(3)	Based on a Schedule 13G filed on January 3, 2017. Includes 1,000,000 shares underlying 2,000,000 warrants. Macquarie Group Limited is the ultimate indirect parent of MIHI LLC and may be deemed to beneficially own or otherwise exercise dispositive powers with respect to the shares held by MIHI LLC. The principal business address of MIHI LLC is 125 West 55th Street, New York, NY 10019.

(4)	Based on a Form 4 filed on February 12, 2018 and a Schedule 13G/A filed on February 14, 2018. Includes 400,000 shares underlying 800,000 warrants. The business address of HG Vora Capital Management, LLC, the investment manager for the Fund, is 330 Madison Avenue, 23rd Floor, New York, NY 10017.

(5)	Based on a Schedule 13G/A filed on February 14, 2018. Includes 1,034,689 shares underlying 2,069,378 warrants. Ari Zweiman, the Managing Member of 683 Capital Management, LLC, may be deemed to beneficially own or otherwise exercise dispositive powers with respect to the shares directly held by 683 Capital Management, LLC. The business address for 683 Capital Management, LLC is 3 Columbus Circle, Suite 2205, New York, NY 10019.

(6)	Based on a Schedule 13G filed on January 17, 2017. Pursuant to an investment management agreement, Harwood Capital LLP maintains investment and voting power with respect to the securities held by certain investment funds and managed accounts it manages and/or owns and, accordingly, may be deemed to beneficially own such shares. The business address of Harwood is 6 Stratton Street, Mayfair, London, WIJ 8LD, UK.

(7)	Based on a Schedule 13D/A filed on January 23, 2018 and a Form 4 filed on December 26, 2017. Includes 2,050,000 shares underlying 4,100,000 warrants held by Mr. Weil. Also includes 476,308 shares and 1,834,615 shares underlying 3,669,230 warrants held by Hydra Industries Sponsor LLC as to which Mr. Weil has sole voting and dispositive power and may be deemed to beneficially own such shares. Mr. Weil is the managing director of Hydra Industries Sponsor LLC, whose membership interests are owned by Mr. Weil and Mr. Weil’s children or trusts for their benefit.

(8)	Mr. Alvarez left the Company in May 2018. The holdings shown are based on a Schedule 13D filed on January 23, 2018 and a Form 4 filed on February 28, 2018. Includes 617,515 shares of restricted stock which are subject to vesting requirements.

(9)	Reflects vested RSUs.

(10)	Reflects 100 shares and vested RSUs.

(11)	Reflects vested RSUs.

(12)	Reflects 500 shares, 275 shares underlying 550 warrants and vested RSUs.

(13)	Reflects 1,000 shares and vested RSUs.

(14)	Mr. Withers retired from the Board in November 2018.

(15)	Includes an aggregate of 47,818 vested RSUs held by directors, an aggregate of 3,884,615 shares underlying warrants that Mr. Weil may be deemed to beneficially own (see footnote 7 above) and 275 shares underlying warrants held by Mr. Saferin.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

HG Vora Special Opportunities Master Fund, Inc., a stockholder of the Company that owns approximately 17.5% of our outstanding common stock and warrants to purchase additional shares, purchased promissory notes issued by a subsidiary of the Company in the aggregate principal amount of $140 million in connection with the refinancing of our debt facilities in August 2018 (see Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K). HG Vora is also a stockholder and investor in Leisure Acquisition Corp., a special purpose acquisition company affiliated with two members of our management (Messrs. Weil and Silvers). Interest expense payable to HG Vora amounted to $2,069 for the period ended September 30, 2018.

On December 23, 2016, we entered into a Stockholders Agreement with the sponsors of our IPO and certain stockholders in connection with the closing of the Business Combination. The Stockholders Agreement provides, among other things, that following the consummation of the Business Combination the Company’s board of directors shall initially be composed of seven directors, of whom (i) three shall be designated by Landgame S.à.r.l, reduced to two at such time as Landgame and its affiliates hold less than 30% but at least 15% of the outstanding shares, and to one at such time as Landgame and its affiliates hold less than 15% but at least 5% of the outstanding shares; (ii) one shall be the Company’s Chief Executive Officer; (iii) one shall be designated by the Hydra Sponsor, until such time as the Hydra Sponsor holds less than 5% of the outstanding shares; and (iv) two shall be designated jointly by the Macquarie Sponsor and the Hydra Sponsor, until such time as the Macquarie Sponsor and the Hydra Sponsor in the aggregate hold less than 5% of the outstanding shares. In the event of any increase in the size of the board, vacancies so created shall be filled in proportion to the specified designation rights (with any number of directors ending in a fraction of 1/2 or greater being rounded up to the next whole number). The presence of a majority of the directors including at least one designated by Landgame and one designated jointly by the Macquarie Sponsor and the Hydra Sponsor shall be necessary and sufficient to constitute a quorum for the transaction of business at any meeting of the board. Currently, the Landgame designees on the board are Messrs. Hoye and Vandemore; the Hydra Sponsor designee is Mr. Weil; and the joint Macquarie Sponsor and Hydra Sponsor designee is Mr. Raphaelson (Mr. Withers, a previous designee, recently retired). Under the Stockholders Agreement, we are obligated, subject to certain requirements, to nominate, and use all reasonable efforts to cause to be elected as directors, the individuals designated as described above.

Our principal executive offices in New York occupy space leased by Hydra Management, LLC (“HM”), an affiliate of Mr. Weil. By letter dated May 23, 2017, the Company confirmed its agreement to assume, as of December 23, 2016, the ongoing monthly costs of maintaining those offices, including the monthly lease, utilities, employee payroll administration and health insurance costs, and general office expenses (“Administrative Expenses”), either by paying such amounts directly or by reimbursing HM for amounts paid by it. Such Administrative Expenses, all of which represented out-of-pocket payments to third parties, was approximately $18,000 per month during the initial period of the agreement, plus certain variable amounts. Approximately $7,000 of the Administrative Expenses, which related to payroll administration and health insurance costs, have since been assumed directly by us as we completed the process of transitioning employees to our health insurance plans. The amount incurred for fiscal 2018 was approximately $135,000 which included our acquiring the inventory of the New York offices from HM for approximately $46,000. The remainder primarily consisted of amounts for the monthly lease of the offices.

Nicholas Weil, the son of Mr. Weil, serves as Head of Business Development, U.S. Lotteries, for our subsidiary Inspired Gaming (USA) Inc. Nicholas Weil receives an annual salary of $125,000, and is eligible to earn certain sales commissions in accordance with sales plans in effect from time to time. He received 5,122 RSUs under the Company’s equity award program for fiscal 2018.

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

Independence of Directors

Our Board has determined that each of our non-employee directors (Ms. Rogers and Messrs. Hoye, Raphaelson, Saferin and Vandemore) is an “independent director” as defined in the NASDAQ listing standards and applicable SEC rules and, to the extent applicable, that they qualify as independent directors according to the rules and regulations of the SEC with respect to Committee membership.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Marcum LLP has audited our financial statements for the fiscal years ended September 30, 2017 and September 30, 2018.

Aggregate fees billed to the Company for audit services rendered by Marcum LLP for the audits of our annual financial statements for the years ended September 30, 2018 and September 30, 2017 and other services rendered by Marcum LLP during the years ended September 30, 2018 and September 30, 2017 are as follows:

	September 30, 2018	September 30, 2017
Audit fees (1)	$517,750	$477,589
Audit-related fees (2)	—	72,211
Tax fees (3)	—	—
Total	$517,750	$549,800

(1)	Audit fees include (i) fees associated with the audits of our consolidated financial statements; (ii) reviews of our interim quarterly consolidated financial statements and (iii) comfort letters, consents and other items related to Securities and Exchange Commission matters.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under Audit Fees. The amount shown includes fees incurred for services in connection with the Business Combination.

(3)	No tax fees or other fees were incurred.

Pre-Approval Policy

Our Audit Committee has pre-approved all services to be performed for us by our auditors, including the fees and terms thereof.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(b)       Exhibits. We hereby file as part of this report the exhibits listed below. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

Exhibit Number	Description
2.1	Share Sale Agreement, dated July 13, 2016, by and among Hydra Industries Acquisition Corp., the Vendors, Target Parent, DMWSL 632 Limited and Gaming Acquisitions Limited, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 19, 2016.

2.2	Completion Arrangements Agreement, dated December 23, 2016, between Hydra Industries Acquisition Corp. and the Vendors listed in schedule 1 to the Share Sale Agreement, incorporated herein by reference to Exhibit 10.18 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016

3.1	Second Amended and Restated Certificate of Incorporation of Inspired Entertainment, Inc., incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

3.2	Bylaws of Inspired Entertainment, Inc., incorporated herein by reference to Exhibit 3.3 of the Registration Statement on Form S-1 Company, filed with the SEC on August 19, 2014.

3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of the Company, dated August 14, 2017, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on August 14, 2017.

4.1	Registration Rights Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and certain security holders, incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014.

4.2	Warrant Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and Continental Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.6 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014.

4.3	Registration Rights Agreement, dated December 23, 2016, by and among Hydra Industries Acquisition Corp. and the Vendors, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

4.4	Stockholders Agreement, dated December 23, 2016, by and among the Company, Hydra Industries Sponsor LLC, Macquarie Sponsor and the Vendors, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

4.5	Rights Agreement, dated as of August 13, 2017, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto), incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed with the SEC on August 14, 2017.

10.1	Form of Director and Officer Indemnity Agreement, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.2#	Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 4, 2017.

10.3#	Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.5 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017.

10.4#	Form of Grant Agreements under the Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan and Second Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.17 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.5#	Form of Grant Agreements for restricted stock units awards made to A. Lorne Weil and Daniel B. Silvers on December 21, 2017 under the Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended as of December 13, 2017, incorporated herein by reference to Exhibit 10.7 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017.

10.6#*	Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan

10.7#*	Form of Grant Agreement under the Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan

10.8#*	Inspired Entertainment, Inc. 2018 Short-Term Incentive Bonus Plan.

10.9#	Employment Agreement, dated January 16, 2017 by and between Inspired Entertainment, Inc. and Lorne Weil, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.10#*	Letter dated August 24, 2018 to A. Lorne Weil

10.11#	Employment Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.12#	Amendment, dated December 22, 2017, to the Employee Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers, incorporated herein by reference to Exhibit 10.13 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017.

10.13#	Service Agreement, dated March 18, 2009, by and between Inspired Gaming (UK) Limited and Steven Rogers, incorporated herein by reference to Exhibit 10.15 to the Quarterly Report on Form 10-QT of the Company, filed with the SEC on February 9, 2017.

10.14#	Amendment, dated April 29, 2010, to the Service Agreement, dated March 18, 2009, by and between Inspired Gaming (UK) Limited and Steven Rogers, incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-3 on Form S-1 of the Company, filed with the SEC on July 3, 2017.

10.15#	Employment Agreement, dated March 23, 2017, by and between Inspired Gaming (UK) Limited and Stewart Baker, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.16#	Amendment, dated October 25, 2017, to Service Agreement dated March 23, 2017, by and between Inspired Gaming (UK) Limited and Stewart Baker, incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 4, 2017.

10.17#	Service Agreement, dated October 1, 2008, by and between Inspired Gaming (UK) Limited and Lee Gregory, incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.18#	Amendment, dated July 6, 2010, to Service Agreement dated October 1, 2008, by and between Inspired Gaming (UK) Limited and Lee Gregory, incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.19#	Letter, dated March 16, 2017 by and between Inspired Gaming (UK) Limited and Lee Gregory, incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.20#	Employment Agreement, dated May 1, 2018, between Inspired Entertainment, Inc. and Brooks H. Pierce, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on August 14, 2018.

10.21#	Settlement Agreement, dated September 21, 2017, by and between Inspired Gaming (UK) Limited and David Wilson, incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 4, 2017.

10.22#	Settlement Agreement, dated September 21, 2017, by and between Inspired Gaming UK Limited and Steven Holmes, incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 4, 2017.

10.23#	Inspired Entertainment, Inc. Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company, filed with the SEC on July 14, 2017.

10.24#	Non-Employee Director Compensation Policy (adopted May 2017, as supplemented), incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on August 7, 2017.

10.25#	Settlement Agreement, dated May 16, 2018, among Inspired Gaming (Gibraltar) Limited, DMWSL 633 Limited, Inspired Entertainment, Inc. and Luke L. Alvarez, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on August 14, 2018.

10.26	Note Purchase Agreement and Guaranty dated as of August 13, 2018, among Gaming Acquisitions Limited, Inspired Entertainment, Inc., Certain Subsidiaries of the Issuer, Various Purchasers and Cortland Capital Market Services LLC, as Note Agent and Collateral Agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on August 14, 2018.

10.27	Revolving Facility Agreement dated August 13, 2018, among Inspired Entertainment, Inc., the Parties Listed as Original Borrowers, the Parties Listed as Original Guarantors, Lloyds Bank PLC and Cortland Capital Market Services LLC, as Security Agent, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on August 14, 2018.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

31.1**	Section 302 Certification of Principal Executive Officer.

31.2**	Section 302 Certification of Principal Financial Officer.

32.1***	Section 906 Certification of Principal Executive Officer.

32.2***	Section 906 Certification of Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

#	Indicates management contract or compensatory plan.

*	Previously filed.

**	Filed herewith.

***	Previously furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: January 28, 2019	By:	/s/ A. Lorne Weil
A. Lorne Weil
Executive Chairman (Principal Executive Officer)