Form 10-Q
period 2018-12-31
Inspired Entertainment, Inc.
filed 2019-02-11
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ___________

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2018 to December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 4, 2019, there were 21,494,513 shares of the Company’s common stock issued and outstanding.

TABLE OF CONTENTS [NOTE: PRINTER TO UPDATE TOC]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2018	September 30, 2018
	(Unaudited)
Assets
Current assets
Cash	$15,988	$22,451
Accounts receivable, net	11,542	14,302
Inventory, net	5,096	5,210
Fair value of hedging instrument	856	747
Prepaid expenses and other current assets	15,584	15,842
Total current assets	49,066	58,552

Property and equipment, net	39,851	45,707
Software development costs, net	38,820	39,998
Other acquired intangible assets subject to amortization, net	4,803	5,723
Goodwill	44,862	45,818
Other assets	9,214	12,114
Total assets	$186,616	$207,912

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$7,433	$14,400
Accrued expenses	12,459	14,354
Earnout liability	6,353	8,021
Corporate tax and other current taxes payable	1,886	2,047
Deferred revenue, current	10,292	9,194
Other current liabilities	3,617	3,851
Current portion of capital lease obligations	403	474
Total current liabilities	42,443	52,341

Long-term debt	131,453	131,225
Capital lease obligations, net of current portion	27	69
Deferred revenue, net of current portion	21,685	23,946
Derivative liability	4,751	7,764
Other long-term liabilities	4,642	5,034
Total liabilities	205,001	220,379

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Series A Junior Participating Preferred stock; $0.0001 par value; 1,000,000 shares authorized; 49,000 shares designated; no shares issued and outstanding at December 31, 2018 and September 30, 2018	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 20,870,397 shares and 20,860,591 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively	2	2
Additional paid in capital	329,855	328,452
Accumulated other comprehensive income	55,988	58,580
Accumulated deficit	(404,230)	(399,501)
Total stockholders’ deficit	(18,385)	(12,467)
Total liabilities and stockholders’ deficit	$186,616	$207,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2018	2017

Revenue:
Service	$30,046	$30,367
Hardware	686	1,020
Total revenue	30,732	31,387

Cost of sales, excluding depreciation and amortization:
Cost of service	(5,977)	(5,196)
Cost of hardware	(593)	(906)
Selling, general and administrative expenses	(15,267)	(16,374)
Stock-based compensation expense	(1,615)	(3,198)
Acquisition related transaction expenses	(74)	(574)
Depreciation and amortization	(9,589)	(9,560)
Net operating loss	(2,383)	(4,421)

Other (expense) income
Interest income	32	38
Interest expense	(4,111)	(4,906)
Change in fair value of earnout liability	1,668	4,657
Change in fair value of derivative liability	852	319
Other finance (costs) income	(731)	191

Total other (expense) income, net	(2,290)	299

Net loss before income taxes	(4,673)	(4,122)
Income tax expense	(56)	(33)
Net loss	(4,729)	(4,155)

Other comprehensive loss:
Foreign currency translation (loss) gain	(6)	124
Change in fair value of hedging instrument	2,601	—
Reclassification of gain on hedging instrument to comprehensive income	(2,362)	—
Actuarial losses on pension plan	(2,825)	(2,046)
Other comprehensive loss	(2,592)	(1,922)

Comprehensive loss	$(7,321)	$(6,077)

Net loss per common share – basic and diluted	$(0.23)	$(0.20)

Weighted average number of shares outstanding during the period – basic and diluted	20,861,130	20,441,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance at October 1, 2018	20,860,591	$2	$328,452	$58,580	$(399,501)	$(12,467)
Foreign currency translation adjustments	—	—	—	(6)	—	(6)
Actuarial losses on pension plan	—	—	—	(2,825)	—	(2,825)
Change in fair value of hedging instrument	—	—	—	2,601	—	2,601
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(2,362)	—	(2,362)
Shares issued upon net settlement of RSUs	9,806	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	1,407	—	—	1,407
Net loss	—	—	—	—	(4,729)	(4,729)
Balance at December 31, 2018	20,870,397	$2	$329,855	$55,988	$(404,230)	$(18,385)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(4,729)	$(4,155)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,589	9,560
Stock-based compensation expense	1,615	2,889
Change in fair value of derivative liability	(852)	(319)
Change in fair value of earnout liability	(1,668)	(4,657)
Foreign currency translation on senior bank debt	2,897	—
Foreign currency translation on cross currency swaps	(2,225)	—
Non-cash interest expense relating to senior debt	522	1,924
Changes in assets and liabilities:
Accounts receivable	2,489	7,912
Inventory	10	572
Prepaid expenses and other assets	694	(1,750)
Corporate tax and other current taxes payable	(119)	(1,060)
Accounts payable	(3,569)	(7,929)
Other current liabilities	—	(60)
Deferred revenues and customer prepayment	(480)	2,858
Accrued expenses	(1,602)	(4,562)
Other long-term liabilities	(1,677)	(1,332)
Net cash provided by (used in) operating activities	895	(109)

Cash flows from investing activities:
Purchases of property and equipment	(3,215)	(2,913)
Purchases of capital software	(3,416)	(3,900)
Net cash used in investing activities	(6,631)	(6,813)

Cash flows from financing activities:
Payment of financing costs	(478)	—
Repayments of finance leases	(100)	(140)
Proceeds from issuance of revolver and long-term debt	—	6,043
Repayments of revolver and long-term debt	—	(7,713)
Net cash used in provided by financing activities	(578)	(1,810)

Effect of exchange rate changes on cash	(149)	(307)
Net decrease in cash	(6,463)	(9,039)
Cash, beginning of period	22,451	20,028
Cash, end of period	$15,988	$10,989

Supplemental cash flow disclosures
Cash paid during the period for interest	$4,139	$6,275
Cash paid during the period for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital from net settlement of RSUs	$4	$1,043
Additional paid in capital reclassified to derivative liability	$—	$1,482
Derivative liability reclassified to accrued expenses	$—	$126

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies

Company Description and Nature of Operations

Inspired Entertainment, Inc. (the “Company,” “we,” “our,” and “us”) is a global business-to-business gaming technology company, supplying Server Based Gaming (“SBG”) and Virtual Sports (which includes Interactive) systems to regulated lottery, betting and gaming operators worldwide through an “omni-channel” distribution strategy. We provide end-to-end digital gaming solutions on our proprietary and secure network, which accommodates a wide range of devices, including land-based gaming machine terminals, mobile devices such as smartphones and tablets and online computer and social applications.

The Company was formed in Delaware on May 30, 2014 under the name Hydra Industries Acquisition Corp. (“Hydra”) as a “blank check company” for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business transaction, one or more operating businesses or assets. On December 23, 2016 (the “Closing Date”), the Company consummated a business combination by acquiring Inspired Gaming Group (“Inspired”) pursuant to a share sale agreement dated as of July 13, 2016 (the “Sale Agreement”). Pursuant to the Sale Agreement, the Company acquired all of the outstanding equity and shareholder loan notes of Inspired. The transaction was accounted for as a reverse merger where Inspired was the acquirer and Hydra was the acquired company. We refer to the acquisition and the other transactions contemplated by the Sale Agreement, collectively, as the “Business Combination” or the “Merger.”

Management Liquidity Plans

As of December 31, 2018, the Company’s cash on hand was $15,988 and the Company had working capital of $6,623. As of December 31, 2018, $1,193 of our cash on hand had arisen from our operations in Greece and was being held in local accounts. In the ordinary course of business, we seek, from time to time, to transfer funds earned in Greece to our accounts outside of Greece. However, Greece imposes capital controls that can delay or prevent the flow of capital out of the country. The Company recorded net losses of $4,729 and $4,155 for the three months ended December 31, 2018 and 2017, respectively. The net losses arose principally from non-cash items, including stock-based compensation, impairment expense, and, in the 2017 period, from interest on shareholder loan notes that are no longer a liability. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Working capital of $6,623 includes non-cash settled items of $6,353 for earnout liability and $10,292 of deferred income. Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through February 2020.

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

On September 24, 2018, the Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31 commencing with the year ending December 31, 2019. As such, the three month period from October 1, 2018 to December 31, 2018 is a transitional period.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the periods ended September 30, 2018 and 2017. The financial information as of September 30, 2018 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K filed with the SEC on December 10, 2018. The interim results for the three months ended December 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

Foreign Currency Translation

For most of our operations, the British pound (“GBP”) is our functional currency. Our reporting currency is the USD. We also have operations where the local currency is the functional currency, including our operations in mainland Europe and South America. Assets and liabilities of foreign operations are translated at period-end rates of exchange, equity is translated at historical rates of exchange and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficit. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expenses, interest income (expense) and other finance (costs) income in the consolidated statements of operations and comprehensive loss.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASC 606), “Revenue from Contracts with Customers,” which was subsequently modified in August 2015 by ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“ASU 2014-09”). As a result, ASU No. 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2018. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. The Company will adopt the standard on January 1, 2019 using the modified retrospective method. Based upon an ongoing review of contracts to date, nothing has come to our attention that would result in a material cumulative-effect adjustment to opening equity. In 2016 and 2017, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12), as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20, ASU 2017-13 and ASU 2017-14).

2.	Accounts Receivable

Accounts receivable consist of the following:

	December 31, 2018	September 30, 2018
Trade receivables	$14,906	$17,791
Less: long-term receivable recorded in other assets	(1,975)	(2,209)
Other receivables	70	103
Allowance for doubtful accounts	(1,459)	(1,383)
Total accounts receivable, net	$11,542	$14,302

3.	Inventory

Inventory consists of the following:

	December 31, 2018	September 30, 2018
Component parts	$3,561	$3,647
Finished goods	1,535	1,563
Total inventories	$5,096	$5,210

Component parts include parts for gaming terminals. Included in component parts are reserves for excess and slow-moving inventory of $451 and $469 as of December 31, 2018 and September 30, 2018, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

4.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31, 2018	September 30, 2018
Prepaid expenses and other assets	$4,630	$5,071
Unbilled accounts receivable	10,954	10,771
Total prepaid expenses and other assets	$15,584	$15,842

5.	Property and Equipment, net
	December 31, 2018	September 30, 2018
Short-term leasehold property	$353	$361
Video lottery terminals	118,322	121,760
Computer equipment	8,525	8,685
Plant and machinery	2,492	2,508
	129,692	133,314
Less: accumulated depreciation and amortization	(89,841)	(87,607)
	$39,851	$45,707

Depreciation and amortization expense amounted to $4,846 and $4,792 for the three months ended December 31, 2018 and 2017, respectively.

6.	Software Development Costs, net

Software development costs, net consisted of the following:

	December 31, 2018	September 30, 2018
Software development costs	$102,320	$100,856
Less: accumulated amortization	(63,500)	(60,858)
	$38,820	$39,998

During the three months ended December 31, 2018 and 2017, the Company capitalized $3,568 and $4,343 of software development costs, respectively. Amounts in the above table include $1,193 and $1,335 of internal use software at December 31, 2018 and September 30, 2018, respectively.

The total amount of software costs amortized was $3,943 and $3,926 for the three months ended December 31, 2018 and 2017, respectively. There were no software costs written down to net realizable value for the three months ended December 31, 2018 and 2017. The weighted average amortization period was 3.1 years and 3.2 years for the three months ended December 31, 2018 and 2017, respectively.

The estimated software amortization expense for the years ending December 31 are as follows:

Year ending December 31,
2019	$15,590
2020	13,240
2021	6,341
2022	2,428
2023	1,095
Thereafter	126
Total	$38,820

7.	Intangible Assets and Goodwill

The following tables present certain information regarding our intangible assets. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives of ten years with no estimated residual values, which materially approximates the expected pattern of use.

	December 31, 2018	September 30, 2018
Trademarks	$17,267	$17,635
Customer relationships	14,757	15,071
	32,024	32,706
Less: accumulated amortization	(27,221)	(26,983)
	$4,803	$5,723

Aggregate intangible asset amortization expense amounted to $800 and $842 for the three months ended December 31, 2018 and 2017, respectively.

The estimated intangible asset amortization expense for the years ending December 31 are as follows:

Year ending December 31,
2019	$3,202
2020	1,601
Total	$4,803

Goodwill

The difference in the carrying amount of goodwill at December 31, 2018 and September 30, 2018 (amounting to $956), as reported in the accompanying unaudited interim condensed consolidated balance sheets, is attributable to foreign currency translation adjustments.

8.	Other Assets

Other assets consist of the following:

	December 31, 2018	September 30, 2018
Pension surplus	$3,252	$5,257
Long term receivables	1,975	2,209
Long term prepaid expenses and other assets	3,987	4,648
	$9,214	$12,114

9.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2018	September 30, 2018
Direct costs of sales	$5,363	$4,450
Accrued corporate cost expenses	1,292	3,167
Asset retirement obligations	559	571
Interest payable - cash	46	102
Other creditors	5,199	6,064
	$12,459	$14,354

10.	Other Liabilities

Other liabilities consist of the following:

	December 31, 2018	September 30, 2018
Customer prepayments and deposits	$3,617	$3,719
Fair value of hedging instrument	—	132
Total other liabilities, current	3,617	3,851
Other payables, net of current portion	126	511
Asset retirement obligations	316	323
Senior debt exit premium	4,200	4,200
Total other liabilities, long-term	4,642	5,034
	$8,259	$8,885

11.	Long Term and Other Debt

Outstanding Debt and Capital Leases

The following reflects outstanding debt and capital leases as of the dates indicated below:

	Principal	Unamortized deferred financing charge	Book value, December 31, 2018
Senior bank debt	$140,000	$(8,547)	$131,453
Capital leases and hire purchase contract	430	—	430
Total long-term debt outstanding	140,430	(8,547)	$131,883
Less: current portion of long-term debt	(403)	—	(403)
Long-term debt, excluding current portion	$140,027	$(8,547)	$131,480

	Principal	Unamortized deferred financing charge	Book value, September 30, 2018
Senior bank debt	$140,000	$(8,775)	$131,225
Capital leases and hire purchase contract	543	—	543
Total long-term debt outstanding	140,543	(8,775)	$131,768
Less: current portion of long-term debt	(474)	—	(474)
Long-term debt, excluding current portion	$140,069	$(8,775)	$131,294

The Company is in compliance with all relevant financial covenants and the long term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt as of December 31, 2018 matures as follows:

Fiscal period:	Senior bank debt	Capital leases and hire purchase contract	Total
2019	$—	$403	$403
2020	—	27	27
2021	—	—	—
2022	—	—	—
2023	140,000	—	140,000
Total	$140,000	$430	140,430

12.	Derivatives and Hedging Activities

2018 Refinancing and Note Purchase Agreement

On August 13, 2018, the Company and certain of its subsidiaries entered into a series of transactions that effected the refinancing of the external borrowings of the Company and its subsidiaries, replacing our senior term and revolving facilities with senior notes of $140.0 million and a revolving credit facility of £7.5 million. As part of the refinancing, we entered into a Note Purchase Agreement and Guaranty (the “Note Purchase Agreement”) to provide for the issuance and sale of promissory notes in the aggregate principal amount of $140,000,000, maturing in five years, to the purchasers party thereto from time to time, including HG Vora Special Opportunities Master Fund, Ltd. (“HGV Fund”).

In connection with the Note Purchase Agreement, we entered into a three (3) year, fixed-rate, cross-currency swap which swaps the principal and interest payments that will be payable in USD under the Note Purchase Agreement to Euros (“EUR”), in part, and GBP, in part. Specifically, with respect to the principal payments 1/3 of the payments will be swapped from USD to EUR and 2/3 of the payments from USD to GBP. Additionally, with respect to the interest payments 1/3 will be swapped from USD to GBP and 2/3 from USD to EUR. The swap provides for a foreign exchange rate of $1.13935 USD per €1 EUR and $1.27565 USD per £1 GBP.

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

Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain liabilities in terms of its functional currency, GBP.

Hedges of Multiple Risks

The Company has variable-rate borrowings denominated in currencies other than its functional currency. As a result, the Company is exposed to fluctuations in both the underlying variable interest rate and the foreign currency of the borrowing against its functional currency, GBP. The Company uses derivatives including cross-currency interest rate swaps to manage its exposure to fluctuations in the variable borrowing rate and the GBP-USD exchange rate. Cross-currency interest rate swaps involve exchanging fixed rate interest payments for floating rate interest receipts both of which will occur at the GBP-USD forward exchange rates in effect upon entering into the instrument. The Company designates these derivatives as cash flow hedges of both interest rate and foreign exchange risks.

For derivatives designated and that qualify as cash flow hedges of both interest rate risk and foreign exchange risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified in the periods during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. The Company estimates that during the year ended December 31, 2019, $1.8 million will be reclassified as a reduction to interest expense.

As of December 31, 2018 and September 30, 2018, the Company had the following outstanding derivatives designated as cash flow hedges that were used to hedge both interest rate risk and foreign exchange risk:

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

As of December 31, 2018 and September 30, 2018, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Foreign Currency Derivative	Number of Instruments	Pay Fixed Notional	Receive Floating Notional
Cross currency interest rate swaps	1	EUR 81,918	USD 93,333

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of December 31, 2018.

	Balance Sheet Classification	Asset Derivatives Fair Value	Balance Sheet Classification	Liability Derivatives Fair Value
Derivatives designated as hedging instruments:
Interest Rate and Foreign Exchange Products	Fair Value of Hedging Instruments	$835	Derivative Liability	$(1,043)
Total derivatives designated as hedging instruments		$835		$(1,043)
Derivatives not designated as hedging instruments:
Interest Rate and Foreign Exchange Products	Fair Value of Hedging Instruments	$21	Derivative Liability	$(3,503)
Total derivatives not designated as hedging instruments		$21		$(3,503)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of September 30, 2018.

	Balance Sheet Classification	Asset Derivatives Fair Value	Balance Sheet Classification	Liability Derivatives Fair Value
Derivatives designated as hedging instruments:
Interest Rate and Foreign Exchange Products	Fair Value of Hedging Instruments	$747	Derivative Liability	$(3,442)
Total derivatives designated as hedging instruments		$747		$(3,442)
Derivatives not designated as hedging instruments:
Interest Rate and Foreign Exchange Products	Fair Value of Hedging Instruments	$—	Derivative Liability	$(4,450)
Total derivatives not designated as hedging instruments		$—		$(4,450)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income as of December 31, 2018.

	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income
Interest Rate and Foreign Exchange Products	$2,601	Interest Expense	$431
		Foreign Currency Remeasurement	1,931
Total	$2,601		$2,362

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income as of December 31, 2017

	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income
Interest Rate and Foreign Exchange Products	$—	Interest Expense	$—
		Foreign Currency Remeasurement	—
Total	$—		$—

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements as of December 31, 2018.

	Interest Expense	Foreign Currency Remeasurement
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$4,111	$731

Gain on cash flow hedging relationships in Subtopic 815-20	$431	$1,931

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements as of December 31, 2017.

	Interest Expense	Foreign Currency Remeasurement
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$—	$—

Gain on cash flow hedging relationships in Subtopic 815-20	$—	$—

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments in the consolidated income statement as of December 31, 2018.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Income Recognized in Income on Derivative	Amount of Income Recognized in Income on Derivative
Interest Rate and Foreign Exchange Products	Change in fair value of derivative liability	$852

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments in the consolidated income statement as of December 31, 2017.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
Interest Rate and Foreign Exchange Products	Change in fair value of derivative liability	$—

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2018 and September 30, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

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

Offsetting of Derivative Assets
December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair value of hedging instrument	$856	$—	$856	$—	$—	$—

Offsetting of Derivative Liabilities
December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair value of hedging instrument	$4,546	$—	$4,546	$—	$—	$—

Offsetting of Derivative Assets
September 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair value of hedging instrument	$747	$—	$747	$—	$—	$—

Offsetting of Derivative Liabilities
September 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair value of hedging instrument	$7,892	$—	$7,892	$—	$—	$—

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

As of December 31, 2018 and September 30, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to the ISDA Agreements was ($3,690) and ($7,145), respectively. As of December 31, 2018, the Company has not posted any collateral related to the ISDA Agreement, as no collateral is required under the terms of such ISDA Agreement. If the Company had breached any of the provision under the ISDA Agreement which resulted in an acceleration of the ISDA Agreement at December 31, 2018, it could have been required to settle its obligations under the ISDA Agreement at its termination value of $6,345.

13.	Fair Value Measurements

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

		December 31,	September 30,
	Level	2018	2018
Earnout liability (see Note 14)	3	$6,353	$8,021
Derivative liability (see Notes 12 and 15)	2	$4,751	$7,764
Long term receivable (included in other assets)	2	$1,975	$2,209

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

Level 3 financial liabilities consist of the earnout liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate (see Note 14).

At December 31, 2018 and September 30, 2018, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

14.	Earnout Liability

An earnout payment of up to 2,500,000 shares of the Company’s common stock, subject to certain customary anti-dilution adjustments (the “Earnout Consideration”), was payable pursuant to the Sale Agreement to the previous owners of Inspired based on the financial performance of the Company’s businesses in six specific countries, China, Colombia, Greece, Norway, Spain and Ukraine (collectively, the “Earnout Jurisdictions”), as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the twelve months ending September 30, 2018 (the “Earnout Period”), with the maximum earnout payment of 2,500,000 shares issuable if such EBITDA results with respect to the Earnout Jurisdictions was equal to or greater than £15,000. Based on the preliminary determination of the EBITDA results for such fiscal year with respect to the Earnout Jurisdictions, the number of shares issuable as Earnout Consideration was estimated to be 1,323,558 shares of common stock. The computations are anticipated to be finalized by March 31, 2019.

The following table provides a reconciliation of the beginning and ending balances for the earnout liability measured using significant unobservable inputs (Level 3):

Balance – September 30, 2018	$8,021
Change in fair value of earnout liability	(1,668)
Balance – December 31, 2018	$6,353

15.	Derivative Liability

The Company’s Board of Directors adopted the Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan in September 2018 subject to the approval by the Company’s stockholders, and approved initial grants of restricted stock units (“RSUs”) thereunder to members of management and other participants contingent on approval by the Company’s stockholders. As of December 31, 2018, the aggregate amount of RSUs subject to outstanding awards under such plan was 542,770. These awards are scheduled to vest in one-third installments on each of December 31, 2019, 2020 and 2021; however, in the event the Company’s stockholders do not approve the plan by December 31, 2019, the first scheduled vesting date, the awards will be cancelled and award recipients would be eligible to receive a cash payment (provided they remain service providers to the Company) with respect to the value of one-third of the RSUs (to be determined based on the volume weighted average price of the Company’s common stock over the 30 trading days prior to the date of cancellation). This contingent cash payment obligation, which is not within the Company’s control, in conjunction with the cancellation of RSUs results in the awards being classified as a derivative liability until stockholder approval is obtained with fair value changes being recorded in the consolidated statements of operations and comprehensive loss. The fair value of the liability is calculated based on the value of the underlying common stock which was $6.10 per share on the grant date. Until stockholder approval is obtained, these awards are not considered issued and outstanding equity grants.

See Note 12, “Derivatives and Hedging Activities,” for a discussion of the Company’s cross-currency swap.

16.	Stock-Based Compensation

The Company’s stock-based compensation plans authorize awards of RSUs, stock options and other equity-related awards. As of December 31, 2018, there were 2,426,521 shares subject to outstanding awards, including approximately 1,092,633 shares subject to market-price vesting conditions, and 1,079,101 shares available for new awards.

A summary of the Company’s RSUs activity during the three month period ended December 31, 2018 is as follows:

Number of Shares

Unvested Outstanding at September 30, 2018	1,729,491
Granted	—
Forfeited	(13,202)
Vested	(8,000)
Unvested Outstanding at December 31, 2018	1,708,289

In addition, during the three-month period ended December 31, 2018, a total of 9,806 shares were issued and 1,059 withheld for taxes in connection with the net settlement of awards of RSUs.

Stock-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The Company recognized stock-based compensation expense as follows:

	Three Months Ended December 31,
	2018	2017

Restricted Stock and RSUs	$1,615	$783
Modification of awards (1)	—	2,105
Payroll taxes on vesting of RSUs	—	310
	$1,615	$3,198

(1)	Reflects incremental compensation cost recognized in December 2017 in connection with the modification of certain awards held by two executive officers of the Company.

17.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive Loss
Balance at September 30, 2018	$(78,941)	$47	$20,314	$(58,580)
Change during the period	6	(239)	2,825	2,592
Balance at December 31, 2018	$(78,935)	$(192)	$23,139	$(55,988)

18.	Net Loss per Share

Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period, including stock options, restricted stock, RSUs and warrants, using the treasury stock method, and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended December 31,
	2018	2017
Earnout Shares	1,323,558	2,500,000
RSUs	1,802,405	1,648,643
Unvested Restricted Stock	624,116	624,116
Stock Warrants	9,539,565	9,539,565
	13,289,644	14,312,324

19.	Other Finance Income (Costs)

Other finance income (costs) consisted of the following for the three months ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Pension interest cost	$(674)	$(725)
Expected return on pension plan assets	909	916
Foreign currency translation on senior bank debt	(2,897)	—
Foreign currency remeasurement on hedging instrument	1,931	—
	$(731)	$191

20.	Income Taxes

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

The effective income tax rate for the three months ended December 31, 2018 and 2017 was (1.20%) and (0.80)%, respectively, resulting in a ($56) and ($33) income tax expense, respectively. The income tax expense for the three months ended December 31, 2018 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in the valuation allowance for deferred taxes and the net losses generated by the Company’s non-US foreign subsidiaries. The income tax expense for the three months ended December 31, 2017 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the impact of the U.S. statutory tax rate change on deferred tax assets and liabilities, the changes in the valuation allowance for deferred taxes and the net losses generated by the Company’s non-US foreign subsidiaries.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management determined that it is more likely than not that the Company will not realize the deferred income tax asset balances and therefore, recorded a full valuation allowance of $56,456 as of December 31, 2018.

The utilization of the Company’s pre-Merger net operating losses is subject to a limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions.

21.	Related Parties

We occupy office space leased by a company affiliated with our Executive Chairman and incur amounts monthly in maintenance expenses primarily for the lease of the office.

		Three Months Ended December 31,
		2018	2017
Hydra Management LLC	Selling, general and administrative expenses	$(25)	$(86)

HGV Fund, which purchased promissory notes issued in connection with the 2018 refinancing of our debt facilities (see Note 12), owns approximately 17.5% of our common stock and warrants to purchase additional shares. HGV Fund is also a stockholder and investor in Leisure Acquisition Corp., a special purpose acquisition company affiliated with two members of our management. Interest expense to HGV Fund amounted to $4,074 for the three months ended December 31, 2018.

22.	Commitments and Contingencies

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

23.	Pension Plan

We operate a combined scheme which comprises a defined benefit section and a defined contribution section in the UK. The defined benefit section is closed to future accruals for services rendered to the Company. We estimate that $2,937 will be contributed to the pension plan during the year ending December 31, 2019.

The total amount of employer contributions paid during the three months ended December 31, 2018 amounted to $740.

For the three months ended December 31, 2018 and 2017, the components of total periodic benefit costs were as follows:

	Three Months Ended
	December 31,
	2018	2017
Components of net periodic benefit:

Interest cost	$674	$725
Expected return on plan assets	(909)	(916)
Net periodic benefit	$(235)	$(191)

24.	Segment Reporting and Geographic Information

The Company operates its business along two operating segments, which are segregated based on the basis of revenue stream: Service Based Gaming and Virtual Sports (which includes Interactive). The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), total assets and total capital expenditures for the periods ended December 31, 2018 and 2017, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions.

As a result of improved processes that have allowed us to more accurately allocate costs between reporting segments, we have reclassified the previously reported segment allocation of selling, general and administrative expenses and stock-based compensation expense for the three months ended December 31, 2017.

Segment Information

Three Months Ended December 31, 2018

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$21,816	$8,230	$—	$30,046
Hardware	686	—	—	686
Total revenue	22,502	8,230	—	30,732
Cost of sales, excluding depreciation and amortization:
Cost of service	(4,900)	(1,077)	—	(5,977)
Cost of hardware	(593)	—	—	(593)
Selling, general and administrative expenses	(6,913)	(3,296)	(5,058)	(15,267)
Stock-based compensation expense	(113)	(83)	(1,419)	(1,615)
Acquisition related transaction expenses	—	—	(74)	(74)
Depreciation and amortization	(7,784)	(1,376)	(429)	(9,589)
Segment operating income (loss)	2,199	2,398	(6,980)	(2,383)

Net operating loss				$(2,383)

Total assets at December 31, 2018	$93,030	$68,055	$25,531	$186,616

Total goodwill at December 31, 2018	$—	$44,862	$—	$44,862
Total capital expenditures for the three months ended December 31, 2018	$2,105	$1,241	$50	$3,396

Three Months Ended December 31, 2017

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$21,809	$8,558	$—	$30,367
Hardware	1,020	—	—	1,020
Total revenue	22,829	8,558	—	31,387
Cost of sales, excluding depreciation and amortization:
Cost of service	(4,053)	(1,143)	—	(5,196)
Cost of hardware	(906)	—	—	(906)
Selling, general and administrative expenses	(8,147)	(2,721)	(5,506)	(16,374)
Stock-based compensation expense	(65)	(79)	(3,054)	(3,198)
Acquisition related transaction expenses	—	—	(574)	(574)
Depreciation and amortization	(7,607)	(1,600)	(353)	(9,560)
Segment operating income (loss)	2,051	3,015	(9,487)	(4,421)

Net operating loss				(4,421)

Total assets at September 30, 2018	$103,378	$69,545	$34,989	$207,912

Total goodwill at September 30, 2018	$—	$45,818	$—	$45,818
Total capital expenditures for the three months ended December 31, 2017	$6,986	$1,321	$113	$8,420

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended December 31,
	2018	2017
Total revenue
UK	$18,591	$20,493
Italy	5,125	4,300
Greece	4,817	4,391
Rest of world	2,199	2,203
Total	$30,732	$31,387

Geographic information of our non-current assets excluding goodwill is set forth below:

	December 31, 2018	September 30, 2018
Total non-current assets excluding goodwill
UK	$52,784	$60,037
Greece	32,773	36,175
Italy	2,997	3,368
Rest of world	4,134	3,962
Total	$92,688	$103,542

Software development costs are included as attributable to the market in which they are utilized.

25.	Customer Concentration

During the three months ended December 31, 2018, three customers represented at least 10% of revenues, accounting for 25%, 16% and 11% of the Company’s revenues. During the three months ended December 31, 2017, three customers represented at least 10% of revenues, accounting for 27%, 14% and 10% of the Company’s revenues. All these customers were served by both the Server Based Gaming and Virtual Sports segments.

At December 31, 2018, two customers represented at least 10% of accounts receivable, accounting for 19% and 12% of the Company’s accounts receivable. At September 30, 2018, three customers represented at least 10% of accounts receivable, accounting for 15%, 13% and 12% of the Company’s accounts receivable.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual future results could differ materially from the historical results discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in our annual report on Form 10-K.

Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-QT. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business, and the timing and ability for us to complete future acquisitions. Specifically, forward-looking statements may include statements relating to:

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

Overview

We are a global business-to-business gaming technology company, supplying Server Based Gaming (“SBG”) and Virtual Sports (which includes Interactive) systems to regulated lottery, betting and gaming operators worldwide through an “omni-channel” distribution strategy. We provide end-to-end digital gaming solutions on our proprietary and secure network, which accommodates a wide range of devices, including land-based gaming machine terminals, mobile devices such as smartphones and tablets and online computer and social applications.

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

Our most recent fiscal year ended on September 30, 2018. On September 24, 2018, our Board of Directors determined, in accordance with our bylaws and the recommendation of the Audit Committee of our Board of Directors, to change our fiscal year, so that it begins on January 1 and ends on December 31 of each year, starting on January 1, 2019. Accordingly, this Form 10-QT, covers the transition period of October 1, 2018 to December 31, 2018.

Business Segments

We report our operations in two business segments, SBG and Virtual Sports (which includes Interactive, an operating segment which does not exceed the quantitative thresholds in ASC 280-10-50-12), representing our different products and services. We evaluate our business performance, resource allocation and capital spending on an operating segment level, where possible. We use our operating results and identified assets of each of our operating segments in order to make prospective operating decisions. Although our revenues and cost of sales (excluding depreciation and amortization) are reported exclusively by segment, we do include unallocated items in our consolidated financial statements for certain expenses including depreciation and amortization as well as selling, general and administrative expenses. Unallocated balance sheet line items include items that are a shared resource and therefore not allocated between operating segments.

In this report, we have changed how certain selling, general and administrative expenses are split between segments, leaving fewer costs within “Corporate Functions”, which management believes provides a more informed allocation. As such, we have restated the reporting segmental splits for December 31, 2017 expenses in line with the new allocations, to give a clear comparison with the current period. Commentary within this section focuses on changes from the restated number.

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

For the three months ended December 31, 2018, we earned approximately 60.5% of our revenue in the UK, 16.7% in Italy, 15.7% in Greece and the remaining 7.1% across the rest of the world. During the three months ended December 31, 2017, we earned approximately 65.3%, 13.7%, 14.0% and 7.0% of our revenue in those regions, respectively.

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

During the three months ended December 31, 2018, we derived approximately 39.5% of our revenue from sales to customers outside of the UK compared to 34.7% during the three months ended December 31, 2017.

In the section “Results of Operations” below, currency impacts shown have been calculated as the current-period average GBP: USD rate less the equivalent average rate in the prior period, multiplied by the current period amount in our functional currency (GBP). The remaining difference, referred to as functional currency at constant rate, is calculated as the difference in our functional currency, multiplied by the prior-period average GBP: USD rate. This is not a U.S. GAAP measure, but is one which management believes gives a clearer indication of results. In the tables below, variances in particular line items from period to period exclude currency translation movements, and currency translation impacts are shown independently.

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

Results of Operations

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three-month period ended December 31, 2018, compared to the same period in 2017; and

●	a discussion and analysis of the results of operations of our SBG and Virtual Sports business segments for the three-month period ended December 31, 2018, compared to the same period in 2017, including KPI analysis.

The three-month financial periods presented consist of a 92-day period for each of 2018 and 2017. The balance sheet date for both 2018 and 2017 is December 31. Each of the foregoing periods is herein referred to as a “three-month period.”

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). In the three-month periods ended December 31, 2018 and 2017, the average GBP: USD rate was 1.29 and 1.34, respectively.

In the discussion and analysis below, certain data may vary from the amounts presented in our consolidated financial statements due to rounding.

Three Months ended December 31, 2018 compared to Three Months ended December 31, 2017

	For the Three-Month Period ended
	Unaudited Dec 31,	Unaudited Dec 31,	Variance			Variance
(In thousands)	2018	2017	2018 vs 2017		Functional Currency at Constant rate	Functional Currency	Currency Movement

Revenue:
Service	$30,046	$30,367	($321)	(1.1%)	$1,028	3.4%	($1,348)
Hardware	686	1,020	(334)	(32.8%)	(294)	(28.8%)	(41)
Total revenue	30,732	31,387	(655)	(2.1%)	734	2.3%	(1,389)
Cost of sales, excluding depreciation and amortization:
Cost of service	(5,977)	(5,196)	(780)	15.0%	(1,050)	20.2%	270
Cost of hardware	(593)	(906)	313	(34.5%)	277	(30.7%)	35
Selling, general and administrative expenses	(15,267)	(16,374)	1,107	(6.8%)	431	(2.6%)	676
Stock-based compensation	(1,615)	(3,198)	1,583	(49.5%)	1,504	(47.1%)	80
Acquisition related transaction expenses	(74)	(574)	500	(87.1%)	493	(86.3%)	6
Depreciation and amortization	(9,589)	(9,560)	(30)	0.3%	(448)	4.7%	418
Net operating Income (Loss)	(2,383)	(4,421)	2,038	46.1%	1,941	(43.8%)	97
Other income (expense)
Interest income	32	38	(6)	(15.7%)	(4)	(11.5%)	(2)
Interest expense	(4,111)	(4,906)	796	(16.2%)	705	(14.4%)	90
Change in fair value of earnout liability	1,668	4,657	(2,990)	(64.2%)	(2,921)	(62.5%)	(69)
Change in fair value of derivative liability	852	319	533	167.3%	584	182.9%	(51)
Other finance income (costs)	(731)	191	(922)	(482.9%)	(971)	(507.9%)	48
Total other income (expense), net	(2,290)	299	(2,589)	865.6%	(2,607)	(838.1%)	18
Net loss from continuing operations before income taxes	(4,673)	(4,122)	(551)	13.4%	(666)	16.2%	115
Income tax expense	(56)	(33)	(23)	69.2%	(26)	79.3%	3
Net loss	($4,729)	($4,155)	($574)	(13.8%)	($692)	16.7%	$118

Exchange Rate - $ to £	1.29	1.34

Effective Tax Rate	1.2%	0.8%

Revenue

Total revenue for the period ended December 31, 2018 decreased by $0.7 million, or 2.1%, to $30.7 million. Adverse currency movements accounted for $1.4 million of the decrease. On a functional currency at constant rate basis, revenue increased by $0.7 million, or 2.3% on a functional currency basis, with service revenue increasing $1.0 million and hardware revenue decreasing by $0.3 million.

SBG revenue, which is included in total revenue, above, increased by $0.7 million on a functional currency at constant rate basis, or 3.0% on a functional currency basis, comprised of growth in service revenue of $1.0 million offset by a reduction in hardware sales of $0.3 million.

On a functional currency at constant rate basis SBG service revenue increased by $1.0 million, or 4.5% on a functional currency basis, due to growth in the Italian market of $0.9 million. In addition, growth in Greece drove revenue increases of $0.6 million, due to the continued rollout into the Greek market which drove additional participation revenue of $1.2 million and other recurring revenue of $0.6 million. This was partly offset by a $1.2 million reduction in software license sales compared to the prior period.

The decrease in hardware revenue was driven by lower hardware sales in the UK market of $0.3 million.

Virtual Sports revenue remained unchanged on a functional currency at constant rate basis, due to growth in Finland and Italy of $0.2 million and $0.2 million, respectively. Growth was negatively affected by $0.2 million due to a reduction in revenue from long-term Virtual Sports licenses that have now expired and $0.1 million from lower interactive game sales.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, which includes machine cost of sales, consumables, content royalties and connectivity costs, increased by $0.5 million, or 7.7%, on a reported basis, to $6.6 million. Of this increase, $0.3 million arose from favorable currency movements. On a functional currency at constant rate basis, cost of sales increased by $0.8 million, or 12.7% on a functional currency basis.

On a functional currency at constant rate basis cost of service increased by $1.1 million, or 20.2% on a functional currency basis, due to increasing SBG costs. This was driven by an increase in Greece SBG service costs of $0.8 million and an increase in Italy SBG service costs of $0.3 million.

On a functional currency at constant rate basis cost of hardware decreased by $0.3 million, or 30.7% on a functional currency basis, due to lower hardware sales in the UK market.

Selling, general and administrative expenses

SG&A expenses decreased by $1.1 million, or 6.8%, on a reported basis, to $15.3 million. Of this decrease, $0.7 million arose from favorable currency movements. On a functional currency at constant rate basis, SG&A expenses decreased by $0.4 million, or 2.6% on a functional currency basis. This decrease was driven by staff related cost savings of $1.8 million, facilities and insurance cost savings of $0.1 million and legal cost savings of $0.1 million. These savings were offset by an increase in Italian tax related costs relating to prior years invoicing of $0.9 million (removed from Adjusted EBITDA) and a decrease in net labor capitalization and manufacturing recoveries of $0.8 million due to mix of projects and lower factory throughput as a result of fewer machines being built in the quarter.

Stock-based compensation

During the three months ended December 31, 2018, the Company recorded an expense of $1.6 million with respect to outstanding awards. Of this cost, $1.7 million related to recurring costs and a $0.1 million credit was due to changes in the stock price from $6.10 at September 30, 2018 to $4.80 at December 31, 2018. During the three months ended December 31, 2017, there was a $3.2 million charge for stock-based compensation which included a $2.1 million charge relating to the cancellation of awards under the Company’s First Incentive Plan covering 1,076,272 shares.

Acquisition related transaction expenses

Acquisition related transaction expenses decreased by $0.5 million in the period to $0.1 million. All of the 2018 and 2017 period expenses were related to work with respect to potential acquisitions.

 Depreciation and amortization

Depreciation and amortization remained unchanged in the period at $9.6 million. This was impacted by favorable currency movements of $0.4 million.

On a functional currency at constant rate basis, depreciation and amortization increased by $0.4 million, or 4.7% on a functional currency basis. This increase was driven by additional amortization in connection with new platforms and games going live on SBG of $0.4 million. The additional machine depreciation was driven by the continued terminal rollout in the Greek market of $0.9 million, partly offset by lower depreciation in the UK ($0.6 million) and Italy ($0.1 million) due to machines being fully depreciated.

Net operating loss

During the period on a reported basis, net operating loss improved from a loss of $4.4 million to a loss of $2.4 million. This improvement was partly driven by a $0.1 million favorable currency movement. On a functional currency at constant rate basis, net operating loss decreased by $1.9 million, mainly due to an increase in revenue, a reduction in stock-based compensation, acquisition related transaction and SG&A expenses, partly offset by higher cost of sales and depreciation and amortization.

Interest expense

Interest expense decreased by $0.8 million in the period, to $4.1 million, on a reported basis. Of this variance, $1.0 million was due to lower interest charges on the new debt funding following the refinancing in August 2018 and a further $0.3 million arose from currency retranslations of bank accounts. These were partly offset by a $0.5 million charge in the current period relating to amortization of debt fees following the refinancing.

Change in fair value of earnout liability

Due solely to changes in the share price ($4.80 at December 31, 2018 and $6.10 at September 30, 2018) the credit in the three months ended December 31, 2018 from a change in the fair value of earnout liability was $1.7 million. In the prior period, due to changes in share price and as a result of changes relating to six specific countries (China, Colombia, Greece, Norway, Spain and Ukraine) the corresponding figure was a $4.7 million credit.

Change in fair value of derivative liability

Change in fair value of derivative liability increased by $0.5 million, to a $0.9 million credit for the three months ended December 31, 2018 arising from the fair valuing of the cross-currency swaps executed in August 2018 on the refinancing of the company. For the three months ended December 31, 2017 the change in fair value of derivative liability was a $0.3 million credit for derivative awards which were converted to stock-based compensation awards in March 2018.

Other finance costs

Other finance costs for the period ended December 31, 2018 were $0.7 million, $0.9 million higher than the previous period. Changes in exchange rates resulted in a charge of $2.9 million in retranslating the debt balance. This was offset by a $1.9 million credit from the GBP: USD cross currency swap entered into to mitigate this impact, accounted for under hedge accounting, and a $0.2 million pension interest credit which was in line with the previous period.

Income tax expense

Our effective tax rate for the period ending December 31, 2018 was (1.2)%, and our effective tax rate for the period ending December 31, 2017 was (0.8)%.

Net loss

On a reported basis, net loss increased by $0.6 million from a loss of $4.2 million to a loss of $4.7 million in the period ended December 31, 2018. This variance was partly offset by a favorable currency movement of $0.1 million. On a functional currency at constant rate basis net loss increased by $0.7 million, mainly due to the increase in other finance costs and the change in fair value of earnout liability. This was offset by the improvement in net operating loss, the change in fair value of derivative liability and the decrease in interest expense.

Three Months ended December 31, 2018 compared to Three Months ended December 31, 2017 –

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

SBG segment, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Unaudited	Unaudited
	Dec 31,	Dec 31,	2018 vs 2017
SBG	2018	2017		%

End of period installed base (# of terminals)	34,578	29,985	4,593	15.3%
Average installed base (# of terminals)	33,811	29,310	4,500	15.4%
Customer Gross Win per unit per day (1)	£109.62	£115.92	(£6.30)	(5.4%)
Customer Net Win per unit per day (1)	£77.71	£82.93	(£5.21)	(6.3%)
Inspired Blended Participation Rate	6.2%	6.1%	0.1%

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

SBG segment, key events that affected results for the Three Months ended December 31, 2018

Our SBG rollout into the Greek market continued during the period with a further 1,300 being deployed on site and live. The total installed base of our contracted 8,360 terminals in Greece is now over 6,800 as of December 31, 2018. The performance of our Greek terminals continues to be strong against our competitors.

In Italy, customer Gross Win per unit per day (in EUR) increased by 16.9% across all customers compared to the same period last year due to new content releases. This was partly offset by a tax that reduced Net Win per unit per day growth to 14.6%.

During the period, an additional 125 Self Service Betting Terminals (“SSBTs”) were sold and deployed in the UK market. In addition to the hardware sale margin these terminals also generate an ongoing recurring service fee.

In the UK Casino market, we secured an agreement for the sale of 158 “Flex” B3 terminals to a major customer. Terminals are expected to commence installation in the first quarter of the calendar year 2019 and to result in an ongoing recurring rental fee and content revenue share to Inspired.

In the UK Electronic Table Games (ETG) market, we secured an agreement for the sale of 108 “Sabre Hydra” terminals to be installed during the early half of 2019 to a major Casino customer.

Overall, the size of our Average Installed Base increased 15.4%, to 33,811, due to our continued terminal rollout in Greece and growth from new contract awards in the UK LBO estate. Customer Gross Win per unit per day (in our functional currency, GBP) decreased by 5.4% across the entire estate, driven by the impact of our SBG installations in Greece, as our Greek machines return a lower daily Customer Gross Win compared to our UK machines. Our blended participation rate increased 0.1% to 6.2% due to an increased proportion of Greece installed base.

SBG segment, key events that affected results for the Three Months ended December 31, 2017

Our SBG rollout into the Greek market continued during this period, with approximately 3,400 terminals installed as of December 31, 2017.

During the period, we launched our new SBG cabinet the “Flex 4K” with trials in two of our major UK LBO customers and contracted for the hardware sale of a further 600 Flex 4K terminals to our second largest UK LBO customer.

In addition to the comparable period in 2016, 223 SSBTs were sold and deployed in the UK market. These provide recurring service revenue.

SBG Segment, Three Months ended December 31, 2018 compared to Three Months ended December 31, 2017

Server Based Gaming	For the Three-Month Period ended
	Unaudited Dec 31,	Unaudited Dec 31,	Variance		Variance
(In thousands)	2018	2017	2018 vs 2017		Functional Currency at Constant rate	Functional Currency	Currency Movement
Revenue:
Service	$21,816	$21,808.6	$8	0.0%	$984	4.5%	($976)
Hardware	686	1,020	(334)	(32.8%)	(294)	(28.8%)	(41)
Total revenue	22,502	22,829	(327)	(1.4%)	690	3.0%	(1,017)

Cost of sales, excluding depreciation and amortization:
Cost of service	(4,900)	(4,053)	(847)	20.9%	(1,067)	26.3%	220
Cost of hardware	(593)	(906)	313	(34.5%)	277	(30.7%)	35
Total cost of sales	(5,493)	(4,959)	(534)	10.8%	(789)	15.9%	255

Selling, general and administrative expenses	(6,913)	(8,147)	1,234	(15.1%)	936	(11.5%)	298

Stock-based compensation	(113)	(65)	(48)	73.8%	(53)	82.0%	5

Depreciation and amortization	(7,784)	(7,607)	(177)	2.3%	(529)	7.0%	352

Net operating profit	$2,199	$2,051	$148	7.2%	$254	12.4%	($107)

Exchange Rate - $ to £	1.29	1.34

SBG segment revenue. In the period revenue decreased by $0.3 million, to $22.5 million, on a reported basis. This decrease was due to adverse currency movements of $1.0 million. On a functional currency at constant rate basis, SBG revenue increased by $0.7 million, or 3.0% on a functional currency basis.

Service revenue remained consistent, on a reported basis. This is due to adverse currency movements of $1.0 million. On a functional currency at constant rate basis, SBG service revenue increased by $1.0 million, or 4.5% on a functional currency basis, to $21.8 million. This was due to an increase in the Italian market of $0.9 million due to the growth in both Gross and Net Wins and the Greek market of $0.6 million, driven by the continued rollout in Greece. This was partly offset by a decrease in service revenue in UK LBO of $0.4 million primarily due to the expiry of a customer service contract.

The continued rollout into the Greek market drove additional participation revenue of $1.2 million and other recurring revenue of $0.6 million. This was partly offset by a $1.2 million reduction in software license sales compared to the prior period.

During the period there was a small reduction in UK LBO Customer Gross Win per unit per day due to the rollout of 1,200 additional terminals. These machines were placed into lower performing sites, therefore reducing the average Customer Gross Win per unit per day but driving additional revenue.

Hardware revenue decreased by $0.3 million to $0.7 million, on a reported basis. On a functional currency at constant rate basis, SBG hardware revenue decreased by $0.3 million, principally due to lower SSBTs terminal sales in the UK market of $0.3 million.

SBG segment operating income. Cost of sales (excluding depreciation and amortization) increased by $0.5 million to $5.5 million, on a reported basis. This variance was impacted by favorable currency movements of $0.3 million. On a functional currency at constant rate basis, cost of sales increased by $0.8 million. This was principally due to an increase in service costs of $1.1 million due to Greek SBG service costs of $0.8 million, driven by the increase in terminals as the Greece rollout continues, and an increase in cost of service in Italy of $0.3 million.

SG&A expenses decreased by $1.2 million to $6.9 million, on a reported basis. Of this variance, $0.3 million arose from favorable currency movements. This resulted in a functional currency at constant rate decrease of $0.9 million driven by staff related cost savings of $1.1 million, offset by $0.3 million driven by lower manufacturing recoveries due to lower factory throughput.

Depreciation and amortization increased by $0.2 million to $7.8 million on a reported basis. Of this amount, $0.4 million arose due to favorable currency movements. On a functional currency at constant rate basis, the increase was $0.5 million, driven by $0.3 million from additional amortization and $0.1 million of additional machine and machine related depreciation. The additional amortization was driven by new projects going live in the UK and Greek markets. The additional machine and machine related depreciation was driven by the continued terminal rollout in the Greek market of $0.9 million, partly offset by lower depreciation in the UK ($0.6 million) and Italy ($0.1 million) due to machines being fully depreciated.

SBG operating profit increased by $0.1 million to $2.2 million, on a reported basis. Of this variance, $0.1 million arose from adverse currency movements. On a functional currency at constant rate basis, SBG operating profit increased by $0.3 million. This was primarily due to the increase in revenue and decrease in SG&A, partly offset by higher cost of sales and additional depreciation and amortization.

SBG segment, Recurring Revenue

Set forth below is a breakdown of our SBG recurring revenue. SBG recurring revenue consists principally of SBG participation revenue.

	For the Three-Month Period ended		Variance
	Unaudited Dec 31,	Unaudited Dec 31,	2018 vs 2017
SBG Recurring Revenue	2018	2017		%
Total SBG Revenue	£17,504	£16,991	£514	3.0%

SBG Participation Revenue (£’000)	£15,055	£13,614	£1,441	10.6%
SBG Other Fixed Fee Recurring Revenue (£’000)	£239	£253	(£14)	(5.4%)
Total SBG Recurring Revenue (£’000)	£15,295	£13,867	£1,427	10.3%
SBG Recurring Revenue as a Percentage of Total SBG Revenue	87.4%	81.6%	5.8%

In the table above:

“SBG Participation Revenue” includes our share of revenue generated from (i) our SBG terminals placed in gaming and lottery venues; and (ii) licensing of our game content and intellectual property to third parties.

“SBG Other Fixed Fee Recurring Revenue” includes service revenue in which the Company earns a periodic fixed fee on a contracted basis.

“Total SBG Recurring Revenue” is equal to SBG Participation Revenue plus SBG Other Fixed Fee Recurring Revenue.

SBG segment, Service Revenue by Region

Set forth below is a breakdown of our SBG service revenue by geographic region. SBG service revenue consists principally of SBG participation revenue.

Server Based Gaming Service Revenue by Region	For the Three-Month Period ended
	Unaudited Dec 31,	Unaudited Dec 31,	Variance			Variance
(In thousands)	2018	2017	2018 vs 2017		Functional Currency at Constant rate	Functional Currency	Currency Movement
Service Revenue:
UK LBO	$13,630	$14,281	($651)	(4.6%)	($57)	(0.4%)	($594)
UK Other	1,254	$1,719	(465)	(27.0%)	(408)	(23.7%)	(57)
Italy	2,911	$2,108	803	38.1%	937	44.4%	(134)
Greece	3,834	$3,432	402	11.7%	585	17.1%	(183)
Rest of the World	187	$268	(81)	(30.4%)	(73)	(27.3%)	(8)
Total service revenue	$21,816	$21,809	$8	0.0%	$984	4.5%	($976)

Exchange Rate - $ to £	1.29	1.34

Virtual Sports Segment, Three Months ended December 31, 2018 compared to Three Months ended December 31, 2017

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

Virtual Sports segment, Key Performance Indicators

	For the Three-Month Period ended		Variance
Virtuals	Unaudited Dec 31,	Unaudited Dec 31,	2018 vs 2017
	2018	2017		%
No. of Live Customers at the end of the period	100	86	14	16.3%
Average No. of Live Customers	96	83	13	15.7%
Total Revenue (£’000)	£6,404	£6,371	£33	0.5%
Total Revenue £’000 - Retail	£3,831	£3,812	£19	0.5%
Total Revenue £’000 - Scheduled Online Virtuals	£2,109	£1,887	£222	11.7%
Total Revenue £’000 - Interactive	£464	£672	(£208)	(30.9%)
Average Revenue Per Customer per day (£)	£725	£834	(£109)	(13.1%)

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

	For the Three-Month Period ended		Variance
	Unaudited Dec 31,	Unaudited Dec 31,	2018 vs 2017
Virtual Sports Recurring Revenue	2018	2017		%
Total Virtual Sports Revenue (£'000)	£6,404	£6,371	£33	0.5%

Recurring Revenue (£'000) - Retail and Scheduled Online Virtuals	£5,358	£4,976	£382	7.7%
Recurring Revenue (£'000) - Interactive	£524	£572	(£48)	(8.3%)
Total Virtual Sports Recurring Revenue (£'000)	£5,883	£5,548	£334	6.0%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	91.9%	87.1%	4.8%

In the table above:

 “Recurring Revenue” includes our share of revenue generated from (i) our Virtual Sports products placed with operators; (ii) licensing our game content and intellectual property to third parties; and (iii) our games on third-party online gaming platforms that are interoperable with our game servers.

Virtual Sports segment, key events that affected results for the Three Months ended December 31, 2018

During the period, we launched our Virtual Sports product with the Danish Lottery Danske Spil.

In Greece we deployed our latest Football product, Matchday, across the full estate of over 3,400 venues.

Our largest customer in Italy launched our latest Football product Matchday Gold designed specifically for the territory on both retail and online platforms.

The Average Number of Live Customers during the period increased by 13, from 83 to 96. Including the launch of eight new Interactive customers, five of which were launched via the NYX platform and three via the Playtech platform including BGO, Buzz Bingo and Sun Bingo, taking our Average Number of Live Interactive Customers for the period to 31.

Overall revenue per customer has decreased during the period, this is due to a sharp increase in customers in the quarter with revenues expected to increase throughout 2019.

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

By the end of the 2017 quarterly period, our Interactive business was live with 16 customers, having launched ten new customers since December 31, 2016, including Betfair, Grosvenor Casino (part of the Rank Group), Bwin, Sportingbet, VideoSlots, and a variety of Betsson brands.

Virtual Sports segment, Three Months ended December 31, 2018 compared to Three Months ended December 31, 2017

Virtual Sports	For the Three-Month Period ended		Variance			Variance
(In thousands)	Unaudited Dec 31, 2018	Unaudited Dec 31, 2017	2018 vs 2017		Functional Currency at Constant rate	Functional Currency	Currency Movement

Service Revenue	$8,230	$8,558	($328)	(3.8%)	$44	0.5%	($372)

Cost of Service	(1,077)	(1,143)	67	(5.8%)	16	(1.4%)	50

Selling, general and administrative expenses	(3,296)	(2,721)	(575)	21.1%	(735)	27.0%	160

Stock-based compensation	(83)	(79)	(4)	5.1%	(7)	9.0%	3

Depreciation and amortization	(1,376)	(1,600)	224	(14.0%)	162	(10.1%)	62
Net operating profit	$2,398	$3,016	($617)	(20.5%)	($520)	(17.2%)	($97)

Exchange Rate - $ to £	1.29	1.34

Virtual Sports segment revenue. In the period revenue decreased by $0.3 million on a reported basis. Of this decrease, $0.4 million arose from adverse currency movements. On a functional currency at constant rate basis, Virtual Sports revenue remained unchanged at $8.2 million.

While revenue remained unchanged, $0.4 million was driven by an increase in Virtual Sports land-based and online recurring revenue, due to new customer revenue in Finland of $0.2 million as well as continued growth in Italy of $0.2 million. Total revenue growth was negatively affected by $0.2 million due to a reduction in revenue from long-term Virtual Sports licenses that have now come to an end and lower Interactive revenue due to lower one-off game sales of $0.1 million.

Virtual Sports segment operating income. Cost of service decreased by $0.1 million to $1.1 million, on a reported basis. Of this decrease, $0.1 million arose from favorable currency movements. On a functional currency at constant rate basis, cost of service remained the same as prior period.

SG&A expenses increased by $0.6 million, on a reported basis. Of this increase, $0.2 million arose from favorable currency movements. This resulted in a functional currency at constant rate increase of $0.7 million, which was primarily due to $0.9 million higher Italian tax related costs relating to prior years (removed from Adjusted EBITDA). This was partly offset by staff related savings of $0.3 million.

Depreciation and amortization decreased by $0.2 million to $1.4 million, on a reported basis. Of this decrease, $0.1 million arose from favorable currency movements. This resulted in a functional currency at constant rate decrease of $0.2 million, driven by lower depreciation of platforms and games due to fully depreciated games, including Rush Football.

Operating profit decreased by $0.6 million on a reported basis to $2.4 million. Of this decrease, $0.1 million arose from adverse currency movements. On a functional currency at constant rate basis, this represented a decrease of $0.5 million. This was primarily due to additional SG&A expenses, offset by lower depreciation and amortization.

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

Adjusted EBITDA is defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense, and other additional exclusions and adjustments. Such additional excluded amounts include stock-based compensation U.S. GAAP charges where the associated liability is expected to be settled in stock, and changes in the value of earnout liabilities and income and expenditure in relation to legacy portions of the business (being those portions where trading no longer occurs) including closed defined benefit pension schemes. Additional adjustments are made for items considered outside the normal course of business, including (1) restructuring costs, which include charges attributable to employee severance, management changes, restructuring, dual running costs, costs related to facility closures and integration costs, (2) merger and acquisition costs and (3) gains or losses not in the ordinary course of business.

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

Functional Currency at Constant rate. Currency impacts shown have been calculated as the current-period average GBP: USD rate less the equivalent average rate in the prior period, multiplied by the current period amount in our functional currency (GBP). The remaining difference, referred to as functional currency at constant rate, is calculated as the difference in our functional currency, multiplied by the prior-period average GBP: USD rate, as a proxy for functional currency at constant rate movement.

Currency Movement represents the difference between the results in our reporting currency (USD) and the results on a functional currency at constant rate basis.

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Loss, to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA

	For the Three-Month Period ended
(In thousands)	Unaudited Dec 31, 2018	Unaudited Dec 31, 2017

Net loss	($4,729)	($4,155)

Items Relating to Legacy Activities:
Pension charges	88	140
Costs relating to former operations	7	5

Items outside the normal course of business:
Costs of group restructure	605	780
Transaction fees	74	574
Italian tax related costs relating to prior year	875	—

Stock-based compensation expense	1,615	3,198

Depreciation and amortization	9,589	9,560
Total other expense, net	2,290	(299)
Income tax	56	33
Adjusted EBITDA	$10,470	$9,836

Adjusted EBITDA	£8,155	£7,325

Exchange Rate - $ to £	1.28	1.34

Notes to table:

(1) “Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Central Functions.

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

(4) “Italian tax related costs relating to prior years invoicing” relate to VAT charges and associated costs, relating to prior years, imposed on our Virtual Sports segment following changes in interpretation of legislation and an ongoing VAT audit.

(5) Transaction fees, Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions.

(6) Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions

Reconciliation to Adjusted Revenue

	For the Three-Month Period ended
(In thousands)	Unaudited Dec 31, 2018	Unaudited Dec 31, 2017

Net revenues	$30,732	$31,387
Less Nil Margin Sales	—	—
Adjusted Revenue	$30,732	$31,387

Adjusted Revenue	£23,908	£23,374

Exchange Rate - $ to £	$1.29	$1.34

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

Liquidity and Capital Resources

Three Months ended December 31, 2018 compared to Three Months ended December 31, 2017

	Period Ended		Variance
(in thousands)	Dec 31, 2018	Dec 31, 2017	2018 to 2017

Net loss	($4,729)	($4,155)	($574)
Non-cash interest expense including amortization of fees	522	1,924	(1,402)
Change in fair value of derivative and earnout liabilities and	(905)	(2,086)	1,181
stock-based compensation expense
Foreign currency translation on senior bank debt and cross currency swaps	673	0	673
Depreciation and amortization	9,589	9,560	29
Other net cash utilized by operating activities	(4,254)	(5,352)	1,098
Net cash provided by operating activities	896	(109)	1,005

Net cash used in investing activites	(6,631)	(6,813)	182
Net cash used in financing activities	(578)	(1,810)	1,232
Effect of exchange rates on cash	(150)	(307)	157
Net (decrease)/increase in cash and cash equivalents	($6,463)	($9,039)	$2,576

Net cash provided by operating activities. In the period, net cash inflow generated by operating activities was $0.9 million, compared to a $0.1 million outflow in the prior period, representing a $1.0 million improvement in cash generation.

Non-cash interest expense decreased by $1.4 million, to $0.5 million. The current period’s non-cash interest expense related to amortization of debt fees incurred in relation to the business refinancing in August 2018 whereas the prior period’s expense related to PIK interest charged on the debt held prior to the refinancing.

Change in fair value of derivative and earnout liabilities and stock-based compensation expense decreased by $1.2 million from an outflow of $2.1 million to an outflow of $0.9 million. Movements in the market value of the stock price resulted in a $3.0 million lower earnout outflow in the current period which was partly offset by a $1.3 million movement in stock-based compensation expense and a $0.9 million movement in the fair valuation of the cross-currency swaps executed in August 2018 on the new debt.

Foreign currency translation on senior bank debt and cross currency swaps following the refinancing of the Group on August 14, 2018 resulted in a charge in the period of $0.7 million as a result of the movement in exchange rates during the current period.

Depreciation, amortization and impairment remained constant at $9.6 million

Other net cash utilized by operating activities decreased by $1.1 million, to a $4.3 million outflow. This decrease was largely due to movements in income accruals of $2.0 million and other creditors of $3.2 million which were partly offset by movements in deferred revenue creditor levels of $3.5 million. The movement in income accruals related to a one-off increase at the end of the prior period and the movement in other creditors relates to the unwind in the debt interest accrual in the prior period reflecting the timing of interest payments under the previous debt financing structure. The prior year also showed an increase in deferred revenue creditor levels due to the roll out of machines into Greece, whereas in the current period it has reduced as it is recognized through the profit and loss account.

The current period’s outflow contains an additional UK payroll payment of $1.9 million as compared to the previous period due to timing. This is expected to reverse in the next period. A bonus payment of $0.8 million was also made in the current period. The prior year’s quarter had the normal level of payroll runs and no bonus payment.

Net cash used in investing activities. Net cash used in investing activities decreased by approximately $0.2 million, to $6.6 million. The decrease was attributable to lower levels of spending on capital software compared to the prior year.

Net cash used by financing activities. In the current period, net cash used by financing activities decreased by $1.2 million, to a $0.6 million outflow. This was due to the prior period making a debt repayment of $7.7 million but also increasing the level of revolver utilization by $6.0 million. The current period has incurred $0.5 million of debt fee payments relating to the refinancing in August 2018.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of December 31, 2018, we had liquidity of $16.0 million in cash and cash equivalents plus a further $9.3 million of an undrawn revolver facility. This compares to $11.0 million cash and cash equivalents plus a further $9.9 million of an undrawn revolver facility at the end of the prior period. We had a working capital outflow of $4.3 million in 2018, compared to a $5.4 million outflow in the prior period. The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are higher than typical and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Significant amounts of our cash flows from operations arise from our operations in Greece. As of December 31, 2018, $1.2 million of our $16.0 million of cash and cash equivalents had arisen in Greece and was being held there in our Greek bank accounts. In the ordinary course of business, we seek from time to time to transfer funds earned in Greece to accounts of ours outside Greece. However, Greece imposes capital controls that complicate, delay or prevent the flow of capital out of that country. Historically, we have always been able to complete such transfers. Nevertheless, if approvals of our transfers of funds out of Greece are ever materially delayed or prevented, our cash planning and our ability to deploy cash across our operations could be adversely affected.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through March 2020. If the Company were to undertake any acquisitions, it might be required to finance them, in whole or in part, by issuing additional equity or debt securities or increasing its borrowing levels.

The Company has undertaken a review of its operations in order to enable it to reduce its global costs and to more effectively align its resources with its business priorities. In connection with this review, the Company expects, among other things, to consolidate and relocate certain of its operations in the United Kingdom and has implemented, and expects to continue to implement, a related reduction in headcount. These changes continue the Company’s prior cost control efforts. Office consolidation expenses are expected to amount to approximately $6.2 million, as we expect to incur approximately $1.9 million of capital investment for the new office, and approximately $4.3 million of one-time costs to exit offices. These figures include costs relating to staff redundancy, relocation allowances, travel supplements, dual running costs, recruitment fees of replacement hires and dilapidating old facilities. We expect that the majority of these costs will be incurred across 2019.

Long Term and Other Debt

(In thousands)	December 31, 2018		December 31, 2017
Cash held	£12,521	$15,988	£8,139	$10,989
Revolver drawn	—	—	(10,000)	(13,502)
Original principal senior debt	(109,641)	(140,000)	(72,500)	(97,890)
Compounded PIK interest	—	—	(9,193)	(12,412)
PIK interest accrued	—	—	(486)	(656)
Cash interest accrued	(39)	(50)	(636)	(859)
Finance lease creditors	(338)	(432)	(712)	(962)
Total	(£97,497)	($124,493)	(£85,388)	($115,292)

During August 2018, the Company and certain of its subsidiaries entered into a series of transactions that effected the refinancing of the Group’s external borrowings, replacing the Group’s senior term and revolving facilities, originally entered into in 2014, with senior notes of $140.0 million and a revolving credit facility of £7.5 million (equivalent to approximately $9.6 million). The senior notes have a 5-year duration and carry a cash interest rate of 9% plus 3-month LIBOR, and the revolving credit facility has a 3-year duration and carries a cash interest rate on any utilization at 4% plus 3-month LIBOR, with any unutilized amount carrying a 1.4% cash interest cost. In connection with the refinancing, the Company also entered into a three-year, fixed-rate, cross-currency swap. For further information regarding the new external borrowings and the swap, see Note 11 to the Consolidated Financial Statements, “Long Term and Other Debt”.

As of December 31, 2018, the Company had bank facilities of £117.1 million (equivalent to approximately $149.6 million), consisting of a senior term loan facility of £109.6 million (equivalent to $140.0 million) and a revolving credit facility of £7.5 million (equivalent to approximately $9.6 million). As of December 31, 2018, the Company had aggregate borrowings under the term loan facility of £109.6 million (equivalent to $140.0 million). As of December 31, 2018, the term loan facility imposed a cash interest rate on outstanding borrowings equal to the base rate margin of 9.00% per annum, plus 3-month LIBOR which at December 31, 2018 was the equivalent of 11.39% per annum which under the cross-currency swaps executed was reduced to a rate of 10.87%. The term loan facility is scheduled to mature on August 13, 2023.

As of December 31, 2017, the Company had bank facilities of £90.0 million (equivalent to approximately $121.5 million), consisting of a senior term loan facility of £72.5 million (equivalent to $97.9 million) and a revolving credit facility of £17.5 million (equivalent to approximately $23.6 million). As of December 31, 2017, the Company had aggregate borrowings under the term loan facility of £72.5 million (equivalent to $97.9 million). As of December 31, 2017, the term loan facility imposed a cash interest rate on outstanding borrowings equal to the base rate margin of 7.00% per annum, plus the higher of 3.00% and LIBOR. The current rate at which cash interest accrued was 10.00% per annum. In addition, as of December 31, 2017, the term loan facility imposed PIK interest at a rate of 7.00% per annum on the outstanding borrowings, which amount is added to the total principal outstanding. The term loan facility was fully repaid on August 13, 2018 as part of the series of transactions that effected the refinancing of the Group’s external borrowings.

As of December 31, 2018, the Company had no aggregate borrowings under the revolving credit facility. In addition, a commitment fee was payable with respect to unutilized borrowing capacity at a rate of 1.40% per annum. The revolving credit facility is scheduled to mature on August 13, 2021. In addition to the revolving credit facility borrowings described above, further amounts under the facility have been used for the Company’s VAT Duty Deferment guarantee and the Company’s credit card program.

As of December 31, 2017, the Company had aggregate borrowings under the revolving credit facility of £10.0 million (equivalent to $13.5 million). As of December 31, 2017, the revolving credit facility imposed a cash interest rate on outstanding borrowings equal to the base rate margin of 5.00% per annum, plus LIBOR, and the current rate at which cash interest accrued was 5.49% per annum. In addition, a commitment fee was payable with respect to unutilized borrowing capacity at a rate of 2.00% per annum. The revolving credit facility was fully repaid on August 13, 2018 as part of the series of transactions that effected the refinancing of the Group’s external borrowings.

In addition to the revolving credit facility borrowings described above, further amounts under the facility have been used for the Company’s VAT Duty Deferment guarantee and the Company’s credit card program. The amounts so used as of December 31, 2017 was $0.2 million.

Debt issuance fees were capitalized at the time the debt was issued. As of December 31, 2018, the amount of debt issuance fees capitalized was $9.2 million, including $2.8 million of original issue discount and $4.2 million of exit premium and the remainder being professional fees incurred from the refinancing. Of the total debt issuance fees capitalized, $0.7 million had been charged by December 31, 2018.

Debt Covenants

Under our debt facilities in place as of December 31, 2018, we are subject to covenant testing at quarterly intervals. The covenant testing is set at the level of Inspired Entertainment Inc., the ultimate holding company of the Group, and consists of a test on Leverage (Consolidated Total Debt/Consolidated Adjusted EBITDA). A further covenant test of Fixed Charge Coverage Ratio (Net Cash Provided by Operating Activities/Calculation of Consolidated Fixed Charges) is required, commencing on September 30, 2019. These are measured under US GAAP. In addition to the quarterly tests, there is the requirement that the minimum liquidity not be less than $5.0 million.

Under our debt facilities in place as of December 31, 2017, we were subject to covenant testing at quarterly intervals. The covenant testing was set at the level of DMWSL 631 Limited, an intermediate holding company above all trading companies, and consisted of tests on Leverage (Net Debt/EBITDA), Interest Cover (EBITDA/Interest Costs) and Super Senior Leverage (Net Debt + Revolver/EBITDA). These were measured under UK generally accepted accounting principles. In addition to the quarterly tests, there was an annual requirement that no more than £3 million be spent on non-machine capital additions, excluding labor capitalization. All of our operations are included within the DMWSL 631 Limited group, except for certain overhead and director fees and expenses, non-recurring costs relating to the Business Combination and the movement in stock-based compensation expense and fair values on earnout and derivative liabilities. The costs of these items in the period ended December 31, 2017 were $1.6 million, $0.4 million and -$2.7 million.

There were no breaches of the debt covenants in the periods ended December 31, 2018 and December 31, 2017.

Liens and Encumbrances

As of December 31, 2018, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Contractual Obligations

As of December 31, 2018, our contractual obligations were as follows:

Contractual Obligations (in thousands)	Total	Less than 1 yr	1-3 years	3-5 years	More than 5 yrs
Operating activities
Interest on long term debt (net of cross currency swaps)	$35,492	$1,523	$6,888	$27,081	$—

Financing activities
Senior bank debt - principal repayment	140,000	—	—	140,000	—
Cross currency swaps in respect of interest on long term debt	41,896	15,231	26,665	—	—
Finance lease payments	431	403	28	—	—
Interest on non-utilisation fees	393	181	212	—	—
Total	$218,212	$17,339	$33,792	$167,081	$—

Off-Balance Sheet Arrangements

As of December 31, 2018, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

We have external borrowings that are subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2018, we had £109.6 million ($140.0 million) of senior bank debt that is subject to a floating interest rate charge that can vary with the 3-month LIBOR rate. If the floating interest rates increased by 1%, the additional interest charge would be approximately $0.4 million. If the floating interest rates increased by 5%, the additional interest charge would be approximately $1.8 million.

In connection with the refinancing, the Company also entered into a three-year, fixed-rate, cross-currency swap which is designed to negate the impact of any interest rate increases. For further information regarding the new external borrowings and the swap, see Note 11 to the Consolidated Financial Statements, “Long Term and Other Debt”.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net assets total approximately $2.1 million and our US Dollar functional currency net liabilities total approximately $142.8 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2018 would result in translation adjustments of approximately $0.2 million and $18.2 million, respectively, recorded in other comprehensive loss. Of the $142.8 million, cross currency swaps have been executed on $140.0 million to mitigate the risk of adverse movements in the value of the US Dollar relative to GBP which would reduce the translation adjustment impact.

Included within our trading results are earnings outside of our functional currency. Retained earnings earned in Euros and in US Dollars in the period ended December 31, 2018 were €1.1 million and $0.7 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2018 would result in translation adjustments of approximately $0.1 million and $0.1 million, respectively, recorded in trading operations.

The majority of the Group’s trading is in GBP, the functional currency, although the reporting currency of the Group is the US Dollar. As such, changes in the GBP: USD exchange rate have an effect on the Group’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results by approximately $0.4 million and would result in translation adjustments of approximately $12.9 million, recorded in other comprehensive loss.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2018, the end of the period covered by this Report.

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

ITEM 1A. RISK FACTORS

Our risk factors are set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on December 10, 2018. There have been no material changes to our risk factors since the filing of the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2018, we granted an aggregate of 8,582 RSUs to several participants under the Company’s 2018 Omnibus Incentive Plan, which is not covered by a registration statement. The issuances did not involve a public offering of securities and, accordingly, the Company believes that the transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Transition Report on Form 10-Q.

Exhibit Number	Description
10.1*	Non-Employee Director Compensation Policy (as updated effective January 1, 2019).
10.2*	Amendment No, 1 to Note Purchase Agreement and Guaranty, dated as of January 22, 2019, between Gaming Acquisitions Limited and HG Vora Special Opportunities Master Fund, Ltd.
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: February 11, 2019	/s/ A. Lorne Weil
Name: A. Lorne Weil
Title: Executive Chairman
(Principal Executive Officer)

Date: February 11, 2019	/s/ Stewart F.B. Baker
Name: Stewart F.B. Baker
Title: Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)