Form 10-Q
period 2019-03-31
Inspired Entertainment, Inc.
filed 2019-05-10
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	INSE	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights		The NASDAQ Stock Market LLC

As of May 8, 2019, there were 22,818,071 shares of the Company’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2019	September 30, 2018
	(Unaudited)
Assets
Current assets
Cash	$19,033	$22,451
Accounts receivable, net	14,127	14,302
Inventory, net	4,436	5,210
Fair value of hedging instrument	700	747
Prepaid expenses and other current assets	14,557	15,842
Total current assets	52,853	58,552

Property and equipment, net	35,594	45,707
Software development costs, net	39,180	39,998
Other acquired intangible assets subject to amortization, net	4,084	5,723
Goodwill	45,779	45,818
Other assets	10,164	12,114
Total assets	$187,654	$207,912

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$10,185	$14,400
Accrued expenses	13,386	14,354
Earnout liability	—	8,021
Corporate tax and other current taxes payable	1,651	2,047
Deferred revenue, current	10,129	9,194
Other current liabilities	2,939	3,851
Current portion of capital lease obligations	274	474
Total current liabilities	38,564	52,341

Long-term debt	131,904	131,225
Capital lease obligations, net of current portion	1	69
Deferred revenue, net of current portion	19,733	23,946
Derivative liability	6,145	7,764
Other long-term liabilities	4,531	5,034
Total liabilities	200,878	220,379

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Series A Junior Participating Preferred stock; $0.0001 par value; 1,000,000 shares authorized; 49,000 shares designated; no shares issued and outstanding at March 31, 2019 and September 30, 2018	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 22,193,955 shares and 20,860,591 shares issued and outstanding at March 31, 2019 and September 30, 2018, respectively	2	2
Additional paid in capital	340,210	328,452
Accumulated other comprehensive income	55,747	58,580
Accumulated deficit	(409,183)	(399,501)
Total stockholders’ deficit	(13,224)	(12,467)
Total liabilities and stockholders’ deficit	$187,654	$207,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(LOSS)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenue:
Service	$30,793	$33,233
Hardware	2,878	4,220
Total revenue	33,671	37,453

Cost of sales, excluding depreciation and amortization:
Cost of service	(5,361)	(6,017)
Cost of hardware	(1,648)	(4,067)
Selling, general and administrative expenses	(14,740)	(15,622)
Stock-based compensation expense	(2,080)	(1,251)
Acquisition related transaction expenses	(844)	(228)
Depreciation and amortization	(9,700)	(11,120)
Net operating loss	(702)	(852)

Other (expense) income
Interest income	33	93
Interest expense	(4,498)	(5,162)
Change in fair value of earnout liability	(2,263)	3,754
Change in fair value of derivative liability	1,220	1,553
Other finance income	1,164	199

Total other (expense) income, net	(4,344)	437

Loss before income taxes	(5,046)	(415)
Income tax benefit (expense)	93	(83)
Net loss	(4,953)	(498)

Other comprehensive (loss)/income:
Foreign currency translation (loss)/gain	(484)	298
Change in fair value of hedging instrument	(2,123)	—
Reclassification of gain on hedging instrument to comprehensive income	1,473	—
Actuarial gains on pension plan	893	1,302
Other comprehensive (loss)/income	(241)	1,600

Comprehensive (loss)/income	$(5,194)	$1,102

Net loss per common share – basic and diluted	$(0.24)	$(0.02)

Weighted average number of shares outstanding during the period – basic and diluted	20,959,626	20,855,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD OCTOBER 1, 2018 TO MARCH 31, 2019

(in thousands, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance at October 1, 2018	20,860,591	$2	$328,452	$58,580	$(399,501)	$(12,467)
Foreign currency translation adjustments	—	—	—	(6)	—	(6)
Actuarial losses on pension plan	—	—	—	(2,825)	—	(2,825)
Change in fair value of hedging instrument	—	—	—	2,601	—	2,601
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(2,362)	—	(2,362)
Shares issued upon net settlement of RSUs	9,806	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	1,407	—	—	1,407
Net loss	—	—	—	—	(4,729)	(4,729)
Balance at December 31, 2018	20,870,397	$2	$329,855	$55,988	$(404,230)	$(18,385)
Foreign currency translation adjustments	—	—	—	(484)	—	(484)
Actuarial gains on pension plan	—	—	—	893	—	893
Change in fair value of hedging instrument	—	—	—	(2,123)	—	(2,123)
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	1,473	—	1,473
Shares issued on earnout	1,323,558	—	8,616	—	—	8,616
Stock-based compensation expense	—	—	1,739	—	—	1,739
Net loss	—	—	—	—	(4,953)	(4,953)
Balance at March 31, 2019	22,193,955	$2	$340,210	$55,747	$(409,183)	$(13,224)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(CONTINUED)

FOR THE PERIOD OCTOBER 1, 2017 TO MARCH 31, 2018

(in thousands, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	(deficit)

Balance at October 1, 2017	20,402,602	$2	$323,429	$53,145	$(378,905)	$(2,329)
Foreign currency translation adjustments	—	—	—	124	—	124
Actuarial losses on pension plan	—	—	—	(2,046)	—	(2,046)
Shares issued on exercise of warrants	50	—	1	—	—	1
Shares issued upon cashless exercise of RSUs	445,723	—	(1,043)	—	—	(1,043)
Stock-based compensation expense	—	—	783	—	—	783
Reclassification of RSUs to derivative liability due to modification	—	—	(1,482)	—	—	(1,482)
Net loss	—	—	—	—	(4,155)	(4,155)
Balance as of December 31, 2017	20,848,375	$2	$321,688	$51,223	$(383,060)	$(10,147)
Foreign currency translation adjustments	—	—	—	298	—	298
Actuarial gains on pension plan	—	—	—	1,302	—	1,302
Shares issued upon cashless exercise of RSUs	12,216	—	—	—	—	—
Stock-based compensation expense	—	—	956	—	—	956
Reclassification of RSUs from derivative liability due to stockholder approval of Second Incentive Plan	—	—	2,848	—	—	2,848
Net loss	—	—	—	—	(498)	(498)
Balance as of March 31, 2018	20,860,591	2	325,492	52,823	(383,558)	(5,241)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(4,953)	$(498)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,700	11,120
Stock-based compensation expense	2,080	1,251
Change in fair value of derivative liability	(1,220)	(1,553)
Change in fair value of earnout liability	2,263	(3,754)
Foreign currency translation on senior bank debt	(2,855)	—
Foreign currency translation on cross currency swaps	1,678	—
Non-cash interest expense relating to senior debt	626	1,957
Changes in assets and liabilities:
Accounts receivable	(2,347)	(1,223)
Inventory	764	(1,445)
Prepaid expenses and other assets	1,891	1,688
Corporate tax and other current taxes payable	(288)	(1,579)
Accounts payable	4,406	1,881
Other current liabilities	—	150
Deferred revenues and customer prepayment	(3,518)	721
Accrued expenses	672	(635)
Other long-term liabilities	(604)	(1,412)
Net cash provided by operating activities	8,295	6,669

Cash flows from investing activities:
Purchases of property and equipment	(1,325)	(2,095)
Purchases of capital software	(3,861)	(5,026)
Net cash used in investing activities	(5,186)	(7,121)

Cash flows from financing activities:
Repayments of capital leases	(164)	(195)
Proceeds from issuance of revolver and long-term debt	—	3,247
Net cash (used in) provided by financing activities	(164)	3,052

Effect of exchange rate changes on cash	100	(170)
Net increase in cash	3,045	2,430
Cash, beginning of period	15,988	10,989
Cash, end of period	$19,033	$13,419

Supplemental cash flow disclosures
Cash paid during the period for interest	$4,023	$120
Cash paid during the period for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital reclassified from derivative liability	$—	$2,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Management Liquidity Plans

As of March 31, 2019, the Company’s cash on hand was $19,033 and the Company had working capital of $14,289. As of March 31, 2019, $1,863 of our cash on hand had arisen from our operations in Greece and was being held in local accounts. In the ordinary course of business, we seek, from time to time, to transfer funds earned in Greece to our accounts outside of Greece. However, Greece imposes capital controls that can delay or prevent the flow of capital out of the country. The Company recorded net losses of $4,953 and $498 for the three months ended March 31, 2019 and 2018, respectively. The net losses arose principally from non-cash items, including stock-based compensation and the change in the value of the earnout liability, and, in the 2018 period, from payment-in-kind interest on the previous senior debt that is no longer a liability. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Working capital of $14,289 includes a non-cash settled item of $10,129 of deferred income. Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through May 2020.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(in thousands, except share and per share data)

(Unaudited)

On September 24, 2018, the Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31 commencing with the year ending December 31, 2019. As such, our last completed fiscal year ended on September 30, 2018, the three-month period from October 1, 2018 to December 31, 2018 was a transitional period and the three-month period from January 1, 2019 to March 31, 2019 is the first quarter of fiscal 2019.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the periods ended September 30, 2018 and 2017. The financial information as of September 30, 2018 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K filed with the SEC on December 10, 2018. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers” (“ASC 606") as of January 1, 2019 using the modified retrospective method. This method allows the Company to apply ASC 606 to new contracts entered into after January 1, 2019, and to its existing contracts for which revenue earned through December 31, 2018 has been recognized under the guidance in effect prior to the effective date of ASC 606. The revenue recognition processes the Company applied prior to adoption of ASC 606 align with the recognition and measurement guidance of the new standard, therefore adoption of ASC 606 did not require a cumulative adjustment to opening equity.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(in thousands, except share and per share data)

(Unaudited)

Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

1. identify the contracts with a customer;

2. identify the performance obligations within the contract, including whether they are distinct and capable of being distinct in the context of the contract;

3. determine the transaction price;

4. allocate the transaction price to the performance obligations in the contract; and

5. recognize revenue when, or as, the Company satisfies each performance obligation.

Step 1 – Identify the contract

The Company identifies contracts with its customers when all parties have approved the contract and are committed to perform their respective obligations, when each party’s rights and the payment terms regarding the goods or services to be transferred can be identified. The contract must also have commercial substance, and it must be probable that the Company will collect the consideration to which it will be entitled.

Contracts entered into at or near the same time with the same customer or related parties of the customer are accounted for as one contract if any of the following criteria are met:

a.	Contracts were negotiated as a single commercial package (including whether a contract would be loss-making without taking into account the consideration received under another contract)

b.	Consideration in one contract depends on the other contract

c.	Goods or services (or some of the goods or services) are a single performance obligation.

Step 2 – Identify performance obligations

Performance obligations are identified by considering whether a good or service is distinct. The Company considers a good or service to be distinct only when the customer can benefit from it either on its own or together with other resources that are readily available, and when the promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

The Company applies the series guidance to its performance obligations where the following criteria apply:

a.	Each distinct good or service in the series meets the criteria to be a performance obligation satisfied over time.

b.	The same method would be used to measure progress toward complete satisfaction of the performance obligation to transfer each distinct good or service in the series to the customer.

Step 3 – Determine the transaction price

The Company considers all amounts to which it has rights in exchange for the goods or services transferred in determining the transaction price. This includes fixed and variable consideration. Typically, consideration is stated in the contract with the customer.

The Company assesses usage-based fees to determine whether they qualify as variable consideration. It also considers the impact of any liquidated damages clauses or service level agreements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(in thousands, except share and per share data)

(Unaudited)

Where the Company’s performance obligations are determined to be a series, variable consideration is not estimated upfront in accordance with the exception allowed by ASC 606.

Where non-refundable upfront fees are included in the Company’s contracts with customer, the Company considers whether or not they represent payment for a transferred good or service. Where they represent payment for future goods or services, the Company further considers whether they represent a material right.

Step 4 – Allocate the transaction price

The Company allocates a transaction price to each performance obligation based on the relative standalone selling prices of the goods or services being provided. Where a contract includes multiple performance obligations, the Company determines the standalone selling price at contract inception of the distinct good or service underlying each performance obligation in the contract and allocates the transaction price in proportion to those standalone selling prices. Where possible, the Company uses the price charged for the good or service to other customers in similar circumstances as evidence of standalone selling price. Where this is not possible, the standalone selling price is estimated by experienced management using the best available judgement.

With respect to performance obligations that are considered to be a series, where appropriate and where the required criteria are met, variable consideration is allocated entirely to a distinct good or service that is part of a series.

Step 5 – Recognize revenue

The Company recognizes revenue over time for performance obligations that meet one of the following criteria:

a.	The customer simultaneously receives and consumes the benefits provided by the Company’s performance as the Company performs.

b.	The Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced.

c.	The Company’s performance does not create an asset with an alternative use to the Company, and the Company has an enforceable right to payment for performance completed to date

Revenue for the Company’s remaining performance obligations that do not meet one of the above criteria is recognized at the point at which the customer obtains control of the good or service.

Server Based Gaming Revenue

Revenue from SBG terminals, access to our content and SBG platform, including electronic table gaming products is recognized in accordance with the criteria set forth in ASC 606 and is usually based upon a contracted percentage of the operator’s net winnings from the terminals’ daily use. Where this is not the case, revenue is based upon a fixed daily or weekly usage fee. We recognize revenue from these arrangements in accordance with the series guidance over time on a daily basis over the term of the arrangement, or when not specified over the expected customer relationship period. Performance obligations under these arrangements may include the delivery and installation of our SBG terminals for use over a term, as well as service obligations related to hardware repairs and server based content and maintenance. Consideration with respect to these performance obligations typically takes the form of usage based fees, billed at the end of a set period (usually monthly) and due typically 30 days from the date of the invoice.

We sometimes bill for SBG arrangements up front in order to help fund our working capital and development requirements, or at the request of a customer. Upfront fees on SBG arrangements are deferred and recognized ratably over time, or when not specified over the expected customer relationship period, where they represent payment for future goods and services. In the case where we receive upfront fees pursuant to which there are no further obligations and no undelivered elements, we will recognize the upfront fees upon delivery. Upfront fees are normally billed upon signing of the relevant agreement, and become due and payable at set times thereafter. Hardware sales take the form of a transfer of ownership of our developed gaming terminals, and are recognized at a point in time upon delivery as they are considered to meet the required criteria to be considered distinct. Payment for hardware sales is typically due a set number of days after delivery.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(in thousands, except share and per share data)

(Unaudited)

SBG arrangements typically include service level agreements, consisting of a specified amount of ‘uptime’ with financial penalties for breaches in excess of specified levels.

Virtual Sports Revenue

Revenue from licensing of our gaming software is recognized in accordance with the criteria set forth in ASC 606. Virtual sports retail revenue, which includes the provision of virtual sports content and services to retail betting outlets, and virtual sports online and mobile revenue, which includes the provision of virtual sports content and services to mobile and online operators, is based upon a contracted percentage of the operator’s net winnings or a fixed rental fee. We recognize revenue for these fees over time on a daily or weekly basis in accordance with the series guidance over the term of the arrangement. Consideration with respect to these performance obligations typically takes the form of usage based fees, billed at the end of a set period (usually monthly) and due typically 30 days from the date of the invoice.

These arrangements also typically include a perpetual license billed up front, granted to the customer for access to our gaming platform and content. As these up front bills represent payment for future services, revenue from the licensing of perpetual licenses is recognized ratably over time, or when not specified, over the expected customer relationship period. Upfront fees are normally billed upon signing of the relevant agreement, and become due and payable at set times thereafter.

Revenue from the development of bespoke games licensed on a perpetual basis to mobile and online operators is recognized at a point in time on delivery and acceptance by the customer. We have no ongoing service obligations subsequent to customer acceptance of our bespoke games, and they meet the criteria to be considered as distinct. Payment for bespoke games is typically due a set number of days after delivery.

Virtual Sports arrangements typically include service level agreements, consisting of a specified amount of ‘uptime’ with financial penalties for breaches in excess of specified levels.

Disaggregation of revenue

Information on disaggregation of revenue is included in Note 25 “Segment Reporting and Geographic Information.”

2.	Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2019	September 30, 2018
Trade receivables	$16,741	$17,791
Less: long-term receivable recorded in other assets	(1,934)	(2,209)
Other receivables	74	103
Allowance for doubtful accounts	(754)	(1,383)
Total accounts receivable, net	$14,127	$14,302

3.	Inventory

Inventory consists of the following:

	March 31, 2019	September 30, 2018
Component parts	$3,446	$3,647
Finished goods	990	1,563
Total inventories	$4,436	$5,210

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(in thousands, except share and per share data)

(Unaudited)

Component parts include parts for gaming terminals. Included in component parts are reserves for excess and slow-moving inventory of $463 and $469 as of March 31, 2019 and September 30, 2018, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

4.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	March 31, 2019	September 30, 2018
Prepaid expenses and other assets	$4,212	$5,071
Unbilled accounts receivable	10,345	10,771
Total prepaid expenses and other assets	$14,557	$15,842

5.	Property and Equipment, net

	March 31, 2019	September 30, 2018
Short-term leasehold property	$361	$361
Video lottery terminals	118,914	121,760
Computer equipment	8,741	8,685
Plant and machinery	1,778	2,508
	129,794	133,314
Less: accumulated depreciation and amortization	(94,200)	(87,607)
	$35,594	$45,707

Depreciation and amortization expense amounted to $4,765 and $5,266 for the three months ended March 31, 2019 and 2018, respectively.

6.	Software Development Costs, net

Software development costs, net consisted of the following:

	March 31, 2019	September 30, 2018
Software development costs	$108,073	$100,856
Less: accumulated amortization	(68,893)	(60,858)
	$39,180	$39,998

During the three months ended March 31, 2019 and 2018, the Company capitalized $3,700 and $4,337 of software development costs, respectively. Amounts in the above table include $1,061 and $1,335 of internal use software at March 31, 2019 and September 30, 2018, respectively.

The total amount of software costs amortized was $4,110 and $4,635 for the three months ended March 31, 2019 and 2018, respectively. Software costs written down to net realizable value amounted to $0 and $342 for the three ended March 31, 2019 and 2018, respectively. The weighted average amortization period was 3.1 years and 3.2 years for the three months ended March 31, 2019 and 2018, respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(in thousands, except share and per share data)

(Unaudited)

The estimated software amortization expense for the years ending December 31 are as follows:

Year ending December 31,
2019 (nine months)	$11,002
2020	13,680
2021	8,354
2022	3,964
2023	1,878
Thereafter	302
Total	$39,180

7.	Intangible Assets and Goodwill

The following tables present certain information regarding our intangible assets. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives of ten years with no estimated residual values, which materially approximates the expected pattern of use.

	March 31, 2019	September 30, 2018
Trademarks	$17,620	$17,635
Customer relationships	15,058	15,071
	32,678	32,706
Less: accumulated amortization	(28,594)	(26,983)
	$4,084	$5,723

Aggregate intangible asset amortization expense amounted to $825 and $877 for the three months ended March 31, 2019 and 2018, respectively.

The estimated intangible asset amortization expense for the years ending December 31 are as follows:

Year ending December 31,
2019 (nine months)	$2,451
2020	1,633
Total	$4,084

Goodwill

The difference in the carrying amount of goodwill at March 31, 2019 and September 30, 2018 (amounting to $39), as reported in the accompanying unaudited interim condensed consolidated balance sheets, is attributable to foreign currency translation adjustments.

8.	Other Assets

Other assets consist of the following:

	March 31, 2019	September 30, 2018
Pension surplus	$4,611	$5,257
Long term receivables	1,934	2,209
Long term prepaid expenses and other assets	3,619	4,648
	$10,164	$12,114

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(in thousands, except share and per share data)

(Unaudited)

9.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2019	September 30, 2018
Direct costs of sales	$2,908	$4,450
Payroll and related costs	3,543	3,086
Accrued corporate cost expenses	1,328	3,167
Asset retirement obligations	990	571
Contract termination costs	212	—
Interest payable - cash	165	102
Other creditors	4,240	2,978
	$13,386	$14,354

10.	Contract Liabilities and Other Disclosures

The following table summarizes the changes in contract liabilities:

Deferred Income
Balance at October 1, 2018	$(33,140)
Revenue recognized	6,066
Revenue deferred	(3,633)
Foreign currency translation adjustments	845
Balance at March 31, 2019	$(29,862)

Deferred Income
Balance at October 1, 2017	$(27,353)
Revenue recognized	10,597
Revenue deferred	(16,921)
Foreign currency translation adjustments	537
Balance at September 30, 2018	$(33,140)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $5,002 and $7,680 for the six months ended March 31, 2019 and the year ended September 30, 2018, respectively.

The following table summarizes contract related balances (other than deferred income disclosed above):

	Accounts Receivable	Unbilled Accounts Receivable	Customer Prepayments and Deposits
At October 1, 2018	$17,791	10,771	(3,719)
At March 31, 2019	16,741	10,345	(2,939)

	Accounts Receivable	Unbilled Accounts Receivable	Customer Prepayments and Deposits
At October 1, 2017	$25,527	9,542	(4,346)
At September 30, 2018	17,791	10,771	(3,719)

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(in thousands, except share and per share data)

(Unaudited)

11.	Other Liabilities

Other liabilities consist of the following:

	March 31, 2019	September 30, 2018
Customer prepayments and deposits	$2,939	$3,719
Fair value of hedging instrument	—	132
Total other liabilities, current	2,939	3,851
Other payables, net of current portion	—	511
Asset retirement obligations	253	323
Contract termination costs	78	—
Senior debt exit premium	4,200	4,200
Total other liabilities, long-term	4,531	5,034
	$7,470	$8,885

12.	Long Term and Other Debt

2018 Refinancing

On August 13, 2018, the Company and certain of its subsidiaries entered into a series of transactions that effected the refinancing of the external borrowings of the Company and its subsidiaries, replacing our senior term and revolving facilities with senior notes of $140.0 million and a revolving credit facility of £7.5 million. The senior notes, which were issued under a Note Purchase Agreement and Guaranty (the “Note Purchase Agreement”), have a 5-year duration and carry a cash interest rate of 9% plus 3-month LIBOR, and the revolving credit facility has a 3-year duration and carries a cash interest rate on any utilization at 4% plus 3-month LIBOR, with any unutilized amount carrying a 1.4% cash interest cost. In connection with the refinancing, we also entered into a 3-year, fixed-rate, cross-currency swap (see Note 13). For additional information regarding the 2018 refinancing and related agreements, see Note 12 in our 2018 10-K.

Outstanding Debt and Capital Leases

The following reflects outstanding debt and capital leases as of the dates indicated below:

	Principal	Unamortized deferred financing charge	Book value, March 31, 2019
Senior bank debt	$140,000	(8,096)	131,904
Capital leases and hire purchase contract	275	—	275
Total long-term debt outstanding	140,275	(8,096)	132,179
Less: current portion of long-term debt	(274)	—	(274)
Long-term debt, excluding current portion	$140,001	(8,096)	131,905

	Principal	Unamortized deferred financing charge	Book value, September 30, 2018
Senior bank debt	$140,000	$(8,775)	$131,225
Capital leases and hire purchase contract	543	—	543
Total long-term debt outstanding	140,543	(8,775)	$131,768
Less: current portion of long-term debt	(474)	—	(474)
Long-term debt, excluding current portion	$140,069	$(8,775)	$131,294

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(in thousands, except share and per share data)

(Unaudited)

The Company is in compliance with all relevant financial covenants and the long term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt as of March 31, 2019 matures as follows:

Fiscal period:	Senior bank debt	Capital leases and hire purchase contract	Total
2019	$—	$246	$246
2020	—	29	29
2021	—	—	—
2022	—	—	—
2023	140,000	—	140,000
Total	$140,000	$275	140,275

13.	Derivatives and Hedging Activities

In connection with the 2018 refinancing (see Note 12) we entered into a 3-year, fixed-rate, cross-currency swap with Nomura Global Financial Products Inc. which swaps the principal and interest payments that will be payable in USD under the Note Purchase Agreement to Euros (“EUR”), in part, and GBP, in part. Specifically, with respect to the principal payments 1/3 of the payments will be swapped from USD to EUR and 2/3 of the payments from USD to GBP. Additionally, with respect to the interest payments 1/3 will be swapped from USD to GBP and 2/3 from USD to EUR. The swap provides for a foreign exchange rate of $1.13935 USD per €1 EUR and $1.27565 USD per £1 GBP.

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

For derivatives designated and that qualify as cash flow hedges of both interest rate risk and foreign exchange risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified in the periods during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. The Company estimates that during the year ended December 31, 2019, $1.6 million will be reclassified as a reduction to interest expense.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(in thousands, except share and per share data)

(Unaudited)

As of March 31, 2019 and September 30, 2018, the Company had the following outstanding derivatives designated as cash flow hedges that were used to hedge both interest rate risk and foreign exchange risk:

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

As of March 31, 2019 and September 30, 2018, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Foreign Currency Derivative	Number of Instruments	Pay Fixed Notional	Receive Floating Notional
Cross currency interest rate swaps	1	EUR 81,918	USD 93,333

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of March 31, 2019.

	Balance Sheet Classification	Asset Derivatives Fair Value	Balance Sheet Classification	Liability Derivatives Fair Value
Derivatives designated as hedging instruments:
Interest Rate and Foreign Exchange Products	Fair Value of Hedging Instruments	$649	Derivative Liability	$(3,173)
Total derivatives designated as hedging instruments		$649		$(3,173)
Derivatives not designated as hedging instruments:
Interest Rate and Foreign Exchange Products	Fair Value of Hedging Instruments	$51	Derivative Liability	$(2,415)
Total derivatives not designated as hedging instruments		$51		$(2,415)

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(in thousands, except share and per share data)

(Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of September 30, 2018.

	Balance Sheet Classification	Asset Derivatives Fair Value	Balance Sheet Classification	Liability Derivatives Fair Value
Derivatives designated as hedging instruments:
Interest Rate and Foreign Exchange Products	Fair Value of Hedging Instruments	$747	Derivative Liability	$(3,442)
Total derivatives designated as hedging instruments		$747		$(3,442)
Derivatives not designated as hedging instruments:
Interest Rate and Foreign Exchange Products	Fair Value of Hedging Instruments	$—	Derivative Liability	$(4,450)
Total derivatives not designated as hedging instruments		$—		$(4,450)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income as of March 31, 2019.

	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income
Interest Rate and Foreign Exchange Products	$(2,123)	Interest Expense	$454
		Foreign Currency Remeasurement	(1,927)
Total	$(2,123)		$(1,473)

There were no effects of fair value and cash flow hedge accounting on accumulated other comprehensive income as of March 31, 2018.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements as of March 31, 2019.

	Interest Expense	Foreign Currency Remeasurement
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$4,498	(1,164)

Gain/(loss) on cash flow hedging relationships in Subtopic 815-20	$454	(1,927)

There were no effects of the Company’s derivative financial instruments on the consolidated income statements as of March 31, 2018.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(in thousands, except share and per share data)

(Unaudited)

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments in the consolidated income statement as of March 31, 2019.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Income Recognized in Income on Derivative	Amount of Income Recognized in Income on Derivative
Interest Rate and Foreign Exchange Products	Change in fair value of derivative liability	$1,215

There were no effects of the Company’s derivative financial instruments that are not designated as hedging instruments in the consolidated income statement as of March 31, 2018.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2019 and September 30, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

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

Offsetting of Derivative Assets
March 31 2019

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair value of hedging instrument	$700	$—	$700	$—	$—	$—

Offsetting of Derivative Liabilities
March 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Fair value of hedging instrument	$5,588	$—	$5,588	$—	$—	$—

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(in thousands, except share and per share data)

(Unaudited)

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

MARCH 31, 2019

(in thousands, except share and per share data)

(Unaudited)

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

As of March 31, 2019 and September 30, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to the ISDA Agreements was ($4,888) and ($7,145), respectively. As of March 31, 2019, the Company has not posted any collateral related to the ISDA Agreement, as no collateral is required under the terms of such ISDA Agreement. If the Company had breached any of the provision under the ISDA Agreement which resulted in an acceleration of the ISDA Agreement at March 31, 2019, it could have been required to settle its obligations under the ISDA Agreement at its termination value of $7,109.

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

		March 31,	September 30,
	Level	2019	2018
Earnout liability (see Note 15)	3	$—	$8,021
Derivative liability (see Notes 13 and 16)	2	$6,145	$7,764
Long term receivable (included in other assets)	2	$1,934	$2,209

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

MARCH 31, 2019

(in thousands, except share and per share data)

(Unaudited)

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

At March 31, 2019 and September 30, 2018, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

15.	Earnout Liability

An earnout payment of up to 2,500,000 shares of the Company’s common stock, subject to certain customary anti-dilution adjustments (the “Earnout Consideration”), was payable pursuant to the Sale Agreement to the previous owners of Inspired based on the financial performance of the Company’s businesses in six specific countries, China, Colombia, Greece, Norway, Spain and Ukraine (collectively, the “Earnout Jurisdictions”), as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the twelve months ended September 30, 2018 (the “Earnout Period”), with the maximum earnout payment of 2,500,000 shares issuable if such EBITDA results with respect to the Earnout Jurisdictions was equal to or greater than £15,000. Based on the EBITDA results for such fiscal year with respect to the Earnout Jurisdictions, the Company issued 1,323,558 shares of common stock as Earnout Consideration in March 2019, resulting in an aggregate amount of $8,616 recorded upon the settlement of the earnout liability, with a corresponding credit to stockholders’ deficit.

The following table provides a reconciliation of the beginning and ending balances for the earnout liability measured using significant unobservable inputs (Level 3):

Balance – September 30, 2018	$8,021
Change in fair value of earnout liability	595
Settlement of earnout liability	(8,616)
Balance – March 31, 2019	$—

All movements in the balance during the three months ended March 31, 2019 were due to movements in the price of the Company’s common stock

16.	Derivative Liability

The Company’s Board of Directors adopted the Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”) in September 2018 subject to the approval by the Company’s stockholders, which is being sought at the 2019 annual meeting of stockholders. Initial awards covering an aggregate of 542,770 restricted stock units (“RSUs”) were approved under the 2018 Plan with respect to fiscal 2018 to members of management and other participants contingent on approval by the Company’s stockholders. These initial awards are scheduled to vest in one-third installments on each of December 31, 2019, 2020 and 2021; however, in the event the Company’s stockholders do not approve the 2018 Plan by December 31, 2019, the first scheduled vesting date, the awards will be cancelled and award recipients would be eligible to receive a cash payment (provided they remain service providers to the Company) with respect to the value of one-third of the RSUs (to be determined based on the volume weighted average price of the Company’s common stock over the 30 trading days prior to the date of cancellation). This contingent cash payment obligation, which is not within the Company’s control, in conjunction with the cancellation of RSUs results in the awards being classified as a derivative liability until stockholder approval is obtained with fair value changes being recorded in the consolidated statements of operations and comprehensive loss. The fair value of the liability is calculated based on the value of the underlying common stock which was $6.10 per share on the grant date. Until stockholder approval is obtained, these awards are not considered issued and outstanding equity grants.

The Compensation Committee approved further awards under the 2018 Plan in January 2019 covering an aggregate of 572,345 RSUs subject to the approval of the Company’s stockholders, 50% of which is performance-based and requires a service period through December 31, 2021 subject to certain exceptions. The Committee did not approve a contingent cash payment obligation in connection with the RSUs awarded in 2019. As a result, such RSUs would be cancelled in full and the award recipients would not receive a cash payment in consideration thereof in the event the Company’s stockholders do not approve the 2018 Plan by December 31, 2019.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(in thousands, except share and per share data)

(Unaudited)

See Note 13, “Derivatives and Hedging Activities,” for a discussion of the Company’s cross-currency swap.

17.	Stock-Based Compensation

The Company’s stock-based compensation plans authorize awards of RSUs, stock options and other equity-related awards. As of March 31, 2019, there were 2,489,197 shares subject to outstanding awards, including 1,092,633 shares subject to market-price vesting conditions, and 1,016,425 shares available for new awards.

A summary of the Company’s RSUs activity during the six month period ended March 31, 2019 is as follows:

Number of Shares

Unvested Outstanding at September 30, 2018	1,729,491
Granted	62,676
Forfeited	(13,202)
Vested	(23,242)
Unvested Outstanding at March 31, 2019	1,755,723

In addition, during the six months ended March 31, 2019, a total of 9,806 shares were issued and 1,059 shares withheld for taxes in connection with the net settlement of awards of RSUs.

Stock-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The Company recognized stock-based compensation expense for Restricted Stock and RSU’s amounting to $2,080 and $1,251 for the three months ended March 31, 2019 and 2018, respectively.

18.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive Loss
Balance at September 30, 2018	$(78,941)	$47	$20,314	$(58,580)
Change during the period	490	411	1,932	2,833
Balance at March 31, 2019	$(78,451)	458	22,246	(55,747)

19.	Net Loss per Share

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Earnout Shares	—	2,500,000
RSUs	1,865,081	1,665,765
Unvested Restricted Stock	624,116	624,116
Stock Warrants	9,539,565	9,539,565
	12,028,762	14,329,446

20.	Other Finance Income (Costs)

Other finance income (costs) consisted of the following for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Pension interest cost	$(693)	$(757)
Expected return on pension plan assets	929	956
Foreign currency translation on senior bank debt	2,855	—
Foreign currency remeasurement on hedging instrument	(1,927)	—
	$1,164	$199

21.	Income Taxes

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

The effective income tax rate for the three months ended March 31, 2019 and 2018 was 1.8% and (20.0)%, respectively, resulting in a $93 income tax benefit and ($83) income tax expense, respectively. The income tax benefit for the three months ended March 31, 2019 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in the valuation allowance for deferred taxes and the net losses generated by the Company’s non-US foreign subsidiaries. The income tax expense for the three months ended March 31, 2018 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the impact of the U.S. statutory tax rate change on deferred tax assets and liabilities, the changes in the valuation allowance for deferred taxes and the net losses generated by the Company’s non-US foreign subsidiaries.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management determined that it is more likely than not that the Company will not realize the deferred income tax asset balances and therefore, recorded a full valuation allowance of $57,177 as of March 31, 2019.

The utilization of the Company’s pre-Merger net operating losses is subject to a limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(in thousands, except share and per share data)

(Unaudited)

22.	Related Parties

We occupy office space leased by a company affiliated with our Executive Chairman and incur amounts monthly in maintenance expenses primarily for the lease of the office.

		Three Months Ended March 31,
		2019	2018
Hydra Management LLC	Selling, general and administrative expenses	$(18)	$(14)

HG Vora Special Opportunities Master Fund, Ltd. (“HGV Fund”), which purchased promissory notes issued in connection with the 2018 refinancing of our debt facilities (see Note 12), owns approximately 16.5% of our common stock and warrants to purchase additional shares. HGV Fund is also a stockholder and investor in Leisure Acquisition Corp., a special purpose acquisition company affiliated with two members of our management. Interest expense to HGV Fund amounted to $4,129 for the three months ended March 31, 2019.

23.	Commitments and Contingencies

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

24.	Pension Plan

We operate a combined scheme which comprises a defined benefit section and a defined contribution section in the UK. The defined benefit section is closed to future accruals for services rendered to the Company. On March 15, 2019, it was agreed that no further deficit reduction contributions shall be made to the scheme, except in the event that the scheme funding level does not progress as expected, in which case contingent contributions would be made subject to an agreed maximum amount. No contingent contributions will become payable during the year ending December 31, 2019. The Company will continue to make expense allowance contributions to the scheme; however, no further expense allowance contributions will be made during the year ending December 31, 2019.

The total amount of employer contributions paid during the three months ended March 31, 2019 amounted to $247.

For the three months ended March 31, 2019 and 2018, the components of total periodic benefit costs were as follows:

	Three Months Ended
	March 31,
	2019	2018
Components of net periodic benefit:

Interest cost	$693	$757
Expected return on plan assets	(929)	(956)
Net periodic benefit	$(236)	$(199)

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(in thousands, except share and per share data)

(Unaudited)

25.	Segment Reporting and Geographic Information

The Company operates its business along two operating segments, which are segregated based on the basis of revenue stream: Service Based Gaming and Virtual Sports (which includes Interactive). The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), total assets and total capital expenditures for the periods ended March 31, 2019 and 2018, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions.

As a result of improved processes that have allowed us to more accurately allocate costs between reporting segments, we have reclassified the previously reported segment allocation of selling, general and administrative expenses and stock-based compensation expense for the three months ended March 31, 2018.

Segment Information

Three Months Ended March 31, 2019

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$20,813	$9,980	$—	$30,793
Hardware	2,878	—	—	2,878
Total revenue	23,691	9,980	—	33,671
Cost of sales, excluding depreciation and amortization:
Cost of service	(4,386)	(975)	—	(5,361)
Cost of hardware	(1,648)	—	—	(1,648)
Selling, general and administrative expenses	(6,560)	(2,247)	(5,933)	(14,740)
Stock-based compensation expense	(402)	(332)	(1,346)	(2,080)
Acquisition related transaction expenses	—	—	(844)	(844)
Depreciation and amortization	(7,680)	(1,508)	(512)	(9,700)
Segment operating income (loss)	3,015	4,918	(8,635)	(702)

Net operating loss				$(702)

Total assets at March 31, 2019	$90,267	$68,008	$29,379	$187,654

Total goodwill at March 31, 2019	$—	$45,779	$—	$45,779
Total capital expenditures for the three months ended March 31, 2019	$2,943	$1,345	$223	$4,511

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(in thousands, except share and per share data)

(Unaudited)

Three Months Ended March 31, 2018

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
Revenue:
Service	$23,573	$9,660	$—	$33,233
Hardware	4,220	—	—	4,220
Total revenue	27,793	9,660	—	37,453
Cost of sales, excluding depreciation and amortization:
Cost of service	(4,698)	(1,319)	—	(6,017)
Cost of hardware	(4,067)	—	—	(4,067)
Selling, general and administrative expenses	(8,257)	(2,902)	(4,463)	(15,622)
Stock-based compensation expense	(262)	(251)	(738)	(1,251)
Acquisition related transaction expenses	—	—	(228)	(228)
Depreciation and amortization	(8,729)	(2,048)	(343)	(11,120)
Segment operating income (loss)	1,780	3,140	(5,772)	(852)

Net operating loss				(852)

Total assets at September 30, 2018	$103,378	$69,545	$34,989	$207,912

Total goodwill at September 30, 2018	$—	$45,818	$—	$45,818
Total capital expenditures for the three months ended March 31, 2018	$8,820	$1,450	$89	$10,359

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended March 31,
	2019	2018
Total revenue
UK	$22,218	$24,644
Greece	4,801	5,443
Italy	4,222	4,705
Rest of world	2,430	2,661
Total	$33,671	$37,453

Geographic information of our non-current assets excluding goodwill is set forth below:

	March 31, 2019	September 30, 2018
Total non-current assets excluding goodwill
UK	$51,165	$60,037
Greece	30,370	36,175
Italy	2,739	3,368
Rest of world	4,748	3,962
Total	$89,022	$103,542

Software development costs are included as attributable to the market in which they are utilized.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(in thousands, except share and per share data)

(Unaudited)

26.	Customer Concentration

During the three months ended March 31, 2019, three customers represented at least 10% of revenues, accounting for 23%, 14% and 11% of the Company’s revenues. During the three months ended March 31, 2018, three customers represented at least 10% of revenues, accounting for 23%, 19% and 15% of the Company’s revenues. All these customers were served by both the Server Based Gaming and Virtual Sports segments.

At March 31, 2019, two customers represented at least 10% of accounts receivable, accounting for 14% and 11% of the Company’s accounts receivable. At September 30, 2018, three customers represented at least 10% of accounts receivable, accounting for 15%, 13% and 12% of the Company’s accounts receivable.

27.	Subsequent Events

On April 24, 2019, Inspired Software Development (India) LLP was incorporated under the Limited Liability Partnership Rules, 2009 in India. The LLP is majority owned by a subsidiary of the Company. The LLP is operating from premises located in Kochi, India and employment of personnel commenced on May 6, 2019.

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

These forward-looking statements are based on information available as of the date hereof, and current expectations, forecasts and assumptions that involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause our actual results or performance to differ include:

●	our ability to compete effectively in our industries;

●	the effect of evolving technology on our business;

●	our ability to renew long-term contracts and retain customers, and secure new contracts and customers;

●	our ability to maintain relationships with suppliers;

●	our ability to protect our intellectual property;

●	government regulation of our industries;

●	the determination by the UK Government, to substantially reduce maximum permitted bets on B2 gaming machines in the UK, effective as of April 1, 2019;

●	our ability to successfully grow by acquisition as well as organically;

●	our ability to attract and retain key members of our management team;

●	our need for working capital;

●	our ability to secure capital for growth and expansion;

●	changing consumer, technology and other trends in our industries;

●	our ability to successfully operate across multiple jurisdictions and markets around the world;

●	changes in local, regional and global economic and political conditions; and

●	other factors.

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

Our most recent fiscal year ended on September 30, 2018. On September 24, 2018, our Board of Directors determined, in accordance with our bylaws and the recommendation of the Audit Committee of our Board of Directors, to change our fiscal year, so that it begins on January 1 and ends on December 31 of each year, starting on January 1, 2019. Accordingly, this Form 10-Q, covers the first quarter of our financial year, being the period from January 1, 2019 to March 31, 2019.

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

In this report, we have changed how certain selling, general and administrative expenses are split between segments, leaving fewer costs within “Corporate Functions”, which management believes provides a more informed allocation. As such, we have restated the reporting segmental splits for March 31, 2018 expenses in line with the new allocations, to give a clear comparison with the current period. Commentary within this section focuses on changes from the restated number.

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

SBG

Revenue from SBG terminals, access to our content and SBG platform, including electronic table gaming products is recognized based upon a contracted percentage of the operator’s net winnings from the terminals’ daily use. Where this is not the case, revenue is based upon a fixed daily or weekly usage fee. We recognize revenue from these arrangements in accordance with the series guidance in ASC 606 over time on a daily basis over the term of the arrangement, or when not specified over the expected customer relationship period. Hardware sales take the form of a transfer of ownership of our developed gaming terminals, and are recognized at a point in time upon delivery.

Virtual Sports

Virtual sports retail revenue, which includes the provision of virtual sports content and services to retail betting outlets, and virtual sports online and mobile revenue, which includes the provision of virtual sports content and services to mobile and online operators, is based upon a contracted percentage of the operator’s net winnings or a fixed rental fee. We recognize revenue for these fees over time on a daily or weekly basis in accordance with the series guidance in ASC 606 over the term of the arrangement. These arrangements also typically include a perpetual license billed up front, granted to the customer for access to our gaming platform and content. As these up front bills represent payment for future services, revenue from the licensing of perpetual licenses is recognized ratably over time, or when not specified, over the expected customer relationship period. Revenue from the development of bespoke games licensed on a perpetual basis to mobile and online operators is recognized at a point in time on delivery and acceptance by the customer.

Geographic Range

Geographically, more than half of our revenues are derived from, and more than half of our non-current assets are attributed to, our UK operations, with the remainder of our revenues derived from, and non-current assets attributed to, Italy, Greece and the rest of the world.

For the three months ended March 31, 2019, we earned approximately 66.0% of our revenue in the UK, 14.3% in Greece, 12.5% in Italy and the remaining 7.2% across the rest of the world. During the three months ended March 31, 2018, we earned approximately 65.8%, 14.6%, 12.5% and 7.1% of our revenue in those regions, respectively.

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

During the three months ended March 31, 2019, we derived approximately 34.0% of our revenue from sales to customers outside of the UK compared to 34.2% during the three months ended March 31, 2018.

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

Results of Operations

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three-month period ended March 31, 2019, compared to the same period in 2018; and

●	a discussion and analysis of the results of operations of our SBG and Virtual Sports business segments for the three-month period ended March 31, 2019, compared to the same period in 2018, including KPI analysis.

The three-month financial periods presented consist of a 90-day period for each of 2019 and 2018. Each of the foregoing periods is herein referred to as a “three-month period.”

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). In the three-month periods ended March 31, 2019 and 2018, the average GBP: USD rate was 1.30 and 1.40, respectively.

In the discussion and analysis below, certain data may vary from the amounts presented in our consolidated financial statements due to rounding.

Three Months ended March 31, 2019 compared to Three Months ended March 31, 2018

	For the Three-Month Period ended
(In thousands)	Unaudited Mar 31, 2019	Unaudited Mar 31, 2018	Variance 2019 vs 2018		Functional Currency at Constant rate	Variance Functional Currency	Currency Movement

Revenue:
Service	$30,793	$33,233	($2,440)	(7.3%)	($153)	(0.5%)	($2,287)
Hardware	2,878	4,220	(1,342)	(31.8%)	(1,159)	(27.4%)	(184)
Total revenue	33,671	37,453	(3,782)	(10.1%)	(1,312)	(3.5%)	(2,470)
Cost of sales, excluding depreciation and amortization:
Cost of service	(5,361)	(6,017)	657	(10.9%)	253	(4.2%)	404
Cost of hardware	(1,648)	(4,067)	2,419	(59.5%)	2,313	(56.8%)	106
Selling, general and administrative expenses	(14,740)	(15,622)	881	(5.6%)	(220)	1.4%	1,101
Stock-based compensation	(2,080)	(1,251)	(829)	66.3%	(979)	78.1%	150
Acquisition related transaction expenses	(844)	(228)	(616)	270.1%	(675)	298.6%	59
Depreciation and amortization	(9,700)	(11,120)	1,420	(12.8%)	699	(6.3%)	721
Net operating Income (Loss)	(702)	(852)	150	(17.6%)	79	(9.4%)	71
Other income (expense)
Interest income	33	93	(59)	(63.9%)	(56)	(61.0%)	(3)
Interest expense	(4,498)	(5,162)	663	(12.9%)	316	(6.1%)	347
Change in fair value of earnout liability	(2,263)	3,754	(6,017)	(160.3%)	(6,185)	(166.2%)	169
Change in fair value of derivative liability	1,220	1,553	(333)	(21.5%)	(256)	(16.5%)	(77)
Other finance income (costs)	1,164	199	965	484.7%	1,078	541.9%	(113)
Total other income (expense), net	(4,344)	437	(4,781)	(1094.0%)	(5,103)	(1234.6%)	322
Net loss from continuing operations before income taxes	(5,046)	(415)	(4,631)	1116.5%	(5,024)	1175.9%	393
Income tax expense	93	(83)	177	(211.7%)	183	(219.1%)	(6)

Net loss	($4,953)	($498)	($4,455)	893.9%	($4,842)	948.1%	$387

Exchange Rate - $to £	1.30	1.40

Revenue

Total revenue for the period ended March 31, 2019 decreased by $3.8 million, or 10.1%, to $33.7 million. Adverse currency movements accounted for $2.5 million of the decrease. On a functional currency at constant rate basis, revenue decreased by $1.3 million, or 3.5% on a functional currency basis, with service revenue decreasing by $0.2 million and hardware revenue decreasing by $1.2 million.

SBG revenue, which is included in total revenue, above, decreased by $2.4 million on a functional currency at constant rate basis, or 8.5% on a functional currency basis, comprised of a reduction in service revenue of $1.2 million and a $1.2 million reduction in hardware sales.

The decrease in SBG service revenue was due to a decrease in revenue in the UK LBO market of $0.5 million, driven by the end of a service contract worth $0.4 million in the quarter, a decrease in revenue in the Italian market of $0.3 million due to $0.2 million of lower sales of machine parts as well as a 1.5% increase in tax rate, and a decrease in revenue in UK Other (all SBG UK market revenue excluding UK LBO revenue) of $0.2 million due to lower ad hoc service work in the period. Greek market revenues were in line with last year, driven by the continued rollout of terminals which drove additional income, offset by a reduction in software license sales.

The decrease in hardware revenue was driven by lower hardware sales in the UK market of $3.1 million, due to lower Flex sales (the prior year sales were all at nil margin), partly offset by higher Self Service Betting Terminal (“SSBT”) sales in the UK market; this was offset by higher Electronic Table Game (“ETG”) sales of the Sabre Hydra terminal of $1.9 million.

Virtual Sports revenue increased on a functional currency at constant rate basis by $1.1 million, or 11.0%, due to growth in the UK of $0.4 million and growth in new customer launches in the rest of the world of $0.4 million, as well as one-off income from historic recurring revenues previously unreported to us of $0.8 million across Virtual and Interactive customers. Growth was negatively affected by a decline in revenue in Greece of $0.2 million and a decline in revenue from long-term Virtual Sports licenses that have now expired of $0.3 million.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, which includes machine cost of sales, consumables, content royalties and connectivity costs, decreased by $3.1 million, or 30.5%, on a reported basis, to $7.0 million. Of this decrease, $0.5 million arose from favorable currency movements. On a functional currency at constant rate basis, cost of sales decreased by $2.6 million, or 25.4% on a functional currency basis.

This is due to decrease in cost of hardware of $2.3 million, or 56.8% on a functional currency basis, due to lower hardware sales in the UK market, and a decrease in cost of service of $0.3 million, or 4.2% on a functional currency basis, due to a decrease in Virtual Sports service costs. This was driven by a decrease in Greece service costs of $0.1 million driven by the reduction in revenue. SBG cost of service was consistent with prior year.

Selling, general and administrative expenses

SG&A expenses decreased by $0.9 million, or 5.6%, on a reported basis, to $14.7 million, comprised of an increase of $0.2 million on a functional currency at constant rate basis, offset by $1.1 million from favorable currency movements. This was driven by staff related cost savings of $1.5 million and legal cost savings of $0.2 million. This was offset by an increase in the costs of group restructure of $1.1 million (removed from Adjusted EBITDA) and a decrease in net labor capitalization and manufacturing recoveries of $0.7 million due to mix of projects and lower factory throughput as a result of fewer machines being built in the quarter.

Costs of group restructure include redundancy costs, Payments In Lieu of Notice costs, any associated employer taxes and costs associated with onerous property leases. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs. These costs were primarily incurred in connection with the property consolidation.

Stock-based compensation

During the three months ended March 31, 2019, the Company recorded an expense of $2.1 million with respect to outstanding awards. Of this expense $1.5 million related to costs from awards made under the 2016 Long Term Incentive Plan, $0.4 million from awards made in September 2018 under the 2018 Plan and $0.2 million from awards made in January 2019 under the 2018 Plan. The entirety of this cost related to recurring costs, with the September 2018 award scheme expense impacted by movements in the stock price, however the change in stock price from $4.80 at December 31, 2018 to $6.67 at March 31, 2019 resulting in an increased charge of less than $0.1 million in this scheme. During the three months ended March 31, 2018, the charge for stock-based compensation was $1.3 million, all of which related to awards made under the 2016 Long Term Incentive Plan and to recurring costs.

Acquisition related transaction expenses

Acquisition related transaction expenses increased by $0.6 million in the period to $0.8 million. The entirety of the 2019 and 2018 period expenses were related to work with respect to potential acquisitions.

Depreciation and amortization

Depreciation and amortization decreased by $1.4 million, or 12.8%, on a reported basis, to $9.7 million. This included the impact of favorable currency movements of $0.7 million.

On a functional currency at constant rate basis, depreciation and amortization decreased by $0.7 million, or 6.3% on a functional currency basis. This decrease was driven by lower amortization on Virtual Sports of $0.4 million, driven by lower amortization of platforms and games due to an impairment of an intangible fixed asset in the prior year, partly offset by higher amortization on SBG of $0.1 million. Machine depreciation decreased by $0.6 million driven by fully depreciated machines in the UK LBO market driving $1.2 million lower depreciation, which was partly offset by additional depreciation in Greece $0.7 million due to the continued roll out of machines.

Net operating loss

During the period on a reported basis, net operating loss improved from a loss of $0.9 million to a loss of $0.7 million. This improvement was partly driven by a $0.1 million favorable currency movement. On a functional currency at constant rate basis, net operating loss improved by $0.1 million, mainly due to savings in cost of sales and depreciation and amortization, partly offset by a reduction in revenue, and increases in stock-based compensation, acquisition related transaction and SG&A expenses.

Interest expense

Interest expense decreased by $0.6 million in the period, to $4.5 million, on a reported basis. Of this variance $0.3 million was due to a favorable currency movement. On a functional currency at a constant rate basis, interest expense was $0.3 million (6.1%) lower than the prior year. Savings of $2.0 million of PIK interest (no longer incurred following the debt refinancing in August 2018) was offset by an increase of $1.1 million cash interest charge due to a higher debt balance amount and a $0.5 million increase in amortization of capitalized debt fees.

Change in fair value of earnout liability

Due solely to changes in the share price ($6.51 at March 25, 2019 and $4.80 at December 31, 2018) the charge in the three months ended March 31, 2019 from a change in the fair value of earnout liability was $2.3 million. On March 25, 2019 the shares relating to the earnout liability were issued. In the prior period, due to changes in share price, the corresponding figure was a $3.8 million gain.

Change in fair value of derivative liability

Change in fair value of derivative liability decreased by $0.3 million, to a $1.2 million gain for the three months ended March 31, 2019 arising from the fair valuing of the cross-currency swaps executed in August 2018 in connection with the debt refinancing of the Company. This represents the unhedged amount of the cross-currency swap. For the three months ended March 31, 2018, the change in fair value of derivative liability was a $1.6 million gain for derivative awards which were converted to stock-based compensation awards in March 2018.

Other finance income

Other finance income for the period ended March 31, 2019 were a $1.2 million gain, $1.0 million higher than the previous year. Changes in exchange rates resulted in a gain of $2.9 million in retranslating the debt balance. This was offset by a $1.9 million charge from the GBP: USD cross currency swap entered into to mitigate this impact, accounted for under hedge accounting, and a $0.2 million pension interest gain. The previous year had a $0.2 million pension interest gain.

Income tax expense

Our effective tax rate for the period ending March 31, 2019 was (1.8)%, and our effective tax rate for the period ending March 31, 2018 was 20.1%.

Net loss

On a reported basis, net loss increased by $4.5 million from a loss of $0.5 million to a loss of $5.0 million in the period ended March 31, 2019. This variance was partly offset by a favorable currency movement of $0.4 million. On a functional currency at constant rate basis net loss increased by $4.8 million, mainly due to the $6.0 million change in fair value of earnout liability. This was offset by the improvement in net operating loss and the increase in other finance income.

Three Months ended March 31, 2019 compared to Three Months ended March 31, 2018 –

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

SBG segment, Key Performance Indicators

	For the Three-Month Period ended		Variance
SBG	Unaudited Mar 31, 2019	Unaudited Mar 31, 2018	2019 vs 2018	%

End of period installed base (# of terminals)	35,286	31,616	3,670	11.6%

Average installed base (# of terminals)	35,022	30,723	4,299	14.0%

Customer Gross Win per unit per day(1)	£104.77	£114.53	(£9.76)	(8.5%)

Customer Net Win per unit per day (1)	£73.11	£81.66	(£8.55)	(10.5%)

Inspired Blended Participation Rate	6.1%	6.1%	(0.0%)

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

SBG segment, key events that affected results for the Three Months ended March 31, 2019

Our SBG rollout into the Greek market continued during the period with a further 500 being deployed on site and live. The total installed base of our contracted 8,360 terminals in Greece is now over 7,300 as of March 31, 2019. Despite increased density, the performance of our Greek terminals continues to be strong against our competitors.

In Italy, customer Gross Win per unit per day (in EUR) increased by €4.10 or 4.2% across all customers compared to the same period last year due to continued improvement in games and account management. However, due to an increase in tax on revenue of 1.5% from 6.8% in 2018 to 8.3% in 2019, Net Win per unit per day (in EUR) has reduced by €8.91 or 22.0%.

During the period, an additional 125 SSBTs were sold and deployed in the UK market. In addition to hardware sale margin, these terminals also generate a recurring service fee.

In the UK Casino market, we sold 50 “Flex” B3 terminals to a major customer. These terminals were installed towards the end of the quarter ended March 31, 2019 and in future periods will result in a recurring software rental fee and content revenue share to the Company.

In the UK Electronic Table Games (ETG) market, we sold 109 “Sabre Hydra” terminals to a major Casino customer.

Overall, the size of our Installed Base at the end of the period increased 11.6%, to 35,286, due to our continued terminal rollout in Greece, growth from new contract awards in the UK LBO estate and further machine growth in Italy. Customer Gross Win per unit per day (in our functional currency, GBP) decreased by 8.5% across the entire estate, driven by the impact of our SBG installations in Greece, as our Greek machines return a lower daily Customer Gross Win compared to our UK machines. The overall Net Win decrease is driven by the increase in Italian tax. Our blended participation rate remained constant at 6.1%.

SBG segment, key events that affected results for the Three Months ended March 31, 2018

Our SBG rollout into the Greek market continued, with approximately 3,900 terminals installed as of March 31, 2018. During the period a further 1,035 terminals were contracted. The performance of our Greek terminals continues to be strong compared to other suppliers during the period.

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

SBG Segment, Three Months ended March 31, 2019 compared to Three Months ended March 31, 2018

Server Based Gaming	For the Three-Month Period ended		Variance			Variance
(In thousands)	Unaudited Mar 31, 2019	Unaudited Mar 31, 2018	2019 vs 2018		Functional Currency at Constant rate	Functional Currency	Currency Movement

Revenue:
Service	$20,813	$23,573	($2,760)	(11.7%)	($1,216)	(5.2%)	($1,544)
Hardware	2,878	4,220	(1,342)	(31.8%)	(1,158)	(27.4%)	(184)
Total revenue	23,691	27,793	(4,102)	(14.8%)	(2,374)	(8.5%)	(1,728)

Cost of sales, excluding depreciation and amortization:
Cost of service	(4,386)	(4,698)	312	(6.6%)	(15)	0.3%	327
Cost of hardware	(1,648)	(4,067)	2,418	(59.5%)	2,312	(56.8%)	106
Total cost of sales	(6,034)	(8,765)	2,731	(31.2%)	2,297	(26.2%)	433

Selling, general and administrative expenses	(6,560)	(8,257)	1,697	(20.6%)	1,207	(14.6%)	490

Stock-based compensation	(402)	(262)	(140)	53.4%	(169)	64.7%	29

Depreciation and amortization	(7,680)	(8,729)	1,049	(12.0%)	478	(5.5%)	571

Net operating profit	$3,015	$1,780	$1,235	69.4%	$1,439	80.5%	$(204)

Exchange Rate - $to £	1.30	1.40

SBG segment revenue. In the period revenue decreased by $4.1 million, to $23.7 million, on a reported basis. This decrease was due in part to adverse currency movements of $1.7 million. On a functional currency at constant rate basis, SBG revenue decreased by $2.4 million, or 8.5% on a functional currency basis.

Service revenue decreased by $2.8 million on a reported basis. This was due in part to adverse currency movements of $1.5 million. On a functional currency at constant rate basis, SBG service revenue decreased by $1.2 million, or 5.2% on a functional currency basis, to $20.8 million. This was due to a decrease in revenue in the UK LBO market of $0.5 million driven by the end of a service contract, a decrease in revenue in the Italian market of $0.3 million due to $0.2 million from lower sales of machine parts and the 1.5% tax increase, a decrease in revenue in UK Other of $0.2 million due to lower ad hoc service work in the period, and a reduction in the Greek market of $0.1 million driven by a reduction in software license sales, offset by the continued terminal rollout driving additional income.

Although SBG service revenue decreased in the period, SBG recurring revenue as a percentage of total SBG revenue increase by 7.5% to 78.2%.

The continued terminal rollout into the Greek market drove additional participation revenue of $0.6 million and other recurring revenue of $0.5 million. This was partly offset by a $1.3 million reduction in software license sales compared to last year.

UK LBO Customer Gross Win per unit per day remained broadly in line with last year on a reported basis.

Hardware revenue decreased by $1.3 million to $2.9 million, on a reported basis. On a functional currency at constant rate basis, SBG hardware revenue decreased by $1.2 million, principally due to lower Flex sales (the sales last year were all at nil margin) partly offset by higher SSBT sales in the UK market driving a variance of $3.1 million. This was offset by higher ETG sales of the Sabre Hydra terminal of $1.9 million.

SBG segment operating income. Cost of sales (excluding depreciation and amortization) decreased by $2.7 million to $6.0 million on a reported basis. This variance was impacted by favorable currency movements of $0.4 million. On a functional currency at constant rate basis, cost of sales decreased by $2.3 million. This was principally due to a decrease in hardware costs of $2.3 million driven by lower hardware sales in in the UK market and service costs remaining in line with the prior year. Although overall service costs remained in line with the prior year, Greek SBG service costs increased by $0.3 million driven by the increase in terminals as the Greece rollout continues and content costs in the UK market increased by $0.1 million. These increases were entirely offset by a decrease in UK consumables of $0.2 million, a decrease in cost of service in Italy of $0.1 million and a $0.1 million decrease in Greece costs from lower software license sales.

SG&A expenses decreased by $1.7 million to $6.6 million, on a reported basis. Of this variance, $0.5 million arose from favorable currency movements. This resulted in a functional currency at constant rate decrease of $1.2 million driven by staff related cost savings of $1.7 million, lower computer costs of $0.3 million, driven by lower headcount and lower machine distribution costs of $0.3 million, offset by $0.6 million lower manufacturing recoveries due to lower factory throughput and $0.5 million from higher restructure costs.

These restructure costs include redundancy costs, Payments In Lieu of Notice costs, any associated employer taxes and costs associated with onerous property leases. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs. These costs were primarily incurred in connection with the property consolidation.

Depreciation and amortization decreased by $1.0 million to $7.7 million on a reported basis. Of this amount, $0.6 million arose due to favorable currency movements. On a functional currency at constant rate basis, the decrease was $0.5 million, driven by $0.6 million from lower machine and machine related depreciation offset by $0.1 million higher amortization. The lower machine and machine related depreciation was driven by lower depreciation in the UK ($1.2 million) and Italy ($0.1 million) due to machines being fully depreciated, partly offset by the additional machine and machine related depreciation in Greece of $0.7 million, from the continued terminal rollout in the Greek market.

Operating profit increased by $1.2 million to $3.0 million, on a reported basis. On a functional currency at constant rate basis, SBG operating profit increased by $1.4 million. This was primarily due to the decrease in cost of sales, SG&A and depreciation and amortization, partly offset by lower revenue, higher stock-based compensation and $0.2 million from adverse currency movements.

SBG segment, Recurring Revenue

Set forth below is a breakdown of our SBG recurring revenue. SBG recurring revenue consists principally of SBG participation revenue.

	For the Three-Month Period ended		Variance
	Unaudited Mar 31, 2019	Unaudited Mar 31, 2018	2019 vs 2018%

SBG Recurring Revenue
Total SBG Revenue	£18,177	£19,875	(£1,698)	(8.5%)

SBG Participation Revenue (£’000)	£13,968	£13,821	£147	1.1%
SBG Other Fixed Fee Recurring Revenue (£’000)	£242	£234	£8	3.6%
Total SBG Recurring Revenue (£’000)	£14,211	£14,055	£156	1.1%
SBG Recurring Revenue as a Percentage of Total SBG Revenue	78.2%	70.7%	7.5%

In the table above:

“SBG Participation Revenue” includes our share of revenue generated from (i) our SBG terminals placed in gaming and lottery venues; and (ii) licensing of our game content and intellectual property to third parties.

“SBG Other Fixed Fee Recurring Revenue” includes service revenue in which the Company earns a periodic fixed fee on a contracted basis.

“Total SBG Recurring Revenue” is equal to SBG Participation Revenue plus SBG Other Fixed Fee Recurring Revenue.

SBG segment, Service Revenue by Region

Set forth below is a breakdown of our SBG service revenue by geographic region. SBG service revenue consists principally of SBG participation revenue.

Server Based Gaming Service Revenue by Region	For the Three-Month Period ended		Variance			Variance
(In thousands)	Unaudited Mar 31, 2019	Unaudited Mar 31, 2018	2019 vs 2018		Functional Currency at Constant rate	Functional Currency	Currency Movement

Service Revenue:
UK LBO	$13,259	$14,766	($1,507)	(10.2%)	($516)	(3.5%)	($991)
UK Other	1,325	1,663	(338)	(20.3%)	(238)	(14.3%)	(100)
Italy	2,009	2,436	(427)	(17.5%)	(275)	(11.3%)	(153)
Greece	3,987	4,406	(420)	(9.5%)	(138)	(3.1%)	(282)
Rest of the World	234	301	(68)	(22.4%)	(50)	(16.6%)	(17)

Total service revenue	$20,813	$23,573	($2,760)	(11.7%)	($1,216)	(5.2%)	($1,544)

Exchange Rate - $ to £	1.30	1.40

Virtual Sports Segment, Three Months ended March 31, 2019 compared to Three Months ended March 31, 2018

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

Virtual Sports segment, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Unaudited Mar 31, 2019	Unaudited Mar 31, 2018	2019 vs 2018%

Virtuals
No. of Live Customers at the end of the period	101	94	7	7.4%
Average No. of Live Customers	99	90	9	9.4%
Total Revenue (£’000)	£7,659	£6,898	£760	11.0%
Total Revenue £’000 - Retail	£4,122	£4,265	(£143)	(3.4%)
Total Revenue £’000 - Scheduled Online Virtuals	£2,904	£2,043	£861	42.1%
Total Revenue £’000 - Interactive	£632	£590	£43	7.2%
Average Revenue Per Customer per day (£)	£844	£849	(£5)	(0.6%)

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

	For the Three-Month Period ended		Variance
	Unaudited Mar 31, 2019	Unaudited Mar 31, 2018	2019 vs 2018%

Virtual Sports Recurring Revenue
Total Virtual Sports Revenue (£’000)	£7,659	£6,898	£760	11.0%

Recurring Revenue (£’000) - Retail and Scheduled Online Virtuals	£6,412	£5,445	£967	17.8%
Recurring Revenue (£’000) - Interactive	£632	£590	£43	7.2%
Total Virtual Sports Recurring Revenue (£’000)	£7,045	£6,035	£1,010	16.7%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	92.0%	87.5%	4.5%

In the table above:

“Recurring Revenue” includes our share of revenue generated from (i) our Virtual Sports products placed with operators; (ii) licensing our game content and intellectual property to third parties; and (iii) our games on third-party online gaming platforms that are interoperable with our game servers.

Virtual Sports segment, key events that affected results for the Three Months ended March 31, 2019

During the period, we launched two streams of our Rush Football 2 product with The Stars Group brand Betstars. We also launched Rush Football 2 with the Moroccan Lottery via the Intralot platform in approximately 200 venues. In the UK we launched Virtual Horses, Dogs and Football (Soccer) via our proprietary Virtuals Connect platform with Genting Online.

During the period we renewed our contract with Bet365 for a further three years to provide scheduled Virtuals online with the world’s largest online sports betting company with over 35 million customers worldwide.

In February, the Gaming International Awards were held at ICE 2019 and the Company was named Virtual Supplier of the year.

During the period we signed a new contract with the British Columbia Lottery Corporation to supply Virtuals on demand, slots and table content via our proprietary Virgo platform.

The Average Number of Live Customers during the period increased by nine, from 90 to 99. Including the launch of two new Interactive customers, both of which were launched via the NYX platform, taking our Average Number of Live Interactive Customers for the period to 35.

Overall revenue per customer has decreased during the quarter compared to last year. This was due to the increase in customers during the quarter. There has however been a significant increase in revenue per customer against the previous quarter. Revenue per customer is expected to continue to increase throughout the rest of 2019.

Virtual Sports segment, key events that affected results for the Three Months ended March 31, 2018

As of March 31, 2018, OPAP offered our Virtual Sports product in over 3,500 retail venues following the launch in April 2017.

During the period, our Virtual Sports products continued to grow in Finland through the launch into Veikkaus, Finland’s national lottery.

By the end of the period, our Interactive business was live with twenty-two customers, having launched sixteen new customers since March 31, 2017, including Bet Victor, Aspire Global, White Hat Gaming, Casino Land, Casino777 and Netbet.

Virtual Sports segment, Three Months ended March 31, 2019 compared to Three Months ended March 31, 2018

Virtual Sports	For the Three-Month Period ended		Variance			Variance
(In thousands)	Unaudited Mar 31, 2019	Unaudited Mar 31, 2018	2019 vs 2018		Functional Currency at Constant rate	Functional Currency	Currency Movement

Service Revenue	$9,980	$9,660	$320	3.3%	$1,065	11.0%	($744)

Cost of Service	(975)	(1,319)	344	(26.1%)	269	(20.4%)	76

Selling, general and administrative expenses	(2,247)	(2,902)	655	(22.6%)	487	(16.8%)	168

Stock-based compensation	(332)	(251)	(81)	32.3%	(106)	42.4%	25

Depreciation and amortization	(1,508)	(2,048)	540	(26.4%)	427	(20.9%)	112

Net operating profit	$4,918	$3,140	$1,778	56.6%	$2,141	68.2%	($363)

Exchange Rate - $ to £	1.30	1.40

Virtual Sports segment revenue. In the period revenue increased by $0.3 million, or 3.3%, on a reported basis. This increase includes the impact of adverse currency movements of $0.7 million. On a functional currency at constant rate basis, Virtual Sports revenue increased by $1.1 million, or 11.0%.

This increase was driven by an increase in Virtual Sports land-based and online recurring revenue, due to continued revenue growth in the UK of $0.4 million and Italy of $0.1 million, with growth and new customer launches in the rest of the world driving $0.4 million of additional revenue, as well as one-off income from historic recurring revenue previously unreported to us of $0.8 million across Virtual and Interactive customers. Total revenue growth was negatively affected by a reduction in revenue in the Greek market of $0.2 million and from the reduction of long-term Virtual Sports contracts that have expired of $0.3 million.

Virtual Sports segment operating income. Cost of service decreased by $0.3 million to $1.0 million, on a reported basis. Of this decrease, $0.1 million arose from favorable currency movements. On a functional currency at constant rate basis, cost of service decreased by $0.3 million, due to lower Greece cost of sales driven by the lower incomes and $0.1 million from a cost of sale write-off in the prior year.

SG&A expenses decreased by $0.7 million, on a reported basis. Of this decrease, $0.2 million arose from favorable currency movements. This resulted in a functional currency at constant rate decrease of $0.5 million largely driven by staff related cost savings of $0.4 million.

Depreciation and amortization decreased by $0.5 million to $1.5 million, on a reported basis. Of this decrease, $0.1 million arose from favorable currency movements. This resulted in a functional currency at constant rate decrease of $0.4 million, driven by lower amortization of platforms and games due to an impairment of an intangible fixed asset in the prior year.

Operating profit increased by $1.8 million on a reported basis to $4.9 million, which includes an impact of $0.4 million arising from adverse currency movements. On a functional currency at constant rate basis, this represented an increase of $2.1 million or 68.2% on a functional currency basis. This was primarily due to an increase in revenue, a decrease of cost of service and lower depreciation and amortization, partly offset by $0.1 million higher stock-based compensation.

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

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Loss, to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA

	For the Three-Month Period ended

(In thousands)	Unaudited Mar 31, 2019	Unaudited Mar 31, 2018

Net loss	($4,953)	($498)

Items Relating to Legacy Activities:
Pension charges	198	139
Costs relating to former operations	13	–
Litigation Settlement	–	260

Items outside the normal course of business:
Costs of group restructure	1,532	257
Transaction fees	844	228
Italian tax related costs relating to prior years	24	–

Stock-based compensation expense	2,080	1,251

Depreciation and amortization	9,700	11,120
Total other expense, net	4,344	(437)
Income tax	(93)	83
Adjusted EBITDA	$13,689	$12,403

Adjusted EBITDA	£10,498	£8,862

Exchange Rate - $to £	1.30	1.40

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

(4) “Costs of group restructure” include redundancy costs, Payments In Lieu of Notice costs, any associated employer taxes and costs associated with onerous property leases. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs. These costs were primarily incurred in connection with the property consolidation.

(5) Transaction fees, Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(6) “Italian tax related costs relating to prior years invoicing” relate to VAT charges and associated costs, relating to prior years, imposed on our Virtual Sports segment following changes in interpretation of legislation and an ongoing VAT audit.

(7) Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions

Reconciliation to Adjusted Revenue

	For the Three-Month Period ended
(In thousands)	Unaudited Mar 31, 2019	Unaudited Mar 31, 2018

Net revenues	$33,671	$37,453
Less Nil Margin Sales	—	(3,609)
Adjusted Revenue	$33,671	$33,843

Adjusted Revenue	£25,836	£24,181

Exchange Rate - $ to £	$1.30	$1.40

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

Liquidity and Capital Resources

Three Months ended March 31, 2019 compared to Three Months ended March 31, 2018

	Period Ended		Variance
	Mar 31,	Mar 31,
(in thousands)	2019	2018	2019 to 2018
Net loss	($4,953)	($498)	($4,455)
Non-cash interest expense including amortization of fees	626	1,957	(1,331)
Change in fair value of derivative and earnout liabilities and stock-based compensation expense	3,123	(4,056)	7,179
Foreign currency translation on senior bank debt and cross currency swaps	(1,177)	0	(1,177)
Depreciation and amortization	9,700	11,120	(1,420)
Other net cash generated/(utilized) by operating activities	976	(1,854)	2,830
Net cash provided by operating activities	8,295	6,669	1,626

Net cash used in investing activites	(5,186)	(7,121)	1,935
Net cash used in/(generated by) financing activities	(164)	3,052	(3,216)
Effect of exchange rates on cash	100	(170)	270
Net increase in cash and cash equivalents	$3,045	$2,430	$615

Net cash provided by operating activities. In the period, net cash inflow generated by operating activities was $8.3 million, compared to a $6.7 million inflow in the prior year, representing a $1.6 million improvement in cash generation.

Non-cash interest expense decreased by $1.3 million, to $0.6 million. The current period’s non-cash interest expense related to amortization of debt fees incurred in relation to the business refinancing in August 2018 whereas the prior year’s expense related to PIK interest charged on the debt held prior to the refinancing.

Change in fair value of derivative and earnout liabilities and stock-based compensation expense increased by $7.2 million from an outflow of $4.1 million to an inflow of $3.1 million. Movements in the market value of the stock price resulted in a $6.0 million higher earnout inflow in the current period, a $0.8 million higher inflow relating to stock-based compensation expense and a higher inflow of $0.3 million due to the fair valuation of the cross-currency swaps executed in August 2018 on the new debt compared to the revaluation of derivative liabilities in the previous period.

Foreign currency translation on senior bank debt and cross currency swaps following the refinancing on August 14, 2018 resulted in a charge in the period of $1.2 million as a result of the movement in exchange rates during the current period.

Depreciation, amortization and impairment reduced by $1.4 million to a charge of $9.7 million due principally to lower machine depreciation of $0.9 million and lower development costs and licenses amortization of $0.4 million.

Other net cash generated by operating activities increased by $2.8 million, to a $1.0 million inflow. This increase was largely due to movements in inventory levels of $2.3 million, accounts payable levels of $2.5 million and timing differences relating to payroll payment dates of $2.0 million. These were offset by the reduction in Greece deferred revenue creditor levels in the quarter as it is recognized through the profit and loss account. In the prior year, levels increased due to the roll out of machines into Greece of $4.2 million. Inventory levels decreased in the current year due to lower levels of machine build, compared to an increase in the previous year due to the roll out of machines into Greece and the building of Flex 4k machines. Supplier timing and relative activity levels and the timing of the 1 April payroll resulted in benefits from accounts payable and payroll creditors. The payroll creditor movement is expected to reverse in the next quarter.

Net cash used in investing activities. Net cash used in investing activities decreased by $1.9 million, to $5.2 million. The decrease was attributable to lower levels of machine spending compared to the prior year which included a number of machines capitalized relating to the Greece roll out.

Net cash used by financing activities. In the current period, net cash used by financing activities was $0.2 million, compared to a $3.2 million inflow in the prior year. This was due to an increase in the level of revolver utilization in the prior year prior to the debt refinancing.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of March 31, 2019, we had liquidity of $19.0 million in cash and cash equivalents plus a further $9.5 million of an undrawn revolver facility. This compares to $13.4 million of cash and cash equivalents plus a further $7.0 million of an undrawn revolver facility at the end of last year. We had a working capital inflow of $1.0 million in 2019, compared to a $1.9 million outflow in the prior year. The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are higher than typical and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Significant amounts of our cash flows from operations arise from our operations in Greece. As of March 31, 2019, $1.9 million of our $19.0 million of cash and cash equivalents had arisen in Greece and was being held there in our Greek bank accounts. In the ordinary course of business, we seek from time to time to transfer funds earned in Greece to accounts of ours outside Greece. However, Greece imposes capital controls that complicate, delay or prevent the flow of capital out of that country. Historically, we have always been able to complete such transfers. Nevertheless, if approvals of our transfers of funds out of Greece are ever materially delayed or prevented, our cash planning and our ability to deploy cash across our operations could be adversely affected.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through May 2020. If the Company were to undertake any acquisitions, it might be required to finance them, in whole or in part, by issuing additional equity or debt securities or increasing its borrowing levels.

The Company has undertaken a review of its operations in order to enable it to reduce its global costs and to more effectively align its resources with its business priorities. In connection with this review, the Company is to consolidate and relocate certain of its operations in the United Kingdom and has implemented, and expects to continue to implement, a related reduction in headcount. These changes continue the Company’s prior cost control efforts. Office consolidation expenses are expected to amount to approximately $7.8 million, as we expect to incur approximately $2.3 million of capital investment for the new office, and approximately $5.5 million of one-time costs to exit offices. These figures include costs relating to staff redundancy, relocation allowances, travel supplements, dual running costs, recruitment fees of replacement hires and dilapidating old facilities. These costs have already started to be incurred and we expect the majority of these costs to be incurred during 2019.

Long Term and Other Debt

(In thousands)	March 31, 2019		March 31, 2018
Cash held	£14,607	$19,033	£9,577	$13,418
Revolver drawn	—	—	(12,320)	(17,262)
Original principal senior debt	(107,444)	(140,000)	(72,500)	(101,580)
Compounded PIK interest	—	—	(10,603)	(14,856)
PIK interest accrued	—	—	(494)	(692)
Cash interest accrued	(127)	(165)	(2,640)	(3,700)
Finance lease creditors	(211)	(275)	(573)	(803)
Total	(£93,175)	($121,407)	(£89,553)	($125,473)

During August 2018, the Company and certain of its subsidiaries entered into a series of transactions that effected the refinancing of the Company’s external borrowings, replacing the Company’s senior term and revolving facilities, originally entered into in 2014, with senior notes of $140.0 million and a revolving credit facility of £7.5 million (equivalent to approximately $9.8 million). The senior notes have a 5-year duration and carry a cash interest rate of 9% plus 3-month LIBOR, and the revolving credit facility has a 3-year duration and carries a cash interest rate on any utilization at 4% plus 3-month LIBOR, with any unutilized amount carrying a 1.4% cash interest cost. In connection with the refinancing, the Company also entered into a three-year, fixed-rate, cross-currency swap. For further information regarding the new external borrowings and the swap, see Note 12 to the Consolidated Financial Statements, “Long Term and Other Debt”.

As of March 31, 2019, the Company had bank facilities of £114.9 million (equivalent to approximately $149.8 million), consisting of a senior term loan facility of £107.4 million (equivalent to $140.0 million) and a revolving credit facility of £7.5 million (equivalent to approximately $9.8 million). As of March 31, 2019, the Company had aggregate borrowings under the term loan facility of £107.4 million (equivalent to $140.0 million). As of March 31, 2019, the term loan facility imposed a cash interest rate on outstanding borrowings equal to the base rate margin of 9.00% per annum, plus 3-month LIBOR which at March 31, 2019 was the equivalent of 11.60% per annum which under the cross-currency swaps executed was reduced to a rate of 10.87%. The term loan facility is scheduled to mature on August 13, 2023.

As of March 31, 2018, the Company had bank facilities of £90.0 million (equivalent to approximately $126.1 million), consisting of a senior term loan facility of £72.5 million (equivalent to $101.6 million) and a revolving credit facility of £17.5 million (equivalent to approximately $24.5 million). As of March 31, 2018, the Company had aggregate borrowings under the term loan facility of £72.5 million (equivalent to $101.6 million). As of March 31, 2018, the term loan facility imposed a cash interest rate on outstanding borrowings equal to the base rate margin of 7.00% per annum, plus the higher of 3.00% and LIBOR. The current rate at which cash interest accrued was 10.00% per annum. In addition, as of March 31, 2018, the term loan facility imposed PIK interest at a rate of 7.00% per annum on the outstanding borrowings, which amount is added to the total principal outstanding. The term loan facility was fully repaid on August 13, 2018 as part of the series of transactions that effected the refinancing of the Company’s external borrowings.

As of March 31, 2019, the Company had no aggregate borrowings under the revolving credit facility. In addition, a commitment fee was payable with respect to unutilized borrowing capacity at a rate of 1.40% per annum. The revolving credit facility is scheduled to mature on August 13, 2021. In addition to the revolving credit facility borrowings described above, further amounts under the facility have been used for the Company’s VAT Duty Deferment guarantee and the Company’s credit card program.

As of March 31, 2018, the Company had aggregate borrowings under the revolving credit facility of £12.3 million (equivalent to $17.3 million). As of March 31, 2018, the revolving credit facility imposed a cash interest rate on outstanding borrowings equal to the base rate margin of 5.00% per annum, plus LIBOR, and the current rate at which cash interest accrued was 5.48% per annum. In addition, a commitment fee was payable with respect to unutilized borrowing capacity at a rate of 2.00% per annum. The revolving credit facility was fully repaid on August 13, 2018 as part of the series of transactions that effected the refinancing of the Company’s external borrowings.

In addition to the revolving credit facility borrowings described above, further amounts under the facility have been used for the Company’s VAT Duty Deferment guarantee and the Company’s credit card program. The amounts so used as of March 31, 2018 was $0.3 million.

Debt issuance fees were capitalized at the time the debt was issued. As of March 31, 2019, the amount of debt issuance fees capitalized was $9.3 million, including $2.8 million of original issue discount and $4.2 million of exit premium and the remainder being professional fees incurred from the refinancing. Of the total debt issuance fees capitalized, $1.2 million had been charged by March 31, 2019.

Debt Covenants

Under our debt facilities in place as of March 31, 2019, we are subject to covenant testing at quarterly intervals. The covenant testing is set at the level of Inspired Entertainment Inc., the ultimate holding company, and consists of a test on Leverage (Consolidated Total Debt/Consolidated Adjusted EBITDA). A further covenant test of Fixed Charge Coverage Ratio (Net Cash Provided by Operating Activities/Calculation of Consolidated Fixed Charges) is required, commencing on September 30, 2019. These are measured under US GAAP. In addition to the quarterly tests, there is the requirement that the minimum liquidity not be less than $5.0 million.

Under our debt facilities in place as of March 31, 2018, we were subject to covenant testing at quarterly intervals. The covenant testing was set at the level of DMWSL 631 Limited, an intermediate holding company above all trading companies, and consisted of tests on Leverage (Net Debt/EBITDA), Interest Cover (EBITDA/Interest Costs) and Super Senior Leverage (Net Debt + Revolver/EBITDA). These were measured under UK generally accepted accounting principles. In addition to the quarterly tests, there was an annual requirement that no more than £3 million be spent on non-machine capital additions, excluding labor capitalization. All of our operations are included within the DMWSL 631 Limited group, except for certain overhead and director fees and expenses, non-recurring costs relating to the Business Combination and the movement in stock-based compensation expense and fair values on earnout and derivative liabilities. The costs of these items in the period ended March 31, 2018 were $1.4 million, $0.2 million and -$4.8 million.

There were no breaches of the debt covenants in the periods ended March 31, 2019 and March 31, 2018.

Liens and Encumbrances

As of March 31, 2019, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Contractual Obligations

As of March 31, 2019, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in thousands)	Total	1 yr	1-3 years	3-5 years	5 yrs
Operating activities
Interest on long term debt (net of cross currency swaps)	$33,603	$1,102	$9,852	$22,648	$—

Financing activities
Senior bank debt - principal repayment	140,000	—	—	140,000	—
Cross currency swaps in respect of interest on long term debt	38,581	15,500	23,081	—	—
Finance lease payments	275	274	1	—	—
Interest on non-utilisation fees	401	218	183	—	—
Total	$212,860	$17,095	$33,117	$162,648	$—

Recent US Tax Law Changes

In light of the recent US tax reforms and specifically those around GILTI (Global Intangible Low Taxed Income), we may be required to pay additional U.S. corporate income tax beginning in the year ending December 31, 2021 due to the location of assets and tax losses brought forward in the UK.

Off-Balance Sheet Arrangements

As of March 31, 2019, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

We have external borrowings that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2019, we had £107.4 million ($140.0 million) of senior bank debt that is subject to a floating interest rate charge that can vary with the 3-month LIBOR rate. If the floating interest rates increased by 1%, the additional interest charge would be approximately $0.4 million per quarter. If the floating interest rates increased by 5%, the additional interest charge would be approximately $1.8 million per quarter.

In connection with the refinancing, the Company also entered into a three-year, fixed-rate, cross-currency swap which is designed to negate the impact of any interest rate increases. For further information regarding the new external borrowings and the swap, see Note 12 to the Consolidated Financial Statements, “Long Term and Other Debt”.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net assets total approximately $4.1 million and our US Dollar functional currency net liabilities total approximately $142.7 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of March 31, 2019 would result in translation adjustments of approximately $0.5 million and $18.6 million, respectively, recorded in other comprehensive loss. Of the $142.7 million, cross currency swaps have been executed on $140.0 million to mitigate the risk of adverse movements in the value of the US Dollar relative to GBP which would reduce the translation adjustment impact.

Included within our trading results are earnings outside of our functional currency. Retained earnings earned in Euros and in US Dollars in the period ended March 31, 2019 were €2.1 million and $5.9 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of March 31, 2019 would result in translation adjustments of approximately $0.2 million and $0.5 million, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP: USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results by approximately $0.1 million and would result in translation adjustments of approximately $12.7 million, recorded in other comprehensive loss.

In connection with the refinancing, the Company also entered into a three-year, fixed-rate, cross-currency swap.

For further information regarding the new external borrowings and the swap, see Note 12 to the Consolidated Financial Statements, “Long Term and Other Debt”.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2019, the end of the period covered by this Report.

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

ITEM 1A. RISK FACTORS

The risk factors set forth below update the corresponding risk factor in our Annual Report on Form 10-K for the year ended September 30, 2018. In addition to the risk factors below, you should carefully consider the risk factors discussed in our most recent Form 10-K report, which could materially affect our business, financial position and results of operations.

We rely on a relatively small number of customers for a significant portion of our sales, and the loss of, or material reduction in, sales to any of our top customers could have an adverse effect on our business, results of operations, financial condition and prospects.

Certain key customers, including certain UK, Italian and Greek SBG terminal customers and certain Virtual Sports customers, make a significant contribution to our revenues and profitability. Our top ten customers generated approximately 75% of total revenues in the three months ended March 31, 2019. During the three months ended March 31, 2019, there were three customers that each represented at least 10% of our revenues, accounting for 23%, 14% and 11% of our revenues, respectively. We expect that these customers will continue to represent a significant portion of our sales in the future. The loss of any of our top customers, whether through contract expiry and non-renewal, breach of contract or other factors could materially adversely affect our revenues or return on capital and leave us with surplus terminals. Moreover, if any of these customers experience reduced revenue, such reduction could adversely affect any revenue-sharing arrangements we may have with those customers, reduce our own revenues and adversely affect our financial results.

We operate in an industry that is subject to strict government regulations that could limit our existing operations and have a negative impact on our ability to grow.

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

The regulatory environment in any particular jurisdiction is subject to change, and any such change could have an adverse effect on our results of operations or business in general. Moreover, there can be no assurance that the operation of Server Based Gaming terminals, Video Lottery Terminals, Virtual Sports betting, lottery or other forms of wagering systems, or the content delivered by the means of those systems, will be approved, certified or found suitable by jurisdictions into which we might seek to expand or that those jurisdictions in which these activities are currently permitted will continue to permit such activities in their existing forms or at all. While we believe that we have the means to continue to develop procedures and policies designed to monitor and comply with the requirements of evolving laws, there can be no assurance that law enforcement agencies, governmental agencies or gaming regulatory authorities, whether in existing or new jurisdictions, will not seek to restrict our business or otherwise institute enforcement proceedings or bring other legal claims against the Company. Moreover, in addition to the risk of such enforcement actions or claims, our business reputation may be adversely affected in the event any legal or regulatory investigations or proceedings are instituted, whether or not we are ultimately subject to any claims or found to have committed any violations.

We supply our products to operators of gaming venues, platforms and websites which typically must themselves be licensed by gaming regulators. If any one of these operators fails to maintain its gaming licenses, or violates gaming laws or regulations, our business may suffer, due to our loss of a viable customer and, in instances where we have a revenue-sharing arrangement with the operator, due to our loss of our share of the revenue generated by that operator’s business.

We supply certain of our products to operators who operate gaming websites. Some of those operators may take bets from customers in markets where no gaming laws or regulations exist and where the provision of online gaming is effectively unregulated. Although the Company seeks to ensure that its customers only take bets in markets where online gaming is legal, those operators may potentially be subject to investigatory or enforcement action for operating in jurisdictions where online gaming is not expressly permitted, which could result in the operator suffering interventions ranging from special conditions being applied to its licenses, license suspension or license loss, or the operator otherwise withdrawing from or curtailing its activities in any such market. Any such developments could adversely affect such operator’s revenues and in turn adversely affect our earnings from such operator.

The Company is itself subject to regulatory investigations from time to time, and may be subject to enforcement action. In addition, certain jurisdictions may impose liability on suppliers for the activities of their customers if the use of the products supplied violate applicable law. In addition, we are required from time to time to install technologies or controls in order to comply with new regulations applicable to our business in one or more jurisdictions in which we operate. We seek to protect ourselves against any such liability by reason of the activities of the operators we supply, including by contractually requiring those operators not to operate in certain territories and limiting our operator base to those entities we have reviewed with respect to their standards of regulatory and legal compliance. Nonetheless, there is a risk that we may fail to undertake sufficient due diligence or fail to receive accurate information on which to conduct our due diligence. We may become subject to investigatory or enforcement action should we or any of our customers be accused of breaching any regulations or laws. Any such action may adversely affect our standing with gaming regulators and our ability to obtain and retain required licenses and other approvals in other jurisdictions.

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

We are a global business and derived substantially all of our revenue outside the United States during the three months ended March 31, 2019. During the three months ended March 31, 2019, we earned approximately 66% of our revenue in the UK, 14% in Greece, 13% in Italy and the remaining 7% across the rest of the world. Our business in foreign markets subjects us to risks customarily associated with such operations, including:

●	foreign withholding taxes on, or bank regulatory restrictions on expatriating, our subsidiaries’ earnings, that could reduce cash flow available to enable us to meet our required debt service and other obligations;

●	the complexity of foreign laws, regulations and markets;

●	the impact of foreign labor laws and disputes;

●	limitations on our ability to manage our foreign operations and to monitor our customers’ or our partners’ activities and financial condition;

●	the impact of price controls, capital controls and any local difficulties in collecting accounts receivable and transferring earnings to other jurisdictions, including, without limitation, the impact of the capital controls imposed in Greece in 2015 as a consequence of its financial crisis, which can complicate and delay our transfer of earnings out of Greece;

●	recent gaming tax increases in Italy;

●	other economic, tax and regulatory policies of foreign governments; and

●	our ability to attract and retain key personnel in foreign jurisdictions.

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

As a result of the geographic concentration of our operations in the UK, Greece and Italy, our operating results and cash flow depend significantly on economic conditions and the other factors listed above in these market areas. There can be no assurance that we will be able to operate on a continuing successful basis in these markets or in any combination of different geographical markets.

Changes to U.S. tax laws may impose additional costs on the Company.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, lowering the U.S. statutory federal tax rate to 21%. The Tax Act also adds many new provisions, including a tax on global intangible low-taxed income (“GILTI”). The changes included in the Tax Act are broad and complex. In light of the changes set forth in the Tax Act, and specifically GILTI, we may be required to pay additional U.S. corporate income tax beginning in the year ending December 31, 2021 due to the location of assets and tax losses brought forward in the UK. There can be no assurance that future changes to U.S. tax laws will not result in additional costs to the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2019, the Company issued an aggregate of 1,323,558 shares of the Company’s common stock, par value $0.0001 per share (the “Earnout Shares”), in accordance with the earn-out provisions under the Share Sale Agreement, dated July 13, 2016, by and among the Company (f/k/a Hydra Industries Acquisition Corp.), the Vendors named therein, DMWSL 632 Limited, DMWSL 632 Limited and Gaming Acquisitions Limited. The Earnout Shares were issued pro rata to the Vendors under the Share Sale Agreement in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided under Section 4(a)(2) of the Securities Act and Regulation D thereunder.

In January 2019, we granted an aggregate of 572,345 RSUs to members of management and other participants under the Company’s 2018 Omnibus Incentive Plan, which is not covered by a registration statement. The issuances did not involve a public offering of securities and, accordingly, the Company believes that the transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Amendment No. 1 to Note Purchase Agreement and Guaranty, dated as of January 22, 2019, between Gaming Acquisitions Limited and HG Vora Special Opportunities Master Fund, Ltd., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company, filed on February 11, 2019.
10.2*	Amendment, dated April 24, 2019, to Revolving Facility Agreement dated August 13, 2018, among Inspired Entertainment, Inc., the Parties Listed as Original Borrowers, the Parties Listed as Original Guarantors, Lloyds Bank PLC and Cortland Capital Market Services LLC, as Security Agent.
10.3*#	Forms of Grant Agreement under the Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan.
10.4*#	Inspired Entertainment, Inc. Short-Term Incentive Bonus Plan (adopted as of March 27, 2019).
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: May 10, 2019	/s/ A. Lorne Weil
Name: A. Lorne Weil
Title: Executive Chairman
(Principal Executive Officer)

Date: May 10, 2019	/s/ Stewart F.B. Baker
Name: Stewart F.B. Baker
Title: Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)