Form 10-Q
period 2019-06-30
Inspired Entertainment, Inc.
filed 2019-08-12
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, there were 22,818,071 shares of the Company’s common stock issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30, 2019	September 30, 2018
	(Unaudited)
Assets
Current assets
Cash	$33.7	$22.5
Accounts receivable, net	10.7	14.3
Inventory, net	5.6	5.2
Fair value of hedging instrument	0.5	0.8
Prepaid expenses and other current assets	11.8	15.8
Total current assets	62.3	58.6

Property and equipment, net	31.6	45.7
Software development costs, net	38.1	40.0
Other acquired intangible assets subject to amortization, net	3.2	5.7
Goodwill	44.7	45.8
Other assets	7.8	12.1
Total assets	$187.7	$207.9

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$9.5	$14.4
Accrued expenses	14.8	14.3
Earnout liability	—	8.0
Corporate tax and other current taxes payable	1.4	2.0
Deferred revenue, current	10.2	9.2
Other current liabilities	5.6	3.9
Current portion of long-term debt	9.3	—
Current portion of capital lease obligations	0.2	0.5
Total current liabilities	51.0	52.3

Long-term debt	132.4	131.2
Capital lease obligations, net of current portion	—	0.1
Deferred revenue, net of current portion	18.4	23.9
Derivative liability	4.0	7.8
Other long-term liabilities	4.5	5.1
Total liabilities	210.3	220.4

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Series A Junior Participating Preferred stock; $0.0001 par value; 1,000,000 shares authorized; 49,000 shares designated; no shares issued and outstanding at June 30, 2019 and September 30, 2018	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 22,193,955 shares and 20,860,591 shares issued and outstanding at June 30, 2019 and September 30, 2018, respectively	—	—
Additional paid in capital	343.1	328.5
Accumulated other comprehensive income	54.2	58.5
Accumulated deficit	(419.9)	(399.5)
Total stockholders’ deficit	(22.6)	(12.5)
Total liabilities and stockholders’ deficit	$187.7	$207.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Service	$25.6	$34.5	$56.4	$67.8
Hardware	1.1	2.4	4.0	6.6
Total revenue	26.7	36.9	60.4	74.4

Cost of sales, excluding depreciation and amortization:
Cost of service	(5.3)	(5.9)	(10.7)	(11.9)
Cost of hardware	(1.0)	(2.1)	(2.6)	(6.2)
Selling, general and administrative expenses	(12.8)	(15.2)	(27.5)	(30.9)
Stock-based compensation expense	(2.3)	(1.5)	(4.4)	(2.7)
Acquisition related transaction expenses	(0.7)	—	(1.6)	(0.2)
Depreciation and amortization	(9.1)	(10.6)	(18.8)	(21.7)
Net operating loss	(4.5)	1.6	(5.2)	0.8

Other (expense) income
Interest income	0.1	—	0.1	0.1
Interest expense	(4.0)	(5.2)	(8.5)	(10.3)
Change in fair value of earnout liability	—	(0.6)	(2.3)	3.1
Change in fair value of derivative liability	(1.3)	—	(0.1)	1.5
Other finance income (expense)	(0.9)	0.2	0.3	0.4

Total other expense, net	(6.1)	(5.6)	(10.5)	(5.2)

Loss before income taxes	(10.6)	(4.0)	(15.7)	(4.4)
Income tax benefit (expense)	(0.1)	—	—	(0.1)
Net loss	(10.7)	(4.0)	(15.7)	(4.5)

Other comprehensive (loss)/income:
Foreign currency translation (loss)/gain	0.7	(0.2)	0.2	0.1
Change in fair value of hedging instrument	2.4	—	0.3	—
Reclassification of gain on hedging instrument to comprehensive income	(2.6)	—	(1.1)	—
Actuarial (losses) gains on pension plan	(2.0)	3.0	(1.1)	4.3
Other comprehensive (loss)/income	(1.5)	2.8	(1.7)	4.4

Comprehensive loss	$(12.2)	$(1.2)	$(17.4)	$(0.1)

Net loss per common share – basic and diluted	$(0.48)	$(0.19)	$(0.73)	$(0.22)

Weighted average number of shares outstanding during the period – basic and diluted	22,193,955	20,860,591	21,583,648	20,859,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD OCTOBER 1, 2018 TO JUNE 30, 2019

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance at October 1, 2018	20,860,591	$—	$328.5	$58.5	$(399.5)	$(12.5)
Foreign currency translation adjustments	—	—	—	—	—	—
Actuarial losses on pension plan	—	—	—	(2.8)	—	(2.8)
Change in fair value of hedging instrument	—	—	—	2.6	—	2.6
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(2.4)	—	(2.4)
Shares issued upon net settlement of RSUs	9,806	—	—	—	—	—
Stock-based compensation expense	—	—	1.4	—	—	1.4
Net loss	—	—	—	—	(4.7)	(4.7)
Balance at December 31, 2018	20,870,397	$—	$329.9	$55.9	$(404.2)	$(18.4)
Foreign currency translation adjustments	—	—	—	(0.5)	—	(0.5)
Actuarial gains on pension plan	—	—	—	0.9	—	0.9
Change in fair value of hedging instrument	—	—	—	(2.1)	—	(2.1)
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	1.5	—	1.5
Shares issued on earnout	1,323,558	—	8.6	—	—	8.6
Stock-based compensation expense	—	—	1.7	—	—	1.7
Net loss	—	—	—	—	(5.0)	(5.0)
Balance at March 31, 2019	22,193,955	$—	$340.2	$55.7	$(409.2)	$(13.3)
Foreign currency translation adjustments	—	—	—	0.7	—	0.7
Actuarial losses on pension plan	—	—	—	(2.0)	—	(2.0)
Change in fair value of hedging instrument	—	—	—	2.4	—	2.4
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(2.6)	—	(2.6)
Conversion of awards previously classified as derivatives	—	—	0.8	—	—	0.8
Stock-based compensation expense	—	—	2.1	—	—	2.1
Net loss	—	—	—	—	(10.7)	(10.7)
Balance at June 30, 2019	22,193,955	$—	$343.1	$54.2	$(419.9)	$(22.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(CONTINUED)

FOR THE PERIOD OCTOBER 1, 2017 TO JUNE 30, 2018

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	(deficit)

Balance at October 1, 2017	20,402,602	$—	$323.5	$53.1	$(378.9)	$(2.3)
Foreign currency translation adjustments	—	—	—	0.1	—	0.1
Actuarial losses on pension plan	—	—	—	(2.0)	—	(2.0)
Shares issued on exercise of warrants	50	—	—	—	—	—
Shares issued upon cashless exercise of RSUs	445,723	—	(1.1)	—	—	(1.1)
Stock-based compensation expense	—	—	0.8	—	—	0.8
Reclassification of RSUs to derivative liability due to modification	—	—	(1.5)	—	—	(1.5)
Net loss	—	—	—	—	(4.2)	(4.2)
Balance as of December 31, 2017	20,848,375	$—	$321.7	$51.2	$(383.1)	$(10.2)
Foreign currency translation adjustments	—	—	—	0.3	—	0.3
Actuarial gains on pension plan	—	—	—	1.3	—	1.3
Shares issued upon cashless exercise of RSUs	12,216	—	—	—	—	—
Stock-based compensation expense	—	—	1.0	—	—	1.0
Reclassification of RSUs from derivative liability due to stockholder approval of equity plan	—	—	2.8	—	—	2.8
Net loss	—	—	—	—	(0.5)	(0.5)
Balance as of March 31, 2018	20,860,591	—	325.5	52.8	(383.6)	(5.3)
Foreign currency translation adjustments	—	—	—	(0.2)	—	(0.2)
Actuarial gains on pension plan	—	—	—	3.0	—	3.0
Stock-based compensation expense	—	—	1.5	—	—	1.5
Net loss	—	—	—	—	(4.0)	(4.0)
Balance as of June 30, 2018	20,860,591	$—	$327.0	$55.6	$(387.6)	$(5.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(15.7)	$(4.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18.8	21.7
Stock-based compensation expense	4.4	2.7
Change in fair value of derivative liability	0.1	(1.5)
Change in fair value of earnout liability	2.3	(3.1)
Foreign currency translation on senior bank debt	0.3	—
Foreign currency translation on cross currency swaps	(0.6)	—
Non-cash interest expense relating to senior debt	0.9	3.9
Changes in assets and liabilities:
Accounts receivable	0.8	(5.5)
Inventory	(0.5)	(2.1)
Prepaid expenses and other assets	4.5	2.8
Corporate tax and other current taxes payable	(0.5)	(0.8)
Accounts payable	4.4	3.8
Other current liabilities	—	—
Deferred revenues and customer prepayment	(2.1)	3.9
Accrued expenses	2.4	(0.7)
Other long-term liabilities	0.2	(2.7)
Net cash provided by operating activities	19.7	17.9

Cash flows from investing activities:
Purchases of property and equipment	(2.0)	(12.0)
Purchases of capital software	(7.8)	(9.3)
Net cash used in investing activities	(9.8)	(21.3)

Cash flows from financing activities:
Repayments of capital leases	(0.3)	(0.3)
Proceeds from issuance of revolver and long-term debt	9.3	3.2
Net cash provided by financing activities	9.0	2.9

Effect of exchange rate changes on cash	(1.2)	(0.3)
Net increase in cash	17.7	(0.8)
Cash, beginning of period	16.0	11.0
Cash, end of period	$33.7	$10.2

Supplemental cash flow disclosures
Cash paid during the period for interest	$8.2	$6.2
Cash paid during the period for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital reclassified from derivative liability	$0.8	$2.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Management Liquidity Plans

As of June 30, 2019, the Company’s cash on hand was $33.7 million and the Company had working capital of $11.3 million. As of June 30, 2019, $2.9 million of our cash on hand had arisen from our operations in Greece and was being held in local accounts. In the ordinary course of business, we seek, from time to time, to transfer funds earned in Greece to our accounts outside of Greece. However, Greece imposes capital controls that can delay or prevent the flow of capital out of the country. The Company recorded net losses of $10.7 million and $4.0 million for the six months ended June 30, 2019 and 2018, respectively. The net losses arose principally from non-cash items, including stock-based compensation and the change in the value of the earnout liability, and, in the 2018 period, from payment-in-kind interest on the previous senior debt that is no longer a liability. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Working capital of $11.3 million includes a non-cash settled item of $10.2 million of deferred income. Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through August 2020.

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

On September 24, 2018, the Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31 commencing with the year ending December 31, 2019. As such, our last completed fiscal year ended on September 30, 2018, the three-month period from October 1, 2018 to December 31, 2018 was a transitional period and the six-month period from January 1, 2019 to June 30, 2019 is the first half of fiscal 2019.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the periods ended September 30, 2018 and 2017. The financial information as of September 30, 2018 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K filed with the SEC on December 10, 2018. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

JUNE 30, 2019

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

JUNE 30, 2019

(Unaudited)

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

JUNE 30, 2019

(Unaudited)

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

Disaggregation of revenue

Information on disaggregation of revenue is included in Note 25 “Segment Reporting and Geographic Information.”

2.	Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2019	September 30, 2018
	(in millions)
Trade receivables	$13.1	$17.8
Less: long-term receivable recorded in other assets	(1.8)	(2.2)
Other receivables	0.1	0.1
Allowance for doubtful accounts	(0.7)	(1.4)
Total accounts receivable, net	$10.7	$14.3

3.	Inventory

Inventory consists of the following:

	June 30, 2019	September 30, 2018
	(in millions)
Component parts	$3.7	$3.6
Finished goods	1.9	1.6
Total inventories	$5.6	$5.2

Component parts include parts for gaming terminals. Included in component parts are reserves for excess and slow-moving inventory of $0.2 million and $0.5 million as of June 30, 2019 and September 30, 2018, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

4.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	June 30, 2019	September 30, 2018
	(in millions)
Prepaid expenses and other assets	$4.6	$5.0
Unbilled accounts receivable	7.2	10.8
Total prepaid expenses and other assets	$11.8	$15.8

5.	Property and Equipment, net

	June 30, 2019	September 30, 2018
	(in millions)
Short-term leasehold property	$0.3	$0.4
Video lottery terminals	116.7	121.7
Construction in progress	0.3	—
Computer equipment	8.6	8.7
Plant and machinery	1.9	2.5
	127.8	133.3
Less: accumulated depreciation and amortization	(96.2)	(87.6)
	$31.6	$45.7

Depreciation and amortization expense amounted to $4.4 million and $5.4 million for the three months ended June 30, 2019 and 2018, respectively, and $9.2 million and $10.7 million for the six months ended June 30, 2019 and 2018, respectively.

6.	Software Development Costs, net

Software development costs, net consisted of the following:

	June 30, 2019	September 30, 2018
	(in millions)
Software development costs	$109.3	$100.9
Less: accumulated amortization	(71.2)	(60.9)
	$38.1	$40.0

During the three months ended June 30, 2019 and 2018, the Company capitalized $3.7 million and $4.4 million of software development costs, respectively. During the six months ended June 30, 2019 and 2018, the Company capitalized $7.4 million and $8.8 million of software development costs, respectively. Amounts in the above table include $1.0 million and $1.3 million of internal use software at June 30, 2019 and September 30, 2018, respectively.

The total amount of software costs amortized was $3.9 million and $4.4 million for the three months ended June 30, 2019 and 2018, respectively, and $8.0 million and $9.0 million for the six months ended June 30, 2019 and 2018, respectively. Software costs written down to net realizable value amounted to $0.0 million for the three months ended June 30, 2019 and 2018, respectively, and $0.0 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. The weighted average amortization period was 3.1 years for the three and six months ended June 30, 2019 and 3.2 years for the three and six months ended June 30, 2018.

The estimated software amortization expense for the years ending December 31 are as follows:

Year ending December 31, (in millions)
2019 (six months)	$7.7
2020	14.1
2021	9.2
2022	4.4
2023	2.0
Thereafter	0.7
Total	$38.1

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

7.	Intangible Assets and Goodwill

The following tables present certain information regarding our intangible assets. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives of ten years with no estimated residual values, which materially approximates the expected pattern of use.

	June 30, 2019	September 30, 2018
	(in millions)
Trademarks	$17.2	$17.6
Customer relationships	14.7	15.1
	31.9	32.7
Less: accumulated amortization	(28.7)	(27.0)
	$3.2	$5.7

Aggregate intangible asset amortization expense amounted to $0.8 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively, and $1.6 million and $1.7 million for the six months ended June 30, 2019 and 2018, respectively.

The estimated intangible asset amortization expense for the years ending December 31 are as follows:

Year ending December 31, (in millions)
2019 (six months)	$1.6
2020	1.6
Total	$3.2

Goodwill

The difference in the carrying amount of goodwill at June 30, 2019 and September 30, 2018 (amounting to $1.1 million), as reported in the accompanying unaudited interim condensed consolidated balance sheets, is attributable to foreign currency translation adjustments.

8.	Other Assets

Other assets consist of the following:

	June 30, 2019	September 30, 2018
	(in millions)
Pension surplus	$2.7	$5.3
Long term receivables	1.8	2.2
Long term prepaid expenses and other assets	3.3	4.6
	$7.8	$12.1

9.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2019	September 30, 2018
	(in millions)
Direct costs of sales	$3.3	$4.4
Payroll and related costs	4.3	3.1
Accrued corporate cost expenses	0.8	3.2
Asset retirement obligations	1.0	0.5
Contract termination costs	0.2	—
Interest payable - cash	0.1	0.1
Other creditors	5.1	3.0
	$14.8	$14.3

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

10.	Contract Liabilities and Other Disclosures

The following table summarizes the changes in contract liabilities:

Deferred Income
(in millions)
Balance at October 1, 2018	$(33.1)
Revenue recognized	9.5
Revenue deferred	(5.6)
Foreign currency translation adjustments	0.6
Balance at June 30, 2019	$(28.6)

Deferred Income
(in millions)
Balance at October 1, 2017	$(27.3)
Revenue recognized	10.6
Revenue deferred	(16.9)
Foreign currency translation adjustments	0.5
Balance at September 30, 2018	$(33.1)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $7.3 million and $7.7 million for the six months ended June 30, 2019 and the year ended September 30, 2018, respectively.

The following table summarizes contract related balances (other than deferred income disclosed above):

	Accounts Receivable	Unbilled Accounts Receivable	Customer Prepayments and Deposits
	(in millions)
At October 1, 2018	$17.8	$10.8	$(3.7)
At June 30, 2019	13.1	7.2	(5.1)

	Accounts Receivable	Unbilled Accounts Receivable	Customer Prepayments and Deposits
	(in millions)
At October 1, 2017	$25.5	$9.5	$(4.3)
At September 30, 2018	17.8	10.8	(3.7)

11.	Other Liabilities

Other liabilities consist of the following:

	June 30, 2019	September 30, 2018
	(in millions)
Customer prepayments and deposits	$5.1	$3.7
Fair value of hedging instrument	0.5	0.2
Total other liabilities, current	5.6	3.9
Other payables, net of current portion	—	0.5
Asset retirement obligations	0.3	0.4
Senior debt exit premium	4.2	4.2
Total other liabilities, long-term	4.5	5.1
	$10.1	$9.0

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

12.	Long Term and Other Debt

2018 Refinancing

On August 13, 2018, the Company and certain of its subsidiaries entered into a series of transactions that effected the refinancing of the external borrowings of the Company and its subsidiaries, replacing our senior term and revolving facilities with senior notes of $140.0 million and a revolving credit facility of £7.5 million. The senior notes, which were issued under a Note Purchase Agreement and Guaranty (the “Note Purchase Agreement”), have a 5-year duration and carry a cash interest rate of 9% plus 3-month LIBOR, and the revolving credit facility has a 3-year duration and carries a cash interest rate on any utilization at 4% plus 3-month LIBOR, with any unutilized amount carrying a 1.4% cash interest cost. In connection with the refinancing, the Company also entered into a 3-year, fixed-rate, cross-currency swap (see Note 13). For additional information regarding the 2018 refinancing and related agreements, see Note 12 in our 2018 10-K.

During the six months ended June 30, 2019, the Company borrowed the full amount available under the revolving credit facility, for an aggregate amount outstanding of $9.3 million at June 30, 2019, which is included in current portion of long-term debt in the accompanying condensed balance sheet.

Outstanding Debt and Capital Leases

The following reflects outstanding debt and capital leases as of the dates indicated below:

	Principal	Unamortized deferred financing charge	Book value, June 30, 2019
	(in millions)
Senior bank debt	$149.3	$(7.6)	$141.7
Capital leases and hire purchase contract	0.2	—	0.2
Total long-term debt outstanding	149.5	(7.6)	141.9
Less: current portion of long-term debt	(9.5)	—	(9.5)
Long-term debt, excluding current portion	$140.0	$(7.6)	$132.4

	Principal	Unamortized deferred financing charge	Book value, September 30, 2018
	(in millions)
Senior bank debt	$140.0	$(8.7)	$131.3
Capital leases and hire purchase contract	0.5	—	0.5
Total long-term debt outstanding	140.5	(8.7)	$131.8
Less: current portion of long-term debt	(0.5)	—	(0.5)
Long-term debt, excluding current portion	$140.0	$(8.7)	$131.3

The Company is in compliance with all relevant financial covenants and the long term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt as of June 30, 2019 matures as follows:

Fiscal period:	Senior bank debt	Capital leases and hire purchase contract	Total
	(in millions)
2019	$9.3	$0.2	$9.5
2020	—	—	—
2021	—	—	—
2022	—	—	—
2023	140.0	—	140.0
Total	$149.3	$0.2	$149.5

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

13.	Derivatives and Hedging Activities

In connection with the 2018 refinancing (see Note 12), the Company entered into a 3-year, fixed-rate, cross-currency swap with Nomura Global Financial Products Inc. which swaps the principal and interest payments that will be payable in USD under the Note Purchase Agreement to Euros (“EUR”), in part, and GBP, in part. Specifically, with respect to the principal payments 1/3 of the payments will be swapped from USD to EUR and 2/3 of the payments from USD to GBP. Additionally, with respect to the interest payments 1/3 will be swapped from USD to GBP and 2/3 from USD to EUR. The swap provides for a foreign exchange rate of $1.13935 USD per €1 EUR and $1.27565 USD per £1 GBP.

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

For derivatives designated and that qualify as cash flow hedges of both interest rate risk and foreign exchange risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified in the periods during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. The Company estimates that during the year ended December 31, 2019, $1.5 million will be reclassified as a reduction to interest expense.

As of June 30, 2019 and September 30, 2018, the Company had the following outstanding derivatives designated as cash flow hedges that were used to hedge both interest rate risk and foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Pay Fixed Notional		Receive Floating Notional
		(in millions)
Cross currency interest rate swaps	1	GBP	36.6	USD	46.7

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

As of June 30, 2019 and September 30, 2018, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Foreign Currency Derivative	Number of Instruments	Pay Fixed Notional		Receive Floating Notional
		(in millions)		(in millions)
Cross currency interest rate swaps	1	EUR	81.9	USD	93.3

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of June 30, 2019.

	Balance Sheet Classification	Asset Derivatives Fair Value	Balance Sheet Classification	Liability Derivatives Fair Value
		(in millions)		(in millions)
Derivatives designated as hedging instruments:
Interest Rate and Foreign Exchange Products	Fair Value of Hedging Instruments	$0.5	Derivative Liability	$(0.8)
Total derivatives designated as hedging instruments		$0.5		$(0.8)
Derivatives not designated as hedging instruments:
Interest Rate and Foreign Exchange Products	Fair Value of Hedging Instruments	$—	Derivative Liability	$(3.8)
Total derivatives not designated as hedging instruments		$—		$(3.8)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of September 30, 2018.

	Balance Sheet Classification	Asset Derivatives Fair Value	Balance Sheet Classification	Liability Derivatives Fair Value
		(in millions)		(in millions)
Derivatives designated as hedging instruments:
Interest Rate and Foreign Exchange Products	Fair Value of Hedging Instruments	$0.8	Derivative Liability	$(3.4)
Total derivatives designated as hedging instruments		$0.8		$(3.4)
Derivatives not designated as hedging instruments:
Interest Rate and Foreign Exchange Products	Fair Value of Hedging Instruments	$—	Derivative Liability	$(4.4)
Total derivatives not designated as hedging instruments		$—		$(4.4)

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income as of June 30, 2019.

	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income
	(in millions)		(in millions)
Interest Rate and Foreign Exchange Products	$0.3	Interest Expense	$0.9
		Foreign Currency Remeasurement	0.2
Total	$0.3		$1.1

There were no effects of fair value and cash flow hedge accounting on accumulated other comprehensive income as of June 30, 2018.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements as of June 30, 2019.

	Interest Expense	Foreign Currency Remeasurement
	(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$8.5	$(0.3)

Gain/(loss) on cash flow hedging relationships in Subtopic 815-20	$0.9	$0.2

There were no effects of the Company’s derivative financial instruments on the consolidated income statements as of June 30, 2018.

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments in the consolidated income statement as of June 30, 2019.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Income Recognized in Income on Derivative	Amount of Income Recognized in Income on Derivative
		(in millions)
Interest Rate and Foreign Exchange Products	Change in fair value of derivative liability	$(0.1)

There were no effects of the Company’s derivative financial instruments that are not designated as hedging instruments in the consolidated income statement as of June 30, 2018.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2019 and September 30, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

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

Offsetting of Derivative Assets

June 30, 2019

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in millions)
Fair value of hedging instrument	$0.5	$—	$0.5	$—	$—	$—

Offsetting of Derivative Liabilities
June 30, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in millions)
Fair value of hedging instrument	$4.6	$—	$4.6	$—	$—	$—

Offsetting of Derivative Assets
September 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in millions)
Fair value of hedging instrument	$0.8	$—	$0.8	$—	$—	$—

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Offsetting of Derivative Liabilities
September 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in millions)
Fair value of hedging instrument	$7.8	$—	$7.8	$—	$—	$—

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

As of June 30, 2019 and September 30, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to the ISDA Agreements was ($4.1) and ($7.0), respectively. As of June 30, 2019, the Company has not posted any collateral related to the ISDA Agreement, as no collateral is required under the terms of such ISDA Agreement. If the Company had breached any of the provision under the ISDA Agreement which resulted in an acceleration of the ISDA Agreement at June 30, 2019, it could have been required to settle its obligations under the ISDA Agreement at its termination value of $5.6.

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

JUNE 30, 2019

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

		June 30,	September 30,
	Level	2019	2018
		(in millions)
Earnout liability (see Note 15)	3	$—	$8.0
Derivative liability (see Notes 13 and 16)	2	$4.0	$7.8
Long term receivable (included in other assets)	2	$1.8	$2.2

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

At June 30, 2019 and September 30, 2018, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

15.	Earnout Liability

An earnout payment of up to 2,500,000 shares of the Company’s common stock, subject to certain customary anti-dilution adjustments (the “Earnout Consideration”), was payable pursuant to the Sale Agreement to the previous owners of Inspired based on the financial performance of the Company’s businesses in six specific countries, China, Colombia, Greece, Norway, Spain and Ukraine (collectively, the “Earnout Jurisdictions”), as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the twelve months ended September 30, 2018 (the “Earnout Period”), with the maximum earnout payment of 2,500,000 shares issuable if such EBITDA results with respect to the Earnout Jurisdictions was equal to or greater than £15,000. Based on the EBITDA results for such fiscal year with respect to the Earnout Jurisdictions, the Company issued 1,323,558 shares of common stock as Earnout Consideration in March 2019, resulting in an aggregate amount of $8.6 million recorded upon the settlement of the earnout liability, with a corresponding credit to stockholders’ deficit.

The following table provides a reconciliation of the beginning and ending balances for the earnout liability measured using significant unobservable inputs (Level 3):

(in millions)
Balance – September 30, 2018	$8.0
Change in fair value of earnout liability	0.6
Settlement of earnout liability	(8.6)
Balance – June 30, 2019	$—

All movements in the balance during the six months ended June 30, 2019 were due to movements in the price of the Company’s common stock

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

16.	Derivative Liability

The Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”) was adopted by the Company’s Board of Directors in September 2018 subject to approval by the Company’s stockholders, which was obtained in May 2019. Initial awards covering an aggregate of 542,770 restricted stock units (“RSUs”) were approved under the 2018 Plan with respect to fiscal 2018 to members of management and other participants with a three-year vesting schedule (i.e., one-third vesting on each of December 31, 2019, 2020 and 2021). These awards, which were subject to cancellation in the event stockholders did not approve the 2018 Plan during 2019, were initially classified as a derivative liability due to the grant terms containing a commitment by the Company to make a liquidated damages payment to the participants in cash (with respect to the value of one-third of the award) in the event stockholders did not approve the 2018 Plan by the first scheduled vesting date. Such obligation was eliminated upon stockholder approval of the 2018 Plan being obtained, which resulted in the liability being reclassified to additional paid in capital at the fair value amount of $0.8 million.

See Note 13, “Derivatives and Hedging Activities,” for a discussion of the Company’s cross-currency swap.

17.	Stock-Based Compensation

The Company’s stock-based compensation plans authorize awards of RSUs, stock options and other equity-related awards. In May 2019, in conjunction with the Company’s stockholders approving the 2018 Plan, which authorizes a total of 2,550,000 shares to be issued pursuant to awards thereunder, the balances available for awards under the Company’s predecessor plans (i.e., the 2016 Long-Term Incentive Plan and the Second Long-Term Incentive Plan) (collectively, the “Prior Plans”) were terminated. Although outstanding awards under the Prior Plans remain governed by the terms of the Prior Plans, no new awards will be granted or become available for grant under the Prior Plans.

Awards granted under the 2018 Plan prior to stockholder approval being obtained in May 2019 consisted of: (1) the 542,770 RSUs approved for management and other participants with respect to fiscal 2018 as to which the contingent cash-settlement feature lapsed upon approval of the 2018 Plan by stockholders (see Note 16, “Derivative Liability”) and (2) 572,346 RSUs approved for management and other participants with respect to fiscal 2019 comprised of two components: (i) 50% represent performance-based target RSUs that require both attainment of Company performance criteria for 2019 and the participants remaining employed for a three-year service period; and (ii) 50% represent service-based RSUs that vest over a period of three years. In addition, an aggregate of 86,500 RSUs were awarded during the quarter ended June 30, 2019 (following approval of the 2018 Plan by stockholders) as new hire or special recognition grants.

As of June 30, 2019, there were (i) 2,489,197 shares subject to outstanding awards under the Prior Plans, including 1,092,633 shares subject to market-price vesting conditions, and (ii) 1,201,616 shares subject to outstanding awards under the 2018 Plan, including 286,181 shares subject to performance-based target awards as to which the number that ultimately may vest would range from 0% to 200% based on the performance level attained. As of June 30, 2019, there were 1,348,384 shares available for new awards under the 2018 Plan (or 1,062,203 shares if we reflect inclusion of performance-based awards at the maximum level of performance) and no shares available for new awards under the Prior Plans. All awards consist of RSUs and Restricted Stock.

The Company also has an employee stock purchase plan (“ESPP”) that authorizes the issuance of up to an aggregate of 500,000 shares of common stock pursuant to purchases thereunder by employees. The ESPP, which was approved by stockholders in July 2017, is administered by the Compensation Committee which has discretion to designate the length of offering periods and other terms subject to the requirements of the ESPP. The Company began a twelve-month offering period under the ESPP on June 3, 2019 that authorizes employees to contribute up to 10% of their base compensation to purchase a maximum of 1,000 shares. The shares will be purchased on the last day of the offering period at a discounted price that will equal to 85% of the lower of: (i) the closing price at the beginning of the offering period and (ii) the closing price at the end of the offering period. The Company estimates that approximately 10,000 shares will be purchased during this offering period. As of June 30, 2019, a total of 475,400 shares remain available for purchase under the ESPP.

A summary of the Company’s RSUs activity during the nine month period ended June 30, 2019 is as follows:

Number of Shares

Unvested Outstanding at September 30, 2018	2,272,261
Granted	721,522
Forfeited	(13,202)
Vested	(39,053)
Unvested Outstanding at June 30, 2019	2,941,528

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

In addition, during the nine months ended June 30, 2019, a total of 9,806 shares were issued and 1,059 shares withheld for taxes in connection with the net settlement of awards of RSUs.

Stock-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The Company recognized stock-based compensation expense for Restricted Stock and RSU’s amounting to $2.3 million and $1.5 for the three months ended June 30, 2019 and 2018, respectively, and $4.4 million and 2.7 million for the six months ended June 30, 2019 and 2018, respectively.

18.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at September 30, 2018	$(78.9)	$0.1	$20.3	$(58.5)
Change during the period	0.5	0.4	1.9	2.8
Balance at March 31, 2019	(78.4)	0.5	22.2	(55.7)
Change during the period	(0.7)	0.2	2.0	1.5
Balance at June 30, 2019	$(79.1)	$0.7	$24.2	$(54.2)

19.	Net Loss per Share

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three and Six Months Ended June 30,
	2019	2018
Earnout Shares	—	2,500,000
RSUs	3,066,697	1,759,164
Unvested Restricted Stock	624,116	624,116
Stock Warrants	9,539,565	9,539,615
	13,230,328	14,422,895

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

20.	Other Finance Income (Costs)

Other finance income (costs) consisted of the following for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Pension interest cost	$(0.7)	$(0.7)	$(1.4)	$(1.5)
Expected return on pension plan assets	0.9	0.9	1.8	1.9
Foreign currency translation on senior bank debt	(3.2)	—	(0.3)	—
Foreign currency remeasurement on hedging instrument	2.1	—	0.2	—
	$(0.9)	$0.2	$0.3	$0.4

21.	Income Taxes

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

The effective income tax rate for the three months ended June 30, 2019 and 2018 was 0.9% and 1.0%, respectively, resulting in a $0.1 million and $0.0 million income tax expense, respectively. The effective income tax rate for the six months ended June 30, 2019 and 2018 was 0.0% and 2.8%, respectively, resulting in a $0.0 million and $0.1 million income tax (expense)/benefit, respectively. The income tax benefit for the three and six months ended June 30, 2019 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in the valuation allowance for deferred taxes and the net losses generated by the Company’s non-US foreign subsidiaries. The income tax expense for the three and six months ended June 30, 2018 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the impact of the U.S. statutory tax rate change on deferred tax assets and liabilities, the changes in the valuation allowance for deferred taxes and the net losses generated by the Company’s non-US foreign subsidiaries.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management determined that it is more likely than not that the Company will not realize the deferred income tax asset balances and therefore, recorded a full valuation allowance of $59.0 million as of June 30, 2019.

The utilization of the Company’s pre-Merger net operating losses is subject to a limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions.

22.	Related Parties

HG Vora Special Opportunities Master Fund, Ltd. (“HGV Fund”), which purchased promissory notes issued in connection with the 2018 refinancing of our debt facilities (see Note 12), owns approximately 16.5% of our common stock and warrants to purchase additional shares. HGV Fund is also a stockholder and investor in Leisure Acquisition Corp., a special purpose acquisition company affiliated with two members of our management. Interest expense paid to HGV Fund with respect to the promissory notes for the three and six months ended June 30, 2019 amounted to $4.1 million and $8.2 million, respectively.

We occupy office space leased by a company affiliated with our Executive Chairman, Hydra Management LLC, and incur amounts monthly in maintenance expenses primarily for the lease of the office. Expenditure amounted to less than $100,000 during the three and six months ended June 30, 2019 and 2018, respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

Acquisitions

On June 11, 2019, the Company entered into an agreement to acquire Novomatic UK’s Gaming Technology Group. The acquisition is subject to the approvals of regulatory authorities and other customary closing conditions. The cost of the acquisition, excluding fees, is the Euro equivalent of $120 million. The Company anticipates financing the transaction by refinancing all existing indebtedness and entering into an agreement for a new £220 million loan (made up of £ and Euro components) and a £20 million revolver facility.

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

The total amount of employer contributions paid during the six months ended June 30, 2019 amounted to $0.2 million.

For the six months ended June 30, 2019 and 2018, the components of total periodic benefit costs were as follows:

	Six Months Ended
	June 30,
	2019	2018
	(in millions)
Components of net periodic benefit:

Interest cost	$1.4	$1.5
Expected return on plan assets	(1.8)	(1.9)
Net periodic benefit	$(0.4)	$(0.4)

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

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), total assets and total capital expenditures for the periods ended June 30, 2019 and 2018, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions.

As a result of improved processes that have allowed us to more accurately allocate costs between reporting segments, we have reclassified the previously reported segment allocation of selling, general and administrative expenses and stock-based compensation expense for the three and six months ended June 30, 2018.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Segment Information

Three Months Ended June 30, 2019

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
	(in millions)
Revenue:
Service	$16.4	$9.2	$—	$25.6
Hardware	1.1	—	—	1.1
Total revenue	17.5	9.2	—	26.7
Cost of sales, excluding depreciation and amortization:
Cost of service	(4.4)	(0.9)	—	(5.3)
Cost of hardware	(1.0)	—	—	(1.0)
Selling, general and administrative expenses	(6.0)	(2.1)	(4.7)	(12.8)
Stock-based compensation expense	(0.5)	(0.3)	(1.5)	(2.3)
Acquisition related transaction expenses	—	—	(0.7)	(0.7)
Depreciation and amortization	(7.2)	(1.4)	(0.5)	(9.1)
Segment operating income (loss)	(1.6)	4.5	(7.4)	(4.5)

Net operating loss				$(4.5)

Total assets at June 30, 2019	$81.0	$64.9	$41.8	$187.7

Total goodwill at June 30, 2019	$—	$44.7	$—	$44.7
Total capital expenditures for the three months ended June 30, 2019	$2.1	$1.6	$0.5	$4.2

Three Months Ended June 30, 2018

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
	(in millions)
Revenue:
Service	$24.5	$10.0	$—	$34.5
Hardware	2.4	—	—	2.4
Total revenue	26.9	10.0	—	36.9
Cost of sales, excluding depreciation and amortization:
Cost of service	(4.6)	(1.3)	—	(5.9)
Cost of hardware	(2.1)	—	—	(2.1)
Selling, general and administrative expenses	(8.5)	(2.4)	(4.3)	(15.2)
Stock-based compensation expense	(0.3)	(0.2)	(1.0)	(1.5)
Depreciation and amortization	(8.8)	(1.5)	(0.3)	(10.6)
Segment operating income (loss)	2.6	4.6	(5.6)	1.6

Net operating loss				$1.6

Total assets at September 30, 2018	$103.4	$69.5	$35.0	$207.9

Total goodwill at September 30, 2018	$—	$45.8	$—	$45.8
Total capital expenditures for the three months ended June 30, 2018	$11.9	$2.2	$—	$14.1

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Six Months Ended June 30, 2019

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
	(in millions)
Revenue:
Service	$37.2	$19.2	$—	$56.4
Hardware	4.0	—	—	4.0
Total revenue	41.2	19.2	—	60.4
Cost of sales, excluding depreciation and amortization:
Cost of service	(8.8)	(1.9)	—	(10.7)
Cost of hardware	(2.6)	—	—	(2.6)
Selling, general and administrative expenses	(12.6)	(4.3)	(10.6)	(27.5)
Stock-based compensation expense	(0.9)	(0.6)	(2.9)	(4.4)
Acquisition related transaction expenses	—	—	(1.6)	(1.6)
Depreciation and amortization	(14.9)	(2.9)	(1.0)	(18.8)
Segment operating income (loss)	1.4	9.5	(16.1)	(5.2)

Net operating loss				$(5.2)

Total capital expenditures for the six months ended June 30, 2019	$5.0	$3.0	$0.7	$8.7

Six Months Ended June 30, 2018

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
	(in millions)
Revenue:
Service	$48.1	$19.7	$—	$67.8
Hardware	6.6	—	—	6.6
Total revenue	54.7	19.7	—	74.4
Cost of sales, excluding depreciation and amortization:
Cost of service	(9.3)	(2.6)	—	(11.9)
Cost of hardware	(6.2)	—	—	(6.2)
Selling, general and administrative expenses	(16.7)	(5.3)	(8.9)	(30.9)
Stock-based compensation expense	(0.6)	(0.5)	(1.6)	(2.7)
Acquisition related transaction expenses	—	—	(0.2)	(0.2)
Depreciation and amortization	(17.5)	(3.6)	(0.6)	(21.7)
Segment operating income (loss)	4.4	7.7	(11.3)	0.8

Net operating loss				$0.8

Total capital expenditures for the six months ended June 30, 2018	$20.7	$3.7	$0.1	$24.5

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Total revenue
UK	$15.5	$22.6	$37.7	$47.2
Greece	4.8	7.6	9.6	13.1
Italy	4.2	4.2	8.4	9.0
Rest of world	2.2	2.5	4.7	5.1
Total	$26.7	$36.9	$60.4	$74.4

Geographic information of our non-current assets excluding goodwill is set forth below:

	June 30, 2019	September 30, 2018
	(in millions)
Total non-current assets excluding goodwill
UK	$45.1	$60.0
Greece	28.4	36.2
Italy	2.1	3.4
Rest of world	5.1	3.9
Total	$80.7	$103.5

Software development costs are included as attributable to the market in which they are utilized.

26.	Customer Concentration

During the three months ended June 30, 2019, three customers represented at least 10% of revenues, accounting for 19%, 16% and 10% of the Company’s revenues. During the three months ended June 30, 2018, three customers represented at least 10% of revenues, accounting for 23%, 21% and 11% of the Company’s revenues. All these customers were served by both the Server Based Gaming and Virtual Sports segments.

During the six months ended June 30, 2019, three customers represented at least 10% of revenues, accounting for 21%, 15% and 11% of the Company’s revenues. During the six months ended June 30, 2018, three customers represented at least 10% of revenues, accounting for 23%, 17% and 15% of the Company’s revenues. All these customers were served by both the Server Based Gaming and Virtual Sports segments.

At June 30, 2019, two customers represented at least 10% of accounts receivable, accounting for 17% and 12% of the Company’s accounts receivable. At September 30, 2018, three customers represented at least 10% of accounts receivable, accounting for 15%, 13% and 12% of the Company’s accounts receivable.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual future results could differ materially from the historical results discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included herein and in our annual report on Form 10-K.

Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business, and the timing and ability for us to complete currently contemplated or future acquisitions. Specifically, forward-looking statements may include statements relating to:

●	the future financial performance of the Company;

●	the market for the Company’s products and services;

●	expansion plans and opportunities, including currently contemplated or future acquisitions or additional business combinations; and

●	other statements preceded by, followed by or that include words such as “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “proposed”, “scheduled”, “seek”, “should”, “target”, “would” or similar expressions, among others.

These forward-looking statements are based on information available as of the date hereof, and current expectations, forecasts and assumptions that involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause our actual results or performance to differ include:

●	our ability to compete effectively in our industries;

●	the effect of evolving technology on our business;

●	our ability to renew long-term contracts and retain customers, and secure new contracts and customers;

●	our ability to maintain relationships with suppliers;

●	our ability to protect our intellectual property;

●	government regulation of our industries;

●	income trends with respect to B2/B3 gaming machines in the United Kingdom (“UK”) following a substantial reduction of maximum permitted bets, which came into effect on April 1, 2019;

●	our ability to successfully grow by acquisition as well as organically;

●	our ability to attract and retain key members of our management team;

●	our need for working capital;

●	our ability to secure capital for growth and expansion;

●	changing consumer, technology and other trends in our industries;

●	our ability to successfully operate across multiple jurisdictions and markets around the world;

●	changes in local, regional and global economic and political conditions;

●	our ability to effectively integrate the operations of businesses we acquire, and to grow and expand such operations; and

●	other factors.

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

Our key strategic priorities are to:

●	Extend our strong positions in each of Virtual Sports, Interactive and SBG by developing new omni-channel products;

●	Continue to invest in games and technology in order to grow our existing customers revenues;

●	Add new customers by expanding into underpenetrated markets and newly-regulated jurisdictions; and

●	Pursue targeted mergers and acquisitions to expand our product portfolio and distribution footprint.

Our most recent fiscal year ended on September 30, 2018. On September 24, 2018, our Board of Directors determined, in accordance with our bylaws and the recommendation of the Audit Committee of our Board of Directors, to change our financial year, so that it begins on January 1 and ends on December 31 of each year, commencing on January 1, 2019. Accordingly, this Form 10-Q, covers the second quarter of our financial year, being the period from April 1, 2019 to June 30, 2019 and covers the first half of our financial year, being the period from January 1, 2019 to June 30, 2019. Comparatives are shown for the same 2018 periods.

Business Segments

We report our operations in two business segments, SBG and Virtual Sports (which includes Interactive, an operating segment which does not exceed the quantitative thresholds in Accounting Standards Committee “ASC” 280-10-50-12), representing our different products and services. We evaluate our business performance, resource allocation and capital spending on an operating segment level, where possible. We use our operating results and identified assets of each of our operating segments in order to make prospective operating decisions. Although our revenue and cost of sales (excluding depreciation and amortization) are reported exclusively by segment, we do include unallocated items in our consolidated financial statements for certain expenses including depreciation and amortization as well as selling, general and administrative expenses. Unallocated balance sheet line items include items that are a shared resource and therefore not allocated between operating segments.

In this report, we have changed how certain selling, general and administrative expenses are split between segments, reducing the allocation of costs within “Corporate Functions”, which management believes provides a more informed allocation. As such, we have restated the segment splits for the comparative prior periods in line with the revised allocations, to give a clear comparison with the current period. Commentary within this section refers to changes from the restated segment numbers.

Our SBG business segment designs, develops, markets and distributes a broad portfolio of games through our digital network architecture. Our SBG customers include UK licensed betting offices (“LBOs”), casinos, gaming hall operators, bingo operators and regulated operators of lotteries, as well as government-affiliated operators.

Our Virtual Sports business segment designs, develops, markets and distributes ultra-high-definition games that create an always-on sports wagering experience. Our Virtual Sports customers include virtual sports retail and digital operators, including regulated betting operators, lotteries, casinos, online operators and other gaming and lottery operators in the UK, continental Europe, Africa, Asia and North America. Our Interactive business segment (reported as part of Virtual Sports) comprises the offering of our SBG and Virtual Sports content via our remote gaming servers.

Revenue

We generate revenue in two principal ways: on a participation basis and through product sales and software license fees. Participation revenue include a right to receive a share of revenue generated from (i) our Virtual Sports products placed with operators; (ii) our SBG terminals placed in gaming and lottery venues; (iii) licensing our game content and intellectual property to third parties; and (iv) our games on third-party online gaming platforms that are interoperable with our game servers.

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

Geographic Range

Geographically, more than half of our revenue is derived from, and more than half of our non-current assets are attributed to, our UK operations, with the remainder of our revenue derived from, and non-current assets attributed to, Italy, Greece and the rest of the world.

For the three months ended June 30, 2019, we earned approximately 57.8% of our revenue in the UK, 18.1% in Greece, 15.7% in Italy and the remaining 8.4% across the rest of the world. During the three months ended June 30, 2018, we earned approximately 61.1%, 20.8%, 11.6% and 6.5% of our revenue in those regions, respectively.

For the six months ended June 30, 2019, we earned approximately 62.3% of our revenue in the UK, 16.0% in Greece, 14.0% in Italy and the remaining 7.7% across the rest of the world. During the six months ended June 30, 2018, we earned approximately 63.4%, 17.7%, 12.1% and 6.8% of our revenue in those regions, respectively.

Foreign Exchange

Our results are affected by changes in foreign currency exchange rates as a result of the translation of foreign functional currencies into our reporting currency and the re-measurement of foreign currency transactions and balances. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. The largest geographic region in which we operate is the UK and the British pound (“GBP”) is considered to be our functional currency. Our reporting currency is the U.S. dollar (“USD”). Our results are translated from our functional currency of GBP into the reporting currency of USD using average rates for profit and loss transactions and applicable spot rates for period-end balances. The effect of translating our functional currency into our reporting currency, as well as translating the results of foreign subsidiaries that have a different functional currency into our functional currency, is reported separately in Accumulated Other Comprehensive Income.

During the three months ended June 30, 2019, we derived approximately 42.2% of our revenue from sales to customers outside the UK, compared to 38.9% during the three months ended June 30, 2018.

During the six months ended June 30, 2019, we derived approximately 37.7% of our revenue from sales to customers outside the UK, compared to 36.6% during the six months ended June 30, 2018.

In the section “Results of Operations” below, currency impacts shown have been calculated as the current-period average GBP:USD rate less the equivalent average rate in the prior period, multiplied by the current period amount in our functional currency (GBP). The remaining difference, referred to as functional currency at constant rate, is calculated as the difference in our functional currency, multiplied by the prior-period average GBP:USD rate. This is not a U.S. GAAP measure, but is one which management believes gives a clearer indication of results. In the tables below, variances in particular line items from period to period exclude currency translation movements, and currency translation impacts are shown independently.

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

Results of Operations

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three-month period ended June 30, 2019, compared to the same period in 2018;

●	a discussion and analysis of the results of operations of our SBG and Virtual Sports business segments for the three-month period ended June 30, 2019, compared to the same period in 2018, including Key Performance Indicator (“KPI”) analysis;

●	a discussion and analysis of the Company’s results of operations for the six-month period ended June 30, 2019, compared to the same period in 2018; and

●	a discussion and analysis of the results of operations of our SBG and Virtual Sports business segments for the six-month period ended June 30, 2019, compared to the same period in 2018, including KPI analysis.

The three-month financial periods presented consist of a 91-day period for each of 2019 and 2018. Each of the foregoing periods is herein referred to as a “three-month period”. The six-month financial periods presented consist of a 181-day period for each of 2019 and 2018. Each of the foregoing periods is herein referred to as a “six-month period.”

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). In the three-month periods ended June 30, 2019 and 2018, the average GBP:USD rates were 1.29 and 1.36, respectively. In the six-month periods ended June 30, 2019 and 2018, the average GBP:USD rates were 1.30 and 1.38, respectively.

In the discussion and analysis below, certain data may vary from the amounts presented in our consolidated financial statements due to rounding.

Three Months ended June 30, 2019 compared to Three Months ended June 30, 2018

	For the Three-Month Period ended				Variance
	Unaudited	Unaudited			Functional
	Jun 30,	Jun 30,	Variance		Currency at	Functional	Currency
(In millions)	2019	2018	2019 vs 2018		Constant rate	Currency	Movement

Revenue:
Service	$25.6	$34.5	$(8.9)	(25.8)%	$(7.4)	(21.5)%	$(1.5)
Hardware	1.1	2.4	(1.3)	(54.8)%	(1.3)	(53.2)%	(0.0)
Total revenue	26.7	36.9	(10.2)	(27.6)%	(8.7)	(23.6)%	(1.5)
Cost of sales, excluding depreciation and amortization:
Cost of service	(5.3)	(5.9)	0.5	(9.2)%	0.2	(4.1)%	0.3
Cost of hardware	(1.0)	(2.1)	1.1	(52.1)%	1.0	(49.6)%	0.1
Selling, general and administrative expenses	(12.8)	(15.2)	2.5	(16.3)%	1.7	(11.5)%	0.7
Stock-based compensation	(2.3)	(1.5)	(0.8)	55.7%	(1.0)	64.8%	0.1
Acquisition related transaction expenses	(0.7)	(0.0)	(0.7)	5189.6%	(0.8)	5721.4%	0.0
Depreciation and amortization	(9.1)	(10.6)	1.6	(14.7)%	1.0	(9.8)%	0.5
Net operating Income (Loss)	(4.5)	1.6	(6.1)	(376.1)%	(6.4)	(385.7)%	0.3
Other income (expense)
Interest income	0.1	0.0	0.0	57.0%	(0.0)	(7.2)%	0.0
Interest expense	(4.0)	(5.2)	1.1	(22.1)%	0.9	(17.7)%	0.2
Change in fair value of earnout liability	-	(0.6)	0.6	(100.0)%	0.7	(100.0)%	(0.0)
Change in fair value of derivative liability	(1.3)	-	(1.3)	N/A	(1.4)	N/A	0.1
Other finance income (costs)	(0.9)	0.2	(1.0)	(541.1)%	(1.1)	(570.1)%	0.1
Total other income (expense), net	(6.1)	(5.6)	(0.5)	9.7%	(0.9)	16.5%	0.4
Net loss from continuing operations before income taxes	(10.6)	(4.0)	(6.6)	166.7%	(7.3)	184.5%	0.7
Income tax expense	(0.1)	(0.0)	(0.1)	134.7%	(0.1)	144.0%	0.0

Net loss	$(10.7)	$(4.0)	$(6.7)	166.4%	$(7.4)	184.1%	$0.7

Exchange Rate - $ to £	1.29	1.36

Revenue

Total reported revenue for the period ended June 30, 2019 decreased by $10.2 million, or 27.6%, to $26.7 million. Adverse currency movements accounted for $1.5 million of the decrease. On a functional currency at constant rate basis, revenue decreased by $8.7 million, or 23.6%, with service revenue decreasing by $7.4 million and hardware revenue decreasing by $1.3 million.

SBG revenue, which is included in total reported revenue, above, decreased by $8.5 million on a functional currency at constant rate basis, or 31.6%, comprised of a reduction in service revenue of $7.2 million and a $1.3 million reduction in hardware sales.

The decrease in SBG service revenue was primarily due to a decrease in revenue in the UK LBO market of $5.5 million, all of which was driven by the reduction in maximum permitted bets on B2 gaming machines in the UK, effective as of April 1, 2019 (“Triennial Implementation”). The impact of the Triennial Implementation reduced UK LBO Customer Gross Win per unit per day by 41.1%; however, the decline in Gross win improved by 6.5% over the three months from a 44.5% decline in the first month of the new permitted bets to a 38.0% decline in June 2019. Additionally, there was a decrease in revenue in the Greek market of $1.9 million driven by a reduction in software license sales of $3.6 million, partly offset by the rollout of terminals which drove additional income of $1.7 million. Revenue in the Italian market increased by $0.2 million due to $0.3 million of license sales, partly offset by an increase in the revenue tax rate.

The decrease in hardware revenue was driven by lower hardware sales in the UK market of $1.4 million, due to lower Self Service Betting Terminal (“SSBT”) sales, partly offset by higher Flex terminal sales ($0.4 million of the prior year sales were all at nil margin) and Electronic Table Game (“ETG”) sales of the Sabre Hydra terminal of $0.1 million.

Virtual Sports revenue decreased on a functional currency at constant rate basis by $0.2 million, or 2.1%. There was a $0.5 million decrease in revenue due to a rephasing of the annual contract with a major customer. Virtual Sports revenue was also impacted by a decline in revenue from long-term Virtual Sports licenses of $0.3 million which have now been fully amortized. This was partly offset by growth in UK Retail of $0.1 million, including revenue from the migration of B2 players due to the Triennial Implementation, growth in Belgium Retail of $0.1 million, growth in Virtual Sports Scheduled Online Virtuals of $0.2 million, and growth in other existing customers and new customer launches in Retail in the rest of the world of $0.2 million. Therefore, Virtual Sports underlying revenue increased by $0.5 million.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, which includes machine cost of sales, consumables, content royalties and connectivity costs, decreased by $1.6 million, or 20.5%, on a reported basis, to $6.3 million. Of this decrease, $0.4 million arose from favorable currency movements. On a functional currency at constant rate basis, cost of sales decreased by $1.3 million, or 16.0%.

This decline was due to a decrease in cost of hardware of $1.0 million, or 49.6%, due to lower hardware sales in the UK market, and a decrease in cost of service of $0.2 million, or 4.1%, primarily due to a $0.3 million decrease in Virtual Sports service costs.

Selling, general and administrative expenses

SG&A expenses decreased by $2.5 million, or 16.3%, on a reported basis, to $12.8 million, comprised of a decrease of $1.7 million on a functional currency at constant rate basis and $0.7 million from favorable currency movements. This was driven by staff-related cost savings (made in conjunction with the Triennial Implementation) of $1.5 million, a decrease in the costs of group restructure of $0.4 million (removed from Adjusted EBITDA), facilities cost savings of $0.4 million and IT-related cost savings of $0.3 million. This was partly offset by a decrease in labor capitalization and manufacturing recoveries of $1.0 million due to lower headcount, mix of projects and lower factory throughput.

Stock-based compensation

During the three months ended June 30, 2019, the Company recorded an expense of $2.3 million with respect to outstanding awards. Of this expense, $1.5 million related to costs from awards made under the 2016 Long Term Incentive Plan, $0.4 million from awards made in September 2018 under the 2018 Omnibus Incentive Plan (the “2018 Plan”) and $0.4 million from awards made in January 2019 under the 2018 Plan. The entirety of this cost was related to recurring costs, with the September 2018 award scheme expense impacted by movements in the stock price between the start of the period and May 14, 2019, when the scheme was formally approved by stockholders. Following approval, the cost was no longer impacted by stock price movements and was charged by the same method as all other award plans. During the three months ended June 30, 2018, the charge for stock-based compensation was $1.5 million, all of which related to awards made under the 2016 Long Term Incentive Plan and related to recurring costs.

Acquisition related transaction expenses

Acquisition-related transaction expenses of $0.7 million relate to professional fees in relation to the proposed acquisition of Novomatic UK’s Gaming Technology Group.

Depreciation and amortization

Depreciation and amortization decreased by $1.6 million, or 14.7%, on a reported basis, to $9.1 million. This included the impact of favorable currency movements of $0.5 million.

On a functional currency at constant rate basis, depreciation and amortization decreased by $1.0 million, or 9.8%. This decrease was driven by lower machine depreciation of $0.9 million and $0.2 million lower amortization. The decrease in machine and machine-related depreciation was driven by fully depreciated machines in the UK LBO market driving $1.2 million and in Italy of $0.4 million. This was partly offset by additional depreciation in Greece of $0.8 million due to the deployment of additional terminals in the Greek market.

Net operating loss

During the period on a reported basis, net operating income moved from an income of $1.6 million to a loss of $4.5 million. On a functional currency at constant rate basis, net operating income reduced by $6.4 million, mainly due to the reduction in revenue and increase in stock-based compensation and acquisition related transaction expenses, partly offset by savings in cost of sales, SG&A expenses and depreciation and amortization, as well as a $0.3 million favorable currency movement. The net impact of the Triennial Implementation for the period (included in the $6.4 million) was $4.0 million. However, this net impact is anticipated to be reduced in future periods as further cost savings are implemented and we see the benefit of reduced costs and machines available for harvesting and sale from store closures and associated returned machines.

Interest expense

Interest expense decreased by $1.1 million in the period, to $4.0 million, on a reported basis. Of this variance $0.2 million was due to a favorable currency movement. On a functional currency at a constant rate basis, interest expense was $0.9 million (17.7%) lower than the prior year. Savings of $2.0 million of PIK interest (no longer incurred following the debt refinancing in August 2018) and a foreign exchange benefit of $0.5 million was offset by an increase of $1.1 million of cash interest charge due to a higher debt balance amount and a $0.5 million increase in amortization of capitalized debt fees.

Change in fair value of earnout liability

On March 25, 2019, the shares relating to the earnout liability were issued and accordingly no charge was made in the current quarter. In the prior period, due to changes in share price, the corresponding figure was a $0.6 million charge.

Change in fair value of derivative liability

Change in fair value of derivative liability was $1.3 million arising from the fair valuing of the cross-currency swaps executed in August 2018 in connection with the debt refinancing of the Company. This represents the unhedged amount of the cross-currency swap. For the three months ended June 30, 2018, there was no charge relating to derivative liabilities.

Other finance income

Other finance income for the period ended June 30, 2019 was a $0.9 million charge, $1.0 million higher than the previous year. Changes in exchange rates resulted in a loss of $3.2 million in retranslating the debt balance. This was partly offset by a $2.2 million gain from the GBP: USD cross currency swap entered into to mitigate this impact, accounted for under hedge accounting. Both the current and the prior period had a pension interest gain of $0.2 million.

Income tax expense

Our effective tax rate for the period ended June 30, 2019 was 0.8%, and our effective tax rate for the period ended June 30, 2018 was 1.0%.

Net loss

On a reported basis, net loss increased by $6.7 million from a loss of $4.0 million to a loss of $10.7 million in the period ended June 30, 2019. On a functional currency at constant rate basis net loss increased by $7.4 million, mainly due to the $1.4 million reduction in the change in fair value of derivative liability and the reduction in revenue discussed above. This was partly offset by lower costs of hardware and lower SG&A expenses, as well as a favorable currency movement of $0.7 million.

Three Months ended June 30, 2019 compared to Three Months ended June 30, 2018 – Server Based Gaming Segment

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

SBG segment, Key Performance Indicators

SBG

	For the Three-Month Period ended
	Unaudited	Unaudited
	Jun 30,	Jun 30,	Variance
	2019	2018	2019 vs 2018
				%

End of period installed base (# of terminals)	35,077	32,579	2,498	7.7%
Average installed base (# of terminals)	35,241	32,107	3,134	9.8%
Customer Gross Win per unit per day (1)	£72.71	£112.07	£(39.37)	(35.1)%
Customer Net Win per unit per day (1)	£51.79	£79.97	£(28.18)	(35.2)%
Inspired Blended Participation Rate	6.4%	6.0%	0.4%

(1)	Includes all SBG terminals in which the company takes a participation revenue share across all territories

In the table above:

“End of Period Installed Base” is equal to the number of deployed SBG terminals at the end of each period that have been placed on a participation basis. SBG participation revenue, which comprises the majority of SBG service revenue, is directly related to the terminal installed base. This is the medium by which customers generate revenue and distribute a revenue share to the Company. To the extent all other “KPI “and certain other factors” being equal” remain constant, the larger the installed base, the higher the Company’s revenue will be for that period. Management gives careful consideration to this KPI in terms of driving growth across the segment.

Revenue is derived from the performance of the installed base as described by the Gross and Net Win KPIs.

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

SBG segment, key events that affected results for the Three Months ended June 30, 2019

During the period the Customer Gross Win per unit per day for the total UK market (including non-LBO UK markets) decreased by 36.8%. This was due to the reduction in maximum permitted bets on B2 gaming machines in the UK, effective as of April 1, 2019. The revenue impact of this regulatory change was in line with our expectations.

During the period, an additional 60 SSBTs were sold and deployed in the UK LBO market and we already have additional orders for this product for the second half of the year. In addition to hardware sale margin, these terminals also generate a recurring service fee.

In the UK Casino market, we sold 88 “Flex” B3 terminals to a major customer. These terminals were all installed by the end of May 2019 and will generate a recurring software rental fee and content revenue share to the Company in future periods.

The total installed base of our contracted 8,360 terminals in Greece remained flat at over 7,300 for the period ended June 30, 2019 due to legislative reasons which were resolved after the quarter end. However, during the period Inspired was awarded a further 580 contracted VLTs, 380 of which will be our new “Valor VIP” cabinet. This brings the total number of our contracted terminals in Greece to 8,940.

In Italy, customer Net Win per unit per day (in EUR) decreased by €13, or 28.9%, due to an increase in revenue tax of 1.9% from 6.8% in 2018 to 8.7% in 2019

Overall, the size of our Installed Base at the end of the period increased 7.7%, to 35,077, due to our terminal rollout in Greece over the last 12 months, growth from new contract awards in the UK LBO estate and further machine growth in Italy.

Customer Gross Win per unit per day (in our functional currency, GBP) decreased by 35.1% across the entire estate, driven by the reduction in maximum permitted bets on B2 gaming machines in the UK. This regulatory change, along with an increase in Italian tax rates, led to a Net Win per unit per day decrease of 35.2%.

Our blended participation rate increased to 6.4% from 6.0% for the same period last year. Due to the Triennial Implementation, non-UK LBO revenue is now a greater proportion of our overall participation revenue, which generates a higher average participation rate than the UK LBO market.

SBG Segment, Three Months ended June 30, 2019 compared to Three Months ended June 30, 2018

Server Based Gaming

	For the Three-Month Period ended				Variance
	Unaudited	Unaudited			Functional
	Jun 30,	Jun 30,	Variance		Currency at	Functional	Currency
(In millions)	2019	2018	2019 vs 2018		Constant rate	Currency	Movement

Revenue:
Service	$16.4	$24.5	$(8.2)	(33.3)%	$(7.2)	(29.5)%	$(0.9)
Hardware	1.1	2.4	(1.3)	(54.8)%	(1.3)	(53.2)%	(0.0)
Total revenue	17.5	26.9	(9.5)	(35.2)%	(8.5)	(31.6)%	(1.0)

Cost of sales, excluding depreciation and amortization:
Cost of service	(4.4)	(4.6)	0.2	(3.8)%	(0.1)	2.2%	0.3
Cost of hardware	(1.0)	(2.1)	1.1	(52.1)%	1.0	(49.6)%	0.1
Total cost of sales	(5.4)	(6.7)	1.3	(18.9)%	0.9	(14.0)%	0.3

Selling, general and administrative expenses	(6.0)	(8.5)	2.5	(29.4)%	2.1	(25.1)%	0.4

Stock-based compensation	(0.5)	(0.3)	(0.2)	66.7%	(0.2)	78.5%	0.0

Depreciation and amortization	(7.2)	(8.8)	1.6	(18.5)%	1.1	(13.0)%	0.5

Net operating profit	$(1.6)	$2.6	$(4.3)	(162.3)%	$(4.5)	(164.7)%	$0.2

Exchange Rate - $ to £	1.29	1.36

SBG segment revenue. In the period revenue decreased by $9.5 million, to $17.5 million, on a reported basis. This decrease was due in part to adverse currency movements of $1.0 million. On a functional currency at constant rate basis, SBG revenue decreased by $8.5 million, or 31.6%.

Service revenue decreased by $8.2 million on a reported basis, which included adverse currency movements of $0.9 million. On a functional currency at constant rate basis, SBG service revenue decreased by $7.2 million, or 29.5%, to $16.4 million. This was primarily due to a decrease in revenue in the UK LBO market of $5.5 million primarily driven by the impact of the Triennial Implementation in line with our previous expectations. Additionally, there was a decrease in revenue in the Greek market of $1.9 million driven by a reduction in software license sales of $3.6 million partly offset by the rollout of terminals which drove additional income of $1.7 million. Revenue in the Italian market increased by $0.2 million due to $0.3 million of license sales partly offset by the 1.9% increase in tax rate.

Although SBG service revenue decreased in the period, SBG recurring revenue as a percentage of total SBG revenue increase by 8.2% to 79.8%.

The continued terminal rollout into the Greek market drove additional participation revenue of $0.6 million and other recurring revenue of $1.1 million. This was offset by a $3.6 million reduction in software license sales compared to last year.

UK LBO Customer Gross Win per unit per day declined by 41.1%. This was due to the impact of the Triennial Implementation which was in line with our expectations. The decline in Gross win has improved by 6.5% in the last three months from a 44.5% decline in the first month of the new permitted bets to a 38.0% decline in June.

Hardware revenue decreased by $1.3 million to $1.1 million, on a reported basis. On a functional currency at constant rate basis, SBG hardware revenue decreased by $1.3 million, due to lower Self Service Betting Terminal (“SSBT”) sales in the UK market of $1.7 million, partly offset by higher Flex terminal sales of $0.3 million ($0.4 million of the prior year sales were all at nil margin) and Electronic Table Game (“ETG”) sales of the Sabre Hydra terminal of $0.1 million.

SBG segment operating income. Cost of sales (excluding depreciation and amortization) decreased by $1.3 million to $5.4 million on a reported basis. This variance was impacted by favorable currency movements of $0.3 million. On a functional currency at constant rate basis, cost of sales decreased by $0.9 million. This was principally due to a decrease in hardware costs of $1.0 million driven by lower hardware sales in in the UK market, partly offset by $0.1 million higher service costs. The higher service costs were driven by Greek SBG service costs which increased by $0.3 million driven by the increase in terminals in the Greek market as well as $0.1 million of higher other costs in the UK market. These increases were offset by a decrease in UK consumables of $0.2 million and a $0.2 million decrease in costs from lower software license sales in Greece.

SG&A expenses decreased by $2.5 million to $6.0 million, on a reported basis. Of this variance, $0.4 million arose from favorable currency movements. This resulted in a functional currency at constant rate decrease of $2.1 million driven by staff-related cost savings of $1.5 million (of which $1.3 million was made in conjunction with the Triennial Implementation), lower costs of group restructure of $1.2 million, other cost savings of $0.5 million and distribution cost savings of $0.3 million. This was partly offset by $0.9 million lower labor capitalization and manufacturing recoveries due to lower headcount, mix of projects and lower factory throughput as a result of fewer machines being built in the quarter.

Depreciation and amortization decreased by $1.6 million, to $7.2 million on a reported basis. Of this amount, $0.5 million was due to favorable currency movements. On a functional currency at constant rate basis, the decrease was $1.1 million, driven by $0.9 million from lower machine and machine-related depreciation and $0.3 million lower amortization. The lower machine and machine-related depreciation was driven by lower depreciation in the UK ($1.2 million) and Italy ($0.4 million) due to machines being fully depreciated, partly offset by the additional machine and machine-related depreciation in Greece of $0.8 million due to the additional terminals in the Greek market.

Operating profit decreased by $4.3 million, from a profit of $2.6 million to a loss of $1.6 million, on a reported basis. On a functional currency at constant rate basis, SBG operating profit decreased by $4.5 million. This was primarily due to the decrease in revenue, partly offset by lower cost of sales, SG&A expenses and depreciation and amortization.

SBG segment, Recurring Revenue

Set forth below is a breakdown of our SBG recurring revenue. SBG recurring revenue consists principally of SBG participation revenue.

	For the Three-Month Period ended
	Unaudited	Unaudited
	Jun 30,	Jun 30,	Variance
(In £ millions)	2019	2018	2019 vs 2018
				%
SBG Recurring Revenue
Total SBG Revenue	£13.6	£19.8	£(6.3)	(31.6)%

SBG Participation Revenue	£10.6	£14.0	£(3.4)	(24.2)%
SBG Other Fixed Fee Recurring Revenue	£0.2	£0.2	£(0.0)	(1.1)%
Total SBG Recurring Revenue	£10.8	£14.2	£(3.4)	(23.8)%
SBG Recurring Revenue as a Percentage of Total SBG Revenue	79.8%	71.7%	8.2%

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

“Total SBG Recurring Revenue” is equal to SBG Participation Revenue plus SBG Other Fixed Fee Recurring Revenue.

SBG segment, Service Revenue by Region

Set forth below is a breakdown of our SBG service revenue by geographic region. SBG service revenue consists principally of SBG participation revenue.

Server Based Gaming Service Revenue by Region

	For the Three-Month Period ended				Variance
	Unaudited	Unaudited			Functional
	Jun 30,	Jun 30,	Variance		Currency at	Functional	Currency
(In millions)	2019	2018	2019 vs 2018		Constant rate	Currency	Movement

Service Revenue:
UK LBO	$8.7	$14.6	$(6.0)	(40.9)%	$(5.5)	(37.4)%	$(0.5)
UK Other	1.3	1.4	(0.1)	(6.3)%	(0.0)	(0.7)%	(0.1)
Italy	2.3	2.3	0.0	1.8%	0.2	7.9%	(0.1)
Greece	4.0	6.0	(2.0)	(33.7)%	(1.9)	(30.6)%	(0.2)
Rest of the World	0.2	0.3	(0.1)	(41.1)%	(0.1)	(37.9)%	(0.0)

Total service revenue	$16.4	$24.5	$(8.2)	(33.3)%	$(7.2)	(29.5)%	$(0.9)

Exchange Rate - $ to £	1.29	1.36

Virtual Sports Segment, Three Months ended June 30, 2019 compared to Three Months ended June 30, 2018

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

Our customers for Virtual Sports include regulated betting operators, lotteries, casinos, online operators and other gaming and lottery operators in the UK, continental Europe, Africa, Asia and North America. Virtual Sports can be adapted to function in a sports betting, lottery, or gaming environment and is therefore available to a wide range of customers in both public and private implementations.

Virtual Sports segment, Key Performance Indicators

Virtuals

	For the Three-Month Period ended
	Unaudited	Unaudited
	Jun 30,	Jun 30,	Variance
	2019	2018	2019 vs 2018
				%

No. of Live Customers at the end of the period	105	95	10	10.5%
Average No. of Live Customers	105	93	12	13.3%
Total Revenue (£'m)	£7.2	£7.3	£(0.1)	(1.9)%
Total Virtual Sports Recurring Revenue (£'m)	£6.5	£6.6	£(0.0)	(0.6)%
Total Revenue £'m - Retail	£4.0	£4.6	£(0.5)	(11.9)%
Total Revenue £'m - Scheduled Online Virtuals	£2.4	£2.1	£0.3	16.3%
Total Revenue £'m - Interactive	£0.7	£0.7	£0.1	10.5%
Average Revenue Per Customer per day (£)	£753	£870	£(117)	(13.4)%

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

Virtual Sports segment, Recurring Revenue

	For the Three-Month Period ended
	Unaudited	Unaudited
	Jun 30,	Jun 30,	Variance
(In £ millions)	2019	2018	2019 vs 2018
				%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£7.2	£7.3	£(0.1)	(1.9)%

Recurring Revenue - Retail and Scheduled Online Virtuals	£5.8	£5.9	£(0.1)	(0.9)%
Recurring Revenue - Interactive	£0.7	£0.7	£0.0	1.5%
Total Virtual Sports Recurring Revenue	£6.5	£6.6	£(0.0)	(0.6)%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	90.5%	89.3%	1.2%

For definitions of the terms used in the table above, see the definitions provided under the corresponding “Virtual Sports segment, Key Performance Indicators” table for the three-month periods ended June 30, 2019 and 2018, set forth earlier in this Management’s Discussion and Analysis section.

Virtual Sports segment, key events that affected results for the Three Months ended June 30, 2019

In the UK, we deployed our Rush Bingo product on a dedicated channel to the Betfred estate of approximately 1,600 venues. In Ireland, we launched a fourth channel of Virtual Horses with Boylesports. In Romania, we launched Rush Football 2TM with Superbet.

The EGR B2B awards were held in June, at which Inspired was awarded Virtual Sports Supplier of the Year.

During the period, our interactive division launched with four new customers including in New Jersey and the UK. We also launched new content, including Bear MoneyTM and Book of the IrishTM, across the estate, which have performed strongly.

The Average Number of Live Customers during the period increased by twelve, from 93 to 105. Including the launch of four new Interactive customers, our Average Number of Live Interactive Customers for the period increased to 40.

Despite a decrease in Average Revenue per Customer per Day due to the rephasing of the annual contract with a major customer. However, we have extended the contract for a further two-year term and we should see some benefit in the fourth quarter. Virtual Sports recurring revenue as a percentage of total Virtual Sports revenue increase by 1.2% to 90.5%. This was driven by growth in UK Retail of 14%, growth in Belgium Retail of 88%, growth in Asia Retail of 54% and growth in Scheduled Online Virtuals of 9%.

Virtual Sports segment, Three Months ended June 30, 2019 compared to Three Months ended June 30, 2018

Virtual Sports	For the Three-Month Period ended				Variance
	Unaudited	Unaudited			Functional
	Jun 30,	Jun 30,	Variance		Currency at	Functional	Currency
(In millions)	2019	2018	2019 vs 2018		Constant rate	Currency	Movement

Service Revenue	$9.2	$10.0	$(0.8)	(7.6)%	$(0.2)	(1.9)%	$(0.5)

Cost of Service	(0.9)	(1.3)	0.4	(30.4)%	0.3	(26.3)%	0.1

Selling, general and administrative expenses	(2.1)	(2.4)	0.3	(12.5)%	0.2	(9.7)%	0.1

Stock-based compensation	(0.3)	(0.2)	(0.1)	50.0%	(0.1)	56.1%	0.0

Depreciation and amortization	(1.4)	(1.5)	0.1	(6.7)%	(0.0)	1.6%	0.1

Net operating profit	$4.5	$4.6	$(0.1)	(1.5)%	$0.2	4.5%	$(0.3)

Exchange Rate - $ to £	1.29	1.36

Virtual Sports segment revenue. In the period revenue decreased by $0.8 million, or 7.6%, on a reported basis. This decrease includes the impact of adverse currency movements of $0.5 million. On a functional currency at constant rate basis, Virtual Sports revenue decreased by $0.2 million, or 1.9%. This decrease included a $0.5 million decrease in revenue as a result of a rephasing of the annual contract with a major customer. Virtuals revenue was also impacted by a decline in revenue from long-term Virtual Sports licenses of $0.3 million, which have now been fully amortized. This was partly offset by growth in UK Retail of $0.1 million, including revenue from the migration of B2 players due to the Triennial Implementation, growth in Belgium Retail of $0.1 million, growth in Scheduled Online Virtuals of $0.2 million, and growth in other existing customers and new customer launches in Retail in the rest of the world of $0.2 million. Therefore, Virtual Sports underlying revenue increased by $0.5 million.

Virtual Sports segment operating income. Cost of service decreased by $0.4 million to $0.9 million, on a reported basis. Of this decrease, $0.1 million arose from favorable currency movements. On a functional currency at constant rate basis, cost of service decreased by $0.3 million, due to lower cost of sales driven by the lower incomes and lower commissions paid in 2019.

SG&A expenses decreased by $0.3 million on a reported basis. Of this decrease, $0.1 million arose from favorable currency movements. On a functional currency at constant rate basis, SG&A decreased by $0.2 million, largely driven by staff-related cost savings of $0.3 million.

Depreciation and amortization decreased by $0.1 million, to $1.4 million, on a reported basis, due to favorable currency movements. This resulted in no change on a functional currency at constant rate basis.

Operating profit decreased by $0.1, million on a reported basis, to $4.5 million, which includes a negative impact of $0.3 million from adverse currency movements. On a functional currency at constant rate basis, this represented an increase of $0.2 million, or 4.5%. This was primarily due to a decrease in cost of service and lower SG&A expenses, partly offset by lower revenue and $0.1 million of higher stock-based compensation.

Six Months ended June 30, 2019 compared to Six Months ended June 30, 2018

	For the Six-Month Period ended				Variance
	Unaudited	Unaudited			Functional
	Jun 30,	Jun 30,	Variance		Currency at	Functional	Currency
(In millions)	2019	2018	2019 vs 2018		Constant rate	Currency	Movement

Revenue:
Service	$56.4	$67.8	$(11.3)	(16.7)%	$(7.7)	(11.4)%	$(3.6)
Hardware	4.0	6.6	(2.7)	(40.1)%	(2.4)	(36.9)%	(0.2)
Total revenue	60.4	74.4	(14.0)	(18.8)%	(10.1)	(13.6)%	(3.9)
Cost of sales, excluding depreciation and amortization:
Cost of service	(10.7)	(11.9)	1.2	(10.1)%	0.5	(4.1)%	0.7
Cost of hardware	(2.6)	(6.2)	3.5	(57.0)%	3.3	(54.3)%	0.2
Selling, general and administrative expenses	(27.5)	(30.9)	3.4	(10.9)%	1.6	(5.0)%	1.8
Stock-based compensation	(4.4)	(2.7)	(1.7)	60.5%	(1.9)	70.8%	0.3
Acquisition related transaction expenses	(1.6)	(0.2)	(1.3)	554.1%	(1.4)	612.3%	0.1
Depreciation and amortization	(18.8)	(21.7)	3.0	(13.7)%	1.7	(8.0)%	1.2
Net operating (Loss) Income	(5.2)	0.8	(5.9)	(774.0)%	(6.4)	(751.7)%	0.5
Other income (expense)
Interest income	0.1	0.1	(0.1)	(49.4)%	(0.1)	(45.6)%	(0.0)
Interest expense	(8.5)	(10.3)	1.8	(17.5)%	1.2	(12.0)%	0.6
Change in fair value of earnout liability	(2.3)	3.1	(5.4)	(172.8)%	(5.4)	(181.2)%	0.0
Change in fair value of derivative liability	(0.1)	1.5	(1.6)	(106.3)%	(1.7)	(110.1)%	0.0
Other finance income (costs)	0.3	0.4	(0.1)	(18.4)%	(0.1)	(14.1)%	(0.0)
Total other income (expense), net	(10.5)	(5.2)	(5.3)	103.3%	(6.0)	112.8%	0.6
Net loss from continuing operations before income taxes	(15.7)	(4.4)	(11.3)	256.1%	(12.4)	278.4%	1.1
Income tax expense	0.0	(0.1)	0.1	(102.9)%	0.1	(100.8)%	0.0

Net loss	$(15.7)	$(4.5)	$(11.2)	246.4%	$(12.3)	268.3%	$1.1

Exchange Rate - $ to £	1.30	1.38

Revenue

Total reported revenue for the period ended June 30, 2019 decreased by $14.0 million, or 18.8%, to $60.4 million. Adverse currency movements accounted for $3.9 million of the decrease. On a functional currency at constant rate basis, revenue decreased by $10.1 million, or 13.6%, with service revenue decreasing by $7.7 million and hardware revenue decreasing by $2.4 million.

SBG revenue, which is included in total reported revenue, above, decreased by $11.0 million on a functional currency at constant rate basis, or 20.1%, comprised of a reduction in service revenue of $8.6 million and a $2.4 million reduction in hardware sales.

The decrease in SBG service revenue was primarily due to a decrease in revenue in the UK LBO market of $6.0 million, $5.5 million driven by the Triennial Implementation and $0.5 million due to the expiring of a service contract. The impact of the Triennial Implementation reduced UK LBO Customer Gross Win per unit per day by 22.3% across the period. However, the decline in Gross win improved by 6.5% over the last three months from a 44.5% decline in the first month of the new permitted bets to a 38.0% decline in June 2019. Additionally, there was a reduction in the Greek market of $2.0 million driven by a reduction in software license sales of $4.8 million partly offset by the continued terminal rollout which drove additional income of $2.8 million. Revenue in the Italian market decreased by $0.1 million due to the 1.9% tax increase and $0.2 million from lower sales of machine parts, this was partly offset by $0.3 million of license sales. Revenue in UK Other decreased by $0.2 million due to lower ad hoc service work in the period.

The decrease in hardware revenue was driven by lower hardware sales in the UK market of $4.5 million, due to lower Flex terminal sales ($4.0 million of the prior year sales were all at nil margin) and lower Self Service Betting Terminal (“SSBT”) sales in the UK market. This was partly offset by higher Electronic Table Game (“ETG”) sales of the Sabre Hydra terminal of $2.0 million.

Virtual Sports revenue increased on a functional currency at constant rate basis by $0.9 million, or 4.4%, driven by growth in the UK of $0.7 million and Italy of $0.1 million, as well as growth in other existing customers and new customer launches in the rest of the world of $0.7 million. Additionally, we generated one-off income during the period from historic recurring revenue previously unreported to us of $0.8 million across Virtual and Interactive customers. This was partly offset by a reduction of $0.5 million from the decrease in long-term Virtual Sports contracts which have now been fully amortized and of $0.4 million due to the rephasing of the annual contract with a major customer. Therefore underlying Virtual Sports revenue increased by $0.9 million.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, which includes machine cost of sales, consumables, content royalties and connectivity costs, decreased by $4.7 million, or 26.1%, on a reported basis, to $13.3 million. Of this decrease, $0.9 million arose from favorable currency movements. On a functional currency at constant rate basis, cost of sales decreased by $3.8 million, or 21.2%.

This was due to a decrease in cost of hardware of $3.3 million, or 54.3%, due to lower hardware sales in the UK market, partly offset by higher ETG cost of hardware as well as a decrease in cost of service of $0.5 million, or 4.1%, due to a decrease in Virtual Sports service costs of $0.6 million.

Selling, general and administrative expenses

SG&A expenses decreased by $3.4 million, or 10.9%, on a reported basis, to $27.5 million, Of this decrease $1.8 million arose from favorable currency movements. On a functional currency at constant rate basis, SG&A decreased by $1.6 million or 5.0%. This was driven by staff-related cost savings of $2.6 million (of which $1.5 million was made in conjunction with the Triennial Implementation), facilities cost savings of $0.4 million, IT-related cost savings of $0.3 million and legal cost savings of $0.3 million. This was offset by an increase in the costs of group restructure of $0.7 million (removed from Adjusted EBITDA) and a decrease in net labor capitalization and manufacturing recoveries of $1.7 million due to mix of projects and lower factory throughput as a result of fewer machines being built.

Costs of group restructure include redundancy costs, Payments In Lieu of Notice costs, any associated employer taxes and costs associated with onerous property leases. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs. These costs were primarily incurred in connection with the property consolidation exercise within the UK.

Stock-based compensation

During the six months ended June 30, 2019, the Company recorded an expense of $4.4 million with respect to outstanding awards. Of this expense $3.0 million related to costs from awards made under the 2016 Long Term Incentive Plan, $0.8 million from awards made in September 2018 under the 2018 Plan and $0.6 million from awards made in January 2019 under the 2018 Plan. The entirety of this cost related to recurring costs, with the September 2018 award scheme expense impacted by movements in the stock price between the start of the period and May 14, 2019, the date the scheme was formally approved by stockholders. Following approval, the cost was no longer impacted by stock price movements and was charged by the same method as all other award plans. During the six months ended June 30, 2018, the charge for stock-based compensation was $2.7 million, all of which related to awards made under the 2016 Long Term Incentive Plan and to recurring costs.

Acquisition related transaction expenses

Acquisition related transaction expenses increased by $1.3 million in the period to $1.6 million. The entirety of the 2019 and 2018 period expenses were related to work in respect of potential acquisitions with the 2019 spend relating to the proposed acquisition of Novomatic UK’s Gaming Technology Group.

Depreciation and amortization

Depreciation and amortization decreased by $3.0 million, or 13.7%, on a reported basis, to $18.8 million. This included the impact of favorable currency movements of $1.2 million.

On a functional currency at constant rate basis, depreciation and amortization decreased by $1.7 million, or 8.0%. This decrease was driven by lower machine and machine-related depreciation on SBG of $1.5 million and lower amortization on Virtual Sports of $0.4 million, driven by lower amortization of platforms and games due to an impairment of an intangible fixed asset in the prior year and lower amortization on SBG of $0.1 million. The machine and machine-related depreciation decrease was driven by lower depreciation in the UK ($2.4 million) and Italy ($0.5 million) due to machines being fully depreciated, which was partly offset by additional depreciation in Greece of $1.5 million due to the additional volume of machines.

Net operating loss

During the period on a reported basis, net operating profit reduced from a profit of $0.8 million to a loss of $5.2 million. On a functional currency at constant rate basis, net operating profit reduced by $6.4 million, mainly due to the reduction in revenue and increases in stock-based compensation and acquisition related transaction expenses. This was partly offset by savings in cost of sales, depreciation and amortization and SG&A expenses as well as by a $0.5 million favorable currency movement. The net impact of the Triennial Implementation in the UK for the period (included in the $6.4 million) was $4.0 million. However, this net impact is anticipated to be reduced in future periods as further cost savings are implemented and we see the benefit of reduced costs and machines available for harvesting and sale from store closures and associated returned machines.

Interest expense

Interest expense decreased by $1.8 million in the period, to $8.5 million, on a reported basis. Of this variance, $0.6 million was due to a favorable currency movement. On a functional currency at a constant rate basis, interest expense was $1.2 million, or 12.0%, lower than the prior year. Savings of $4.0 million of PIK interest (no longer incurred following the debt refinancing in August 2018) and lower revolver interest of $0.4 million were offset by an increase of $2.1 million of cash interest charge due to a higher debt balance amount and a $1.0 million increase in amortization of capitalized debt fees.

Change in fair value of earnout liability

Due solely to changes in the share price ($6.51 at March 25, 2019 and $4.80 at December 31, 2018) the charge in the six months ended June 30, 2019 from a change in the fair value of earnout liability was $2.3 million. On March 25, 2019, the shares relating to the earnout liability were issued. In the prior period, due to changes in share price, the corresponding figure was a $3.1 million gain.

Change in fair value of derivative liability

Change in fair value of derivative liability decreased by $1.6 million, to a $0.1 million charge for the six months ended June 30, 2019 arising from the fair valuing of the cross-currency swaps executed in August 2018 in connection with the debt refinancing of the Company. This represents the unhedged amount of the cross-currency swap. For the six months ended June 30, 2018, the change in fair value of derivative liability was a $1.6 million gain for derivative awards which were converted to stock-based compensation awards in March 2018.

Other finance income

Other finance income for the six months ended June 30, 2019 was a gain of $0.3 million, $0.1 million less than the previous year. Changes in exchange rates resulted in a loss of $0.4 million in retranslating the debt balance. This was partly offset by a $0.2 million gain from the GBP: USD cross currency swap entered into to mitigate this impact, accounted for under hedge accounting, and a $0.1 million higher pension interest gain.

Income tax expense

Our effective tax rate for the period ended June 30, 2019 was 0.0%, and our effective tax rate for the period ended June 30, 2018 was 2.8%.

Net loss

On a reported basis, net loss increased by $11.2 million, from a loss of $4.5 million to a loss of $15.7 million in the period ended June 30, 2019. On a functional currency at constant rate basis net loss increased by $12.3 million, mainly due to the increase in net operating loss and $7.1 million change in fair value of earnout and derivative liabilities. This was partly offset by the $1.2 million decrease in interest expense as well as by favorable currency movement of $1.1 million.

Six Months ended June 30, 2019 compared to Six Months ended June 30, 2018 –

Server Based Gaming Segment

SBG segment, Key Performance Indicators

SBG

	For the Six-Month Period ended
	Unaudited	Unaudited
	Jun 30,	Jun 30,	Variance
	2019	2018	2019 vs 2018
				%

End of period installed base (# of terminals)	35,077	32,579	2,498	7.7%
Average installed base (# of terminals)	35,099	31,387	3,712	11.8%
Customer Gross Win per unit per day (1)	£88.68	£113.38	£(24.70)	(21.8)%
Customer Net Win per unit per day (1)	£62.42	£80.88	£(18.46)	(22.8)%
Inspired Blended Participation Rate	6.2%	6.0%	0.2%

(1)	Includes all SBG terminals in which the company takes a participation revenue share across all territories

SBG segment, key events that affected results for the Six Months ended June 30, 2019

During the period Customer Gross Win per unit per day in the total UK market (including non-LBO UK markets) decreased by 19.0%. This was due mainly to the Triennial Implementation outcome in the UK. The revenue impact of this regulatory change was in line with our expectations.

During the period, an additional 185 SSBTs were sold and deployed in the UK LBO market. There is also a strong order book for this product for the second half of the year. In addition to hardware sale margin, these terminals also generate a recurring service fee.

In the UK Casino market, we sold 138 “Flex” B3 terminals to a major customer. These terminals were all installed by the end of May 2019 and will generate a recurring software rental fee and content revenue share to the Company in future periods.

In the UK Electronic Table Games (ETG) market, we sold 114 “Sabre Hydra” terminals to a major Casino customer with a further 100 planned during H2 2019.

Our SBG rollout into the Greek market continued during the period with a further 500 being deployed on site and live. The total installed base of our contracted terminals in Greece is now over 7,300 as of June 30, 2019. However, during the period Inspired was awarded a further 580 contracted VLTs, 380 of which will be our new “Valor VIP” cabinet. This brings the total number of our contracted terminals in Greece to 8,940. Despite increased density, the performance of our Greek terminals continues to be strong against our competitors.

In Italy, customer Net Win per unit per day (in EUR) decreased by €11, or 24.7%, due to an increase in revenue tax of 1.9% from 6.8% in 2018 to 8.7% in 2019

Overall, the size of our Installed Base at the end of the period increased 7.7%, to 35,077, due to our continued terminal rollout in Greece, growth from new contract awards in the UK LBO estate and further machine growth in Italy. Customer Gross Win per unit per day (in our functional currency, GBP) decreased by 21.8% across the entire estate, driven mainly by the reduction in maximum permitted bets on B2 gaming machines in the UK and impact of our SBG installations in Greece, as our Greek machines return a lower daily Customer Gross Win compared to our UK machines. These impacts, along with a 1.9% increase in the Italian tax rate, led to a Net Win per unit per day decrease of 22.8%. Our blended participation rate increased to 6.2% from 6.0% for the same period last year

SBG Segment, Six Months ended June 30, 2019 compared to Six Months ended June 30, 2018

Server Based Gaming

	For the Six-Month Period ended				Variance
	Unaudited Jun 30,	Unaudited Jun 30,	Variance		Functional Currency at	Functional	Currency
(In millions)	2019	2018	2019 vs 2018		Constant rate	Currency	Movement

Revenue:
Service	$37.2	$48.1	$(10.9)	(22.7)%	$(8.6)	(17.8)%	$(2.4)
Hardware	4.0	6.6	(2.7)	(40.1)%	(2.4)	(36.9)%	(0.2)
Total revenue	41.2	54.7	(13.6)	(24.8)%	(11.0)	(20.1)%	(2.6)

Cost of sales, excluding depreciation and amortization:
Cost of service	(8.8)	(9.3)	0.5	(5.7)%	(0.1)	1.3%	0.6
Cost of hardware	(2.6)	(6.2)	3.5	(57.0)%	3.3	(54.3)%	0.2
Total cost of sales	(11.4)	(15.4)	4.0	(26.1)%	3.2	(20.8)%	0.8

Selling, general and administrative expenses	(12.6)	(16.8)	4.2	(24.8)%	3.3	(20.0)%	0.8

Stock-based compensation	(0.9)	(0.6)	(0.3)	50.0%	(0.4)	71.7%	0.1

Depreciation and amortization	(14.9)	(17.5)	2.6	(14.9)%	1.6	(9.3)%	1.0

Net operating profit	$1.4	$4.4	$(3.1)	(69.6)%	$(3.2)	(69.7)%	$0.1

Exchange Rate - $ to £	1.30	1.38

SBG segment revenue. In the period revenue decreased by $13.6 million, to $41.2 million, on a reported basis. This decrease was due in part to adverse currency movements of $2.6 million. On a functional currency at constant rate basis, SBG revenue decreased by $11.0 million, or 20.1%.

Service revenue decreased by $10.9 million on a reported basis. This was due in part to adverse currency movements of $2.4 million. On a functional currency at constant rate basis, SBG service revenue decreased by $8.6 million, or 17.8%, to $37.2 million. This was primarily due to a decrease in revenue in the UK LBO market of $6.0 million, of which $5.5 million was driven by the Triennial Implementation and $0.5 million due to the expiring of a service contract. Additionally, there was a reduction in the Greek market of $2.0 million driven by a reduction in software license sales (partly offset by the continued terminal rollout which drove additional income), a decrease in revenue in the Italian market of $0.1 million due to $0.2 million from lower sales of machine parts and the 1.9% tax increase (partly offset by $0.3 million of license sales).

Although SBG service revenue decreased in the period, SBG recurring revenue as a percentage of total SBG revenue increase by 7.7% to 78.9%.

The continued terminal rollout into the Greek market drove additional participation revenue of $1.2 million and other recurring revenue of $1.6 million. This was offset by a $4.8 million reduction in software license sales compared to last year.

UK LBO Customer Gross Win per unit per day reduced by 22.3% due to the Triennial Implementation, effective as of April 1, 2019. The revenue impact of this regulatory change was in line with our expectations. The decline in Gross win has improved by 6.5% in the last three months from a 44.5% decline in the first month of the new permitted bets to a 38.0% decline in June.

Hardware revenue decreased by $2.7 million to $4.0 million, on a reported basis. On a functional currency at constant rate basis, SBG hardware revenue decreased by $2.4 million, principally due to lower Flex terminal sales (the sales last year were all at nil margin) and lower SSBT sales in the UK market driving a variance of $4.5 million. This was partly offset by higher ETG sales of the Sabre Hydra terminal of $2.0 million.

SBG segment operating income. Cost of sales (excluding depreciation and amortization) decreased by $4.0 million to $11.4 million, on a reported basis. This variance was impacted by favorable currency movements of $0.8 million. On a functional currency at constant rate basis, cost of sales decreased by $3.2 million. This was principally due to a decrease in hardware costs of $3.3 million driven by lower hardware sales in in the UK market, partly offset by higher ETG hardware sales and higher service costs of $0.1 million. Service costs increased due to an increase in Greek SBG service costs of $0.7 million driven by the increase in terminals as the Greece rollout continued, an increase in content costs in the UK market of $0.1 million and an increase in other costs in the UK market of $0.1 million. These increases were partly offset by a decrease in UK consumables of $0.4 million, a decrease in cost of service in Italy of $0.1 million and a decrease of $0.3 million due to lower software license sales in Greece.

SG&A expenses decreased by $4.2 million, to $12.6 million, on a reported basis. Of this variance, $0.8 million arose from favorable currency movements. This resulted in a functional currency at constant rate decrease of $3.3 million driven by staff-related cost savings of $3.3 million (of which $1.3 million was made in conjunction with the Triennial Implementation), lower IT-related costs of $0.3 million driven by lower headcount, lower costs of group restructure of $0.6 million and other cost savings of $0.5 million. This was partly offset by $1.5 million of lower labor capitalization and manufacturing recoveries due to lower factory throughput.

These costs of group restructure include redundancy costs, Payments In Lieu of Notice costs, any associated employer taxes and costs associated with onerous property leases. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs. These costs were primarily incurred in connection with the property consolidation.

Depreciation and amortization decreased by $2.6 million, to $14.9 million on a reported basis. Of this amount, $1.0 million was due to favorable currency movements. On a functional currency at constant rate basis, the decrease was $1.6 million, driven by $1.5 million from lower machine and machine-related depreciation and by $0.1 million of lower amortization. The lower machine and machine-related depreciation was driven by lower depreciation in the UK ($2.4 million) and Italy ($0.5 million) due to machines being fully depreciated, partly offset by the additional machine and machine-related depreciation in Greece of $1.5 million due to the additional terminals in the Greek market.

Operating profit decreased by $3.1 million, to $1.4 million, on a reported basis. On a functional currency at constant rate basis, SBG operating profit decreased by $3.2 million. This was primarily due to the decrease in revenue and higher stock-based compensation of $0.4 million, partly offset by lower cost of sales, SG&A expenses, depreciation and amortization and $0.1 million from favorable currency movements.

SBG segment, Recurring Revenue

Set forth below is a breakdown of our SBG recurring revenue. SBG recurring revenue consists principally of SBG participation revenue.

	For the Six-Month Period ended
	Unaudited Jun 30,	Unaudited Jun 30,	Variance
(In £ millions)	2019	2018	2019 vs 2018
				%
SBG Recurring Revenue
Total SBG Revenue	£31.7	£39.7	£(8.0)	(20.1)%

SBG Participation Revenue	£24.6	£27.8	£(3.2)	(11.6)%
SBG Other Fixed Fee Recurring Revenue	£0.5	£0.5	£(0.0)	(2.9)%
Total SBG Recurring Revenue	£25.0	£28.3	£(3.2)	(11.4)%
SBG Recurring Revenue as a Percentage of Total SBG Revenue	78.9%	71.2%	7.7%

For definitions of the terms used in the table above, see the definitions provided under the corresponding “SBG segment, Recurring Revenue” table for the three-month periods ended June 30, 2019 and 2018, set forth earlier in this Management’s Discussion and Analysis section

SBG segment, Service Revenue by Region

Set forth below is a breakdown of our SBG service revenue by geographic region. SBG service revenue consists principally of SBG participation revenue.

Server Based Gaming Service Revenue by Region

	For the Six-Month Period ended				Variance
	Unaudited Jun 30,	Unaudited Jun 30,	Variance		Functional Currency at	Functional	Currency
(In millions)	2019	2018	2019 vs 2018		Constant rate	Currency	Movement

Service Revenue:
UK LBO	$21.9	$29.4	$(7.5)	(25.5)%	$(6.0)	(20.6)%	$(1.4)
UK Other	2.6	3.0	(0.4)	(14.0)%	(0.2)	(8.1)%	(0.2)
Italy	4.3	4.7	(0.4)	(8.2)%	(0.1)	(2.0)%	(0.3)
Greece	8.0	10.4	(2.4)	(23.5)%	(2.0)	(19.2)%	(0.4)
Rest of the World	0.4	0.6	(0.2)	(31.2)%	(0.2)	(26.8)%	(0.0)

Total service revenue	$37.2	$48.1	$(10.9)	(22.7)%	$(8.6)	(17.8)%	$(2.4)

Exchange Rate - $ to £	1.30	1.38

Virtual Sports Segment, Six Months ended June 30, 2019 compared to Six Months ended June 30, 2018

Virtual Sports segment, Key Performance Indicators

Virtuals

	For the Six-Month Period ended
	Unaudited Jun 30,	Unaudited Jun 30,	Variance
	2019	2018	2019 vs 2018
				%

No. of Live Customers at the end of the period	105	95	10	10.5%
Average No. of Live Customers	102	92	10	10.7%
Total Revenue (£'m)	£14.9	£14.2	£0.6	4.4%
Total Virtual Sports Recurring Revenue (£'m)	£13.6	£12.6	£1.0	7.7%
Total Revenue £'m - Retail	£8.2	£8.9	£(0.7)	(7.8)%
Total Revenue £'m - Scheduled Online Virtuals	£5.3	£4.1	£1.2	29.1%
Total Revenue £'m - Interactive	£1.4	£1.3	£0.1	8.9%
Average Revenue Per Customer per day (£)	£797	£855	£(58)	(6.8)%

For definitions of the terms used in the table above, see the definitions provided under the corresponding “Virtual Sports segment, Key Performance Indicators” table for the three-month periods ended June 30, 2019 and 2018, set forth earlier in this Management’s Discussion and Analysis section.

Virtual Sports segment, Recurring Revenue

	For the Six-Month Period ended
	Unaudited Jun 30,	Unaudited Jun 30,	Variance
(In £ millions)	2019	2018	2019 vs 2018
				%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£14.9	£14.2	£0.6	4.4%

Recurring Revenue - Retail and Scheduled Online Virtuals	£12.2	£11.3	£0.9	8.1%
Recurring Revenue - Interactive	£1.3	£1.3	£0.1	4.2%
Total Virtual Sports Recurring Revenue	£13.6	£12.6	£1.0	7.7%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	91.3%	88.4%	2.8%

For definitions of the terms used in the table above, see the definitions provided under the corresponding “Virtual Sports segment, Recurring Revenue” table for the three-month periods ended June 30, 2019 and 2018, set forth earlier in this Management’s Discussion and Analysis section.

Virtual Sports segment, key events that affected results for the Six Months ended June 30, 2019

During the period, we launched two streams of our Rush Football 2 product with The Stars Group brand Betstars. We also launched Rush Football 2 with the Moroccan Lottery via the Intralot platform in approximately 200 venues. In the UK we deployed our Rush Bingo product on a dedicated channel to the Betfred estate of approximately 1,600 venues. We also deployed Virtual Horses, Dogs and Football (Soccer) via our proprietary Virtuals Connect platform with Genting Online. In Ireland, we launched a fourth channel of Virtual Horses with Boylesports. In Romania, we launched Rush Football 2TM with Superbet.

During the period we renewed our contract with Bet365 for a further three years to provide scheduled Virtuals online with the world’s largest online sports betting company with over 35 million customers worldwide.

Inspired was named Virtual Supplier of the Year at the Gaming International Awards held at ICE 2019 and at the EGR B2B awards which were held in June 2019.

During the period our interactive division launched with six new customers, including in New Jersey and the UK. We also launched new content, including Bear MoneyTM and Book of the IrishTM, across the estate, which have performed strongly.

During the period we signed a new contract with the British Columbia Lottery Corporation to supply Virtuals on demand, slots and table content via our proprietary Virgo platform.

The Average Number of Live Customers during the period increased by ten, from 92 to 102. Including the launch of six new Interactive customers, all of which were launched via the NYX platform, taking our Average Number of Live Interactive Customers for the period to 40.

Despite a decrease in Average Revenue per Customer per Day due to the rephasing of the annual contract with a major customer. However, we have extended the contract for a further two-year term and we should see some benefit in the fourth quarter. Virtual Sports recurring revenue as a percentage of total Virtual Sports revenue increased by 2.8% to 91.3%.

Virtual Sports segment, Six Months ended June 30, 2019 compared to Six Months ended June 30, 2018

Virtual Sports

	For the Six-Month Period ended				Variance
	Unaudited Jun 30,	Unaudited Jun 30,	Variance		Functional Currency at	Functional	Currency
(In millions)	2019	2018	2019 vs 2018		Constant rate	Currency	Movement

Service Revenue	$19.2	$19.7	$(0.4)	(2.1)%	$0.9	4.4%	$(1.3)
Cost of Service	(1.9)	(2.6)	0.7	(27.2)%	0.6	(23.4)%	0.1
Selling, general and administrative expenses	(4.3)	(5.3)	1.0	(18.9)%	0.7	(13.5)%	0.3
Stock-based compensation	(0.6)	(0.5)	(0.1)	20.0%	(0.2)	49.2%	0.1
Depreciation and amortization	(2.9)	(3.6)	0.7	(18.4)%	0.4	(11.4)%	0.3
Net operating profit	$9.5	$7.7	$1.9	24.0%	$2.3	30.3%	$(0.5)

Exchange Rate - $ to £	1.30	1.38

Virtual Sports segment revenue. In the period revenue decreased by $0.4 million, or 2.1%, on a reported basis. This decrease includes the impact of adverse currency movements of $1.3 million. On a functional currency at constant rate basis, Virtual Sports revenue increased by $0.9 million, or 4.4%.

This increase was driven by an increase in Virtual Sports land-based and online recurring revenue, due to continued revenue growth in the UK of $0.7 million and Italy of $0.1 million, as well as growth in existing customers and new customer launches in the rest of the world of $0.7 million. Additionally, we generated one-off income during the period from historic recurring revenue previously unreported to us of $0.8 million across Virtual and Interactive customers. This was partly offset by the reduction of long-term Virtual Sports contracts of $0.5 million, which have now been fully amortized and a reduction of $0.4 million due to the rephasing of the annual contract with a major customer. Therefore, underlying revenue increased by $0.9 million.

Virtual Sports segment operating income. Cost of service decreased by $0.7 million, to $1.9 million, on a reported basis. Of this decrease, $0.1 million arose from favorable currency movements. On a functional currency at constant rate basis, cost of service decreased by $0.6 million.

SG&A expenses decreased by $1.0 million on a reported basis. Of this decrease, $0.3 million arose from favorable currency movements. This resulted in a functional currency at constant rate decrease of $0.7 million largely driven by staff-related cost savings of $0.7 million.

Depreciation and amortization decreased by $0.7 million, to $2.9 million, on a reported basis. Of this decrease, $0.3 million was due to favorable currency movements. This resulted in a functional currency at constant rate decrease of $0.4 million, driven by lower amortization of platforms and games due to an impairment of an intangible fixed asset in the prior year.

Operating profit increased by $1.9 million, on a reported basis to $9.5 million, which includes a negative impact of $0.5 million from adverse currency movements. On a functional currency at constant rate basis, this represented an increase of $2.3 million, or 30.3%. This was driven by an increase in revenue, a decrease of cost of service, lower SG&A expenses and lower depreciation and amortization, partly offset by $0.2 million of higher stock-based compensation.

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

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Loss, to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA

	For the Three-Month Period ended
	Unaudited	Unaudited
(In millions)	Jun 30, 2019	Jun 30, 2018

Net loss	$(10.7)	$(4.0)

Items Relating to Legacy Activities:
Pension charges (1)	0.1	0.1

Items outside the normal course of business:
Costs of group restructure (3)	1.1	1.7
Transaction fees (4)	0.7	0.0

Stock-based compensation expense	2.3	1.5

Depreciation and amortization	9.1	10.6
Total other expense, net	6.1	5.6
Income tax	0.1	0.0
Adjusted EBITDA	$8.9	$15.5
Adjusted EBITDA	£6.9	£11.4

Exchange Rate - $ to £ (5)	1.29	1.36

	For the Six-Month Period ended
	Unaudited	Unaudited
(In millions)	Jun 30, 2019	Jun 30, 2018

Net loss	$(15.7)	$(4.5)

Items Relating to Legacy Activities:
Pension charges (1)	0.3	0.3
Litigation Settlement (2)	-	0.3

Items outside the normal course of business:
Costs of group restructure (3)	2.7	1.9
Transaction fees (4)	1.6	0.2

Stock-based compensation expense	4.4	2.7

Depreciation and amortization	18.8	21.7
Total other expense, net	10.5	5.2
Income tax	(0.0)	0.1
Adjusted EBITDA	$22.6	$27.9
Adjusted EBITDA	£17.4	£20.3

Exchange Rate - $ to £ (5)	1.30	1.38

Notes to table:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Central Functions.

(2)	“Litigation Settlement” refers to settlement of an employment related litigation with the former general counsel of Hydra Industries Acquisition Corp.

(3)	“Costs of group restructure” include redundancy costs, Payments In Lieu of Notice costs, any associated employer taxes and costs associated with onerous property leases. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs. These costs were primarily incurred in connection with the property consolidation.

(4)	Transaction fees, Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(5)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions

Reconciliation to Adjusted Revenue

	For the Three-Month Period ended
	Unaudited	Unaudited
(In millions)	Jun 30, 2019	Jun 30, 2018

Net revenues	$26.7	$36.9
Less Nil Margin Sales	-	(0.4)
Adjusted Revenue	$26.7	$36.5

Adjusted Revenue	£20.8	£26.9

Exchange Rate - $ to £	$1.29	$1.36

	For the Six-Month Period ended
	Unaudited	Unaudited
(In millions)	Jun 30, 2019	Jun 30, 2018

Net revenues	$60.4	$74.4
Less Nil Margin Sales	-	(4.0)
Adjusted Revenue	$60.4	$70.4

Adjusted Revenue	£46.6	£51.1

Exchange Rate - $ to £	$1.30	$1.38

We believe that accounting for nil margin hardware sales in conformance with U.S. GAAP can result in a distorted presentation of our revenue and growth. Therefore, we use Revenue Excluding Nil Margin Sales, or Adjusted Revenue, to internally analyze our operating performance.

Liquidity and Capital Resources

Six Months ended June 30, 2019 compared to Six Months ended June 30, 2018

	Period Ended
	Jun 30,	Jun 30,	Variance
(in millions)	2019	2018	2019 to 2018
Net loss	$(15.7)	$(4.5)	$(11.2)
Non-cash interest expense including amortization of fees	0.9	3.9	(3.0)
Change in fair value of derivative and earnout liabilities and stock-based compensation expense	6.8	(1.9)	8.7
Impairment expense	0.0	0.0	0.0
Foreign currency translation on senior bank debt and cross currency swaps	(0.3)	0.0	(0.3)
Depreciation and amortization	18.8	21.7	(2.9)
Other net cash generated/(utilized) by operating activities	9.2	(1.3)	10.5
Net cash provided by operating activities	19.7	17.9	1.8

Net cash used in investing activities	(9.8)	(21.3)	11.5
Net cash generated by financing activities	9.0	2.9	6.1
Effect of exchange rates on cash	(1.2)	(0.3)	(0.9)
Net increase in cash and cash equivalents	$17.7	$(0.8)	$18.5

Net cash provided by operating activities. In the period, net cash inflow generated by operating activities was $19.7 million, compared to $17.9 million inflow in the prior year, representing a $1.8 million improvement in cash generation.

Non-cash interest expense decreased by $3.0 million to $0.9 million. The current period’s non-cash interest expense related to amortization of debt fees incurred in relation to the business refinancing in August 2018 whereas the prior year’s expense related to PIK interest charged on the debt held prior to the refinancing.

Change in fair value of derivative and earnout liabilities and stock-based compensation expense increased by $8.7 million, from an outflow of $1.9 million to an inflow of $6.8 million. Movements in the market value of the stock price resulted in a $5.4 million higher earnout inflow in the current period, a $1.7 million higher inflow relating to stock-based compensation expense and a higher inflow of $1.6 million due to the outflow in the prior period relating to derivative liabilities.

Foreign currency translation on senior bank debt and cross currency swaps following the refinancing on August 14, 2018 resulted in a loss in the period of $0.3 million as a result of the movement in exchange rates during the current period.

Depreciation, amortization and impairment reduced by $2.9 million to a charge of $18.8 million, due principally to lower machine depreciation of $2.0 million and lower development costs and licenses amortization of $0.9 million.

Other net cash generated by operating activities increased by $10.5 million, to a $9.2 million inflow. The strong performance in the first half of the year compared to the prior year was driven by several factors. Improved collection of accounts receivable in the current year $6.3 million and low capital spend resulted in cash growth also aided by favorable timing of payroll payment $1.9 million. The prior year included the build and roll out of the second phase of Greece machines and the subsequent inventory requirement impacted the comparative working capital figures by $1.6 million and payroll taxes due on RSU awards vesting in December 2017 had a $1.3 million working capital impact. The Greece roll out in the prior year also resulted in an increased deferred revenue creditor benefitting the prior year cash generated by operating activities by $4.5 million. The current year has seen an unwind of $2.6 million as the creditor is credited to the profit and loss account.

Net cash used in investing activities. Net cash used in investing activities decreased by $11.5 million to $9.8 million. The decrease was attributable to lower levels of machine spending compared to the prior year which included the Greece roll out and Flex 4k terminal build.

Net cash generated by financing activities. In the current period, net cash generated by financing activities was $9.0 million, compared to a $2.9 million in the prior year. This was due to an increase in the level of revolver utilization in the current year with the intention of enabling a Euro currency purchase to hedge on the Euro purchase price of the proposed acquisition of Novomatic UK’s Gaming Technology Group.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of June 30, 2019, we had liquidity of $33.7 million in cash and cash equivalents. This compares to $10.2 million of cash and cash equivalents plus a further $6.6 million of an undrawn revolver facility at the end of last year. We had a working capital inflow of $9.2 million in 2019, compared to a $1.3 million outflow in the prior year. The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization. In periods with minimal machine volumes and capital spend, our working capital is more stable. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are higher than typical and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Significant amounts of our cash flows from operations arise from our operations in Greece. As of June 30, 2019, $2.9 million of our $33.7 million of cash and cash equivalents had arisen in Greece and was being held in our Greek bank accounts. In the ordinary course of business, we seek from time to time to transfer funds earned in Greece to accounts of ours outside Greece. However, Greece imposes capital controls that may complicate, delay or prevent the flow of capital out of that country. Historically, we have always been able to complete such transfers. Nevertheless, if approvals of our transfers of funds out of Greece are ever materially delayed or prevented, our cash planning and our ability to deploy cash across our operations could be adversely affected.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through August 2020.

The Company has undertaken a review of its operations in order to enable it to reduce its global costs and to more effectively align its resources with its business priorities. In connection with this review, the Company is in the process of consolidating and relocating certain of its operations in the UK and has implemented, and expects to continue to implement, a related reduction in headcount. These changes continue the Company’s prior cost control efforts. Office consolidation expenses are expected to amount to approximately $7.7 million in total, as we expect to incur approximately $2.3 million of capital investment for the new office, and approximately $5.4 million of one-time costs to exit offices. These figures include costs relating to staff redundancy, relocation allowances, travel supplements, dual running costs, recruitment fees of replacement hires and dilapidating old facilities. We expect the majority of these costs to be incurred during 2019.

Long Term and Other Debt

(In millions)	June 30, 2019		June 30, 2018
Cash held	£26.5	$33.7	£7.7	$10.2
Revolver drawn	(7.3)	(9.3)	(12.3)	$(16.3)
Original principal senior debt	(110.0)	(140.0)	(72.5)	$(95.7)
Compounded PIK interest	0.0	0	(12.1)	$(15.9)
PIK interest accrued	0.0	0	(0.5)	$(0.6)
Cash interest accrued	(0.1)	(0.1)	(0.6)	$(0.8)
Finance lease creditors	(0.1)	(0.2)	(0.5)	$(0.7)
Total	£(91.0)	$(115.9)	£(90.8)	$(119.9)

During August 2018, the Company and certain of its subsidiaries entered into a series of transactions that effected the refinancing of the Company’s external borrowings, replacing the Company’s senior term and revolving facilities, originally entered into in 2014, with senior notes of $140.0 million and a revolving credit facility of £7.5 million (equivalent to approximately $9.5 million). The senior notes have a 5-year duration and carry a cash interest rate of 9% plus 3-month LIBOR, and the revolving credit facility has a 3-year duration and carries a cash interest rate on any utilization at 4% plus 3-month LIBOR, with any unutilized amount carrying a 1.4% cash interest cost. In connection with the refinancing, the Company also entered into a three-year, fixed-rate, cross-currency swap. For further information regarding the new external borrowings and the swap, see Note 12 to the Consolidated Financial Statements, “Long Term and Other Debt”.

As of June 30, 2019, the Company had bank facilities of £117.5 million (equivalent to approximately $149.5 million), consisting of a senior term loan facility of £110.0 million (equivalent to $140.0 million) and a revolving credit facility of £7.5 million (equivalent to approximately $9.5 million). As of June 30, 2019, the term loan facility imposed a cash interest rate on outstanding borrowings equal to the base rate margin of 9.00% per annum, plus 3-month LIBOR which at June 30, 2019 was the equivalent of 11.33% per annum which under the cross-currency swaps executed was reduced to a rate of 10.87%. The term loan facility is scheduled to mature on August 13, 2023.

As of June 30, 2018, the Company had bank facilities of £90.0 million (equivalent to approximately $118.1 million), consisting of a senior term loan facility of £72.5 million (equivalent to $95.7 million) and a revolving credit facility of £17.5 million (equivalent to approximately $23.1 million). As of June 30, 2018, the term loan facility imposed a cash interest rate on outstanding borrowings equal to the base rate margin of 7.00% per annum, plus the higher of 3.00% and LIBOR. The current rate at which cash interest accrued was 10.00% per annum. In addition, as of June 30, 2018, the term loan facility imposed PIK interest at a rate of 7.00% per annum on the outstanding borrowings, which amount is added to the total principal outstanding. The term loan facility was fully repaid on August 13, 2018 as part of the series of transactions that effected the refinancing of the Company’s external borrowings.

As of June 30, 2019, the Company had aggregate borrowings under the revolving credit facility of £7.3 million (equivalent to $9.3 million). As of June 30, 2019, the revolving credit facility imposed a cash interest rate on outstanding borrowings equal to the base rate margin of 4.00% per annum, plus LIBOR, and the current rate at which cash interest accrued was 4.72% per annum. In addition, a commitment fee was payable with respect to unutilized borrowing capacity at a rate of 1.40% per annum. The revolving credit facility is scheduled to mature on August 13, 2021. In addition to the revolving credit facility borrowings described above, further amounts under the facility have been used for the Company’s VAT Duty Deferment guarantee and the Company’s credit card program.

As of June 30, 2018, the Company had aggregate borrowings under the revolving credit facility of £12.3 million (equivalent to $16.3 million). As of June 30, 2018, the revolving credit facility imposed a cash interest rate on outstanding borrowings equal to the base rate margin of 5.00% per annum, plus LIBOR, and the current rate at which cash interest accrued was 5.49% per annum. In addition, a commitment fee was payable with respect to unutilized borrowing capacity at a rate of 2.00% per annum. The revolving credit facility was fully repaid on August 13, 2018 as part of the series of transactions that effected the refinancing of the Company’s external borrowings.

In addition to the revolving credit facility borrowings described above, further amounts under the facility have been used for the Company’s VAT Duty Deferment guarantee and the Company’s credit card program. The amount used as of June 30, 2019 and 2018 was $0.2 million.

Debt issuance fees were capitalized at the time the debt was issued. As of June 30, 2019, the amount of debt issuance fees capitalized was $9.2 million, including $2.8 million of original issue discount and $4.2 million of exit premium and the remainder being professional fees incurred from the refinancing. Of the total debt issuance fees capitalized, $1.6 million had been charged by June 30, 2019.

On June 11, 2019, the Company announced that it entered into an agreement to acquire Novomatic UK’s Gaming Technology Group. The acquisition, which is subject to the approvals of regulatory authorities and other customary closing conditions, is expected to close during the third quarter of 2019. The cost of the acquisition, excluding fees, is the Euro equivalent of $120 million. In conjunction with the proposed acquisition, all existing indebtedness of the Company is expected to be refinanced with a £220 million loan (made up of £ and Euro components) and a £20 million revolver facility. Commitments have been obtained for this financing, which is expected to provide a lower cost of debt for the group with an extended maturity date.

Debt Covenants

Under our debt facilities in place as of June 30, 2019, we are subject to covenant testing at quarterly intervals. The covenant testing is set at the level of Inspired Entertainment Inc., the ultimate holding company, and consists of a test on Leverage (Consolidated Total Debt/Consolidated Adjusted EBITDA). A further covenant test of Fixed Charge Coverage Ratio (Net Cash Provided by Operating Activities/Calculation of Consolidated Fixed Charges) is required, commencing on September 30, 2019. These are measured under U.S. GAAP. In addition to the quarterly tests, there is the requirement that the minimum liquidity not be less than $5.0 million.

Under our debt facilities in place as of June 30, 2018, we were subject to covenant testing at quarterly intervals. The covenant testing was set at the level of DMWSL 631 Limited, an intermediate holding company above all trading companies, and consisted of tests on Leverage (Net Debt/EBITDA), Interest Cover (EBITDA/Interest Costs) and Super Senior Leverage (Net Debt + Revolver/EBITDA). These were measured under UK generally accepted accounting principles. In addition to the quarterly tests, there was an annual requirement that no more than £3 million be spent on non-machine capital additions, excluding labor capitalization. All of our operations are included within the DMWSL 631 Limited group, except for certain overhead and director fees and expenses, non-recurring costs relating to the Business Combination and the movement in stock-based compensation expense and fair values on earnout and derivative liabilities. The costs of these items in the period ended June 30, 2018 were $4.8 million, $0.6 million and -$5.7 million.

There were no breaches of the debt covenants in the periods ended June 30, 2019 and June 30, 2018.

Liens and Encumbrances

As of June 30, 2019, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Contractual Obligations

As of June 30, 2019, our contractual obligations were as follows:

Contractual Obligations (in millions)	Total	Less than 1 yr	1-3 years	3-5 years	More than 5 yrs
Operating activities
Interest on long term debt (net of cross currency swaps)	$31.6	$0.7	$12.8	$18.1	$-

Financing activities
Revolver repayment	9.3	9.3	-	-	-
Senior bank debt - principal repayment	140.0	-	-	140.0	-

Cross currency swaps in respect of interest on long term debt	34.8	15.5	19.3	-	-
Finance lease payments	0.2	0.2	-	-	-
Interest on non-utilisation fees	0.3	0.1	0.2	-	-
Total	$216.2	$25.8	$32.3	$158.1	$-

Recent US Tax Law Changes

In light of the recent US tax reforms and specifically those around GILTI (Global Intangible Low Taxed Income), we may be required to pay additional US corporate income tax beginning in the year ending December 31, 2021 due to the location of assets and tax losses brought forward in the UK.

Off-Balance Sheet Arrangements

As of June 30, 2019, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenue and expenses, and our disclosure of commitments and contingencies at the date of the consolidated financial statements. On an on-going basis, we evaluate our estimates and judgments. We base our estimates and judgments on a variety of factors, including our historical experience, knowledge of our business and industry and current and expected economic conditions, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

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

Interest Rate Risk

We have external borrowings that are subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2019, we had £110.0 million ($140.0 million) of senior bank debt that is subject to a floating interest rate charge that can vary with the 3-month LIBOR rate. If the floating interest rates increased by 1%, the additional interest charge would be approximately $0.7 million. If the floating interest rates increased by 5%, the additional interest charge would be approximately $3.5 million.

In connection with its August 2018 debt refinancing, the Company also entered into a three-year, fixed-rate, cross-currency swap which is designed to negate the impact of any interest rate increases. For further information regarding the new external borrowings and the swap, see Note 12 to the Consolidated Financial Statements, “Long Term and Other Debt”.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net assets total approximately $2.2 million and our US Dollar functional currency net liabilities total approximately $141.0 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of June 30, 2019 would result in translation adjustments of approximately $0.2 million and $14.1 million, respectively, recorded in other comprehensive loss. Of the $141.0 million, cross-currency swaps have been executed on $140.0 million to mitigate the risk of adverse movements in the value of the US Dollar relative to GBP which would reduce the translation adjustment impact.

Included within our trading results are earnings outside of our functional currency. Retained earnings earned in Euros and in US Dollars in the period ended June 30, 2019 were €0.5 million and $9.3 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of June 30, 2019 would result in translation adjustments of approximately $0.0 million and $0.8 million, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results by approximately $0.7 million and would result in translation adjustments of approximately $12.0 million, recorded in other comprehensive loss.

In connection with its August 2018 debt refinancing, the Company also entered into a three-year, fixed-rate, cross-currency swap.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2019, the end of the period covered by this Report.

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

ITEM 1A. RISK FACTORS

The risk factors set forth below update the corresponding risk factor in our Annual Report on Form 10-K for the year ended September 30, 2018 and sets forth certain additional risk factors. You should carefully consider the risk factors discussed below and in our most recent Annual Report on Form 10-K, which could materially affect our business, financial position and results of operations.

We rely on a relatively small number of customers for a significant portion of our sales, and the loss of, or material reduction in, sales to any of our top customers could have an adverse effect on our business, results of operations, financial condition and prospects.

Certain key customers, including certain UK, Italian and Greek SBG terminal customers and certain Virtual Sports customers, make a significant contribution to our revenues and profitability. Our top ten customers generated approximately 75% of total revenues in each of the three and six months ended June 30, 2019, respectively. During the three months ended June 30, 2019, there were three customers that each represented at least 10% of our revenues, accounting for 19%, 16% and 10% of our revenues, respectively. During the six months ended June 30, 2019, there were three customers that each represented at least 10% of our revenues, accounting for 21%, 15% and 11% of our revenues, respectively. We expect that these customers will continue to represent a significant portion of our sales in the future. The loss of any of our top customers, whether through contract expiry and non-renewal, breach of contract or other factors could materially adversely affect our revenues or return on capital and leave us with surplus terminals. Moreover, if any of these customers experience reduced revenue, such reduction could adversely affect any revenue-sharing arrangements we may have with those customers, reduce our own revenues and adversely affect our financial results.

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

We are a global business and derived substantially all of our revenue outside the United States during the three and six months ended June 30, 2019. During the three months ended June 30, 2019, we earned approximately 58% of our revenue in the UK, 18% in Greece, 16% in Italy and the remaining 8% across the rest of the world. During the six months ended June 30, 2019, we earned approximately 62% of our revenue in the UK, 16% in Greece, 14% in Italy and the remaining 8% across the rest of the world. Our business in foreign markets subjects us to risks customarily associated with such operations, including:

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

The U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017. The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, lowering the U.S. statutory federal tax rate to 21%. The Tax Act also adds many new provisions, including a tax on global intangible low-taxed income (“GILTI”). The changes included in the Tax Act are broad and complex. In light of the changes set forth in the Tax Act, and specifically GILTI, we may be required to pay additional U.S. corporate income tax beginning in the year ending December 31, 2021 due to the location of assets and tax losses brought forward in the UK. There can be no assurance that future changes to U.S. tax laws will not result in additional costs to the Company.

Risks Related to the Acquisition of the Novomatic UK Gaming Technology Group

The completion of our proposed acquisition of the Gaming Technology Group of Novomatic UK Ltd. (“Novomatic”), which we refer to as the Acquisition, is subject to conditions and if these conditions are not satisfied or waived, the Acquisition will not be completed. Failure to consummate the Acquisition could negatively impact our stock price and our future business and financial results.

On June 11, 2019, we announced that our indirect wholly owned subsidiary, Inspired Gaming (UK) Ltd. (the “Buyer”), had entered into a Share Purchase Agreement (the “SPA”) with Novomatic, pursuant to which the Buyer agreed to purchase the Gaming Technology Group of Novomatic (the “Acquired Companies”). Consummation of the Acquisition is subject to the satisfaction of certain closing conditions, including, among others: (i) no event or circumstance (or combination thereof) occurring (a) on or after the date of the SPA or (b) before the date of the SPA and which would have constituted a breach of certain of Novomatic’s representations and warranties but which the Buyer was not aware of, which (in each case) is, or is reasonably likely to be materially adverse (i.e., being of a value of at least 20% of the Acquired Companies’ 2018 revenue after taking into account certain adjustments) to the business, operations, assets, liabilities or financial condition, results or prospects of the Acquired Companies and their subsidiaries taken as a whole, taking into account only events or circumstances to the extent that they have a disproportionate effect on the Acquired Companies and their subsidiaries compared to other participants in the industries in which the Acquired Companies operate (a “material adverse change”) and (ii) the occurrence of any of the following by March 11, 2020: confirmation from the UK Competition and Markets Authority (the “CMA”) that it does not intend to launch a merger inquiry where the CMA does launch a Phase 1 merger inquiry, determination by the CMA that it is not under a duty to refer the Acquisition to an in-depth investigation (a “Phase 2 Reference”); the Buyer receiving confirmation there will not be a Phase 2 Reference following acceptance by the CMA of undertakings proposed by the Buyer; or where the CMA launches a Phase 2 reference, the Buyer receiving written confirmation from the CMA that the Acquisition is not expected to result in a substantial lessening of competition (the “Competition Condition”).

The failure of one or more of the required conditions to be satisfied could delay the completion of the Acquisition for a significant period of time or prevent it from occurring, and we cannot otherwise guarantee that we will be able to complete the Acquisition. If the Acquisition is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Acquisition, we will be subject to a number of risks, including the following:

●	the price of our common stock may reflect a market assumption that the Acquisition will occur, meaning that a failure to complete the Acquisition could result in a decline in the price of our common stock;

●	time and resources, financial and other, committed by our management to matters relating to the Acquisition could otherwise have been devoted to pursuing other potentially beneficial opportunities for our company;

●	we may experience negative reactions from the financial markets or from our customers or employees; and

●	we will be required to pay our respective costs relating to the Acquisition, including legal, accounting, financial advisory, and other fees, whether or not the Acquisition is completed.

We also could be subject to litigation related to any failure to complete the Acquisition or to perform our obligations under the SPA, or related to any enforcement proceeding commenced against us. If the Acquisition is not consummated, these risks may materialize and may adversely affect our business, financial results and stock price.

We will incur substantial direct and indirect costs as a result of the Acquisition.

We will incur substantial expenses in connection with and as a result of completing the Acquisition and, over a period of time following the completion of the Acquisition, we expect to incur substantial additional expenses in connection with coordinating the businesses, operations, policies and procedures of the combined company. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.

Combining the two companies may be more difficult, costly or time consuming than we anticipate and we may not realize the intended benefits of the Acquisition.

The businesses that comprise the Gaming Technology Group have been operated by Novomatic within a number of separate subsidiary entities and until the completion of the Acquisition, will continue to operate independently of us. These businesses have had their own corporate cultures, location, employees and systems. The success of the Acquisition, including anticipated benefits, will depend, in part, on our ability to successfully combine and integrate our business with the Gaming Technology Group. As a result of the Acquisition, we will operate our existing business, along with the Gaming Technology Group, as one combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. There may be substantial difficulties, costs and delays involved in the integration of our business with the Gaming Technology Group, including as a result of challenges relating to the diversion of management’s attention from our ongoing business, the possibility of faulty assumptions underlying expectations regarding the integration process, retaining and attracting business and operational relationships, eliminating duplicative operations and inconsistent standards and procedures and increased or unforeseen liabilities or costs relating to the Acquisition or the Gaming Technology Group. If we experience difficulties with the integration process, the anticipated benefits of the Acquisition may not be realized fully or at all, or may take longer to realize than expected, which could materially and adversely affect our business, financial condition and results of operations.

If goodwill or other intangible assets that we record in connection with the Acquisition become impaired, our financial position in future periods could be negatively impacted.

In connection with the accounting for the Acquisition, it is expected that we will record a significant amount of intangible assets and may also record goodwill. Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Events giving rise to impairment are an inherent risk in the gaming industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Share Purchase Agreement, dated June 11, 2019, by and between Inspired Gaming (UK) Limited and Novomatic UK Ltd., incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company, filed on June 11, 2019.
10.1	Commitment Letter, dated June 11, 2019, by and among Gaming Acquisitions Limited, Nomura International plc and Macquarie Corporate Holdings Pty Limited (UK Branch), incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on June 11, 2019.
10.2	Amendment, dated April 24, 2019, to Revolving Facility Agreement dated August 13, 2018, among Inspired Entertainment, Inc., the Parties Listed as Original Borrowers, the Parties Listed as Original Guarantors, Lloyds Bank PLC and Cortland Capital Market Services LLC, as Security Agent, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company, filed on May 10, 2019.
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: August 12, 2019	/s/ A. Lorne Weil
Name: A. Lorne Weil
Title: Executive Chairman
(Principal Executive Officer)

Date: August 12, 2019	/s/ Stewart F.B. Baker
Name: Stewart F.B. Baker
Title: Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)