Form 10-Q
period 2019-09-30
Inspired Entertainment, Inc.
filed 2019-11-12
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, there were 22,818,071 shares of the Company’s common stock issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30, 2019	September 30, 2018
	(Unaudited)
Assets
Current assets
Cash	$29.6	$22.5
Accounts receivable, net	10.0	14.3
Inventory, net	5.1	5.2
Fair value of hedging instrument	0.6	0.8
Prepaid expenses and other current assets	11.7	15.8
Corporate tax and other taxes receivable	1.0	—
Total current assets	58.0	58.6

Property and equipment, net	28.5	45.7
Software development costs, net	36.8	40.0
Other acquired intangible assets subject to amortization, net	2.3	5.7
Goodwill	43.3	45.8
Other assets	6.5	12.1
Total assets	$175.4	$207.9

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$13.0	$14.4
Accrued expenses	15.2	14.3
Earnout liability	—	8.0
Corporate tax and other current taxes payable	1.1	2.0
Deferred revenue, current	9.3	9.2
Other current liabilities	3.5	3.9
Current portion of long-term debt	9.0	—
Current portion of capital lease obligations	0.1	0.5
Total current liabilities	51.2	52.3

Long-term debt	132.8	131.2
Capital lease obligations, net of current portion	—	0.1
Deferred revenue, net of current portion	17.9	23.9
Derivative liability	0.5	7.8
Other long-term liabilities	4.8	5.1
Total liabilities	207.2	220.4

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Series A Junior Participating Preferred stock; $0.0001 par value; 1,000,000 shares authorized; 49,000 shares designated; no shares issued and outstanding at September 30, 2019 and 2018	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 22,193,955 shares and 20,860,591 shares issued and outstanding at September 30, 2019 and 2018, respectively	—	—
Additional paid in capital	345.3	328.5
Accumulated other comprehensive income	51.3	58.5
Accumulated deficit	(428.4)	(399.5)
Total stockholders’ deficit	(31.8)	(12.5)
Total liabilities and stockholders’ deficit	$175.4	$207.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Service	$23.8	$32.8	$80.2	$100.6
Hardware	2.8	2.8	6.8	9.4
Total revenue	26.6	35.6	87.0	110.0

Cost of sales, excluding depreciation and amortization:
Cost of service	(4.7)	(5.5)	(15.4)	(17.4)
Cost of hardware	(2.3)	(1.1)	(4.9)	(7.3)
Selling, general and administrative expenses	(11.5)	(12.8)	(39.0)	(43.7)
Stock-based compensation expense	(2.2)	(1.5)	(6.6)	(4.2)
Impairment expense	—	(7.7)	—	(7.7)
Acquisition and integration related transaction expenses	(3.3)	(0.1)	(4.9)	(0.3)
Depreciation and amortization	(8.3)	(10.6)	(27.1)	(32.3)
Net operating loss	(5.7)	(3.7)	(10.9)	(2.9)

Other (expense) income
Interest income	0.0	0.1	0.1	0.2
Interest expense	(4.4)	(5.4)	(12.9)	(15.7)
Change in fair value of earnout liability	—	0.9	(2.3)	4.0
Change in fair value of derivative liability	2.9	(7.3)	2.8	(5.8)
Other finance income (expense)	(1.2)	3.5	(0.9)	3.9

Total other expense, net	(2.7)	(8.2)	(13.2)	(13.4)

Loss before income taxes	(8.4)	(11.9)	(24.1)	(16.3)
Income tax expense	(0.1)	—	(0.1)	(0.1)
Net loss	(8.5)	(11.9)	(24.2)	(16.4)

Other comprehensive (loss)/income:
Foreign currency translation gain	0.5	—	0.7	0.1
Change in fair value of hedging instrument	3.1	0.3	3.4	0.3
Reclassification of gain on hedging instrument to comprehensive income	(3.4)	(0.3)	(4.5)	(0.3)
Actuarial (losses) gains on pension plan	(3.1)	2.9	(4.2)	7.2
Other comprehensive (loss)/income	(2.9)	2.9	(4.6)	7.3

Comprehensive loss	$(11.4)	$(9.0)	$(28.8)	$(9.1)

Net loss per common share – basic and diluted	$(0.38)	$(0.57)	$(1.11)	$(0.79)

Weighted average number of shares outstanding during the period – basic and diluted	22,193,955	20,860,591	21,790,075	20,858,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD OCTOBER 1, 2018 TO SEPTEMBER 30, 2019

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance at October 1, 2018	20,860,591	$—	$328.5	$58.5	$(399.5)	$(12.5)
Foreign currency translation adjustments	—	—	—	—	—	—
Actuarial losses on pension plan	—	—	—	(2.8)	—	(2.8)
Change in fair value of hedging instrument	—	—	—	2.6	—	2.6
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(2.4)	—	(2.4)
Shares issued upon net settlement of RSUs	9,806	—	—	—	—	—
Stock-based compensation expense	—	—	1.4	—	—	1.4
Net loss	—	—	—	—	(4.7)	(4.7)
Balance at December 31, 2018	20,870,397	$—	$329.9	$55.9	$(404.2)	$(18.4)
Foreign currency translation adjustments	—	—	—	(0.5)	—	(0.5)
Actuarial gains on pension plan	—	—	—	0.9	—	0.9
Change in fair value of hedging instrument	—	—	—	(2.1)	—	(2.1)
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	1.5	—	1.5
Shares issued on earnout	1,323,558	—	8.6	—	—	8.6
Stock-based compensation expense	—	—	1.7	—	—	1.7
Net loss	—	—	—	—	(5.0)	(5.0)
Balance at March 31, 2019	22,193,955	$—	$340.2	$55.7	$(409.2)	$(13.3)
Foreign currency translation adjustments	—	—	—	0.7	—	0.7
Actuarial losses on pension plan	—	—	—	(2.0)	—	(2.0)
Change in fair value of hedging instrument	—	—	—	2.4	—	2.4
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(2.6)	—	(2.6)
Conversion of awards previously classified as derivatives	—	—	0.8	—	—	0.8
Stock-based compensation expense	—	—	2.1	—	—	2.1
Net loss	—	—	—	—	(10.7)	(10.7)
Balance at June 30, 2019	22,193,955	$—	$343.1	$54.2	$(419.9)	$(22.6)
Foreign currency translation adjustments	—	—	—	0.5	—	0.5
Actuarial losses on pension plan	—	—	—	(3.1)	—	(3.1)
Change in fair value of hedging instrument	—	—	—	3.1	—	3.1
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(3.4)	—	(3.4)
Stock-based compensation expense	—	—	2.2	—	—	2.2
Net loss	—	—	—	—	(8.5)	(8.5)
Balance at September 30, 2019	22,193,955	$—	$345.3	$51.3	$(428.4)	$(31.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (CONTINUED)

FOR THE PERIOD OCTOBER 1, 2017 TO SEPTEMBER 30, 2018

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	(deficit)

Balance at October 1, 2017	20,402,602	$—	$323.5	$53.1	$(378.9)	$(2.3)
Foreign currency translation adjustments	—	—	—	0.1	—	0.1
Actuarial losses on pension plan	—	—	—	(2.0)	—	(2.0)
Shares issued on exercise of warrants	50	—	—	—	—	—
Shares issued upon cashless exercise of RSUs	445,723	—	(1.1)	—	—	(1.1)
Stock-based compensation expense	—	—	0.8	—	—	0.8
Reclassification of RSUs to derivative liability due to modification	—	—	(1.5)	—	—	(1.5)
Net loss	—	—	—	—	(4.2)	(4.2)
Balance as of December 31, 2017	20,848,375	$—	$321.7	$51.2	$(383.1)	$(10.2)
Foreign currency translation adjustments	—	—	—	0.3	—	0.3
Actuarial gains on pension plan	—	—	—	1.3	—	1.3
Shares issued upon cashless exercise of RSUs	12,216	—	—	—	—	—
Stock-based compensation expense	—	—	1.0	—	—	1.0
Reclassification of RSUs from derivative liability due to stockholder approval of equity plan	—	—	2.8	—	—	2.8
Net loss	—	—	—	—	(0.5)	(0.5)
Balance as of March 31, 2018	20,860,591	—	325.5	52.8	(383.6)	(5.3)
Foreign currency translation adjustments	—	—	—	(0.2)	—	(0.2)
Actuarial gains on pension plan	—	—	—	3.0	—	3.0
Stock-based compensation expense	—	—	1.5	—	—	1.5
Net loss	—	—	—	—	(4.0)	(4.0)
Balance as of June 30, 2018	20,860,591	$—	$327.0	$55.6	$(387.6)	$(5.0)
Foreign currency translation adjustments	—	—	—	—	—	—
Actuarial gains on pension plan	—	—	—	2.9	—	2.9
Change in fair value of hedging instrument	—	—	—	0.3	—	0.3
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(0.3)	—	(0.3)
Stock-based compensation expense	—	—	1.5	—	—	1.5
Net loss	—	—	—	—	(11.9)	(11.9)
Balance as of September 30, 2018	20,860,591	$—	328.5	$58.5	$(399.5)	(12.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(24.2)	$(16.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27.1	32.3
Stock-based compensation expense	6.6	4.2
Change in fair value of derivative liability	(2.8)	5.8
Change in fair value of earnout liability	2.3	(4.0)
Impairment expense	—	7.7
Foreign currency translation on senior bank debt	4.8	(3.4)
Foreign currency translation on cross currency swaps	(3.8)	—
Non-cash interest expense relating to senior debt	1.4	4.8
Changes in assets and liabilities:
Accounts receivable	1.0	(2.6)
Inventory	(0.3)	(1.0)
Prepaid expenses and other assets	4.4	3.0
Corporate tax and other current taxes payable	(1.8)	(0.8)
Accounts payable	8.5	3.9
Deferred revenues and customer prepayment	(4.3)	3.6
Accrued expenses	3.3	1.8
Other long-term liabilities	0.2	(4.5)
Net cash provided by operating activities	22.4	34.4

Cash flows from investing activities:
Purchases of property and equipment	(4.9)	(21.9)
Purchases of capital software	(11.6)	(14.2)
Net cash used in investing activities	(16.5)	(36.1)

Cash flows from financing activities:
Proceeds from issuance of revolver and long-term debt	9.3	140.0
Repayments of revolver and long-term debt	—	(122.1)
Payment of financing costs	—	(4.6)
Repayments of capital leases	(0.3)	(0.4)
Net cash provided by financing activities	9.0	12.9

Effect of exchange rate changes on cash	(1.3)	0.3
Net increase in cash	13.6	11.5
Cash, beginning of period	16.0	11.0
Cash, end of period	$29.6	$22.5

Supplemental cash flow disclosures
Cash paid during the period for interest	$12.5	$10.4
Cash paid during the period for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital reclassified from derivative liability	$0.8	$2.8
Senior debt exit premium	$—	$4.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

On October 1, 2019, the Company completed the acquisition of the Gaming Technology Group (“NTG”) of Novomatic UK Ltd., a division of Novomatic Group, a leading international supplier of gaming equipment and solutions (see Note 27).

Management Liquidity Plans

As of September 30, 2019, the Company’s cash on hand was $29.6 million and the Company had working capital of $6.8 million. As of September 30, 2019, $2.4 million of our cash on hand had arisen from our operations in Greece and was being held in local accounts. In the ordinary course of business, we seek, from time to time, to transfer funds earned in Greece to our accounts outside of Greece. However, Greece imposes capital controls that can delay or prevent the flow of capital out of the country. The Company recorded net losses of $24.2 million and $16.4 million for the nine months ended September 30, 2019 and 2018, respectively. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Working capital of $6.8 million includes a non-cash settled item of $9.3 million of deferred income. Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings, including the new senior facility agreement as discussed in Note 27, will be sufficient to fund the Company’s net cash requirements through November 2020.

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

On September 24, 2018, the Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31 commencing with the year ending December 31, 2019. As such, our last completed fiscal year ended on September 30, 2018, the three-month period from October 1, 2018 to December 31, 2018 was a transitional period and the nine-month period from January 1, 2019 to September 30, 2019 is the first nine months of fiscal 2019.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the periods ended September 30, 2018 and 2017. The financial information as of September 30, 2018 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K filed with the SEC on December 10, 2018. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers” (“ASC 606”) as of January 1, 2019 using the modified retrospective method. This method allows the Company to apply ASC 606 to new contracts entered into after January 1, 2019, and to its existing contracts for which revenue earned through December 31, 2018 has been recognized under the guidance in effect prior to the effective date of ASC 606. The revenue recognition processes the Company applied prior to adoption of ASC 606 align with the recognition and measurement guidance of the new standard, therefore adoption of ASC 606 did not require a cumulative adjustment to opening equity.

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

Disaggregation of revenue

Information on disaggregation of revenue is included in Note 25 “Segment Reporting and Geographic Information.”

2.	Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2019	September 30, 2018
	(in millions)
Trade receivables	$12.2	$17.8
Less: long-term receivable recorded in other assets	(1.6)	(2.2)
Other receivables	0.1	0.1
Allowance for doubtful accounts	(0.7)	(1.4)
Total accounts receivable, net	$10.0	$14.3

3.	Inventory

Inventory consists of the following:

	September 30, 2019	September 30, 2018
	(in millions)
Component parts	$3.7	$3.6
Finished goods	1.4	1.6
Total inventories	$5.1	$5.2

Component parts include parts for gaming terminals. Included in component parts are reserves for excess and slow-moving inventory of $0.2 million and $0.5 million as of September 30, 2019 and 2018, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

4.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	September 30, 2019	September 30, 2018
	(in millions)
Prepaid expenses and other assets	$4.3	$5.0
Unbilled accounts receivable	7.4	10.8
Total prepaid expenses and other assets	$11.7	$15.8

5.	Property and Equipment, net

	September 30, 2019	September 30, 2018
	(in millions)
Short-term leasehold property	$0.3	$0.4
Video lottery terminals	113.1	121.7
Construction in progress	0.3	—
Computer equipment	8.4	8.7
Plant and machinery	2.0	2.5
	124.1	133.3
Less: accumulated depreciation and amortization	(95.6)	(87.6)
	$28.5	$45.7

Depreciation and amortization expense amounted to $3.7 million and $4.7 million for the three months ended September 30, 2019 and 2018, respectively, and $12.9 million and $15.5 million for the nine months ended September 30, 2019 and 2018, respectively.

6.	Software Development Costs, net

Software development costs, net consisted of the following:

	September 30, 2019	September 30, 2018
	(in millions)
Software development costs	$109.5	$100.9
Less: accumulated amortization	(72.7)	(60.9)
	$36.8	$40.0

During the three months ended September 30, 2019 and 2018, the Company capitalized $3.7 million and $4.6 million of software development costs, respectively. During the nine months ended September 30, 2019 and 2018, the Company capitalized $11.1 million and $13.4 million of software development costs, respectively. Amounts in the above table include $1.0 million and $1.3 million of internal use software at September 30, 2019 and 2018, respectively.

The total amount of software costs amortized was $3.8 million and $5.1 million for the three months ended September 30, 2019 and 2018, respectively, and $11.8 million and $14.2 million for the nine months ended September 30, 2019 and 2018, respectively. Software costs written down to net realizable value amounted to $0.0 million and $5.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.0 million and $5.4 million for the nine months ended September 30, 2019 and 2018, respectively. The weighted average amortization period was 3.1 years for the three and nine months ended September 30, 2019 and 3.1 years and 3.2 years for the three and nine months ended September 30, 2018, respectively.

The estimated software amortization expense for the years ending December 31 are as follows:

Year ending December 31, (in millions)
2019 (three months)	$4.5
2020	15.7
2021	9.5
2022	4.5
2023	1.8
Thereafter	0.8
Total	$36.8

7.	Intangible Assets and Goodwill

The following tables present certain information regarding our intangible assets. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives of ten years with no estimated residual values, which materially approximates the expected pattern of use.

	September 30, 2019	September 30, 2018
	(in millions)
Trademarks	$16.7	$17.6
Customer relationships	14.2	15.1
	30.9	32.7
Less: accumulated amortization	(28.6)	(27.0)
	$2.3	$5.7

Aggregate intangible asset amortization expense amounted to $0.8 million for the three months ended September 30, 2019 and 2018 and $2.4 million and $2.6 million for the nine months ended September 30, 2019 and 2018, respectively.

The estimated intangible asset amortization expense for the years ending December 31 are as follows:

Year ending December 31, (in millions)
2019 (three months)	$0.8
2020	1.5
Total	$2.3

Goodwill

The difference in the carrying amount of goodwill at September 30, 2019 and 2018 (amounting to $2.5 million), as reported in the accompanying unaudited interim condensed consolidated balance sheets, is attributable to foreign currency translation adjustments.

8.	Other Assets

Other assets consist of the following:

	September 30, 2019	September 30, 2018
	(in millions)
Pension surplus	$—	$5.3
Long term receivables	1.6	2.2
Fair value of hedging instrument	2.0	—
Long term prepaid expenses and other assets	2.9	4.6
	$6.5	$12.1

9.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2019	September 30, 2018
	(in millions)
Direct costs of sales	$3.7	$4.4
Payroll and related costs	3.9	3.1
Accrued corporate cost expenses	1.1	3.2
Asset retirement obligations	0.9	0.5
Contract termination costs	0.1	—
Interest payable - cash	—	0.1
Other creditors	5.5	3.0
	$15.2	$14.3

10.	Contract Liabilities and Other Disclosures

The following table summarizes the changes in contract liabilities:

Deferred Income
(in millions)
Balance at October 1, 2018	$(33.1)
Revenue recognized	11.8
Revenue deferred	(8.2)
Foreign currency translation adjustments	2.3
Balance at September 30, 2019	$(27.2)

Deferred Income
(in millions)
Balance at October 1, 2017	$(27.3)
Revenue recognized	10.6
Revenue deferred	(16.9)
Foreign currency translation adjustments	0.5
Balance at September 30, 2018	$(33.1)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $9.4 million and $7.7 million for the nine months ended September 30, 2019 and the year ended September 30, 2018, respectively.

The following table summarizes contract related balances (other than deferred income disclosed above):

	Accounts Receivable	Unbilled Accounts Receivable	Customer Prepayments and Deposits
	(in millions)
At October 1, 2018	$17.8	$10.8	$(3.7)
At September 30, 2019	$12.2	$7.4	$(3.2)

	Accounts Receivable	Unbilled Accounts Receivable	Customer Prepayments and Deposits
	(in millions)
At October 1, 2017	$25.5	$9.5	$(4.3)
At September 30, 2018	$17.8	$10.8	$(3.7)

11.	Other Liabilities

Other liabilities consist of the following:

	September 30, 2019	September 30, 2018
	(in millions)
Customer prepayments and deposits	$3.2	$3.7
Fair value of hedging instrument	0.3	0.2
Total other liabilities, current	3.5	3.9
Other payables, net of current portion	—	0.5
Asset retirement obligations	0.2	0.4
Pension liability	0.4	—
Senior debt exit premium	4.2	4.2
Total other liabilities, long-term	4.8	5.1
	$8.3	$9.0

12.	Long Term and Other Debt

As of September 30, 2019, the Company’s debt included $140.0 million of senior notes issued under a Note Purchase Agreement and Guaranty dated August 13, 2018 (the “NPA”) with a 5-year duration and a cash interest rate of 9% plus 3-month LIBOR borrowings under a revolving credit facility (the “2018 Revolving Facility Agreement”) with a 3-year duration and a cash interest rate on any utilization at 4% plus 3-month LIBOR, with any unutilized amount carrying a 1.4% cash interest cost (the NPA, together with the 2018 Revolving Credit Facility, the “Existing Financing”). As of September 30, 2019, the Company also had a 3-year, fixed-rate, cross-currency swap with respect to the NPA (see Note 13).

In connection with the acquisition of NTG, the Company entered into a new senior facilities agreement dated September 27, 2019 (“SFA”) and used a portion of the loans available under the SFA to prepay and terminate the Existing Financing on October 1, 2019 (see Note 27). The termination of the NPA carried a prepayment premium of 3.00% of the amount repaid or prepaid, or $4.2 million, which is included in other long term liabilities in the accompanying condensed consolidated balance sheet. No prepayment premium applies to the 2018 Revolving Facility Agreement. In addition, on October 1, 2019, the Company terminated the 3-year, fixed-rate, cross-currency swap.

The new term loans have a 5-year duration and are repayable in full on October 1, 2024. The £140.0 million ($172.5 million) loan carries a cash interest rate of 7.25% plus 3-month LIBOR, the €90.0 million ($98.1 million) loan carries a cash interest rate of 6.75% plus a 3-month EUROLIBOR. The £20.0 million revolving credit facility is available until September 1, 2024 and carries a cash interest rate on any utilization at 5.50% plus 3-month LIBOR, with any unutilized amount carrying a cash interest cost at 30% of the applicable margin on the revolving credit facility loan.

During the nine months ended September 30, 2019, the Company borrowed the full amount available under the 2018 Revolving Credit Facility, for an aggregate amount outstanding of $9.0 million at September 30, 2019, which is included in current portion of long-term debt in the accompanying condensed balance sheet.

Outstanding Debt and Capital Leases

The following reflects outstanding debt and capital leases as of the dates indicated below:

	Principal	Unamortized deferred financing charge	Book value, September 30, 2019
	(in millions)
Senior bank debt	$149.0	$(7.2)	$141.8
Capital leases and hire purchase contract	0.1	—	0.1
Total long-term debt outstanding	149.1	(7.2)	141.9
Less: current portion of long-term debt	(9.1)	—	(9.1)
Long-term debt, excluding current portion	$140.0	$(7.2)	$132.8

	Principal	Unamortized deferred financing charge	Book value, September 30, 2018
	(in millions)
Senior bank debt	$140.0	$(8.7)	$131.3
Capital leases and hire purchase contract	0.5	—	0.5
Total long-term debt outstanding	140.5	(8.7)	$131.8
Less: current portion of long-term debt	(0.5)	—	(0.5)
Long-term debt, excluding current portion	$140.0	$(8.7)	$131.3

The Company is in compliance with all relevant financial covenants and the long term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt as of September 30, 2019 matures as follows:

Fiscal period:	Senior bank debt	Capital leases and hire purchase contract	Total
	(in millions)
2019	$9.0	$0.1	$9.1
2020	—	—	—
2021	—	—	—
2022	—	—	—
2023	140.0	—	140.0
Total	$149.0	$0.1	$149.1

13.	Derivatives and Hedging Activities

As of September 30, 2019, the Company was party to a 3-year, fixed-rate, cross-currency swap with Nomura Global Financial Products Inc. which swapped the principal and interest payments that would be payable in USD under the NPA to Euros (“EUR”), in part, and GBP, in part. Specifically, with respect to the principal payments 1/3 of the payments would be swapped from USD to EUR and 2/3 of the payments from USD to GBP. Additionally, with respect to the interest payments 1/3 would be swapped from USD to GBP and 2/3 from USD to EUR. The swap provided for a foreign exchange rate of $1.13935 USD per €1 EUR and $1.27565 USD per £1 GBP.

In connection with the entry into the SFA, on October 1, 2019, the Company terminated the 3-year, fixed-rate, cross-currency swap (see Note 27).

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

As of September 30, 2019 and 2018, the Company had the following outstanding derivatives designated as cash flow hedges that were used to hedge both interest rate risk and foreign exchange risk:

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

As of September 30, 2019 and 2018, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Foreign Currency Derivative	Number of Instruments	Pay Fixed Notional		Receive Floating Notional
		(in millions)		(in millions)
Cross currency interest rate swaps	1	EUR	81.9	USD	93.3

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of September 30, 2019.

	Balance Sheet Classification	Asset Derivatives Fair Value	Balance Sheet Classification	Liability Derivatives Fair Value
		(in millions)		(in millions)
Derivatives designated as hedging instruments:
Interest Rate and Foreign Exchange Products	Fair Value of Hedging Instruments	$2.6	Derivative Liability	$—
Total derivatives designated as hedging instruments		$2.6		$—
Derivatives not designated as hedging instruments:
Interest Rate and Foreign Exchange Products	Fair Value of Hedging Instruments	$—	Derivative Liability	$(0.8)
Total derivatives not designated as hedging instruments		$—		$(0.8)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of September 30, 2018.

	Balance Sheet Classification	Asset Derivatives Fair Value	Balance Sheet Classification	Liability Derivatives Fair Value
		(in millions)		(in millions)
Derivatives designated as hedging instruments:
Interest Rate and Foreign Exchange Products	Fair Value of Hedging Instruments	$0.8	Derivative Liability	$(3.4)
Total derivatives designated as hedging instruments		$0.8		$(3.4)
Derivatives not designated as hedging instruments:
Interest Rate and Foreign Exchange Products	Fair Value of Hedging Instruments	$—	Derivative Liability	$(4.4)
Total derivatives not designated as hedging instruments		$—		$(4.4)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income as of September 30, 2019.

	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income
	(in millions)		(in millions)
Interest Rate and Foreign Exchange Products	$3.4	Interest Expense	$1.3
		Foreign Currency Remeasurement	3.2
Total	$3.4		$4.5

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income as of September 30, 2018.

	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income
	(in millions)		(in millions)
Interest Rate and Foreign Exchange Products	$0.3	Interest Expense	$—
		Foreign Currency Remeasurement	0.3
Total	$0.3		$0.3

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements as of September 30, 2019.

	Interest Expense	Foreign Currency Remeasurement
	(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$12.9	$0.9

Gain/(loss) on cash flow hedging relationships in Subtopic 815-20	$1.3	$3.2

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements as of September 30, 2018.

	Interest Expense	Foreign Currency Remeasurement
	(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$15.7	$(3.9)

Gain/(loss) on cash flow hedging relationships in Subtopic 815-20	$—	$0.3

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments in the consolidated income statement as of September 30, 2019.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Income Recognized in Income on Derivative	Amount of Income Recognized in Income on Derivative
		(in millions)
Interest Rate and Foreign Exchange Products	Change in fair value of derivative liability	$2.8

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments in the consolidated income statement as of September 30, 2018.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		(in millions)
Interest Rate and Foreign Exchange Products	Change in fair value of derivative liability	$(7.4)

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2019 and 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

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

Offsetting of Derivative Assets

September 30, 2019

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in millions)
Fair value of hedging instrument	$2.6	$—	$2.6	$—	$—	$—

Offsetting of Derivative Liabilities
September 30, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in millions)
Fair value of hedging instrument	$0.8	$—	$0.8	$—	$—	$—

Offsetting of Derivative Assets
September 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in millions)
Fair value of hedging instrument	$0.8	$—	$0.8	$—	$—	$—

Offsetting of Derivative Liabilities
September 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in millions)
Fair value of hedging instrument	$7.8	$—	$7.8	$—	$—	$—

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

As of September 30, 2019 and 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to the ISDA Agreements was ($0.8) and ($7.0), respectively. As of September 30, 2019, the Company has not posted any collateral related to the ISDA Agreement, as no collateral is required under the terms of such ISDA Agreement. If the Company had breached any of the provision under the ISDA Agreement which resulted in an acceleration of the ISDA Agreement at September 30, 2019, it could have been required to settle its obligations under the ISDA Agreement at its termination value of $1.0 million.

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

		September 30,	September 30,
	Level	2019	2018
		(in millions)
Earnout liability (see Note 15)	3	$—	$8.0
Derivative liability (see Notes 13 and 16)	2	$0.5	$7.8
Long term receivable (included in other assets)	2	$1.6	$2.2

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

At September 30, 2019 and 2018, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The following table provides a reconciliation of the beginning and ending balances for the earnout liability measured using significant unobservable inputs (Level 3):

(in millions)
Balance – September 30, 2018	$8.0
Change in fair value of earnout liability	0.6
Settlement of earnout liability	(8.6)
Balance – September 30, 2019	$—

All movements in the balance of the earnout liability were due to movements in the price of the Company’s common stock.

16.	Derivative Liability

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

Awards granted under the 2018 Plan prior to stockholder approval being obtained in May 2019 consisted of: (1) the 542,770 RSUs approved for management and other participants with respect to fiscal 2018 as to which the contingent cash-settlement feature lapsed upon approval of the 2018 Plan by stockholders (see Note 16, “Derivative Liability”) and (2) 572,346 RSUs approved for management and other participants with respect to fiscal 2019 comprised of two components: (i) 50% represent performance-based target RSUs that require both attainment of Company performance criteria for 2019 and the participants remaining employed for a three-year service period; and (ii) 50% represent service-based RSUs that vest over a period of three years. In addition, an aggregate of 86,500 RSUs were awarded during the nine months ended September 30, 2019 (following approval of the 2018 Plan by stockholders) as new hire or special recognition grants.

As of September 30, 2019, there were (i) 2,489,197 shares subject to outstanding awards under the Prior Plans, including 1,092,633 shares subject to market-price vesting conditions, and (ii) 1,201,616 shares subject to outstanding awards under the 2018 Plan, including 286,181 shares subject to performance-based target awards as to which the number that ultimately may vest would range from 0% to 200% based on the performance level attained. As of September 30, 2019, there were 1,348,384 shares available for new awards under the 2018 Plan (or 1,062,203 shares if we reflect inclusion of performance-based awards at the maximum level of performance) and no shares available for new awards under the Prior Plans. All awards consist of RSUs and Restricted Stock.

The Company also has an employee stock purchase plan (“ESPP”) that authorizes the issuance of up to an aggregate of 500,000 shares of common stock pursuant to purchases thereunder by employees. The ESPP, which was approved by stockholders in July 2017, is administered by the Compensation Committee which has discretion to designate the length of offering periods and other terms subject to the requirements of the ESPP. The Company began a twelve-month offering period under the ESPP on June 3, 2019 that authorizes employees to contribute up to 10% of their base compensation to purchase a maximum of 1,000 shares. The shares will be purchased on the last day of the offering period at a discounted price that will equal to 85% of the lower of: (i) the closing price at the beginning of the offering period and (ii) the closing price at the end of the offering period. The Company estimates that approximately 10,000 shares will be purchased during this offering period. As of September 30, 2019, a total of 475,400 shares remain available for purchase under the ESPP.

A summary of the Company’s RSUs activity during the twelve month period ended September 30, 2019 is as follows:

Number of Shares

Unvested Outstanding at September 30, 2018 (1)	2,263,679
Granted	730,104
Forfeited	(13,202)
Vested	(54,864)
Unvested Outstanding at September 30, 2019	2,925,717

(1)	The number of unvested RSUs shown at September 30, 2018 includes RSUs awarded under the 2018 Plan in September 2018 subject to stockholder approval which was obtained in May 2019.

In addition, during the twelve months ended September 30, 2019, a total of 9,806 shares were issued and 1,059 shares withheld for taxes in connection with the net settlement of awards of RSUs.

Stock-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The Company recognized stock-based compensation expense for Restricted Stock and RSUs amounting to $2.2 million and $1.5 for the three months ended September 30, 2019 and 2018, respectively, and $6.6 million and $4.2 million for the nine months ended September 30, 2019 and 2018, respectively.

18.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at September 30, 2018	$(78.9)	$0.1	$20.3	$(58.5)
Change during the period	—	(0.2)	2.8	2.6
Balance at December 31, 2018	(78.9)	(0.1)	23.1	(55.9)
Change during the period	0.5	0.6	(0.9)	0.2
Balance at March 31, 2019	(78.4)	0.5	22.2	(55.7)
Change during the period	(0.7)	0.2	2.0	1.5
Balance at June 30, 2019	(79.1)	0.7	24.2	(54.2)
Change during the period	(0.5)	0.3	3.1	2.9
Balance at September 30, 2019	$(79.6)	$1.0	$27.3	$(51.3)

19.	Net Loss per Share

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2019	2018
Earnout Shares	—	1,314,896
RSUs	3,066,697	1,826,472
Unvested Restricted Stock	624,116	624,116
Stock Warrants	9,539,565	9,539,565
	13,230,378	13,305,049

20.	Other Finance Income (Costs)

Other finance income (costs) consisted of the following for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Pension interest cost	$(0.6)	$(0.7)	$(2.0)	$(2.2)
Expected return on pension plan assets	0.9	0.9	2.7	2.8
Foreign currency translation on senior bank debt	(4.5)	3.3	(4.8)	3.3
Foreign currency remeasurement on hedging instrument	3.0	—	3.2	—
	$(1.2)	$3.5	$(0.9)	$3.9

21.	Income Taxes

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

The effective income tax rate for the three months ended September 30, 2019 and 2018 was 1.2% and 0.0%, respectively, resulting in a $0.1 million and $0.0 million income tax expense, respectively. The effective income tax rate for the nine months ended September 30, 2019 and 2018 was 0.4% and 0.6%, respectively, resulting in a $0.1 million and $0.1 million income tax (expense)/benefit, respectively. The income tax benefit for the three and nine months ended September 30, 2019 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in the valuation allowance for deferred taxes and the net losses generated by the Company’s non-US foreign subsidiaries. The income tax expense for the three and nine months ended September 30, 2018 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to the impact of the U.S. statutory tax rate change on deferred tax assets and liabilities, the changes in the valuation allowance for deferred taxes and the net losses generated by the Company’s non-US foreign subsidiaries.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management determined that it is more likely than not that the Company will not realize the deferred income tax asset balances and therefore, recorded a full valuation allowance of $61.3 million as of September 30, 2019.

The utilization of the Company’s pre-Merger net operating losses is subject to a limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions.

22.	Related Parties

HG Vora Special Opportunities Master Fund, Ltd. (“HGV Fund”), which purchased the promissory notes issued under the NPA (see Note 12), owns approximately 16.5% of our common stock and warrants to purchase additional shares. HGV Fund is also a stockholder and investor in Leisure Acquisition Corp., a special purpose acquisition company affiliated with two members of our management. Interest expense paid to HGV Fund with respect to the promissory notes for the three and nine months ended September 30, 2019 amounted to $4.1 million and $12.3 million, respectively. Interest expense paid to HGV Fund with respect to the promissory notes for the three and nine months ended September 30, 2018 amounted to $2.1 million. The promissory notes under the NPA were repaid on October 1, 2019 (see Note 27).

We occupy office space leased by a company affiliated with our Executive Chairman, Hydra Management LLC, and incur amounts monthly in maintenance expenses primarily for the lease of the office. Expenditures amounted to less than $0.1 million during the three months ended September 30, 2019 and 2018 and $0.1 million and less than $0.1 million during the nine months ended September 30, 2019 and 2018, respectively.

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

The total amount of employer contributions paid during the nine months ended September 30, 2019 amounted to $0.2 million.

For the nine months ended September 30, 2019 and 2018, the components of total periodic benefit costs were as follows:

	Nine Months Ended
	September 30,
	2019	2018
	(in millions)
Components of net periodic benefit:

Interest cost	$2.0	$2.2
Expected return on plan assets	(2.7)	(2.8)
Net periodic benefit	$(0.7)	$(0.6)

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

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), total assets and total capital expenditures for the periods ended September 30, 2019 and 2018, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions.

As a result of improved processes that have allowed us to more accurately allocate costs between reporting segments, we have reclassified the previously reported segment allocation of selling, general and administrative expenses and stock-based compensation expense for the three and nine months ended September 30, 2018.

Segment Information

Three Months Ended September 30, 2019

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
	(in millions)
Revenue:
Service	$15.5	$8.3	$—	$23.8
Hardware	2.8	—	—	2.8
Total revenue	18.3	8.3	—	26.6
Cost of sales, excluding depreciation and amortization:
Cost of service	(4.1)	(0.6)	—	(4.7)
Cost of hardware	(2.3)	—	—	(2.3)
Selling, general and administrative expenses	(5.7)	(1.9)	(3.9)	(11.5)
Stock-based compensation expense	(0.4)	(0.3)	(1.5)	(2.2)
Acquisition and integration related transaction expenses	—	—	(3.3)	(3.3)
Depreciation and amortization	(6.8)	(1.3)	(0.2)	(8.3)
Segment operating income (loss)	(1.0)	4.2	(8.9)	(5.7)

Net operating loss				$(5.7)

Total assets at September 30, 2019	$75.1	$63.4	$36.9	$175.4

Total goodwill at September 30, 2019	$—	$43.3	$—	$43.3
Total capital expenditures for the three months ended September 30, 2019	$3.7	$1.4	$0.2	$5.3

Three Months Ended September 30, 2018

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
	(in millions)
Revenue:
Service	$23.3	$9.5	$—	$32.8
Hardware	2.8	—	—	2.8
Total revenue	26.1	9.5	—	35.6
Cost of sales, excluding depreciation and amortization:
Cost of service	(4.6)	(0.9)	—	(5.5)
Cost of hardware	(1.1)	—	—	(1.1)
Selling, general and administrative expenses	(7.2)	(2.7)	(2.9)	(12.8)
Stock-based compensation expense	(0.2)	(0.2)	(1.1)	(1.5)
Impairment expense	(4.7)	(3.0)	—	(7.7)
Acquisition and integration related transaction expenses	—	—	(0.1)	(0.1)
Depreciation and amortization	(9.0)	(1.1)	(0.5)	(10.6)
Segment operating income (loss)	(0.7)	1.6	(4.6)	(3.7)

Net operating loss				$(3.7)

Total assets at September 30, 2018	$103.4	$69.5	$35.0	$207.9

Total goodwill at September 30, 2018	$—	$45.8	$—	$45.8
Total capital expenditures for the three months ended September 30, 2018	$7.6	$1.8	$—	$9.4

Nine Months Ended September 30, 2019

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
	(in millions)
Revenue:
Service	$52.7	$27.5	$—	$80.2
Hardware	6.8	—	—	6.8
Total revenue	59.5	27.5	—	87.0
Cost of sales, excluding depreciation and amortization:
Cost of service	(12.9)	(2.5)	—	(15.4)
Cost of hardware	(4.9)	—	—	(4.9)
Selling, general and administrative expenses	(18.3)	(6.2)	(14.5)	(39.0)
Stock-based compensation expense	(1.3)	(1.0)	(4.3)	(6.6)
Acquisition and integration related transaction expenses	—	—	(4.9)	(4.9)
Depreciation and amortization	(21.7)	(4.2)	(1.2)	(27.1)
Segment operating income (loss)	0.4	13.6	(24.9)	(10.9)

Net operating loss				$(10.9)

Total capital expenditures for the nine months ended September 30, 2019	$8.7	$4.4	$0.9	$14.0

Nine Months Ended September 30, 2018

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
	(in millions)
Revenue:
Service	$71.4	$29.2	$—	$100.6
Hardware	9.4	—	—	9.4
Total revenue	80.8	29.2	—	110.0
Cost of sales, excluding depreciation and amortization:
Cost of service	(13.9)	(3.5)	—	(17.4)
Cost of hardware	(7.3)	—	—	(7.3)
Selling, general and administrative expenses	(23.9)	(8.0)	(11.8)	(43.7)
Stock-based compensation expense	(0.8)	(0.7)	(2.7)	(4.2)
Impairment expense	(4.7)	(3.0)	—	(7.7)
Acquisition and integration related transaction expenses	—	—	(0.3)	(0.3)
Depreciation and amortization	(26.5)	(4.7)	(1.1)	(32.3)
Segment operating income (loss)	3.7	9.3	(15.9)	(2.9)

Net operating loss				$(2.9)

Total capital expenditures for the nine months ended September 30, 2018	$28.3	$5.5	$0.1	$33.9

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Total revenue
UK	$16.0	$21.9	$53.7	$69.1
Greece	4.9	6.0	14.5	19.1
Italy	3.6	5.3	12.0	14.3
Rest of world	2.1	2.4	6.8	7.5
Total	$26.6	$35.6	$87.0	$110.0

Geographic information of our non-current assets excluding goodwill is set forth below:

	September 30, 2019	September 30, 2018
	(in millions)
Total non-current assets excluding goodwill
UK	$41.0	$60.0
Greece	26.1	36.2
Italy	1.9	3.4
Rest of world	5.1	3.9
Total	$74.1	$103.5

Software development costs are included as attributable to the market in which they are utilized.

26.	Customer Concentration

During the three months ended September 30, 2019, two customers represented at least 10% of revenues, each accounting for 18% of the Company’s revenues. During the three months ended September 30, 2018, three customers represented at least 10% of revenues, accounting for 24%, 17% and 11% of the Company’s revenues. All these customers were served by both the Server Based Gaming and Virtual Sports segments.

During the nine months ended September 30, 2019, three customers represented at least 10% of revenues, accounting for 20%, 16% and 10% of the Company’s revenues. During the nine months ended September 30, 2018, three customers represented at least 10% of revenues, accounting for 23%, 17% and 14% of the Company’s revenues. All these customers were served by both the Server Based Gaming and Virtual Sports segments.

At September 30, 2019, two customers represented at least 10% of accounts receivable, accounting for 16% and 12% of the Company’s accounts receivable. At September 30, 2018, three customers represented at least 10% of accounts receivable, accounting for 15%, 13% and 12% of the Company’s accounts receivable.

27.	Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On October 1, 2019, pursuant to the Share Purchase Agreement, dated as of June 11, 2019 (the “SPA”), by and between Inspired Gaming (UK) Limited, a subsidiary of the Company (the “Buyer”), and Novomatic UK Ltd., (the “Seller”), the Buyer completed its acquisition from the Seller of (i) all of the outstanding equity interests of each of (a) Astra Games Ltd, (b) Bell-Fruit Group Limited, (c) Gamestec Leisure Limited, (d) Harlequin Gaming Limited, and (e) Playnation Limited, and (ii) 60% of the outstanding equity interests of Innov8 Gaming Limited (“Innov8”, and the entities described in clauses (i) and (ii), together with certain of their subsidiaries, the “Acquired Companies” and the transactions contemplated by the SPA, the “Acquisition”).  The Acquired Companies comprised the Seller’s Gaming Technology Group.  The consideration for the Acquisition totaled approximately €104.6 million ($114.0 million) in cash, which was financed by the Senior Facilities Agreement discussed below.

Following the closing of the Acquisition, the Buyer transferred equity interests in Innov8 to the then-minority equityholders of Innov8 in exchange for the renegotiation of certain funding commitments.  As a result, the Buyer currently holds approximately 40% of the outstanding equity interests of Innov8.

Acquisition and integration related transaction expenses amounting to $3.3 million and $4.9 million are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss during the three and nine months ended September 30, 2019, respectively. Debt issuance costs not recognized as an expense amounted to $0.3 million at September 30, 2019, and are included within Prepaid expenses and other current assets.

Certain disclosure requirements required by ASC 805 have not been provided as the information is not yet available.

In connection with the Acquisition, on September 27, 2019, Gaming Acquisitions Limited, together with Inspired, and certain other direct and indirect wholly-owned subsidiaries of Inspired, entered into a Senior Facilities Agreement with Lucid Agency Services Limited, as agent, Nomura International plc and Macquarie Corporate Holdings Pty Limited (UK Branch) as arrangers and/or bookrunners and each lender party thereto (the “Lenders”), pursuant to which the Lenders agreed to provide, subject to certain conditions, two tranches of senior secured term loans (the “Term Loans”), in an original principal amount of £140.0 million ($172.5 million) and €90.0 million ($98.1 million), respectively and a secured revolving facility loan in an original principal amount of £20.0 million. On October 1, 2019, the debt was funded and proceeds from the Term Loans were used, among other things, to pay the purchase price of the Acquisition and to refinance existing indebtedness of the Company.

The new facilities are subject to covenant testing. These tests comprise a leverage ratio (consolidated total net debt/consolidated pro forma EBITDA) and a capital expenditure level.  The leverage ratio is tested quarterly with the first test date being June 30, 2020.  The capital expenditure level is tested annually with the first test date being December 31, 2019.  There is also an annual excess cash flow calculation required, which if positive and over certain de minimis limits could require early prepayment of part of the facilities.

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

Our key strategic priorities are to:

●	Extend our strong positions in each of Virtual Sports, Interactive and SBG by developing new omni-channel products;

●	Continue to invest in games and technology in order to grow our existing customers’ revenues;

●	Add new customers by expanding into underpenetrated markets and newly regulated jurisdictions; and

●	Pursue targeted mergers and acquisitions to expand our product portfolio and/or distribution footprint.

Our most recent fiscal year ended on September 30, 2018. On September 24, 2018, our Board of Directors determined, in accordance with our bylaws and the recommendation of the Audit Committee of our Board of Directors, to change our financial year, so that it begins on January 1 and ends on December 31 of each year, commencing on January 1, 2019. Accordingly, this Form 10-Q, covers the third quarter of our financial year, being the period from July 1, 2019 to September 30, 2019 and covers the first nine months of our financial year, being the period from January 1, 2019 to September 30, 2019. Comparatives are shown for the same 2018 periods.

On October 1, 2019, the Company completed the acquisition of the Gaming Technology Group (“NTG”) of Novomatic UK Ltd., a division of Novomatic Group, a leading international supplier of gaming equipment and solutions (see Note 27 of the Financial Statements for further details).

Business Segments

We report our operations in two business segments, SBG and Virtual Sports (which includes Interactive, an operating segment which does not exceed the quantitative thresholds in Accounting Standards Committee (“ASC” 280-10-50-12), representing our different products and services. We evaluate our business performance, resource allocation and capital spending on an operating segment level, where possible. We use our operating results and identified assets of each of our operating segments in order to make prospective operating decisions. Although our revenue and cost of sales (excluding depreciation and amortization) are reported exclusively by segment, we do include unallocated items in our consolidated financial statements for certain expenses including depreciation and amortization as well as selling, general and administrative expenses. Unallocated balance sheet line items include items that are a shared resource and therefore not allocated between operating segments.

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

Revenue

We generate revenue in two principal ways: on a participation basis and through product sales and software license fees. Participation revenue includes a right to receive a share of revenue generated from (i) our Virtual Sports products placed with operators; (ii) our SBG terminals placed in gaming and lottery venues; (iii) licensing our game content and intellectual property to third parties; and (iv) our games on third-party online gaming platforms that are interoperable with our game servers.

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

Virtual Sports

Virtual sports retail revenue, which includes the provision of virtual sports content and services to retail betting outlets, and virtual sports online and mobile revenue, which includes the provision of virtual sports content and services to mobile and online operators, is based upon a contracted percentage of the operator’s net winnings or a fixed rental fee. We recognize revenue for these fees over time on a daily or weekly basis in accordance with the series guidance in ASC 606 over the term of the arrangement. These arrangements also typically include a perpetual license billed up front, granted to the customer for access to our gaming platform and content. As these up-front bills represent payment for future services, revenue from the licensing of perpetual licenses is recognized ratably over time, or when not specified, over the expected customer relationship period. Revenue from the development of bespoke games licensed on a perpetual basis to mobile and online operators is recognized at a point in time on delivery and acceptance by the customer.

Geographic Range

Geographically, more than half of our revenue is derived from, and more than half of our non-current assets are attributed to, our UK operations, with the remainder of our revenue derived from, and non-current assets attributed to, Italy, Greece and the rest of the world.

For the three months ended September 30, 2019, we earned approximately 60.2% of our revenue in the UK, 18.3% in Greece, 13.5% in Italy and the remaining 8.0% across the rest of the world. During the three months ended September 30, 2018, we earned approximately 61.5%, 16.9%, 14.8% and 6.8% of our revenue in those regions, respectively.

For the nine months ended September 30, 2019, we earned approximately 61.7% of our revenue in the UK, 16.7% in Greece, 13.8% in Italy and the remaining 7.8% across the rest of the world. During the nine months ended September 30, 2018, we earned approximately 62.8%, 17.4%, 13.0% and 6.8% of our revenue in those regions, respectively.

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

During the three months ended September 30, 2019, we derived approximately 39.8% of our revenue from sales to customers outside the UK, compared to 38.5% during the three months ended September 30, 2018.

During the nine months ended September 30, 2019, we derived approximately 38.3% of our revenue from sales to customers outside the UK, compared to 37.2% during the nine months ended September 30, 2018.

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

Non-GAAP Financial Measures

We use certain financial measures that are not compliant with U.S. GAAP (“Non-GAAP financial measures”), including EBITDA and Adjusted EBITDA, to analyze our operating performance. In this discussion and analysis, we present certain non-GAAP financial measures, define and explain these measures and provide reconciliations to the most comparable U.S. GAAP measures. See “Non-GAAP Financial Measures” below.

Results of Operations

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three-month period ended September 30, 2019, compared to the same period in 2018;

●	a discussion and analysis of the results of operations of our SBG and Virtual Sports business segments for the three-month period ended September 30, 2019, compared to the same period in 2018, including Key Performance Indicator (“KPI”) analysis;

●	a discussion and analysis of the Company’s results of operations for the nine-month period ended September 30, 2019, compared to the same period in 2018; and

●	a discussion and analysis of the results of operations of our SBG and Virtual Sports business segments for the nine-month period ended September 30, 2019, compared to the same period in 2018, including KPI analysis.

The three-month financial periods presented consist of a 92-day period for each of 2019 and 2018. Each of the foregoing periods is herein referred to as a “three-month period”. The nine-month financial periods presented consist of a 273-day period for each of 2019 and 2018. Each of the foregoing periods is herein referred to as a “nine-month period.”

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). In the three-month periods ended September 30, 2019 and 2018, the average GBP:USD rates were 1.23 and 1.30, respectively. In the nine-month periods ended September 30, 2019 and 2018, the average GBP:USD rates were 1.28 and 1.35, respectively.

In the discussion and analysis below, certain data may vary from the amounts presented in our consolidated financial statements due to rounding.

Three Months ended September 30, 2019 compared to Three Months ended September 30, 2018

	For the Three-Month Period ended				Variance
(In millions)	Unaudited Sept 30, 2019	Unaudited Sept 30, 2018	Variance 2019 vs 2018		Functional Currency at Constant rate	Functional Currency	Currency Movement

Revenue:
Service	$23.8	$32.8	$(9.0)	(27.5)%	$(7.7)	(23.5)%	$(1.3)
Hardware	2.8	2.8	0.0	0.4%	0.2	7.5%	(0.2)
Total revenue	26.6	35.6	(9.0)	(25.3)%	(7.5)	(21.0)%	(1.5)
Cost of sales, excluding depreciation and amortization:
Cost of service	(4.7)	(5.5)	0.8	(14.2)%	0.5	(9.3)%	0.3
Cost of hardware	(2.3)	(1.1)	(1.1)	100.5%	(1.2)	108.7%	0.1
Selling, general and administrative expenses	(11.5)	(12.8)	1.3	(10.3)%	0.7	(5.4)%	0.6
Stock-based compensation	(2.2)	(1.5)	(0.7)	48.4%	(0.8)	56.8%	0.1
Acquisition and integration related transaction expenses	(3.3)	(0.1)	(3.2)	5457.0%	(3.4)	7118.4%	0.2
Impairment expense	-	(7.7)	7.7	(100.0)%	7.7	(100.0)%	0.0
Depreciation and amortization	(8.3)	(10.6)	2.2	(21.3)%	1.8	(16.7)%	0.5
Net operating Income (Loss)	(5.7)	(3.7)	(2.1)	56.2%	(2.3)	64.2%	0.3
Other income (expense)
Interest income	(0.0)	0.1	(0.1)	(163.9)%	(0.1)	(194.2)%	(0.0)
Interest expense	(4.4)	(5.4)	1.0	(19.1)%	0.7	(13.7)%	0.3
Change in fair value of earnout liability	-	0.9	(0.9)	(100.0)%	(0.9)	(100.0)%	(0.0)
Change in fair value of derivative liability	2.9	(7.3)	10.3	N/A	10.4	N/A	(0.2)
Other finance income (expense)	(1.2)	3.5	(4.8)	(135.5)%	(4.9)	(138.0)%	0.1
Total other income (expense), net	(2.7)	(8.2)	5.5	(67.0)%	5.3	(64.5)%	0.2
Net loss from continuing operations before income taxes	(8.4)	(11.9)	3.5	(29.1)%	2.9	(24.7)%	0.5
Income tax expense	(0.1)	(0.0)	(0.1)	252.9%	(0.1)	271.9%	0.0

Net loss	$(8.5)	$(11.9)	$3.4	(28.5)%	$2.9	(24.1)%	$0.5

Exchange Rate - $ to £	1.23	1.30

Revenue

Total reported revenue for the period ended September 30, 2019 decreased by $9.0 million, or 25.3%, to $26.6 million. Adverse currency movements accounted for $1.5 million of the decrease. On a functional currency at constant rate basis, revenue decreased by $7.5 million, or 21.0%, with service revenue decreasing by $7.7 million offset by hardware revenue increasing by $0.2 million.

SBG revenue, which is included in total reported revenue, above, decreased by $6.6 million on a functional currency at constant rate basis, or 25.5%, comprised of a reduction in service revenue of $6.9 million partially offset by an increase in hardware sales of $0.2 million.

The decrease in SBG service revenue was primarily due to a decrease in revenue in the UK LBO market of $5.2 million, which was driven by the reduction in maximum permitted bets on B2 gaming machines in the UK, effective as of April 1, 2019 (“Triennial Implementation”). The impact of the Triennial Implementation reduced UK LBO Customer Gross Win per unit per day by 37.7%; however, the decline in Gross Win improved by 3.6% over the previous quarter. Additionally, there was a decrease in revenue in the Italian market of $1.1 million driven by an increase in the tax rate on gross stakes and a decrease in the Greece market of $0.4 million due to the reduction in software license sales of $1.3 million, partly offset by the rollout of terminals which drove additional income of $0.9 million.

The increase in hardware revenue was driven by an increase in hardware sales in the UK market of $2.6 million, due to higher Self Service Betting Terminal (“SSBT”) sales and higher Flex terminal sales. This was partly offset by a decrease in Electronic Table Game (“ETG”) sales of the Sabre HydraTM terminal of $2.0 million and a decrease in the Italian market of $0.4 million.

Virtual Sports revenue decreased on a functional currency at constant rate basis by $0.8 million, or 8.8%. There was a $0.3 million decrease in revenue due to a rephasing of the annual contract with a major customer, a $0.3 million decrease due to the expiration of a fixed term contract and $0.3 million from one-time revenue received in the prior period. Virtual Sports revenue was also impacted by a decline in revenue from long-term Virtual Sports licenses of $0.2 million which have now been fully amortized and a decline in Interactive content sales of $0.2 million. This was partly offset by growth in the UK of $0.3 million and in the rest of the world of $0.2 million, due to the launch of the Moroccan Lottery. Excluding these, Virtual Sports revenue increased by $0.5 million.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, which includes machine cost of sales, consumables, content royalties and connectivity costs, increased by $0.3 million, or 5.2%, on a reported basis, to $7.0 million. Of this variance, $0.4 million arose from favorable currency movements. On a functional currency at constant rate basis, cost of sales increased by $0.7 million, or 10.6%.

This increase was due to an increase in cost of hardware of $1.2 million, or 108.7%, due to higher hardware sales in the UK market, and a decrease in cost of service of $0.5 million, or 9.3%, primarily due to a $0.3 million decrease in SBG service costs and $0.2 million in Virtual Sports service costs.

Selling, general and administrative expenses

SG&A expenses decreased by $1.3 million, or 10.3%, on a reported basis, to $11.5 million, comprised of a decrease of $0.7 million on a functional currency at constant rate basis and $0.6 million attributable to favorable currency movements. This was driven by staff-related cost savings of $1.5 million, $1.8 million of which were made in conjunction with the Triennial Implementation, and facilities cost savings of $0.2 million. This was partly offset by an increase in the costs of group restructure of $0.4 million (removed from Adjusted EBITDA) and a decrease in labor capitalization and manufacturing recoveries of $0.4 million due to lower headcount, mix of projects and lower factory throughput.

Costs of group restructure include redundancy costs, Payments In Lieu of Notice costs, any associated employer taxes and costs associated with onerous property leases. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will reduce ongoing future costs. These costs were incurred in connection with the property consolidation exercise within the UK and redundancies following the Triennial Implementation.

Stock-based compensation

During the three months ended September 30, 2019, the Company recorded an expense of $2.2 million with respect to outstanding awards. Of this expense, $1.5 million related to costs from awards made under the 2016 Long Term Incentive Plan and $0.7 million from awards made under the 2018 Omnibus Incentive Plan (the “2018 Plan”). The entirety of this cost was related to recurring costs. During the three months ended September 30, 2018, the charge for stock-based compensation was $1.5 million, all of which related to awards made under the 2016 Long Term Incentive Plan and related to recurring costs.

Acquisition and integration related transaction expenses

Acquisition related transaction expenses increased by $3.2 million, on a reported basis, to $3.3 million. The entirety of the 2019 expenses related to the acquisition and third-party fees associated with the acquisition and integration of Novomatic UK’s Gaming Technology Group. The 2018 expenses related to potential acquisitions.

Impairment expense

Impairment expense decreased by $7.7 million as there was no charge in the current period, but a $7.7 million expense in the prior period. This expense in the prior period was considered to be outside the normal course of business. Following a review of key strategic areas and therefore future priority areas by the Office of the Executive Chairman, the carrying value of these assets were deemed to be in excess of their current fair value.

Depreciation and amortization

Depreciation and amortization decreased by $2.2 million, or 21.1%, on a reported basis, to $8.3 million. This included the impact of favorable currency movements of $0.5 million.

On a functional currency at constant rate basis, depreciation and amortization decreased by $1.8 million, or 16.7%. This decrease was driven by lower machine depreciation of $1.8 million. This decrease was attributable to fully depreciated machines in the UK LBO market driving $1.6 million and in Italy of $0.3 million. This was partly offset by additional depreciation in Greece of $0.2 million due to the deployment of additional terminals in the Greek market.

Net operating loss

During the period on a reported basis, net operating loss moved from a loss of $3.7 million to a loss of $5.7 million. On a functional currency at constant rate basis, net operating loss increased by $2.3 million, mainly due to the reduction in revenue and increase in acquisition related transaction expenses and stock-based compensation, partly offset by savings in cost of sales, SG&A expense, Impairment expenses and depreciation and amortization, as well as a $0.3 million favorable currency movement. The net impact of the Triennial Implementation for the period (included in the $5.7 million) was $2.9 million.

Interest expense

Interest expense decreased by $1.0 million in the period, to $4.4 million, on a reported basis. Of this variance, $0.3 million was due to favorable currency movement. On a functional currency at a constant rate basis, interest expense was $0.7 million (13.7%) lower than the prior period. Savings of $1.0 million of PIK interest (no longer incurred following the debt refinancing in August 2018) and a foreign exchange benefit of $0.4 million were offset by an increase of $0.4 million of cash interest charge due to a higher debt balance amount and a $0.3 million increase in amortization of capitalized debt fees.

Change in fair value of earnout liability

On March 25, 2019, the shares relating to the earnout liability were issued and accordingly no charge was made in the current quarter. In the prior period, due to changes in share price, the corresponding figure was a $0.9 million credit.

Change in fair value of derivative liability

Change in fair value of derivative liability was a $2.9 million credit arising from the fair valuing of the cross-currency swaps executed in August 2018 in connection with the debt refinancing of the Company. This represents the unhedged amount of the cross-currency swap. For the three months ended September 30, 2018, the change in fair value in derivative liability was a $7.3 million charge.

Other finance income (expense)

Other finance income for the period ended September 30, 2019 was a $1.2 million charge, a $4.8 million increase over the prior period. Changes in exchange rates resulted in a loss of $7.9 million in retranslating the debt balance. This was partly offset by a $3.0 million gain from the GBP:USD cross currency swap entered into to mitigate this impact, accounted for under hedge accounting. Both the current and the prior period had a pension interest gain of $0.2 million.

Income tax expense

Our effective tax rate for the period ended September 30, 2019 was 1.2%, and our effective tax rate for the period ended September 30, 2018 was 0.2%.

Net loss

On a reported basis, net loss improved by $3.4 million, from a loss of $11.9 million to a loss of $8.5 million in the period ended September 30, 2019, $0.5 million of which was due to a favorable currency movement. On a functional currency at constant rate basis, net loss decreased by $2.9 million, mainly due to the $10.4 million reduction in the change in fair value of derivative liability and the reduction in impairment expenses of $7.7 million. This was partly offset by the reduction in revenue discussed above, the increase in acquisition and integration related transaction expenses and other finance expense.

Three Months ended September 30, 2019 compared to Three Months ended September 30, 2018 – Server Based Gaming Segment

We generate revenue from our SBG business segment through product sales (both hardware and software) and long-term participation agreements, which include access to our SBG platform and selection of game titles, usually over a term of between three and five years but longer in certain territories. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and any relevant regulatory levies) from SBG terminals placed in our customers’ facilities, which include retail outlets, casinos and other gaming operations, or from SBG gaming software used by customers’ players through mobile or online devices. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our SBG business is principally driven by the number of operator customers we have, the number of SBG machines in operation, the net win performance of the machines and the net win percentage that we receive pursuant to our contracts with our customers.

SBG Segment, Key Performance Indicators

SBG

	For the Three-Month Period ended
	Unaudited Sept 30, 2019	Unaudited Sept 30, 2018	Variance 2019 vs 2018
				%

End of period installed base (# of terminals)	32,084	33,194	(1,110)	(3.3)%
Average installed base (# of terminals)	34,764	32,911	1,854	5.6%
Customer Gross Win per unit per day (1)	£74.06	£109.14	£(35.08)	(32.1)%
Customer Net Win per unit per day (1)	£53.10	£77.80	£(24.70)	(31.7)%
Inspired Blended Participation Rate	6.3%	6.2%	0.1%

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

SBG Segment, key events that affected results for the Three Months ended September 30, 2019

During the period the Customer Gross Win per unit per day for the total UK market (including non-LBO UK markets) decreased by 34.0%. This was due to the reduction in maximum permitted bets on B2 gaming machines in the UK, effective as of April 1, 2019. The revenue impact of this regulatory change continues to track in line with our expectations. Our end of period installed base of terminals showed a decrease of 1,110, or 3.3%, versus the prior period. This was due to 700 shop closures by a major customer in the UK LBO market due to the aforementioned regulatory change, however this happened at the very end of the period and so had no impact on the average installed base. The UK LBO installed base does remain in line with expectation. The period end SBG installed base decline includes an increase of 2,260 in the Greek market which partly offsets the reduction in the UK LBO base.

During the period, the Company secured an extension to supply hardware, platform, content and service into the UK LBO market with our largest customer for an additional three years. This agreement runs to the end of 2022 and includes minimal capital expenditure in exchange for a slight reduction in revenue share versus current terms.

During the period, an additional 441 SSBTs were sold and deployed in the UK LBO market with further orders already secured for the fourth quarter of 2019. In addition to the hardware sale margin, these terminals also generate a recurring service fee.

In the UK Casino / Adult Gaming Centre (“AGC”) market, we sold 108 “Flex” B3 terminals split between two major customers. These terminals were all installed by the end of September 2019 and will also generate a recurring platform rental fee and content revenue share to the Company in future periods.

In the UK Electronic Table Games (ETG) market, we sold 20 “Sabre Hydra TM” terminals to a major Casino customer with a further 80 contracted to the same customer in the fourth quarter of 2019.

The total installed base of our contracted 8,940 terminals in Greece increased by 400 to 7,754 during the period ended September 30, 2019. A further 606 are expected to be installed and live by the end of 2019 followed by another 580 in early 2020 (including 380 of our new “Valor VIP” cabinets).

In Italy, customer Net Win per unit per day (in EUR) decreased by €15, or 33.1%, due to an increase in revenue tax of 1.8% from an average of 6.9% in 2018 to 8.7% in 2019.

Our end of period Installed Base of terminals showed a decrease of 1,110 or 3.3% to 32,084. This was due to 700 shop closures by a major customer in the UK LBO market resulting from the Triennial Implementation.

Customer Gross Win per unit per day (in our functional currency, GBP) decreased by 32.1% across the entire estate, driven by the reduction in maximum permitted bets on B2 gaming machines in the UK, effective as of April 1, 2019. Net Win per unit per day decreased by 31.7% which included a tax increase in Italy offset by a tax reduction in the UK market on B2 gaming machines.

Our blended participation rate increased to 6.3% from 6.2% from the prior period. Due to the Triennial Implementation, non-UK LBO revenue is now a greater proportion of our overall participation revenue, which generates a higher average participation rate than the UK LBO market.

SBG Segment, Three Months ended September 30, 2019 compared to Three Months ended September 30, 2018

Server Based Gaming

	For the Three-Month Period ended				Variance
(In millions)	Unaudited Sept 30, 2019	Unaudited Sept 30, 2018	Variance 2019 vs 2018		Functional Currency at Constant rate	Functional Currency	Currency Movement

Revenue:
Service	$15.5	$23.2	$(7.7)	(33.2)%	$(6.9)	(29.5)%	$(0.9)
Hardware	2.8	2.8	(0.0)	(1.0)%	0.2	7.5%	(0.2)
Total revenue	18.3	26.1	(7.8)	(29.7)%	(6.6)	(25.5)%	(1.1)

Cost of sales, excluding depreciation and amortization:
Cost of service	(4.1)	(4.6)	0.5	(11.0)%	0.3	(5.7)%	0.2
Cost of hardware	(2.3)	(1.1)	(1.1)	100.5%	(1.2)	108.7%	0.1
Total cost of sales	(6.4)	(5.7)	(0.6)	10.8%	(1.0)	16.6%	0.3

Selling, general and administrative expenses	(5.7)	(7.2)	1.5	(20.8)%	1.1	(16.0)%	0.4

Impairment expense	-	(4.7)	4.7	(100.0)%	4.7	(100.0)%	(0.0)

Stock-based compensation	(0.4)	(0.2)	(0.2)	100.0%	(0.2)	71.1%	(0.0)

Depreciation and amortization	(6.8)	(9.0)	2.2	(24.1)%	1.7	(19.4)%	0.4

Net operating Income (Loss)	$(1.0)	$(0.7)	$(0.2)	28.1%	$(0.2)	27.4%	$(0.0)

Exchange Rate - $ to £	1.23	1.30

SBG Segment revenue. In the period revenue decreased by $7.8 million, to $18.3 million, on a reported basis. This decrease was due in part to adverse currency movements of $1.1 million. On a functional currency at constant rate basis, SBG revenue decreased by $6.6 million, or 25.5%.

Service revenue decreased by $7.7 million on a reported basis, which included adverse currency movements of $0.9 million. On a functional currency at constant rate basis, SBG service revenue decreased by $6.9 million, or 29.5%, to $15.5 million. This was primarily due to a decrease in revenue in the UK LBO market of $5.2 million which was driven by the impact of the Triennial Implementation, however this was in line with our previous expectations. Additionally, there was a decrease in revenue in the Italian market of $1.1 million primarily due to a 1.8% increase in the tax rate on gross stakes and a decrease in the Greek market of $0.4 million driven by a reduction in software license sales of $1.3 million partly offset by the rollout of terminals, which drove additional income of $0.9 million.

The continued terminal rollout into the Greek market drove additional participation revenue of $0.6 million and other recurring revenue of $0.3 million. This was offset by a $1.3 million reduction in software license sales compared to the prior period.

UK LBO Customer Gross Win per unit per day declined by 37.5%. This was due to the impact of the Triennial Implementation, which was in line with our expectations. The decline in Gross Win per unit per day has improved by 3.6% from the prior quarter.

Hardware revenue remained consistent at $2.8 million, on a reported basis. On a functional currency at constant rate basis, SBG hardware revenue increased by $0.2 million, due to higher SSBT sales in the UK market of $1.9 million and higher Flex terminal sales of $0.9 million, partly offset by lower Electronic Table Game (“ETG”) sales of the Sabre Hydra TM terminal of $2.0 million and lower Italy sales of $0.4 million.

SBG Segment operating income. Cost of sales (excluding depreciation and amortization) increased by $0.6 million to $6.4 million on a reported basis. This variance includes the impact of favorable currency movements of $0.4 million. On a functional currency at constant rate basis, cost of sales increased by $1.0 million. This was principally due to an increase in hardware costs of $1.2 million driven by higher hardware sales in in the UK market and the mixture of sales, partly offset by $0.3 million lower service costs. The lower service costs were driven by lower UK consumable service costs of $0.3 million.

SG&A expenses decreased by $1.5 million to $5.7 million, on a reported basis. Of this variance, $0.4 million arose from favorable currency movements. This resulted in a functional currency at constant rate decrease of $1.1 million driven by staff-related cost savings of $1.5 million (of which $1.6 million was made in conjunction with the Triennial Implementation), lower other cost savings of $0.3 million and facilities cost savings of $0.2 million. This was partly offset by an increase in costs of group restructure of $0.5 million and $0.4 million lower labor capitalization and manufacturing recoveries due to lower headcount, mix of projects and lower factory throughput as a result of fewer machines being built in the quarter.

An impairment expense in the prior period, considered to be outside of the normal course of business, amounted to $4.7 million, due to the review of key strategic areas by the Office of the Executive Chairman. This resulted in a functional currency at constant rate decrease of $4.7 million.

Depreciation and amortization decreased by $2.2 million, to $6.8 million on a reported basis. Of this amount, $0.4 million was due to favorable currency movements. On a functional currency at constant rate basis, the decrease was $1.7 million, from lower machine and machine-related depreciation. The lower machine and machine-related depreciation was driven by lower depreciation in the UK ($1.6 million) and Italy ($0.3 million) due to machines being fully depreciated, partly offset by the additional machine and machine-related depreciation in Greece of $0.2 million due to the additional terminals in the Greek market.

Operating loss increased by $0.2 million, from a loss of $0.7 million to a loss of $1.0 million, on a reported basis. On a functional currency at constant rate basis, SBG operating loss increased by $0.2 million. This was primarily due to the decrease in revenue and higher cost of sales, partly offset by lower SG&A expenses, impairment expense and depreciation and amortization.

SBG Segment, Recurring Revenue

Set forth below is a breakdown of our SBG recurring revenue. SBG recurring revenue consists principally of SBG participation revenue.

	For the Three-Month Period ended
	Unaudited Sept 30, 2019	Unaudited Sept 30, 2018	Variance 2019 vs 2018
(In £ millions)				%
SBG Recurring Revenue
Total SBG Revenue	£14.9	£20.0	£(5.1)	(25.5)%

SBG Participation Revenue	£10.6	£14.7	£(4.0)	(27.4)%
SBG Other Fixed Fee Recurring Revenue	£0.2	£0.3	£(0.0)	(5.7)%
Total SBG Recurring Revenue	£10.9	£14.9	£(4.0)	(27.0)%
SBG Recurring Revenue as a Percentage of Total SBG Revenue	73.1%	74.6%	(1.5)%

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

“Total SBG Recurring Revenue” is equal to SBG Participation Revenue plus SBG Other Fixed Fee Recurring Revenue.

SBG Segment, Service Revenue by Region

Set forth below is a breakdown of our SBG service revenue by geographic region. SBG service revenue consists principally of SBG participation revenue.

Server Based Gaming Service Revenue by Region

	For the Three-Month
	Period ended				Variance
	Unaudited Sept 30, 2019	Unaudited Sept 30, 2018	Variance 2019 vs 2018		Functional Currency at Constant rate	Functional Currency	Currency Movement
(In millions)
Service Revenue:
UK LBO	$8.3	$14.0	$(5.7)	(40.6)%	$(5.2)	(37.4)%	$(0.4)
UK Other	1.3	1.5	(0.2)	(12.3)%	(0.1)	(7.3)%	(0.1)
Italy	1.7	2.9	(1.2)	(39.8)%	(1.1)	(36.3)%	(0.1)
Greece	4.0	4.7	(0.7)	(14.1)%	(0.4)	(9.2)%	(0.2)
Rest of the World	0.1	0.2	(0.0)	(25.4)%	(0.0)	(21.6)%	(0.0)

Total service revenue	$15.5	$23.2	$(7.7)	(33.2)%	$(6.9)	(29.5)%	$(0.9)

Exchange Rate - $ to £	1.23	1.30

Virtual Sports Segment, Three Months ended September 30, 2019 compared to Three Months ended September 30, 2018

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

Virtual Sports Segment, Key Performance Indicators

Virtuals

	For the Three-Month Period ended
	Unaudited Sept 30, 2019	Unaudited Sept 30, 2018	Variance 2019 vs 2018
				%
No. of Live Customers at the end of the period	102	97	5	5.2%
Average No. of Live Customers	101	87	14	16.6%
Total Revenue (£‘m)	£6.7	£7.3	£(0.6)	(8.8)%
Total Virtual Sports Recurring Revenue (£‘m)	£6.0	£6.4	£(0.3)	(5.1)%
Total Revenue £‘m - Retail	£3.8	£4.5	£(0.7)	(15.8)%
Total Revenue £‘m - Scheduled Online Virtuals	£2.2	£2.0	£0.2	8.9%
Total Revenue £‘m - Interactive	£0.7	£0.8	£(0.1)	(15.3)%
Average Revenue Per Customer per day (£)	£717	£920	£(203)	(22.0)%

In the table above:

“No. of Live Customers at the end of the period” and “Average No. of Live Customers” represent the number of customers from which there is Virtual Sports revenue at the end of the period and the average number of customers from which there is Virtual Sports revenue during the period, respectively.

“Total Revenue (£000)” represents total revenue for the Virtual Sports segment, including recurring and upfront service revenue. Total revenue is also divided between “Total Revenue (£000) – Retail,” which consists of revenue earned through players wagering at Virtual Sports venues, “Total Revenue (£000) – Scheduled Online Virtuals,” which consists of revenue earned through players wagering on Virtual Sports online, and “Total Revenue (£000) – Interactive,” which consists of revenue earned through our Interactive products.

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

Virtual Sports Segment, Recurring Revenue

	For the Three-Month Period ended
	Unaudited Sept 30, 2019	Unaudited Sept 30, 2018	Variance 2019 vs 2018
(In £ millions)				%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£6.7	£7.3	£(0.6)	(8.8)%

Recurring Revenue - Retail and Scheduled Online Virtuals	£5.4	£5.7	£(0.3)	(5.7)%
Recurring Revenue - Interactive	£0.7	£0.7	£(0.0)	(0.0)%
Total Virtual Sports Recurring Revenue	£6.0	£6.4	£(0.3)	(5.1)%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	90.3%	86.8%	3.5%

For definitions of the terms used in the table above, see the definitions provided above.

Virtual Sports Segment, key events that affected results for the Three Months ended September 30, 2019

In UK Retail, we deployed our new stream-to-venue product in Ladbrokes and Coral, running two channels of Rush Horses Sprints which complement the existing Broadcast channels. In the UK and Ireland, we launched our Quick 6 Bingo and two-minute Power Spin Roulette products across the full Paddy Power estate of over 750 venues.

In Virtual Interactive, we deployed our proprietary 1st Down TM and Head 2 Head Football TM products with Bet365 on two additional channels.

We have also signed an exclusive worldwide license deal with the NFL Alumni to utilize the name, brand, image, persona and likeness of the NFLA members to be commercially used in virtual football games.

The Interactive division launched with Lotto Quebec in the period with our proprietary V- Play On-Demand products. We launched new content, Rainbow CashpotsTM and Mighty Hot WildsTM, in the quarter which have both performed well.

The Average Number of Live Customers during the period increased by fourteen, from 87 to 101. Including the launch of two new Interactive customers in the quarter, our Average Number of Live Interactive Customers for the period increased to 41.

Our average revenue per customer declined during the quarter due to several one-time adjustments. The customers who are on revenue share contracts with us experienced underlying growth in end customer play. The UK and Irish retail markets increased by 75% compared to the previous period, with mainland Europe excluding Greece increasing by 38% and Interactive Virtual business by 10%.

Virtual Sports Segment, Three Months ended September 30, 2019 compared to Three Months ended September 30, 2018

	For the Three-Month
Virtual Sports	Period ended				Variance
	Unaudited Sept 30, 2019	Unaudited Sept 30, 2018	Variance 2019 vs 2018		Functional Currency at Constant rate	Functional Currency	Currency Movement
(In millions)
Service Revenue	$8.3	$9.5	$(1.3)	(13.3)%	$(0.8)	(8.8)%	$(0.4)
Cost of Service	(0.6)	(0.9)	0.3	(32.0)%	0.2	(28.2)%	0.0
Selling, general and administrative expenses	(1.9)	(2.7)	0.8	(29.6)%	0.7	(24.3)%	0.1
Impairment expense	-	(3.0)	3.0	(100.0)%	3.0	(100.0)%	0.0
Stock-based compensation	(0.3)	(0.2)	(0.1)	50.0%	(0.1)	45.7%	0.0
Depreciation and amortization	(1.3)	(1.1)	(0.2)	18.2%	(0.1)	11.9%	(0.1)

Net operating Income (Loss)	$4.2	$1.6	$2.5	152.8%	$2.8	171.8%	$(0.2)

Exchange Rate - $ to £	1.23	1.30

Virtual Sports Segment revenue. In the period revenue decreased by $1.3 million, or 13.3%, on a reported basis. This decrease includes the impact of adverse currency movements of $0.4 million. On a functional currency at constant rate basis, Virtual Sports revenue decreased by $0.8 million, or 8.8%. This decrease included a $0.3 million rephasing of the annual contract with a major customer, a $0.3 million decrease due to the expiration of a fixed term contract and $0.3 million from one-time revenue received in the prior period. Virtual Sports revenue was also impacted by a decline in revenue from long-term Virtual Sports licenses of $0.2 million which have now been fully amortized and Interactive content sales of $0.2 million. This was partly offset by growth in the UK of $0.3 million and in the rest of the world of $0.2 million, due to the launch of the Moroccan Lottery. As a result, Virtual Sports underlying revenue increased by $0.5 million.

Virtual Sports Segment operating income. Cost of service decreased by $0.3 million to $0.6 million, on a reported basis. There was minimal impact from favorable currency movements. On a functional currency at constant rate basis, cost of service decreased by $0.2 million, due to lower cost of sales driven by the lower incomes and lower commissions paid in 2019.

SG&A expenses decreased by $0.8 million on a reported basis. Of this decrease, $0.1 million arose from favorable currency movements. On a functional currency at constant rate basis, SG&A decreased by $0.7 million, driven by staff-related cost savings of $0.3 million and other costs savings of $0.3 million.

An impairment expense in the prior period, considered to be outside of the normal course of business, amounted to $3.0 million, due to the review of key strategic areas by the Office of the Executive Chairman. This resulted in a functional currency at constant rate decrease of $3.0 million.

Depreciation and amortization increased by $0.2 million, to $1.3 million, on a reported basis. Of this increase, $0.1 million arose from adverse currency movements. On a functional currency at constant rate basis, depreciation and amortization increased by $0.1 million.

Operating profit increased by $2.5 million on a reported basis, to $4.2 million, which includes an impact of $0.2 million from adverse currency movements. On a functional currency at constant rate basis, this represented an increase of $2.8 million, or 171.8%. This was primarily due to a decrease in impairment expenses, lower cost of service and lower SG&A expenses, partly offset by lower revenue.

Nine Months ended September 30, 2019 compared to Nine Months ended September 30, 2018

	For the Nine-Month
	Period ended				Variance
	Unaudited Sept 30, 2019	Unaudited Sept 30, 2018	Variance 2019 vs 2018		Functional Currency at Constant rate	Functional Currency	Currency Movement
(In millions)
Revenue:
Service	$80.2	$100.6	$(20.4)	(20.3)%	$(15.5)	(15.5)%	$(4.8)
Hardware	6.8	9.4	(2.6)	(27.7)%	(2.2)	(23.1)%	(0.4)
Total revenue	87.0	110.0	(23.0)	(20.9)%	(17.7)	(16.1)%	(5.3)
Cost of sales, excluding depreciation and amortization:
Cost of service	(15.4)	(17.4)	2.0	(11.3)%	1.0	(5.8)%	1.0
Cost of hardware	(4.9)	(7.3)	2.4	(33.1)%	2.0	(27.9)%	0.4
Selling, general and administrative expenses	(39.0)	(43.7)	4.7	(10.8)%	2.3	(5.2)%	2.5
Stock-based compensation	(6.6)	(4.2)	(2.4)	56.2%	(2.8)	65.7%	0.4
Acquisition and integration related transaction expenses	(4.9)	(0.3)	(4.6)	1574.9%	(5.0)	1766.5%	0.4
Impairment expense	-	(7.7)	7.7	(100.0)%	8.0	(100.0)%	(0.3)
Depreciation and amortization	(27.1)	(32.3)	5.2	(16.2)%	3.5	(11.0)%	1.7
Net operating Income (Loss)	(10.9)	(2.9)	(8.0)	275.6%	(8.7)	294.8%	0.7
Other income (expense)
Interest income	0.1	0.2	(0.1)	(68.8)%	(0.1)	(80.7)%	0.0
Interest expense	(12.9)	(15.7)	2.8	(18.0)%	2.0	(12.6)%	0.9
Change in fair value of earnout liability	(2.3)	4.0	(6.3)	(155.9)%	(6.3)	(161.0)%	(0.0)
Change in fair value of derivative liability	2.8	(5.8)	8.6	(148.6)%	9.2	(149.7)%	(0.5)
Other finance income (expense)	(0.9)	3.9	(4.9)	(123.9)%	(5.1)	(126.3)%	0.2
Total other income (expense), net	(13.2)	(13.4)	0.2	(1.3)%	(0.4)	2.8%	0.6
Net loss from continuing operations before income taxes	(24.1)	(16.3)	(7.8)	47.8%	(9.1)	54.6%	1.3
Income tax expense	(0.1)	(0.1)	0.0	(10.2)%	0.0	(28.9)%	(0.0)

Net loss	$(24.2)	$(16.4)	$(7.8)	47.5%	$(9.1)	53.9%	$1.3

Exchange Rate - $ to £	1.28	1.35

Revenue

Total reported revenue for the period ended September 30, 2019 decreased by $23.0 million, or 20.9%, to $87.0 million. Adverse currency movements accounted for $5.3 million of the decrease. On a functional currency at constant rate basis, revenue decreased by $17.7 million, or 16.1%, with service revenue decreasing by $15.5 million and hardware revenue decreasing by $2.2 million.

SBG revenue, which is included in total reported revenue, above, decreased by $17.7 million on a functional currency at constant rate basis, or 21.9%, comprised of a reduction in service revenue of $15.5 million and a $2.2 million reduction in hardware sales.

The decrease in SBG service revenue was primarily due to a decrease in revenue in the UK LBO market of $11.4 million, $10.7 million driven by the Triennial Implementation and $0.5 million due to the expiring of a service contract. The impact of the Triennial Implementation reduced UK LBO Customer Gross Win per unit per day by 26.2% across the period. However, the decline in Gross Win per unit per day improved by 3.6% from the second quarter to the third quarter from 41.1% to 37.5%. Additionally, there was a reduction in the Greek market of $2.4 million driven by a reduction in software license sales of $6.1 million partly offset by the continued terminal rollout which drove additional income of $3.7 million. Revenue in the Italian market decreased by $1.2 million due to the 1.7% tax rate increase on gross stakes and $0.3 million from lower sales of machine parts, this was partly offset by $0.3 million of license sales. Revenue in UK Other decreased by $0.4 million due to lower ad hoc service work in the period.

The decrease in hardware revenue was driven by a decrease in hardware sales in the UK market of $1.8 million, due to $2.0 million lower Flex terminal sales ($4.0 million of the prior period sales were at nil margin) and lower hardware sales in the Italian market of $0.4 million. This was partly offset by $0.1 million higher SSBT sales in the UK market.

Virtual Sports revenue remained unchanged on a functional currency at constant rate basis, driven by growth in the UK of $1.0 million and growth in other existing customers and new customer launches in the rest of the world of $0.9 million. Additionally, we generated one-off income during the period from historic recurring revenue previously unreported to us of $0.8 million across Virtual and Interactive customers. This was offset by a reduction of $0.7 million from the decrease in long-term Virtual Sports contracts which have now been fully amortized, $0.7 million due to the rephasing of the annual contract with a major customer, $0.3 million from the expiration of a fixed term contract, $0.3 million from one-time revenue in the prior period and $0.2 million from one-time content sales in the prior period. Excluding these Virtual Sports revenue increased by $1.4 million.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, which includes machine cost of sales, consumables, content royalties and connectivity costs, decreased by $4.4 million, or 17.8%, on a reported basis, to $20.3 million. Of this decrease, $1.4 million arose from favorable currency movements. On a functional currency at constant rate basis, cost of sales decreased by $3.0 million, or 12.3%.

This decrease was due to a decrease in cost of hardware of $2.0 million, or 27.9%, due to lower hardware sales in the UK and Italian markets, as well as a decrease in cost of service of $1.0 million, or 5.8%, due to a decrease in Virtual Sports service costs of $0.9 million.

Selling, general and administrative expenses

SG&A expenses decreased by $4.7 million, or 10.8%, on a reported basis, to $39.0 million, Of this decrease, $2.5 million arose from favorable currency movements. On a functional currency at constant rate basis, SG&A decreased by $2.3 million, or 5.2%. This was driven by staff-related cost savings of $4.0 million (of which $3.3 million was made in conjunction with Post Triennial Implementation), facilities cost savings of $0.6 million, IT-related cost savings of $0.4 million and legal cost savings of $0.3 million. This was offset by an increase in the costs of group restructure of $1.1 million (removed from Adjusted EBITDA) and a decrease in net labor capitalization and manufacturing recoveries of $2.0 million due to mix of projects and lower factory throughput as a result of fewer machines being built.

Stock-based compensation

During the nine months ended September 30, 2019, the Company recorded an expense of $6.6 million with respect to outstanding awards. Of this expense, $4.5 million related to costs from awards made under the 2016 Long Term Incentive Plan and $2.1 million from awards made under the 2018 Plan. The entirety of this cost related to recurring costs, with the 2018 Plan awards impacted by movements in the stock price between the award granting date and May 14, 2019, the date the scheme was formally approved by stockholders. Following approval, the cost was no longer impacted by stock price movements and was charged by the same method as all other award plans. During the nine months ended September 30, 2018, the charge for stock-based compensation was $4.2 million, all of which related to awards made under the 2016 Long Term Incentive Plan and to recurring costs.

Acquisition and integration related transaction expenses

Acquisition related transaction expenses increased by $4.6 million, on a reported basis, to $4.9 million. The entirety of the 2019 and 2018 period expenses were related to work in respect of potential acquisitions with the 2019 expenses relating to the acquisition and third party integration fees linked exclusively to the acquisition and integration of Novomatic UK’s Gaming Technology Group.

Impairment expense

Impairment expense decreased by $7.7 million as there was no charge in the current period, but a $7.7 million expense in the prior period. This expense in the prior period was considered to be outside the normal course of business. Following a review of key strategic areas and therefore future priority areas by the Office of the Executive Chairman, the carrying value of these assets were deemed to be in excess of their current fair value.

Depreciation and amortization

Depreciation and amortization decreased by $5.2 million, or 16.2%, on a reported basis, to $27.1 million. This included the impact of favorable currency movements of $1.7 million.

On a functional currency at constant rate basis, depreciation and amortization decreased by $3.5 million, or 11.0%. This decrease was driven by lower machine and machine-related depreciation of $3.3 million and lower amortization of $0.2 million, driven by lower amortization of platforms and games. The machine and machine-related depreciation decrease was driven by lower depreciation in the UK ($4.0 million) and Italy ($0.8 million) due to machines being fully depreciated, which was partly offset by additional depreciation in Greece of $1.7 million due to the additional volume of machines.

Net operating loss

During the period on a reported basis, net operating loss increased by $8.0 million from a loss of $2.9 million to a loss of $10.9 million. On a functional currency at constant rate basis, net operating loss increased by $8.7 million, mainly due to the reduction in revenue and increases in stock-based compensation and acquisition related transaction expenses. This was partly offset by savings in cost of sales, impairment expenses, depreciation and amortization and SG&A expenses as well as by a $0.8 million favorable currency movement. The net impact of the Triennial Implementation in the UK for the period (included in the $10.9 million) was $6.8 million.

Interest expense

Interest expense decreased by $2.8 million in the period, to $12.9 million, on a reported basis. Of this variance, $0.9 million was due to a favorable currency movement. On a functional currency at a constant rate basis, interest expense was $2.0 million, or 12.6%, lower than the prior period. Savings of $4.9 million of PIK interest (no longer incurred following the debt refinancing in August 2018), lower revolver interest of $0.4 million and a $0.6 million exchange rate movement were offset by an increase of $2.5 million of cash interest charge due to a higher debt balance amount and a $1.2 million increase in amortization of capitalized debt fees.

Change in fair value of earnout liability

Due solely to changes in the share price ($6.51 at March 25, 2019 and $4.80 at December 31, 2018) the charge in the nine months ended September 30, 2019 from a change in the fair value of earnout liability was $2.3 million. On March 25, 2019, the shares relating to the earnout liability were issued. In the prior period, due to changes in share price, the corresponding figure was a $4.0 million gain.

Change in fair value of derivative liability

Change in fair value of derivative liability decreased by $8.6 million, on a reported basis, to a $2.8 million credit for the nine months ended September 30, 2019 arising from the fair valuing of the cross-currency swaps executed in August 2018 in connection with the debt refinancing of the Company. This represents the unhedged amount of the cross-currency swap. For the nine months ended September 30, 2018, the change in fair value of derivative liability was a $5.8 million charge. Of this, $7.4 million represented the unhedged amount of the cross-currency swap with a $1.6 million gain for derivative awards which were converted to stock-based compensation awards in March 2018.

Other finance income

Other finance income for the nine months ended September 30, 2019 was a charge of $0.9 million, $4.9 million more than the prior period which had a credit of $3.9 million. Changes in exchange rates resulted in a loss of $8.3 million in retranslating the debt balance. This was partly offset by a $3.2 million gain from the GBP:USD cross-currency swap entered into to mitigate this impact, accounted for under hedge accounting, and a $0.1 million higher pension interest gain.

Income tax expense

Our effective tax rate for the period ended September 30, 2019 was 0.4%, and our effective tax rate for the period ended September 30, 2018 was 0.6%.

Net loss

On a reported basis, net loss increased by $7.8 million, from a loss of $16.4 million to a loss of $24.2 million in the period ended September 30, 2019. On a functional currency at constant rate basis net loss increased by $9.1 million, mainly due to the increase in net operating loss and a $5.1 million increase in other finance costs. This was partly offset by a $2.9 million change in fair value of earnout and derivative liabilities as well as by a favorable currency movement of $1.3 million.

Nine Months ended September 30, 2019 compared to Nine Months ended September 30, 2018 – Server Based Gaming Segment

SBG Segment, Key Performance Indicators

SBG

	For the Nine-Month Period ended
	Unaudited Sept 30, 2019	Unaudited Sept 30, 2018	Variance 2019 vs 2018
				%

End of period installed base (# of terminals)	32,084	33,194	(1,110)	(3.3)%
Average installed base (# of terminals)	34,967	31,877	3,090	9.7%
Customer Gross Win per unit per day (1)	£83.78	£111.99	£(28.21)	(25.2)%
Customer Net Win per unit per day (1)	£59.29	£79.86	£(20.58)	(25.8)%
Inspired Blended Participation Rate	6.2%	6.1%	0.1%

(1)	Includes all SBG terminals in which the company takes a participation revenue share across all territories

SBG Segment, key events that affected results for the Nine Months ended September 30, 2019

During the period Customer Gross Win per unit per day in the total UK market (including non-LBO UK markets) decreased by 24.0%. This was due mainly to the Triennial Implementation outcome in the UK. The revenue impact of this regulatory change was in line with our expectations.

During the period, an additional 626 SSBTs were sold and deployed in the UK LBO market. There is also a strong order book for this product for the fourth quarter of the year. In addition to hardware sale margin, these terminals also generate a recurring service fee.

During the third quarter of 2019, the Company secured an extension to supply hardware, platform, content and service into the UK LBO market with our largest customer for an additional three years. This agreement runs to the end of 2022 and includes minimal capital expenditure in exchange for a slight reduction in revenue share versus current terms.

In the UK Casino market, we sold 246 “Flex” B3 terminals split between two major customers. These terminals were all installed during the months of May to September 2019 and will also generate a recurring software rental fee and content revenue share to the Company in future periods.

In the UK Electronic Table Games (ETG) market, we sold 134 “Sabre Hydra TM” terminals to a major Casino customer with a further 80 contracted to the same customer in the fourth quarter of 2019.

Our SBG rollout into the Greek market continued during the period with a further 923 being deployed on site and live. The total installed base of our contracted terminals in Greece is now 7,754 as of September 30, 2019. During the period, Inspired was awarded a further 580 contracted terminals, 380 of which will be our new “Valor VIP” cabinet. This brings the total number of our contracted terminals in Greece to 8,940. Despite increased density, the performance of our Greek terminals continues to be strong against our competitors.

In Italy, customer Net Win per unit per day (in EUR) decreased by €12, or 27.4%, due to an increase in the average revenue tax of 1.7% from 6.8% in 2018 to 8.5% in 2019.

Our end of period Installed Base of terminals showed a decrease of 1,110 or 3.3% to 32,084. This was due to 700 shop closures by a major customer in the UK LBO market resulting from the Triennial Implementation, however this happened at the very end of the period and so had no impact on the average installed base. The overall UK LBO installed base remains in line with expectation. Significant growth in the Greek market over the past twelve months partly offsets the UK LBO decline.

Customer Gross Win per unit per day (in our functional currency, GBP) decreased by 25.2% across the entire estate, driven mainly by the reduction in maximum permitted bets on B2 gaming machines in the UK and the impact of our SBG installations in Greece, as our Greek machines return a lower daily Customer Gross Win compared to our UK machines. These impacts, along with a 1.7% increase in the Italian tax rate, led to a Net Win per unit per day decrease on total SBG of 25.8%. Our blended participation rate increased to 6.2% from 6.1.% from the prior period.

SBG Segment, Nine Months ended September 30, 2019 compared to Nine Months ended September 30, 2018

Server Based Gaming

	For the Nine-Month
	Period ended				Variance
	Unaudited Sept 30, 2019	Unaudited Sept 30, 2018	Variance 2019 vs 2018		Functional Currency at Constant rate	Functional Currency	Currency Movement
(In millions)
Revenue:
Service	$52.7	$71.4	$(18.7)	(26.2)%	$(15.5)	(21.7)%	$(3.1)
Hardware	6.8	9.4	(2.6)	(27.7)%	(2.2)	(23.1)%	(0.4)
Total revenue	$59.5	80.8	(21.3)	(26.3)%	(17.7)	(21.9)%	(3.6)

Cost of sales, excluding depreciation and amortization:
Cost of service	$(12.9)	(13.9)	1.0	(7.1)%	0.2	(1.1)%	0.8
Cost of hardware	$(4.9)	(7.3)	2.4	(32.7)%	2.0	(27.9)%	0.4
Total cost of sales	(17.8)	(21.2)	3.4	(15.9)%	2.2	(10.2)%	1.2

Selling, general and administrative expenses	(18.3)	(23.9)	5.6	(23.4)%	4.5	(18.8)%	1.1

Impairment expense	-	(4.7)	4.7	(100.0)%	4.9	(100.0)%	(0.2)

Stock-based compensation	(1.3)	(0.8)	(0.5)	62.5%	(0.6)	71.5%	0.1

Depreciation and amortization	(21.7)	(26.5)	4.8	(18.1)%	3.4	(12.9)%	1.4

Net operating profit	$0.4	$3.7	$(3.3)	(89.8)%	$(3.3)	(90.0)%	$0.0

Exchange Rate - $ to £	1.28	1.35

SBG Segment revenue. In the period revenue decreased by $21.3 million, to $59.5 million, on a reported basis. This decrease was due in part to adverse currency movements of $3.6 million. On a functional currency at constant rate basis, SBG revenue decreased by $17.7 million, or 21.9%.

Service revenue decreased by $18.7 million on a reported basis. This was due in part to adverse currency movements of $3.1 million. On a functional currency at constant rate basis, SBG service revenue decreased by $15.5 million, or 21.7%, to $52.7 million. This was primarily due to a decrease in revenue in the UK LBO market of $11.4 million, of which $10.7 million was driven by the Triennial Implementation and $0.5 million due to the expiring of a service contract. Additionally, there was a reduction in the Greek market of $2.4 million driven by a reduction in software license sales of $6.1 million partly offset by the continued terminal rollout which drove additional income of $3.7 million. Revenue in the Italian market decreased by $1.2 million due to the 1.7% tax rate increase on gross stakes and $0.3 million from lower sales of machine parts. This was partly offset by $0.3 million of license sales. Revenue in UK Other decreased by $0.4 million due to lower ad hoc service work in the period.

The continued terminal rollout into the Greek market drove additional participation revenue of $1.8 million and other recurring revenue of $1.9 million. This was offset by a $6.1 million reduction in software license sales compared to the prior period.

UK LBO Customer Gross Win per unit per day decreased by 26.2% due to the Triennial Implementation. The revenue impact of this regulatory change was in line with our expectations. The decline in Gross Win improved by 3.6% from the second quarter to the third quarter from 41.1% to 37.5%.

Hardware revenue decreased by $2.6 million to $6.8 million, on a reported basis. On a functional currency at constant rate basis, SBG hardware revenue decreased by $2.2 million, principally due to lower Flex terminal sales (the sales in the prior period were at nil margin) in the UK market and lower Italian hardware sales of $0.4 million. This was partly offset by higher SSBT sales in the UK of $0.1 million.

SBG Segment operating income. Cost of sales (excluding depreciation and amortization) decreased by $3.4 million to $17.8 million, on a reported basis. This variance was impacted by favorable currency movements of $1.2 million. On a functional currency at constant rate basis, cost of sales decreased by $2.2 million. This was principally due to a decrease in hardware costs of $2.0 million driven by lower hardware sales in both the UK and Italian market. Service costs decreased by $0.2 million due to a decrease in UK consumables of $0.7 million, a decrease in cost of service in Italy of $0.4 million, partly offset by an increase in Greek SBG service costs of $0.8 million driven by the increase in terminals as the Greece rollout continued.

SG&A expenses decreased by $5.6 million, to $18.3 million, on a reported basis. Of this variance, $1.1 million arose from favorable currency movements. This resulted in a functional currency at constant rate decrease of $4.5 million driven by staff-related cost savings of $4.8 million (of which $3.0 million was made in conjunction with Post Triennial Implementation), lower IT-related costs of $0.4 million driven by lower headcount, lower costs of group restructure of $0.2 million and other cost savings of $0.8 million. This was partly offset by $2.0 million of lower labor capitalization and manufacturing recoveries due to lower factory throughput.

An impairment expense in the prior period, considered to be outside of the normal course of business, amounted to $4.7 million, due to the review of key strategic areas by the Office of the Executive Chairman. This resulted in a functional currency at constant rate decrease of $4.7 million.

Depreciation and amortization decreased by $4.8 million, to $21.7 million on a reported basis. Of this amount, $1.4 million was due to favorable currency movements. On a functional currency at constant rate basis, the decrease was $3.4 million, driven by $3.3 million from lower machine and machine-related depreciation and by $0.1 million of lower amortization. The lower machine and machine-related depreciation was driven by lower depreciation in the UK ($4.0 million) and Italy ($0.8 million) due to machines being fully depreciated, partly offset by the additional machine and machine-related depreciation in Greece of $1.7 million due to the additional terminals in the Greek market.

Operating profit decreased by $3.3 million, to $0.4 million, on a reported basis. On a functional currency at constant rate basis, SBG operating profit decreased by $3.3 million. This was primarily due to the decrease in revenue and higher stock-based compensation of $0.6 million, partly offset by lower cost of sales, SG&A expenses, impairment expenses and depreciation and amortization.

SBG Segment, Recurring Revenue

Set forth below is a breakdown of our SBG recurring revenue. SBG recurring revenue consists principally of SBG participation revenue.

	For the Nine-Month Period ended
	Unaudited Sept 30, 2019	Unaudited Sept 30, 2018	Variance 2019 vs 2018
(In £ millions)				%
SBG Recurring Revenue
Total SBG Revenue	£46.6	£59.7	£(13.1)	(21.9)%

SBG Participation Revenue	£35.2	£42.4	£(7.2)	(17.0)%
SBG Other Fixed Fee Recurring Revenue	£0.7	£0.7	£(0.0)	(3.8)%
Total SBG Recurring Revenue	£35.9	£43.2	£(7.3)	(16.8)%
SBG Recurring Revenue as a Percentage of Total SBG Revenue	77.0%	72.3%	4.7%

For definitions of the terms used in the table above, see the definitions provided under the corresponding “SBG segment, Recurring Revenue” table for the three-month periods ended September 30, 2019 and 2018, set forth earlier in this Management’s Discussion and Analysis section.

SBG Segment, Service Revenue by Region

Set forth below is a breakdown of our SBG service revenue by geographic region. SBG service revenue consists principally of SBG participation revenue.

Server Based Gaming Service Revenue by Region

	For the Nine-Month
	Period ended				Variance
	Unaudited Sept 30, 2019	Unaudited Sept 30, 2018	Variance 2019 vs 2018		Functional Currency at Constant rate	Functional Currency	Currency Movement
(In millions)
Service Revenue:
UK LBO	$30.2	$43.4	$(13.2)	(30.4)%	$(11.4)	(26.2)%	$(1.8)
UK Other	3.9	4.5	(0.6)	(13.4)%	(0.4)	(7.8)%	(0.3)
Italy	6.0	7.6	(1.5)	(20.3)%	(1.2)	(15.5)%	(0.4)
Greece	12.0	15.1	(3.1)	(20.6)%	(2.4)	(16.0)%	(0.7)
Rest of the World	0.5	0.8	(0.2)	(29.7)%	(0.2)	(25.4)%	(0.0)

Total service revenue	$52.7	$71.4	$(18.6)	(26.1)%	$(15.5)	(21.7)%	$(3.1)

Exchange Rate - $ to £	1.28	1.35

Virtual Sports Segment, Nine Months ended September 30, 2019 compared to Nine Months ended September 30, 2018

Virtual Sports Segment, Key Performance Indicators

	For the Nine-Month Period ended
	Unaudited Sept 30, 2019	Unaudited Sept 30, 2018	Variance 2019 vs 2018
Virtuals				%

No. of Live Customers at the end of the period	102	97	5	5.2%
Average No. of Live Customers	102	91	11	11.8%
Total Revenue (£‘m)	£21.5	£21.6	£(0.0)	(0.1)%
Total Virtual Sports Recurring Revenue (£‘m)	£19.6	£19.0	£0.6	3.4%
Total Revenue £‘m - Retail	£12.0	£13.4	£(1.4)	(10.5)%
Total Revenue £‘m - Scheduled Online Virtuals	£7.5	£6.2	£1.4	22.4%
Total Revenue £‘m - Interactive	£2.0	£2.1	£(0.0)	(0.4)%
Average Revenue Per Customer per day (£)	£771	£866	£(95)	(11.0)%

For definitions of the terms used in the table above, see the definitions provided under the corresponding “Virtual Sports segment, Key Performance Indicators” table for the three-month periods ended September 30, 2019 and 2018, set forth earlier in this Management’s Discussion and Analysis section.

Virtual Sports Segment, Recurring Revenue

	For the Nine-Month Period ended
	Unaudited Sept 30, 2019	Unaudited Sept 30, 2018	Variance 2019 vs 2018
(In £ millions)				%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£21.5	£21.6	£(0.0)	(0.1)%

Recurring Revenue - Retail and Scheduled Online Virtuals	£17.6	£17.0	£0.6	3.5%
Recurring Revenue - Interactive	£2.0	£1.9	£0.1	2.7%
Total Virtual Sports Recurring Revenue	£19.6	£19.0	£0.6	3.4%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	91.0%	87.9%	3.1%

For definitions of the terms used in the table above, see the definitions provided under the corresponding “Virtual Sports segment, Recurring Revenue” table for the three-month periods ended September 30, 2019 and 2018, set forth earlier in this Management’s Discussion and Analysis section.

Virtual Sports Segment, key events that affected results for the Nine Months ended September 30, 2019

During the period, we launched two streams of our Rush Football 2 TM product with The Stars Group brand Betstars. We also launched Rush Football 2 with the Moroccan Lottery via the Intralot platform in approximately 200 venues. In the UK we deployed our Rush Bingo product on a dedicated channel to the Betfred estate of approximately 1,600 venues. We also deployed Virtual Horses, Dogs and Football (Soccer) via our proprietary Virtuals Connect platform with Genting Online. In Ireland, we launched a fourth channel of Virtual Horses with Boylesports. In Romania, we launched Rush Football 2 with Superbet. In UK Retail, we deployed our new stream-to-venue product in Ladbrokes and Coral running two channels of Rush Horses Sprints which complement the existing Broadcast channels. In the UK and Ireland, we launched our Quick 6 Bingo and two-minute Power Spin Roulette products across the full Paddy Power estate of over 750 venues.

During the period we renewed our contract with Bet365 for an additional three years to provide scheduled Virtuals online with the world’s largest online sports betting company with over 35 million customers worldwide. In Virtual Interactive we deployed our proprietary 1st DownTM and Head 2 Head FootballTM products with Bet365 on two additional channels.

Inspired was named Virtual Supplier of the Year at the Gaming International Awards held at ICE 2019 and at the EGR B2B awards which were held in June 2019. This is the fourth consecutive year we have received this award.

During the period our Interactive division launched with eight new customers from New Jersey, Canada and the UK. We also launched new content, including Bear MoneyTM, Book of the IrishTM, Rainbow CashpotsTM and Mighty Hot WildsTM across the estate, which have performed strongly

During the period we signed a new contract with the British Columbia Lottery Corporation to supply Virtuals on demand, slots and table content via our proprietary Virgo platform. The Interactive division launched with Lotto Quebec in the period with our proprietary V- Play On-Demand products

The Average Number of Live Customers during the period increased by eleven from 91 to 102. Including the launch of six new Interactive customers, all of which were launched via the NYX platform. This brought our Average Number of Live Interactive Customers for the period to 39.

Despite a decrease in Average Revenue per Customer per Day due to the rephasing of the annual contract with a major customer, we have extended that contract for an additional two-year term and we should see some benefit in the fourth quarter. Virtual Sports recurring revenue as a percentage of total Virtual Sports revenue increased by 3.1% to 91.0%.

Virtual Sports Segment, Nine Months ended September 30, 2019 compared to Nine Months ended September 30, 2018

Virtual Sports

	For the Nine-Month
	Period ended				Variance
(In millions)	Unaudited Sept 30, 2019	Unaudited Sept 30, 2018	Variance 2019 vs 2018		Functional Currency at Constant rate	Functional Currency	Currency Movement

Service Revenue	$27.5	$29.2	$(1.7)	(5.9)%	$(0.0)	(0.1)%	$(1.7)

Cost of Service	(2.5)	(3.5)	1.0	(29.2)%	0.9	(24.7)%	0.2

Selling, general and administrative expenses	(6.2)	(8.0)	1.8	(22.5)%	1.4	(17.2)%	0.4

Impairment expense	-	(3.0)	3.0	(100.0)%	3.1	(100.0)%	(0.1)

Stock-based compensation	(1.0)	(0.7)	(0.3)	42.9%	(0.4)	48.0%	0.1

Depreciation and amortization	(4.2)	(4.7)	0.5	(10.6)%	0.3	(6.8)%	0.2

Net operating profit	$13.6	$9.3	$4.3	46.1%	$5.2	57.2%	$(0.9)

Exchange Rate - $ to £	1.28	1.35

Virtual Sports Segment revenue. In the period revenue decreased by $1.7 million, or 5.9%, on a reported basis. This decrease includes the impact of adverse currency movements of $1.7 million. On a functional currency at constant rate basis, Virtual Sports remained unchanged.

This was driven by growth in the UK of $1.0 million and growth in other existing customers and new customer launches in the rest of the world of $0.9 million. Additionally, we generated one-off income during the period from historic recurring revenue previously unreported to us of $0.8 million across Virtual and Interactive customers. This was offset by a reduction of $0.7 million from the decrease in long-term Virtual Sports contracts which have now been fully amortized, $0.7 million due to the rephasing of the annual contract with a major customer, $0.3 million from the expiration of a fixed term contract, $0.3 million from one-time revenue in the prior period and $0.2 million from one-time content sales in the prior period. As a result, underlying Virtual Sports revenue increased by $1.4 million.

Virtual Sports Segment operating income. Cost of service decreased by $1.0 million, to $2.5 million, on a reported basis. Of this decrease, $0.2 million arose from favorable currency movements. On a functional currency at constant rate basis, cost of service decreased by $0.9 million, driven by lower incomes and lower commissions paid in 2019.

SG&A expenses decreased by $1.8 million on a reported basis. Of this decrease, $0.4 million arose from favorable currency movements. This resulted in a functional currency at constant rate decrease of $1.4 million largely driven by staff-related cost savings of $1.0 million.

Depreciation and amortization decreased by $0.5 million, to $4.2 million, on a reported basis. Of this decrease, $0.2 million was due to favorable currency movements. This resulted in a functional currency at constant rate decrease of $0.3 million, driven by lower amortization of platforms and games due to an impairment of an intangible fixed asset in the prior period.

Operating profit increased by $4.3 million, on a reported basis, to $13.6 million, which includes an impact of $0.9 million from adverse currency movements. On a functional currency at constant rate basis, this represented an increase of $5.2 million, or 57.2%. This was driven by a decrease in cost of service, lower impairment expenses, lower SG&A expenses and lower depreciation and amortization, partly offset by $0.4 million of higher stock-based compensation.

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

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Loss, to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA

	For the Three-Month Period ended
	Unaudited Sept 30,	Unaudited Sept 30,
(In millions)	2019	2018

Net loss	$(8.5)	$(11.9)

Items Relating to Legacy Activities:
Pension charges (1)	0.1	0.1

Items outside the normal course of business:
Costs of group restructure (3)	0.5	0.1
Acquisition and integration related transaction expenses (4)	3.3	0.1

Stock-based compensation expense	2.2	1.5

Impairment expense	-	7.7
Depreciation and amortization	8.3	10.6
Total other expense, net	2.7	8.2
Income tax	0.1	0.0
Adjusted EBITDA	$8.7	$16.3

Adjusted EBITDA	£7.1	£12.5

Exchange Rate - $ to £ (6)	1.23	1.30

	For the Nine-Month Period ended
	Unaudited Sept 30,	Unaudited Sept 30,
(In millions)	2019	2018

Net loss	$(24.2)	$(16.4)

Items Relating to Legacy Activities:
Pension charges (1)	0.4	0.4
Litigation Settlement (2)	-	0.3

Items outside the normal course of business:
Costs of group restructure (3)	3.1	2.1
Acquisition and integration related transaction expenses (4)	4.9	0.3

Stock-based compensation expense	6.6	4.2

Impairment expense	-	7.7
Depreciation and amortization	27.1	32.3
Total other expense, net	13.2	13.4
Income tax	0.1	0.1
Adjusted EBITDA	$31.3	$44.3

Adjusted EBITDA	£24.5	£32.8

Exchange Rate - $ to £ (6)	1.28	1.35

Notes to table:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Central Functions.

(2)	“Litigation Settlement” refers to settlement of an employment related litigation with the former general counsel of Hydra Industries Acquisition Corp.

(3)	“Costs of group restructure” include redundancy costs, Payments In Lieu of Notice costs, any associated employer taxes and costs associated with onerous property leases. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs. These costs were primarily incurred in connection with the property consolidation.

(4)	Acquisition and integration related transaction expenses, Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(5)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Reconciliation to Adjusted Revenue

	For the Three-Month Period ended
	Unaudited Sept 30,	Unaudited Sept 30,
	2019	2018
(In millions)
Net revenues	$26.6	$35.6
Less Nil Margin Sales	-	-
Adjusted Revenue	$26.6	$35.6

Adjusted Revenue	£21.6	£27.3

Exchange Rate - $ to £	$1.23	$1.30

	For the Nine-Month Period ended
	Unaudited Sept 30,	Unaudited Sept 30,
	2019	2018
(In millions)
Net revenues	$87.0	$110.0
Less Nil Margin Sales	-	(4.0)
Adjusted Revenue	$87.0	$106.0

Adjusted Revenue	£68.2	£78.4

Exchange Rate - $ to £	$1.28	$1.35

We believe that accounting for nil margin hardware sales in conformance with U.S. GAAP can result in a distorted presentation of our revenue and growth. Therefore, we use Revenue Excluding Nil Margin Sales, or Adjusted Revenue, to internally analyze our operating performance.

Liquidity and Capital Resources

Nine Months ended September 30, 2019 compared to Nine Months ended September 30, 2018

	Period Ended
	Sept 30, 2019	Sept 30, 2018	Variance 2019 to 2018
(in millions)
Net loss	$(24.2)	$(16.4)	$(7.8)
Non-cash interest expense including amortization of fees	1.4	4.8	(3.4)
Change in fair value of derivative and earnout liabilities and stock-based compensation expense	6.1	6.0	0.1
Impairment expense	-	7.7	(7.7)
Foreign currency translation on senior bank debt and cross currency swaps	1.0	(3.4)	4.4
Depreciation and amortization	27.1	32.3	(5.2)
Other net cash generated/(utilized) by operating activities	11.0	3.4	7.6
Net cash provided by operating activities	22.4	34.4	(12.0)

Net cash used in investing activities	(16.5)	(36.1)	19.6
Net cash generated by financing activities	9.0	12.9	(3.9)
Effect of exchange rates on cash	(1.3)	0.3	(1.6)
Net increase in cash and cash equivalents	$13.6	$11.5	$2.1

Net cash provided by operating activities. In the period, net cash inflow generated by operating activities was $22.4 million, compared to $34.4 million inflow in the prior period, representing an $12.0 million decrease in cash generation.

Non-cash interest expense decreased by $3.4 million to $1.4 million. The current period’s non-cash interest expense related to amortization of debt fees incurred in relation to the business refinancing in August 2018 whereas the prior period’s expense related to PIK interest charged on the debt held prior to the refinancing and amortization of debt fees only from the point of the business refinancing in August 2018.

Change in fair value of derivative and earnout liabilities and stock-based compensation expense increased by $0.1 million, from an inflow of $6.0 million to an inflow of $6.1 million. Movements in the market value of the stock price resulted in a $6.3 million higher earnout inflow in the current period and there was a $2.4 million higher inflow relating to stock-based compensation expense. These were offset by a $8.6 million higher outflow of $8.6 million relating to derivative liabilities.

Foreign currency translation on senior bank debt and cross currency swaps following the refinancing on August 14, 2018 resulted in a loss in the period of $1.8 million as a result of the movement in exchange rates during the current period, compared to a gain of $4.0 million in the prior period.

Depreciation, amortization and impairment reduced by $5.2 million to a charge of $27.1 million, due principally to lower machine depreciation of $3.3 million and lower development costs and license amortization of $1.8 million.

Other net cash generated by operating activities increased by $7.6 million, to an $11.0 million inflow. The strong performance in the first nine months of the year compared to the prior year was driven by several factors. Improved collection of accounts receivable in the current period of $5.0 million and reduced capital expenditures resulted in cash growth of $4.2 million, also helped by favorable timing of supplier payments of $3.2 million. The prior period included the build and roll out of the second phase of Greece machines, and the subsequent inventory requirement impacted the comparative working capital levels, while payroll taxes due on RSU awards vesting in December 2017 had a $1.4 million working capital impact. The Greece roll out in the prior period also resulted in an increased deferred revenue creditor benefitting the prior period cash generated by operating activities by $3.6 million. The current period has seen an unwind of $4.3 million as the creditor is credited to the profit and loss account.

Net cash used in investing activities. Net cash used in investing activities decreased by $19.6 million to $16.5 million. The decrease was attributable to lower levels of machine spending compared to the prior period which included the Greece roll out and Flex 4k terminal build.

Net cash generated by financing activities. In the current period, net cash generated by financing activities was $9.0 million, compared to $12.9 million in the prior period. This was due to the prior period including a refinancing of the group which, net of fees paid on previous debt and revolver being repaid, resulted in a $13.0 million cash generation. The current period has seen a $9.0 million increase due to an increase in the level of revolver utilization in the current period to enable the purchase of Euros to hedge on the Euro purchase price of the acquisition of Novomatic UK’s Gaming Technology Group.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of September 30, 2019, we had liquidity of $29.6 million in cash and cash equivalents. This compares to $22.5 million of cash and cash equivalents plus a further $9.5 million of an undrawn revolver facility at the end of the prior period. We had a working capital inflow of $11.0 million in 2019, compared to a $3.4 million inflow in the prior period. The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization. In periods with minimal machine volumes and capital spend, our working capital is more stable. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are higher than typical and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Significant amounts of our cash flows from operations arise from our operations in Greece. As of September 30, 2019, $2.4 million of our $29.6 million of cash and cash equivalents had arisen in Greece and was being held in our Greek bank accounts. In the ordinary course of business, we seek from time to time to transfer funds earned in Greece to accounts of ours outside Greece. However, up until September 1, 2019, Greece imposed capital controls that sometimes complicated, delayed or prevented the flow of capital out of that country. Historically, we have always been able to complete such transfers. Since September 1, 2019, capital controls are no longer in place.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, the refinancing of the business following the acquisition of the Novomatic UK’s Gaming Technology Group in October 2019 and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through November 2020.

The Company has undertaken a review of its operations in order to enable it to reduce its global costs and to more effectively align its resources with its business priorities. In connection with this review, the Company is in the process of consolidating and relocating certain of its operations in the UK and has implemented, and expects to continue to implement, a related reduction in headcount. These changes continue the Company’s prior cost control efforts. Office consolidation expenses are expected to amount to approximately $7.9 million in total, as we expect to incur approximately $2.5 million of capital investment for the new office, and approximately $5.4 million of one-time costs to exit offices. These figures include costs relating to staff redundancy, relocation allowances, travel supplements, dual running costs, recruitment fees of replacement hires and dilapidating old facilities. We expect the majority of these costs to be incurred by the end of the first quarter next year.

Long Term and Other Debt

	September 30, 2019		September 30, 2018
(In millions)
Cash held	£24.0	$29.6	£17.2	$22.5
Revolver drawn	(7.3)	(9.0)	-	-
Original principal senior debt	(113.6)	(140.0)	(107.4)	(140.0)
Cash interest accrued	-	-	(0.1)	(0.1)
Finance lease creditors	(0.1)	(0.1)	(0.4)	(0.5)
Total	£(97.0)	$(119.5)	£(90.6)	$(118.2)

During August 2018, the Company and certain of its subsidiaries entered into a series of transactions that refinanced the Company’s external borrowings, replacing the Company’s senior term and revolving facilities, originally entered into in 2014, with senior notes of $140.0 million and a revolving credit facility of £7.5 million (equivalent to approximately $9.2 million). The senior notes had a 5-year duration and carried a cash interest rate of 9% plus 3-month LIBOR, and the revolving credit facility had a 3-year duration and carried a cash interest rate on any utilization at 4% plus 3-month LIBOR, any unutilized amount carried a 1.4% cash interest cost. In connection with this refinancing, the Company entered into a three-year, fixed-rate, cross-currency swap. For further information regarding the new external borrowings and the swap, see Note 12 to the Consolidated Financial Statements, “Long Term and Other Debt”.

As of September 30, 2019, the Company had bank facilities of £121.1 million (equivalent to approximately $149.2 million), consisting of a senior term loan facility of £113.6 million (equivalent to $140.0 million) and a revolving credit facility of £7.5 million (equivalent to approximately $9.2 million). As of September 30, 2019, the term loan facility had a cash interest rate on outstanding borrowings equal to the base rate margin of 9.00% per annum, plus 3-month LIBOR which at September 30, 2019 was the equivalent of 11.33% per annum which under the cross-currency swaps executed was reduced to a rate of 10.87%. The term loan facility is scheduled to mature on August 13, 2023 but was terminated on October 1, 2019 (see Acquisition section below).

As of September 30, 2018, the Company had bank facilities of £114.9 million (equivalent to approximately $149.8 million), consisting of a senior term loan facility of £107.4 million (equivalent to $140.0 million) and a revolving credit facility of £7.5 million (equivalent to approximately $9.8 million). As of September 30, 2018, the term loan facility imposed a cash interest rate on outstanding borrowings equal to the base rate margin of 9.00% per annum, plus 3-month LIBOR which at September 30, 2018 was the equivalent of 11.39% per annum which under the cross-currency swaps executed was reduced to a rate of 10.87%.

As of September 30, 2019, the Company had aggregate borrowings under the revolving credit facility of £7.3 million (equivalent to $9.0 million). As of September 30, 2019, the revolving credit facility imposed a cash interest rate on outstanding borrowings equal to the base rate margin of 4.00% per annum, plus LIBOR, and the current rate at which cash interest accrued was 4.70% per annum. In addition, a commitment fee was payable with respect to unutilized borrowing capacity at a rate of 1.40% per annum. The revolving credit facility is scheduled to mature on August 13, 2021. In addition to the revolving credit facility borrowings described above, further amounts under the facility have been used for the Company’s VAT Duty Deferment guarantee and the Company’s credit card program.

As of September 30, 2018, the Company had no aggregate borrowings under the revolving credit facility, the terms and rates of which were identical to the revolving credit facility as of September 30, 2019.

 In addition to the revolving credit facility borrowings described above, further amounts under the facility have been used for the Company’s VAT Duty Deferment guarantee and the Company’s credit card program. The amount used as of September 30, 2019 and 2018 was $0.2 million.

Debt issuance fees were capitalized at the time the debt was issued. As of September 30, 2019, the amount of debt issuance fees capitalized was $9.2 million, including $2.8 million of original issue discount and $4.2 million of exit premium and the remainder being professional fees incurred from the refinancing. Of the total debt issuance fees capitalized, $2.1 million had been charged by September 30, 2019.

Refinancing

On October 1, 2019, pursuant to the Share Purchase Agreement, dated as of June 11, 2019 (the “SPA”), by and between Inspired Gaming (UK) Limited, a subsidiary of the Company (the “Buyer”), and Novomatic UK Ltd., (the “Seller”), the Buyer completed its acquisition from the Seller of (i) all of the outstanding equity interests of each of (a) Astra Games Ltd, (b) Bell-Fruit Group Limited, (c) Gamestec Leisure Limited, (d) Harlequin Gaming Limited, and (e) Playnation Limited, and (ii) 40% of the outstanding equity interests of Innov8 Gaming Limited (“Innov8”, and the entities described in clauses (i) and (ii), together with certain of their subsidiaries, the “Acquired Companies” and the transactions contemplated by the SPA, the “Acquisition”).  The Acquired Companies comprised the Seller’s Gaming Technology Group.  The consideration for the Acquisition totaled approximately €104.6 million (USD $120.0 million) in cash.

In connection with the Acquisition, on September 27, 2019, Gaming Acquisitions Limited, together with Inspired Entertainment, Inc. (“Inspired”), and certain other direct and indirect wholly-owned subsidiaries of Inspired, entered into a Senior Facilities Agreement with Lucid Agency Services Limited, as agent, Nomura International plc and Macquarie Corporate Holdings Pty Limited (UK Branch) as arrangers and/or bookrunners and each lender party thereto (the “Lenders”), pursuant to which the Lenders agreed to provide, subject to certain conditions, two tranches of senior secured term loans (the “Term Loans”), in an original principal amount of £140.0 million and €90.0 million, respectively and a secured revolving facility loan in an original principal amount of £20.0 million. Proceeds from the Term Loans were used, among other things, to pay the purchase price of the Acquisition and to refinance existing indebtedness of the Company.

The new term loans have a 5-year duration and are repayable in full on October 1, 2024. The £140.0 million loan carries a cash interest rate of 7.25% plus 3-month LIBOR, the €90.0 million loan carries a cash interest rate of 6.75% plus a 3-month EUROLIBOR. The £20.0 million revolving credit facility is available until September 1, 2024 and carries a cash interest rate on any utilization at 5.50% plus 3-month LIBOR, with any unutilized amount carrying a cash interest cost at 30% of the applicable margin on the revolving credit facility loan.

In connection with the refinancing on October 1, 2019, the existing three-year, fixed-rate, cross-currency swaps were terminated and the remaining capitalized debt fees totaling $7.2 million were to be expensed in the next quarter. Debt fees of approximately $12 million were expected to be incurred and capitalized in quarter ending December 31, 2019 as part of the refinancing as relating to the costs incurred in obtaining the new term loan facilities. These fees will be amortized over the length of the new term loans.

Debt Covenants

Under our debt facilities in place as of September 30, 2019 and September 30, 2018, we are subject to covenant testing at quarterly intervals. The covenant testing is set at the level of Inspired Entertainment Inc., the ultimate holding company, and consists of a test on Leverage (Consolidated Total Debt/Consolidated Adjusted EBITDA) and a test of the Fixed Charge Coverage Ratio (Net Cash Provided by Operating Activities/Calculation of Consolidated Fixed Charges). These are measured under U.S. GAAP. In addition to the quarterly tests, there was the requirement that the minimum liquidity not be less than $5.0 million. With the refinancing of the Company on October 1, 2019, these tests were replaced by a revised set of covenant tests and for the period ending 30 September, 2019 these tests were not required to be performed.

There were no breaches of the debt covenants in the periods ended September 30, 2019 and September 30, 2018.

Debt Covenants for New Debt

Under our new debt facilities, we are subject to covenant testing. The covenant testing is set at the level of Inspired Entertainment Inc., the ultimate holding company, and consists of a test on Leverage (Consolidated Total Net Debt/Consolidated Pro Forma EBITDA) and a test on the level of capital expenditure. These are measured under U.S. GAAP. Leverage is tested at quarterly intervals commencing on the period ending June 30, 2020 and capital expenditure is tested annually commencing on December 31, 2019.

Liens and Encumbrances

As of September 30, 2019, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Contractual Obligations

As of September 30, 2019, our contractual obligations were as follows:

Contractual Obligations (in millions)	Total	Less than 1 yr	1-3 years	3-5 years	More than 5 yrs
Operating activities
Interest on long term debt	$107.5	$21.5	$43.0	$43.0	$-

Financing activities
Revolver repayment	9.0	9.0	-	-	-
Senior bank debt - principal repayment	140.0	-	-	140.0	-
Finance lease payments	0.1	0.1	-	-	-
Interest on non-utilisation fees	1.7	0.4	0.7	0.7	-
Total	$258.4	$31.0	$43.7	$183.7	$-

Recent US Tax Law Changes

In light of the recent US tax reforms and specifically those around GILTI (Global Intangible Low Taxed Income), we may be required to pay additional US corporate income tax beginning in the year ending December 31, 2021 due to the location of assets and tax losses brought forward in the UK.

Off-Balance Sheet Arrangements

As of September 30, 2019, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

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

Interest Rate Risk

We have external borrowings that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2019, we had £113.6 million ($140.0 million) of senior bank debt that is subject to a floating interest rate charge that can vary with the 3-month LIBOR rate. If the floating interest rates increased by 1%, the additional interest charge would be approximately $1.1 million. If the floating interest rates increased by 5%, the additional interest charge would be approximately $5.3 million.

In connection with its August 2018 debt refinancing, the Company also entered into a three-year, fixed-rate, cross-currency swap which is designed to negate the impact of any interest rate increases. For further information regarding the new external borrowings and the swap, see Note 12 to the Consolidated Financial Statements, “Long Term and Other Debt”.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net assets total approximately $22.7 million and our US Dollar functional currency net liabilities total approximately $137.8 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of September 30, 2019 would result in translation adjustments of approximately $2.1 million and $13.8 million, respectively, recorded in other comprehensive loss. Of the $137.8 million, cross-currency swaps have been executed on $140.0 million to mitigate the risk of adverse movements in the value of the US Dollar relative to GBP which would reduce the translation adjustment impact.

Included within our trading results are earnings outside of our functional currency. Retained earnings earned in Euros and in US Dollars in the period ended September 30, 2019 were €0.1 million and $12.6 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of September 30, 2019 would result in translation adjustments of approximately $0.0 million and $1.1 million, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results by approximately $1.2 million and would result in translation adjustments of approximately $8.6 million, recorded in other comprehensive loss.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2019, the end of the period covered by this Report.

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

ITEM 1A. RISK FACTORS

The risk factors set forth below update the corresponding risk factor in our Annual Report on Form 10-K for the year ended September 30, 2018 and sets forth certain additional risk factors. You should carefully consider the risk factors discussed below and in our most recent Annual Report on Form 10-K, which could materially affect our business, financial position and results of operations. As used below, references to “we” or “our” refer to the Business prior to the acquisition of the Acquired Companies.

We are heavily dependent on our ability to renew our long-term contracts with our customers and we could lose substantial revenue if we are unable to renew certain of these contracts.

Generally, our Virtual Sports contracts are for initial terms of three to five years, but longer in certain territories, with renewals at the customer’s option. Generally, our SBG terminal contracts, and contracts within the Acquired Companies, are for terms of four to six years (although in certain cases they are longer), but certain customers have options for early termination under certain circumstances, or to reduce machine volumes under certain circumstances, and we may face pressure to renew or upgrade terminals during the lives of these contracts, which could adversely affect revenues or our return on capital and leave us with surplus terminals. At any given time, we have multiple substantial customer contracts that have years to run and others that may be nearing expiration or renewal, which we may lose if we cannot compete effectively to retain their business.

There can be no assurance that current contracts will be extended or that we will be awarded contract extensions or new contracts as a result of competitive bidding processes or otherwise. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenue.

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

Certain key customers, including certain UK, Italian and Greek SBG terminal customers and certain Virtual Sports customers, make a significant contribution to our revenues and profitability. Our top ten customers generated approximately 75% of total revenues in the nine months ended September 30, 2019. During the nine months ended September 30, 2019, three customers represented at least 10% of revenues, accounting for 20%, 16% and 10% of the Company’s revenues. We expect that these customers will continue to represent a significant portion of our sales in the future. However, the loss of any of our top customers, whether through contract expiry and non-renewal, breach of contract or other adverse factors could materially adversely affect our revenues or return on capital and leave us with surplus terminals. Moreover, if any of these customers experience reduced revenue, such reduction could adversely affect any revenue-sharing arrangements we have with those customers, reduce our own revenues and adversely affect our financial results.

Our ability to bid on new contracts may be dependent upon our ability to fund any required up-front capital expenditures through our cash from operations, the incurrence of indebtedness or the raising of additional equity capital.

Our SBG terminal contracts in the UK, Italy and Greece and terminal contracts within the Acquired Companies often require significant up-front capital expenditures for terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. Historically, we have funded these up-front costs through cash flows generated from operations and external borrowings. Our ability to continue to procure new contracts, including in new jurisdictions, will depend upon, among other things, our liquidity levels at the time or our ability to obtain additional debt or equity funding at commercially acceptable terms to finance the initial up-front costs. If we do not have adequate liquidity or are unable to obtain other funding for these up-front costs on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have an adverse effect on our ability to retain existing contracts and therefore on future profitability. Certain contracts within the Acquired Companies also require injections of capital expenditure during the term for new or replacement hardware.

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

The regulatory environment in any particular jurisdiction is subject to change, and any such change could have an adverse effect on our results of operations or business in general. Moreover, there can be no assurance that the operation of Server Based Gaming terminals, Video Lottery Terminals, or certain other Terminals, Virtual Sports betting, online betting, lottery or other forms of wagering systems, or the content delivered by the means of those systems, will be approved, certified or found suitable by jurisdictions into which we might seek to expand or that those jurisdictions in which these activities are currently permitted will continue to permit such activities in their existing forms (stricter regulations could come into force) or at all. While we believe that we have the means to continue to develop procedures and policies designed to monitor and comply with the requirements of evolving laws, there can be no assurance that law enforcement agencies, governmental agencies or gaming regulatory authorities, whether in existing or new jurisdictions, will not seek to restrict our business or otherwise institute enforcement proceedings or bring other legal claims against the Company. Moreover, in addition to the risk of such enforcement actions or claims, our business reputation may be adversely affected in the event any legal or regulatory investigations or proceedings are instituted, whether or not we are ultimately subject to any claims or found to have committed any violations.

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

We are a global business and derived substantially all of our revenue outside the United States during the nine months ended September 30, 2019. In the nine months ended September 30, 2019, we earned approximately 62% of our revenue in the UK, 14% in Italy, 17% in Greece and the remaining 7% across the rest of the world. Our business in foreign markets subject us to risks customarily associated with such operations, including:

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

On December 23, 2016, the Business Combination (as defined below) that created the current Inspired Entertainment, Inc. was consummated. Since 2010 and prior to the Business Combination, we have consummated two acquisitions and on October 1, 2019, we acquired the Acquired Companies. We may be subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, employee-related and other liabilities and claims not covered by insurance.

We face risks arising from the results of the public referendum held in United Kingdom and its membership in the European Union.

The ongoing developments following from the United Kingdom’s public referendum vote to exit from the European Union could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with existing and potential customers, suppliers and employees. Negotiations have commenced to determine the terms of the United Kingdom’s future relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend upon any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. As with other businesses operating in the UK and Europe, the measures could potentially have corporate structural consequences, adversely affect manufacturing and other costs, adversely change tax benefits or liabilities in these or other jurisdictions and could disrupt some of the markets and jurisdictions in which we operate. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. In addition, the announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the USD against some foreign currencies, and the Brexit negotiations may continue to cause significant volatility. The progress and outcomes of Brexit negotiations also may create global economic uncertainty, which may cause customers and potential customers to monitor their costs and reduce their budgets for products and services. Any of these effects of Brexit, among others, could materially adversely affect the business, business opportunities, results of operations, financial condition and cash flows of our Company.

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

In addition, under our debt facilities in place as of December 31, 2018, we are subject to covenant testing at quarterly intervals, consisting of a test on Leverage (Consolidated Total Debt/Consolidated Adjusted EBITDA). A further covenant test of Fixed Charge Coverage Ratio (Net Cash Provided by Operating Activities/Calculation of Consolidated Fixed Charges) is required, commencing on September 30, 2019. In addition, there is the requirement that the minimum liquidity not be less than $5.0 million.

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

In connection with the Acquisition, we refinanced the business with an effective date of October 1, 2019 under a new senior facilities agreement (”SFA”). The new debt consisted of two senior secured five year term loans of £140.0 million and €90.0 million together with a secured revolving facility loan (the “RCF Loan”) in an original principal amount of £20.0 million.

The SFA Loans will bear interest at LIBOR or EURIBOR as applicable, plus a margin (based on Inspired’s consolidated total net leverage ratio) ranging from 5.00% to 7.25%.

With respect to the RCF Loan, a commitment fee of 30% of the then applicable margin accrues on any unutilized portion of the RCF Loan. Any accrued commitment fee is payable quarterly in arrears and, with respect to any commitment under the RCF Loan that is cancelled, at the time the cancellation is effective.

The covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by Inspired’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The SFA requires that Inspired maintain a maximum consolidated total net leverage ratio of 4.1x (subject to a step down to 3.0x on and after June 30, 2021). The ratio is calculated based on earnings before interest, taxes, depreciation and amortization, as adjusted pursuant to the SFA. The SFA also restricts capital expenditures based on fixed annual limits, which grow pro rata with respect to consolidated EBITDA acquired pursuant to any permitted acquisition of a company or business, (subject to the ability to carry forward the unused part of such limit in any given year into the immediately following year, to carry back up to 50% of such limit into the then current year from the immediately succeeding year and to fund capital expenditures from certain specified funding sources in which case such expenditure does not count towards the annual limit) applicable from the financial year ending December 31, 2019 to the financial year ending December 31, 2026. The SFA does not include a minimum interest coverage ratio or other financial covenants.

The outstanding principal amount of the Term Loans is payable on October 1, 2024. The outstanding principal amount of each advance under the RCF Loan is payable on the last day of the interest period relating to such advance, unless such advance is rolled over on a cashless basis in accordance with customary rollover provisions contained in the SFA.

Risks Related to the Acquisition of the Novomatic UK Gaming Technology Group

We will incur substantial direct and indirect costs as a result of the acquisition of Gaming Technology Group of Novomatic UK Ltd. (“Novomatic”), which we refer to as the Acquisition.

We have incurred, and will continue to incur, substantial expenses in connection with and as a result of completing the Acquisition and, over a period of time following the completion of the Acquisition, we expect to incur substantial additional expenses in connection with coordinating the businesses, operations, policies and procedures of the combined company. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.

Combining the two companies may be more difficult, costly or time consuming than we anticipate and we may not realize the intended benefits of the Acquisition.

The businesses that comprise the Gaming Technology Group have been operated by Novomatic within a number of separate subsidiary entities. These businesses have had their own corporate cultures, location, employees and systems. The success of the Acquisition, including anticipated benefits, will depend, in part, on our ability to successfully combine and integrate our business with the Gaming Technology Group. As a result of the Acquisition, we will operate our existing business, along with the Gaming Technology Group, as one combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. There may be substantial difficulties, costs and delays involved in the integration of our business with the Gaming Technology Group, including as a result of challenges relating to the diversion of management’s attention from our ongoing business, the possibility of faulty assumptions underlying expectations regarding the integration process, retaining and attracting business and operational relationships, eliminating duplicative operations and inconsistent standards and procedures and increased or unforeseen liabilities or costs relating to the Acquisition or the Gaming Technology Group. If we experience difficulties with the integration process, the anticipated benefits of the Acquisition may not be realized fully or at all, or may take longer to realize than expected, which could materially and adversely affect our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Senior Facilities Agreement, dated as of September 27, 2019, by and among Inspired Entertainment, Inc., Gaming Acquisition Limited, Nomura International plc, Macquarie Corporate Holdings Pty Limited (UK Branch), certain lenders named therein, Lucid Agency Services Limited and Lucid Trustee Services Limited, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on October 2, 2019.
10.2*	Waiver, dated September 13, 2019, of certain provisions of the Note Purchase Agreement and Guaranty dated as of August 13, 2018, among Gaming Acquisitions Limited, Inspired Entertainment, Inc., Certain Subsidiaries of the Issuer, Various Purchasers and Cortland Capital Market Services LLC, as Note Agent and Collateral Agent.
10.3*#	Form of Employment Agreement of Inspired Gaming (UK) Limited, entered into by Carys Damon on January 29, 2013, and term sheet setting forth current terms.
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates management contract or compensatory plan

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: November 12, 2019	/s/ A. Lorne Weil
Name: A. Lorne Weil
Title: Executive Chairman
(Principal Executive Officer)

Date: November 12, 2019	/s/ Stewart F.B. Baker
Name: Stewart F.B. Baker
Title: Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)