Form 10-K
period 2019-12-31
Inspired Entertainment, Inc.
filed 2020-03-30
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER: 001-36689

INSPIRED ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1025534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

250 West 57th Street, Suite 415

New York, New York 10107

(646) 565-3861

(Address, including zip code, of principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	INSE	The Nasdaq Stock Market LLC
Preferred Stock Purchase Rights		The Nasdaq Stock Market LLC

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock, other than shares held by persons who may be deemed to be affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $74 million. For the purpose of this disclosure, executive officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant.

As of March 25, 2020, there were 23,021,843 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2020 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2019. If such proxy statement is not filed on or before April 29, 2020, the information called for by Part III will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

i

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

Our forward-looking statements reflect our current expectations about our future results, performance, liquidity, financial condition, prospects and opportunities, and are based upon information currently available to us, our interpretation of what we believe to be significant factors affecting our business and many assumptions regarding future events. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, our forward-looking statements. This could occur as a result of various risks and uncertainties, including the following:

●	the effect and impact of the ongoing global coronavirus (COVID-19) pandemic on our business with respect to the potential duration of the pandemic, the various Government-ordered emergency measures including travel restrictions, social distancing and/or shelter in place orders and closure of retail venues and the remediation plans put in place by each Government to potentially mitigate these effects, the detail, scope and application of which are still largely unknown;

●	our ability to compete effectively in our industries;

●	the effect of evolving technology on our business;

●	our ability to renew long-term contracts and retain customers, and secure new contracts and customers;

●	our ability to maintain relationships with suppliers;

●	our ability to protect our intellectual property;

●	our ability to protect our business against cybersecurity threats;

●	government regulation of our industries;

●	our ability to successfully grow by acquisition as well as organically;

●	fluctuations due to seasonality;

●	our ability to attract and retain key members of our management team;

●	our need for working capital;

●	our ability to secure capital for growth and expansion;

●	changing consumer, technology and other trends in our industries;

●	our ability to successfully operate across multiple jurisdictions and markets around the world;

●	changes in local, regional and global economic and political conditions; and

●	other factors.

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

ii

PART I

ITEM 1. BUSINESS.

Subsequent Events

Investors and potential investors are advised to review this annual report on Form 10-K in light of ongoing events. As with other businesses worldwide, we are experiencing severe disruption to our business as a result of the COVID-19 pandemic and the far-reaching actions of the governments of various countries where we do, and hope to do, business, as well as countries sourcing our supply chain.

The World Health Organization has declared COVID-19 to be a global pandemic. There have been a number of government-imposed emergency measures in many of the jurisdictions in which we operate in response to the pandemic. The duration of these measures are unknown, but include the closure of all retail venues (including pubs, bookmakers, holiday parks, and adult gaming centers), restrictions on all non-essential travel, social distancing, bans on public mobility and shelter in place measures. Retail operations of our customers in Italy, Greece, the U.S and the UK have closed and are no longer generating revenues for us. Our Interactive business, which includes Virtual Sports products, to the extent delivered online, remain operational.

Although there have been a number of government-supported initiatives (across our various geographies) proposed to ease the burden on businesses and employees, including employee retention schemes, credit relief and tax deferrals, there is still much uncertainty regarding the scope of these initiatives or their respective impact on our business.

While the situation is fluid, we have already experienced adverse effects on our business, which we are currently working to mitigate. Since mid-March, we have drawn down the full amount of GBP20.0 million (equivalent to $24.8 million at current exchange rates) on our revolving credit facility to provide additional near-term liquidity and cancelled or delayed material capital expenditures. Most recently, we implemented furloughs, reduced work hours and compensation levels, as well as additional measures across our entire business. The objective of these actions has been to lower our future cash expenditures for the period in which these initiatives remain in place.

Though we have seen an increase in our virtual/interactive business since the government-mandated closures, depending on the duration of the pandemic and government-mandated restrictions, as well as government-sponsored remediation regimes, the effects of these events are potentially catastrophic for the worldwide economy, including our business. However, the dynamic nature of the pandemic and government restrictions, as well as evolving potential for relevant, government sponsored business stimuli and creditor relief plans are neither quantifiable nor predictable as of this Report.

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

Our Virtual Sports business designs, develops, markets and distributes ultra-high-definition games that create an always-on sports wagering experience. We believe we have a strong position in the supply of Virtual Sports gaming products, with a wide product offering available. As of December 31, 2019, our Virtual Sports products were available in more than 44,000 retail channels and on more than 300 websites. Our products are installed in over 35 gaming jurisdictions worldwide, including the UK, Italy, Greece, Morocco, and the U.S.

Our SBG business designs, develops, markets and distributes a broad portfolio of more traditional games through our digital network architecture. Our SBG products are offered through over 32,000 digital terminals in gaming and lottery venues around the world, with approximately 2,900 additional terminals contracted for deployment.

Our Virtual Sports products are typically offered to operators on a participation basis, whereby we receive a portion of the gaming revenues generated, plus an upfront software license fee. Our SBG products are typically offered directly to land-based and online casino gaming operators, either: (i) through product sales or (ii) on a participation basis. Because our SBG products are fully digital, they can interact with a central server and are provided on a “distributed” basis, which allows us to realize a number of benefits, including that we are able to access a wider geographic footprint through the internet and proprietary networks. We offer SBG products that are compliant with all requirements in the UK (B2/B3), Italy (’6B), Greece (G2S) and Illinois (G2S).

On October 1, 2019, we completed an acquisition of a number of entities from Novomatic (UK) Limited, a leading international supplier of gaming equipment and solutions. As a leading supplier of Category B1, B3, C and D gaming terminals as well as other coin operated products to pubs, arcades, motorway service areas and holiday resorts in the UK, this acquisition diversifies Inspired’s gaming products and adds popular content across a complementary customer base with very little overlap of existing customers. These entities together are hereinafter referred to as the “Acquired Businesses”. As of December 31, 2019, the Acquired Businesses operated approximately 19,000 gaming machines located in pubs, adult gaming centers, holiday parks and other route operations, and approximately 35,000 devices across a variety of amusement entertainment solutions and self-service betting terminals.

Our customer base includes regulated operators of lotteries, licensed sports bookmakers, gaming and bingo halls, casinos and regulated online operators, adult gaming centers, pubs, holiday parks, and motorway service areas. Some of our key customers include William Hill, SNAI, Sisal, Lottomatica, Betfred, Paddy Power Betfair, Genting, Bet365, Sky Bet, Fortuna, the Greek Organisation of Football Prognostics S.A. (OPAP S.A.), GVC Holdings Plc (including Ladbrokes Coral), the Pennsylvania Lottery, Bourne Leisure, Greentube, Stonegate, Mitchells & Butler, Marstons PLC, Greene King, JD Wetherspoon PLC, Park Dene Resort, Centre Parcs Resorts and Novomatic. Geographically, more than half of our revenues are derived from, and more than half of our non-current assets (excluding goodwill, which is not allocated by region) are attributed to, our UK operations, with the remainder of our revenues derived from, and non-current assets attributed to, Italy, Greece and the rest of the world.

The majority of our products, other than the products of the Acquired Businesses, are provided through multiple channels over a digital network. However, the Acquired Businesses manufacture and sell “analog” machines. All of our products are designed to operate within applicable gaming and lottery regulations and all of our customers are regulated gaming or lottery operators or are otherwise licensed to operate our products.

The gaming industry is heavily regulated. We and our products, as applicable, are licensed, authorized or certified, as applicable, in a number of major gaming and lottery jurisdictions. Our key licenses, authorizations and certifications include those from the Gambling Commission of Great Britain, the Italian gaming authorities and the Greek gaming authorities, as well as the Licensing Authority of Gibraltar, the Alderney Gambling Control Commission, the Belgian Commission, Autorité Des Marchés Financiers (Quebec) and state regulators in various jurisdictions in the United States. We are a member of key industry associations, including the Gaming Standards Association, the Betting and Gaming Council (BGC), the British Amusement Catering Trades Association (BACTA) and the Gambling Business Group (GBG).

Our Products

We have historically operated our business in two business segments – Virtual Sports (which includes Interactive) and Server Based Gaming – representing our different products and services. Since October 2019, our business also includes the Acquired Businesses. Our Interactive business comprises the offering of our SBG and Virtual Sports content via our remote gaming server. Our products in both the Virtual Sports and Server Based Gaming categories offer innovative games, available through a variety of distribution channels, including digital SBG terminals, mobile gaming products, computer and online gaming products and services and electronic table games (“ETG”). We believe our omni-channel distribution is an important differentiator of our products in the market, allowing us to update our game and operating software remotely and keep pace with fast-evolving requirements in game play, security, technology and regulations.

Virtual Sports offers ultra-high-definition games that create an always-on sports wagering experience, while SBG offers more traditional casino games such as slots, roulette and other table games. Our Virtual Sports game portfolio includes titles such as V-Play Soccer, V-Play Football, V-Play Basketball, Virtual Grand National and V-Play NFLA, as well as greyhounds other horse racing products, tennis, motor racing, cycling, cricket, speedway, golf and darts. We offer a comprehensive array of sports titles in Virtual Sports.

Our SBG game portfolio includes a broad selection of leading omni-channel slots titles including the CenturionTM, game family and Super Hot FruitsTM featuring Sizzling Hot spins game family. These games offer customers a wide range of volatilities, return-to-player and other special features. We also offer a range of more traditional casino games through its SBG network, such as roulette, blackjack and numbers games. Certain product and company names referred to herein are trademarks™ or registered® trademarks of their respective holders.

Virtual Sports

We believe we are one of the leading suppliers of Virtual Sports gaming products in the world. We offer a wide range of sports and numbers games to more than 44,000 retail channels and more than 100 websites. Our customers are many of the largest operators in lottery, gaming and betting worldwide. We are contracted to supply Virtual Sports and other digital games to mobile and online operators in the UK, the U.S. states of Nevada, Pennsylvania and New Jersey, Gibraltar and other regulated, EU sectors, including Italy, Greece, Denmark and other jurisdictions such as China and Morocco. Virtual Sports can be adapted to function in sports betting, lottery, or gaming environments and is therefore available to a wide range of customers in both public and private implementations.

Our Virtual Sports product comprises a complex software and networking package that provides fixed odds wagering on an ultra-high definition computer rendering of a simulated sporting event, such as soccer, football or basketball. Players can bet on the simulated sporting event, in both a streaming and on-demand environment, overcoming the relative infrequency of live sporting events. We have developed this product using an award-winning TV and film graphics team with advanced motion capture techniques.

In addition to soccer, football, basketball, our virtual sports products also include tennis, speedway (track motorcycle racing), motorcar racing (single seater style and stock cars), velodrome cycle racing, greyhound and horse racing, , darts and cricket, as well as various lottery ball draw and other numbers games. We have also licensed the use of images of certain sports figures in our games, including with the NFL Alumni. We also entered into a partnership with CARM productions and Aintree Race Course to create the Virtual Grand National, which aired on live UK television in 2017, 2018 and 2019.

The Virtual Sports events are capable of being offered to millions of their customers, through land-based, online and mobile platforms, many of them available 24 hours per day, 7 days per week, and often concurrently within the same location or interactive platform. We have launched a remote game server Virtual Sports product, which enables the provision of on-demand Virtual Sports events alongside the scheduled events Virtual Sports events that during 2019 predominated in our product offerings.

In addition to on-demand Virtual Sports, our Virgo RGS™ offers a wide range of premium slots from feature-rich bonus games to European-style casino free spins, and table games incorporating well-known first and third-party brands including 20p Roulette, Jagr’s Super Slot and Desperados Wild MegawaysTM. Inspired releases several new titles per month and new games can be seamlessly deployed to the full estate of operators via its Virgo RGS™. Inspired’s Virgo RGS™ is integrated with a number of leading casino brands, including William Hill, Ladbrokes Coral, Bet365, Bwin, Paddy Power, Betfair, Sky Vegas, Bet Victor, Rank, Leo Vegas, Mr Green and Aspire Global. We are also now live with six North American operators: Caesars, Resorts, Mohegan and Golden Nugget in New Jersey and with British Columbia Lottery Corporation and Loto Quebec in Canada.

Server Based Gaming (SBG)

Our SBG products are capable of offering games through over 32,000 digital terminals in gaming and lottery venues around the world. Because our SBG products are fully digital, they can interact with a central server and are provided on a “distributed” basis, which allows us to realize a number of benefits, including that we are able to access a wider geographic footprint through the internet and proprietary networks.

We have a strong market position in the UK, where our SBG terminals account for a material portion of all SBG terminal placements and we offer over 100 games. We are also a material supplier to Italy and Greece. We offer SBG terminals such as the Flex4k curved screen, Storm HD, Eclipse, ValorTM, Optimus and Blaze, each offering a different size terminal, graphics, technology and price proposition.

We are able to distribute games to devices via different Game Management Systems (“GMSs”), each tailored to a specific operator and sector type. Our CORETM system is designed for distributed street-gaming sectors and uses Inspired or third-party cabinets in combination with Inspired Inside hardware, and gaming content from Inspired and a wide portfolio of independent game developers. CORE-CONNECT is our American Gaming Association G2S standard-based Video Lottery Terminal (“VLT”) platform, currently deployed in the Greek VLT sector. Our Virgo remote gaming server (“RGS”) is also used to power our web-based and mobile content delivery platform. This system, and the HTML5-based games that are deployed on it, mean that we can offer a genuine omni-channel game experience.

Acquired Businesses

The Acquired Businesses manufacture Category B, C and D gaming machines, arcade machines and other coin-operated machines to the UK pubs and leisure sectors. This includes Prismatic, a premium digital gaming terminal with both B3 and Cat C multi-game menus. Key gaming titles include Reel King®, Shenanigan’s and Little Devils®. European focused titles include Golden Winner, Grand Slam and Dice Spinner. In addition, the business has developed a range of Cat D and Redemption Games for the Leisure sector. These feature globally recognized brands, including Monopoly from Hasbro, Deal or No Deal from Endemol and Pac Man from Bandai.

In addition to manufacturing, the Acquired Businesses operate and service a network of approximately 19,000 gaming machines located in pubs, adult gaming centers, holiday parks and other route operations, and approximately 35,000 devices across a variety of amusement entertainment solutions and self-service betting terminals.

Our Strategy

We are focused on executing on key strategies to achieve long-term growth in revenues, profit and cash flow. We seek to achieve our targets by delivering innovative and differentiated products that provide value to our customers and exciting experiences to their players in multiple jurisdictions throughout the world. We place great emphasis on developing creative solutions, in terms of game content and play, that deliver and sustain superior performance primarily for networked and distributed gaming. This networked strategy often allows us to update our games and operating software remotely, keeping pace with evolving requirements in game play, security, technology and regulations.

Our key strategic priorities are as follows:

Extend our positions in each of the sectors in which we operate by developing new products which can, in many cases, be utilized across multiple sectors.

We continually invest in new product development in each of the business segments in which we operate. We believe these investments can benefit our existing and prospective customers by making new products and services available to them and bringing exciting entertainment experiences to their players. Our digital approach, which connects our content to a wide range of devices and is compatible with a wide range of protocols and regulatory standards, allows us to distribute our content across multiple sectors in which we operate on a cost-efficient basis. We have continued to focus on channels where we believe there is considerable growth available – especially mobile, where we can deploy our RGS products. We believe our technological approach allows us to quickly adapt to changes in player preferences.

Continue to invest in games and technology in order to grow our existing customers’ revenues.

Over the last three years, a substantial portion of our annual revenue has been recurring and based on long-term contracts with customers. These contracts are in the participation-based portion of our business, where our revenues typically grow in line with the growth of our customers’ gaming revenues from our products. We work closely with our customers to assist in the optimization of their operations so they can achieve growth in their revenues generated by our products, which we believe is to our benefit. Accordingly, we continually invest in new game and technology offerings that we believe will enable our customers to keep their offerings fresh and allow them to offer their players new forms of entertainment. In some instances, we must develop new software and content to comply with, or mitigate the impact of, new regulatory requirements. We believe our game development is a key aspect of our strategy and we intend to continue this strategic priority for each of the businesses in which we operate.

Add new customers by expanding into underpenetrated markets while further penetrating existing markets.

We believe that our historical growth has been driven by our entry into new geographies, and supplemented by increasing our share in existing markets. We expect to continue to focus on North American VLTs, Virtual Sports and Interactive for such expansion. We believe North America is a major gaming market in which we currently have limited participation, but where our products are well positioned, or can be positioned, for future success.

Pursue targeted mergers and acquisitions to expand our product portfolio and distribution footprint.

In addition to growing our business organically, we have pursued, and continue to pursue, merger and acquisition opportunities that we believe will help strengthen and scale our operations and take further advantage of our competitive position. Our management team shares a combination of operating, investing, financial and transactional experience that we believe will serve the Company well as it seeks to identify opportunities for value-adding acquisitions and negotiate and close on beneficial acquisition transactions. For example, in October 2019, we completed the acquisition of the Acquired Businesses. We believe such acquisition added increased scale to our business while supplementing key technologies and content within our portfolio.

Our Competitive Strengths

We intend to execute our strategy by leveraging the following competitive strengths:

Significant Base of Operations with Recurring Revenue from Long-Term Relationships

Over the last three years, a substantial portion of our annual revenue has been recurring and based on long-term contracts with customers. Our customers include major blue-chip lottery, sports betting and gaming operators (both land-based and online) within regulated sectors worldwide. Many of our customer relationships in the UK and European sectors are long-standing and in excess of 10 years.

Strong Position in Virtual Sports

Our Virtual Sports products currently generate over $10 billion in player wagers per year. Inspired’s award-winning Virtual Sports products offer a wide range of betting markets and what we consider to be superior graphics. Our Virtual Sports revenue is fast growing and high margin, and complements our recurring-revenue base, which is itself growing.

History of Strong Content Development

We deploy over 100 new games, variants and 3rd party titles per year across our GMSs and RGS systems. Many of our recent game launches, including Maximus Gold CashTM, Rainbow CashpotsTM, and Mighty Hot WildsTM (a consistent top performer in the Greek sector) have been omni-channel, offering a premium player experience across multiple platforms.

Networked, Distributed Digital Gaming Platform

Our proprietary digital gaming platform has been developed internally by our development teams. We offer products that are compliant with all requirements in each of the sectors in which we operate. Our digital, distributed gaming platform is able to deliver our content and user experience to devices ranging from gaming terminals to mobile devices.

Our ability to execute the strategy above is necessarily affected by the ongoing COVID-19 pandemic and, its as yet unknown effects on the business. In the immediate term, we are highly focussed on managing our cash flow and liquidity, as well as focussing on the parts of our business that remain operational in order to maximise near term revenues from those business lines.

We have recently taken measures intended to mitigate some of the effects of the COVID-19 pandemic, including a restructuring of the composition and pay levels of our workforce.

Experienced Management Team

Our seasoned management team is led by our Executive Chairman, Lorne Weil, who is known as a gaming industry innovator and whose past leadership includes growing a diversified global gaming technology company both organically and through extensive acquisitions and joint ventures further bolstering the business. Other members of the Company’s Office of the Executive Chairman (the “OEC”) are our President and Chief Operating Officer, Brooks H. Pierce; our Executive Vice President and Chief Strategy Officer, Daniel B. Silvers; our Executive Vice President and Chief Financial Officer, Stewart F.B. Baker; and our General Counsel, Carys Damon. The OEC executes the day-to-day management of the Company. Our management team has broad and deep experience in the gaming industry, working with lotteries, casino operators, betting platforms, and online operators. The members of the OEC have decades of collective experience in the gaming industry, including relationships with customers around the world, helping them build and sustain revenue growth. In addition, the members of the OEC have centered their careers on identifying, acquiring and integrating, through the implementation of value creation initiatives, complementary businesses.

Industry Overview

We operate within the global gaming and lottery industry. Global gaming and lottery growth has been resilient in the face of economic cycles over the last decade. According to H2 Gambling Capital, the industry has grown at a 3.0% compounded annual growth rate from 2009 to 2019, driven by increased consumer spend and the introduction of new regulated sectors.

During this period, digital online and mobile gaming and lottery have grown at a faster pace. According to H2 Gambling Capital, this portion of the industry has grown at a 10.7% compound annual growth rate, driven by rapid growth in the deployment of digital games and technologies, including many of our products, into land-based venues in the primary sectors in which we operate, where regulators have supported the transition to digital, online and retail channels.

We believe that the overall global gaming and lottery industry will continue to grow, with more robust growth in the digital gaming and lottery sectors. We believe the industry is content driven and, much like music, videogames and motion pictures, will continue to be transformed by the propagation of digitally-networked technologies.

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

Digital Multi-Channel Offerings: Replacement of legacy analog machines with larger volume of smart digital devices, including retail and mobile. In many established sectors, as existing gaming sectors mature, governments and regulatory authorities have implemented regulations to upgrade the established terminal base to digital operation.

Smartphones and Mobile Devices: Rapid adoption of gaming and lottery applications on growing volume. In certain sectors, mobile play on sports betting and gaming now exceeds such play on personal computers. According to H2 Gambling Capital, mobile gaming revenues in such sectors exhibited a 24.8% compounded annual growth rate between 2009 and 2019. Mobile gaming and lottery is now expanding in other sectors, and mobile play has recently been approved in other sectors for gaming or lottery.

In addition to the foregoing, we believe there are significant benefits for our customers in adopting digitally networked gaming and lottery technologies. We believe our digitally-enabled products allow operators to remotely manage their operations with minimal disruption to their businesses. The system centralization enabled by digital operations offers flexibility to rotate or change games, tailor game availability to time-of-day, target specific player demographics and take advantage of seasonal and themed marketing opportunities. New games often can be phased in without the interim revenue declines often associated with replacing games on traditional slot machines. In addition, digital operations permit more games per terminal, enabling operators to test new games and new suppliers, seek to appeal to a broader base of players with minimal cost or risk, commission games from third-party party suppliers on an open game interface and reduce procurement risk. Moreover, digital operations can significantly reduce the need for on-site repairs, improve terminal up-time and should extend terminal life cycles as well as the time period over which capital costs can be depreciated.

Regulatory Framework

We conduct business in a number of different jurisdictions, of which Great Britain and Italy have historically contributed the most significant recurring revenues. The gaming regulator responsible for our activities in Great Britain is the Gambling Commission of Great Britain (the “UK Gambling Commission” or the “Gambling Commission”). In Italy, the operation of gaming machines and remote gaming is regulated by L’Agenzia delle dogane e dei Monopoli (“ADM”). In addition, we are licensed or certified (as applicable) by the Greek gaming authorities and in a number of other jurisdictions by regulators such as the Licensing Authority of Gibraltar, the Alderney Gambling Control Commission, the Belgian Commission, Autorité Des Marchés Financiers (Quebec) and state regulators in various jurisdictions in the United States.

Great Britain

In the British sector, we supply and distribute Category B3 gaming machines (with maximum betting stakes for players of £2) and ETG machines to third parties who are licensed to operate such machines in bricks-and-mortar premises. We also supply virtual racing software to local retail venues and to online operators who are licensed to target the British sector. We also supply our Interactive product to remote operators who are licensed to target the British sector. The provision of our products and services in relation to the British sector is authorized by a series of licenses issued by the UK Gambling Commission, namely remote and non-remote Gaming Machine Technical (Full) operating licenses, a remote casino operating license, a remote and non-remote gambling software license and a remote general betting standard (virtual events) license.

British Betting and Gaming Laws and Regulations. The Gambling Act 2005 (the “GA05”) is the principal legislation in Great Britain governing gambling (other than in relation to the National Lottery, which is governed by separate legislation). The GA05 applies to both land-based gambling (referred to as “non-remote” gambling) and online and mobile gambling (referred to as “remote” gambling). On March 20 2020, the British Government closed all pubs, betting shops, arcades and holiday parks for an indefinite period as one of several measures to prevent the spread of COVID-19.

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

A remote gambling operating license holder providing facilities for remote gambling to British players is required to use gambling software manufactured and supplied by the holder of a gambling software license (and to failure to do so is an offence). Where gambling software is used or supplied for use in relation to the British sector, it must satisfy the Remote Gambling and Software Technical Standards published by the Gambling Commission.

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

Italy

We operate two different gaming businesses in Italy. We supply video lottery terminals (“VLTs”), including the terminal machines themselves, the related online platforms and the games available on the machines, to brick-and-mortar gaming halls. On March 11 2020, the Italian Government closed all bricks and mortar gaming halls for an indefinite period as one of several measures to prevent the spread of COVID-19. We also supply Virtual Sports products, including online platforms and games, to betting shops and online platforms. Our businesses are operated through the Italian branches of certain of our UK subsidiaries. These branches hold police licenses and are enrolled in the Register of Gestori, as further described below. We supply our Italian VLTs and Virtual Sports products only to operators licensed under Italian gaming laws and regulations.

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

Greece

In Greece, we supply VLTs, including the terminal machines themselves, the related online platforms and the games available on the machines, to brick-and-mortar gaming locations operated by OPAP, the country’s sole licensed operator of gaming machines. We supply such VLTs under a certification provided by the Hellenic Gaming Commission (the “HGC”). We also supply Virtual Sports products within retail venues operated by OPAP and via self-service betting terminals within OPAP venues. On March 13 2020, the Greek Government closed all bricks and mortar gaming halls for an indefinite period as one of several measures to prevent the spread of COVID-19.

Greek Betting and Gaming Laws and Regulations. According to articles 25(b) and 44 par. 2 of Law 4002/2011 as in force, as well as according to HGC’s Decision No 225/2/25.10.2016, all suppliers of gaming machines in Greece must be certified by the HGC in order to legally supply, sell, lease, offer or distribute any VLT or virtual game or any other game of chance (i.e. games including wagers or bets and the result of which games depends, even partly, on the influence of luck). Suppliers are divided into two types, manufacturers and importers/distributors (according to articles 47 and 48 of the aforementioned HGC’s Decision). In order for a manufacturer to receive certification, it must satisfy the HGC as to its corporate and financial status and must not have been denied a gaming license or certification in any other country. In order for an importer/distributor to receive certification, it must satisfy the HGC as to its corporate and financial status, must not have been denied a gaming license or certification in any other country and must have the approval of the manufacturer to supply its products in the Greek sector.

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

Content Development

We continually invest in new product development in each of our Virtual Sports and Server Based Gaming business segments. Inspired has a full stack game development structure, combining its own leading technology frameworks together with some of the industry’s best math, art, creative and production personnel, along with a select few external development teams to deliver the best in omni-channel mobile and VLT games. We deploy over 100 new games, variants and 3rd party titles per year across our GMSs and RGS systems. Many of our recent game launches, including Maximus Gold CashTM, Rainbow CashpotsTM, and Mighty Hot WildsTM (a consistent top performer in the Greek sector) have been omni-channel, offering a premium player experience across multiple platforms. In Virtual Sports we combine graphical assets and software that controls those assets to schedule events and generate results via a random number generator, as well as supplying on demand versions of our content. We account for our development costs as software development costs and these are typically amortized over a two-year period.

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

As at December 31 2019, we had approximately 1,700 full time employees. Of those employees, over 600 were dedicated to delivering our digital gaming platforms, content and manufacturing.  Approximately 100 of our employees were assigned to the ongoing operation of our network, through which we supply and maintain our products.  Approximately 750 of our employees were involved in UK field operations.  Our management, sales and administration teams accounted for approximately 250 employees. We have been in the process of consolidating a number of offices and functions as part of our integration project which will result in an overall reduction in employees.

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

Competition

We operate in a highly competitive industry, and in highly competitive business segments. We face competition from a number of worldwide businesses, many of which have substantially greater financial resources and operating scale than we do. Such competition could adversely affect our ability to win new contracts and sales and renew existing contracts. We operate in a period of intense price-based competition in some key sectors, which could affect the profitability of the contracts and sales we do win. In certain sectors, our businesses also face competition from suppliers, operators or licensees who offer products for internet gaming in illegal or unregulated sectors, but are still able or permitted to supply products and compete with us in regulated sectors. These competitors often have substantially greater financial resources and operating scale than we do. Our principal competitors include, among others, certain businesses that have vertically integrated gaming machine and retail betting operations and businesses that operate in both regulated and unregulated sectors and thereby effectively subsidize their regulated operations with unregulated operations.

Seasonality

Our revenues are subject to a number of variations. Equipment sales and software license revenues usually reflect a limited number of large transactions, which may not recur on an annual basis. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of equipment sales and software licensing. In addition, revenues may vary depending on the timing of contract awards and renewals, changes in customer budgets and general economic conditions. However, our revenues are not subject to regular seasonal variations of the sort often related to seasonal consumer behavior, except that income from the Acquired Businesses is generally strongest in the spring and summer and predominantly in Leisure Parks, in Italy and Greece we experience reductions in revenue in the summer and in the UK, Italy and Greece we experience increases in revenue around customers’ pay dates.

Corporate Information

We maintain a website at www.inseinc.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available free of charge through the Investors link on our website as soon as reasonably practical after they are electronically filed with or furnished to the SEC. Also available on our website are our Code of Ethics, as well as the charters of the audit, compensation and nominating and corporate governance committees of the Board of Directors. Information on our website is not incorporated into this report.

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

Risks Relating to Our Business and Industry

The ongoing coronavirus (COVID-19) pandemic is adversely affecting our business.

Our business has been and will be affected by the rapidly expanding coronavirus (COVID-19) pandemic. Our ability to offer land-based gaming generally has been affected by the closure, for an indeterminate period of time, of all venues that offer gaming in the jurisdictions in which we operate (including, but not limited to, the UK, Greece and Italy, from which we derive a substantial portion of our income). In addition, the economic impact of the pandemic may result in the permanent closure of certain venues and/or a decrease in the willingness or ability of consumers to engage in gambling activities, both during and possibly after the pandemic The pandemic may also adversely affect a broad range of our operations, including our ability to obtain and ship our products, our ability to continue to develop new products and services as well as the ability of our customers to pay outstanding amounts due to us. The emergency measures with respect to employment announced by the governments in the UK and Italy (where the Company has employees) are being followed by the Company but there is a risk that the measures may take longer to implement by the government than the Company anticipates and there is a possibility that the further detail with respect to those emergency measures to be announced is contrary to assumptions made by the Company. Moreover, the emergency measures may not provide any significant measure of support for the Company.

As a result of office closures relating to the COVID-19 outbreak, together with other unusual factors, we identified a material weakness in connection with the preparation of our financial statements. Despite the implementation of enhanced controls going forward, there can be no assurance that we do not experience a similar incident in the future if we stay on government ordered lockdown with furloughed staffs.

During March 2020, we closed our offices due to the COVID-19 outbreak. As a result, our employees have been working remotely since such time and we anticipate that they will continue to do so until the COVID-19 outbreak subsides. As described In Item 9A herein, we have identified a material weakness in our financial control system that arose in connection with the preparation of our year-end financial statements and the related review processes, associated with such office closures and other unusual factors. Despite the implementation of enhanced controls going forward, there can be no assurance that we do not experience a similar incident in the future if we stay on government ordered lockdown with furloughed staffs.

We operate in a highly competitive industry and our success depends upon our ability to effectively compete with numerous worldwide businesses.

We face competition from a number of businesses, including worldwide businesses, many of which have substantially greater financial resources and operating scale than we do. Such competition could adversely affect our ability to win new contracts and sales and renew existing contracts. We operate in a period of intense price-based competition in some key sectors, which could affect the profitability of the contracts and sales we do win.

In certain sectors, our businesses also face competition from suppliers, operators or licensees who offer products for internet gaming in illegal or unregulated sectors, but are still able or permitted to supply products and compete with us in regulated sectors. These competitors often have substantially greater financial resources and operating scale than we do.

If we cannot successfully compete in our industry and business segments, our business, results, financial condition and prospects could suffer.

We are heavily dependent on our ability to renew our long-term contracts with our customers and we could lose substantial revenue if we are unable to renew certain of these contracts.

Generally, our Virtual Sports contracts are for initial terms of three to five years, but longer in certain territories, with renewals at the customer’s option. Generally, our SBG terminal contracts within the Acquired Businesses are for terms of four to six years (although in certain cases they are longer), but certain customers have options for early termination under certain circumstances or to reduce machines volumes in certain circumstances, and we may face pressure to renew or upgrade terminals during the lives of these contracts, which could adversely affect revenues or our return on capital and leave us with surplus terminals. At any given time, we have multiple substantial customer contracts that have years to run and others that may be nearing expiration or renewal, which we may lose if we cannot compete effectively to retain their business.

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

Certain key customers, including certain UK, Italian and Greek SBG terminal customers and certain Virtual Sports customers, make a significant contribution to our revenues and profitability. Our top ten customers generated approximately 60% of total revenues in the year ended December 31, 2019. During the year ended December 31, 2019, two customers represented at least 10% of revenues, accounting for 14% and 13% of the Company’s revenues’ We expect that these customers will continue to represent a significant portion of our sales in the future. However, the loss of any of our top customers, whether through contract expiry and non-renewal, breach of contract or other adverse factors could materially adversely affect our revenues or return on capital and leave us with surplus terminals. Moreover, if any of these customers experience reduced revenue, such reduction could adversely affect any revenue-sharing arrangements we have with those customers, reduce our own revenues and adversely affect our financial results.

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

Our SBG terminal contracts in the UK, Italy and Greece and terminal contracts within the Acquired Businesses often require significant up-front capital expenditures for terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. Historically, we have funded these up-front costs through cash flows generated from operations and external borrowings. Our ability to continue to procure new contracts, including in new jurisdictions, will depend upon, among other things, our liquidity levels at the time or our ability to obtain additional debt or equity funding at commercially acceptable terms to finance the initial up-front costs. If we do not have adequate liquidity or are unable to obtain other funding for these up-front costs on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have an adverse effect on our ability to retain existing contracts and therefore on future profitability. Certain contracts within the Acquired Businesses also require injections of capital expenditure during the term for new or replacement hardware.

The UK Government’s reduction of maximum permitted bets to £2 on B2 Gaming Machines from April 2019, along with other recent UK gambling rules, has had, and, together with potential new legislation and rules that may be considered in the UK, could have, a material negative impact on our business.

Effective as of April 1, 2019, the maximum stakes limit at fixed-odds betting terminals was required to be reduced from £100 to £2. As a result of this change, a number of LBO operators commenced a rationalization of their retail operations, which among other measures has included closure of certain LBO shops. The rationalization is likely to continue for the foreseeable future, and to have a negative impact on our business.

In January 2020, the U.K. Gambling Commission announced (i) a ban, which will come into effect on April 14, 2020, on the ability of gambling businesses to allow consumers in Great Britain to use credit cards to gamble in all online and offline gambling products, with the exception of non-remote lotteries, and (ii) changes to license conditions which will require all online gambling operators to participate in a multi-operator self-exclusion scheme, GAMSTOP, which will allow consumers to self-exclude from multiple online operators with one request. These license condition changes will be effective March 31, 2020. We will continue to assess the impact of these matters on our UK business. Furthermore, the U.K Gambling Commission has announced that it intends to review the UK Gambling Act. The timing of such review and the potential outcomes of such review are not currently known but new legislation or regulations could adversely affect our business.

Our business depends on our ability to prevent or mitigate the effects of a cybersecurity attack.

Our information technology may be subject to cyber-attacks, security breaches or computer hacking including a widespread ransomware attack encrypting corporate IT equipment, a directed motivated attack against us or a data breach or cyber incident happening to a third-party network and affecting us. Regardless of our efforts, there may still be a breach and the costs to eliminate, mitigate or address the aforementioned threats and vulnerabilities before or after a cyber incident could be significant. Any such breaches or attacks could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about the Company, our business partners or other third parties could expose us to significant potential liability and reputational harm. We could also be negatively impacted by existing and proposed laws and regulations, and government policies and practices related to cybersecurity, data privacy, data localization and data protection.

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

Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties

Our business is subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information. In particular, the European Union (the “EU”) has adopted strict data privacy regulations. Following recent developments, such as the EU’s General Data Protection Regulation (“GDPR”) coming into force in May 2018, data privacy and security compliance in the EU are increasingly complex and challenging. Failure to comply with such restrictions could subject us to criminal and civil sanctions and other penalties. GDPR continues to apply in the UK throughout the withdrawal period during 2020. The GDPR in particular has broad extraterritorial effect and imposes a strict data protection compliance regime with penalties of up to the greater of 20 million Euro and 4% of worldwide revenue.

Our results of operations fluctuate due to seasonality and other factors and, therefore, our periodic operating results are not guarantees of future performance.

Our revenues are subject to a number of variations. Equipment sales and software license revenues usually reflect a limited number of large transactions, which may not recur on an annual basis. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of equipment sales and software licensing. In addition, revenues may vary depending on the timing of contract awards and renewals, changes in customer budgets and general economic conditions. A proportion of our revenues are subject to regular seasonal variations of the sort often related to seasonal consumer behavior, income from the Acquired Businesses is generally strongest in the spring and summer and predominantly in Leisure Parks and in Italy and Greece we experience reductions in revenue in the summer and in the UK, Italy and Greece we experience increases in revenue around customers’ pay dates.

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

The regulatory environment in any particular jurisdiction may change in the future, and any such change could have an adverse effect on our results of operations or business in general. Moreover, there can be no assurance that the operation of Server Based Gaming terminals, Video Lottery Terminals or other Terminals, Virtual Sports betting, betting online, lottery or other forms of wagering systems will be approved, certified or found suitable by additional jurisdictions or that those jurisdictions in which these activities are currently permitted will continue to permit such activities in their existing forms (stricter regulations, including regulation relating to age verification, could come into force which could have adverse impacts on the Company) or at all. While we believe that we have the means to continue to develop procedures and policies designed to comply with and monitor the requirements of evolving laws, there can be no assurance that law enforcement agencies, governmental agencies or gaming regulatory authorities, whether in existing or new jurisdictions, will not seek to restrict our business or otherwise institute enforcement proceedings or other legal claims against the Company. Moreover, in addition to the risk of such enforcement actions or claims, we are also at risk from loss of business reputation in the event of any potential legal or regulatory investigation whether or not we are ultimately accused of or found to have committed any violations.

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

We supply certain of our products to operators who operate gaming websites. Some of those operators may take bets from customers in sectors where no gaming laws or regulations exist and where the provision of online gaming is effectively unregulated. Although the Company seeks to ensure that its customers only take bets in sectors where online gaming is legal, if any of those operators is subjected to investigatory or enforcement action for acting otherwise, this could result in the operator suffering interventions ranging from special conditions being applied to its licenses, license suspension or license loss, or the operator otherwise withdrawing from or curtailing its activities in its sector. Any such developments could adversely affect such operator’s revenues and in turn adversely affect our earnings from such operator. The Company may itself be subject to investigatory or enforcement action (if and to the extent that local laws or the laws of other jurisdictions in which the Company operates impose liability on suppliers for the activities of the customers that they supply or for receiving funds that are deemed to be illegal because of such activities). We seek to protect ourselves against any such liability for the activities of the operators that we supply, including by contractually requiring those operators not to operate in certain territories and only supplying operators who we have reviewed to determine whether they uphold the requisite standards of regulatory and legal compliance. Nonetheless, there is a risk that we may fail to undertake sufficient due diligence, fail to receive accurate information on which to conduct due diligence, or become subject to investigatory or enforcement action should we or any of our customers be accused of breaching any regulations or laws. Any such action may adversely affect our standing with gaming regulators and our ability to obtain and retain required licenses and other approvals in other jurisdictions.

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

The sectors for our products are affected by changing technology, new regulations and evolving industry standards. Our ability to anticipate or respond to such changes and to develop and introduce new and enhanced products and services on a timely basis will be a significant factor in our ability to expand, remain competitive, attract new customers and retain existing contracts. For example, some of our contracts with customers require that the technology being licensed by the customer remain compliant with applicable regulations. Because regulatory changes cannot always be foreseen, such contractual requirements can from time-to-time result in us having to incur unforeseen costs to adapt our technology to changes in regulation.

Generally, there can be no assurance that we will achieve the necessary technological advances, have the financial resources, introduce new products or services on a timely basis or otherwise have the ability to compete effectively on a technological basis in the sectors we serve.

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

Legalized gaming is subject to opposition from gaming opponents, including in the UK, Italy and other sectors where we are active. There can be no assurance that this opposition will not succeed in either preventing the legalization of gaming in jurisdictions where these activities are presently prohibited or prohibiting or limiting the expansion or continuance of gaming where it is currently permitted, in either case to the detriment of our business, financial condition, results and prospects.

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

Our inability to complete future acquisitions of gaming and related businesses and successfully integrate the Acquired Businesses or businesses we acquire in the future could limit our future growth, if any.

We continue to pursue expansion and acquisition opportunities in gaming and related businesses. We are also in the process of integrating the Acquired Businesses. We could face significant challenges in managing and integrating the expanded or combined operations including acquired assets, operations and personnel. There can be no assurance that acquisition opportunities will be available on acceptable terms or at all or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. Our ability to succeed in implementing our strategy will depend upon the ability of our management to identify, complete and successfully integrate commercially viable acquisitions. Acquisition transactions may disrupt our ongoing business and distract management from other responsibilities. Any future acquisition transactions involving the use of company stock would dilute our existing stockholders and earnings per share.

Our business may be affected by changes in general and local economic and political conditions.

The demand for our services is sensitive to general and local economic conditions over which we have no control, including changes in the levels of consumer disposable income and geographic exposure to macro-economic trends and taxation. In addition, the economic stability of certain Eurozone countries where we conduct or intend to conduct business may become affected by sovereign debt crises or other general and local economic and political conditions. Adverse changes in economic conditions may affect our business generally or may be more prevalent or concentrated in particular sectors in which we operate. Any deterioration in economic conditions or the continuation of uncertain economic conditions could have an adverse effect on our business, financial condition, results of operations and prospects. Other economic risks which may adversely affect our performance include high interest rates, inflation and volatile foreign exchange markets, and effects arising from Great Britain’s exit from the European Union (“Brexit”).

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

We are a global business and derived substantially all of our revenue outside the United States during the year December 31, 2019. In the year ended December 31, 2019, we earned approximately 68% UK, 11% Italy, 13% Greece, 8% rest of world. Our business in foreign markets subject us to risks customarily associated with such operations, including:

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

As a result of the geographic concentration of our operations in the UK, Italy and Greece, our operating results and cash flow depend significantly on economic conditions and the other factors listed above in these sector areas. There can be no assurance that we will be able to operate on a continuing successful basis in these sectors or in any combination of different geographical sectors.

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

We may be subject to claims or liabilities arising from the ownership or operation of the Acquired Businesses, and other businesses we have acquired, for the periods prior to our acquisition of them, including environmental, employee-related and other liabilities and claims not covered by insurance.

Our success depends upon our key personnel.

Our business results depend largely upon the continued contributions of various members of our management team, as well as certain key technical specialists, game designers, operational experts and other developers and operators of key intellectual property and processes. If we lose the services of one or more members of our management team or key employees, our business, financial condition and results of operations, as well as the market price of our securities, could be adversely affected.

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

In connection with the Acquisition on September 27, 2019, we refinanced the business with an effective date of October 1, 2019.  The new debt consisted of two senior secured five year term loans of £140m and €90m together with a secured revolving facility loan in an original principal amount of £20m. The SFA Loans will bear interest at LIBOR or EURIBOR as applicable, plus a margin (based on Inspired’s consolidated total net leverage ratio) ranging from 5.00% to 7.25%. With respect to the RCF Loan, a commitment fee of 30% of the then applicable margin accrues on any unutilized portion of the RCF Loan. Any accrued commitment fee is payable quarterly in arrears and, with respect to any commitment under the RCF Loan that is cancelled, at the time the cancellation is effective. The covenants include restrictions regarding the incurrence of liens, the incurrence of indebtedness by Inspired’s subsidiaries and fundamental changes, subject to certain exceptions in each case. The SFA requires that Inspired maintain a maximum consolidated total net leverage ratio of 4.1x (subject to a step down to 3.0x on and after June 30, 2021). The ratio is calculated based on earnings before interest, taxes, depreciation and amortization, as adjusted pursuant to the SFA. The SFA also restricts capital expenditures based on fixed annual limits, which grow pro rata with respect to consolidated EBITDA acquired pursuant to any permitted acquisition of a company or business, (subject to the ability to carry forward the unused part of such limit in any given year into the immediately following year, to carry back up to 50% of such limit into the then current year from the immediately succeeding year and to fund capital expenditures from certain specified funding sources in which case such expenditure does not count towards the annual limit) applicable from the financial year ending December 31, 2019 to the financial year ending December 31, 2026. The SFA does not include a minimum interest coverage ratio or other financial covenants. The outstanding principal amount of the Term Loans is payable on October 1, 2024. The outstanding principal amount of each advance under the RCF Loan is payable on the last day of the interest period relating to such advance, unless such advance is rolled over on a cashless basis in accordance with customary rollover provisions contained in the SFA.

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

We may be unable to develop sufficient new products and product lines and integrate them into our existing business, which may adversely affect our ability to compete; our expansion into new sectors may present competitive and regulatory challenges that differ from current ones.

Our business depends in part on our ability to identify future products and product lines that complement existing products and product lines and that respond to our customers’ needs. We may not be able to compete effectively unless our product selection keeps up with trends in the sectors in which it competes or trends in new products. In addition, our ability to integrate new products and product lines into our existing business could affect our ability to compete. Furthermore, the success of new products and product lines will depend upon market demand and there is a risk that new products and product lines will not deliver expected results, which could adversely affect our future sales and results of operations. Our expansion into new sectors may present competitive, distribution and regulatory challenges that differ from current ones. We may be less familiar with new product categories and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations.

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

We are required to test goodwill and any other intangible asset with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and property and equipment for impairment if there are indicators of a possible impairment. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and property and equipment. If, as a result of a general economic slowdown, deterioration in one or more of the sectors in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have an adverse effect on our financial condition and results of operations.

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

We also have the ability to redeem our warrants upon 30 days’ notice of redemption at a redemption price of $0.01 per warrant, provided that (i) the last reported sale price of our common stock equals or exceeds $24.00 per share on any 20 trading days within the 30 trading-day period ending on the third business day before we send the notice of such redemption and (ii) on the date we give notice of redemption and during the entire period thereafter until the time the warrants are redeemed, there is an effective registration statement under the Securities Act covering the shares of our common stock issuable upon exercise of the warrants and a current prospectus relating to them is available unless we have notified holders in the notice of redemption that we have elected to require the warrants to be exercised on a cashless basis. Redemption of the outstanding warrants could force holders:

●	to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so;

●	to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants; or

●	to accept the nominal redemption price if their warrants remain unexercised on the redemption date regardless of the market value of the shares underlying the warrants at the time of the redemption.

The redemption rights that we have under the warrant agreement do not extend to the private warrants provided they continue to be held by the initial purchasers or their permitted transferees.

Concentration of ownership of the Company may have the effect of delaying or preventing a change in control and sales of substantial amounts of our shares may impact the market price of our shares.

Our largest stockholder, Landgame S.à.r.l, holds approximately 29.3% of the outstanding common stock of the Company and is party to a stockholders agreement with us that provides it with the right to designate two of the seven members of our board of directors. In addition, under the same stockholders agreement, another one of our stockholders, Hydra Industries Sponsor LLC (the “Hydra Sponsor”), has the right to nominate one director, and affiliates of Macquarie Group Limited (the “Macquarie Sponsor”) have the right, jointly with the Hydra Sponsor, to nominate two directors. As a result, these stockholders have the ability to exert influence over our business and may support or make decisions with which other stockholders may disagree and that could have the effect of delaying or preventing a change of control or adversely affecting the market price of our common stock.

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

We do not currently expect to pay cash dividends on our common stock and have not paid cash dividends on our common stock to date. Any future dividend payments are within the absolute discretion of our board of directors and will depend upon, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant.

Our business and stock price may suffer if securities or industry analysts do not publish or cease publishing research or reports about the Company, our business, or our sector, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our sector, or our competitors. If securities or industry analysts do not continue to cover the Company, our stock price and trading volume would likely be negatively affected. If any of the analysts who may cover the Company change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. In addition, we adopted a stockholder rights plan in August 2017 in the form of a Rights Agreement, which could have the effect of making it uneconomical for a third party to acquire us on a hostile basis. Such plan is currently set to expire in August 2020. Any provision of our second amended and restated certificate of incorporation or bylaws, the Stockholders’ Rights Agreement or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Risks Relating to Economic and Political Conditions

Volatility or disruption in the financial markets could materially adversely affect our business and the trading price of our common stock.

Our business relies on stable and efficient financial markets. Any disruption in the credit and capital markets could adversely impact our ability to obtain financing on acceptable terms. Volatility in the financial markets could also result in difficulties for financial institutions and other parties that we do business with, which could potentially affect the ability to access financing under existing arrangements. We are exposed to the impact of any global or domestic economic disruption, including any potential impact of the decision by the United Kingdom to exit the EU and the sovereign debt crises in certain Eurozone countries where we do business. Our ability to continue to fund operating expenses, capital expenditures and other cash requirements over the long term may require access to additional sources of funds, including equity and debt capital markets, and market volatility and general economic conditions may adversely affect our ability to access capital markets. In addition, the inability of our vendors to access capital and liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, or the insolvency of our vendors, could lead to their failure to deliver merchandise. If we are unable to purchase products when needed, our sales could be materially adversely affected. Accordingly, volatility or disruption in the financial markets could impair our ability to execute our growth strategy and could have an adverse effect on the trading price of our common stock.

Currency exchange rate fluctuations could result in lower revenues, higher costs and decreased margins and earnings.

We conduct purchase and sale transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates globally. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom’s June 23, 2016 referendum in which voters approved Brexit and subsequent entry into and ratification of a withdrawal agreement as of January 29, 2020. It is possible that sovereign debt crises in certain Eurozone countries could lead to the abandonment of the Euro and the reintroduction of national currencies in those countries. International revenues and expenses generally are derived from sales and operations in various foreign currencies, and these revenues and expenses could be affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into USD for consolidated financial reporting, as weakening of foreign currencies relative to the USD will adversely affect the USD value of the Company’s foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations could have an adverse effect on our results of operations and financial condition.

We may hedge other foreign currency exposures to lessen and delay, but not to completely eliminate, the effects of foreign currency fluctuations on our financial results. Since the hedging activities are designed to lessen volatility, they not only reduce the negative impact of a stronger USD or other trading currency, but they also reduce the positive impact of a weaker USD or other trading currency. Our future financial results could be significantly affected by the value of the USD in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities, and there can be no assurance that our hedging activities will be effective.

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

We face risks and uncertainty arising from the United Kingdom’s withdrawal from the European Union.

Following from the United Kingdom’s public referendum vote to exit from the European Union in June 2016, a withdrawal agreement was signed by both the United Kingdom and European Union and formally ratified as of January 29, 2020. Under the terms of the agreement, the terms of a trade deal are to be negotiated between officials from the European Union and United Kingdom by no later than December 31, 2020, failing which trade between the UK and the European Union will fall back to basic World Trade Organization terms. The effects of Brexit will depend upon any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. As with other businesses operating in the UK and Europe, the measures could potentially have corporate structural consequences, adversely affect manufacturing and other costs, adversely change tax benefits or liabilities in these or other jurisdictions and could disrupt some of the markets and jurisdictions in which we operate. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. In addition, the announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the USD against some foreign currencies, and the Brexit negotiations may continue to cause significant volatility. The progress and outcomes of further trade deal negotiations also may create global economic uncertainty, which may cause customers and potential customers to monitor their costs and reduce their budgets for products and services. Any of these effects of Brexit, among others, could materially adversely affect the business, business opportunities, results of operations, financial condition and cash flows of our Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2019, the Company occupied approximately 400,000 square feet of leased space in the United Kingdom, 3,300 square feet of leased space elsewhere in Europe, 2,000 square feet in New York and 4,000 square feet in Kochi, India. The primary locations were as follows:

●	Approximately 11,000 square feet of office space on one floor in Burton-on-Trent, East Midlands, UK.

●	Approximately 10,500 square feet of office space on two floors in Manchester, UK.

●	Approximately 120,000 square feet of administrative offices, workshop and warehousing in Bridgend, South Wales, UK.

●	Approximately 11,000 square feet of office space across two leases in the same property in Leeds, Yorkshire, UK.

●	Approximately 2,000 square feet of offices on one floor in Rome, Italy.

●	Approximately 4,000 square feet of office space on one floor in Kochi, India.

●	Approximately 2,000 square feet of office space on one floor in New York (increased to 3,200 as of the first quarter of 2020).

During the first half of 2020, we plan to consolidate the UK property estate and reduce the overall UK estate by 130,000 square footage.

During this same period, we also plan to complete the following:

●	Open a new office in Burton-on-Trent, East Midlands of approximately 40,000 square feet to replace 3 offices in the same geographical location.

●	Open a new office in Kochi, India of approximately 17,000 square feet to replace the current office in the same geographical location.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed and traded on the Nasdaq Capital Market under the symbol “INSE”. Our public warrants trade on the over-the-counter markets operated by OTC Markets Group under the symbol “INSEW”.

Holders

As of March 25, 2020, there were 64 holders of record of our common stock and 11 holders of record of our warrants.

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

These forward-looking statements are based on information available as of the date hereof, and current expectations, forecasts and assumptions that involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause our actual results or performance to differ include:

●	the effect and impact of the ongoing global coronavirus (COVID-19) pandemic on our business with respect to the potential duration of the pandemic, the various Government-ordered emergency measures including travel restrictions, social distancing and/or shelter in place orders and closure of retail venues and the remediation plans put in place by each Government to potentially mitigate these effects, the detail, scope and application of which are still largely unknown;

●	our ability to compete effectively in our industries;

●	the effect of evolving technology on our business;

●	our ability to renew long-term contracts and retain customers, and secure new contracts and customers;

●	our ability to maintain relationships with suppliers;

●	our ability to protect our intellectual property;

●	government regulation of our industries;

●	income trends with respect to B2/B3 gaming machines in the United Kingdom (“UK”) following a substantial reduction of maximum permitted bets, which came into effect on April 1, 2019;

●	our ability to successfully grow by acquisition as well as organically;

●	our ability to attract and retain key members of our management team;

●	our need for working capital;

●	our ability to secure capital for growth and expansion;

●	changing consumer, technology and other trends in our industries;

●	our ability to successfully operate across multiple jurisdictions and sectors around the world;

●	changes in local, regional and global economic and political conditions;

●	our ability to effectively integrate the operations of businesses we acquire, and to grow and expand such operations; and

●	other factors.

Subsequent Events

Investors and potential investors are advised to review this annual report on Form 10-K in light of ongoing events. As with other businesses worldwide, we are experiencing severe disruption to our business as a result of the COVID-19 pandemic and the far-reaching actions of the governments of various countries where we do, and hope to do, business, as well as countries sourcing our supply chain.

The World Health Organization has declared COVID-19 to be a global pandemic. There have been a number of government-imposed emergency measures in many of the jurisdictions in which we operate in response to the pandemic. The duration of these measures are unknown, but include the closure of all retail venues (including pubs, bookmakers, holiday parks, and adult gaming centers), restrictions on all non-essential travel, social distancing, bans on public mobility and shelter in place measures. Retail operations of our customers in Italy, Greece, the U.S and the UK have closed and are no longer generating revenues for us. Our Interactive business, which includes Virtual Sports products, to the extent delivered online, remain operational.

Although there have been a number of government-supported initiatives (across our various geographies) proposed to ease the burden on businesses and employees, including employee retention schemes, credit relief and tax deferrals, there is still much uncertainty regarding the scope of these initiatives or their respective impact on our business.

While the situation is fluid, we have already experienced adverse effects on our business, which we are currently working to mitigate. Since mid-March, we have drawn down the full amount of GBP20.0 million (equivalent to $24.8 million at current exchange rates) on our revolving credit facility to provide additional near-term liquidity and cancelled or delayed material capital expenditures. Most recently, we implemented furloughs, reduced work hours and compensation levels, as well as additional measures across our entire business. The objective of these actions has been to lower our future cash expenditures for the period in which these initiatives remain in place.

Additionally, the Board has determined to (i) indefinitely delay the payment of accrued executive bonuses for the year ended December 31, 2019 and (ii) waive cash payments of Board retainers due to be disbursed during the second quarter of 2020. The Executive Chairman has also voluntarily withdrawn his Employment Agreement from consideration at our upcoming annual meeting of stockholders and we are examining arrangements with all debtors. In addition, the Office of the Executive Chairman have consented to temporary reductions in base pay, as described in Item 9B below.

Though we have seen an increase in our virtual/interactive business since the government-mandated closures, depending on the duration of the pandemic and government-mandated restrictions, as well as government-sponsored remediation regimes, the effects of these events are potentially catastrophic for the worldwide economy, including our business. However, the dynamic nature of the pandemic and government restrictions, as well as evolving potential for relevant, government sponsored business stimuli and creditor relief plans are neither quantifiable nor predictable as of this Report.

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

Our key strategic priorities are to:

●	Extend our strong positions in each of Virtual Sports, Interactive and SBG by developing new omni-channel products;

●	Continue to invest in games and technology in order to grow our existing customers’ revenues;

●	Add new customers by expanding into underpenetrated sectors and newly regulated jurisdictions; and

●	Pursue targeted mergers and acquisitions to expand our product portfolio and/or distribution footprint.

Our most recent fiscal year ended on December 31, 2019. On September 24, 2018, our Board of Directors determined, in accordance with our bylaws and the recommendation of the Audit Committee of our Board of Directors, to change our financial year, so that it begins on January 1 and ends on December 31 of each year, commencing on January 1, 2019. Subsequent to this change in financial year, we filed a transition report on Form 10-Q, covering the transition period of October 1, 2018 to December 31, 2018. Accordingly, this Form 10-K covers our financial year as amended, being the period from January 1, 2019 to December 31, 2019. Comparatives are shown for the calendar year period from January 1, 2018 to December 31, 2018, as shown in the accompanying reconciliation table.

On October 1, 2019, the Company completed the acquisition of the Gaming Technology Group (“NTG”) of Novomatic UK Ltd., a division of Novomatic Group, a leading international supplier of gaming equipment and solutions.

Our business is being and will continue to be adversely affected by the rapidly expanding nature of the coronavirus (COVID-19) pandemic. All venues offering land-based gaming, including our products, are closed for an indeterminate period of time in the jurisdictions in which we operate through governmental mandate. In addition, the extent of a significant economic impact from the pandemic may result in a decrease in the willingness or ability of consumers to engage in gambling activities. Land-based customers globally, and the United States, United Kingdom, Greece and Italy specifically, are impacted by the COVID-19 pandemic due to the closure of venues. There is also a possibility that player behavior may change following any resolution of the pandemic, including that consumers may spend less time or wager smaller amounts at gambling facilities. The pandemic is adversely affecting a broad range of our operations, including our ability to obtain and ship our products, our ability to continue to develop new products and services and the ability of our customers to pay outstanding amounts due to us. As a result of the significant reductions in revenue and other changes to our business, at least in the short term (which also affects other companies in our industry), we are working to protect our existing available liquidity by pro-actively managing capital expenditures and working capital as well as identifying both immediate and longer term opportunities for cost savings.

We expect, due to closures of land-based venues, that there could be a meaningful increase in our online revenues from slots and virtual sports but it is not possible to quantify any potential impact at this time. Prior to any COVID-19 impact, we would have expected this part of our business to account for approximately 10% of Company revenue during 2020.

As part of these efforts to preserve liquidity, the Company drew all remaining availability (£18.0 million ($23.8 million using rates prevailing at December 31, 2019)) under its £20 million ($26.4 million using rates prevailing at December 31, 2019) revolving credit facility on March 13, 2020.

Business Segments

We report our operations in three business segments, SBG, Virtual Sports (which includes Interactive, an operating segment which does not exceed the quantitative thresholds in Accounting Standards Committee (“ASC” 280-10-50-12), and Acquired Businesses (which is comprised of the aforementioned NTG business, acquired on October 1, 2019), representing our different products and services. We evaluate our business performance, resource allocation and capital spending on an operating segment level, where possible. We use our operating results and identified assets of each of our operating segments in order to make prospective operating decisions. Although our revenue and cost of sales (excluding depreciation and amortization) are reported exclusively by segment, we do include unallocated items in our consolidated financial statements for certain expenses including depreciation and amortization as well as selling, general and administrative expenses. Unallocated balance sheet line items include items that are a shared resource and therefore not allocated between operating segments.

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

Our Acquired Businesses design, develop, market and distribute a broad portfolio of games through our digital network architecture. In addition, it operates analog gaming and amusement machines for certain customers, including UK pubs, adult gaming centers, motorway service stations and holiday resorts.

Revenue

We generate revenue in three principal ways: on a participation basis, on a fixed rental fee basis and through product sales and software license fees. Participation revenue includes a right to receive a share of revenue generated from (i) our Virtual Sports products placed with operators; (ii) our SBG terminals placed in gaming and lottery venues; (iii) licensing our game content and intellectual property to third parties; and (iv) our games on third-party online gaming platforms that are interoperable with our game servers.

The revenue recognition processes we applied prior to adoption of ASC 606 align with the recognition and measurement guidance of the new standard. Therefore, adoption of ASC 606 did not require a cumulative adjustment to opening equity.

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

Acquired Businesses

Revenue from gaming and amusement terminals, access to our content and SBG platform, including electronic table gaming products is recognized based upon a contracted percentage of the operator’s net winnings from the terminals’ daily use. Where this is not the case, particularly in the pub rental sector, revenue is based upon a fixed daily or weekly usage fee. We recognize revenue from these arrangements in accordance with the series guidance in ASC 606 over time on a daily basis over the term of the arrangement, or when not specified over the expected customer relationship period. Hardware sales take the form of a transfer of ownership of our developed gaming terminals, and are recognized at a point in time upon delivery.

Geographic Range

Geographically, more than half of our revenue is derived from, and more than half of our non-current assets are attributed to, our UK operations, with the remainder of our revenue derived from, and non-current assets attributed to, Italy, Greece and the rest of the world.

For the twelve months ended December 31, 2019, we earned approximately 68% of our revenue in the UK, 13% in Greece, 11% in Italy and the remaining 8% across the rest of the world. During the twelve months ended December 31, 2018, we earned approximately 63%, 17%, 13% and 7% of our revenue in those regions, respectively.

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

During the twelve months ended December 31, 2019, we derived approximately 32% of our revenue from sales to customers outside the UK, compared to 37% during the twelve months ended December 31, 2018.

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

Results of Operations

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the year ended December 31, 2019, compared to the twelve-month period ended December 31, 2018; and

●	a discussion and analysis of the results of operations of our SBG and Virtual Sports business segments for the twelve-month period ended December 31, 2019, compared to the year ended December 31, 2018, including KPI analysis; and

●

a discussion and analysis of the results of operations of our Acquired Business segments for the period commencing with the consummation of the acquisition on October 1, 2019 and ended December 31, 2019.

●	a discussion and analysis of the Company’s results of operations for the three-month period ended December 31, 2018, compared to the same period in 2017; and

●	a discussion and analysis of the results of operations of our SBG and Virtual Sports business segments for the three-month period ended December 31, 2018, compared to the same period in 2017, including KPI analysis.

We changed our financial year-end from September 30 to December 31, effective for the fiscal year ended December 31, 2019, with our previous fiscal year-end was September 30, 2018. Subsequent to this change in financial year, we filed a transition report on Form 10-Q, covering the transition period of October 1, 2018 to December 31, 2018. As a result, we have provided results for the twelve-month period ended December 31, 2018 for comparative purposes. The results for the twelve months ended December 31, 2018 are unaudited.

The three-month financial periods presented consist of a 92-day period for each of 2018 and 2017. The balance sheet date for both 2018 and 2017 is December 31. Each of the foregoing periods is herein referred to as a “three-month period.”

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). In the twelve-month periods ended December 31, 2019 and 2018, the average GBP:USD rates were 1.28 and 1.34, respectively. In the three-month periods ended December 31, 2018 and 2017, the average GBP: USD rate was 1.29 and 1.34, respectively.

In the discussion and analysis below, certain data may vary from the amounts presented in our consolidated financial statements due to rounding.

Twelve Months ended December 31, 2019 compared to Twelve Months ended December 31, 2018

	For the Twelve-Month				Variance
	Period ended				Functional
	Audited	Unaudited			Currency at
	Dec 31,	Dec 31,	Variance		Constant	Functional	Currency
(In millions)	2019	2018	2019 vs 2018		rate	Currency	Movement
Revenue:
Service	$134.9	$130.6	$4.3	3.3%	$10.2	7.8%	$(5.9)
Hardware	18.5	10.1	8.4	82.7%	9.2	92.0%	(0.8)
Total revenue	153.4	140.7	12.7	9.0%	19.4	13.8%	(6.8)
Cost of sales, excluding depreciation and amortization:
Cost of service	(23.5)	(23.4)	(0.1)	0.4%	(1.2)	4.9%	1.1
Cost of hardware	(12.6)	(7.9)	(4.7)	59.9%	(5.4)	69.6%	0.7
Selling, general and administrative expenses	(72.6)	(59.0)	(13.6)	23.0%	(16.8)	28.4%	3.2
Stock-based compensation	(9.0)	(5.8)	(3.2)	55.0%	(3.6)	61.6%	0.4
Impairment expense	-	(7.7)	7.7	(100.0)%	7.9	(100.0)%	(0.2)
Acquisition and integration related transaction expenses	(6.7)	(0.3)	(6.4)	1821.9%	(7.0)	1973.8%	0.7
Depreciation and amortization	(42.0)	(41.9)	(0.1)	0.3%	(2.0)	4.8%	1.9
Net operating Income (Loss)	(13.0)	(5.3)	(7.7)	147.0%	(8.6)	159.9%	0.9
Other income (expense)
Interest income	0.1	0.2	(0.1)	(67.3)%	(0.1)	(66.4)%	(0.0)
Interest expense	(27.8)	(19.8)	(8.0)	40.2%	(9.3)	47.0%	1.3
Change in fair value of earnout liability	(2.3)	5.7	(8.0)	(139.6)%	(8.0)	(142.0)%	(0.0)
Change in fair value of derivative liability	3.0	(4.9)	7.9	(160.1)%	8.3	(161.3)%	(0.4)
Loss from equity method investee	(0.1)	-	(0.1)	N/A	(0.1)	N/A	0.0
Other finance income (expense)	3.2	3.2	(0.0)	(0.2)%	0.1	2.1%	(0.1)
Total other income (expense), net	(23.9)	(15.6)	(8.2)	52.6%	(9.0)	56.9%	0.8
Net loss from continuing operations before income taxes	(36.9)	(20.9)	(16.0)	76.5%	(17.6)	83.1%	1.7
Income tax expense	(0.1)	(0.2)	0.1	(57.0)%	0.1	(48.1)%	0.0
Net loss	$(37.0)	$(21.1)	$(15.9)	75.2%	$(17.5)	81.8%	$1.7

Exchange Rate - $ to £	1.28	1.34

Revenue

Total reported revenue for the twelve months ended December 31, 2019 increased by $12.7 million, or 9.0%, to $153.4 million on a reported basis. Adverse currency movements accounted for $6.8 million. On a functional currency at constant rate basis, revenue increased by $19.4 million, or 13.8%, with service revenue increasing by $10.2 million and hardware revenue increasing by $9.2 million. The change in total reported revenue was comprised of a decrease of $18.8 million in SBG revenue, a decrease of $0.4 million in Virtual Sports revenue, offset by an increase in revenue of $32.9 million from the new Acquired Businesses segment. This was offset by $1.0 million in intercompany eliminations.

SBG revenue, which is included in total reported revenue, above, decreased by $15.0 million on a functional currency at constant rate basis, or 14.5%, comprised of a reduction in service revenue of $19.0 million and a $4.0 million increase in hardware sales.

SBG service revenue decreased by $22.1 million on a reported basis, of which $3.1 million was attributable to adverse currency movements. On a functional currency at constant rate basis, SBG service revenue decreased by $19.0 million, or 20.4%, to $71.0 million. This was primarily due to a decrease in revenue in the UK LBO sector of $16.2 million, of which $15.6 million was driven by the Triennial Implementation and $0.5 million due to the expiry of a service contract. Additionally, there was a revenue reduction in the Greek sector of $0.9 million driven by a reduction in software license sales of $6.0 million, partly offset by the continued terminal rollout which drove additional income of $5.1 million. Revenue in the Italian sector decreased by $2.2 million due mainly to a 1.7% tax rate increase on gross stakes driving a $2.9 million reduction as well as a decline in gross win per unit per day that resulted in a $0.2 million revenue decline. This was partly offset by $0.5 million from additional unit volume, $0.3 million from an increase in license sales and $0.2 million from a full year of revenue share terms changes with two major customers.

SBG hardware revenue increased by $3.4 million to $13.5 million, on a reported basis, despite adverse currency movements of $0.7 million. On a functional currency at constant rate basis, SBG hardware revenue increased by $4.0 million. The increase in hardware revenue was driven by 328 “Flex” cabinet sales to two major customers in the UK Bingo & AGC sectors of $2.5 million, the sale of 116 ValorTM terminals in the North American sector of $1.7 million, additional sales of 467 SSBTs in the UK LBO sector of $2.0 million, the sale of 32 Flex terminals to a UK LBO customer of $0.3 million and 75 Sabre HydraTM sales to a major customer in the UK ETG sector of $1.3 million. These were partly offset by nil margin sales of 600 “Flex” cabinet sales to a major UK LBO customer of $4.0 million.

Virtual Sports reported revenue decreased by $0.4 million. A $1.7 million decrease occurred due to adverse currency movements. On a constant currency basis, Virtual Sports revenue increased by $1.3 million, or 3.5%, of which $2.1 million was driven by an increase in Virtual Sports land-based and Scheduled Online Virtual recurring revenue and $0.4 million was driven by an increase in Interactive recurring revenue. There was an additional $0.9 million increase from non-recurring revenue. This was partly offset by $1.3 million from a major customer that experienced a decline in retail venues, the rephasing of an annual contract and a decline in general trading as well as $0.8 million due to a reduction in revenue from long-term Virtual Sports licenses that have now come to an end.

Acquired Businesses revenue accounted for $27.6 million of service revenue and $5.3 million of hardware revenue, reflecting its ownership by the Company for the period from October 1, 2019 through December 31, 2019. $8.6 million was generated from rental fees from Category C gaming machines within the Pub business in the UK, which includes 8,590 Category C digital and analog gaming machines. An additional $5.6 million in revenue was generated through the UK leisure parks business and $6.2 million generated from machine rentals to UK MSAs and AGCs.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, which includes machine cost of sales, consumables, content royalties and connectivity costs, increased by $4.8 million, or 15.4%, on a reported basis, to $36.1 million. On a functional currency at constant rate basis, cost of sales increased by $6.5 million, or 20.9%. Of this increase, $1.5 million was attributable to an increase in SBG hardware; gross margin for SBG hardware increased from 22.3% to 32.5% in the period, primarily due to sales of the ValorTM cabinet and additional ETGs, which yield higher gross profits per machine, $7.3 million was attributable to the acquisition of the Acquired Businesses (comprised of $3.5 million in service costs and $3.8 million in hardware costs), offset by a decrease in cost of service for Virtual Sports of $1.3 million. This was partly offset by favorable currency movements of $1.7 million.

Selling, general and administrative expenses

SG&A expenses increased by $13.6 million, or 23.0%, on a reported basis, to $72.6 million, This included $3.2 million of favorable currency movements. On a functional currency at constant rate basis, SG&A increased by $16.8 million, or 28.4%. This increase was driven by incremental selling, general and administrative expenses of $20.1 million from Acquired Businesses. This was partly offset by labor savings of $4.0 million (of which $4.9 million was made in conjunction with Post Triennial Implementation), facilities cost savings of $1.1 million, IT-related cost savings of $0.5 million and other cost savings of $0.2 million. This was partly offset by an increase in the costs of group restructure of $0.5 million (removed from Adjusted EBITDA) and a decrease in net labor capitalization and manufacturing recoveries of $1.7 million due to mix of projects and lower factory throughput as a result of fewer machines being built.

Stock-based compensation

During the year ended December 31, 2019, the Company recorded an expense of $9.0 million with respect to outstanding awards. Of this expense, $6.0 million related to costs from awards made under the 2016 Long Term Incentive Plan, $2.8 million from awards made under the 2018 Plan and $0.3 million related to costs from the vesting of awards in December 2019. The entirety of this cost related to recurring costs, with the 2018 Plan awards impacted by movements in the stock price between the award granting date and May 14, 2019, the date the scheme was formally approved by stockholders. Following approval, the cost was no longer impacted by stock price movements being charged by the same method as all other award plans. During the year ended December 31, 2018, the charge for stock-based compensation was $5.8 million. Of this expense, $5.6 million related to costs from awards made under the 2016 Long Term Incentive Plan and $0.2 million from awards made under the 2018 Plan. The entirety of this cost is related to recurring costs.

Acquisition and integration related transaction expenses

Acquisition related transaction expenses increased by $6.4 million, on a reported basis, to $6.7 million. The entirety of the 2019 and 2018 period expenses were related to work in respect of potential acquisitions, with the 2019 expenses relating to the acquisition and third-party integration fees linked exclusively to the acquisition and integration of NTG.

Impairment expense

Impairment expense decreased by $7.7 million as there was no charge in the current period, but a $7.7 million expense in the prior period. This expense in the prior period was considered to be outside the normal course of business. Following a review of key strategic plans and therefore future priority areas by the Office of the Executive Chairman, the carrying value of these assets were deemed to be in excess of their current fair value.

Depreciation and amortization

Depreciation and amortization increased by $0.1 million, or 0.3%, on a reported basis, to $42.0 million. This included the impact of favorable currency movements of $1.9 million.

On a functional currency at constant rate basis, depreciation and amortization increased by $2.0 million, or 4.8%. This increase was driven by incremental depreciation and amortization of $5.9 million from Acquired Businesses. This was partially offset by a $4.2 million decrease of depreciation and amortization in SBG and Virtual Sports. This was driven by lower machine and machine-related depreciation of $3.8 million and lower amortization of $0.4 million, driven by lower amortization of platforms and games. The machine and machine-related depreciation decrease was driven by lower depreciation in the UK ($4.3 million) and Italy ($1.2 million) due to machines being fully depreciated, which was partly offset by additional depreciation in Greece of $1.7 million due to the additional volume of machines.

Net operating loss

During the period, net operating loss increased by $7.7 million from a loss of $5.3 million to a loss of $13.0 million on a reported basis. On a functional currency at constant rate basis, net operating loss increased by $8.6 million, mainly due to the increase in revenue, more than offset by increases in cost of sales and SG&A expenses, including a $0.9 million favorable currency movement. The net impact of the Triennial Implementation in the UK for the period (included in the above) was $8.7 million.

Interest expense

Interest expense increased by $8.1 million in the year, to $27.8 million, on a reported basis. Of the $27.8 million, $16.4 million related to debt interest and $9.4 million related to the amortization of capitalized debt fees. $5.4 million of the $16.4 million and $0.8 million of the $9.4 million related to the new debt with the remaining amounts relating to the previous debt including a $7.3 million expense writing off the remainder of the debt fees capitalized under the previous debt. Of the $8.1 million increase in the current year, $1.3 million was due to a favorable currency movement. On a functional currency at a constant rate basis, interest expense increased $9.3 million, or 47.0%, compared to the prior year. This was due to higher amortization of capitalized debt fees of $9.0 million (including the expense of $7.3 million as a result of the debt refinancing in connection with the acquisition of the Acquired Businesses in the year), higher debt interest costs of $4.3 million and favorable bank currency movements of $0.5 million were offset by savings of $4.8 million of PIK interest (no longer incurred following the debt refinancing in August 2018).

Change in fair value of earnout liability

Due solely to changes in the share price ($6.51 at March 25, 2019 and $4.80 at December 31, 2018) the charge in the year ended December 31, 2019 from a change in the fair value of earnout liability was $2.3 million. On March 25, 2019, the shares relating to the earnout liability were issued. In the prior year, due to changes in share price, the corresponding figure was a $5.7 million gain.

Change in fair value of derivative liability

Change in fair value of derivative liability decreased by $7.9 million, on a reported basis, to a $3.0 million credit for the year ended December 31, 2019, arising from the fair valuing of the cross-currency swaps executed in August 2018 in connection with the debt refinancing of the Company. This represents the unhedged amount of the cross-currency swap. For the year ended December 31, 2018, the change in fair value of derivative liability was a $4.9 million charge. Of this, $6.5 million represented the unhedged amount of the cross-currency swap with a $1.6 million gain for derivative awards which were converted to stock-based compensation awards in March 2018. On October 1, 2019 as part of the refinancing of the group, the cross-currency swaps were terminated.

Other finance income

Other finance income for the year ended December 31, 2019 was a credit of $3.2 million, unchanged from the prior year. Changes in exchange rates resulted in a loss of $3.3 million in retranslating the debt balance. This was offset by a $3.2 million gain from the GBP:USD cross-currency swap entered into to mitigate this impact, accounted for under hedge accounting, and a $0.1 million higher pension interest gain.

Income tax expense

Our effective tax rate for the period ended December 31, 2019 was 0.2%, and our effective tax rate for the period ended December 31, 2018 was 1.0%.

Net loss

On a reported basis, net loss increased by $15.9 million, from a loss of $21.1 million to a loss of $37.0 million in the period ended December 31, 2019. On a functional currency at constant rate basis net loss increased by $17.5 million, mainly due to the decrease in operating income driven by the increase in acquisition and integration related transaction expenses, plus increases in interest expense and change in fair value of earnout liability. This was partly offset by an $8.3 million positive change in fair value of derivative liabilities.

Twelve Months ended December 31, 2019 compared to Twelve Months ended December 31, 2018 (unaudited) – Server Based Gaming Segment

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

SBG Segment, Key Performance Indicators

	For the Twelve-Month Period ended		Variance
	Audited	Unaudited
	Dec 31,	Dec 31,	2019 vs 2018
SBG	2019	2018		%
End of period installed base (# of terminals) (1)	32,698	34,577	(1,879)	(5.4)%
Average installed base (# of terminals) (2)	34,151	32,371	1,780	5.5%
Customer Gross Win per unit per day (3)	£84.05	£111.34	£(27.29)	(24.5)%
Customer Net Win per unit per day (3)	£59.69	£79.28	£(19.59)	(24.7)%
Inspired Blended Participation Rate	6.2%	6.1%	0.1%

(1)	Includes 1,341 machines operated by the Acquired Businesses in twelve-month period ended December 31st, 2019 and 2,001 machines in twelve-month period ended December 31st, 2018. Post acquisition of NTG, the revenue generated from these machines became intercompany and is thus eliminated on consolidation.
(2)	Includes 1,848 machines operated by the Acquired Businesses in twelve-month period ended December 31st, 2019 and 1,937 machines in twelve-month period ended December 31st, 2018. Post acquisition of NTG, the revenue generated from these machines became intercompany and is thus eliminated on consolidation.
(3)	Includes all SBG terminals in which the company takes a participation revenue share across all territories

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

If the End of Period Installed Base is materially different from the Average Installed Base (described below), we believe this gives an indication as to potential future performance. The End of Period Installed Base is particularly useful for assessing new customers or sectors, to indicate the progress being made with respect to entering new territories or jurisdictions.

“Average Installed Base” is the average number of deployed SBG terminals during the period. Therefore, it is more closely aligned to revenue in the period. This measure is particularly useful for assessing existing customers or sectors to provide comparisons of historical size and performance.

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

Our internal decision makers believe Customer Gross Win measures are meaningful because they represent a view of customer operating performance that is unaffected by our revenue share percentage and allow management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between customers and (3) identify strategies to improve operating performance in the different sectors in which we operate.

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

SBG Segment, key events that affected results for the Twelve Months ended December 31, 2019

During the period Customer Gross Win per unit per day in the total UK sector (including non-LBO UK sectors) decreased by 24.9%. This was due mainly to the Triennial Implementation in the UK. The revenue impact of this regulatory change was in line with our expectations.

During the period, an additional 1,152 SSBTs were sold and deployed in the UK LBO sector, of which 526 were sold in the fourth quarter. In addition to hardware sales margin, these terminals also generate a recurring service fee.

During the third quarter of 2019, the Company secured an extension to supply hardware, platform, content and service into the UK LBO sector with our largest customer for an additional three years. This agreement runs to the end of 2022 and includes minimal capital expenditure in exchange for a slight reduction in revenue share versus current terms.

In the UK Casino sector, we sold 278 “Flex” B3 terminals split between two major customers. These terminals will also generate a recurring software rental fee and content revenue share to the Company in future periods.

In the UK Electronic Table Games (ETG) sector, we sold 205 Sabre Hydra TM terminals to a major Casino customer with a further 150 on the order book for the second part of 2020.

During the period, first time sales were recorded in the North American sector. Hardware sales of 116 ValorTM terminals were made in Illinois.

We were awarded a further 580 contracted terminals in Greece, 380 of which are our new “Valor VIP” cabinet bringing the total number of our contracted terminals in Greece to 8,940. Our SBG rollout into the Greek sector continued with a further 2,106 terminals being deployed on site.. Despite increased density, the performance of our Greek terminals continues to be strong relative to our competitors.

In Italy, customer Net Win per unit per day (in EUR) decreased by €13, or 29.3%, primarily due to an increase in the average revenue tax of 1.7% from 6.9% in 2018 to 8.6% in 2019 as well as a decline in Gross Win per unit per day (EUR).

Our end of period Installed Base of terminals showed a decrease of 1,879, or 5.4%, to 32,698. This was due to 700 shop closures (representing a decrease of 2,800 terminals) by a major customer in the UK LBO sector resulting from the Triennial Implementation, however this happened in the third and fourth quarters and therefore had less of an impact on the average installed base. Growth of over 2,100 VLT’s in the Greek sector partly offset the decline in the UK.

Customer Gross Win per unit per day (in our functional currency, GBP) decreased by 24.5% across the entire estate, driven mainly by the reduction in maximum permitted bets on B2 gaming machines in the UK and the impact of our SBG installations in Greece, as our Greek machines return a lower daily Customer Gross Win compared to our UK machines. These impacts, along with a 1.7% average increase in the Italian revenue tax rate, partly offset by reduced tax in the UK LBO sector post triennial, led to a Net Win per unit per day decrease on total SBG of 24.7%. Our blended participation rate increased by 0.1% to 6.2% in 2019.

SBG Segment, Twelve Months ended December 31, 2019 compared to Twelve Months ended December 31, 2018

Server Based Gaming

	For the Twelve-Month				Variance
	Period ended				Functional
	Audited	Unaudited			Currency at
	Dec 31,	Dec 31,	Variance		Constant	Functional	Currency
(In millions)	2019	2018	2019 vs 2018		rate	Currency	Movement
Revenue:
Service	$71.0	$93.2	$(22.1)	(23.8)%	$(19.0)	(20.4)%	$(3.1)
Hardware	13.5	10.1	3.4	33.5%	4.0	40.4%	(0.7)
Total revenue	84.5	103.3	(18.8)	(18.2)%	(15.0)	(14.5)%	(3.8)

Cost of sales, excluding depreciation and amortization:
Cost of service	(17.6)	(18.8)	1.2	(6.6)%	0.1	(0.7)%	1.1
Cost of hardware	(9.1)	(7.9)	(1.2)	15.9%	(1.5)	18.8%	0.2
Total cost of sales	(26.7)	(26.7)	(0.0)	0.0%	(1.3)	5.0%	1.3
Selling, general and administrative expenses	(23.6)	(30.8)	7.2	(23.2)%	6.0	(19.5)%	1.1
Impairment expense	-	(4.7)	4.7	(100.0)%	4.8	(100.0)%	(0.1)
Stock-based compensation	(1.7)	(1.1)	(0.6)	56.3%	(0.7)	63.1%	0.1
Depreciation and amortization	(29.1)	(34.3)	5.2	(15.1)%	3.8	(11.2)%	1.3
Net operating Income (Loss)	$3.4	$5.7	$(2.3)	(41.0)%	$(2.3)	(40.7)%	$(0.0)

Exchange Rate - $ to £	1.28	1.34

SBG segment revenue

In the period revenue decreased by $18.8 million, to $84.5 million, on a reported basis. Adverse currency movements accounted for $3.8 million. On a functional currency at constant rate basis, SBG revenue decreased by $15.0 million, or 14.5%.

Service revenue decreased by $22.1 million on a reported basis, of which $3.1 million was attributable to adverse currency movements. On a functional currency at constant rate basis, SBG service revenue decreased by $19.0 million, or 20.4%, to $71.0 million. This was primarily due to a decrease in revenue in the UK LBO sector of $16.2 million, of which $15.6 million was driven by the Triennial Implementation and $0.5 million due to the expiring of a service contract.

Additionally, there was a reduction in the Greek sector of $0.9 million driven by a reduction in software license sales of $6.0 million, partly offset by the continued terminal rollout which drove additional income of $5.2 million.

Revenue in the Italian sector decreased by $2.2 million on a functional currency at constant rate basis due mainly to a 1.7% tax rate increase on gross stakes driving a $2.9 million reduction as well as a decline in gross win per unit per day that resulted in a $0.2 million revenue decline. This was partly offset by $0.5 million from additional unit volume, $0.3 million from an increase in license sales and $0.2 million from a full year of revenue share terms changes with two major customers. Revenue in UK Other increased by $0.5 million due to a one-off contract sale during the period of $0.7 million and additional revenue of $0.2 million driven by terminal upgrades with one customer, partly offset by an expiry of a service contract of $0.2 million and lower ETG software sales of $0.2 million.

UK LBO Customer Gross Win per unit per day decreased by 24.9% due to the Triennial Implementation. The revenue impact of this regulatory change was in line with our expectations, improving consecutively each quarter since the Triennial Implementation launched on April 1, 2019. The decline in Gross Win for the fourth quarter was 21.1%, a significant improvement over the third quarter impact of 37.5% and the second quarter impact of 41.1%. The vast improvement in the fourth quarter is a result of 700 closures of the lower end shops in our largest customer and new game content going live across the full UK LBO estate.

Hardware revenue increased by $3.4 million to $13.5 million, on a reported basis, despite adverse currency movements of $0.7 million. On a functional currency at constant rate basis, SBG hardware revenue increased by $4.0 million. The increase in hardware revenue was driven by 328 “Flex” cabinet sales to two major customers in the UK Bingo & AGC sectors of $2.5 million, our first 116 terminal sale of the ValorTM cabinet in the North American sector of $1.7 million, additional sales of 467 SSBTs in the UK LBO sector of $2.0 million, the sale of 32 Flex terminals to a UK LBO customer of $0.3 million and 75 “Sabre Hydra” sales to a major customer in the UK ETG sector of $1.3 million. These are partly offset by nil margin sales of 600 “Flex” cabinet sales to a major UK LBO of $4.0 million.

SBG segment operating income. Cost of sales (excluding depreciation and amortization) remained flat, on a reported basis. Favorable currency movements of $1.3 million offset a $1.3 million increase in cost of sales on a functional currency at constant rate basis.

The above was driven by an increase in hardware cost of sales of $1.5 million due to Flex sales in the UK Bingo & AGC sectors of $2.2 million, SSBT & Flex sales in the UK LBO sector of $1.9 million, ValorTM sales in North America of $0.9 million and Sabre HydraTM sales in the ETG sector of $0.6 million. These were partly offset by nil margin Flex sales in the UK LBO sector of $4.0 million from the previous period that did not recur in 2019.

Service costs decreased by $0.1 million on a functional currency at constant rate basis. This was driven by a reduction in UK consumables of $1.0 million due to the Triennial Implementation and lower spares costs and content costs in Italy of $0.6 million, mostly offset by an increase in Greek SBG service costs of $1.0 million driven by the increase in terminals as the Greece rollout continued and increased UK LBO content costs of $0.5 million.

SG&A expenses decreased by $7.2 million to $23.6 million, on a reported basis. This included $1.1 million of favorable currency movements. This resulted in a functional currency at constant rate decrease of $6.0 million attributable to staff-related cost savings of $5.8 million (of which approximately $4.4 million was made in conjunction with the Triennial Implementation), facilities cost savings of $0.5 million, lower IT-related costs of $0.4 million driven by lower headcount, lower costs of group restructure of $0.2 million and other cost savings of $0.8 million. This was partly offset by $1.9 million lower labor capitalization and manufacturing recoveries due to lower headcount, mix of projects and lower factory throughput as a result of fewer machines being built in the period.

An impairment expense in the prior period, considered to be outside of the normal course of business, amounted to $4.7 million, due to the review of key strategic areas by the Office of the Executive Chairman. This resulted in a functional currency at constant rate decrease of $4.7 million.

Depreciation and amortization decreased by $5.2 million, to $29.1 million on a reported basis. Of this amount, $1.3 million was due to favorable currency movements. On a functional currency at constant rate basis, the decrease was $3.8 million, from lower machine and machine-related depreciation. The lower machine and machine-related depreciation was driven by lower depreciation in the UK ($4.3 million) and Italy ($1.2 million) due to machines being fully depreciated, partly offset by the additional machine and machine-related depreciation in Greece of $1.7 million due to the additional terminals in the Greek sector.

Operating income decreased by $2.3 million, to $3.4 million, on a reported basis. On a functional currency at constant rate basis, SBG operating income increased by $2.3 million. This was primarily due to the decrease in revenue, partly offset by lower SG&A expenses, impairment expense and depreciation and amortization.

SBG Segment, Recurring Revenue

Set forth below is a breakdown of our SBG recurring revenue. SBG recurring revenue consists principally of SBG participation revenue.

	For the Twelve-Month Period ended
	Audited	Unaudited	Variance
	Dec 31,	Dec 31,	2019 vs 2018
(In £ millions)	2019	2018		%
SBG Recurring Revenue	£66.0	£77.2	£(11.2)	(14.5)%
Total SBG Revenue
SBG Participation Revenue	£46.2	£57.5	£(11.3)	(19.6)%
SBG Other Fixed Fee Recurring Revenue	£1.3	£1.9	£(0.5)	(27.6)%
Total SBG Recurring Revenue	£47.6	£59.4	£(11.8)	(19.9)%
SBG Recurring Revenue as a Percentage of Total SBG Revenue	72.1%	76.9%	(4.8)%

In the table above:

“SBG Participation Revenue” includes our share of revenue generated from (i) our SBG terminals placed in gaming and lottery venues; and (ii) licensing of our game content and intellectual property to third parties.

“SBG Other Fixed Fee Recurring Revenue” includes service revenue in which the Company earns a periodic fixed fee on a contracted basis.

“Total SBG Recurring Revenue” is equal to SBG Participation Revenue plus SBG Other Fixed Fee Recurring Revenue.

SBG Segment, Service Revenue by Region

Set forth below is a breakdown of our SBG service revenue by geographic region. SBG service revenue consists principally of SBG participation revenue.

	For the Twelve-Month				Variance
	Period ended				Functional
	Audited	Unaudited			Currency
Server Based Gaming Service Revenue by Region	Dec 31,	Dec 31,	Variance		at Constant	Functional	Currency
(In millions)	2019	2018	2019 vs 2018		rate	Currency	Movement
Service Revenue:
UK LBO	$39.1	$57.0	$(17.9)	(31.5)%	$(16.2)	(28.4)%	$(1.8)
UK Other	6.0	5.8	0.2	4.0%	0.5	8.8%	(0.3)
Italy	7.9	10.5	(2.6)	(24.4)%	(2.2)	(21.3)%	(0.3)
Greece	17.4	19.0	(1.6)	(8.6)%	(0.9)	(4.6)%	(0.8)
Rest of the World	0.7	0.9	(0.2)	(26.1)%	(0.2)	(22.6)%	(0.0)
Total service revenue	$71.0	$93.2	$(22.1)	(23.8)%	$(19.0)	(20.4)%	$(3.2)

Exchange Rate - $ to £	1.28	1.34

Results of Operations –

Twelve Months ended December 31, 2018 compared to Twelve Months ended December 31, 2019 –

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

Virtual Sports Segment, Key Performance Indicators

	For the Twelve-Month Period ended
	Audited	Unaudited	Variance
	Dec 31,	Dec 31,	2019 vs 2018
Virtuals	2019	2018		%
No. of Live Customers at the end of the period	111	100	11	11.0%
Average No. of Live Customers	105	93	12	12.7%
Total Revenue (£'m)	£29.0	£28.0	£1.0	3.5%
Total Virtual Sports Recurring Revenue (£'m)	£26.1	£25.5	£0.7	2.6%
Total Revenue £'m - Retail	£16.2	£17.2	£(1.0)	(6.0)%
Total Revenue £'m - Scheduled Online Virtuals	£10.0	£8.3	£1.7	20.6%
Total Revenue £'m - Interactive	£2.8	£2.5	£0.3	12.5%
Average Revenue Per Customer per day (£)	£756	£823	£(67)	(8.2)%

In the table above:

“No. of Live Customers at the end of the period” and “Average No. of Live Customers” represent the number of customers from which there is Virtual Sports revenue at the end of the period and the average number of customers from which there is Virtual Sports revenue during the period, respectively.

“Total Revenue (£000)” represents total revenue for the Virtual Sports segment, including recurring and upfront service revenue. Total revenue is also divided between “Total Revenue (£000) – Retail,” which consists of revenue earned through players wagering at Virtual Sports venues, “Total Revenue (£000) – Scheduled Virtuals,” which consists of revenue earned through players wagering on Virtual Sports online, and “Total Revenue (£000) – Mobile RGS,” which consists of revenue earned through our Mobile RGS product.

“Average Revenue per Customer per day” represents total revenue for the Virtual Sports segment in the period, divided by the Average No. of Live Customers, divided by the number of days in the period.

Virtual Sports Segment, Recurring Revenue

	For the Twelve-Month Period ended
	Audited	Unaudited	Variance
	Dec 31,	Dec 31,	2019 vs 2018
(In £ millions)	2019	2018		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£29.0	£28.0	£1.0	3.5%
Recurring Revenue - Retail and Scheduled Online Virtuals	£23.5	£22.4	£1.1	4.9%
Recurring Revenue - Interactive	£2.7	£2.4	£0.3	12.9%
Total Virtual Sports Recurring Revenue	£26.2	£24.8	£1.4	5.7%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	90.4%	88.6%	1.9%

For definitions of the terms used in the table above, see the definitions provided above.

Virtual Sports segment, key events that affected results for the Twelve Months ended December 31, 2019

US

In the second phase of our Pennsylvania strategy we launched our proprietary Derby CashTM Horse Racing product in over 8,500 venues in November. This has shown significant year on year growth since launch.

During the period we signed a new contract with British Columbia Lottery Corporation to supply Virtuals on demand, slots and table content via our proprietary Virgo platform.

We have signed an exclusive worldwide license deal with the NFL Alumni to utilize the name, brand, image, persona and likeness of the NFLA members to be commercially used in virtual football games

In our Virtual Interactive division, we launched with Bet365 in New Jersey, a key launch for our US strategy.

In the Interactive division we have deployed our proprietary V-Play On-Demand and slot content to Caesars and Golden Nugget, New Jersey and Lotto Quebec, Canada. Performance has been strong since launch.

Europe

During the year we renewed our contract with Bet365 for a further three years to provide scheduled Virtuals online with the world’s largest online sports betting company with over 35 million customers worldwide.

In UK Retail, we deployed our Rush Bingo product on a dedicated channel to the Betfred estate of approximately 1,600 venues, which has seen significant growth throughout the year.

In Ireland Retail we deployed a fourth channel of Horse Racing with Boylesports across the full estate, this is driving year on year growth.

In the UK and Ireland, we launched our Quick 6 Bingo and two-minute Power Spin Roulette products across the full Paddy Power estate of over 750 venues We also renewed the Flutter Group contract for a further three years including Paddy Power and Betfair brands.

Our Virtual Interactive division launched our proprietary V-Play BasketballTM product with Bet Victor which has become very popular. We also deployed our proprietary 1st Down TM and Head 2 Head Football TM products with Bet365 on two additional channels and launched two streams of our V Play FootballTM product with The Stars Group brand Betstars.

During the second quarter, our Interactive division launched new content, including Bear MoneyTM and Book of the IrishTM, across the estate, which have performed strongly. In the third quarter we launched new content, Rainbow CashpotsTM and Mighty Hot WildsTM, which have both performed well. In the final quarter we launched our first product under the licensing deal with Jaromir Jagr, Jagr’s Super SlotTM and three additional key titles, Book of ChristmasTM, Desperado’s WildTM and Mega CherryTM that have all performed well.

Rest of World

We launched Rush Football 2TM with the Moroccan Lottery via the Intralot platform in approximately 200 venues and increased to 400 venues by the end of the year. The Moroccan venues are amongst our most successful worldwide and the addition of these extra venues has driven growth in the quarter and is expected to drive growth through 2020.

Awards

In February, the Gaming International Awards were held at ICE 2019 and Inspired was named Virtual Supplier of the Year.

The EGR B2B awards were held in June where Inspired was awarded Virtual Sports Supplier of the Year.

The Average Number of Live Customers during the twelve-month period increased by twelve overall, from 93 to 105, including 17 new Interactive customers.

Virtual Sports segment, Twelve Months ended December 31, 2019 compared to Twelve Months ended December 31, 2018

Virtual Sports	For the Twelve-Month				Variance
	Period ended				Functional
	Audited	Unaudited			Currency at
	Dec 31,	Dec 31,	Variance		Constant	Functional	Currency
(In millions)	2019	2018	2019 vs 2018		rate	Currency	Movement
Service Revenue	$37.0	$37.4	$(0.4)	(1.0)%	$1.3	3.5%	$(1.7)
Cost of Service	(3.2)	(4.6)	1.4	(30.9)%	1.3	(27.6)%	0.2
Selling, general and administrative expenses	(8.7)	(11.3)	2.6	(22.8)%	2.3	(19.9)%	0.3
Impairment expense	-	(3.0)	3.0	(100.0)%	3.0	(100.0)%	(0.0)
Stock-based compensation	(1.4)	(1.0)	(0.4)	42.9%	(0.5)	49.4%	0.1
Depreciation and amortization	(5.5)	(6.1)	0.7	(10.7)%	0.4	(6.3)%	0.3
Net operating Income (Loss)	$18.2	$11.5	$6.8	59.5%	$7.8	68.4%	$(1.0)

Exchange Rate - $ to £	1.28	1.34

Virtual Sports segment revenue. In the period, on a reported revenue basis, revenue decreased by $0.4 million with a $1.7 million decrease from adverse currency movement. On a functional currency at constant rate basis, Virtual Sports revenue increased by $1.3 million, or 3.5%, driven by a $2.1 increase in Virtual Sports land-based and Schedule Online Virtual recurring revenue. This consisted of growth in Scheduled Online Virtuals of $1.1 million, followed by UK and Ireland retail increasing $0.9 million, $0.3 million from Belgium and Denmark retail and $0.4 million from new business in Morocco. This was offset by a $0.4 million decline in Italy and a $0.2 million decline in Finland from the changing of a fixed price contract.

Interactive revenue in the period increased by $0.4 million due to new customers and content launches. This was offset by adverse results from the point of consumption tax increase in the UK, regulatory changes in Sweden and uncontrollable external delays in new territories from longer than expected regulatory requirements and testing processes.

A further $0.9 million of Virtual Sports growth in the year was driven by non-recurring revenue consisting of $0.7 million from the recognition of historical revenues previously unreported from a major customer and $0.2 million from an increase in one-time sales. This was partly offset by $1.3 million from a major customer that experienced a decline in retail venues, the rephasing of an annual contract and a decline in trading as well as $0.8 million due to a reduction in revenue from long-term Virtual Sports licenses that have now come to an end.

Virtual Sports segment operating income. Cost of service decreased by $1.4 million to $3.2 million on a reported basis. Of this decrease, $0.2 million arose from favorable currency movements. On a functional currency at constant rate basis, cost of service decreased by $1.3 million, due to lower third party royalty payments primarily driven by lower revenues in the year from a major customer and a decline in royalties.

SG&A expenses decreased by $2.6 million, on a reported basis. Of this decrease, $0.3 million arose from favorable currency movements. This resulted in a functional currency at constant rate decrease of $2.3 million in the period largely driven by staff-related cost savings of $0.7 million and lower Italian tax-related costs of $0.5 million.

Depreciation and amortization decreased by $0.7 million to $5.5 million, on a reported basis. Of this increase, 0.3 million arose from favorable currency movements. This resulted in a functional currency at constant rate decrease of $0.4 million, driven by additional depreciation of platforms and games going live including Tyson, World Leaders and Rush Bingo.

Operating profit increased by $6.8 million on a reported basis to $18.2 million. On a functional currency at constant rate basis, operating profit increased by $7.8 million driven by an increase in revenue, a decrease in cost of service, lower SG&A expenses and lower impairment expense. This was partly offset by a $1.0 million decrease from adverse currency movements.

Acquired Businesses segment, key events that affected results for the Three Months ended December 31, 2019 (since consummation of acquisition)

We generate revenue from our Acquired Businesses segment through the manufacturing, marketing, and rental of our gaming machines and gaming software. We manufacture gaming machines for rental to UK pubs, adult gaming centers, bowling alleys, motorway service stations, and UK leisure parks, as well as for sale. We receive rental fees for machines, typically on a long-term contract basis, on both a participation and fixed fee basis, with our digital Category C pub machines typically contracted on a fixed fee basis. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and any relevant regulatory levies) from gaming terminals placed in our customers’ facilities. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

The Acquired Businesses also generate revenue from UK leisure parks, where we supply gaming arcades, as well as non-gaming amusement machines. In addition, we also supply non-gaming amusement machines in pubs and other facilities on a fixed rental basis.

Revenue growth for our Acquired Businesses is principally driven by the number of operator customers we have, the number of gaming machines in operation, and the increase in weekly rental income that we receive pursuant to our contracts with our customers.

Acquired Businesses segment, Key Performance Indicators

	For the Three-Month Period ended
	Audited	Unaudited	Variance
	Dec 31,	Dec 31,	2019 vs 2018
Acquired Business	2019	2018		%

Pub Digital Cat C Gaming Machines - Average installed base (# of terminals)	5,413	3,769	1,644	43.6%
Inspired Pubs Revenue per Digital Cat C Gaming Machine per week	£68.46	£61.43	£7.03	11.4%
Pub Analogue Digital Cat C Gaming Machines - Average installed base (# of terminals)	3,177	4,615	(1,438)	(31.2)%
Inspired Pubs Revenue per Analogue Cat C Gaming Machine per week	£42.81	£42.14	£0.67	1.6%
End of Period % of Digital Cat C Gaming Machines in Pub Market	66.2%	47.7%	18.5%
Total Leisure Parks Revenue (Gaming and Non Gaming) (£'m)	£4.3	£3.8	£0.6	14.6%
AGC and MSA Gaming Machines - Average installed base (# of terminals)(1)	4,948	5,955	(1,007)	(16.9)%
Inspired AGC and MSA Revenue per Gaming Machine per week	£75.09	£61.26	£13.83	22.6%

(1) Adult Gaming Centers and Motorway Service Area machines

In the table above:

End of period installed base and Average installed base represent the number of gaming machines installed from which there is participation or rental revenue at the end of the period or as an average over the period

Revenue per machine unit per week represents the average weekly participation or rental revenue recognized by Inspired during the period.

The % Digital Cat C represents the percentage of the Company’s UK pub gaming machine estate located with that is digital.

Acquired Businesses segment, key events that affected results for the Twelve Months ended December 31, 2019

On October 1, 2019, the Company completed the acquisition of the Gaming Technology Group (“NTG”) of Novomatic UK Ltd., a division of Novomatic Group, a leading international supplier of gaming equipment and solutions. As per ASC 280, the Company reports the results of this acquisition as a business segment denoted as “Acquired Businesses.” Because the Company completed the transaction on October 1, 2019, it can only report the results since that date, which comprises the three months ended December 31, 2019.

Acquired Businesses segment, Three Months ended December 31, 2019

Acquired Business	For the Three- Month Period ended
Unaudited Dec 31,
(In millions)	2019
Revenue:
Service	$27.6
Hardware	5.3
Total revenue	32.9

Cost of sales, excluding depreciation and amortization:
Cost of service	(3.5)
Cost of hardware	(3.8)
Total cost of sales	(7.3)

Gross Profit
Service	24.1
Hardware	1.5
Total gross profit	25.6

Selling, general and administrative expenses	(20.1)

Stock-based compensation	-

Depreciation and amortization	(5.9)

Net operating Income (Loss)	$(0.4)
Exchange Rate - $ to £	1.29

Acquired Businesses Segment Revenue

In the fourth quarter, revenue was $32.9 million, of which $27.6 million was service revenue and $5.3 million was hardware revenue stemming from growth in the digital pub conversion and the strong fourth quarter in the leisure parks.

Acquired Businesses Service Revenue was $27.6 million in the fourth quarter, of which approximately $8.6 million was generated from Category C gaming machines within the Pub business. The Company’s average installed base within the Pub business included 8,590 Category C gaming machines. Digital gaming machines accounted for 66.2% of the total Category C gaming machines at the end of the quarter, which was an increase from 60.8% at the beginning of the quarter. This reflects the continued conversion of Category C gaming machines from analogue to digital in the UK Pub estate. The increase in the Company’s digital machine base continues to drive revenue per gaming machine per week, which has demonstrated sequential growth on a quarterly basis and averaged £59.63 in the quarter, an increase of approximately 13.0% over the prior year comparable period.

The Leisure business includes Leisure Parks, MSAs, Adult Gaming Centers (“AGCs”) and Bowling Alleys as well as software license fees associated with one-time hardware sales. Leisure parks contributed approximately $5.6 million in revenue, which was strong for the fourth quarter, typically a weaker quarter as the summer holiday park season ends. Revenue from MSAs and AGCs was $6.2 million in the quarter and included 4,948 machines on a rental basis, generating an average of £75.09 per gaming machine per week. This represented an increase of approximately 22.6% over the prior year comparable period. Software license fees associated with hardware sales was $1.6 million in the quarter.

Acquired Businesses Hardware Revenue was $5.3 million and includes the sale of 673 machines, primarily in the digital sector with the Prismatic cabinet.

Acquired Businesses segment operating income. Operating income reflects cost of goods of $7.3 million (comprised of manufacturing costs, content royalties, spare parts, distribution costs, and certain gaming taxes), SG&A expenses of $20.1 million which includes service network costs, facilities, and staffing, and depreciation and amortization of $5.9 million, reflecting capitalized game development and machine deployment levels.

Capital expenditures for the period totaled $5.1 million, comprised primarily of approximately $2.3 million from the continuing digitization of the UK pub estate, $0.9 million in new machines for the MSA and AGC estates and $1.0 million of capitalized software development costs.

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

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Loss, to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA

	For the Twelve-Month Period ended
	Unaudited	Unaudited
	Dec 31,	Dec 31,
(In millions)	2019	2018
Net loss	$(37.0)	$(21.1)

Items Relating to Legacy Activities:
Pension charges (1)	0.6	0.5
Costs relating to former operations (2)	-	0.0
Litigation Settlement	-	1.4

Items outside the normal course of business:
Costs of group restructure (3)	3.3	1.5
Acquisition and integration related transaction expenses (4)	6.7	0.3
Italian tax related costs relating to prior years	0.4	0.9

Stock-based compensation expense	9.0	5.8
Impairment expense	-	7.7
Depreciation and amortization	42.0	41.9
Total other expense, net	23.9	15.6
Income tax	0.1	0.2
Adjusted EBITDA	$49.0	$54.7
Adjusted EBITDA	£38.2	£41.0
Exchange Rate - $ to £ (5)	1.28	1.33

Notes to table:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Central Functions.

(2)	“Litigation Settlement” refers to settlement of an employment related litigation with the former general counsel of Hydra Industries Acquisition Corp.

(3)	“Costs of group restructure” include redundancy costs, Payments In Lieu of Notice costs, any associated employer taxes and costs associated with onerous property leases. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs. These costs were primarily incurred in connection with the property consolidation.

(4)	Acquisition and integration related transaction expenses, Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(5)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Reconciliation to Adjusted Revenue

	For the Twelve-Month Period ended
	Audited	Unaudited
	Dec 31,	Dec 31,
(In millions)	2019	2018

Net revenues	$153.4	$140.7
Less Nil Margin Sales	-	(4.0)
Adjusted Revenue	$153.4	$136.7

Adjusted Revenue	£119.7	£102.3

Exchange Rate - $ to £	$1.28	$1.34

We believe that accounting for nil margin hardware sales in conformance with U.S. GAAP can result in a distorted presentation of our revenue and growth. Therefore, we use Revenue Excluding Nil Margin Sales, or Adjusted Revenue, to internally analyze our operating performance.

Liquidity and Capital Resources

Year ended December 31, 2019 compared to Year ended December 31, 2018

	Year Ended		Variance
	Dec 31,	Dec 31,
(in millions)	2019	2018	2019 to 2018
Net loss	$(37.0)	$(21.2)	$(15.8)
Non-cash interest expense including amortization of fees	9.0	5.4	3.6
Change in fair value of derivative and earnout liabilities and stock-based compensation expense	8.3	5.1	3.2
Impairment expense	-	7.7	(7.7)
Foreign currency translation on senior bank debt and cross currency swaps	(1.3)	(2.7)	1.4
Depreciation and amortization (incl RoU assets)	43.0	41.9	1.1
Other net cash generated/(utilized) by operating activities	8.7	(0.9)	9.6
Net cash provided by operating activities	30.7	35.2	(4.5)

Net cash used in investing activites	(133.4)	(42.8)	(90.6)
Net cash generated by financing activities	113.5	12.4	101.1
Effect of exchange rates on cash	2.3	0.1	2.2
Net increase in cash and cash equivalents	$13.1	$5.0	$8.1

Net cash provided by operating activities. In the year, net cash inflow provided by operating activities was $30.7 million, compared to $35.2 million inflow in the prior year, representing a $4.5 million decrease in cash generation.

Non-cash interest expense increased by $3.6 million to $9.0 million. The current period’s non-cash interest expense related to amortization of debt fees incurred in relation to the business refinancing in August 2018 and in October 2019 with the subsequent extinguishment of all unamortized fees from August 2018 following the October 2019 refinancing. The prior year’s expense related to PIK interest charged on the debt held prior to the refinancing in August 2018 with amortization of debt fees only from the point of the business refinancing in August 2018.

Change in fair value of derivative and earnout liabilities and stock-based compensation expense increased by $3.2 million, from an inflow of $5.1 million to an inflow of $8.3 million. Movements in the market value of the stock price resulted in an $8.0 million higher earnout inflow in the current period, a $3.2 million higher inflow relating to stock-based compensation expense and a $1.6 million higher inflow relating to derivative liabilities. These were offset by a $9.5 million higher outflow relating to cross currency swaps.

Foreign currency translation on our senior bank debt and cross currency swaps following the refinancing on October 1, 2019 resulted in a loss in the year of $1.3 million as a result of the movement in exchange rates during the current period, compared to a loss of $2.7 million in the prior year.

Depreciation, amortization and impairment increased by $1.1 million to a charge of $43.0 million due to a $1.0 million amortization charge on operating lease liabilities with small increases in machine and intangible asset charges largely offset by lower amortization on development costs and licenses. The operating lease liability amortization relates to the application of ASC842 and was not applied to the prior year.

Other net cash generated by operating activities increased by $9.6 million, to a $8.7 million inflow. The strong performance compared to the prior year was driven by several factors. Lower capital spending, partly as a result of the Triennial Implementation and favorable timing of supplier payments improved cash inflow by $6.6 million whilst lower inventory levels contributed $3.3 million. Improved collection of accounts receivable in the current year benefitted cash inflow by $3.8 million along with favorable movements in accruals of $8.3m (including timing on the debt interest payments of $6.1 million). This was partly offset by an expected reversal of the deferred revenue creditor $12.7 million with the prior year benefitting from the build and roll out of the second phase of Greece machines.

Included within net cash provided by operating activities were $6.1 million of payments relating to the transaction expenses and $3.3 million of payments relating to restructuring costs. This compares to $0.7 million of payments relating to transaction expenses in the prior year.

Net cash used in investing activities. Net cash used in investing activities increased by $90.6 million to $133.4 million. The increase was due to the acquisition of NTG in October 2019 for $105.9 million including cash acquired, which was offset by a $14.8 million reduction in the level of spend on property and equipment versus the prior year, which included the Greece roll out and Flex 4k terminal build.

Net cash generated by financing activities. Net cash generated by financing activities was $113.5 million in 2019, compared to $12.4 million in the prior year. The refinancing in the current year produced an inflow of $255.3 million after associated debt fees with repayment of the previous debt of $144.2 million. Movements in the level of revolver drawn resulted in a $2.8 million inflow and a finance lease payment resulted in a $0.4 million outflow. The prior year refinancing generated an inflow of $135.0 million after associated debt fees with a $109.3 million repayment of the previous debt. Revolver repayments led to a $12.8 million outflow with finance leases being a $0.5 million outflow.

Funding Needs and Sources

As of December 31, 2019, the Company’s cash on hand was $29.1 million and the Company had working capital of $15.7 million. As of December 31, 2019, $5.0 million of our cash on hand had arisen from our operations in Greece and was being held in local accounts. In the ordinary course of business, we seek, from time to time, to transfer funds earned in Greece to our accounts outside of Greece. However, Greece imposes capital controls that can delay or prevent the flow of capital out of the country. The Company recorded net losses of $37.0 million, $4.7 million and $20.6 million for the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2019, respectively. Net losses include non-cash stock-based compensation of $9.0 million, $1.6 million and $7.4 million for the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2019, respectively. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Working capital of $15.7 million includes a non-cash settled item of $10.1 million of deferred income. Management currently believes that, absent any long term COVID-19 impact, the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through March 2021.

The outbreak of COVID-19 adds uncertainty that may ultimately impact on the Company’s ability to meet its covenant compliance and its ability to carry on as a going concern. Management believes that the going concern basis of preparation remains appropriate given the mitigating effect of liquidity preservation actions taken in light of the current COVID-19 control measures which are in place.

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of December 31, 2019, we had liquidity of $29.1 million in cash and cash equivalents, plus a further $23.8 million of an undrawn revolver facility. This compares to $16.0 million of cash and cash equivalents plus a further $9.3 million of an undrawn revolver facility at the end of the prior year. We had a working capital inflow of $8.7 million in 2019, compared to a $0.9 million outflow in the prior period. The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization. In periods with minimal machine volumes and capital spend, our working capital is more stable. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are higher than typical and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Significant amounts of our cash flows from operations arise from our operations in Greece. As of December 31, 2019, $5.0 million of our $29.1 million of cash and cash equivalents had arisen in Greece and was being held in our Greek bank accounts. In the ordinary course of business, we seek from time to time to transfer funds earned in Greece to accounts of ours outside Greece. However, up until September 1, 2019, Greece imposed capital controls that sometimes complicated, delayed or prevented the flow of capital out of that country. Historically, we have always been able to complete such transfers. Since September 1, 2019, capital controls are no longer in place.

The Company has undertaken a review of its operations in order to enable it to reduce its global costs and to more effectively align its resources with its business priorities. In connection with this review, the Company is in the process of consolidating and relocating certain of its operations in the UK and has implemented, and expects to continue to implement, a related reduction in headcount. These changes continue the Company’s prior cost control efforts. Office consolidation expenses are expected to amount to approximately $8.7 million in total, as we expect to incur approximately $3.0 million of capital investment for the new office, and approximately $5.7 million of one-time costs to exit offices. These figures include costs relating to staff redundancy, relocation allowances, travel supplements, dual running costs, recruitment fees of replacement hires and dilapidating old facilities. We expect the majority of these costs to be incurred by the end of the first quarter next year.

Long Term and Other Debt

(In millions)	December 31, 2019		December 31, 2018
Cash held	£22.0	$29.1	£12.5	$16.0
Revolver drawn	(2.0)	(2.6)	-	-
Original principal senior debt	(216.5)	(286.0)	(109.6)	(140.0)
Cash interest accrued	(4.2)	(5.5)	-	-
Finance lease creditors	(0.1)	(0.1)	(0.3)	(0.4)
Total	£(200.8)	$(265.2)	£(97.5)	$(124.5)

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

In connection with the refinancing on October 1, 2019, the existing three-year, fixed-rate, cross-currency swaps were terminated and the remaining capitalized debt fees totaling $7.3 million expensed. Debt fees of approximately $16.1 million were incurred and capitalized as part of the refinancing as relating to the costs incurred in obtaining the new term loan facilities. These fees will be amortized over the length of the new term loans.

The Company’s previous debt which had been in place since the refinancing in August 2018 provided the business with debt facilities of senior notes of $140.0 million and a revolving credit facility of £7.5 million (equivalent to approximately $9.9 million). The senior notes had a 5-year duration, carrying a cash interest rate of 9% plus 3-month LIBOR, and the revolving credit facility had a 3-year duration carrying a cash interest rate on any utilization at 4% plus 3-month LIBOR. Any unutilized amount carried a 1.4% cash interest cost. In connection with this refinancing, the Company entered into a three-year, fixed-rate, cross-currency swap. All the Company’s previous debt and cross-currency swaps were terminated and repaid on October 1, 2019 when the new debt was put in place. For further information regarding the new external borrowings and the swap, see Note 12 to the Consolidated Financial Statements, “Long Term and Other Debt”.

As of December 31, 2019, the Company had bank facilities of £160.0 million and €90.0 million (equivalent to approximately $312.4 million), consisting of senior term loan facilities of £140.0 million and €90.0 million (equivalent to $184.9 million and $101.1 million respectively) and a revolving credit facility of £20.0 million (equivalent to approximately $26.4 million). As of December 31, 2019, the £140.0 million term loan facility had a cash interest rate on outstanding borrowings equal to the base rate margin of 7.25% per annum, plus 3-month LIBOR which at December 31, 2019 was the equivalent of 8.08% per annum. The €90.0 million term loan facility had a cash interest rate on outstanding borrowings equal to the base rate margin of 6.75% per annum, plus 3-month EUROLIBOR which at December 31, 2019 was the equivalent of 6.75% per annum. Both term loan facilities are scheduled to mature on October 1, 2024.

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

As of December 31, 2019, the Company had aggregate borrowings under the revolving credit facility of £2.0 million (equivalent to $2.6 million). As of December 31, 2019, the revolving credit facility imposed a cash interest rate on outstanding borrowings equal to the base rate margin of 5.50% per annum, plus LIBOR, and the current rate at which cash interest accrued was 6.21% per annum. In addition, a commitment fee was payable with respect to unutilized borrowing capacity at a rate of 1.65% per annum. The revolving credit facility is scheduled to mature on September 1, 2024.

As of December 31, 2018, the Company had no aggregate borrowings under the revolving credit facility, which at this date carried a cash interest rate on any utilization at 4% plus 3-month LIBOR, with any unutilized amount carrying a 1.4% cash interest cost. This facility was terminated at the time of the refinancing on October 1, 2019.

In addition to the revolving credit facility borrowings described above, as of December 31, 2018 further amounts under the facility have been used for the Company’s VAT Duty Deferment guarantee and the Company’s credit card program. The amount used as of December 31, 2018 was $0.2 million. There was no use of the facility at December 31, 2019 for the Company’s VAT Duty Deferment guarantee or credit card program.

Debt issuance fees were capitalized at the time the debt was issued. As of December 31, 2019, the amount of debt issuance fees capitalized was $16.3 million, including $12.2 million of original issue discount and $2.3 million of structuring fees with the remainder being professional fees incurred from the refinancing. Of the total debt issuance fees capitalized, $0.8 million had been charged by December 31, 2019.

Debt Covenants

Under our debt facilities in place as of December 31, 2019 we are subject to covenant testing at quarterly intervals. The covenant testing is set at the level of Inspired Entertainment Inc., the ultimate holding company, and consists of a test on Leverage (Consolidated Total Net Debt/Consolidated Pro Forma EBITDA) and a test on the level of capital expenditure. These are measured under U.S. GAAP. Leverage is tested at quarterly intervals commencing on the period ending June 30, 2020 and capital expenditure is tested annually commencing on December 31, 2019.

Under our debt facilities in place as of December 31, 2018, we were subject to covenant testing at quarterly intervals. The covenant testing is set at the level of Inspired Entertainment Inc., the ultimate holding company, and consists of a test on Leverage (Consolidated Total Debt/Consolidated Adjusted EBITDA) and a test of the Fixed Charge Coverage Ratio (Net Cash Provided by Operating Activities/Calculation of Consolidated Fixed Charges). These are measured under U.S. GAAP. In addition to the quarterly tests, there was the requirement that the minimum liquidity not be less than $5.0 million. With the refinancing of the Company on October 1, 2019, these tests were replaced by a revised set of covenant tests and for the period ending 30 September, 2019 these tests were not required to be performed.

There were no breaches of the debt covenants in the periods ended December 31, 2019 and December 31, 2018.

Liens and Encumbrances

As of December 31, 2019, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Contractual Obligations

As of December 31, 2019, our contractual obligations were as follows:

Contractual Obligations (in millions)	Total	Less than 1 yr	1-3 years	3-5 years	More than 5 yrs
Operating activities
Interest on long term debt	$110.3	$22.0	$44.2	$44.2	$-

Financing activities
Revolver repayment	2.7	2.7	-	-	-
Senior bank debt - principal repayment	286.0	-	-	286.0	-
Finance lease payments	0.1	0.1	-	-	-
Operating lease payments	8.9	3.6	3.5	1.7	-
Interest on non-utilisation fees	2.2	0.5	0.9	0.8	-
Total	$410.1	$28.9	$48.6	$332.6	$-

Recent US Tax Law Changes

In light of the recent US tax reforms and specifically those around GILTI (Global Intangible Low Taxed Income), we may be required to pay additional US corporate income tax beginning in the year ending December 31, 2021 due to the location of assets and tax losses brought forward in the UK.

Off-Balance Sheet Arrangements

As of December 31, 2019, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

Three Months ended December 31, 2018 compared to Three Months ended December 31, 2017

	For the Three-Month Period ended
	Unaudited	Unaudited			Functional	Variance
(In thousands)	Dec 31, 2018	Dec 31, 2017	Variance 2018 vs 2017		Currency at Constant rate	Functional Currency	Currency Movement

Revenue:
Service	$30,046	$30,367	($321)	(1.1%)	$1,028	3.4%	($1,348)
Hardware	686	1,020	(334)	(32.8%)	(294)	(28.8%)	(41)
Total revenue	30,732	31,387	(655)	(2.1%)	734	2.3%	(1,389)
Cost of sales, excluding depreciation and amortization:
Cost of service	(5,977)	(5,196)	(780)	15.0%	(1,050)	20.2%	270
Cost of hardware	(593)	(906)	313	(34.5%)	277	(30.7%)	35
Selling, general and administrative expenses	(15,267)	(16,374)	1,107	(6.8%)	431	(2.6%)	676
Stock-based compensation	(1,615)	(3,198)	1,583	(49.5%)	1,504	(47.1%)	80
Acquisition related transaction expenses	(74)	(574)	500	(87.1%)	493	(86.3%)	6
Depreciation and amortization	(9,589)	(9,560)	(30)	0.3%	(448)	4.7%	418
Net operating Income (Loss)	(2,383)	(4,421)	2,038	46.1%	1,941	(43.8%)	97
Other income (expense)
Interest income	32	38	(6)	(15.7%)	(4)	(11.5%)	(2)
Interest expense	(4,111)	(4,906)	796	(16.2%)	705	(14.4%)	90
Change in fair value of earnout liability	1,668	4,657	(2,990)	(64.2%)	(2,921)	(62.5%)	(69)
Change in fair value of derivative liability	852	319	533	167.3%	584	182.9%	(51)
Other finance income (costs)	(731)	191	(922)	(482.9%)	(971)	(507.9%)	48
Total other income (expense), net	(2,290)	299	(2,589)	865.6%	(2,607)	(838.1%)	18
Net loss from continuing operations before income taxes	(4,673)	(4,122)	(551)	13.4%	(666)	16.2%	115
Income tax expense	(56)	(33)	(23)	69.2%	(26)	79.3%	3
Net loss	($4,729)	($4,155)	($574)	(13.8%)	($692)	16.7%	$118

Exchange Rate - $ to £	1.29	1.34

Effective Tax Rate	1.2%	0.8%

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

On a functional currency at constant rate basis SBG service revenue increased by $1.0 million, or 4.5% on a functional currency basis, due to growth in the Italian sector of $0.9 million. In addition, growth in Greece drove revenue increases of $0.6 million, due to the continued rollout into the Greek sector which drove additional participation revenue of $1.2 million and other recurring revenue of $0.6 million. This was partly offset by a $1.2 million reduction in software license sales compared to the prior period.

The decrease in hardware revenue was driven by lower hardware sales in the UK sector of $0.3 million.

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

On a functional currency at constant rate basis cost of hardware decreased by $0.3 million, or 30.7% on a functional currency basis, due to lower hardware sales in the UK sector.

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

On a functional currency at constant rate basis, depreciation and amortization increased by $0.4 million, or 4.7% on a functional currency basis. This increase was driven by additional amortization in connection with new platforms and games going live on SBG of $0.4 million. The additional machine depreciation was driven by the continued terminal rollout in the Greek sector of $0.9 million, partly offset by lower depreciation in the UK ($0.6 million) and Italy ($0.1 million) due to machines being fully depreciated.

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

Three Months ended December 31, 2018 compared to Three Months ended December 31, 2017 –

Server Based Gaming Segment

SBG segment, Key Performance Indicators

	For the Three-Month Period ended
	Unaudited	Unaudited
	Dec 31,	Dec 31,	Variance
SBG	2018	2017	2018 vs 2017
End of period installed base (# of terminals)	34,578	29,985	4,593	15.3%
Average installed base (# of terminals)	33,811	29,310	4,500	15.4%
Customer Gross Win per unit per day (1)	£109.62	£115.92	(£6.30)	(5.4%)
Customer Net Win per unit per day (1)	£77.71	£82.93	(£5.21)	(6.3%)
Inspired Blended Participation Rate	6.2%	6.1%	0.1%

(1) Includes all SBG terminals in which the company takes a participation revenue share across all territories

SBG segment, key events that affected results for the Three Months ended December 31, 2018

Our SBG rollout into the Greek sector continued during the period with a further 1,300 being deployed on site and live. The total installed base of our contracted 8,360 terminals in Greece is now over 6,800 as of December 31, 2018. The performance of our Greek terminals continues to be strong against our competitors.

In Italy, customer Gross Win per unit per day (in EUR) increased by 16.9% across all customers compared to the same period last year due to new content releases. This was partly offset by a tax that reduced Net Win per unit per day growth to 14.6%.

During the period, an additional 125 Self Service Betting Terminals (“SSBTs”) were sold and deployed in the UK sector. In addition to the hardware sale margin these terminals also generate an ongoing recurring service fee.

In the UK Casino sector, we secured an agreement for the sale of 158 “Flex” B3 terminals to a major customer.

In the UK Electronic Table Games (ETG) sector, we secured an agreement for the sale of 108 “Sabre Hydra” terminals to a major Casino customer.

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

SBG segment, key events that affected results for the Three Months ended December 31, 2017

Our SBG rollout into the Greek sector continued during this period, with approximately 3,400 terminals installed as of December 31, 2017.

During the period, we launched our new SBG cabinet the “Flex 4K” with trials in two of our major UK LBO customers and contracted for the hardware sale of a further 600 Flex 4K terminals to our second largest UK LBO customer.

In addition to the comparable period in 2016, 223 SSBTs were sold and deployed in the UK sector. These provide recurring service revenue.

SBG Segment, Three Months ended December 31, 2018 compared to Three Months ended December 31, 2017

Server Based Gaming	For the Three-Month Period ended					Variance
	Unaudited	Unaudited
(In thousands)	Dec 31, 2018	Dec 31, 2017	Variance 2018 vs 2017		Functional Currency at Constant rate	Functional Currency	Currency Movement
Revenue:
Service	$21,816	$21,808.6	$8	0.0%	$984	4.5%	($976)
Hardware	686	1,020	(334)	(32.8%)	(294)	(28.8%)	(41)
Total revenue	22,502	22,829	(327)	(1.4%)	690	3.0%	(1,017)

Cost of sales, excluding depreciation and amortization:
Cost of service	(4,900)	(4,053)	(847)	20.9%	(1,067)	26.3%	220
Cost of hardware	(593)	(906)	313	(34.5%)	277	(30.7%)	35
Total cost of sales	(5,493)	(4,959)	(534)	10.8%	(789)	15.9%	255

Selling, general and administrative expenses	(6,913)	(8,147)	1,234	(15.1%)	936	(11.5%)	298

Stock-based compensation	(113)	(65)	(48)	73.8%	(53)	82.0%	5

Depreciation and amortization	(7,784)	(7,607)	(177)	2.3%	(529)	7.0%	352

Net operating profit	$2,199	$2,051	$148	7.2%	$254	12.4%	($107)

Exchange Rate - $ to £	1.29	1.34

SBG segment revenue. In the period revenue decreased by $0.3 million, to $22.5 million, on a reported basis. This decrease was due to adverse currency movements of $1.0 million. On a functional currency at constant rate basis, SBG revenue increased by $0.7 million, or 3.0% on a functional currency basis.

Service revenue remained consistent, on a reported basis. This is due to adverse currency movements of $1.0 million. On a functional currency at constant rate basis, SBG service revenue increased by $1.0 million, or 4.5% on a functional currency basis, to $21.8 million. This was due to an increase in the Italian sector of $0.9 million due to the growth in both Gross and Net Wins and the Greek sector of $0.6 million, driven by the continued rollout in Greece. This was partly offset by a decrease in service revenue in UK LBO of $0.4 million primarily due to the expiry of a customer service contract.

The continued rollout into the Greek sector drove additional participation revenue of $1.2 million and other recurring revenue of $0.6 million. This was partly offset by a $1.2 million reduction in software license sales compared to the prior period.

During the period there was a small reduction in UK LBO Customer Gross Win per unit per day due to the rollout of 1,200 additional terminals. These machines were placed into lower performing sites, therefore reducing the average Customer Gross Win per unit per day but driving additional revenue.

Hardware revenue decreased by $0.3 million to $0.7 million, on a reported basis. On a functional currency at constant rate basis, SBG hardware revenue decreased by $0.3 million, principally due to lower SSBTs terminal sales in the UK sector of $0.3 million.

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

Depreciation and amortization increased by $0.2 million to $7.8 million on a reported basis. Of this amount, $0.4 million arose due to favorable currency movements. On a functional currency at constant rate basis, the increase was $0.5 million, driven by $0.3 million from additional amortization and $0.1 million of additional machine and machine related depreciation. The additional amortization was driven by new projects going live in the UK and Greek sectors. The additional machine and machine related depreciation was driven by the continued terminal rollout in the Greek sector of $0.9 million, partly offset by lower depreciation in the UK ($0.6 million) and Italy ($0.1 million) due to machines being fully depreciated.

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

SBG segment, Recurring Revenue

Set forth below is a breakdown of our SBG recurring revenue. SBG recurring revenue consists principally of SBG participation revenue.

	For the Three-Month Period ended
	Unaudited Dec 31,	Unaudited Dec 31,	Variance 2018 vs 2017
SBG Recurring Revenue	2018	2017		%
Total SBG Revenue	£17,504	£16,991	£514	3.0%

SBG Participation Revenue (£’000)	£15,055	£13,614	£1,441	10.6%
SBG Other Fixed Fee Recurring Revenue (£’000)	£239	£253	(£14)	(5.4%)
Total SBG Recurring Revenue (£’000)	£15,295	£13,867	£1,427	10.3%
SBG Recurring Revenue as a Percentage of Total SBG Revenue	87.4%	81.6%	5.8%

SBG segment, Service Revenue by Region

Set forth below is a breakdown of our SBG service revenue by geographic region. SBG service revenue consists principally of SBG participation revenue.

Server Based Gaming Service Revenue by Region	For the Three-Month Period ended
	Unaudited Dec 31,	Unaudited Dec 31,	Variance			Variance
(In thousands)	2018	2017	2018 vs 2017		Functional Currency at Constant rate	Functional Currency	Currency Movement
Service Revenue:
UK LBO	$13,630	$14,281	($651)	(4.6%)	($57)	(0.4%)	($594)
UK Other	1,254	$1,719	(465)	(27.0%)	(408)	(23.7%)	(57)
Italy	2,911	$2,108	803	38.1%	937	44.4%	(134)
Greece	3,834	$3,432	402	11.7%	585	17.1%	(183)
Rest of the World	187	$268	(81)	(30.4%)	(73)	(27.3%)	(8)
Total service revenue	$21,816	$21,809	$8	0.0%	$984	4.5%	($976)

Exchange Rate - $ to £	1.29	1.34

Virtual Sports Segment, Three Months ended December 31, 2018 compared to Three Months ended December 31, 2017

Virtual Sports segment, Key Performance Indicators

	For the Three-Month Period ended
Virtuals	Unaudited Dec 31,	Unaudited Dec 31,	Variance 2018 vs 2017
	2018	2017		%
No. of Live Customers at the end of the period	100	86	14	16.3%
Average No. of Live Customers	96	83	13	15.7%
Total Revenue (£’000)	£6,404	£6,371	£33	0.5%
Total Revenue £’000 - Retail	£3,831	£3,812	£19	0.5%
Total Revenue £’000 - Scheduled Online Virtuals	£2,109	£1,887	£222	11.7%
Total Revenue £’000 - Interactive	£464	£672	(£208)	(30.9%)
Average Revenue Per Customer per day (£)	£725	£834	(£109)	(13.1%)

	For the Three-Month Period ended
	Unaudited Dec 31,	Unaudited Dec 31,	Variance 2018 vs 2017
Virtual Sports Recurring Revenue	2018	2017
Total Virtual Sports Revenue (£'000)	£6,404	£6,371	£33	0.5%

Recurring Revenue (£'000) - Retail and Scheduled Online Virtuals	£5,358	£4,976	£382	7.7%
Recurring Revenue (£'000) - Interactive	£524	£572	(£48)	(8.3%)
Total Virtual Sports Recurring Revenue (£'000)	£5,883	£5,548	£334	6.0%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	91.9%	87.1%	4.8%

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

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Loss, to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA

	For the Three-Month Period ended
(In thousands)	Unaudited Dec 31, 2018	Unaudited Dec 31, 2017

Net loss	($4,729)	($4,155)

Items Relating to Legacy Activities:
Pension charges	88	140
Costs relating to former operations	7	5

Items outside the normal course of business:
Costs of group restructure	605	780
Transaction fees	74	574
Italian tax related costs relating to prior year	875	-

Stock-based compensation expense	1,615	3,198

Depreciation and amortization	9,589	9,560
Total other expense, net	2,290	(299)
Income tax	56	33
Adjusted EBITDA	$10,470	$9,836

Adjusted EBITDA	£8,155	£7,325

Exchange Rate - $ to £	1.28	1.34

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

Reconciliation to Adjusted Revenue

	For the Three-Month Period ended
(In thousands)	Unaudited Dec 31, 2018	Unaudited Dec 31, 2017

Net revenues	$30,732	$31,387
Less Nil Margin Sales	-	-
Adjusted Revenue	$30,732	$31,387

Adjusted Revenue	£23,908	£23,374

Exchange Rate - $ to £	$1.29	$1.34

We believe that accounting for nil margin hardware sales in conformance with U.S. GAAP can result in a distorted presentation of our revenue and growth. Therefore, we use Revenue Excluding Nil Margin Sales, or Adjusted Revenue, to internally analyze our operating performance. A reconciliation from revenue, as shown in our Consolidated Statements of Operations and Comprehensive Loss included elsewhere in this report, to Adjusted Revenue is shown above.

Liquidity and Capital Resources

Three Months ended December 31, 2018 compared to Three Months ended December 31, 2017

	Period Ended		Variance
(in thousands)	Dec 31, 2018	Dec 31, 2017	2018 to 2017

Net loss	($4,729)	($4,155)	($574)
Non-cash interest expense including amortization of fees	522	1,924	(1,402)
Change in fair value of derivative and earnout liabilities and	(905)	(2,086)	1,181
stock-based compensation expense
Foreign currency translation on senior bank debt and cross currency swaps	673	0	673
Depreciation and amortization	9,589	9,560	29
Other net cash utilized by operating activities	(4,254)	(5,352)	1,098
Net cash provided by operating activities	896	(109)	1,005

Net cash used in investing activities	(6,631)	(6,813)	182
Net cash used in financing activities	(578)	(1,810)	1,232
Effect of exchange rates on cash	(150)	(307)	157
Net (decrease)/increase in cash and cash equivalents	($6,463)	($9,039)	$2,576

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

Depreciation, amortization and impairment remained constant at $9.6 million.

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

 Long Term and Other Debt

(In thousands)	December 31, 2018		December 31, 2017
Cash held	£12,521	$15,988	£8,139	$10,989
Revolver drawn	-	-	(10,000)	(13,502)
Original principal senior debt	(109,641)	(140,000)	(72,500)	(97,890)
Compounded PIK interest	-	-	(9,193)	(12,412)
PIK interest accrued	-	-	(486)	(656)
Cash interest accrued	(39)	(50)	(636)	(859)
Finance lease creditors	(338)	(432)	(712)	(962)
Total	(£97,497)	($124,493)	(£85,388)	($115,292)

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

Interest Rate Risk

We have external borrowings that are subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2019, we had £140.0 million ($184.9 million) and €90.0 million ($101.1 million) of senior bank debt that is subject to a floating interest rate charge that can vary with the 3-month LIBOR and the 3-month EUROLIBOR rates. If the floating interest rates increased by 1%, the additional interest charge would be approximately $1.8 million. If the floating interest rates increased by 5%, the additional interest charge would be approximately $8.8 million.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net liabilities total approximately $86.3 million and our US Dollar functional currency net assets total approximately $0.3 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2019 would result in translation adjustments of approximately $7.7 million and $0.0 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained earnings earned in Euros and in US Dollars in the period ended December 31, 2019 were €0.5 million and $17.5 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2019 would result in translation adjustments of approximately $0.1 million and $1.6 million, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results by approximately $1.8 million and would result in translation adjustments of approximately $3.9 million, recorded in other comprehensive loss.

For further information regarding the new external borrowings, see Note 12 to the Consolidated Financial Statements, “Long Term and Other Debt”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA.

Our financial statements are set forth below following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Executive Chairman and our Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As a result of the deficiencies noted below that, in the aggregate led to a material weakness in our internal control over financial reporting disclosed below, which management believes arose as a result of several unusual events including but not limited to the present COVID-19 outbreak, our Certifying Officers have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2019.

Notwithstanding the identified material weakness and management’s assessment that our internal control over financial reporting was not effective as of December 31, 2019, management believes that the consolidated financial statements and related disclosures included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this evaluation, management identified the following deficiencies in internal control over financial reporting as described below.

In connection with the audit of our consolidated financial statements and related disclosures as of and for the year ended December 31, 2019, we identified certain misstatements in our draft year-end footnote disclosures provided to them which were not individually material but which in aggregate led to a material weakness in our internal control over financial reporting. All significant identified errors have been corrected. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weakness did not result in any identified misstatements to the current financial statements or footnote disclosures and there were no changes to previously released financial statements or footnote disclosures apart from two immaterial account reclassifications, one on the balance sheet and one on the statement of cash flows. Management has concluded that the misstatements in our footnote disclosures were the result of several unusual events occurring during the fourth quarter 2019 and/or during the related accounting closing and reporting period leading up to our Annual Report on Form 10-K including office closures due to the COVID-19 outbreak, a significant acquisition, first time adoption of accounting standards and which, in the aggregate, contributed to a breakdown in related controls over footnote disclosure review. As a result of the material weakness, management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

As a non-accelerated filer, the Company is not required to include in this report a report on the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

Remediation of Material Weakness

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. Prospectively and in particular while the current remote working conditions associated with the COVID-19 outbreak remain in effect, Management intends to ensure that all reviews are fully completed prior to issuing the draft financial statements to our external auditors (or where possible make it clear this is the case) . Management will also add an additional third-party external review of the financial statements to the process prior to submission moving forward. At this time, we cannot provide assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, we continue to evaluate and work to improve our internal control over financial reporting related to the identified deficiencies that led, in aggregate, to a material weakness, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

Changes in Internal Control Over Financial Reporting

Except for the changes noted above regarding the material weakness and the implementation of internal controls over lease accounting and revenue recognition related to our implementation of ASU No. 2016-02, Leases (Topic 842) and ASC 606, Revenue Recognition, respectively, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On March 26, 2020, Lorne Weil, our Executive Chairman, voluntarily withdrew his Employment Agreement, dated January 31, 2020, from consideration at our upcoming annual meeting of stockholders. Mr. Weil remains employed under his original employment agreement, dated January 16, 2017, as amended.

In addition, the Office of the Executive Chairman have consented to temporary reductions in base pay calculated on a percentage basis on each of the tiered stacks of the executive’s salary ranging from 0% for the portion under £25,000 to 33.3% for the over £300,000 portion, as follows:

•	Lorne Weil (Executive Chairman): 25%
•	Brooks Pierce (President and Chief Operating Officer): 21%
•	Daniel Silvers (Executive Vice President and Chief Strategy Officer): 17.22%
•	Stewart Baker (Executive Vice President and Chief Financial Officer): 17%
•	Carys Damon (General Counsel): 17%

Letters for Messrs. Weil, Pierce, Silvers and Baker and Ms. Damon are attached as exhibits hereto, temporarily modifying their written contracts. The Company continues to explore additional cost saving measures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2020, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2020, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2020, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2020, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2020, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. The required consolidated financial statements and notes thereto are presented starting on page F-1 of this report.

(2)	Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the consolidated financial statements and notes thereto presented starting on page F-1 of this report.

(b)	Exhibits listed on page 77.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Inspired Entertainment, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inspired Entertainment, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and September 30, 2018 , the related consolidated statements of operations and comprehensive (loss) income, stockholders’ deficit and cash flows for the year ended December 31, 2019, for the three months ended December 31, 2018 and for the year ended September 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and September 30, 2018, and the results of its operations and its cash flows for the year ended December 31, 2019, for the three months ended December 31, 2018 and for the year ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standards- ASU No. 2016-02

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019 using the modified retrospective approach.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2016

Melville, NY

March 30, 2020

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31, 2019	September 30, 2018
Assets
Cash	$29.1	$22.5
Accounts receivable, net	24.2	14.3
Inventory, net	18.8	5.2
Fair value of hedging instrument	—	0.8
Prepaid expenses and other current assets	23.2	15.8
Total current assets	95.3	58.6

Property and equipment, net	79.3	45.7
Software development costs, net	46.9	40.0
Other acquired intangible assets subject to amortization, net	9.9	5.7
Goodwill	80.9	45.8
Right of use asset	9.4	—
Investment	0.6	—
Other assets	5.1	12.1
Total assets	$327.4	$207.9

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$22.2	$14.4
Accrued expenses	31.2	14.3
Earnout liability	—	8.0
Corporate tax and other current taxes payable	6.6	2.0
Deferred revenue, current	10.1	9.2
Operating lease liabilities	3.6	—
Other current liabilities	1.9	3.9
Current portion of long-term debt	2.6	—
Current portion of finance lease liabilities	0.1	0.5
Total current liabilities	78.3	52.3

Long-term debt	270.5	131.2
Finance lease liabilities, net of current portion	—	0.1
Deferred revenue, net of current portion	17.7	23.9
Derivative liability	—	7.8
Operating lease liabilities	5.2	—
Other long-term liabilities	5.2	5.1
Total liabilities	376.9	220.4

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Series A Junior Participating Preferred stock; $0.0001 par value; 1,000,000 shares authorized; 49,000 shares designated; no shares issued and outstanding at December 31, 2019 and September 30, 2018	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 22,230,768 shares and 20,860,591 shares issued and outstanding at December 31, 2019 and September 30, 2018, respectively	—	—
Additional paid in capital	346.6	328.5
Accumulated other comprehensive income	45.1	58.5
Accumulated deficit	(441.2)	(399.5)
Total stockholders’ deficit	(49.5)	(12.5)
Total liabilities and stockholders’ deficit	$327.4	$207.9

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in millions, except share and per share data)

	Year Ended December 31, 2019	Three Months Ended December 31, 2018	Year Ended September 30, 2018
Revenue:
Service	$134.9	$30.0	$130.9
Hardware	18.5	0.7	10.5
Total revenue	153.4	30.7	141.4

Cost of sales, excluding depreciation and amortization:
Cost of service	(23.5)	(6.0)	(22.6)
Cost of hardware	(12.6)	(0.6)	(8.2)
Selling, general and administrative expenses	(72.6)	(15.3)	(60.1)
Stock-based compensation expense	(9.0)	(1.6)	(7.4)
Impairment expense	—	—	(7.7)
Acquisition and integration related transaction expenses	(6.7)	(0.1)	(0.9)
Depreciation and amortization	(42.0)	(9.5)	(41.8)
Net operating loss	(13.0)	(2.4)	(7.3)

Other (expense) income
Interest income	0.1	—	0.2
Interest expense	(27.8)	(4.1)	(20.6)
Change in fair value of earnout liability	(2.3)	1.7	8.7
Change in fair value of derivative liability	3.0	0.8	(5.5)
Loss from equity method investee	(0.1)	—	—
Other finance income (expense)	3.2	(0.7)	4.1

Total other expense, net	(23.9)	(2.3)	(13.1)

Loss before income taxes	(36.9)	(4.7)	(20.4)
Income tax expense	(0.1)	—	(0.2)
Net loss	(37.0)	(4.7)	(20.6)

Other comprehensive (loss)/income:
Foreign currency translation (loss) gain	(2.4)	—	0.2
Change in fair value of hedging instrument	2.9	2.6	0.3
Reclassification of gain on hedging instrument to comprehensive income	(4.4)	(2.4)	(0.3)
Actuarial (losses) gains on pension plan	(6.9)	(2.8)	5.2
Other comprehensive (loss)/income	(10.8)	(2.6)	5.4

Comprehensive loss	$(47.8)	$(7.3)	$(15.2)

Net loss per common share – basic and diluted	$(1.69)	$(0.23)	$(0.99)

Weighted average number of shares outstanding during the period – basic and diluted	21,892,964	20,861,130	20,754,549

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in millions, except share data)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance at October 1, 2017	20,402,602	$—	$323.5	$53.1	$(378.9)	$(2.3)
Foreign currency translation adjustments	—	—	—	0.2	—	0.2
Actuarial gains on pension plan	—	—	—	5.2	—	5.2
Change in fair value of hedging instrument	—	—	—	0.3	—	0.3
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(0.3)	—	(0.3)
Shares issued on exercise of warrants	50	—	—	—	—	—
Shares of RSAs that vested and shares issued upon net settlement of RSUs	457,939	—	(1.1)	—	—	(1.1)
Reclassification of RSUs from derivative liability due to stockholder approval of equity plan	—	—	2.8	—	—	2.8
Stock-based compensation expense	—	—	4.8	—	—	4.8
Reclassification of RSUs to derivative liability due to modification	—	—	(1.5)	—	—	(1.5)
Net loss	—	—	—	—	(20.6)	(20.6)
Balance as of September 30, 2018	20,860,591	—	328.5	58.5	(399.5)	(12.5)
Actuarial losses on pension plan	—	—	—	(2.8)	—	(2.8)
Change in fair value of hedging instrument	—	—	—	2.6	—	2.6
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(2.4)	—	(2.4)
Shares issued upon net settlement of RSUs	9,806	—	—	—	—	—
Stock-based compensation expense	—	—	1.4	—	—	1.4
Net loss	—	—	—	—	(4.7)	(4.7)
Balance as of December 31, 2018	20,870,397	—	329.9	55.9	(404.2)	(18.4)
Foreign currency translation adjustments	—	—	—	(2.4)	—	(2.4)
Actuarial losses on pension plan	—	—	—	(6.9)	—	(6.9)
Change in fair value of hedging instrument	—	—	—	2.9	—	2.9
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(4.4)	—	(4.4)
Conversion of awards previously classified as derivatives	—	—	0.8	—	—	0.8
Shares issued in earnout	1,323,558	—	8.6	—	—	8.6
Shares issued upon net settlement of RSUs	36,813	—	(0.9)	—	—	(0.9)
Stock-based compensation expense	—	—	8.2	—	—	8.2
Net loss	—	—	—	—	(37.0)	(37.0)
Balance as of December 31, 2019	22,230,768	$—	$346.6	$45.1	$(441.2)	$(49.5)

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31, 2019	Three Months Ended December 31, 2018	Year Ended September 30, 2018
Cash flows from operating activities:
Net loss	$(37.0)	$(4.7)	$(20.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42.0	9.5	41.8
Amortization of right of use asset	1.0	—	—
Stock-based compensation expense	9.0	1.6	7.1
Change in fair value of derivative liability	(3.0)	(0.8)	5.5
Change in fair value of earnout liability	2.3	(1.7)	(8.7)
Impairment expense	—	—	7.7
Foreign currency translation on senior bank debt	0.8	2.9	(3.4)
Foreign currency translation on cross currency swaps	(3.6)	(2.2)	—
Non-cash interest expense relating to senior debt	9.0	0.5	6.8
Changes in assets and liabilities:
Accounts receivable	3.3	2.5	5.3
Inventory	2.0	—	(0.4)
Prepaid expenses and other assets	3.3	0.7	1.2
Corporate tax and other current taxes payable	(3.6)	(0.1)	(1.9)
Accounts payable	6.9	(3.6)	(4.1)
Deferred revenues and customer prepayment	(9.5)	(0.5)	6.5
Accrued expenses	7.2	(1.6)	(2.8)
Operating lease liabilities	(1.3)	—	—
Other long-term liabilities	1.9	(1.7)	(5.8)
Net cash provided by operating activities	30.7	0.8	34.2

Cash flows from investing activities:
Purchases of property and equipment	(10.5)	(3.2)	(24.8)
Cash paid for NTG Acquisition	(105.9)	—	—
Purchases of capital software	(17.0)	(3.4)	(18.1)
Net cash used in investing activities	(133.4)	(6.6)	(42.9)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	270.6	—	140.0
Proceeds from issuance of revolver	2.8	—	—
Repayments of revolver and long-term debt, including exit premium	(144.2)	—	(123.7)
Payment of financing costs	(15.2)	(0.5)	(4.6)
Repayments of capital leases	(0.5)	(0.1)	(0.5)
Net cash provided by (used in) financing activities	113.5	(0.6)	11.2

Effect of exchange rate changes on cash	2.3	(0.1)	—
Net increase (decrease) in cash	13.1	(6.5)	2.5
Cash, beginning of period	16.0	22.5	20.0
Cash, end of period	$29.1	$16.0	$22.5

Supplemental cash flow disclosures
Cash paid during the period for interest	$12.6	$4.1	$16.7
Cash paid during the period for income taxes	$—	$—	$—
Cash paid during the period for operating leases	$2.2	$—	$—

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital from net settlement of RSUs	$(0.9)	$—	$(1.1)
Lease liabilities arising from obtaining right of use assets	$(9.6)	$—	$—
Additional paid in capital reclassified to derivative liability	$—	$—	$(1.5)
Additional paid in capital reclassified from derivative liability	$—	$—	$2.8
Derivative liability reclassified to accrued expenses	$—	$—	$0.1
Senior debt exit premium	$—	$—	$4.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

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

The Company was incorporated in Delaware on May 30, 2014 under the name Hydra Industries Acquisition Corp. (“Hydra”) as a “blank check company” for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business transaction, one or more operating businesses. On December 23, 2016 (the “Closing Date”), the Company acquired Inspired Gaming Group (“Inspired”), pursuant to a share sale agreement dated as of July 13, 2016 (the “Sale Agreement”). The transaction was accounted for as a reverse merger where Inspired was the acquirer and Hydra was the acquired company. In connection with the acquisition, we changed our name from Hydra to Inspired Entertainment, Inc. We refer to the acquisition and the other transactions contemplated by the Sale Agreement, collectively, as the “Business Combination” or the “Merger.”

On October 1, 2019, the Company completed the acquisition of the Gaming Technology Group of Novomatic UK Ltd., a division of Novomatic Group, a leading international supplier of gaming equipment and solutions (the “NTG Acquisition”).

Management Liquidity Plans

As of December 31, 2019, the Company’s cash on hand was $29.1 million and the Company had working capital of $17.0 million. As of December 31, 2019, $5.0 million of our cash on hand had arisen from our operations in Greece and was being held in local accounts. In the ordinary course of business, we seek, from time to time, to transfer funds earned in Greece to our accounts outside of Greece. However, Greece imposes capital controls that can delay or prevent the flow of capital out of the country. The Company recorded net losses of $37.0 million, $4.7 million and $20.6 million for the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2019, respectively. Net losses include non-cash stock-based compensation of $9.0 million, $1.6 million and $7.4 million for the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2019, respectively. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Working capital of $15.7 million includes a non-cash settled item of $10.1 million of deferred income. Management currently believes that, absent any long term COVID-19 impact, the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through March 2021.

Our business is being and will continue to be adversely affected by the rapidly expanding nature of the coronavirus (COVID-19) pandemic. All venues offering land-based gaming, including our products, are closed for an indeterminate period of time in the jurisdictions in which we operate through governmental mandate. In addition, the extent of a significant economic impact from the pandemic may result in a decrease in the willingness or ability of consumers to engage in gambling activities. Land-based customers globally, and the United States, United Kingdom, Greece and Italy specifically, are impacted by the COVID-19 pandemic due to the closure of venues. There is also a possibility that player behavior may change following any resolution of the pandemic, including that consumers may spend less time or wager smaller amounts at gambling facilities. The pandemic is adversely affecting a broad range of our operations, including our ability to obtain and ship our products, our ability to continue to develop new products and services and the ability of our customers to pay outstanding amounts due to us. As a result of the significant reductions in revenue and other changes to our business, at least in the short term (which also affects other companies in our industry), we are working to protect our existing available liquidity by pro-actively managing capital expenditures and working capital as well as identifying both immediate and longer term opportunities for cost savings.

We expect, due to closures of land-based venues, that there could be a meaningful increase in our online revenues from slots and virtual sports but it is not possible to quantify any potential impact at this time. Prior to any COVID-19 impact, we would have expected this part of our business to account for approximately 10% of Company revenue during 2020.

As part of these efforts to preserve liquidity, the Company drew all remaining availability (£18.0 million ($23.8 million using rates prevailing at December 31, 2019)) under its £20 million ($26.4 million using rates prevailing at December 31, 2019) revolving credit facility on March 13, 2020.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

On September 24, 2018, the Board of Directors approved a change in the Company’s fiscal year end from September 30 to December 31 commencing with the year ending December 31, 2019. As such, our fiscal year 2018 comprised the twelve-month period ended September 30, 2018, the three-month period from October 1, 2018 to December 31, 2018 was a transitional period and our fiscal year 2019 comprised the twelve-month period ended December 31, 2019.

Principles of Consolidation

All monetary values set forth in these consolidated financial statements are in US Dollars (“USD”) unless otherwise stated herein. The accompanying consolidated financial statements include the results of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

Foreign Currency Translation

For most of our operations, the British pound (“GBP”) is our functional currency. Our reporting currency is the USD. We also have operations where the local currency is the functional currency, including our operations in mainland Europe and South America. Assets and liabilities of foreign operations are translated at period-end rates of exchange, equity is translated at historical rates of exchange and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficit. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expenses, interest income (expense) and other finance (costs) income in the consolidated statements of operations.

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

Under certain contracts, the timing of our invoices does not coincide with revenue recognized under the contract. We have unbilled accounts receivable which represent revenue recorded in excess of amounts invoiced under the contract and generally become billable at contractually specified dates. These amounts consist primarily of revenue from our share of net winnings earned on a daily basis where the billing period does not fall on the last day of the period. We had $15.3 million and $10.8 million of unbilled accounts receivable as of December 31, 2019 and September 30, 2018, respectively.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

Property and Equipment

Property and equipment are recorded at cost, and when placed into service, depreciated and amortized to their residual values using the straight-line method over the estimated useful lives of the related assets as follows:

Leasehold property	Shorter of the useful life or the life of the lease
Server based gaming terminals	2 – 7 years
Motor Vehicles	3 – 5 years
Plant and machinery and fixtures and fittings	3 – 10 years
Computer equipment	3 – 5 years

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

Research and development costs are expensed as incurred. Research and development related primarily to software product development costs is expensed until technological feasibility has been established. Research and development costs amounting to $3.8 million, $0.8 million and $4.8 million were expensed during the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018, respectively. Employee related costs associated with related product development are included in Selling, General and Administrative Expenses in the consolidated statements of operations and comprehensive loss.

Goodwill and Other Acquired Intangible Assets

Our principal acquired intangible assets relate to goodwill, trademarks and customer relationships. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in a business combination, and has increased in the year due to the NTG acquisition (see Note 2). Trademarks and customer relationships were originally recorded at their fair values in connection with business combinations.

Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives are amortized on a straight-line basis over three to ten years to their estimated residual values and reviewed for impairment. Factors considered when assigning useful lives include legal, regulatory and contractual provisions, product obsolescence, demand, competition and other economic factors.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

Impairment of Goodwill and Long-Lived Assets

We test for goodwill impairment at least annually on the last day of our fiscal period, and whenever other facts and circumstances indicate that the carrying value may not be recoverable. For goodwill impairment evaluations, we first make a qualitative assessment to determine if goodwill is likely to be impaired. If it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. Goodwill is carried, and therefore tested, at the reporting unit level. We have three segments, Server Based Gaming, Virtual Sports and Acquired Businesses, as detailed in Note 28. If the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, will be measured by comparing the implied fair value of goodwill to its carrying amount and would be charged to operations as an impairment loss. A qualitative test was carried out as of December 31, 2019, December 31, 2018 and September 30, 2018 and no impairment was required at any of these dates.

We assess the recoverability of long-lived assets and intangible assets with finite useful lives whenever events arise or circumstances change that indicate the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets (or asset groups) to be held and used is measured by a comparison of the carrying amount of the asset (or asset group) to the expected net future undiscounted cash flows to be generated by that asset (or asset group) or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through expected net future undiscounted cash flows. The amount of impairment of other long-lived assets and intangible assets with finite lives is measured by the amount by which the carrying amount of the asset exceeds the fair market value of the asset. As a result of the Company’s change in strategic direction of certain of its operations, the Company determined that certain of its long-lived and other assets were impaired as of September 30, 2018. Accordingly, the Company recorded an impairment charge of $7.7 million for the year ended September 30, 2018, which consisted of $4.9 million of software, $1.9 million of prepaid expenses and other current assets, $0.6 million of unbilled accounts receivable and $0.3 million of trade receivables.

Equity Method Investment

For investments in entities over which the Company exercises significant influence, but which do not meet the requirements for consolidation, the Company uses the equity method of accounting. On October 1, 2019, the Company acquired a 40% noncontrolling interest in Innov8 Gaming Limited in connection with the Acquisition (see Note 2). The value of the Company’s equity method investment was $0.7 million as of December 31, 2019. The Company’s share of earnings from its equity method investee, which was not material for the year ended December 31, 2019, is presented in loss from equity method investee in the consolidated statements of operations.

The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investment may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other-than-temporary.

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

Debt Issue Costs

Debt issuance costs incurred in connection with the Company’s debt are capitalized and amortized as interest expense over the term of the related debt. The Company presents debt issuance costs as a reduction from the carrying amount of debt. Only costs that are wholly attributable to obtaining the related debt finance are treated as debt issuance costs. Any other costs are expenses to the Consolidated Statement of Operations and Comprehensive Loss as part of Acquisition and integration related transaction expenses.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

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

The Company assesses classification of its common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its outstanding common stock purchase warrants satisfied the criteria for classification as equity instruments at December 31, 2019 and September 30, 2018. The Company also determined that its obligation to settle certain awards in either cash or stock satisfied the criteria for classification as a derivative financial instrument at December 31, 2019 and September 30, 2018 (see Note 17).

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

Virtual Sports Revenue

Revenue from licensing of our gaming software is recognized in accordance with the criteria set forth in ASC 606. Virtual sports retail revenue, which includes the provision of virtual sports content and services to retail betting outlets, and virtual sports online and mobile revenue, which includes the provision of virtual sports content and services to mobile and online operators, is based upon a contracted percentage of the operator’s net winnings or a fixed rental fee. We recognize revenue for these fees over time on a daily or weekly basis in over the term of the arrangement. Consideration with respect to these performance obligations typically takes the form of usage based fees, billed at the end of a set period (usually monthly) and due typically 30 days from the date of the invoice.

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

Acquired Businesses

Revenue from the Acquired Businesses segment comprises of a number of different streams, recognized as follow:

Acquired Businesses earn revenue from both gaming machine terminals and amusement machine terminals. Revenue from terminals and access to our content and platform is recognized in accordance with the criteria set forth in ASC 606 and is based upon a contracted percentage of the operator’s net winnings from the terminals’ daily use, or a fixed daily or weekly usage fee. We recognize revenue from these arrangements in accordance with the series guidance over time on a daily basis over the term of the arrangement, or when not specified over the expected customer relationship period. Performance obligations under these arrangements may include the delivery and installation of our terminals for use over a term, as well as service obligations related to hardware repairs and content and maintenance. Sometimes these services are also offered without the supply of a terminal. Consideration with respect to these performance obligations typically takes the form of usage based fees, billed at the end of a set period (usually monthly) and due typically 30 days from the date of the invoice.

Certain sales of terminals, terminal and component repair revenue, and sales of spare parts are recognized at the point in time when control transfers to the customer, which is normally upon delivery and acceptance by the customer. Payment for point-in-time revenue is typically due a set number of days after delivery.

We also provide terminal and spares management services to third parties. Revenue with respect to these services takes the form of both fixed and variable consideration. Where possible, variable consideration is estimated at the contract inception and allocated to the performance obligations to which it relates. Revenue is recognized over time in line with the customers’ use of the service.

Revenue from licensing of our gaming software is earned via usage-based royalties, billed at the end of a set period (usually monthly) and due typically 30 days from the date of the invoice. This revenue is recognized over time as the usage occurs.

Disaggregation of revenue

Information on disaggregation of revenue is included in Note 28, “Segment Reporting and Geographic Information.”

Shipping and Handling Costs

Shipping and handling costs for products sales and hardware related to subscription services are included in cost of sales, excluding depreciation and amortization for all periods presented.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), followed in July 2018 by ASU 2018-10, Codification Improvements to Topic 842 Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result of this adoption and the required disclosures, the Company revised its accounting policy for leases as stated below. The guidance is effective for all public business entities and certain not-for-profit entities in fiscal years beginning after December 15, 2018, and for all other entities in fiscal years beginning after December 15, 2020. Early adoption is permitted. As the Company was an emerging growth company until December 31, 2019 and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, it adopted the standard as of January 1, 2019 on December 31, 2019.

We elected to adopt the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs, along with the practical expedient to use hindsight when determining the lease term.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

We determine if an arrangement is a lease at inception of the arrangement. Once it is determined that an arrangement is, or contains, a lease, that determination should only be reassessed if the legal arrangement is modified. Changes to assumptions such as market-based factors do not trigger a reassessment. Determining whether a contract contains a lease requires judgement. In general, arrangements are considered to be a lease when all of the following apply:

●	it conveys the right to control the use of an identified asset for a period of time in exchange for consideration;
●	we have substantially all economic benefits from the use of the asset; and
●	we can direct the use of the identified asset.

The terms of a lease arrangement determine how a lease is classified and the resulting income statement recognition. When the terms of a lease effectively transfer control of the underlying asset, the lease represents an in substance financed purchase (sale) of an asset and the lease is classified as a finance lease by the lessee and a sales-type lease by the lessor. When a lease does not effectively transfer control of the underlying asset to the lessee, but the lessor obtains a guarantee for the value of the asset from a third party, the lessor would classify a lease as a direct financing lease. All other leases are classified as operating leases.

Where a lease contains more than one component, the consideration in the contract is allocated on a relative standalone price basis to the separate lease components and the non-lease components.

Leases – the Company as lessee

As of December 31, 2019, our impact resulting from recognition of operating leases was as follows:

●	we have recognized right-of-use (ROU) assets of $9.4 million and lease liabilities of $8.8 million;
●	the short-term portion of the lease liabilities amounted to $3.6 million and
●	the long-term portion of the lease liabilities amounted to $5.2 million.

Lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at January 1, 2019 or commencement date, if later, in determining the present value of future payments. The lease ROU asset includes any lease payment made and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease which are included in the measurement of the ROU assets and lease liabilities when it is reasonably certain that we will exercise that option.

The lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components. The Company did not make the election to treat the lease and non-lease components as a single component and considers the non-lease components as a separate unit of account.

The Company has elected not to apply the recognition requirements of ASC 842 to short-term leases. We recognize the lease payments for short-term leases on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred

Leases – the Company as lessor

The Company’s lease arrangements are a mixture of sales-type leases and operating leases.

Sales-type lease receivables are recognized based on the net investment in the lease, at the present value of future minimum lease payments receivable over the lease term, plus any guaranteed residual value of the underlying asset, at the commencement date.

The discount rate used in determining the present value of the future minimum lease payments is the rate implicit in the lease. This is calculated using the fair value of the underlying asset and the present value of any unguaranteed residual value.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

The underlying asset is derecognized at the point of inception and a selling profit is recognized at lease commencement. Subsequent interest income is recognized over the term of the lease, at an amount that produces a constant periodic discount rate on the remaining balance of the net investment in the lease.

For operating leases, we continue to recognize the underlying asset. Lease income is recognized on a straight-line basis over the lease term.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses" (“ASU 2018-19”). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. ASU 2016-13 requires an entity to recognize expected credit losses rather than incurred losses for financial assets. The guidance will be effective beginning on January 1, 2023, including interim periods within that year and requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Under the modified retrospective method of adoption, prior year reported results are not restated. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial statement presentation or disclosures.

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

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”) to simplify the application of hedge accounting guidance and improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, ASU 2017-12 requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2019. This adoption method requires companies to recognize the cumulative effect of initially applying the guidance as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. The adoption of ASU 2017-12 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

2.	Acquisition

On October 1, 2019, the Company’s subsidiary, Inspired Gaming (UK) Limited, completed the acquisition of the Gaming Technology Group of Novomatic UK Ltd. pursuant to the Share Purchase Agreement, dated as of June 11, 2019 (the “SPA”), comprising: (i) all of the outstanding equity interests of each of (a) Astra Games Ltd, (b) Bell-Fruit Group Limited, (c) Gamestec Leisure Limited, (d) Harlequin Gaming Limited, and (e) Playnation Limited, and (ii) 60% of the outstanding equity interests of Innov8 Gaming Limited (“Innov8”, and together with the entities described in clause (i) and certain of their subsidiaries, the “Acquired Businesses” and the transactions contemplated by the SPA, the “NTG Acquisition”). The consideration for the NTG Acquisition totaled approximately €107.0 million ($116.6 million) in cash, which was financed by the Senior Facilities Agreement discussed in Note 13.

Simultaneous with the closing of the NTG Acquisition, Inspired transferred a portion of the equity interests it had acquired in Innov8 to the then-minority equity holders of Innov8 in exchange for the renegotiation of certain funding commitments. As a result, Inspired currently holds approximately 40% of the outstanding equity interests of Innov8.

The NTG Acquisition is expected to add increased scale to our business, while supplementing key technologies and content within our existing portfolio.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

The allocation of the purchase price is summarized as follows (in millions):

Purchase Price	£94.7
Foreign exchange rate at October 1, 2019	1.23
Adjusted purchase price in US dollars	$116.6

Allocated to:
Cash	$8.4
Receivables	20.5
Inventories	14.6
Prepaid expenses and other	1.4
Property and equipment	49.3
Software development costs	7.1
Other assets	1.4
Accounts payable, accrued expenses and other current liabilities	(22.7)
Income taxes payable	(1.9)
Long-term debt	(0.1)
Other long-term liabilities	(1.6)
Net assets acquired	76.4

Excess of purchase price over net assets acquired before allocation to identifiable intangible assets and goodwill	$40.2

The fair value of property and equipment was determined using the indirect cost approach which utilizes fixed asset record information including historical costs, acquisition dates, and asset descriptions and applying asset category specific nationally recognized indices to the historical cost of each asset to derive replacement cost new less depreciation. Management has also made the initial determination that all other assets and liabilities acquired are primarily estimated to be stated at their fair values, which approximates their recorded cost. Management has made an initial determination that approximately $8.1 million of the excess of the purchase price over the net assets acquired should be allocated to identifiable intangible assets. The unidentified excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill.

	Amount	Estimated Useful Life (Years)
Corporate trade names and domains	$3.7	10
Customer contracts and relationships	4.4	10
Intangible Assets	8.1
Goodwill	32.1
	$40.2

In accordance with ASC 805, identifiable intangible assets are required to be measured at fair value. The intangible assets identified were valued using the income approach, either through the discounted cash flow method, the relief from royalty method or the excess earnings method. Determining fair value requires significant judgment concerning the assumptions used in the valuation model, including discount rates, the amount and timing of expected future cash flows and growth rates, as well as expected royalty rates, which are based on the estimated rates at which similar assets are being licensed in the marketplace. The estimated weighted average useful life of the new intangible assets identified is 10 years.

Goodwill arising from the NTG Acquisition mainly consists of the synergies of an ongoing business. Goodwill and intangible assets are tested for impairment on an annual basis or sooner, if an event occurs or circumstances change that indicate that the carrying amount of the goodwill or intangible asset may not be recoverable. The Company incurred advisor fees, legal and other costs related to the NTG Acquisition of $6.7 million, which excludes the costs of refinance that have been deducted from the senior debt as debt issuance costs and which have been recognized in operating expenses in the accompanying consolidated statement of operations during the year ended December 31, 2019.

Asset valuations included in previous SEC filings were based on a preliminary assessment, which has since been updated to an actual assessment. As a result, certain asset valuations are now revised as follows; Software development costs $6.0 million to $7.1 million, Other assets $1.5 million to $1.4 million, Corporate trade names and domains $3.2 million to $3.7 million, Customer contracts and relationships $9.2 million to $4.4 million, Goodwill $28.8 million to $32.1 million.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

Total revenues and loss from operations from October 1, 2019 (the acquisition date) through December 31, 2019 amounted to $31.0 million and $(0.4) million, respectively, and is included in the consolidated statements of operations and comprehensive income.

Pro Forma Information (Unaudited)

The following unaudited consolidated pro forma information gives effect to the transaction contemplated by the NTG Acquisition as if such transaction had occurred on January 1, 2018. The following pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition been completed on January 1, 2018, nor is it indicative of results that may occur in any future periods.

	Year Ended December 31, 2019	Year Ended December 31, 2018
	(in millions)
Revenues	$265.2	$274.3
Net operating loss	$(5.8)	$(21.6)
Net loss	$(33.8)	$(39.9)

Loss per share:
Basic and diluted	$(1.54)	$(1.91)

Weighted average shares outstanding:
Basic and diluted	21,892,964	20,859,407

3.	Accounts Receivable

Accounts receivable consist of the following:

	December 31, 2019	September 30, 2018
	(in millions)
Trade receivables	$24.5	$17.8
Less: long-term receivable recorded in other assets	(1.5)	(2.2)
Finance lease receivables	1.5	—
Receivables from affiliate	0.4	—
Other receivables	0.2	0.1
Allowance for doubtful accounts	(0.9)	(1.4)
Total accounts receivable, net	$24.2	$14.3

Changes in the allowance for doubtful accounts are as follows:

	December 31, 2019	September 30, 2018
	(in millions)
Beginning balance	$(1.5)	$(2.0)
Provision for doubtful accounts	(0.1)	(1.1)
Recoveries	—	0.5
Write offs	0.8	1.1
Foreign currency translation adjustments	(0.1)	0.1
Ending balance	$(0.9)	$(1.4)

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

4.	Inventory

Inventory consists of the following:

	December 31, 2019	September 30, 2018
	(in millions)
Component parts	$12.7	$3.6
Work in progress	2.1	—
Finished goods	4.0	1.6
Total inventories	$18.8	$5.2

Component parts include parts for gaming terminals. Included in component parts are reserves for excess and slow-moving inventory of $0.9 million and $0.5 million as of December 31, 2019 and September 30, 2018, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

5.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31, 2019	September 30, 2018
	(in millions)
Prepaid expenses and other assets	$7.9	$5.0
Unbilled accounts receivable	15.3	10.8
Total prepaid expenses and other assets	$23.2	$15.8

6.	Property and Equipment, net

	December 31, 2019	September 30, 2018
	(in millions)
Short-term leasehold property	$0.9	$0.4
Video lottery terminals	165.6	121.7
Construction in progress	0.8	—
Computer equipment	1.5	8.7
Plant and machinery	13.3	2.5
	182.1	133.3
Less: accumulated depreciation and amortization	(102.8)	(87.6)
	$79.3	$45.7

Depreciation and amortization expense amounted to $21.7 million, $4.8 million and $20.3 million for the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018, respectively.

7.	Software Development Costs, net

Software development costs, net consisted of the following:

	December 31, 2019	September 30, 2018
	(in millions)
Software development costs	$129.9	$100.9
Less: accumulated amortization	(83.0)	(60.9)
	$46.9	$40.0

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

During the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018, the Company capitalized $23.5 million, $3.6 million and $17.7 million of software development costs, respectively. Amounts in the above table include $0.9 million and $1.3 million of internal use software at December 31, 2019 and September 30, 2018, respectively.

The total amount of software costs amortized was $16.4 million, $3.9 million and $18.1 million for the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018, respectively. Software costs written down to net realizable value amounted to $0.4 million, $0.0 million and $5.4 million for the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018, respectively. The $5.4 million for the year ended September 30, 2018 includes $0.5 million recorded as amortization expense incurred during the normal course of business and $4.9 million recorded as a one-time impairment expense. The weighted average amortization period was 3.0 years, 3.1 years and 3.1 years for the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018, respectively.

The estimated software amortization expense for the years ending December 31 are as follows:

Year ending December 31, (in millions)
2020	$19.2
2021	14.4
2022	7.6
2023	3.5
2024	2.0
Thereafter	0.2
Total	$46.9

8.	Intangible Assets and Goodwill

The following tables present certain information regarding our intangible assets. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives of ten years with no estimated residual values, which materially approximates the expected pattern of use.

	December 31, 2019	September 30, 2018
	(in millions)
Trademarks	$21.6	$17.6
Customer relationships	20.1	15.1
	41.7	32.7
Less: accumulated amortization	(31.8)	(27.0)
	$9.9	$5.7

Aggregate intangible asset amortization expense amounted to $3.5 million, $0.8 million and $3.4 million for the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018, respectively.

The estimated intangible asset amortization expense for the years ending December 31 are as follows:

Year ending December 31, (in millions)
2020	$2.4
2021	0.8
2022	0.8
2023	0.8
2024	0.8
Thereafter	4.3
Total	$9.9

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

Goodwill

Goodwill is summarized as follows:

	December 31, 2019	September 30, 2018
	(in millions)
Balance at beginning of period	$44.9	$47.1
Foreign currency translation adjustments	3.9	(1.3)
Acquisition of NTG	32.1	—
Ending balance	$80.9	$45.8

9.	Other Assets

Other assets consist of the following:

	December 31, 2019	September 30, 2018
	(in millions)

Long term finance lease receivable	1.0	—
Long term receivables	1.5	2.2
Pension surplus	—	5.3
Long term prepaid expenses and other assets	2.6	4.6
	$5.1	$12.1

10.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2019	September 30, 2018
	(in millions)
Direct costs of sales	$5.5	$4.4
Payroll and related costs	4.4	3.1
Accrued corporate cost expenses	1.6	3.2
Interest payable - cash	5.5	0.1
Asset retirement obligations	2.0	0.5
Acquisition consideration	2.5	—
Contract termination costs	0.1	—
Other creditors	9.6	3.0
	$31.2	$14.3

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

11.	Contract Liabilities and Other Disclosures

The following table summarizes the changes in contract liabilities:

Deferred Income
(in millions)
Balance at October 1, 2017	$(27.3)
Revenue recognized	10.6
Revenue deferred	(16.9)
Foreign currency translation adjustments	0.5
Balance at September 30, 2018	$(33.1)
Revenue recognized	3.0
Revenue deferred	(2.4)
Foreign currency translation adjustments	0.5
Balance at December 31, 2018	$(32.0)
Revenue recognized	13.5
Revenue deferred	(11.0)
Acquisitions	(0.4)
Foreign currency translation adjustments	2.1
Balance at December 31, 2019	$(27.8)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $9.6 million, $2.7 million and $7.7 million for the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018, respectively.

The following table summarizes contract related balances (other than deferred income disclosed above):

	Accounts Receivable	Unbilled Accounts Receivable	Customer Prepayments and Deposits
	(in millions)
At September 30, 2018	$17.8	$10.8	$(3.7)
At December 31, 2019	$24.5	$15.3	$(1.9)

12.	Other Liabilities

Other liabilities consist of the following:

	December 31, 2019	September 30, 2018
	(in millions)
Customer prepayments and deposits	$1.9	$3.7

Fair value of hedging instrument	—	0.2
Total other liabilities, current	1.9	3.9
Other payables, net of current portion	—	0.5
Asset retirement obligations	2.1	0.4
Pension liability	3.1	—

Senior debt exit premium	—	4.2
Total other liabilities, long-term	5.2	5.1
	$7.1	$9.0

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

13.	Long Term and Other Debt

Senior Facilities Agreement

In connection with the NTG Acquisition, on September 27, 2019, the Company, together with certain direct and indirect wholly-owned subsidiaries, entered into a Senior Facilities Agreement with Lucid Agency Services Limited, as agent, Nomura International plc and Macquarie Corporate Holdings Pty Limited (UK Branch) as arrangers and/or bookrunners and each lender party thereto (the “Lenders”), pursuant to which the Lenders agreed to provide, subject to certain conditions, two tranches of senior secured term loans (the “Term Loans”), in an original principal amount of £140.0 million ($172.5 million) and €90.0 million ($98.1 million), respectively and a secured revolving facility loan in an original principal amount of £20.0 million ($24.6 million). On October 1, 2019, the debt was funded and proceeds from the Term Loans were used to, among other things, pay the purchase price of the NTG Acquisition and to refinance existing indebtedness of the Company under the Note Purchase Agreement and prior Facility described below.

The new facilities are subject to covenant testing. These tests comprise a leverage ratio (consolidated total net debt/consolidated pro forma EBITDA) and a capital expenditure level. The leverage ratio is tested quarterly with the first test date being June 30, 2020. The capital expenditure level is tested annually with the first test date being December 31, 2019. There is also an annual excess cash flow calculation required, which, if positive and over certain de minimis limits, could require early prepayment of part of the facilities.

The Term Loans have a 5-year duration and are repayable in full on October 1, 2024. The £140.0 million ($184.9 million) loan carries a cash interest rate of 7.25% plus 3-month LIBOR, the €90.0 million ($101.1 million) loan carries a cash interest rate of 6.75% plus a 3-month EUROLIBOR. The £20.0 million ($26.4 million) revolving credit facility is available until September 1, 2024 and carries a cash interest rate on any utilization at 5.50% plus 3-month LIBOR, with any unutilized amount carrying a cash interest cost at 30% of the applicable margin on the revolving credit facility loan.

Termination of Note Purchase Agreement and Prior Credit Facility

The Company’s previous debt included $140.0 million of senior notes issued under a Note Purchase Agreement and Guaranty dated August 13, 2018 (the “NPA”) with a 5-year duration and a cash interest rate of 9% plus 3-month LIBOR borrowings and a revolving credit facility agreement dated August 13, 2018 (the ” Prior Facility”) with a 3-year duration and a cash interest rate on any utilization at 4% plus 3-month LIBOR, with any unutilized amount carrying a 1.4% cash interest cost. In addition, the Company also had a 3-year, fixed-rate, cross-currency swap with respect to the NPA (see Note 14).

The termination of the Company’s prior existing indebtedness carried a prepayment premium of 3.00% of the amount repaid or prepaid, or $4.2 million, which is included in other long-term liabilities in the comparative period in the accompanying consolidated balance sheet. No prepayment premium applied to the Company’s previous revolving facility Agreement. In addition, on October 1, 2019, the Company terminated the 3-year, fixed-rate, cross-currency swap and wrote off previously unamortized debt issuance costs amounting to $7.3 million

Outstanding Debt and Capital Leases

The following reflects outstanding debt and capital leases as of the dates indicated below:

	Principal	Unamortized deferred financing charge	Book value, December 31, 2019
	(in millions)
Senior bank debt	$288.6	$(15.5)	$273.1
Finance lease liabilities	0.1	—	0.1
Total long-term debt outstanding	288.7	(15.5)	273.2
Less: current portion of long-term debt	(2.7)	—	(2.7)
Long-term debt, excluding current portion	$286.0	$(15.5)	$270.5

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

	Principal	Unamortized deferred financing charge	Book value, September 30, 2018
	(in millions)
Senior bank debt	$140.0	$(8.8)	$131.2
Finance lease liabilities	0.6	—	0.6
Total long-term debt outstanding	140.6	(8.8)	$131.8
Less: current portion of long-term debt	(0.5)	—	(0.5)
Long-term debt, excluding current portion	$140.1	$(8.8)	$131.3

The Company is in compliance with all relevant financial covenants and the long-term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt as of December 31, 2019 matures as follows:

Fiscal period:	Senior bank debt	Capital leases and hire purchase contract	Total
	(in millions)
2020	$2.6	$0.1	$2.7
2021	—	—	—
2022	—	—	—
2023	—	—	—
2024	286.0	—	286.0
Total	$288.6	$0.1	$288.7

14.	Derivatives and Hedging Activities

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

In connection with the entry into the Senior Facilities Agreement on October 1, 2019, the Company terminated the 3-year, fixed-rate, cross-currency swap and received a settlement of $1.5 million.

Hedges of Multiple Risks

The Company had variable-rate borrowings denominated in currencies other than its functional currency. As a result, the Company was exposed to fluctuations in both the underlying variable interest rate and the foreign currency of the borrowing against its functional currency, GBP. The Company used derivatives, including cross-currency interest rate swaps, to manage its exposure to fluctuations in the variable borrowing rate and the GBP-USD exchange rate. Cross-currency interest rate swaps involve exchanging fixed rate interest payments for floating rate interest receipts both of which will occur at the GBP-USD forward exchange rates in effect upon entering into the instrument. The Company designated these derivatives as cash flow hedges of both interest rate and foreign exchange risks.

For derivatives designated and that qualified as cash flow hedges of both interest rate risk and foreign exchange risk, the gain or loss on the derivative was recorded in Accumulated Other Comprehensive Income and subsequently reclassified in the periods during which the hedged transaction affected earnings within the same income statement line item as the earnings effect of the hedged transaction.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

The Company did not have any derivatives as of December 31, 2019. As of September 30, 2018, the Company had the following outstanding derivatives designated as cash flow hedges that were used to hedge both interest rate risk and foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Pay Fixed Notional		Receive Floating Notional
		(in millions)
Cross currency interest rate swaps	1	GBP	36.6	USD	46.7

Non-designated Hedges

Derivatives not designated as hedges were not speculative and were used to manage the Company’s exposure to interest rate movements and other identified risks but did not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships were recorded directly in earnings.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income for the year ended December 31, 2019.

	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income
	(in millions)		(in millions)
Interest Rate and Foreign Exchange Products	$2.9	Interest Expense	$1.2
		Foreign Currency Remeasurement	3.2
Total	$2.9		$4.4

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income for the three months ended December 31, 2018.

	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income
	(in millions)		(in millions)
Interest Rate and Foreign Exchange Products	$2.6	Interest Expense	$0.4
		Foreign Currency Remeasurement	1.9
Total	$2.6		$2.3

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income for the year ended September 30, 2018.

	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income
	(in millions)		(in millions)
Interest Rate and Foreign Exchange Products	$0.3	Interest Expense	$—
		Foreign Currency Remeasurement	0.3
Total	$0.3		$0.3

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the year ended December 31, 2019.

	Interest Expense	Foreign Currency Remeasurement
	(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$27.8	$(3.2)

Gain/(loss) on cash flow hedging relationships in Subtopic 815-20	$1.2	$3.2

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended December 31, 2018.

	Interest Expense	Foreign Currency Remeasurement
	(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$4.1	$0.7

Gain/(loss) on cash flow hedging relationships in Subtopic 815-20	$0.4	$2.0

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the year ended September 30, 2018.

	Interest Expense	Foreign Currency Remeasurement
	(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$20.6	$20.6

Gain/(loss) on cash flow hedging relationships in Subtopic 815-20	$—	$0.3

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments in the consolidated statements of operations for the year ended December 31, 2019.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Income Recognized in Income on Derivative	Amount of Income Recognized in Income on Derivative
		(in millions)
Interest Rate and Foreign Exchange Products	Change in fair value of derivative liability	$2.9

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments in the consolidated statements of operations for the three months ended December 31, 2018.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Income Recognized in Income on Derivative	Amount of Income Recognized in Income on Derivative
		(in millions)
Interest Rate and Foreign Exchange Products	Change in fair value of derivative liability	$0.8

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments in the consolidated statements of operations for the year ended September 30, 2018.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		(in millions)
Interest Rate and Foreign Exchange Products	Change in fair value of derivative liability	$(7.4)

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

The ISDA Master Agreement between Gaming Acquisitions Limited and Nomura Global Financial Products, Inc. was documented using the 2002 Form and the ISDA standard set-off provision in Section 6(f) of the ISDA Master Agreement apply to both parties and was only modified to include Affiliates of the Payee. There was no CSA and thus there was no collateral posting. The only other security for the ISDA included a guaranty of Nomura’s obligations from Nomura Holdings, Inc. and with respect to Gaming Acquisitions Limited, its obligations under the ISDA was cross-collateralized with the debt obligations under the Credit Agreement in the same pool of collateral that supported the debt obligations.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

15.	Fair Value Measurements

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

The fair value of our financial assets and liabilities is determined by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments approximates their recorded values.

For each period, derivative financial instrument assets and liabilities measured at fair value on a recurring basis are included in the financial statements as per the table below.

		December 31,	September 30,
	Level	2019	2018
		(in millions)
Earnout liability (see Note 16)	3	$—	$8.0
Derivative liability (see Notes 14 and 17)	2	$—	$7.8
Long term receivable (included in other assets)	2	$1.5	$2.2

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

Level 3 financial liabilities consisted of the earnout liability for which there was no current market for these securities such that the determination of fair value required significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate (see Note 16).

At December 31, 2019 and September 30, 2018, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

16.	Earnout Liability

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

The following table provides a reconciliation of the beginning and ending balances for the earnout liability measured using significant unobservable inputs (Level 3):

(in millions)
Balance – October 1, 2017	$16.7
Change in fair value of earnout liability	(8.7)
Balance – September 30, 2018	$8.0

Balance – January 1, 2019	$6.3
Change in fair value of earnout liability	2.3
Settlement of earnout liability	(8.6)
Balance – December 31, 2019	$—

All movements in the balance of the earnout liability were due to movements in the price of the Company’s common stock.

17.	Derivative Liability

The Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”) was adopted by the Company’s Board of Directors in September 2018 subject to approval by the Company’s stockholders, which was obtained in May 2019. Initial awards covering an aggregate of 542,770 restricted stock units (“RSUs”) were approved under the 2018 Plan with respect to fiscal 2018 to members of management and other participants with a three-year vesting schedule (i.e., one-third vesting on each of December 31, 2019, 2020 and 2021). These awards, which were subject to cancellation in the event stockholders did not approve the 2018 Plan during 2019, were initially classified as a derivative liability due to the grant terms containing a commitment by the Company to make a liquidated damages payment to the participants in cash (with respect to the value of one-third of the award) in the event stockholders did not approve the 2018 Plan by the first scheduled vesting date. Such obligation was eliminated upon stockholder approval of the 2018 Plan being obtained, which resulted in the liability being reclassified to additional paid in capital at the fair value amount of $0.8 million during the year ended December 31, 2019.

In addition, the awards of RSUs that were granted under the Company’s Second Long-Term Incentive Plan (“Second Incentive Plan”) prior to approval by the Company’s stockholders, which was obtained in March 2018, were initially classified as a derivative liability due to the Company’s obligation to settle those awards in cash in the event stockholders did not approve the plan. The awards under the Second Incentive Plan included RSUs approved at the time of the Merger and RSUs approved in December 2017 for the Company’s Executive Chairman and Chief Strategy Officer in connection with the cancellation of awards of restricted stock they received under the Company’s 2016 Long-Term Incentive Plan (the “First Incentive Plan”). The awards of RSUs to such executives under the Second Incentive Plan were considered a modification that resulted in the original classification of their awards as an equity instrument being switched to a liability instrument, and in $1.5 million of previously recognized compensation expense being reclassified from additional paid in capital to derivative liability. The derivative liability associated with awards under the Second Incentive Plan was eliminated upon stockholder approval, and the liability was reclassified to additional paid in capital at the fair value amount of $2.8 million during the year ended September 30, 2018.

See Note 14, “Derivatives and Hedging Activities,” for a discussion of the Company’s cross-currency swap.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

18.	Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2019 and September 30, 2018, there were no shares of preferred stock issued or outstanding.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

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

Warrants

As of December 31, 2019 and September 30, 2018, the Company had 19,079,130 outstanding warrants to purchase an aggregate of 9,539,565 shares of the Company’s common stock, which includes 7,999,900 warrants originally issued as part of the initial public offering (the “IPO”) (the “Public Warrants”) and 11,079,230 warrants issued in private placements in connection with the IPO and the Merger (the “Private Placement Warrants”). Each warrant entitles its holder to purchase one-half of one share of the Company’s common stock at an exercise price of $11.50 per whole share and will expire on December 23, 2021. The warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The warrants became exercisable 30 days after the Closing Date. The Company may redeem the Public Warrants at a price of $0.01 per warrant if the last sale price of the common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period. The Company may not redeem the Private Placement Warrants so long as they are held by the initial purchaser or such purchasers’ permitted transferees; if held by other persons, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

19.	Stock-Based Compensation

The Company’s stock-based compensation plans authorize awards of RSUs, stock options and other equity-related awards. In May 2019, in conjunction with the Company’s stockholders approving the 2018 Plan, which authorizes a total of 2,550,000 shares to be issued pursuant to awards thereunder, the balances available for awards under the Company’s predecessor plans (i.e., the First Incentive Plan and the Second Incentive Plan) (collectively, the “Prior Plans”) were terminated. Although outstanding awards under the Prior Plans remain governed by the terms of the Prior Plans, no new awards will be granted or become available for grant under the Prior Plans.

Awards granted under the 2018 Plan prior to stockholder approval being obtained in May 2019 consisted of: (1) the 542,770 RSUs approved for management and other participants with respect to fiscal 2018 as to which the contingent cash-settlement feature lapsed upon approval of the 2018 Plan by stockholders (see Note 17, “Derivative Liability”) and (2) 572,346 RSUs approved for management and other participants with respect to fiscal 2019 comprised of two components: (i) 50% represent performance-based target RSUs that require both attainment of Company performance criteria for 2019 (i.e., Adjusted EBITDA) and the participants remaining employed for a three-year service period (under the terms of the award, the specific number of shares that could become eligible to vest would range from 0% to 200% of the target award depending on the level of satisfaction of the Company performance criteria); and (ii) 50% represent service-based RSUs that vest over a period of three years. In addition, an aggregate of 111,500 RSUs were awarded during the year ended December 31, 2019 (following approval of the 2018 Plan by stockholders) as new hire or special recognition grants.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

As of December 31, 2019, there were (i) 2,429,011 shares subject to outstanding awards under the Prior Plans, including 1,092,633 shares subject to market-price vesting conditions, and (ii) 939,947 shares subject to outstanding awards under the 2018 Plan, including 281,736 shares subject to performance-based target awards (the Company has preliminarily determined that the 2019 performance criteria for these performance awards will be met at a level of approximately 87% of the target award, such that approximately 13% of the target award would not become eligible to vest). As of December 31, 2019, there were 1,336,737 shares available for new awards under the 2018 Plan and no shares available for new awards under the Prior Plans. All awards consist of RSUs and Restricted Stock.

The Company also has an employee stock purchase plan (“ESPP”) that authorizes the issuance of up to an aggregate of 500,000 shares of common stock pursuant to purchases thereunder by employees. The ESPP, which was approved by stockholders in July 2017, is administered by the Compensation Committee which has discretion to designate the length of offering periods and other terms subject to the requirements of the ESPP. The Company began a twelve-month offering period under the ESPP on June 3, 2019 that authorizes employees to contribute up to 10% of their base compensation to purchase a maximum of 1,000 shares. The shares will be purchased on the last day of the offering period at a discounted price that will equal to 85% of the lower of: (i) the closing price at the beginning of the offering period and (ii) the closing price at the end of the offering period. The Company estimates that approximately 10,000 shares will be purchased during this offering period. As of December 31, 2019, a total of 475,400 shares remain available for purchase under the ESPP.

A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Unvested Outstanding at January 1, 2019	2,251,059	$6.19
Granted	746,522	$6.53
Forfeited	(13,353)	$(6.81)
Vested	(1,412,264)	$(6.10)
Unvested Outstanding at December 31, 2019	1,571,964	$6.43

The Company issued and withheld shares for taxes in connection with the vesting and settlement of RSUs during the year ended December 31, 2019 as follows: (1) 60,186 RSUs that had been granted upon the closing of the Business Combination settled on December 23, 2019, resulting in 36,813 shares being issued and 23,373 withheld for taxes; and (2) 273,316 RSUs that had been granted under the 2018 Plan vested on December 31, 2019, resulting in 166,959 shares being issued and 106,357 withheld for taxes (the processing of the issuance and delivery of such 166,959 shares did not occur until January 2020).

Stock-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. For performance awards that are contingent upon the Company achieving certain pre-determined financial performance targets, compensation expense is calculated based on the number of shares expected to vest after assessing the probability that the performance criteria will be met. Determining the probability of achieving a performance target requires estimates and judgment.  The modification of certain awards held by two executive officers of the Company in December 2017 resulted in $2.1 million of incremental compensation cost being recognized as of the modification date.

The Company recognized stock-based compensation expense as follows:

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2018
	(in millions)
RSAs and RSUs	$8.7	$1.6	$5.0
Modification of awards	—	—	2.1
Payroll taxes on vesting of RSUs	0.3	—	0.3
	$9.0	$1.6	$7.4

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

Total unrecognized compensation expense related to unvested stock awards and unvested RSUs at December 31, 2019 amounts to $6.5 million and is expected to be recognized over a weighted average period of 2.0 years.

20.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at October 1, 2017	$(78.6)	$—	$25.5	$(53.1)
Change during the period	(0.3)	0.1	(5.2)	(5.4)
Balance at September 30, 2018	(78.9)	0.1	20.3	(58.5)
Change during the period	—	(0.2)	2.8	2.6
Balance at December 31, 2018	(78.9)	(0.1)	23.1	(55.9)
Change during the period	2.4	1.5	6.9	10.8
Balance at December 31, 2019	$(76.5)	$1.4	$30.0	$(45.1)

Included within accumulated other comprehensive income is an amount of $1.4 million relating to the change in fair value of hedging instruments. These instruments were discontinued during the year as part of the termination of the hedging instrument, as described further in note 14. This amount will be amortized as a charge to income over the life of the original instrument, to August 2021 in accordance with US GAAP.

21.	Net Loss per Share

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2018
Earnout Shares	—	1,323,558	1,314,896	*
RSUs	2,744,842	1,802,405	1,826,472
Unvested Restricted Stock	624,116	624,116	624,116
Stock Warrants	9,539,565	9,539,565	9,539,565
	12,908,523	13,289,644	13,305,049

*	This number was based on a preliminary calculation of the number of shares estimated to be issued as Earnout Consideration. The calculation and payment were finalized during the three months ended December 31, 2018.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

22.	Other Finance Income (Costs)

Other finance income (costs) consisted of the following:

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2018
	(in millions)
Pension interest cost	$(2.7)	$(0.7)	$(3.0)
Expected return on pension plan assets	3.5	0.9	3.7
Foreign currency translation on senior bank debt	(0.8)	(2.9)	3.4
Foreign currency remeasurement on hedging instrument	3.2	2.0	—
	$3.2	$(0.7)	$4.1

23.	Income Taxes

The following comprises the loss before income taxes:

	December 31,	December 31,	September 30,
	2019	2018	2018
	(in millions)
UK	$(23.3)	$(3.7)	$(18.9)
North America	(15.2)	(0.8)	(1.1)
Mainland Europe	1.9	0.3	(0.2)
South America	(0.3)	(0.5)	(0.2)
Total loss before income taxes	$(36.9)	$(4.7)	$(20.4)

The income tax expense consisted of the following:

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2018
	(in millions)
Income tax expense:
Current
UK	$—	$—	$—
Mainland Europe	0.1	—	0.2
South America	—	—	—
Total current taxes	$0.1	$—	$0.2

The net deferred tax assets and liabilities arising from temporary differences are as follows:

	December 31,	September 30,
	2019	2018
	(in millions)
Depreciation	$41.8	$32.1
Net operating losses	23.5	23.1
Other temporary differences	4.5	2.5
Total deferred tax assets	69.8	57.7
Valuation allowance balance	(65.7)	(54.9)
Net deferred tax assets	4.1	2.8
Deferred tax liabilities
Intangible assets	(2.5)	(1.0)
Other temporary differences	(1.6)	(1.8)
Net deferred tax liabilities	$—	$—

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

The differences between the US statutory tax rate and our effective rate are reflected in the following table:

	December 31,	December 31,	September 30,
	2019	2018	2018
Statutory income tax	21.0%	21.0%	24.5%
State taxes (net of federal)	3.3%	6.5%	4.9%
Tax effect of permanent differences	(9.8)%	6.9%	8.4%
Effect of foreign taxes	(1.5)%	(3.7)%	(8.4)%
True ups	3.2%	(6.3)%
Rate change	(0.5)%	(14.2)%	(9.0)%
Valuation allowance	(15.9)%	(11.4)%	(21.3)%
Effective income tax rate	(0.2)%	(1.2)%	(0.9)%

The valuation allowance on deferred tax assets has been determined by considering all available evidence, both positive and negative, in order to ascertain whether it is more likely than not that carried forward deferred tax assets will be realized. The Company has a total potential net deferred tax asset carried forward of $65.7 million at December 31, 2019.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management determined that it is more likely than not that the Company will not realize the deferred income tax asset balances and therefore, recorded a full valuation allowance of $65.7 million as of December 31, 2019.

Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns from 2016 to 2018 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2012 to 2018 remain subject to examination by tax authorities.

In addition to the UK, the Company is subject to taxation in the US, and in certain foreign jurisdictions (primarily in Europe), where the total of non-UK taxes payable for the year ended December 31, 2019 is $23.1 thousand.

The Company has not recognized deferred tax liabilities in respect of unremitted earnings that are considered indefinitely reinvested in foreign subsidiaries.

The utilization of the Company’s pre-Merger net operating losses is subject to a limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions.

24.	Related Parties

HG Vora Special Opportunities Master Fund, Ltd. (“HGV Fund”), which purchased the promissory notes issued under the NPA (see Note 13), owns approximately 16.3% of our common stock and warrants to purchase additional shares. HGV Fund is also a stockholder and investor in Leisure Acquisition Corp., a special purpose acquisition company affiliated with two members of our management. Interest expense paid to HGV Fund with respect to the promissory notes for the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018 amounted to $12.3 million, $4.1 million and $2.1 million, respectively. The promissory notes under the NPA were repaid on October 1, 2019 (see Note 13).

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”) is one of the lending parties with respect to our senior secured term loans and revolving credit facility under our senior facilities agreement dated September 27, 2019 (see Note 13). The portion of the total loans of $288.6 million under these facilities held by Macquarie UK at December 31, 2019 was $25.8 million and the interest expense payable to Macquarie UK for the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018 amounted to $0.5 million, $0.0 million and $0.0 million, respectively. Macquarie UK’s affiliate, MIHI LLC, which was a co-sponsor of our IPO, owns approximately 13.1% of our common stock and warrants to purchase additional shares. MIHI LLC is also a party to the stockholders agreement that we entered into on December 23, 2016 in connection with the closing of our Business Combination under which it and the Hydra Sponsor are permitted to jointly designate two directors to the Board.

Amounts owed by Innov8 at December 31, 2019 amounted to $0.9 million and revenue receivable from Innov8 for the year ended December 31, 2019 amounted to $0.4 million.

We occupied office space leased by a company affiliated with our Executive Chairman, Hydra Management LLC, and incurred amounts monthly in maintenance expenses primarily for the lease of the office. Expenditures amounted to $0.1 million during the year ended December 31, 2019 less than $0.1 million during the three months ended December 31, 2018 and $0.1 million for the year ended September 30, 2018.

25.	Leases

The Company as Lessee

The Company is party to leases with third parties with respect to various real estate and vehicles. Real estate leases typically include a lease (of the property) and a non-lease (provision of services) component which are accounted for separately. Where lease costs are variable due to future rent reviews, these are treated as part of the lease asset and lease liabilities as they are considered to qualify as variable lease costs which are subject to an index or rate. These costs are included at the amount prior to any reviews, as it is not permitted to estimate future rent reviews. Where real estate leases contain an option to terminate, any period beyond the option date is only included as part of the lease term if the Company is reasonably certain not to exercise the option. Vehicle leases typically contain a lease (of the vehicle) and a non-lease (provision of services) component which are accounted for separately.

The leases have remaining terms of 1 to 20 years.

At December 31, 2019 the Company is party to an agreement that grants it the right to enter into a formal 12.5 year lease on a property once practical completion of certain works at the property has been achieved. Related to this, the Company is paying for fit out works at the property and has recognized an asset in the course of construction as part of Property and Equipment amounting to $0.8 million.

The components of lease expense were as follows:

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2018
	(in millions)
Operating lease costs	$2.1	$0.6	$1.6
Short-term lease costs	0.9	—	—
Variable lease costs	0.7	—	—
Total	$3.7	$0.6	$1.6

Weighted average remaining lease term	22.4 months
Weighted average discount rate	8.3%

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

Future minimum lease payments as of December 31, 2019 were as follows:

Year ending December 31, (in millions)
2020	$3.8
2021	2.7
2022	1.4
2023	0.8
2024	0.6
Thereafter	1.1
Total future minimum lease payments	10.4
Less: imputed interest	(1.6)
Total	$8.8

The Company as Lessor

The Company is party to leases with third parties with respect to various gaming machines. Gaming machine leases typically include a lease (of the machine) and a non-lease (provision of software services) component.

The leases have remaining terms of 1 to 3 years.

As of December 31, 2019, assets recorded under operating leases were $4.1 million and accumulated depreciation associated with finance leases was $0.3 million. Depreciation expense for the year ended December 31, 2019 amounted to $0.3 million.

The components of lease income were as follows:

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2018
	(in millions)
Interest receivable from sales type leases	$0.1	$	$
Operating lease income	0.9
Variable income from sales type leases	0.3
Total	$1.3	$	$

Future minimum sales type lease receivables as of December 31, 2019 were as follows:

Year ending December 31, (in millions)
2020	$1.5
2021	0.6
2022	0.4
2023	0.1
Total future minimum lease receivables	2.6
Less: imputed interest	(0.1)
Total	$2.5

Future minimum operating lease receivables as of December 31, 2019 were as follows:

Year ending December 31, (in millions)
2020	$3.9
2021	3.7
2022	1.4
Total future minimum lease receivables	$9.0

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

26.	Commitments and Contingencies

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

27.	Pension Plan

We operate both defined benefit and defined contributions pension schemes in the UK. The defined contribution scheme assets are held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company and amounted to $2.1 million, $0.4 million and $2.0 million for the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018, respectively. Contributions totaling $0.5 million, $0.3 million and $0.2 million were payable to the fund as at December 31, 2019, December 31, 2018 and September 30, 2018, respectively.

The defined benefit section has been closed to new entrants since April 1, 1999 and closed to future accruals for services rendered to the Company for the entire financial statement periods presented in these consolidated financial statements. Retirement benefits are generally based on a portion of an employee’s pensionable earnings during years prior to 2010.

The latest triennial actuarial valuation of the scheme as at March 31, 2018 was finalized in May 2019. The actuarial valuation revealed that the statutory funding objective was not met, i.e. there were insufficient assets to cover the Scheme’s Technical Provisions and there was a funding shortfall of £5.6 million ($7.4 million) at the valuation date. Under the Recovery Plan and Schedule of Contributions agreed between the Trustee and the Company, on March 15, 2019, it was agreed that no further deficit reduction contributions shall be made to the scheme, except in the event that the scheme funding level does not progress as expected, in which case contingent contributions would be made subject to an agreed maximum amount. At December 31, 2019, it was determined that contingent contributions of $1.1 million will be payable during the year ended December 31, 2020. The funding level of the scheme will next be tested against the expected position as at December 31, 2020 to determine whether contingent contributions are payable over the year to December 31, 2021.

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

The scheme’s investment policy is to maximize long-term financial return commensurate with security and minimizing risk. This is achieved by holding a portfolio of marketable investments that avoids over-concentration of investment and spreads assets both over industries and geographies. In setting investment strategy, the trustees considered the lowest risk strategy that they could adopt in relation to the scheme’s liabilities and designed an asset allocation to achieve a higher return while maintaining a cautious approach to meeting the scheme’s liabilities. The trustees undertook a review of investment strategy and took advice from their investment advisors. They considered a full range of asset classes, the risks and rewards of a range of alternative asset allocation strategies, the suitability of each asset class and the need for appropriate diversification. The pension scheme has implemented a new investment strategy over the year to reduce risk without adversely affecting return. The current strategy is to hold 22% in a diversified growth fund, 12% in diversified credit, 15% in equity-linked bonds, 6% in a liability-driven investment fund and 45% in a buy-in policy.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

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

Our valuation methodologies used for pension assets measured at fair value are as follows. There have been no changes in the methodologies used at December 31, 2019, December 31, 2018 and September 30, 2018.

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

As of December 31, 2019, December 31, 2018 and September 30, 2018, the diversified fund was redeemable at NAV as of the measurement dates and, therefore, classified as Level 2.

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

The following table sets forth the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	December 31, 2019	September 30, 2018
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$94.1	$105.9
Interest cost	2.7	2.9
Prior service cost	—	0.5
Actuarial (gain)/loss	14.1	(8.3)
Benefits paid	(4.2)	(2.6)
Foreign currency translation adjustments	3.7	(2.6)
Benefit obligation at end of period	$110.4	$95.8
Change in plan assets:
Fair value of plan assets at beginning of period	$97.4	$102.5
Actual gain/(loss) on plan assets	10.3	0.7
Employer contributions	0.2	3.3
Benefits paid	(4.2)	(2.6)
Foreign currency translation adjustments	3.6	(2.8)
Fair value of assets at end of period	$107.3	$101.1
Amount recognized in the consolidated balance sheets:
Overfunded (Unfunded) status (non-current)	$(3.1)	$5.3
Net amount recognized	$(3.1)	$5.3

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

The following table presents the components of our net periodic pension benefit cost:

	December 31, 2019	September 30, 2018
	(in millions)
Components of net periodic pension benefit cost:
Interest cost	$2.7	$3.0
Expected return on plan assets	(3.5)	(3.7)
Amortization of net loss	0.3	0.4
Net periodic (benefit) cost	$(0.5)	$(0.3)

The accumulated benefit obligation for all defined benefit pension plans was $110.4 million and $95.8 million as of December 31, 2019 and September 30, 2018, respectively. The overfunded (underfunded) status of our defined benefit pension plans recorded as an asset/liability in our consolidated balance sheets as of December 31, 2019 and September 30, 2018 was $(3.1) million and $5.3 million, respectively.

The estimated net loss, net transition asset (obligation) and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $0.6 million, $nil and $nil, respectively.

The fair value of the plan assets at December 31, 2019 by asset category is presented below:

	Level 1	Level 2	Level 3	Total
	(in millions)
Diversified fund	$—	$68.0	$—	$68.0
Buy-in contract	—	—	38.8	38.8
Cash	0.5	—	—	0.5
Total	$0.5	$68.0	$38.8	$107.3

The fair value of the plan assets at September 30, 2018 by asset category is presented below:

	Level 1	Level 2	Level 3	Total
	(in millions)
Diversified fund	$—	$63.9	$—	$63.9
Buy-in contract	—	—	36.6	36.6
Cash	0.6	—	—	0.6
Total	$0.6	$63.9	$36.6	$101.1

The table below presents the weighted-average actuarial assumptions used to determine the benefit obligation and net periodic benefit cost for the Plan.

	December 31, 2019	September 30, 2018
Discount rate	2.10%	2.90%
Expected return on assets	3.00%	3.70%
RPI inflation	3.00%	3.20%
CPI inflation	2.10%	2.20%
Pension increases – pre-2006 service	2.90%	3.10%
Pension increases – post-2006 service	2.10%	2.20%

The following benefit payments are expected to be paid:

(in millions)
2020	$2.7
2021	$2.8
2022	$2.9
2023	$3.1
2023	$3.1
Thereafter	$19.3

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

28.	Segment Reporting and Geographic Information

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

The Company operates its business along three operating segments, which are segregated based on the basis of revenue stream: Service Based Gaming, Virtual Sports (which includes Interactive) and Acquired Businesses. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.”

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), total assets and total capital expenditures for the periods ended December 31, 2019, December 31, 2018 and September 30, 2018, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions.

As a result of improved processes that have allowed us to more accurately allocate costs between reporting segments, we have reclassified the previously reported segment allocation of selling, general and administrative expenses and stock-based compensation expense for the year ended September 30, 2018.

Segment Information

Year Ended December 31, 2019

	Server Based Gaming	Virtual Sports	Acquired Businesses	Intergroup Eliminations	Corporate Functions	Total
	(in millions)
Revenue:
Service	$71.0	$37.0	$27.6	$(0.7)	$—	$134.9
Hardware	13.5	—	5.3	(0.3)	—	18.5
Total revenue	84.5	37.0	32.9	(1.0)	—	153.4
Cost of sales, excluding depreciation and amortization:
Cost of service	(17.6)	(3.2)	(3.4)	0.7	—	(23.5)
Cost of hardware	(9.1)	—	(3.8)	0.3	—	(12.6)
Selling, general and administrative expenses	(23.6)	(8.7)	(20.1)	—	(20.2)	(72.6)
Stock-based compensation expense	(1.7)	(1.4)	—	—	(5.9)	(9.0)
Acquisition and integration related transaction expenses	—	—	—	—	(6.7)	(6.7)
Depreciation and amortization	(29.1)	(5.5)	(6.0)	—	(1.4)	(42.0)
Segment operating income (loss)	3.4	18.2	(0.4)	—	(34.2)	(13.0)

Net operating loss						$(13.0)

Total assets at December 31, 2019	$80.8	$66.8	$156.7	$—	$23.1	$327.4

Total goodwill at December 31, 2019	$—	$46.4	$34.5	$—	$—	$80.9
Total capital expenditures for the year ended December 31, 2019	$12.3	$5.9	$4.4	$—	$2.6	$25.2

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

Three Months Ended December 31, 2018

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
	(in millions)
Revenue:
Service	$21.8	$8.2	$—	$30.0
Hardware	0.7	—	—	0.7
Total revenue	22.5	8.2	—	30.7
Cost of sales, excluding depreciation and amortization:
Cost of service	(4.9)	(1.1)	—	(6.0)
Cost of hardware	(0.6)	—	—	(0.6)
Selling, general and administrative expenses	(6.9)	(3.2)	(5.2)	(15.3)
Stock-based compensation expense	(0.1)	(0.1)	(1.4)	(1.6)
Acquisition related transaction expenses	—	—	(0.1)	(0.1)
Depreciation and amortization	(7.8)	(1.4)	(0.3)	(9.5)
Segment operating income (loss)	2.2	2.4	(7.0)	(2.4)

Net operating loss				$(2.4)

Total assets at December 31, 2018	$93.0	$68.1	$25.6	$186.7

Total goodwill at December 31, 2018	$—	$44.9	$—	$44.9
Total capital expenditures for the three months ended December 31, 2018	$2.1	$1.2	$0.1	$3.4

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

Year Ended September 30, 2018

	Server Based Gaming	Virtual Sports	Corporate Functions	Total
	(in millions)
Revenue:
Service	$93.1	$37.8	$—	$130.9
Hardware	10.5	—	—	10.5
Total revenue	103.6	37.8	—	141.4
Cost of sales, excluding depreciation and amortization:
Cost of service	(18.0)	(4.6)	—	(22.6)
Cost of hardware	(8.2)	—	—	(8.2)
Selling, general and administrative expenses	(32.1)	(10.7)	(17.3)	(60.1)
Stock-based compensation expense	(0.9)	(0.8)	(5.7)	(7.4)
Impairment expense	(4.7)	(3.0)	—	(7.7)
Acquisition and integration related transaction expenses	—	—	(0.9)	(0.9)
Depreciation and amortization	(34.1)	(6.3)	(1.4)	(41.8)
Segment operating income (loss)	5.6	12.4	(25.3)	(7.3)

Net operating loss				$(7.3)

Total assets at September 30, 2018	$103.4	$69.5	$35.0	$207.9

Total goodwill at September 30, 2018	$—	$45.8	$—	$45.8
Total capital expenditures for the year ended September 30, 2018	$35.3	$6.8	$0.2	$42.3

Geographic Information

Geographic information for revenue is set forth below:

	Year Ended December 31, 2019	Three Months Ended December 31, 2018	Year Ended September 30, 2018
	(in millions)
Total revenue
UK	$103.7	$18.6	$89.6
Greece	20.7	4.8	23.4
Italy	16.2	5.1	18.6
Rest of world	12.8	2.2	9.8
Total	$153.4	$30.7	$141.4

Geographic information of our non-current assets excluding goodwill is set forth below:

	Year Ended December 31, 2019	Three Months Ended December 31, 2018	Year Ended September 30, 2018
	(in millions)
UK	$116.1	$52.8	$60.0
Greece	26.5	32.8	36.2
Italy	2.3	3.0	3.4
Rest of world	6.3	4.1	3.9
Total	$151.2	$92.7	$103.5

Software development costs are included as attributable to the market in which they are utilized.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

29.	Customer Concentration

During the year ended December 31, 2019, two customers represented at least 10% of revenues, accounting for 14% and 13% of the Company’s revenues. During the three months ended December 31, 2018, three customers represented at least 10% of revenues, accounting for 25%, 16% and 11% of the Company’s revenues. During the year ended September 30, 2018, three customers represented at least 10% of revenues, accounting for 24%, 17% and 13% of the Company’s revenues. All these customers were served by both the Server Based Gaming and Virtual Sports segments.

At December 31, 2019, no customers represented at least 10% of the Company’s accounts receivable. At September 30, 2018, three customers represented at least 10% of accounts receivable, accounting for 15%, 13% and 12% of the Company’s accounts receivable.

30.	Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

As a result of the vesting on December 31, 2019 of 273,316 RSUs that had been granted under the Company’s 2018 Plan, the Company issued a total of 166,959 net shares to participants in January 2020 and withheld the balance for taxes.

On January 15, 2020, the Company entered into two interest rate swaps with UBS AG designed to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows on a portion of the current floating rate debt facilities. The swaps fix the variable interest rate of the current debt facilities and provide protection over potential interest rate increases by providing a fixed rate of interest payment in return. These interest rate swaps are for £95 million at a fixed rate of 0.9255% based on the 6-month LIBOR rate and for €60 million at a fixed rate of 0.102% based on the 6 month EUROLIBOR rate and are effective until maturity on October 1, 2023.

As a result of the spread of COVID-19 coronavirus outbreak and subsequent government controls across the territories in which the Company operates (including, but not limited to, the United States, United Kingdom, Greece and Italy) economic uncertainties have arisen which will negatively impact future revenues, at least in the short term, while our customers’ respective land-based venues are closed. Market conditions could remain volatile for some months, and financial impacts could occur, including impairments to receivables, inventory, goodwill and other long lived assets including assets held by the pension scheme, where it is possible that the funded status of the plan recognized on the balance sheet has deteriorated if post balance sheet experience is taken into account. As at the date of filing, indications are that the value of the pension scheme benefit obligation has decreased to a greater extent to that of the assets, with the result that, if reported now, the scheme would recognize an overfunded status. Market conditions remain volatile, however, and any associated actuarial loss (or gain) over the fiscal year to December 31, 2020 will be added to the net actuarial loss (or gain) in accumulated other comprehensive income and amortized over future fiscal years. The potential impact across all asset categories is currently unknown, and will depend, primarily, on the extent of the length of controls.

On March 26, 2020, Lorne Weil, the Executive Chairman of the Company, voluntarily withdrew his Employment Agreement, dated January 31, 2020, from consideration at our upcoming annual meeting of stockholders. Mr. Weil remains employed under his original employment agreement, dated January 16, 2017, as amended.

In addition, the Office of the Executive Chairman and other executives have consented to temporary reductions in base pay calculated on a percentage basis on each of the tiered stacks of the executive’s salary ranging from 0% for the portion under £25,000 to 33.3% for the over £300,000 portion, including as follows:

•	Lorne Weil (Executive Chairman): 25%
•	Brooks Pierce (President and Chief Operating Officer): 21%
•	Daniel Silvers (Executive Vice President and Chief Strategy Officer): 17.22%
•	Stewart Baker (Executive Vice President and Chief Financial Officer): 17%
•	Carys Damon (General Counsel): 17%

(c)	Exhibits.

Exhibit Number	Description
2.1	Share Sale Agreement, dated July 13, 2016, by and among Hydra Industries Acquisition Corp., the Vendors, Target Parent, DMWSL 632 Limited and Gaming Acquisitions Limited, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 19, 2016.

2.2	Completion Arrangements Agreement, dated December 23, 2016, between Hydra Industries Acquisition Corp. and the Vendors listed in schedule 1 to the Share Sale Agreement, incorporated herein by reference to Exhibit 10.18 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016

2.3	Share Purchase Agreement, dated as of June 11, 2019, by and between Inspired Gaming (UK) Limited and Novomatic UK Ltd. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of the Company, filed with the SEC on June 11, 2019).

3.1	Second Amended and Restated Certificate of Incorporation of Inspired Entertainment, Inc., incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

3.2	Amended and Restated Bylaws of Inspired Entertainment, Inc., incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K Company, filed with the SEC on November 11, 2019.

3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of the Company, dated August 14, 2017, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 8-A of the Company, filed with the SEC on August 14, 2017.

4.1	Registration Rights Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and certain security holders, incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014.

4.2	Warrant Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and Continental Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.6 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014.

4.3	Registration Rights Agreement, dated December 23, 2016, by and among Hydra Industries Acquisition Corp. and the Vendors, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

4.4	Stockholders Agreement, dated December 23, 2016, by and among the Company, Hydra Industries Sponsor LLC, Macquarie Sponsor and the Vendors, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

4.5	Rights Agreement, dated as of August 13, 2017, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto), incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of the Company, filed with the SEC on August 14, 2017.

4.6*	Description of Securities.

10.1	Senior Facilities Agreement, dated as of September 27, 2019, by and among Inspired Entertainment, Inc., Gaming Acquisition Limited, Nomura International plc, Macquarie Corporate Holdings Pty Limited (UK Branch), certain lenders named therein, Lucid Agency Services Limited and Lucid Trustee Services Limited, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on October 2, 2019.

Exhibit Number	Description
10.2	Form of Director and Officer Indemnity Agreement, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.3#	Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 4, 2017.

10.4#	Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.5 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017.

10.5#	Form of Grant Agreements under the Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan and Second Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.17 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.6#	Form of Grant Agreements for restricted stock units awards made to A. Lorne Weil and Daniel B. Silvers on December 21, 2017 under the Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended as of December 13, 2017, incorporated herein by reference to Exhibit 10.7 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017.

10.7#	Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan, incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 10, 2018.

10.8#	Forms of Grant Agreements under the Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan (Time-Based Form of Agreement and Performance-Based Form of Agreement), incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 10, 2019.

10.9#	Inspired Entertainment, Inc. 2019 Short-Term Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 10, 2019.

10.10#	Employment Agreement, dated January 16, 2017 by and between Inspired Entertainment, Inc. and Lorne Weil, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.11#	Letter dated August 24, 2018 to A. Lorne Weil, incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 10, 2018.

10.12#	Employment Agreement dated as of January 31, 2020 by and between the Company and A. Lorne Weil, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company, filed with the SEC on February 5, 2020.

10.13#*	Withdrawal Letter, dated March 26, 2020, between Inspired Entertainment, Inc. and A. Lorne Weil.

10.14#*	Letter Agreement, dated March 27, 2020, between Inspired Entertainment, Inc. and A. Lorne Weil.

10.15#*	Employment Agreement, dated February 17, 2020, between Inspired Entertainment, Inc. and Brooks H. Pierce.

10.16#*	Letter Agreement, dated March 28, 2020, between Inspired Entertainment, Inc. and Brooks H Pierce.

10.17#	Employment Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.18#	Amendment, dated December 22, 2017, to the Employee Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers, incorporated herein by reference to Exhibit 10.13 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017.

10.19#	Amendment effective January 31, 2020 to the Employment Agreement dated December 14, 2016 (as amended) by and between the Company and Daniel B. Silvers, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company, filed with the SEC on February 6, 2020.

10.20#*	Letter Agreement, dated March 28, 2020, between Inspired Entertainment, Inc. and Daniel B. Silvers.

10.21#	Employment Agreement, dated March 23, 2017, by and between Inspired Gaming (UK) Limited and Stewart Baker, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.22#	Amendment, dated October 25, 2017, to Service Agreement dated March 23, 2017, by and between Inspired Gaming (UK) Limited and Stewart Baker, incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 4, 2017.

Exhibit Number	Description
10.23#*	Letter Agreement, dated March 30, 2020, between Inspired Entertainment, Inc. and Stewart Baker.

10.24#	Form of Employment Agreement of Inspired Gaming (UK) Limited, entered into by Carys Damon on January 29, 2013, and term sheet setting forth updated terms, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on November 12, 2019.

10.25#*	Letter Agreement, dated March 30, 2020, between Inspired Entertainment, Inc. and Carys Damon.

10.26#	Inspired Entertainment, Inc. Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company, filed with the SEC on July 14, 2017.

10.27#	Non-Employee Director Compensation Policy (updated effective January 1, 2019), incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on February 11, 2019.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer.

32.2**	Section 906 Certification of Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

#	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: March 30, 2020	By:	/s/ A. Lorne Weil
A. Lorne Weil
Executive Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2020	/s/ A. Lorne Weil
A. Lorne Weil, Executive Chairman

Date: March 30, 2020	/s/ Stewart F.B. Baker
Stewart F.B. Baker, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 30, 2020	/s/ Michael R. Chambrello
Michael R. Chambrello, Director

Date: March 30, 2020	/s/ M. Alexander Hoye
M. Alexander Hoye, Director

Date: March 30, 2020	/s/ Ira H. Raphaelson
Ira H. Raphaelson, Director

Date: March 30, 2020	/s/ Desirée G. Rogers
Desirée G. Rogers, Director

Date: March 30, 2020	/s/ Steven M. Saferin
Steven M. Saferin, Director

Date: March 30, 2020	/s/ John M. Vandemore
John M. Vandemore, Director