Form 10-Q
period 2020-03-31
Inspired Entertainment, Inc.
filed 2020-05-15
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _______________

Commission File Number: 001-36689

INSPIRED ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1025534
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

250 West 57th Street, Suite 415
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

As of May 14, 2020, there were 23,021,843 shares of the Company’s common stock issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash	$48.5	$29.1
Accounts receivable, net	32.3	24.2
Inventory, net	16.4	18.8
Prepaid expenses and other current assets	16.9	23.2
Total current assets	114.1	95.3

Property and equipment, net	75.1	79.3
Software development costs, net	43.0	46.9
Other acquired intangible assets subject to amortization, net	8.3	9.9
Goodwill	75.7	80.9
Right of use asset	8.8	9.4
Investment	—	0.6
Other assets	5.5	5.1
Total assets	$330.5	$327.4

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$25.6	$22.2
Accrued expenses	36.6	31.2
Corporate tax and other current taxes payable	6.0	6.6
Deferred revenue, current	10.0	10.1
Operating lease liabilities	3.3	3.6
Other current liabilities	2.3	1.9
Current portion of long-term debt	24.8	2.6
Current portion of finance lease liabilities	—	0.1
Total current liabilities	108.6	78.3

Long-term debt	258.4	270.5
Deferred revenue, net of current portion	15.3	17.7
Derivative liability	1.3	—
Operating lease liabilities	5.0	5.2
Other long-term liabilities	1.4	5.2
Total liabilities	390.0	376.9

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Series A Junior Participating Preferred stock; $0.0001 par value; 1,000,000 shares authorized; 49,000 shares designated; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 22,397,727 shares and 22,230,768 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid in capital	347.6	346.6
Accumulated other comprehensive income	51.5	45.1
Accumulated deficit	(458.6)	(441.2)
Total stockholders’ deficit	(59.5)	(49.5)
Total liabilities and stockholders’ deficit	$330.5	$327.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Service	$43.2	$30.8
Hardware	9.1	2.9
Total revenue	52.3	33.7

Cost of sales, excluding depreciation and amortization:
Cost of service	(6.6)	(5.4)
Cost of hardware	(7.0)	(1.6)
Selling, general and administrative expenses	(29.1)	(14.7)
Stock-based compensation expense	(1.0)	(2.1)
Acquisition and integration related transaction expenses	(3.2)	(0.9)
Depreciation and amortization	(12.6)	(9.7)
Net operating loss	(7.2)	(0.7)

Other (expense) income
Interest income	0.3	—
Interest expense	(6.1)	(4.4)
Change in fair value of earnout liability	—	(2.3)
Change in fair value of derivative liability	—	1.2
Loss from equity method investee	(0.5)	—
Other finance income (expense)	(3.7)	1.1

Total other expense, net	(10.0)	(4.4)

Loss before income taxes	(17.2)	(5.1)
Income tax (expense) benefit	(0.2)	0.1
Net loss	(17.4)	(5.0)

Other comprehensive income/(loss):
Foreign currency translation gain (loss)	3.1	(0.5)
Change in fair value of hedging instrument	(1.5)	(2.1)
Reclassification of gain on hedging instrument to comprehensive income	0.4	1.5
Actuarial gains on pension plan	4.4	0.9
Other comprehensive income/(loss)	6.4	(0.2)

Comprehensive loss	$(11.0)	$(5.2)

Net loss per common share – basic and diluted	$(0.78)	$(0.24)

Weighted average number of shares outstanding during the period – basic and diluted	22,384,268	20,959,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2020

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of December 31, 2019	22,230,768	—	346.6	45.1	(441.2)	(49.5)
Foreign currency translation adjustments	—	—	—	3.1	—	3.1
Actuarial gains on pension plan	—	—	—	4.4	—	4.4
Change in fair value of hedging instrument	—	—	—	(1.5)	—	(1.5)
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	0.4	—	0.4
Shares issued in net settlement of RSUs	166,959	—	—	—	—	—
Stock-based compensation expense	—	—	1.0	—	—	1.0
Net loss	—	—	—	—	(17.4)	(17.4)
Balance as of March 31, 2020	22,397,727	$—	$347.6	$51.5	$(458.6)	$(59.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2019

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of December 31, 2018	20,870,397	—	329.9	55.9	(404.2)	(18.4)
Foreign currency translation adjustments	—	—	—	(0.5)	—	(0.5)
Actuarial gains on pension plan	—	—	—	0.9	—	0.9
Change in fair value of hedging instrument	—	—	—	(2.1)	—	(2.1)
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	1.5	—	1.5
Shares issued in earnout	1,323,558	—	8.6	—	—	8.6
Stock-based compensation expense	—	—	1.7	—	—	1.7
Net loss	—	—	—	—	(5.0)	(5.0)
Balance as of March 31, 2019	22,193,955	$—	$340.2	$55.7	$(409.2)	$(13.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(17.4)	$(5.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12.6	9.7
Amortization of right of use asset	0.9	—
Stock-based compensation expense	1.0	2.1
Change in fair value of derivative liability	—	(1.2)
Change in fair value of earnout liability	—	2.3
Impairment of investment in equity method investee	0.7	—
Foreign currency translation on senior bank debt	3.9	(2.8)
Foreign currency translation on cross currency swaps	—	1.7
Reclassification of gain on hedging instrument to comprehensive income	0.4	—
Non-cash interest expense relating to senior debt	0.5	0.6
Changes in assets and liabilities:
Accounts receivable	(10.0)	(2.4)
Inventory	1.3	0.7
Prepaid expenses and other assets	5.7	1.9
Corporate tax and other current taxes payable	0.1	(0.3)
Accounts payable	4.9	4.4
Deferred revenues and customer prepayment	(0.5)	(3.5)
Accrued expenses	7.5	0.7
Operating lease liabilities	(0.8)	—
Other long-term liabilities	0.3	(0.6)
Net cash provided by operating activities	11.1	8.3

Cash flows from investing activities:
Purchases of property and equipment	(8.4)	(1.5)
Disposals of property and equipment	1.0	0.2
Purchases of capital software	(3.6)	(3.9)
Net cash used in investing activities	(11.0)	(5.2)

Cash flows from financing activities:
Proceeds from issuance of revolver	22.3	—
Repayments of finance leases	(0.1)	(0.2)
Net cash provided by (used in) financing activities	22.2	(0.2)

Effect of exchange rate changes on cash	(2.9)	0.1
Net increase in cash	19.4	3.0
Cash, beginning of period	29.1	16.0
Cash, end of period	$48.5	$19.0

Supplemental cash flow disclosures
Cash paid during the period for interest	$0.1	$4.0
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for operating leases	$1.0	$—

Supplemental disclosure of noncash investing and financing activities
Lease liabilities arising from obtaining right of use assets	$(0.9)	$—
Adjustment to goodwill arising from adjustment to fair value of assets acquired	$(0.3)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies

Company Description and Nature of Operations

Inspired Entertainment, Inc. (the “Company,” “we,” “our,” and “us”) is a global business-to-business gaming technology company, supplying Server Based Gaming (“SBG”) and Virtual Sports (which includes Interactive) systems to regulated lottery, betting and gaming operators worldwide through an “omni-channel” distribution strategy. We provide end-to-end digital gaming solutions on our proprietary and secure network, which accommodates a wide range of devices, including land-based gaming machine terminals, mobile devices such as smartphones and tablets and online computer and social applications. Our products can be found in licensed betting offices, adult gaming centers, bingo halls, and through our Acquired Businesses (defined herein), in UK pubs, airports, motorway service areas, and leisure parks.

Management Liquidity Plans

As of March 31, 2020, the Company’s cash on hand was $48.5 million, and the Company had working capital of $5.5 million. The Company recorded net losses of $17.4 million and $5.0 million for the three months ended March 31, 2020 and 2019, respectively. Net losses include non-cash stock-based compensation of $1.0 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Working capital of $5.5 million includes a non-cash settled item of $10.0 million of deferred income. Management currently believes that, absent any unanticipated COVID-19 impact (see below), the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through May 2021.

Our business is being and will continue to be adversely affected by the rapidly expanding nature of the coronavirus (“COVID-19”) pandemic. All venues offering land-based gaming, including our products, are closed for an indeterminate period of time in the jurisdictions in which we operate through governmental mandate. In addition, the extent of a significant economic impact from the pandemic may result in a decrease in the willingness or ability of consumers to engage in gambling activities. Land-based customers globally, and the United States, United Kingdom, Greece and Italy specifically, are impacted by the COVID-19 pandemic due to the closure of venues. There is also a possibility that player behavior may change following any resolution of the pandemic, including that consumers may spend less time or wager smaller amounts at gambling facilities. The pandemic is adversely affecting a broad range of our operations, including our ability to obtain and ship our products, our ability to continue to develop new products and services and the ability of our customers to pay outstanding amounts due to us. As a result of the significant reductions in revenue and other changes to our business, at least in the short term (which also affects other companies in our industry), we are working to protect our existing available liquidity by pro-actively managing capital expenditures and working capital as well as identifying both immediate and longer term opportunities for cost savings.

As part of these efforts to preserve liquidity, the Company drew all remaining availability (£18.0 million ($22.3 million using rates prevailing at March 31, 2020)) under its £20 million ($24.8 million using rates prevailing at March 31, 2020) revolving credit facility on March 13, 2020 and took other measures including deferring payment of 2019 bonuses, waiving cash payments of Board retainers due to be disbursed during the second quarter of 2020 and furloughing of over 80% of the workforce with the remainder on reduced time and/or pay.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2019 and 2018. The financial information as of December 31, 2019 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2020. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

2.	Inventory

Inventory consists of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Component parts	$11.1	$12.7
Work in progress	2.0	2.1
Finished goods	3.3	4.0
Total inventories	$16.4	$18.8

Component parts include parts for gaming terminals. Included in component parts are reserves for excess and slow-moving inventory of $1.0 million and $0.9 million as of March 31, 2020 and December 31, 2019, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

3.	Contract Liabilities and Other Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At March 31, 2020	$33.3	$8.3	$(25.3)	$(2.2)
At December 31, 2019	$24.5	$15.3	$(27.8)	$(1.9)
At December 31, 2018	$11.5	$11.0	$(32.0)	$(3.6)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $3.5 million and $9.6 million for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.

4.	Derivatives and Hedging Activities

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

Hedges of Multiple Risks

The Company’s objectives in using interest rate derivatives are to add stability to interest and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1.2 million will be reclassified as an increase to interest expense.

As of March 31, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	2	£95 million at a fixed rate of 0.9255% based on the 6-month LIBOR rate and €60 million at a fixed rate of 0.102% based on the 6 month EUROLIBOR rate

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of March 31, 2020.

	Balance Sheet Classification	Asset Derivatives Fair Value	Balance Sheet Classification	Liability Derivatives Fair Value
		(in millions)		(in millions)
Derivatives designated as hedging instruments:
Interest Rate Products	Fair Value of Hedging Instruments	$—	Derivative Liability	$(1.4)
Total derivatives designated as hedging instruments		$—		$(1.4)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income for the three months ended March 31, 2020.

	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income
	(in millions)		(in millions)
Interest Rate and Foreign Exchange Products	$(1.5)	Interest Expense	$(0.4)
Total	$(1.5)		$(0.4)

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2020.

Interest Expense
(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$6.1

Gain/(loss) on cash flow hedging relationships in Subtopic 815-20	$(0.4)

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

The ISDA Master Agreement between Gaming Acquisitions Limited, a wholly-owned subsidiary of the Company, and UBS AG is documented using the 2002 Form and the ISDA standard set-off provision in Section 6(f) of the ISDA Master Agreement apply to both parties and is only modified to include Affiliates of the Payee. There is no CSA and thus there is no collateral posting.

Offsetting of Derivative Assets
March 31, 2020
Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
(in millions)
Fair value of hedging instrument	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities
March 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in millions)
Fair value of hedging instrument	$1.4	$—	$1.4	$—	$—	$—

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

The ISDA Agreement with the Company’s derivative counterparty contains a provision where the Company could be declared in default on its derivative obligations if, among others, its repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. The ISDA Agreement can also be accelerated if Lucid Trustee Services Limited requests or requires that the lender terminates or closes-out any Transaction under the ISDA Agreement pursuant to Clause 4.10 of the Intercreditor Agreement between primarily the Company, Lucid Agency Services as Senior Agent and Lucid Trustee Services Limited as Security Agent; in the event of certain refinancing circumstances; and in the event of certain reductions in the principal with respect to amounts loaned under the Senior Facilities Agreement.

As of March 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to the ISDA Agreements was $1.4 million. As of March 31, 2020, the Company has not posted any collateral related to the ISDA Agreement, as no collateral is required under the terms of such ISDA Agreement. If the Company had breached any of the provision under the ISDA Agreement which resulted in an acceleration of the ISDA Agreement at March 31, 2020, it could have been required to settle its obligations under the ISDA Agreement at its termination value of $1.7 million

5.	Fair Value Measurements

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

		March 31,	December 31,
	Level	2020	2019
		(in millions)
Derivative liability (see Note 4)	2	$1.4	$—
Long term receivable (included in other assets)	2	$1.2	$1.5

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

At March 31, 2020 and December 31, 2019, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

6.	Stock-Based Compensation

The Company’s stock-based compensation plans authorize awards of restricted stock units (“RSUs”), stock options and other equity-related awards. In May 2019, in conjunction with the Company’s stockholders approving the 2018 Omnibus Incentive Plan (the “2018 Plan”), which authorizes a total of 2,550,000 shares to be issued pursuant to awards thereunder, the balances available for awards under the Company’s predecessor plans (i.e., the 2016 Long-Term Incentive Plan and the Second Long-Term Incentive Plan) (collectively, the “Prior Plans”) were terminated. Although outstanding awards under the Prior Plans remain governed by the terms of the Prior Plans, no new awards will be granted or become available for grant under the Prior Plans.

As of March 31, 2020, there were (i) 2,429,011 shares subject to outstanding awards under the Prior Plans, including 1,092,633 shares subject to market-price vesting conditions, and (ii) 1,149,598 shares subject to outstanding awards under the 2018 Plan, including 100,000 shares subject to performance-based target awards and 243,982 shares subject to awards that were previously subject to performance criteria that were determined to be met in March 2020 (at a level equal to approximately 87% of the target awards) which awards continue to remain subject to a time-based vesting schedule. As of March 31, 2020, there were 1,127,086 shares available for new awards under the 2018 Plan and no shares available for new awards under the Prior Plans. All awards consist of RSUs and Restricted Stock.

The Company also has an employee stock purchase plan (“ESPP”) that authorizes the issuance of up to an aggregate of 500,000 shares of common stock pursuant to purchases thereunder by employees. The ESPP, which was approved by stockholders in July 2017, is administered by the Compensation Committee which has discretion to designate the length of offering periods and other terms subject to the requirements of the ESPP. The Company began a twelve-month offering period under the ESPP on June 3, 2019 that authorizes employees to contribute up to 10% of their base compensation to purchase a maximum of 1,000 shares. The shares will be purchased on the last day of the offering period at a discounted price that will be equal to 85% of the lower of: (i) the closing price at the beginning of the offering period and (ii) the closing price at the end of the offering period. The Company estimates that approximately 10,000 shares will be purchased during this offering period. As of March 31, 2020, a total of 475,400 shares remain available for purchase under the ESPP.

A summary of the Company’s RSU activity during the three months ended March 31, 2020 is as follows:

Number of Shares

Unvested Outstanding at January 1, 2020	1,571,964
Granted	247,405
Forfeited	(37,754)
Vested	(11,849)
Unvested Outstanding at March 31, 2020	1,769,766

In addition, the Company issued a total of 166,959 shares during the three months ended March 31, 2020 in connection with the net settlement of RSUs that vested on December 31, 2019.

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

The Company recognized $1.0 million and $2.1 million of stock-based compensation expense during the three months ended March 31, 2020 and 2019, respectively. Total unrecognized compensation expense related to unvested stock awards and unvested RSUs at March 31, 2020 amounts to $7.1 million and is expected to be recognized over a weighted average period of 2.1 years.

7.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at December 31, 2019	(76.5)	1.4	30.0	(45.1)
Change during the period	(3.1)	1.1	(4.4)	(6.4)
Balance at March 31, 2020	$(79.6)	$2.5	$25.6	$(51.5)

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at December 31, 2018	(78.9)	(0.1)	23.1	(55.9)
Change during the period	0.5	0.6	(0.9)	0.2
Balance at March 31, 2019	$(78.4)	$0.5	$22.2	$(55.7)

Included within accumulated other comprehensive income is an amount of $1.0 million relating to the change in fair value of discontinued hedging instruments. This amount will be amortized as a charge to income over the life of the original instrument, to August 2021 in accordance with US GAAP. The remaining $1.5 million relates to currently active hedging instruments.

8.	Net Loss per Share

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
RSUs	2,954,493	1,865,081
Unvested Restricted Stock	624,116	624,116
Stock Warrants	9,539,565	9,539,565
	13,118,174	12,028,762

9.	Other Finance Income (Costs)

Other finance income (costs) consisted of the following:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Pension interest cost	$(0.6)	$(0.7)
Expected return on pension plan assets	0.8	0.9
Foreign currency translation on senior bank debt	(3.9)	2.8
Foreign currency remeasurement on hedging instrument	—	(1.9)
	$(3.7)	$1.1

10.	Income Taxes

The effective income tax rate for the three months ended March 31, 2020 and 2019 was 1.2% and (1.8)%, respectively, resulting in a $0.2 million and ($0.1) million income tax expense/(credit), respectively. The Company’s effective income tax rate has fluctuated primarily as a result of the income mix between jurisdictions.

The income tax expense for the three months ended March 31, 2020 and 2019 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to pre-tax losses for which no tax benefit can be recorded, and foreign earnings being taxed at rates different than the US statutory rate.

11.	Related Parties

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”), is an affiliate of MIHI LLC, the beneficial owner of approximately 16.75% of our common stock. Macquarie UK is one of the lending parties with respect to our senior secured term loans and revolving credit facility under our senior facilities agreement dated September 27, 2019 (the “SFA”). The portion of the total loans of $297.2 million under these facilities held by Macquarie UK at March 31, 2020 was $26.8 million and the interest expense payable to Macquarie UK for the three months ended March 31, 2020 and 2019 amounted to $0.5 million and $0.0 million, respectively. In addition, $0.9 million of a total $10.6 million of accrued interest payable was due to Macquarie UK at March 31, 2020. On April 6, 2020, the Company entered into an Extended Grace Period Letter Agreement (the “Amendment”) to the SFA (see note 17). MIHI LLC, jointly with Hydra Industries Sponsor LLC, is a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC and Hydra Industries Sponsor LLC are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

The Company had a 40% non-controlling equity interest in Innov8 Gaming Limited (“Innov8”) at March 31, 2020. In April 2020, the Company disposed of its interest and the value of its investment has been impaired by $0.7 million to $Nil at March 31, 2020 as a result of the transaction. Amounts owed by Innov8 at March 31, 2020 and December 31, 2019 amounted to $2.1 million and $0.9 million, respectively, and revenue earned from Innov8 for the three months ended March 31, 2020 and 2019 amounted to $0.6 million and $0.0 million, respectively. Amounts payable to Innov8 at March 31, 2020 and December 31, 2019 amounted to $0.2 million and $0.0 million, respectively, and purchases from Innov8 for the three months ended March 31, 2020 and 2019 amounted to $0.2 million and $0.0 million, respectively.

12.	Leases

The Company is party to leases with third parties with respect to various gaming machines. Gaming machine leases typically include a lease (of the machine) and a non-lease (provision of software services) component.

The components of lease income were as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Interest receivable from sales type leases	$—	$—
Operating lease income	1.0	—
Variable income from sales type leases	0.2	—
Total	$1.2	$—

13.	Commitments and Contingencies

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

14.	Pension Plan

We operate both defined benefit and defined contributions pension schemes in the UK. The defined contribution scheme assets are held separately from those of the Company in an independently administered fund. The defined benefit section has been closed to new entrants since April 1, 1999 and closed to future accruals for services rendered to the Company for the entire financial statement periods presented. On March 15, 2019, it was agreed that no further deficit reduction contributions shall be made to the scheme, except in the event that the scheme funding level does not progress as expected, in which case contingent contributions would be made subject to an agreed maximum amount. It was determined that contingent contributions of $1.1 million and expense contributions of $0.4 million would be payable during the year ended December 31, 2020, with agreement reached with the trustees of the scheme to defer $0.4 million of the contingent contributions into the year to December 31, 2021 The funding level of the scheme will next be tested against the expected position at December 31, 2020 to determine whether further contingent contributions are payable over the year to December 31, 2021.

The total amount of employer contributions paid during the three months ended March 31, 2020 amounted to $0.0 million.

The following table presents the components of our net periodic pension benefit cost:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Components of net periodic pension benefit cost:
Interest cost	$0.6	$0.7
Expected return on plan assets	(0.8)	(0.9)
Net periodic (benefit) cost	$(0.2)	$(0.2)

The following table sets forth the estimate of the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	March 31, 2020	December 31, 2019
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$110.4	$94.1
Interest cost	0.6	2.7
Prior service cost	—	—
Actuarial (gain)/loss	(8.7)	14.1
Benefits paid	(0.6)	(4.2)
Foreign currency translation adjustments	(6.6)	3.7
Benefit obligation at end of period	$95.1	$110.4
Change in plan assets:
Fair value of plan assets at beginning of period	$107.3	$97.4
Actual gain/(loss) on plan assets	(3.7)	10.3
Employer contributions	—	0.2
Benefits paid	(0.6)	(4.2)
Foreign currency translation adjustments	(6.5)	3.6
Fair value of assets at end of period	$96.5	$107.3
Amount recognized in the consolidated balance sheets:
Overfunded (Unfunded) status (non-current)	$1.4	$(3.1)
Net amount recognized	$1.4	$(3.1)

15.	Segment Reporting and Geographic Information

The Company operates its business along three operating segments, which are segregated based on revenue stream: Service Based Gaming, Virtual Sports (which includes Interactive) and Acquired Businesses. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), total assets and total capital expenditures for the periods ended March 31, 2020 and 2019, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions.

Segment Information

Three Months Ended March 31, 2020

	Server Based Gaming	Virtual Sports	Acquired Businesses	Intergroup Eliminations	Corporate Functions	Total
	(in millions)
Revenue:
Service	$13.4	$9.0	$21.4	$(0.6)	$—	$43.2
Hardware	3.3	—	6.0	(0.2)	—	9.1
Total revenue	16.7	9.0	27.4	(0.8)	—	52.3
Cost of sales, excluding depreciation and amortization:
Cost of service	(3.6)	(0.9)	(2.7)	0.6	—	(6.6)
Cost of hardware	(1.8)	—	(5.2)	—	—	(7.0)
Selling, general and administrative expenses	(5.0)	(1.7)	(16.9)	—	(5.5)	(29.1)
Stock-based compensation expense	(0.2)	(0.1)	—	—	(0.7)	(1.0)
Acquisition and integration related transaction expenses	—	—	—	—	(3.2)	(3.2)
Depreciation and amortization	(6.2)	(1.4)	(4.8)	—	(0.2)	(12.6)
Segment operating income (loss)	(0.1)	4.9	(2.2)	(0.2)	(9.6)	(7.2)

Net operating loss						$(7.2)

Total assets at March 31, 2020	$69.5	$66.0	$149.8	$—	$45.2	$330.5

Total goodwill at March 31, 2020	$—	$43.6	$32.1	$—	$—	$75.7
Total capital expenditures for the three months ended March 31, 2020	$1.1	$1.6	$6.8	$—	$2.3	$11.8

Three Months Ended March 31, 2019

	Server Based Gaming	Virtual Sports	Acquired Businesses	Intergroup Eliminations	Corporate Functions	Total
	(in millions)
Revenue:
Service	$20.8	$10.0	$—	$—	$—	$30.8
Hardware	2.9	—	—	—	—	2.9
Total revenue	23.7	10.0	—	—	—	33.7
Cost of sales, excluding depreciation and amortization:			—	—
Cost of service	(4.4)	(1.0)	—	—	—	(5.4)
Cost of hardware	(1.6)	—	—	—	—	(1.6)
Selling, general and administrative expenses	(6.6)	(2.2)	—	—	(5.9)	(14.7)
Stock-based compensation expense	(0.4)	(0.3)	—	—	(1.4)	(2.1)
Acquisition and integration related transaction expenses	—	—	—	—	(0.9)	(0.9)
Depreciation and amortization	(7.7)	(1.5)	—	—	(0.5)	(9.7)
Segment operating income (loss)	3.0	5.0	—	—	(8.7)	(0.7)

Net operating loss						$(0.7)

Total assets at December 31, 2019	$80.8	$66.8	$156.7	$—	$23.1	$327.4

Total goodwill at December 31, 2019	$—	$46.4	$34.5	$—	$—	$80.9
Total capital expenditures for the three months ended March 31, 2019	$2.9	$1.4	$—	$—	$0.2	$4.5

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Total revenue
UK	$38.4	$22.2
Greece	4.8	4.8
Italy	2.2	4.2
Rest of world	6.9	2.5
Total	$52.3	$33.7

Geographic information of our non-current assets excluding goodwill is set forth below:

	March 31, 2020	December 31, 2019
	(in millions)
UK	$107.3	$116.1
Greece	23.3	26.5
Italy	2.4	2.3
Rest of world	7.7	6.3
Total	$140.7	$151.2

Software development costs are included as attributable to the market in which they are utilized.

16.	Customer Concentration

During the three months ended March 31, 2020, there were no customers that represented at least 10% of the Company’s revenues. During the three months ended March 31, 2019, three customers represented at least 10% of revenues, accounting for 23%, 14% and 11% of the Company’s revenues. All these customers were served by both the Server Based Gaming and Virtual Sports segments.

At March 31, 2020 and December 31, 2019, there were no customers that represented at least 10% of accounts receivable.

17.	Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

In April 2020, the Company disposed of its 40% non-controlling equity interest in Innov8 Gaming Limited. The value of its investment has been impaired by $0.7 million to $Nil at March 31, 2020 as a result of the transaction.

On April 6, 2020, the Company entered into an Extended Grace Period Letter Agreement (the “Amendment”) to the SFA. The parties entered into the Amendment in order to, among other things, (i) increase the grace period (the “Extended Grace Period”) applicable to payment defaults for non-payment of interest with respect to certain interest payments that became due on April 1, 2020 from three business days to 75 calendar days and (ii) permit certain transfers of the commitments under the SFA to certain entities nominated by the lenders from time to time, subject to certain exceptions. The Amendment also imposed additional obligations on Inspired and its subsidiaries during the Extended Grace Period including, among other things, (i) additional reporting obligations to the lenders under the SFA, including a weekly budget containing a 13-week cash flow forecast, (ii) a minimum liquidity covenant and (iii) restrictions on disposals, incurrence of financial indebtedness or granting of security. The Amendment also contemplates that the parties to the SFA will negotiate in good faith and use all reasonable efforts to further amend and restate the SFA.

Prior to the entry into the Amendment, on April 1, 2020, the Company did not make interest payments in the amounts of £5.7 million, and €3.1 million, (the “Overdue Amounts”) when due under the SFA (the “Trigger Event”). The Trigger Event constituted a Default under and as defined in the SFA, which may, if the Company fails to remedy such Default during the Extended Grace Period, including, without limitation, by failing to enter into the amendment and restatement referred to above, result in an Event of Default, as a result of which all the obligations under the SFA may be accelerated by lenders whose aggregate commitments are equal to or exceed 66.67% of the total commitments under the SFA.

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

Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business, and the timing and ability for us to complete currently contemplated or future acquisitions. Specifically, forward-looking statements may include statements relating to:

●	the future financial performance of the Company;

●	restrictions in our existing borrowings, including covenants set forth in our existing debt facilities (and the recent amendment thereto), or any other indebtedness we may incur in the future, could adversely affect our business, financial condition, or results of operations, and our ability to make distributions to stockholders and the value of our common stock;

●	the market for the Company’s products and services;

●	expansion plans and opportunities, including currently contemplated or future acquisitions or additional business combinations; and

●	other statements preceded by, followed by or that include words such as “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “proposed”, “scheduled”, “seek”, “should”, “target”, “would” or similar expressions, among others.

These forward-looking statements are based on information available as of the date hereof, and current expectations, forecasts and assumptions that involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause our actual results or performance to differ include:

●	the effect and impact of the ongoing global coronavirus (“COVID-19”) pandemic on our business with respect to the potential duration of the pandemic, the various Government-ordered emergency measures including travel restrictions, social distancing and/or shelter in place orders and closure of retail venues and the remediation plans put in place by each Government to potentially mitigate these effects, the detail, scope and application of which are still largely unknown;

●	our ability to compete effectively in our industries;

●	the effect of evolving technology on our business;

●	our ability to renew long-term contracts and retain customers, and secure new contracts and customers;

●	our ability to maintain relationships with suppliers;

●	our ability to protect our intellectual property;

●	our ability to protect our business against cybersecurity threats;

●	government regulation of our industries;

●	our ability to successfully grow by acquisition as well as organically;

●	fluctuations due to seasonality;

●	our ability to attract and retain key members of our management team;

●	our need for working capital;

●	our ability to secure capital for growth and expansion;

●	changing consumer, technology and other trends in our industries;

●	our ability to successfully operate across multiple jurisdictions and markets around the world;

●	changes in local, regional and global economic and political conditions; and

●	other factors.

Overview

We are a global business-to-business gaming technology company, supplying Server Based Gaming (“SBG”) and Virtual Sports (which includes Interactive) systems to regulated lottery, betting and gaming operators worldwide through an “omni-channel” distribution strategy. We provide end-to-end digital gaming solutions on our proprietary and secure network, which accommodates a wide range of devices, including land-based gaming machine terminals, mobile devices such as smartphones and tablets and online computer and social applications. Our products can be found in licensed betting offices, adult gaming centers, bingo halls, and through our Acquired Businesses, in UK pubs, airports, motorway service areas, and leisure parks.

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

On October 1, 2019, the Company completed the acquisition of the Gaming Technology Group (“NTG”) of Novomatic UK Ltd., a division of Novomatic Group, a leading international supplier of gaming equipment and solutions, and heretofore denoted as “Acquired Businesses.”

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

Our Acquired Businesses designs, develops, markets and distributes a broad portfolio of games through our digital network architecture. In addition, it operates analog gaming and amusement machines for certain customers, including UK pubs, adult gaming centers, motorway service stations and holiday resorts.

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

For the three months ended March 31, 2020, we earned approximately 73.5% of our revenue in the UK, 9.1% in Greece, 4.2% in Italy and the remaining 13.2% across the rest of the world. During the three months ended March 31, 2019, we earned approximately 66.0%, 14.3%, 12.5% and 7.2% of our revenue in those regions, respectively.

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

During the three months ended March 31, 2020, we derived approximately 27% of our revenue from sales to customers outside the UK, compared to 34% during the three months ended March 31, 2019.

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

Results of Operations

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three-month period ended March 31, 2020, compared to the same period in 2019; and

●	a discussion and analysis of the results of operations of our SBG and Virtual Sports business segments for the three-month period ended March 31, 2020, compared to the same period in 2019, including KPI analysis; and

●	a discussion and analysis of the results of operations of our Acquired Businesses segments for the three-month period ended March 31, 2020, including KPI analysis.

Our fiscal year begins on January 1 and ends on December 31 of each calendar year. The results for the three months ended March 31, 2020 are unaudited.

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). In the three-month periods ended March 31, 2020 and March 31, 2019, the average GBP:USD rates were 1.28 and 1.30, respectively.

Our results for the quarter ended March 31, 2020 have been impacted by the temporary closure of most non-essential businesses around the world due to the outbreak COVID-19. The ongoing COVID-19 pandemic is expected to have far reaching impact on global commerce, with governments discouraging non-essential movement and/or ordering social distancing and sheltering-in-place in an effort to help control the transmission of COVID-19, which in some cases include the mandatory closure of spaces where the public congregates. With respect to the jurisdictions in which the Company operates, the UK, Italy, Greece, and US (Illinois) each mandated the above shutdown measures in response to COVID-19 on March 20, 2020, March 10, 2020, March 14, 2020, and March 21, 2020, respectively. The financial results discussed herein reflect the impact of these shutdowns through March 31, 2020.

In the discussion and analysis below, certain data may vary from the amounts presented in our consolidated financial statements due to rounding.

Three Months ended March 31, 2020 compared to Three Months ended March 31, 2019

	For the Three-Month Period ended		Variance		Variance
(In millions)	Unaudited Mar 31, 2020	Unaudited Mar 31, 2019	2020 vs 2019		Functional Currency at Constant rate	Functional Currency	Currency Movement

Revenue:
Service	$43.2	$30.8	$12.4	40.2%	$13.0	42.2%	$(0.6)
Hardware	9.1	2.9	6.3	217.9%	6.5	225.9%	(0.2)
Total revenue	52.3	33.7	18.6	55.4%	19.5	57.8%	(0.8)
Cost of sales, excluding depreciation and amortization:
Cost of service	(6.6)	(5.4)	(1.3)	23.7%	(1.4)	25.7%	0.1
Cost of hardware	(7.0)	(1.6)	(5.3)	321.6%	(5.5)	334.0%	0.2
Selling, general and administrative expenses	(29.1)	(14.7)	(14.4)	97.5%	(14.8)	100.1%	0.4
Stock-based compensation	(1.0)	(2.1)	1.1	(50.9)%	1.0	(50.4)%	0.0
Acquisition and integration related transaction expenses	(3.2)	(0.9)	(2.3)	272.0%	(2.5)	293.2%	0.1
Depreciation and amortization	(12.6)	(9.7)	(2.9)	29.6%	(3.1)	32.1%	0.2
Net operating Income (Loss)	(7.2)	(0.7)	(6.4)	893.5%	(6.7)	941.4%	0.2
Other income (expense)
Interest income	0.3	-	0.3	N/A	0.3	985.3%	0.0
Interest expense	(6.1)	(4.4)	(1.7)	38.1%	(1.7)	38.6%	0.0
Change in fair value of earnout liability	-	(2.3)	2.3	(100.0)%	2.3	(100.0)%	(0.0)
Change in fair value of derivative liability	-	1.2	(1.2)	(100.0)%	(1.2)	(100.0)%	(0.0)
Other finance income (expense)	(3.7)	1.1	(4.8)	(419.5)%	(5.0)	(421.5)%	0.2
Loss from equity method investee	(0.5)	-	(0.5)	N/A	(0.5)	N/A	0.0
Total other income (expense), net	(10.0)	(4.4)	(5.6)	129.6%	(5.9)	134.5%	0.2
Net loss from continuing operations before income taxes	(17.2)	(5.1)	(12.1)	247.3%	(12.6)	247.3%	0.5
Income tax expense	(0.2)	0.1	(0.3)	(337.5)%	(0.3)	(352.2)%	0.0

Net loss	$(17.4)	$(5.0)	$(12.4)	250.1%	$(12.9)	258.4%	$0.5

Exchange Rate - $ to £	1.28	1.30

Revenue

Total reported revenue for the three months ended March 31, 2020 increased by $18.6 million, or 55.4%, to $52.3 million on a reported basis. Adverse currency movements accounted for a $0.8 million impact. On a functional currency at constant rate basis, revenue increased by $19.5 million, or 57.8%, with service revenue increasing by $13.0 million and hardware revenue increasing by $6.5 million. The change in total revenue was comprised of a decrease of $7.0 million in SBG revenue, a decrease of $1.0 million in Virtual Sports revenue, offset by an increase in revenue of $27.4 million from the newly-established Acquired Businesses segment. This was offset by $0.8 million in intercompany eliminations.

SBG revenue, which is included in total reported revenue, above, decreased by $6.7 million on a functional currency at constant rate basis, or 28.5%, comprised of a reduction in service revenue of $7.3 million, offset by a $0.6 million increase in hardware sales.

SBG service revenue decreased by $7.5 million on a reported basis, of which $0.2 million was attributable to adverse currency movements. On a functional currency at constant rate basis, SBG service revenue decreased by $7.3 million, or 35.0%, to $13.5 million. This was primarily due to a decrease in revenue in the UK LBO market of $4.4 million as a result of the Triennial Implementation, increased Italy taxes of $0.4 million, the introduction in Italy on January 1, 2020 of the requirement for players to use an identifying card to access and play games, which had an adverse impact of $0.5 million and the impact of retail venue closures as a result of COVID-19 which caused a reduction of $2.1 million. The impact of the decrease related to COVID-19 by market was UK ($1.1 million), Greece ($0.6 million) and Italy ($0.3 million) during the quarter. These negative impacts were partly offset by growth in the Greek market of $0.8 million as a result of the continued rollout of contracted VLTs.

SBG hardware revenue increased by $0.5 million to $3.3 million on a reported basis. On a functional currency at constant rate basis, revenue increased $0.6 million, with adverse currency movements accounted for decreased revenue of $0.1 million.

Virtual Sports reported revenue decreased by $1.0 million, of which $0.2 million was due to exchange rate impact. On a like-for-like basis, Virtual Sports revenue decreased by $0.8 million, or 8.4%, to $9.0 million, of which $0.7 million was due to a one-time payment for a revenue adjustment in 2019, and $1.0 million decline in retail recurring revenue was primarily attributable to shutdowns associated with COVID-19 during March 2020. These declines were partially offset by growth in Scheduled Online Virtuals of $0.5 million and Interactive of $0.4 million.

Acquired Businesses revenue accounted for $21.4 million in service revenue and $6.0 million in hardware revenue. $9.7 million was generated from UK Pub gaming machines and other rental products, including 8,483 Category C gaming machines. An additional $1.9 million in revenue was generated through the UK leisure parks business, with $5.8 million generated from machine rentals to UK motorway services and adult gaming centers.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, which includes machine cost of sales, consumables, content royalties and connectivity costs, increased by $6.6 million, or 93.6%, on a reported basis, to $13.6 million. This increase included the impact of $0.3 million from favorable currency movements. On a functional currency at constant rate basis, cost of sales increased by $6.9 million, or 97.9%.

Of this increase, $7.9 million was attributable to the acquisition of the Acquired Businesses, comprised of $2.7 million in service costs and $5.2 million in hardware costs. This was offset by a $0.8 million decrease in SBG service costs due to reduced consumable usage in line with reduced machine estate and COVID-19 impact.

Selling, general and administrative expenses

SG&A expenses increased by $14.4 million, or 97.5%, on a reported basis, to $29.1 million. This included $0.4 million of favorable currency movements. On a functional currency at constant rate basis, SG&A increased by $14.8 million, or 100.1%. The reported increase was driven by incremental SG&A expenses of $16.9 million from the Acquired Businesses. This was partially offset by a $2.0 million decrease in selling, general and administrative expenses in SBG and Virtual Sports.

Stock-based compensation

During the three months ended March 31, 2020, the Company recorded an expense of $1.0 million with respect to outstanding awards. Of this expense, $0.1 million related to costs from awards made under the 2016 Long Term Incentive Plan and $0.9 million from awards made under the 2018 Plan. The entirety of this cost related to recurring costs. During the three months ended March 31, 2019, the charge for stock-based compensation was $2.1 million. Of this expense, $1.5 million related to costs from awards made under the 2016 Long Term Incentive Plan and $0.6 million from awards made under the 2018 Plan with some of the 2018 Plan awards impacted by movements in the stock price between the award granting date and May 14, 2019, the date the scheme was formally approved by stockholders. Following approval, the cost was no longer impacted by stock price movements being charged by the same method as all other award plans.

Acquisition and integration related transaction expenses

Acquisition related transaction expenses increased by $2.3 million to $3.2 million, on a reported basis. The entirety of the 2020 and 2019 period expenses were related to work in respect of potential acquisitions with the 2019 expenses relating to the acquisition and third party integration fees linked exclusively to the acquisition and integration of Novomatic UK’s Gaming Technology Group and the 2020 expenses relating to the group reorganization and integration costs following the acquisition.

Depreciation and amortization

Depreciation and amortization increased by $2.9 million, or 29.6%, on a reported basis, to $12.6 million. This included the impact of favorable currency movements of $0.2 million.

On a functional currency at constant rate basis, depreciation and amortization increased by $3.1 million, or 32.1%. This increase was driven by incremental depreciation and amortization of $4.8 million from the Acquired Businesses. This was partially offset by a $1.4 million decrease of depreciation and amortization in SBG and Virtual Sports, due primarily to UK and Italy machine estates reaching full depreciation status.

Net operating loss

During the period on a reported basis, net operating loss increased by $6.4 million from a loss of $0.7 million to a loss of $7.2 million. On a functional currency at constant rate basis, net operating loss increased by $6.7 million, mainly due to the increase in cost of sales and SG&A expenses as well as a $0.3 million adverse currency movement, offset by higher revenues attributable to the Acquired Businesses. The net impact of the Triennial Implementation in the UK for the period (included in the above) was $1.8 million.

Interest expense

During the period on a reported basis, net operating loss increased by $6.4 million from a loss of $0.7 million to a loss of $7.2 million. On a functional currency at constant rate basis, net operating loss increased by $6.7 million, mainly due to the increase in cost of sales and SG&A expenses as well as a $0.3 million adverse currency movement, offset by higher revenues attributable to the Acquired Businesses. The net impact of the Triennial Implementation in the UK for the period (included in the above) was $1.8 million.

Change in fair value of earnout liability

Due solely to changes in the share price ($6.51 at March 25, 2019 and $4.80 at December 31, 2018) the charge in the three months ended March 31, 2019 from a change in the fair value of earnout liability was $2.3 million. On March 25, 2019, the shares relating to the earnout liability were issued. There were no such liabilities in the three months ended March 31, 2020.

Change in fair value of derivative liability

Following the termination of the cross-currency swaps on October 1, 2019, there was no change in the fair values of derivative liabilities in the three months ended March 31, 2020. For the three months ended March 31, 2019, the change in fair value of derivative liability was a $1.2 million credit.

Other finance income

Other finance income for the three months ended March 31, 2020 was a charge of $3.7 million compared to a $1.1 million credit in the three months ended March 31, 2019. This was primarily due to an adverse foreign exchange impact of $6.8 million in retranslating the debt balance which was partly offset by a $1.9 million loss in the three months ended March 31, 2019 from the GBP:USD cross-currency swap which was terminated on October 1, 2019.

Income tax expense

Our effective tax rate for the period ended March 31, 2020 was 1.3% and our effective tax rate for the period ended March 31, 2019 was (1.8)%.

Net loss

On a reported basis, net loss increased by $12.4 million, from a loss of $5.0 million to a loss of $17.4 million in the three months ended March 31, 2020. On a functional currency at constant rate basis, net loss increased by $12.9 million, mainly due to the impact of the Triennial Implementation and the shutdowns associated with COVID-19, as well as increases in operating expenses attributable to the Acquired Businesses, in addition to increases in interest expense and other finance costs, offset by a reduction in earnout liability.

Three Months ended March 31, 2020 compared to Three Months ended March 31, 2019 – Server Based Gaming Segment

Revenue growth for our SBG business is principally driven by the number of operator customers we have, the number of SBG machines in operation, the net win performance of the machines and the net win percentage that we receive pursuant to our contracts with our customers.

SBG Segment, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Unaudited	Unaudited
	Mar 31,	Mar 31,
SBG	2020	2019	2020 vs 2019
				%
End of period installed base (# of terminals)	32,790	35,286	(2,496)	(7.1)%
Average installed base (# of terminals)	32,814	35,022	(2,207)	(6.3)%
Customer Gross Win per unit per day (1)	£65.07	£104.77	£(39.69)	(37.9)%
Customer Net Win per unit per day (1)	£48.42	£73.11	£(24.69)	(33.8)%
Inspired Blended Participation Rate	6.0%	6.1%	(0.1)%

(1)	Includes all SBG terminals in which the company takes a participation revenue share across all territories

In the table above:

“End of Period Installed Base” is equal to the number of deployed SBG terminals at the end of each period that have been placed on a participation basis. SBG participation revenue, which comprises the majority of SBG service revenue, is directly related to the terminal installed base. This is the medium by which customers generate revenue and distribute a revenue share to the Company. To the extent all other KPIs and certain other factors remain constant, the larger the installed base, the higher the Company’s revenue will be for that period. Management gives careful consideration to this KPI in terms of driving growth across the segment.

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

SBG Segment, key events that affected results for the Three Months ended March 31, 2020

During the period Customer Gross Win per unit per day in the total UK market (including non-LBO markets) decreased by 31.7%. This was due to the Triennial Implementation outcome in the UK as well as attributable to COVID-19 impact with retail venues closing from March 21, 2020 through the end of the period. The revenue impact of the triennial regulatory change was in line with our expectations.

During the period, an additional 94 self-service betting terminals were sold and deployed in the UK LBO market. These are part of a confirmed 170 unit order due to be completed when the UK retail market reopens. In addition to hardware sale margin, these terminals also generate a recurring service fee.

During the period, new market sales continued in North America, which we entered in December 2019. Hardware sales of a further 161 “Valor” terminal were sold to multiple customers in Illinois.

In Italy, Customer Net Win per unit per day decreased by 61.7%, due to an increase in the average revenue tax of 1.0% from 8.3% in 2019 to 9.3% in 2020, the impact of card reader implementation on January 1, 2020 and the closure of retail venues commencing March 9, 2020 as a result of COVID-19.

Greece Customer Gross Win per unit per day (in EUR) decreased by 18.5%, due solely to the closure of retail venues commencing March 14, 2020 due to COVID-19. Prior to the venue closures, Gross Win per unit per day was in line with first quarter 2019 despite the increase in average volume of over 1,300 VLTs.

Customer Gross Win per unit per day (in our functional currency, GBP) decreased by £40 or 37.9% across the entire estate, driven mainly by the reduction in maximum permitted bets on B2 gaming machines in the UK in accordance with the Triennial Implementation, and the impact of the COVID-19 shutdown in March 2020. These impacts along with reduced tax in the UK LBO market post triennial, partly offset by a 1.0% average increase in the Italy tax rate resulted in a Net Win per unit per day decrease on total SBG of £25 or 33.8%. Our blended participation rate reduced by 0.1% to 6.0%

SBG Segment, Three Months ended March 31, 2020 compared to Three Months ended March 31, 2019

Server Based Gaming

	For the Three-Month Period ended
	Unaudited	Unaudited	Variance		Variance
(In millions)	Mar 31, 2020	Mar 31, 2019	2020 vs 2019		Functional Currency at Constant rate	Functional Currency	Currency Movement

Revenue:
Service	$13.4	$20.8	$(7.5)	(35.8)%	$(7.3)	(35.0)%	$(0.2)
Hardware	3.3	2.9	0.5	16.4%	0.6	19.3%	(0.1)
Total revenue	16.7	23.7	(7.0)	(29.5)%	(6.7)	(28.5)%	(0.2)

Cost of sales, excluding depreciation and amortization:
Cost of service	(3.6)	(4.4)	0.8	(18.4)%	0.8	(17.3)%	0.0
Cost of hardware	(1.8)	(1.6)	(0.1)	8.2%	(0.2)	10.5%	0.0
Total cost of sales	(5.4)	(6.0)	0.7	(11.1)%	0.6	(9.8)%	0.1

Selling, general and administrative expenses	(5.0)	(6.6)	1.5	(23.3)%	1.7	(24.5)%	(0.1)

Stock-based compensation	(0.2)	(0.4)	0.2	(60.3)%	0.2	(59.5)%	0.0

Depreciation and amortization	(6.2)	(7.7)	1.5	(19.1)%	1.3	(17.2)%	0.1

Net operating Income (Loss)	$(0.1)	$3.0	$(3.1)	(102.0)%	$(2.9)	(104.7)%	$(0.1)
Exchange Rate - $ to £	1.28	1.30

SBG Segment Revenue

In the period revenue decreased by $7.0 million, to $16.7 million, on a reported basis. A small part of this decrease was due to adverse currency movements of $0.2 million. On a functional currency at constant rate basis, SBG revenue decreased by $6.7 million, or 28.5%.

Service revenue decreased by $7.5 million on a reported basis, and adverse currency movements accounted for $0.2 million of the decrease. On a functional currency at constant rate basis, SBG service revenue decreased by $7.3 million, or 35.0%, to $13.4 million. This was primarily due to a decrease in revenue in the UK LBO market of $4.4 million as a result of the Triennial Implementation, increased Italy taxes of $0.4 million, the adverse impact of the introduction in Italy of player cards of $0.5 million, and the impact of retail venue closures as a result of COVID-19 of $2.1 million. The impact of the decrease related to COVID-19 by market is $1.1 million in the UK, $0.6 million in Greece and $0.3 million in Italy. These negative impacts were partly offset by growth in Greek market of $0.8 million as a result of the continued rollout of contracted VLTs.

UK LBO Customer Gross Win per unit per day decreased by approximately 32.3%, in which this reduction was divided into the impact of Triennial Implementation of approximately 23.0% and the COVID-19 shutdown commencing March 21, 2020 driving the remaining 9.3% adverse impact. The revenue impact of the Triennial Implementation was in line with our expectations.

Hardware revenue increased by $0.5 million to $3.3 million on a reported basis. On a functional currency at constant rate basis, the revenue increase was $0.6 million with adverse currency movements accounting for decreased revenue of $0.1 million. The increase in hardware revenue was driven by continued “Valor cabinet” new market sales in North America of $2.3 million following our breakthrough in the fourth quarter of 2019 and $0.4 million of “Flex cabinet” sales to a major UK Bingo market customer.

SBG Segment Operating Income

Cost of sales (excluding depreciation and amortization) decreased by $0.7 million to $5.4 million, on a reported basis. This variance was impacted by minimal favorable currency movements of $0.1 million. On a functional currency at constant rate basis, cost of sales decreased by $0.6 million.

Service cost of sales decreased by $0.8 million, on a reported basis. On a functional currency basis, service cost of sales decreased by $0.8 million as a result of lower consumables spend in the UK LBO market of $0.4 million.

Hardware cost of sales increased by $0.1 million to $1.8 million on a reported basis.

SBG SG&A expense declined by $1.5 million, reflecting ongoing restructuring, as well as synergies associated with the acquisition of the Acquired Businesses. Of this reduction, $1.0 million is attributable to reduced staff costs.

Depreciation declined by $1.5 million on a reported basis, or 19.1%. On a functional currency basis, depreciation declined by $1.3 million, reflecting $0.1 million in favorable currency impact. The decrease in depreciation expense was due to the machines in the UK estate becoming fully depreciated, offset by additional depreciation from new machines in the Greek estate.

Operating income declined by $3.1 million, declining from a $3.0 million reported operating profit to a $0.1 million operating loss year over year, as the decline in revenue was only partially offset by the declines in cost of sales, SG&A, and depreciation.

SBG Segment, Recurring Revenue

Set forth below is a breakdown of our SBG recurring revenue. SBG recurring revenue consists principally of SBG participation revenue.

	For the Three-Month Period ended		Variance
	Unaudited	Unaudited
	Mar 31,	Mar 31,
(In £ millions)	2020	2019	2020 vs 2019%
SBG Recurring Revenue
Total SBG Revenue	£13.0	£18.2	£(5.2)	(28.5)%
SBG Participation Revenue	£8.6	£14.0	£(5.3)	(38.1)%
SBG Other Fixed Fee Recurring Revenue	£0.2	£0.3	£(0.1)	(41.4)%
Total SBG Recurring Revenue	£8.8	£14.3	£(5.5)	(38.2)%
SBG Recurring Revenue as a % of Total SBG Revenue	68.0%	78.7%	(10.6)%

In the table above:

“SBG Participation Revenue” includes our share of revenue generated from (i) our SBG terminals placed in gaming and lottery venues; and (ii) licensing of our game content and intellectual property to third parties.

“SBG Other Fixed Fee Recurring Revenue” includes service revenue in which the Company earns a periodic fixed fee on a contracted basis.

“Total SBG Recurring Revenue” is equal to SBG Participation Revenue plus SBG Other Fixed Fee Recurring Revenue.

SBG Segment, Service Revenue by Region

Set forth below is a breakdown of our SBG service revenue by geographic region. SBG service revenue consists principally of SBG participation revenue.

Server Based Gaming Service Revenue by Region	For the Three-Month Period ended		Variance		Variance
(In millions)	Unaudited Mar 31, 2020	Unaudited Mar 31, 2019	2020 vs 2019		Functional Currency at Constant rate	Functional Currency	Currency Movement

Service Revenue:
UK LBO	$7.4	$13.3	$(5.9)	(44.4)%	$(5.8)	(43.7)%	$(0.1)
UK Other	$1.0	$1.3	(0.3)	(26.2)%	(0.3)	(25.3)%	(0.0)
Italy	$0.8	$2.0	(1.2)	(62.0)%	(1.2)	(61.8)%	(0.0)
Greece	$4.1	$4.0	0.1	3.3%	0.2	4.5%	(0.0)
Rest of the World	$0.1	$0.2	(0.1)	(44.9)%	(0.1)	(43.8)%	(0.0)

Total service revenue	$13.4	$20.8	$(7.5)	(35.8)%	$(7.3)	(35.0)%	$(0.2)

Exchange Rate - $ to £	1.28	1.30

Virtual Sports Segment, Three Months ended March 31, 2020 compared to Three Months ended March 31, 2019

Virtual Sports Segment, Key Performance Indicators

	For the Three-Month Period ended		Variance
Virtuals	Unaudited Mar 31, 2020	Unaudited Mar 31, 2019	2020 vs 2019
				%
No. of Live Customers at the end of the period	110	101	9	8.9%
Average No. of Live Customers	108	99	9	9.6%
Total Revenue (£‘m)	£7.0	£7.7	£(0.6)	(8.4)%

Total Virtual Sports Recurring Revenue (£‘m)	£6.4	£7.0	£(0.6)	(8.3)%
Total Revenue £‘m - Retail	£3.3	£4.1	£(0.8)	(18.7)%
Total Revenue £‘m - Scheduled Online Virtuals	£2.7	£2.9	£(0.2)	(6.4)%
Total Revenue £‘m - Interactive	£1.0	£0.6	£(0.3	50.2)%
Average Revenue Per Customer per day (£)	£705	£844	£(138)	(16.4)%

In the table above:

“No. of Live Customers at the end of the period” and “Average No. of Live Customers” represent the number of customers from which there is Virtual Sports revenue at the end of the period and the average number of customers from which there is Virtual Sports revenue during the period, respectively.

“Total Revenue (£m)” represents total revenue for the Virtual Sports segment, including recurring and upfront service revenue. Total revenue is also divided between “Total Revenue (£m) – Retail,” which consists of revenue earned through players wagering at Virtual Sports venues, “Total Revenue (£m) – Scheduled Online Virtuals,” which consists of revenue earned through players wagering on Virtual Sports online, and “Total Revenue (£m) – Interactive,” which consists of revenue earned through our Interactive product.

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

Virtual Sports Segment, Recurring Revenue

	For the Three-Month Period ended		Variance
	Unaudited	Unaudited
(In £ millions)	Mar 31, 2020	Mar 31, 2019	2020 vs 2019
				%
Virtual Sports Recurring Revenue

Total Virtual Sports Revenue	£7.0	£7.7	£(0.6)	(8.4)%

Recurring Revenue - Retail and Scheduled Online Virtuals	£5.5	£6.4	£(0.9)	(14.3)%
Recurring Revenue - Interactive	£0.9	£0.6	£0.3	49.4%
Total Virtual Sports Recurring Revenue	£6.4	£7.0	£(0.6)	(8.6)%
Virtual Sports Recurring Revenue as a Percentage of Total	91.8%	92.0%	(0.2)%
Virtual Sports Revenue

For definitions of the terms used in the table above, see the definitions provided above.

Virtual Sports Segment, key events that affected results for the Three Months ended March 31, 2020

The COVID-19 pandemic has impacted retail recurring revenues in March with most key territories being offline for part of the month. As a result, Retail Virtuals revenues have declined but both Scheduled Online Virtuals and Interactive revenues have seen significant growth in a short period.

During the period Bet365 launched with two streams of our new V-Play Basketball product and an additional stream of V-Play Cricket, both have proven to be very successful.

The Interactive division launched with four new customers including 888, BCLC and Resorts Casino New Jersey during the quarter and added the strong Sky Vegas brand to its portfolio in addition to Sky Bingo, all of which have performed well. In addition to the new customer launches there were new proprietary content releases, Stacked Fire 7’s, Prison Escape, Chocolate Cashpots and Anubis Wild all of which have contributed significantly to the strong performance in the quarter.

The Average Number of Live Customers during the period increased by nine, from 99 to 108. Including the launch of four new Interactive customers in the quarter, our Average Number of Live Interactive Customers for the period increased to 52.

Our average revenue per customer declined during the quarter primarily due to a one-time adjustment in 2019 of $0.7 million for historical underpayments of revenue share from a major online virtual customer that did not recur and the decline in retail revenues of $1.0 million attributable to the COVID-19 shutdown, driven mainly by Italy which was closed down earlier than other territories. The combined decline of $1.7 million was partially offset by Schedule Online Virtuals growth of $0.5 million and Interactive growth of $0.4 million.

Virtual Sports Segment, Three Months ended March 31, 2020 compared to Three Months ended March 31, 2019

Virtual Sports	For the Three-Month Period ended		Variance		Variance
(In millions)	Unaudited Mar 31, 2020	Unaudited Mar 31, 2019	2020 vs 2019		Functional Currency at Constant rate	Functional Currency	Currency Movement

Service Revenue	$9.0	$10.0	$(1.0)	(10.1)%	$(0.8)	(8.4)%	$(0.2)
Cost of Service	(0.9)	(1.0)	0.1	(9.0)%	0.1	(7.7)%	0.0
Selling, general and administrative expenses	(1.7)	(2.2)	0.5	(22.3)%	0.7	(29.0)%	(0.2)
Stock-based compensation	(0.1)	(0.3)	0.2	(68.5)%	0.2	(67.9)%	0.0
Depreciation and amortization	(1.4)	(1.5)	0.1	(7.1)%	0.1	(5.3)%	0.0
Net operating Income (Loss)	$4.9	$5.0	$(0.1)	(1.7)%	$0.3	5.7%	$(0.3)
Exchange Rate - $ to £	1.28	1.30

Virtual Sports Segment revenue. In the period revenue decreased by $1.0 million, or 10.1%, on a reported basis. This decrease includes the impact of adverse currency movements of $0.2 million. On a functional currency at constant rate basis, Virtual Sports revenue decreased by $0.8 million, or 8.4%. This decrease included a $0.7 million one-time adjustment in 2019 for a payment of historically under reported revenue share and a $1.0 million decline in retail recurring revenue from the COVID-19 national shutdowns, predominantly driven by Italy which locked down earlier than other territories. Declines were partially offset by growth in Scheduled Online Virtuals of $0.5 million and Interactive of $0.4 million.

Virtual Sports Segment operating income. Cost of service decreased by $0.1 million to $0.9 million, on a reported basis. There was minimal impact from favorable currency movements.

SG&A expenses decreased by $0.5 million on a reported basis. This decrease includes the impact of adverse currency movements of $0.2 million. On a functional currency at constant rate basis, SG&A decreased by $0.7 million, driven by staff-related cost savings of $0.1 million and other costs savings of $0.6 million, including $0.2 million exceptional expenses.

Depreciation and amortization decreased by $0.1 million, to $1.4 million, on a reported basis. There was de minimis impact from currency movements.

Operating profit decreased by $0.1 million on a reported basis, to $4.9 million, which includes an impact of $0.3 million from adverse currency movements. On a functional currency at constant rate basis, this represented an increase of $0.3 million, or 5.7%. This was primarily due to a decrease in cost of service and lower SG&A expenses, partly offset by lower revenue.

Acquired Businesses segment, key events that affected results for the Three Months ended March 31, 2020

We generate revenue from our Acquired Businesses segment through the manufacturing, marketing, and rental of our gaming machines and gaming software. We manufacture gaming machines for rental to UK pubs, adult gaming centers, bowling alleys, motorway service stations, and leisure parks, as well as for sale. We receive rental fees for machines, typically on a long-term contract basis, on both a participation and fixed fee basis, with our newer digital pub machines typically contracted on a fixed fee basis. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and any relevant regulatory levies) from gaming terminals placed in our customers’ facilities. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Acquired Businesses is principally driven by the number of operator customers we have, the number of gaming machines in operation, the net win performance of the machines and the net win percentage that we receive pursuant to our contracts with our customers.

Acquired Businesses segment, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Unaudited Mar 31,	Unaudited Mar 31,
Acquired Businesses	2020	2019	2020 vs 2019
				%
Pub Digital Cat C Gaming Machines - Average installed base (# of terminals)	5,746	4,166	1,580	37.9%

Inspired Pubs Revenue per Digital Cat C Gaming Machine per week	£60.15	£63.30	£(3.14)	(5.0)%

Pub Analogue Digital Cat C Gaming Machines - Average installed base (# of terminals)	2,737	4,103	(1,366)	(33.3)%

Inspired Pubs Revenue per Analogue Cat C Gaming Machine per week	£38.20	£43.93	£(5.72)	(13.0)%

End of Period % of Digital Cat C Gaming Machines in Pub Market	68.2%	52.4%	15.8%

Total Leisure Parks Revenue (Gaming and Non Gaming) (£‘m)	£1.5	£1.6	£(0.2)	(10.3)%

AGC and MSA Gaming Machines - Average installed base (# of terminals)(1)	5,042	5,913	(871)	(14.7)%

Inspired AGC and MSA Revenue per Gaming Machine per week	£68.86	£59.76	£9.10	15.2%

(1) Adult Gaming Centers and Motorway Service Area machines

In the table above:

End of period installed base and Average installed base represent the number of gaming machines installed from which there is participation or rental revenue at the end of the period or as an average over the period.

Revenue per machine unit per week represents the average weekly participation or rental revenue recognized during the period.

The % Digital Cat C represents the percentage of the Company’s UK pub gaming machine estate located with that is digital.

Acquired Businesses segment, key events that affected results for the Three Months ended March 31, 2020

On October 1, 2019, the Company completed the acquisition of the Gaming Technology Group (“NTG”) of Novomatic UK Ltd., a division of Novomatic Group, a leading international supplier of gaming equipment and solutions. As per ASC 280, the Company reports the results of this acquisition as a business segment denoted as “Acquired Businesses.” Because the Company completed the transaction on October 1, 2019, it can only report the results since that date.

Acquired Businesses segment, Three Months ended March 31, 2020

Acquired Businesses	For the Three-Month Period ended
Unaudited Mar 31,
($ in millions)	2020

Revenue:
Service	$21.4
Hardware	6.0
Total revenue	27.4

Cost of sales, excluding depreciation and amortization:
Cost of service	(2.7)
Cost of hardware	(5.2)
Total cost of sales	(7.9)

Selling, general and administrative expenses	(16.9)

Depreciation and amortization	(4.8)

Net Operating Income (Loss)	$(2.2)

Exchange Rate - $ to £	1.28

Acquired Businesses Segment Revenue

Acquired Businesses service revenue was $21.4 million in the first quarter, of which $9.7 million was generated from Pub customers for gaming machines and other rental products. The Company’s average installed base within the Pub business included 8,483 Category C gaming machines. Digital gaming machines accounted for 68.2% of the total Category C gaming machines at the end of the period, which was an increase from 52.4% at the end of the comparable period in 2019. This reflects the continued conversion of Category C gaming machines from analog to digital in the UK Pub estate. This represents a 37.9% increase over the prior year’s installed base of digital Category C gaming machines. The increase in the Company’s digital machine base was continuing to drive revenue per gaming machine per week until the shutdown of the UK market related to the COVID-19 pandemic, which led to revenues reducing to almost zero during the last two weeks of the period, resulting in a reduction in revenue per digital terminal of 5.0% for the quarter.

The Leisure business includes Leisure Parks, MSAs, AGCs and bowling alleys as well as software license fees associated with one-time hardware sales. Leisure parks contributed $1.9 million in revenue, which was $0.2 million lower than the prior year, caused by the closure of all leisure parks for the final two weeks of the quarter, as described above. Revenue from MSAs and AGCs was $5.8 million in the quarter and included 5,042 machines on a rental basis, generating an average of £68.86 per week. Software license fee revenue was $1.4 million in the quarter.

Acquired Businesses hardware revenue was $6.0 million and includes the sale of 930 machines as well as spare parts and repairs.

Acquired Businesses Segment Operating Income

Acquired Businesses operating income reflects cost of sales of $7.9 million (comprised of manufacturing costs, content royalties, spare parts, distribution costs, and certain gaming taxes), SG&A expenses of $16.9 million including service network costs, facilities, and staffing, and depreciation and amortization of $4.8 million, reflecting capitalized game development and machine deployment levels.

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

Adjusted EBITDA is defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense, and other additional exclusions and adjustments. Such additional excluded amounts include stock-based compensation U.S. GAAP charges where the associated liability is expected to be settled in stock, and changes in the value of earnout liabilities and income and expenditure in relation to legacy portions of the business (being those portions where trading no longer occurs) including closed defined benefit pension schemes. Additional adjustments are made for items considered outside the normal course of business, including (1) restructuring costs, which include charges attributable to employee severance, management changes, restructuring, dual running costs, costs related to facility closures and integration costs, (2) merger and acquisition costs and (3) gains or losses not in the ordinary course of business. This does not include any losses related to COVID-19.

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

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Loss, to Adjusted EBITDA are shown below. The 2019/2020 EBITDA comparison does not include the Acquired Businesses in the 2019 results.

Reconciliation to Adjusted EBITDA

	For the Three-Month Period ended
	Unaudited	Unaudited
	Mar 31,	Mar 31,
(In millions)	2020	2019
Net loss	$(17.4)	$(5.0)
Items Relating to Discontinued Activities:
Pension charges (1)	0.2	0.2

Items outside the normal course of business:
Costs of group restructure (2)	0.1	1.5
Acquisition and integration related transaction expenses (3)	3.2	0.9
Impairment on interest in equity method investee(4)	0.7	-

Stock-based compensation expense	1.0	2.1

Depreciation and amortization	12.6	9.7
Total other expense, net	9.5	4.4
Income tax	0.2	(0.1)
Adjusted EBITDA	$10.1	$13.7

Adjusted EBITDA	£7.8	£10.5

Exchange Rate - $ to £ (5)	1.28	1.30

Notes to table:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Central Functions.

(2)	“Costs of group restructure” include redundancy costs, Payments In Lieu of Notice costs, any associated employer taxes and costs associated with onerous property leases. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs. These costs were primarily incurred in connection with the property consolidation.

(3)	Acquisition and integration related transaction expenses, Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(4)	In April 2020, the Company disposed of its 40% non-controlling equity interest in Innov8 Gaming Limited. The value of its investment has been impaired by $0.7 million to $Nil at March 31, 2020 as a result of the transaction.

(5)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Reconciliation to Adjusted Revenue

	For the 3-Month Period ended
	Unaudited Mar 31,	Unaudited Mar 31,
(In millions)	2020	2019
Net revenues	$52.3	$33.7
Less Nil Margin Sales	-	-
Adjusted Revenue	$52.3	$33.7

Adjusted Revenue	£40.8	£25.8

Exchange Rate - $ to £	$1.28	$1.30

We believe that accounting for nil margin hardware sales in conformance with U.S. GAAP can result in a distorted presentation of our revenue and growth. Therefore, we use Revenue Excluding Nil Margin Sales, or Adjusted Revenue, to internally analyze our operating performance.

Liquidity and Capital Resources

Three Months ended March 31, 2020 compared to Three Months ended March 31, 2019

	3 Months ended		Variance
	Mar 31,	Mar 31,
(in millions)	2020	2019	2020 to 2019
Net loss	$(17.4)	$(5.0)	$(12.4)
Non-cash interest expense including amortization of fees	0.5	0.6	(0.1)
Change in fair value of derivative and earnout liabilities and stock-based compensation expense	1.4	3.1	(1.7)
Impairment expense	0.6	0.0	0.6
Foreign currency translation on senior bank debt and cross currency swaps	3.9	(1.2)	5.1
Depreciation and amortization (incl RoU assets)	13.5	9.7	3.8
Other net cash generated/(utilized) by operating activities	8.6	1.0	7.6
Net cash provided by operating activities	11.1	8.3	2.8

Net cash used in investing activities	(11.0)	(5.2)	(5.8)
Net cash generated by financing activities	22.2	(0.2)	22.4
Effect of exchange rates on cash	(2.9)	0.1	(3.0)
Net increase in cash and cash equivalents	$19.4	$3.0	$16.4

Net cash provided by operating activities. In the three months ended March 31, 2020, net cash inflow provided by operating activities was $11.1 million, compared to $8.3 million inflow in the prior year’s three month period, representing an $2.8 million increase in cash generation.

Non-cash interest expense decreased by $0.1 million to $0.5 million. The current period’s non-cash interest expense related to amortization of debt fees incurred in relation to the business refinancing in October 2019. The prior year’s expense related to the amortization of debt fees incurred in relation to the business refinancing in August 2018.

Change in fair value of derivative and earnout liabilities and stock-based compensation expense reduced by $1.7 million, from an inflow of $3.1 million to an inflow of $1.4 million. Movements in the market value of the stock price resulted in a $2.3 million higher earnout inflow in the three months ended March 31, 2019 and a $1.1 million higher inflow relating to stock-based compensation expense also in the prior year quarter. These were offset by a $1.6 million higher inflow relating to cross currency swaps.

Foreign currency translation on senior bank debt and cross currency swaps following the refinancing on October 1, 2019 resulted in a gain in the three months ended March 31, 2020 of $3.9 million as a result of the movement in exchange rates during the period, compared to a loss of $1.2 million in the corresponding three months of the prior year.

During the period on a reported basis, net operating loss increased by $6.4 million from a loss of $0.7 million to a loss of $7.2 million. On a functional currency at constant rate basis, net operating loss increased by $6.7 million, mainly due to the increase in cost of sales and SG&A expenses as well as a $0.3 million adverse currency movement, offset by higher revenues attributable to the Acquired Businesses. The net impact of the Triennial Implementation in the UK for the period (included in the above) was $1.8 million.

Other net cash generated by operating activities increased by $7.6 million, to an $8.6 million inflow. The strong performance compared to the prior year was driven by several factors. Favorable timing of supplier payments and favorable timing on interest payments generated a $6.0 million improvement with favorable movements in accruals and prepayments generating a further $6.1 million. In addition, a further $1.9 million improvement was realized due to movements in the levels of deferred revenue. However these were partly offset by a $6.5 million adverse movement in receivables due partly to some acceleration of receipts in the final part of 2019 and also to the initial impact of the COVID-19 pandemic in the last weeks of March.

Included within net cash provided by operating activities were $2.5 million of payments relating to transaction and integration expenses and $0.2 million of payments relating to restructuring costs. This compares to $0.1 million relating to transaction expenses and $0.6 million relating to restructuring costs in the prior year.

Net cash used in investing activities. Net cash used in investing activities increased by $5.8 million to $11.0 million. The increase was due to a $6.1 million higher spend on property and equipment following the acquisition of Novomatic UK’s Gaming Technology Group in October 2019, offset by a small reduction in the spend on capitalized software.

Net cash generated by financing activities. In the first quarter of 2020, net cash generated by financing activities was $22.2 million, compared to a $0.2 million outflow in the three month period in the prior year. An increase in the level of revolver drawn resulted in a $22.3 million inflow and finance lease payments resulting in a $0.1 million outflow. The prior year outflow of $0.2 million related solely to finance lease payments.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of March 31, 2020, we had liquidity of $48.5 million in cash and cash equivalents. This compares to $19.0 million of cash and cash equivalents plus a further $9.5 million of an undrawn revolver facility at the end of the prior year. We had a working capital inflow of $8.6 million for the three months ended March 31, 2020, compared to a $1.0 million inflow for the three months ended March 31, 2019. The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization. In periods with minimal machine volumes and capital spend, our working capital is more stable. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are higher than typical and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Management currently believes the Company’s cash balances on hand, cash flows expected to be generated from operations, the refinancing of the business following the acquisition of the Novomatic UK’s Gaming Technology Group in October 2019 and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through May 2021.

Long Term and Other Debt

(In millions)	March 31, 2020		March 31, 2019
Cash held	£39.1	$48.5	£14.6	$19.0
Revolver drawn	(20.0)	(24.8)	-	-
Original principal senior debt	(219.6)	(272.4)	(107.4)	(140.0)
Compounded PIK interest	-	-	-	-
PIK interest accrued	-	-	-	-
Cash interest accrued	(8.5)	(10.6)	(0.1)	(0.2)
Finance lease creditors	(0.0)	(0.0)	(0.2)	(0.3)
Total	£(209.0)	$(259.2)	£(93.2)	$(121.4)

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

The new term loans have a five-year duration and are repayable in full on October 1, 2024. The £140.0 million loan carries a cash interest rate of 7.25% plus 3-month LIBOR, the €90.0 million loan carries a cash interest rate of 6.75% plus a 3-month EUROLIBOR. The £20.0 million revolving credit facility is available until September 1, 2024 and carries a cash interest rate on any utilization at 5.50% plus 3-month LIBOR, with any unutilized amount carrying a cash interest cost at 30% of the applicable margin on the revolving credit facility loan. On April 6, 2020, the Company entered into an Extended Grace Period Letter Agreement amendment to the Senior Facilities Agreement that provided for, among other things, an increase in the applicable margin on the term loans and revolving credit facility of 100 bps, as described in the notes to the financial statements – Note 17 Subsequent Events

In connection with the refinancing on October 1, 2019, the existing three-year, fixed-rate, cross-currency swaps were terminated and the remaining capitalized debt fees totaling $7.3 million expensed. Debt fees of approximately $16.1 million were incurred and capitalized as part of the refinancing as relating to the costs incurred in obtaining the new term loan facilities. These fees will be amortized over the length of the new term loans.

During August 2018, the Company and certain of its subsidiaries entered into a series of transactions that refinanced the Company’s external borrowings, replacing the Company’s senior term and revolving facilities, originally entered into in 2014, with senior notes of $140.0 million and a revolving credit facility of £7.5 million (equivalent to approximately $9.3 million). The senior notes had a five-year duration and carried a cash interest rate of 9% plus 3-month LIBOR, and the revolving credit facility had a three-year duration and carried a cash interest rate on any utilization at 4% plus 3-month LIBOR, any unutilized amount carried a 1.4% cash interest cost. In connection with this refinancing, the Company entered into a three-year, fixed-rate, cross-currency swap. For further information regarding the new external borrowings and the swap, see Note 12 to the Consolidated Financial Statements, “Long Term and Other Debt”.

As of March 31, 2020, the Company had bank facilities of £160.0 million and €90.0 million (equivalent to approximately $297.2 million), consisting of senior term loan facilities of £140.0 million and €90.0 million (equivalent to $173.6 million and $98.7 million respectively) and a revolving credit facility of £20.0 million (equivalent to approximately $24.8 million). As of March 31, 2020, the £140.0 million term loan facility had a cash interest rate on outstanding borrowings equal to the base rate margin of 7.25% per annum, plus 3-month LIBOR which at March 31, 2020 was the equivalent of 8.08% per annum. The €90.0 million term loan facility had a cash interest rate on outstanding borrowings equal to the base rate margin of 6.75% per annum, plus 3-month EUROLIBOR which at March 31, 2020 was the equivalent of 6.75% per annum. Both term loan facilities are scheduled to mature on October 1, 2024.

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

As of March 31, 2020, the Company had aggregate borrowings under the revolving credit facility of £20.0 million (equivalent to $24.8 million). As of March 31, 2020, the revolving credit facility imposed a cash interest rate on outstanding borrowings equal to the base rate margin of 5.50% per annum, plus LIBOR, and the current rate at which cash interest accrued was 6.18% per annum. In addition, a commitment fee was payable with respect to unutilized borrowing capacity at a rate of 1.65% per annum. The revolving credit facility is scheduled to mature on September 1, 2024.

As of March 31, 2019, the Company had no aggregate borrowings under the revolving credit facility, which at this date carried a cash interest rate on any utilization at 4% plus 3-month LIBOR, with any unutilized amount carrying a 1.4% cash interest cost. This facility was terminated at the time of the refinancing on October 1, 2019.

Debt issuance fees were capitalized at the time the debt was issued. As of March 31, 2020, the amount of debt issuance fees capitalized was $15.6 million, including $11.6 million of original issue discount and $2.2 million of structuring fees with the remainder being professional fees incurred from the refinancing. Of the total debt issuance fees capitalized, $1.6 million had been charged by March 31, 2020.

Debt Covenants

Under our debt facilities in place as of March 31, 2020 we are subject to covenant testing at quarterly intervals. The covenant testing is set at the level of Inspired Entertainment Inc., the ultimate holding company, and consists of a test on Leverage (Consolidated Total Net Debt/Consolidated Pro Forma EBITDA) and a test on the level of capital expenditure. These are measured under U.S. GAAP. Leverage is to be tested at quarterly intervals commencing for the period ending June 30, 2020 and capital expenditure is tested annually commencing on December 31, 2019.

Under our debt facilities in place as of March 31, 2019, we were subject to covenant testing at quarterly intervals. The covenant testing is set at the level of Inspired Entertainment Inc., the ultimate holding company, and consists of a test on Leverage (Consolidated Total Debt/Consolidated Adjusted EBITDA) and a test of the Fixed Charge Coverage Ratio (Net Cash Provided by Operating Activities/Calculation of Consolidated Fixed Charges). These are measured under U.S. GAAP. In addition to the quarterly tests, there was the requirement that the minimum liquidity not be less than $5.0 million. With the refinancing of the Company on October 1, 2019, these tests were replaced by a revised set of covenant tests.

There were no breaches of the debt covenants in the periods ended March 31, 2020 and March 31, 2019.

Liens and Encumbrances

As of March 31, 2020, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Recent US Tax Law Changes

In light of the recent US tax reforms and specifically those around GILTI (Global Intangible Low Taxed Income), we may be required to pay additional US corporate income tax beginning in the year ending December 31, 2021 due to the location of assets and tax losses brought forward in the UK.

Off-Balance Sheet Arrangements

As of March 31, 2020, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

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

Interest Rate Risk

We have external borrowings that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2020, we had £140.0 million ($173.6 million) and €90.0 million ($98.7 million) of senior bank debt that is subject to a floating interest rate charge that can vary with the 3-month LIBOR and the 3-month EUROLIBOR rates. If the floating interest rates increased by 1%, the additional interest charge would be approximately $0.7 million. If the floating interest rates increased by 5%, the additional interest charge would be approximately $3.5 million.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net liabilities total approximately $88.2 million and our US Dollar functional currency net assets total approximately $1.2 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of March 31, 2020 would result in translation adjustments of approximately $8.0 million and $0.1 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained earnings earned in Euros and in US Dollars in the period ended March 31, 2020 were €0.5 million and $3.5 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of March 31, 2020 would result in translation adjustments of approximately $0.0 million and $0.3 million, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results by approximately $1.9 million and would result in translation adjustments of approximately $3.0 million, recorded in other comprehensive loss.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2020 due to the material weakness described in Item 9A of the Annual Report on Form 10-K filed with the SEC on March 30, 2020. Management has implemented additional controls designed to remediate this material weakness; however, these controls have not operated effectively over a sufficient period of time in order to conclude that the material weakness has been fully remediated.

Notwithstanding the identified material weakness and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2020, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial position and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1#	Employment Agreement dated as of January 31, 2020 by and between the Company and A. Lorne Weil (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company, filed with the SEC on February 5, 2020).
10.2#	Withdrawal Letter, dated March 26, 2020, between Inspired Entertainment, Inc. and A. Lorne Weil (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020).
10.3#	Letter Agreement, dated March 27, 2020, between Inspired Entertainment, Inc. and A. Lorne Weil (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020).
10.4#	Employment Agreement, dated February 17, 2020, by and between the Company and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020).
10.5#	Letter Agreement, dated March 28, 2020, between Inspired Entertainment, Inc. and Brooks H Pierce (incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020).
10.6#	Amendment effective January 31, 2020 to the Employment Agreement dated December 14, 2016 (as amended) by and between the Company and Daniel B. Silvers (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company, filed with the SEC on February 6, 2020).
10.7#	Letter Agreement, dated March 28, 2020, between Inspired Entertainment, Inc. and Daniel B. Silvers (incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020).
10.8#	Letter Agreement, dated March 30, 2020, between Inspired Entertainment, Inc. and Stewart Baker (incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020).
10.9#	Letter Agreement, dated March 30, 2020, between Inspired Entertainment, Inc. and Carys Damon (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020).
10.10	Extended Grace Period Letter Agreement to the Senior Facilities Agreement, dated as of April 6, 2020, by and between Inspired Entertainment, Inc. and Lucid Agency Services, as agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on April 7, 2020).
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: May 15, 2020	/s/ A. Lorne Weil
Name: A. Lorne Weil
Title: Executive Chairman
(Principal Executive Officer)

Date: May 15, 2020	/s/ Stewart F.B. Baker
Name: Stewart F.B. Baker
Title: Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)