Form 10-Q
period 2020-06-30
Inspired Entertainment, Inc.
filed 2020-08-13
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 11, 2020, there were 23,029,492 shares of the Company’s common stock issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash	$39.9	$29.1
Accounts receivable, net	18.6	24.2
Inventory, net	19.0	18.8
Prepaid expenses and other current assets	17.0	23.2
Total current assets	94.5	95.3

Property and equipment, net	68.4	79.3
Software development costs, net	41.0	46.9
Other acquired intangible assets subject to amortization, net	7.3	9.9
Goodwill	75.4	80.9
Right of use asset	12.7	9.4
Investment	—	0.6
Other assets	4.0	5.1
Total assets	$303.3	$327.4

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$21.3	$22.2
Accrued expenses	26.7	31.2
Corporate tax and other current taxes payable	6.0	6.6
Deferred revenue, current	9.2	10.1
Operating lease liabilities	3.3	3.6
Other current liabilities	1.4	1.9
Current portion of long-term debt	24.7	2.6
Current portion of finance lease liabilities	0.6	0.1
Total current liabilities	93.2	78.3

Long-term debt	268.4	270.5
Long term finance lease liabilities	0.5	—
Deferred revenue, net of current portion	13.9	17.7
Derivative liability	1.6	—
Operating lease liabilities	9.2	5.2
Other long-term liabilities	8.3	5.2
Total liabilities	395.1	376.9

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Series A Junior Participating Preferred stock; $0.0001 par value; 1,000,000 shares authorized; 49,000 shares designated; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 22,405,376 shares and 22,230,768 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid in capital	348.6	346.6
Accumulated other comprehensive income	42.7	45.1
Accumulated deficit	(483.1)	(441.2)
Total stockholders’ deficit	(91.8)	(49.5)
Total liabilities and stockholders’ deficit	$303.3	$327.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Service	$15.2	$25.6	$58.4	$56.4
Hardware	0.4	1.1	9.5	4.0
Total revenue	15.6	26.7	67.9	60.4

Cost of sales, excluding depreciation and amortization:
Cost of service	(3.1)	(5.3)	(9.7)	(10.7)
Cost of hardware	(0.3)	(1.0)	(7.3)	(2.6)
Selling, general and administrative expenses	(10.6)	(12.8)	(39.7)	(27.5)
Stock-based compensation expense	(1.0)	(2.3)	(2.0)	(4.4)
Acquisition and integration related transaction expenses	(1.2)	(0.7)	(4.4)	(1.6)
Depreciation and amortization	(13.3)	(9.1)	(25.9)	(18.8)
Net operating loss	(13.9)	(4.5)	(21.1)	(5.2)

Other (expense) income
Interest income	0.1	0.1	0.4	0.1
Interest expense	(8.1)	(4.0)	(14.2)	(8.5)
Change in fair value of earnout liability	—	—	—	(2.3)
Change in fair value of derivative liability	—	(1.3)	—	(0.1)
Loss from equity method investee	—	—	(0.5)	—
Other finance income (expense)	(2.5)	(0.9)	(6.2)	0.3

Total other expense, net	(10.5)	(6.1)	(20.5)	(10.5)

Loss before income taxes	(24.4)	(10.6)	(41.6)	(15.7)
Income tax expense	(0.1)	(0.1)	(0.3)	—
Net loss	(24.5)	(10.7)	(41.9)	(15.7)

Other comprehensive (loss)/income:
Foreign currency translation gain	0.4	0.7	3.5	0.2
Change in fair value of hedging instrument	(0.8)	2.4	(2.3)	0.3
Reclassification of gain on hedging instrument to comprehensive income	0.3	(2.6)	0.7	(1.1)
Actuarial losses on pension plan	(8.7)	(2.0)	(4.3)	(1.1)
Other comprehensive loss	(8.8)	(1.5)	(2.4)	(1.7)

Comprehensive loss	$(33.3)	$(12.2)	$(44.3)	$(17.4)

Net loss per common share – basic and diluted	$(1.09)	$(0.48)	$(1.87)	$(0.73)

Weighted average number of shares outstanding during the period – basic and diluted	22,400,107	22,193,955	22,392,218	21,583,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2020 TO JUNE 30, 2020

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2020	22,230,768	$—	$346.6	$45.1	$(441.2)	$(49.5)
Foreign currency translation adjustments	—	—	—	3.1	—	3.1
Actuarial gains on pension plan	—	—	—	4.4	—	4.4
Change in fair value of hedging instrument	—	—	—	(1.5)	—	(1.5)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.4	—	0.4
Shares issued in net settlement of RSUs	166,959	—	—	—	—	—
Stock-based compensation expense	—	—	1.0	—	—	1.0
Net loss	—	—	—	—	(17.4)	(17.4)
Balance as of March 31, 2020	22,397,727	$—	$347.6	$51.5	$(458.6)	$(59.5)
Foreign currency translation adjustments	—	—	—	0.4	—	0.4
Actuarial loss on pension plan	—	—	—	(8.7)	—	(8.7)
Change in fair value of hedging instrument	—	—	—	(0.8)	—	(0.8)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.3	—	0.3
Stock-based compensation expense – ESPP	7,649	—	—	—	—	—
Stock-based compensation expense	—	—	1.0	—	—	1.0
Net loss	—	—	—	—	(24.5)	(24.5)
Balance as of June 30, 2020	22,405,376	$—	$348.6	$42.7	$(483.1)	$(91.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2019 TO JUNE 30, 2019

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2019	20,870,397	$—	$329.9	$55.9	$(404.2)	$(18.4)
Foreign currency translation adjustments	—	—	—	(0.5)	—	(0.5
Actuarial gains on pension plan	—	—	—	0.9	—	0.9
Change in fair value of hedging instrument	—	—	—	(2.1)	—	(2.1)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	1.5	—	1.5
Shares issued in earnout	1,323,558	—	8.6	—	—	8.6)
Stock-based compensation expense	—	—	1.7	—	—	1.7
Net loss	—	—	—	—	(5.0)	(5.0)
Balance as of March 31, 2019	22,193,955	$—	$340.2	$55.7	$(409.2)	$(13.3)
Foreign currency translation adjustments	—	—	—	0.7	—	0.7
Actuarial losses on pension plan	—	—	—	(2.0)	—	(2.0)
Change in fair value of hedging instrument	—	—	—	2.4	—	2.4
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	(2.6)	—	(2.6)
Conversion of awards previously classified as derivatives	—	—	0.8	—	—	0.8
Stock-based compensation expense	—	—	2.1	—	—	2.1
Net loss	—	—		—	(10.7)	(10.7)
Balance as of June 30, 2019	22,193,955	$—	$343.1	$54.2	$(419.9)	$(22.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(41.9)	$(15.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25.9	18.8
Amortization of right of use asset	2.0	—
Stock-based compensation expense	2.0	4.4
Change in fair value of derivative liability	—	0.1
Change in fair value of earnout liability	—	2.3
Impairment of investment in equity method investee	0.7	—
Foreign currency translation on senior bank debt	6.6	0.3
Foreign currency translation on cross currency swaps	—	(0.6)
Reclassification of gain on hedging instrument to comprehensive income	0.5	—
Non-cash interest expense relating to senior debt	1.2	0.9
Changes in assets and liabilities:
Accounts receivable	3.7	0.8
Inventory	(1.4)	(0.5)
Prepaid expenses and other assets	5.7	4.5
Corporate tax and other current taxes payable	0.1	(0.5)
Accounts payable	0.8	4.4
Deferred revenues and customer prepayment	(3.8)	(2.1)
Accrued expenses	9.3	2.4
Operating lease liabilities	(1.6)	—
Other long-term liabilities	0.4	0.2
Net cash provided by operating activities	10.2	19.7

Cash flows from investing activities:
Purchases of property and equipment	(8.8)	(2.2)
Disposals of property and equipment	—	0.2
Purchases of capital software	(6.7)	(7.8)
Net cash used in investing activities	(15.5)	(9.8)

Cash flows from financing activities:
Proceeds from issuance of revolver	22.3	9.3
Debt fees incurred	(3.1)	—
Repayments of finance leases	(0.6)	(0.3)
Net cash provided by financing activities	18.6	9.0

Effect of exchange rate changes on cash	(2.5)	(1.2)
Net increase in cash	10.8	17.7
Cash, beginning of period	29.1	16.0
Cash, end of period	$39.9	$33.7

Supplemental cash flow disclosures
Cash paid during the period for interest	$0.4	$8.2
Cash paid during the period for income taxes	$0.1	$—
Cash paid during the period for operating leases	$1.2	$—

Supplemental disclosure of non-cash investing and financing activities
Lease liabilities arising from obtaining right of use assets	$(6.1)	$—
Adjustment to goodwill arising from adjustment to fair value of assets acquired	$(0.3)	$—
Capitalized interest payments	$10.6	$—
Property and equipment acquired through finance lease	$1.5	$—
Additional paid in capital reclassified from derivative liability	$—	$0.8

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

Management Liquidity Plans

As of June 30, 2020, the Company’s cash on hand was $39.9 million, and the Company had working capital of $1.3 million. The Company recorded net losses of $41.9 million and $15.7 million for the six months ended June 30, 2020 and 2019, respectively. Net losses include non-cash stock-based compensation of $2.0 million and $4.4 million for the six months ended June 30, 2020 and 2019, respectively. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $10.2 million and $19.7 million for the six months ended June 30, 2020 and 2019, respectively. Working capital of $1.3 million includes a non-cash settled item of $9.2 million of deferred income. Management currently believes that, absent any unanticipated coronavirus (“COVID-19”) impact (see below), the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through August 2021.

Our business is being, and will continue to be, adversely affected by the rapidly expanding nature of the COVID-19 pandemic. Whilst the majority of venues offering land-based gaming, including our products, have now re-opened, social distancing measures have impacted the ability of some venues to operate to the same capacity. In addition, the risk of there being a “second wave” or other additional periods of increases or spikes in the number of COVID-19 cases in areas in which we operate, which could see the government re-impose restrictions on, or changes to, our operations up to and including complete or partial closures of retail venues, and the long-term impacts of the pandemic on the global economy, trade relations, consumer behavior, our industry and our business operations, remains.

Due to the closure of land-based revenues we saw a significant increase in our online revenues from slots and virtual sports and following the success of this area of the business and the successful re-opening of various revenue streams, the Company repaid £10 million ($12.4 million) of the revolving credit facility subsequent to the end of the period, on July 14, 2020.  There is a risk of further shutdowns in certain markets if COVID-19 cases increase.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2019 and 2018. The financial information as of December 31, 2019 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2020. The interim results for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

2.	Inventory

Inventory consists of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Component parts	$13.3	$12.7
Work in progress	1.5	2.1
Finished goods	4.2	4.0
Total inventories	$19.0	$18.8

Component parts include parts for gaming terminals. Included in inventory are reserves for excess and slow-moving inventory of $1.2 million and $0.9 million as of June 30, 2020 and December 31, 2019, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

3.	Contract Liabilities and Other Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At June 30, 2020	$19.7	$7.4	$(24.0)	$(0.9)
At December 31, 2019	$24.5	$15.3	$(27.8)	$(1.9)
At December 31, 2018	$11.5	$11.0	$(32.0)	$(3.6)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $5.9 million and $9.6 million for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.

4.	Long Term and Other Debt

On September 27, 2019, the Company, together with certain direct and indirect wholly-owned subsidiaries, entered into a Senior Facilities Agreement (the “SFA”) with Lucid Agency Services Limited, as agent, Nomura International plc and Macquarie Corporate Holdings Pty Limited (UK Branch) as arrangers and/or bookrunners and each lender party thereto (the “Lenders”), pursuant to which the Lenders agreed to provide, subject to certain conditions, two tranches of senior secured term loans (the “Term Loans”), in an original principal amount of £140.0 million ($173.0 million) and €90.0 million ($101.1 million), respectively and a secured revolving facility loan in an original principal amount of £20.0 million ($24.7 million).

On June 25, 2020, the Company, certain direct and indirect subsidiaries of the Company, Lucid Agency Services Limited, and Lucid Trustee Services Limited as security agent under the SFA and the Intercreditor Agreement (as defined in the SFA), entered into an Amendment and Restatement Agreement (the “ARA”) with respect to the SFA.

The ARA amends the SFA by, among other things, (i) capitalizing certain interest payments that fell due on April 1, 2020, (ii) resetting the leverage and capital expenditure financial covenants applicable under the SFA, removing certain rating requirements under the SFA, (iii) allowing the Company and its subsidiaries to incur additional indebtedness under the UK Coronavirus Large Business Interruption Loan Scheme under a stand-alone facility, which may rank pari passu or junior to the facilities under the SFA, in an amount not exceeding £10.0 million ($12.4 million), (iv) removing certain rating requirements under the SFA, (v) limiting the ability of the Company and its subsidiaries to incur additional indebtedness, including by reducing the amount of general indebtedness the Company and its subsidiaries are permitted to incur and removing the ability to incur senior secured, second lien and unsecured indebtedness in an amount not exceeding the aggregate of (A) an unlimited amount, as long as, pro forma for the utilization of such indebtedness, the consolidated total net leverage ratio does not exceed the lower of 3.4:1 and the then applicable ratio with respect to the consolidated total net leverage financial covenant summarized further below, plus (B) an amount equal to the greater of £16.0 million ($19.8 million) and 25% of the consolidated pro forma EBITDA of the Company and its subsidiaries for the relevant period (as defined in the SFA, but disregarding, for the purposes of calculating the usage of such cap, any financial indebtedness applied to refinancing other financial indebtedness, together with any related interest, fees, costs and expenses), (vi) increasing the margin applicable to the Facilities (as defined in the SFA) by 1% and adding an additional payment-in-kind margin of 0.75% payable on any principal amounts outstanding under Facility B (as defined in the SFA) after September 24, 2021 (the “Relevant Date”), (vii) adding an exit fee payable by the Company with respect to any repayment or prepayment of Facility B after the Relevant Date at the time of such repayment or prepayment in an amount equal to 0.75% of the principal amount of Facility B being repaid or prepaid, (viii) removing any ability to carry forward or carry back any unused allowance under the capital expenditure financial covenant in the SFA and (ix) granting certain additional information rights to the Lenders under the SFA, including the provision of a budget, and certain board observation rights until December 31, 2022. All other material terms of the SFA remain unchanged in all material respects.

In consideration for the amendments listed above, the Company agreed to pay the Lenders an amendment fee equal to 1% of the Total Commitments (as defined in the SFA) after giving effect to the capitalization of the interest payment described above. The amendment fee is payable to the Lenders pro rata to their commitments under the SFA.

The modification to the SFA is not considered to be substantial in accordance with Topic 470-50 and has therefore not been treated as a debt extinguishment. The amendment fees, amounting to $3.1 million, are associated with the modified debt instrument and will be amortized along with the existing unamortized debt issuance costs. Fees payable to third parties are expensed as incurred, resulting in $1.0 million charged to interest expense for the three months ended June 30, 2020.

There were no breaches of the debt covenants in the periods ended June 30, 2020 and December 31, 2019.

Outstanding Debt and Finance Leases

The following reflects outstanding debt as of June 30, 2020:

	Principal	Unamortized deferred financing charge	Book value, June 30, 2020
	(in millions)
Senior bank debt	$309.5	$(16.4)	$293.1
Finance lease liabilities	1.1	—	1.1
Total long-term debt outstanding	310.6	(16.4)	294.2
Less: current portion of long-term debt	(25.3)	—	(25.3)
Long-term debt, excluding current portion	$285.3	$(16.4)	$268.9

5.	Derivatives and Hedging Activities

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1.5 million will be reclassified as an increase to interest expense.

As of June 30, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	2	£95 million at a fixed rate of 0.9255% based on the 6-month LIBOR rate and €60 million at a fixed rate of 0.102% based on the 6 month EUROLIBOR rate

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of June 30, 2020.

	Balance Sheet Classification	Asset Derivatives Fair Value	Balance Sheet Classification	Liability Derivatives Fair Value
		(in millions)		(in millions)
Derivatives designated as hedging instruments:
Interest Rate Products	Fair Value of Hedging Instruments	$—	Other Current Liabilities and long term Derivative Liability	$(2.1)
Total derivatives designated as hedging instruments		$—		$(2.1)

The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income for the six months ended June 30, 2020.

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(in millions)		(in millions)
Interest Rate and Foreign Exchange Products	$(2.3)	Interest Expense	$(0.7)
Total	$(2.3)		$(0.7)

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the six months ended June 30, 2020.

Interest Expense
(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$14.2

Gain/(loss) on cash flow hedging relationships in Subtopic 815-20	$(0.7)

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

The ISDA Master Agreement between Gaming Acquisitions Limited, a wholly-owned subsidiary of the Company, and UBS AG is documented using the 2002 Form and the ISDA standard set-off provision in Section 6(f) of the ISDA Master Agreement apply to both parties and is only modified to include Affiliates of the Payee. There is no CSA and thus there is no collateral posting.

Offsetting of Derivative Assets
June 30, 2020
Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
(in millions)
Fair value of hedging instrument	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities
June 30, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in millions)
Fair value of hedging instrument	$2.1	$—	$2.1	$—	$—	$—

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

As of June 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to the ISDA Agreements was $2.1 million. As of June 30, 2020, the Company has not posted any collateral related to the ISDA Agreement, as no collateral is required under the terms of such ISDA Agreement. If the Company had breached any of the provision under the ISDA Agreement which resulted in an acceleration of the ISDA Agreement at June 30, 2020, it could have been required to settle its obligations under the ISDA Agreement at its termination value of $2.5 million

6.	Fair Value Measurements

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

		June 30,	December 31,
	Level	2020	2019
		(in millions)
Derivative liability (see Note 5)	2	$2.1	$—
Long term receivable (included in other assets)	2	$1.3	$1.5

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

At June 30, 2020 and December 31, 2019, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

7.	Stock-Based Compensation

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

As of June 30, 2020, there were (i) 2,429,011 shares subject to outstanding awards under the Prior Plans, including 1,092,633 shares subject to market-price vesting conditions, and (ii) 1,139,739 shares subject to outstanding awards under the 2018 Plan, including 100,000 shares subject to performance-based target awards and 241,077 shares subject to awards that were previously subject to performance criteria that were determined to be met in June 2020 (at a level equal to approximately 87% of the target awards) which awards continue to remain subject to a time-based vesting schedule. As of June 30, 2020, there were 1,136,945 shares available for new awards under the 2018 Plan and no shares available for new awards under the Prior Plans. All awards consist of RSUs and Restricted Stock.

The Company also has an employee stock purchase plan (“ESPP”) that authorizes the issuance of up to an aggregate of 500,000 shares of common stock pursuant to purchases thereunder by employees. The ESPP, which was approved by stockholders in July 2017, is administered by the Compensation Committee which has discretion to designate the length of offering periods and other terms subject to the requirements of the ESPP. The Company held a twelve-month offering period under the ESPP that began on June 3, 2019 and ended on June 2, 2020. This offering period authorized employees to contribute up to 10% of their base compensation to purchase a maximum of 1,000 shares at a discounted purchase price that would be equal 85% of the lower of: (i) the closing price at the beginning of the offering period and (ii) the closing price at the end of the offering period. A total of 7,649 shares were purchased on the last day of the offering period, June 2, 2020, at a discounted price of $3.2215 per share. As of June 30, 2020, a total of 467,751shares remain available for purchase under the ESPP.

A summary of the Company’s RSU activity during the six months ended June 30, 2020 is as follows:

Number of Shares

Unvested Outstanding at January 1, 2020	1,571,964
Granted	247,405
Forfeited	(47,613)
Vested	(198,701)
Unvested Outstanding at June 30, 2020	1,573,055

In addition, the Company issued a total of 166,959 shares during the six months ended June 30, 2020 in connection with the net settlement of RSUs that vested on December 31, 2019.

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

The Company recognized stock-based compensation expense for Restricted Stock and RSUs amounting to $1.0 million and $2.3 million for the three months ended June 30, 2020 and 2019, respectively, and $2.0 million and $4.4 million for the six months ended June 30, 2020 and 2019, respectively. Total unrecognized compensation expense related to unvested stock awards and unvested RSUs at June 30, 2020 amounts to $5.9 million and is expected to be recognized over a weighted average period of 1.7 years.

8.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2020	$(76.5)	$1.4	$30.0	$(45.1)
Change during the period	(3.1)	1.1	(4.4)	(6.4)
Balance at March 31, 2020	(79.6)	2.5	25.6	(51.5)
Change during the period	(0.4)	0.5	8.7	8.8
Balance at June 30, 2020	$(80.0)	$3.0	$34.3	$(42.7)

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2019	$(78.9)	$(0.1)	$23.1	$(55.9)
Change during the period	0.5	0.6	(0.9)	0.2
Balance at March 31, 2019	(78.4)	0.5	22.2	(55.7)
Change during the period	(0.7)	0.2	2.0	1.5
Balance at June 30, 2019	$(79.1)	$0.7	$24.2	$(54.2)

Included within accumulated other comprehensive income is an amount of $0.9 million relating to the change in fair value of discontinued hedging instruments. This amount will be amortized as a charge to income over the life of the original instrument, to August 2021 in accordance with US GAAP. The remaining $2.1 million relates to currently active hedging instruments.

9.	Net Loss per Share

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three and Six Months Ended June 30,
	2020	2019
RSUs	2,944,634	3,066,697
Unvested Restricted Stock	624,116	624,116
Stock Warrants	9,539,565	9,539,565
	13,108,315	13,230,378

10.	Other Finance Income (Costs)

Other finance income (costs) consisted of the following for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Pension interest cost	$(0.5)	$(0.7)	$(1.1)	$(1.4)
Expected return on pension plan assets	0.7	0.9	1.5	1.8
Foreign currency translation on senior bank debt	(2.7)	(3.2)	(6.6)	(0.3)
Foreign currency remeasurement on hedging instrument	—	2.1	—	0.2
	$(2.5)	$(0.9)	$(6.2)	$0.3

11.	Income Taxes

The effective income tax rate for the three months ended June 30, 2020 and 2019 was 0.4% and 0.9%, respectively, resulting in a $0.1 million income tax expense in both periods. The effective income tax rate for the six months ended June 30, 2020 and 2019 was 0.7% and 0.0%, respectively, resulting in a $0.3 million and $0.0 million income tax expense, respectively. The Company’s effective income tax rate has fluctuated primarily as a result of the income mix between jurisdictions.

The income tax expense for the three and six months ended June 30, 2020 and 2019 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to pre-tax losses for which no tax benefit can be recorded, and foreign earnings being taxed at rates different than the US statutory rate.

12.	Related Parties

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”), is an affiliate of MIHI LLC, the beneficial owner of approximately 16.75% of our common stock. Macquarie UK is one of the lending parties with respect to our senior secured term loans and revolving credit facility under our senior facilities agreement dated September 27, 2019, as amended and restated on June 25, 2020 (the “SFA”) (see Note 4). The portion of the total loans of $309.5 million under these facilities held by Macquarie UK at June 30, 2020 was $27.9 million. Interest expense payable to Macquarie UK for the three months ended June 30, 2020 and 2019 amounted to $0.6 million and $0.0 million, respectively, and for the six months ended June 30, 2020 and 2019 amounted to $1.1 million and $0.0 million, respectively. In addition, $0.5 million of a total $6.0 million of accrued interest payable was due to Macquarie UK at June 30, 2020, and Macquarie UK received $0.3 million of the total $3.1 million of SFA amendment fees paid (see Note 4). MIHI LLC, is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

The Company held a 40% non-controlling equity interest in Innov8 Gaming Limited (“Innov8”) from October 2019 until April 2020 when the Company disposed of its interest. Revenue earned from Innov8 while a related party for the six months ended June 30, 2020 and 2019 amounted to $0.6 million and $0.0 million, respectively and purchases from Innov8 while a related party for the six months ended June 30, 2020 and 2019 amounted to $0.2 million and $0.0 million, respectively. The value of the investment was impaired by $0.7 million to $Nil in March 2020 prior to disposal.

13.	Leases

The Company is party to leases with third parties with respect to various gaming machines. Gaming machine leases typically include a lease (of the machine) and a non-lease (provision of software services) component.

The components of lease income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Interest receivable from sales type leases	$—	$—	$—	$—
Operating lease income	—	—	1.0	—
Variable income from sales type leases	—	—	0.2	—
	$—	$—	$1.2	$—

14.	Commitments and Contingencies

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

15.	Pension Plan

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

The total amount of employer contributions paid during the six months ended June 30, 2020 amounted to $0.1 million.

The following table presents the components of our net periodic pension benefit cost:

	Six Months Ended June 30,
	2020	2019
	(in millions)
Components of net periodic pension benefit cost:
Interest cost	$1.1	$1.4
Expected return on plan assets	(1.5)	(1.8)
Net periodic benefit	$(0.4)	$(0.4)

The following table sets forth the estimate of the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	June 30, 2020	December 31, 2019
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$110.4	$94.1
Interest cost	1.1	2.7
Prior service cost	—	—
Actuarial loss	7.2	14.1
Benefits paid	(1.3)	(4.2)
Foreign currency translation adjustments	(6.9)	3.7
Benefit obligation at end of period	$110.5	$110.4
Change in plan assets:
Fair value of plan assets at beginning of period	$107.3	$97.4
Actual gain on plan assets	4.0	10.3
Employer contributions	0.1	0.2
Benefits paid	(1.3)	(4.2)
Foreign currency translation adjustments	(6.8)	3.6
Fair value of assets at end of period	$103.3	$107.3
Amount recognized in the consolidated balance sheets:
Unfunded status (non-current)	$(7.2)	$(3.1)
Net amount recognized	$(7.2)	$(3.1)

16.	Segment Reporting and Geographic Information

The Company operates its business along three operating segments, which are segregated based on revenue stream: Service Based Gaming, Virtual Sports (which includes Interactive) and Acquired Businesses. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), total assets and total capital expenditures for the periods ended June 30, 2020 and 2019, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions.

Segment Information

Three Months Ended June 30, 2020

	Server Based Gaming	Virtual Sports	Acquired Businesses	Intergroup Eliminations	Corporate Functions	Total
	(in millions)
Revenue:
Service	$3.6	$9.8	$1.8	$—	$—	$15.2
Hardware	0.4	—	—	—	—	0.4
Total revenue	4.0	9.8	1.8	—	—	15.6
Cost of sales, excluding depreciation and amortization:
Cost of service	(1.0)	(1.2)	(0.9)	—	—	(3.1)
Cost of hardware	(0.3)	—	—	—	—	(0.3)
Selling, general and administrative expenses	(2.0)	(1.1)	(3.6)	—	(3.9)	(10.6)
Stock-based compensation expense	(0.1)	(0.1)	—	—	(0.8)	(1.0)
Acquisition and integration related transaction expenses	—	—	—	—	(1.2)	(1.2)
Depreciation and amortization	(6.0)	(1.4)	(5.6)	—	(0.3)	(13.3)
Segment operating income (loss)	(5.4)	6.0	(8.3)	—	(6.2)	(13.9)

Net operating loss						$(13.9)

Total assets at June 30, 2020	$64.2	$64.7	$135.7	$—	$38.7	$303.3

Total goodwill at June 30, 2020	$—	$43.4	$32.0	$—	$—	$75.4
Total capital expenditures for the three months ended June 30, 2020	$0.5	$2.0	$0.5	$—	$0.6	$3.6

Three Months Ended June 30, 2019

	Server Based Gaming	Virtual Sports	Acquired Businesses	Intergroup Eliminations	Corporate Functions	Total
	(in millions)
Revenue:
Service	$16.4	$9.2	$—	$—	$—	$25.6
Hardware	1.1	—	—	—	—	1.1
Total revenue	17.5	9.2	—	—	—	26.7
Cost of sales, excluding depreciation and amortization:			—	—
Cost of service	(4.4)	(0.9)	—	—	—	(5.3)
Cost of hardware	(1.0)	—	—	—	—	(1.0)
Selling, general and administrative expenses	(6.0)	(2.1)	—	—	(4.7)	(12.8)
Stock-based compensation expense	(0.5)	(0.3)	—	—	(1.5)	(2.3)
Acquisition and integration related transaction expenses	—	—	—	—	(0.7)	(0.7)
Depreciation and amortization	(7.2)	(1.4)	—	—	(0.5)	(9.1)
Segment operating income (loss)	(1.6)	4.5	—	—	(7.4)	(4.5)

Net operating loss						$(4.5)

Total assets at December 31, 2019	$80.8	$66.8	$156.7	$—	$23.1	$327.4

Total goodwill at December 31, 2019	$—	$46.4	$34.5	$—	$—	$80.9
Total capital expenditures for the three months ended June 30, 2019	$2.1	$1.6	$—	$—	$0.5	$4.2

Six Months Ended June 30, 2020

	Server Based Gaming	Virtual Sports	Acquired Businesses	Intergroup Eliminations	Corporate Functions	Total
	(in millions)
Revenue:
Service	$17.0	$18.8	$23.2	$(0.6)	$—	$58.4
Hardware	3.7	—	6.0	(0.2)	—	9.5
Total revenue	20.7	18.8	29.1	(0.8)	—	67.9
Cost of sales, excluding depreciation and amortization:
Cost of service	(4.6)	(2.1)	(3.6)	0.6	—	(9.7)
Cost of hardware	(2.1)	—	(5.2)	—	—	(7.3)
Selling, general and administrative expenses	(7.0)	(2.8)	(20.5)	—	(9.4)	(39.7)
Stock-based compensation expense	(0.3)	(0.2)	—	—	(1.5)	(2.0)
Acquisition and integration related transaction expenses	—	—	—	—	(4.4)	(4.4)
Depreciation and amortization	(12.2)	(2.8)	(10.4)	—	(0.5)	(25.9)
Segment operating income (loss)	(5.5)	10.9	(10.5)	(0.2)	(15.8)	(21.1)

Net operating loss						$(21.1)

Total capital expenditures for the six months ended June 30, 2020	$1.6	$3.6	$7.3	$—	$2.9	$15.4

Six Months Ended June 30, 2019

	Server Based Gaming	Virtual Sports	Acquired Businesses	Intergroup Eliminations	Corporate Functions	Total
	(in millions)
Revenue:
Service	$37.2	$19.2	$—	$—	$—	$56.4
Hardware	4.0	—	—	—	—	4.0
Total revenue	41.2	19.2	—	—	—	60.4
Cost of sales, excluding depreciation and amortization:
Cost of service	(8.8)	(1.9)	—	—	—	(10.7)
Cost of hardware	(2.6)	—	—	—	—	(2.6)
Selling, general and administrative expenses	(12.6)	(4.3)	—	—	(10.6)	(27.5)
Stock-based compensation expense	(0.9)	(0.6)	—	—	(2.9)	(4.4)
Acquisition and integration related transaction expenses	—	—	—	—	(1.6)	(1.6)
Depreciation and amortization	(14.9)	(2.9)	—	—	(1.0)	(18.8)
Segment operating income (loss)	1.4	9.5	—	—	(16.1)	(5.2)

Net operating loss						$(5.2)

Total capital expenditures for the six months ended June 30, 2019	$5.0	$3.0	$—	$—	$0.7	$8.7

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Total revenue
UK	$9.2	$15.5	$47.6	$37.7
Greece	2.6	4.8	7.4	9.6
Italy	1.4	4.2	3.6	8.4
Rest of world	2.4	2.2	9.3	4.7
Total	$15.6	$26.7	$67.9	$60.4

Geographic information of our non-current assets excluding goodwill is set forth below:

	June 30, 2020	December 31, 2019
	(in millions)
UK	$101.9	$116.1
Greece	21.4	26.5
Italy	2.2	2.3
Rest of world	7.9	6.3
Total	$133.4	$151.2

Software development costs are included as attributable to the market in which they are utilized.

17.	Customer Concentration

During the three months ended June 30, 2020, two customers represented at least 10% of the Company’s revenues, accounting for 25% and 18% of the Company’s revenues. The customer that accounted for 25% of the Company’s revenues was served by the Virtual Sports segment, the customer that accounted for 10% of the Company’s revenues was served by both the Server Based Gaming and Virtual Sports segments. During the three months ended June 30, 2019, three customers represented at least 10% of revenues, accounting for 19%, 16% and 10% of the Company’s revenues. All three customers were served by both the Server Based Gaming and Virtual Sports segments.

During the six months ended June 30, 2020, one customer represented at least 10% of the Company’s revenues, accounting for 10% of the Company’s revenues. During the six months ended June 30, 2019, three customers represented at least 10% of revenues, accounting for 21%, 15% and 11% of the Company’s revenues. All these customers were served by both the Server Based Gaming and Virtual Sports segments.

At June 30, 2020 and December 31, 2019, there were no customers that represented at least 10% of accounts receivable.

18.	Subsequent Events

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

COVID-19 Update

Investors and potential investors are advised to review this Form 10Q in light of ongoing events. As with other businesses worldwide, we are experiencing severe disruption to our business as a result of the COVID-19 pandemic and the far-reaching actions of the governments of various countries where we do, and hope to do, business, as well as countries sourcing our supply chain.

The World Health Organization declared COVID-19 to be a global pandemic. There were a number of government-imposed emergency measures in many of the jurisdictions in which we operate in response to the pandemic. Since the closure of all retail venues (including pubs, bookmakers, holiday parks, and adult gaming centers), restrictions on all non-essential travel, social distancing, bans on public mobility and shelter in place measures, there has been some easing of these measures during mid-May onwards but some retail venues remain closed, specifically in Scotland as well as bowling alleys and casinos in the UK.

Our business is being and will continue to be adversely affected by the rapidly expanding nature of the coronavirus (COVID-19) pandemic. Due to the speed and fluidity with which the situation continues to develop and the uncertainty on whether a “second wave” of the COVID-19 pandemic will occur later in calendar year 2020, we are not able at this time to estimate the extent of the impact of the COVID-19 pandemic on our financial results and operations in future periods. The risk of there being a “second wave” or other additional periods of increases or spikes in the number of COVID-19 cases in areas in which we operate which could see the government re-impose restrictions on or changes to our operations up to and including complete or partial closures of retail venues and the long-term impacts of the pandemic on the global economy, trade relations, consumer behavior, our industry and our business operation remains.

While the situation is fluid, we have already experienced adverse effects on our business, which we are currently working to mitigate. Since mid-March, we have drawn down the full amount of GBP20.0 million (equivalent to $24.8 million at current exchange rates) on our revolving credit facility to provide additional near-term liquidity and cancelled or delayed material capital expenditures. Reduced compensation levels remain in place and during the period of this Report, a number of staff remained on furlough.

Due to the closure of land-based revenues we saw a significant increase in our online revenues from slots and virtual sports and following the success of this area of the business and the successful re-opening of various revenue streams, the Company repaid GBP10.0 million (equivalent to $12.4 million at current exchange rates) of the revolving credit facility subsequent to the end of the reporting period.

On June 15, 2020, the British government re-opened betting shops and on July 4, 2020 re-opened pubs, arcades and holiday parks. Bowling alleys and casinos remain closed. On June 15, 2020, the Italian government re-opened all bricks and mortar gaming halls. On June 8, 2020, the Greek government re-opened all bricks and mortar gaming halls following closures to prevent the spread of COVID-19.

Our ability to execute our strategy is necessarily affected by the ongoing COVID-19 pandemic and it is as yet unknown effects on our business. We continue to be highly focused on managing our cash flow and liquidity, as well as focusing on the phased opening up of our businesses.

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

These forward-looking statements are based on information available as of the date hereof, and current expectations, forecasts and assumptions that involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause our actual results or performance to differ include:

●	the effect and impact of the ongoing global coronavirus (COVID-19) pandemic on our business including whether there is a “second wave” or other additional periods of increases or spikes in the number of COVID-19 cases in areas in which we operate; the duration, degree and effectiveness of governmental, business or other actions in response to the pandemic, including but not limited to quarantine, shelter-in-place and social distancing measures; restrictions on or changes to our operations up to and including complete or partial closures of retail venues; the long-term impacts of the pandemic on the global economy, trade relations, consumer behavior, our industry and our business operations;

●	our ability to compete effectively in our industries;

●	the effect of evolving technology on our business;

●	our ability to renew long-term contracts and retain customers, and secure new contracts and customers;

●	our ability to maintain relationships with suppliers;

●	our ability to protect our intellectual property;

●	our ability to protect our business against cybersecurity threats;

●	government regulation of our industries;

●	our ability to successfully grow by acquisition as well as organically;

●	fluctuations due to seasonality;

●	our ability to attract and retain key members of our management team;

●	our need for working capital;

●	our ability to secure capital for growth and expansion;

●	changing consumer, technology and other trends in our industries;

●	our ability to successfully operate across multiple jurisdictions and markets around the world;

●	changes in local, regional and global economic and political conditions; and

●	other factors.

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

Our Virtual Sports business segment designs, develops, markets and distributes ultra-high-definition games that create an always-on sports wagering experience. Our Virtual Sports customers include virtual sports retail and digital operators, including regulated betting operators, lotteries, casinos, online and social gaming operators and other gaming and lottery operators in the UK, continental Europe, Africa, Asia and North America. Our Interactive business segment (reported as part of Virtual Sports) comprises the offering of our SBG and Virtual Sports content via our remote gaming servers.

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

For the three months ended June 30, 2020, we earned approximately 59.0% of our revenue in the UK, 18.2% in Greece, 8.7% in Italy and the remaining 14.0% across the rest of the world. During the three months ended June 30, 2019, we earned approximately 57.8%, 18.1%, 15.7% and 8.4% of our revenue in those regions, respectively.

For the six months ended June 30, 2020, we earned approximately 70.1% of our revenue in the UK, 11.3% in Greece, 5.2% in Italy and the remaining 13.7% across the rest of the world. During the six months ended June 30, 2019, we earned approximately 62.3%, 16.0%, 14.0% and 7.7% of our revenue in those regions, respectively.

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

During the three months ended June 30, 2020, we derived approximately 41% of our revenue from sales to customers outside the UK, compared to 42% during the three months ended June 30, 2019.

During the six months ended June 30, 2020, we derived approximately 30% of our revenue from sales to customers outside the UK, compared to 38% during the six months ended June 30, 2019.

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

Results of Operations

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three-month period ended June 30, 2020, compared to the same period in 2019; and

●	a discussion and analysis of the results of operations of our SBG and Virtual Sports business segments for the three-month period ended June 30, 2020, compared to the same period in 2019, including KPI analysis; and

●	a discussion and analysis of the results of operations of our Acquired Businesses segments for the three-month period ended June 30, 2020, including KPI analysis; and

●	a discussion and analysis of the Company’s results of operations for the six-month period ended June 30, 2020, compared to the same period in 2019; and

●

a discussion and analysis of the results of operations of our SBG and Virtual Sports business segments for the six-month period ended June 30, 2020, compared to the same period in 2019, including KPI analysis; and

●	a discussion and analysis of the results of operations of our Acquired Businesses segments for the six-month period ended June 30, 2020, including KPI analysis.

Our fiscal year begins on January 1 and ends on December 31 of each calendar year. The results for the three months ended June 30, 2020 are unaudited.

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). In the three-month periods ended June 30, 2020 and June 30, 2019, the average GBP:USD rates were 1.24 and 1.29, respectively. In the six-month periods ended June 30, 2020 and 2019, the average GBP:USD rates were 1.27 and 1.30, respectively.

Our results for the quarter ended June 30, 2020 have been impacted by the temporary closure of most non-essential businesses around the world due to the outbreak of COVID-19. The ongoing COVID-19 pandemic is expected to have far reaching impact on global commerce, with governments discouraging non-essential movement and/or ordering social distancing and sheltering-in-place in an effort to help control the transmission of COVID-19, which in some cases include the mandatory closure of spaces where the public congregates. With respect to the jurisdictions in which the Company operates, the UK, Italy, Greece, and US (Illinois) each mandated the above shutdown measures in response to COVID-19 on March 20, 2020, March 10, 2020, March 14, 2020, and March 21, 2020, respectively. These jurisdictions reopened for business, with certain limitations, on June 15, 2020, June 15, 2020, June 8, 2020, and July 1, 2020, respectively. However, due to the changing nature of the COVID-19 pandemic, there continues to be the risk of shutdowns in jurisdictions in which the Company operates. The financial results discussed herein reflect the impact of these shutdowns through June 30, 2020.

In the discussion and analysis below, certain data may vary from the amounts presented in our consolidated financial statements due to rounding.

Three Months ended June 30, 2020 compared to Three Months ended June 30, 2019

	For the Three-Month
	Period ended				Variance
	Unaudited	Unaudited			Functional
	June 30,	June 30,	Variance		Currency at	Functional	Currency
(In millions)	2020	2019	2020 vs 2019		Constant rate	Currency	Movement
Revenue:
Service	$15.2	$25.6	$(10.4)	(40.6)%	$(9.9)	(38.5)%	$(0.5)
Hardware	0.4	1.1	(0.7)	(67.5)%	(0.7)	(66.8)%	(0.0)
Total revenue	15.6	26.7	(11.1)	(41.7)%	(10.6)	(39.6)%	(0.5)
Cost of sales, excluding depreciation and amortization:
Cost of service	(3.1)	(5.3)	2.3	(42.4)%	2.1	(40.3)%	0.1
Cost of hardware	(0.3)	(1.0)	0.6	(65.0)%	0.6	(62.3)%	0.0
Selling, general and administrative expenses	(10.6)	(12.8)	2.2	(17.3)%	1.9	(14.5)%	0.4
Stock-based compensation	(1.0)	(2.3)	1.3	(58.4)%	1.3	(56.9)%	0.0
Acquisition and integration related transaction expenses	(1.2)	(0.7)	(0.5)	69.0%	(0.6)	74.0%	0.0
Depreciation and amortization	(13.3)	(9.1)	(4.2)	46.8%	(4.7)	52.3%	0.5
Net operating Income (Loss)	(13.9)	(4.5)	(9.4)	210.2%	(9.9)	221.8%	0.5
Other income (expense)
Interest income	0.1	0.1	(0.0)	(11.6)%	(0.0)	(8.2)%	(0.0)
Interest expense	(8.1)	(4.0)	(4.1)	100.6%	(4.4)	107.9%	0.3
Change in fair value of derivative liability	-	(1.3)	1.3	(100.0)%	1.3	(100.0)%	(0.0)
Other finance income (expense)	(2.5)	(0.9)	(1.6)	192.3%	(1.8)	203.5%	0.1
Loss from equity method investee	-	-	-	N/A	-	N/A	-
Total other income (expense), net	(10.5)	(6.1)	(4.4)	71.7%	(4.8)	76.9%	0.4
Net loss from continuing operations before income taxes	(24.4)	(10.6)	(13.8)	130.1%	(14.7)	137.7%	0.9

Income tax expense	(0.1)	(0.1)	0.0	(31.6)%	0.0	(31.4)%	(0.0)
Net loss	$(24.5)	$(10.7)	$(13.8)	128.7%	$(14.7)	136.3%	$0.9
Exchange Rate - $ to £	1.24	1.29

Revenue

Total reported revenue for the three months ended June 30, 2020 decreased by $11.1 million, or 41.7%, to $15.6 million on a reported basis. Revenue was significantly impacted by the shutdown of non-essential businesses most of the second quarter in all of the jurisdictions in which the Company operates, due to the ongoing COVID-19 pandemic. Adverse currency movements accounted for a $0.5 million impact. On a functional currency at constant rate basis, revenue decreased by $10.6 million, or 39.6%, with service revenue decreasing by $9.9 million and hardware revenue decreasing by $0.7 million. The change in total reported revenue was comprised of a decrease of $13.5 million in SBG revenue, offset by an increase of $0.6 million in Virtual Sports revenue and an increase in revenue of $1.8 million from the Acquired Businesses segment.

SBG revenue, which is included in total reported revenue above, decreased by $13.5 million on a functional currency at constant rate basis, or 77.1%, comprised of a reduction in service revenue of $12.6 million, and a $0.7 million decrease in hardware sales.

SBG service revenue decreased by $12.7 million on a reported basis, of which $0.1 million was attributable to adverse currency movements. On a functional currency at constant rate basis, SBG service revenue decreased by $12.6 million, or 77.1%, to $3.6 million.

SBG hardware revenue decreased by $0.7 million to $0.4 million on a reported basis. On a functional currency at constant rate basis, the revenue decrease was $0.7 million or 67.8% with a de minimis currency impact.

Virtual Sports reported revenue increased by $0.6 million, or 6.4%, on a reported basis. This increase includes the impact of adverse currency movements of $0.4 million. On a functional currency at constant rate basis, Virtual Sports revenue increased by $1.0 million, or 10.5%. This increase included a $3.6 million decline in retail recurring revenue from the COVID-19 national shutdowns, predominantly driven by Italy which locked down earlier than other territories. Declines were offset by growth in Scheduled Online Virtuals of $2.9 million and Interactive of $1.3 million.

Acquired Businesses revenue accounted for $1.8 million in service revenue and nil hardware revenue. As with the Company’s other businesses in the UK, the general shutdown due to COVID-19 resulted in a cessation of gaming operations for most of the second quarter.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, decreased by $2.9 million, or 45.9%, on a reported basis, to $3.4 million, including the impact of $0.1 million from favorable currency movements. On a functional currency at constant rate basis, cost of sales decreased by $2.8 million, or 43.8%.

Of this decrease, $4.1 million was attributable to decreased SBG service costs due to reduced consumable usage in line with the reduced machine estate due to the Triennial, and COVID-19 impact. This was offset by $0.9 million of service costs attributable to the acquisition of the Acquired Businesses.

Selling, general and administrative expenses

SG&A expenses decreased by $2.2 million, or 17.3%, on a reported basis, to $10.6 million. This included $0.4 million of favorable currency movements. On a functional currency at constant rate basis, SG&A decreased by $1.9 million, or 14.5%. The reported decrease was driven by incremental SG&A expenses of $3.6 million from the Acquired Businesses, offset by a $4.6 million decrease in selling, general and administrative expenses in SBG and Virtual Sports due to staff furloughs attributable to the COVID-19 pandemic.

Stock-based compensation

During the three months ended June 30, 2020, the Company recorded an expense of $1.0 million with respect to outstanding awards. Of this expense, $0.1 million related to costs from awards made under the 2016 Long Term Incentive Plan and $0.9 million from awards made under the 2018 Plan. The entirety of this cost related to recurring costs. During the three months ended June 30, 2019, the charge for stock-based compensation was $2.3 million. Of this expense, $1.5 million related to costs from awards made under the 2016 Long Term Incentive Plan and $0.8 million from awards made under the 2018 Plan with some of the 2018 Plan awards impacted by movements in the stock price between the award granting date and May 14, 2019, the date the scheme was formally approved by stockholders. Following approval, the cost was no longer impacted by stock price movements being charged by the same method as all other award plans.

Acquisition and integration related transaction expenses

Acquisition related transaction expenses increased by $0.5 million to $1.2 million, on a reported basis. The entirety of the 2020 and 2019 period expenses were related to work in respect of potential acquisitions with the 2019 expenses relating to the acquisition and third party integration fees linked exclusively to the acquisition and integration of Novomatic UK’s Gaming Technology Group and the 2020 expenses relating to the group integration costs following the acquisition.

Depreciation and amortization

Depreciation and amortization increased by $4.2 million, or 46.8% to $13.3 million on a reported basis. This included the impact of favorable currency movements of $0.5 million.

On a functional currency at constant rate basis, depreciation and amortization increased by $4.7 million, or 52.3%. This increase was driven by incremental depreciation and amortization of $5.6 million from the Acquired Businesses. This was partially offset by a $1.0 million decrease of depreciation and amortization in SBG and Virtual Sports, due primarily to UK and Italy machine estates reaching full depreciation status.

Net operating loss

During the period, net operating loss increased by $9.4 million from a loss of $4.5 million to a loss of $13.9 million on a reported basis. On a functional currency at constant rate basis, net operating loss increased by $9.9 million, as the decline in revenue related to COVID-19 was impacted by the addition of SG&A associated with the Acquired Businesses, only partially offset by the declines in cost of sales, SG&A, and depreciation.

Interest expense

Interest expense increased by $4.1 million in the period, to $8.1 million, on a reported basis. Of this variance $0.3 million was due to an adverse currency movement. On a functional currency at a constant rate basis, interest expense was $4.4 million (107.9%) higher than the prior year due to an increase of $2.9 million of cash interest due to a higher debt balance amount after the acquisition of Novomatic UK’s Gaming Technology Group in October 2019, a $1.0 million charge for debt fees relating to the debt restructure and an increase of $0.4 million of cash interest due to a higher revolver draw as a result of the COVID-19 pandemic.

Change in fair value of derivative liability

Following the termination of the cross-currency swaps on October 1, 2019, there was no change in the fair values of derivative liabilities in the three months ended June 30, 2020. For the three months ended June 30, 2019, the change in fair value of derivative liability was a $1.3 million charge.

Other finance income

Other finance income for the three months ended June 30, 2020 was a charge of $2.5 million compared to a $0.9 million charge in the three months ended June 30, 2019. The $2.5 million charge for the three months ended June 30, 2020 related to a $2.7m retranslation of senior debt offset by a $0.2m pension credit. The $0.9 million charge in the prior year related to a $3.2m retranslation of senior debt offset by a $0.2m pension credit and a $2.2 million benefit from the GBP:USD cross-currency swap which was terminated on October 1, 2019.

Income tax expense

Our effective tax rate for the period ended June 30, 2020 was 0.3% and our effective tax rate for the period ended June 30, 2019 was (0.8)%.

Net loss

On a reported basis, net loss increased by $13.8 million, from a loss of $10.7 million to a loss of $24.5 million in the three months ended June 30, 2020. On a functional currency at constant rate basis, net loss increased by $14.7 million, mainly due to the shutdowns associated with COVID-19, as well as increases in operating expenses attributable to the Acquired Businesses, in addition to increases in interest expense and other finance costs, offset by a reduction in earnout liability.

Three Months ended June 30, 2020 compared to Three Months ended June 30, 2019 – Server Based Gaming Segment

Revenue growth for our SBG business is principally driven by the number of operator customers we have, the number of SBG machines in operation, the net win performance of the machines and the net win percentage that we receive pursuant to our contracts with our customers.

SBG Segment, Key Performance Indicators

	For the Three-Month Period ended
	Unaudited	Unaudited
	June 30,	June 30,	Variance
SBG	2020	2019	2020 vs 2019
				%
End of period installed base (# of terminals)	32,972	35,077	(2,105)	(6.0)%
Average installed base (# of terminals)	32,961	35,241	(2,280)	(6.5)%
Customer Gross Win per unit per day (1)(2)	£11.18	£72.57	£(61.38)	(84.6)%
Customer Net Win per unit per day (1)(2)	£8.16	£51.68	£(43.52)	(84.2)%
Inspired Blended Participation Rate	6.6%	6.4%	0.3%

(1)	Includes all SBG terminals in which the company takes a participation revenue share across all territories

(2)	Includes all days of the quarter, including the days during which the SBG terminals were not operating due to COVID-19. As a result, performance reflects this complete shutdown for the bulk of the period.

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

SBG Segment, key events that affected results for the Three Months ended June 30, 2020

During the period Customer Gross Win per unit per day in the total UK market (including non-LBO markets) decreased by 84.1%. This was due mainly to the impact of COVID-19, with retail venues closed through April, May, and approximately half of June 2020. A significant number of retail venues reopened on or around June 15, 2020, with over 80% of shops (based on pre-COVID-19 shop count) open at the end of June 2020 and showing strong performance. Due to the shutdown period in the second quarter of 2020, Triennial impact was minimal, with improved Customer Gross Win per unit per day in 2020, versus the comparable period last year, being offset by 700 shop closures by a major customer.

In Italy, Customer Net Win per unit per day (in EUR) decreased by 93.5% due mainly to the shutdown of retail venues throughout April, May and part of June 2020 as a result of COVID-19. Approximately 50% of venues reopened on or around June 15, 2020.

Greece Customer Gross Win per unit per day (in EUR) decreased by 73.2%, due solely to the closure of retail venues throughout April, May and part of June 2020 due to COVID-19. All retail venues reopened on June 8, 2020 and performance through the end of the quarter was strong.

Customer Gross Win per unit per day (in our functional currency, GBP) decreased by £61 or 84.6% across the entire estate due to the impact of COVID-19 (as described by market above). The blended participation rate increased from 6.4% to 6.6%.

SBG Segment, Three Months ended June 30, 2020 compared to Three Months ended June 30, 2019

Server Based Gaming

	For the Three-Month
	Period ended				Variance
	Unaudited	Unaudited			Functional
	June 30,	June 30,	Variance		Currency at	Functional	Currency
(In millions)	2020	2019	2020 vs 2019		Constant rate	Currency	Movement
Revenue:
Service	$3.6	$16.4	$(12.7)	(77.8)%	$(12.6)	(77.1)%	$(0.1)
Hardware	0.4	1.1	(0.7)	(66.7)%	(0.7)	(67.8)%	(0.0)
Total revenue	4.0	17.5	(13.5)	(77.1)%	(13.4)	(76.5)%	(0.1)

Cost of sales, excluding depreciation and amortization:
Cost of service	(1.0)	(4.4)	3.4	(76.8)%	3.4	(76.1)%	0.0
Cost of hardware	(0.3)	(1.0)	0.7	(71.2)%	0.7	(70.0)%	0.0
Total cost of sales	(1.3)	(5.4)	4.1	(75.8)%	4.1	(75.0)%	0.0

Selling, general and administrative expenses	(2.0)	(6.0)	4.0	(67.5)%	3.8	(65.4)%	0.2

Stock-based compensation	(0.1)	(0.5)	0.4	(70.1)%	0.3	(61.8)%	0.1

Depreciation and amortization	(6.0)	(7.2)	1.2	(17.3)%	1.1	(15.0)%	0.2

Net operating Income (Loss)	$(5.4)	$(1.6)	$(3.7)	224.8%	$(4.1)	278.3%	$0.4

Exchange Rate - $ to £	1.25	1.29

Note: Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

SBG Segment Revenue

In the period revenue, decreased by $13.5 million, to $4.0 million, on a reported basis. A small part of this decrease was due to adverse currency movements of $0.1 million. On a functional currency at constant rate basis, SBG revenue decreased by $13.4 million, or 76.5%.

Service revenue decreased by $12.7 million on a reported basis, and adverse currency movements accounted for $0.1 million of the decrease. On a functional currency at constant rate basis, SBG service revenue decreased by $12.6 million, or 77.1%, to $3.6 million. This was primarily due to the impact of COVID-19. The decrease by region showed $8.9 million in the UK, $1.7 million in Greece and $1.6 million in Italy. Further adverse movements came in Italy from a one-off software license sale of $0.3 million during 2019.

Hardware revenue decreased by $0.7 million to $0.4 million on a reported basis. On a functional currency at constant rate basis, the revenue decrease was $0.7 million or 67.8% with a small amount accounting for adverse currency movements. The decrease was due to the sale of 60 SSBTs (Self Service Betting Terminals) in the UK LBO market for $0.3 million and 90 “Flex Cabinets” in the UK Leisure market for $0.7 million in 2019. These were partly offset by spares sales in Italy of $0.3 million during 2020.

SBG Segment Operating Income

Cost of sales (excluding depreciation and amortization) decreased by $4.1 million or 75% to $1.3 million, on both a reported and functional currency at constant rate basis.

Service cost of sales decreased by $3.4 million or 76.8% to $1.0 million on both a reported basis and functional currency basis. This reduction was due mainly to the impact of retail venue closures attributable to COVID-19. UK LBO retail shops accounted for $2.0 million of the decrease with significant savings on consumable and third party content costs, a further $1.0 million was attributable to Greece and $0.4 million from Italy on the same basis.

Hardware cost of sales decreased by $0.7 million to $0.3 million on a reported basis and functional currency basis, decreasing on a similar basis as hardware sales.

SBG SG&A expense declined by $4.0 million on a reported basis. This decrease includes the impact of favorable currency movements of $0.2 million. On a functional currency at constant rate basis, SG&A decreased by $3.8 million, reflecting ongoing restructuring, as well as synergies associated with the acquisition of the Acquired Businesses. Of this reduction, $3.2 million is attributable to reduced staffing costs, of which $1.7 million is related to furloughs arising from the COVID-19 pandemic.

Depreciation declined by $1.2 million on a reported basis, or 17.3%. On a functional currency basis, depreciation declined by $1.1 million, reflecting $0.2 million in favorable currency impact. The decrease in depreciation expense was due to the machines in the UK estate becoming fully depreciated, offset by additional depreciation from new machines in the Greek estate.

Operating income declined by $3.7 million year over year, from a $1.6 million reported operating loss to a $5.4 million operating loss year over year, as the impact of COVID-19 significantly reduced gross profit beyond savings in SG&A and depreciation and amortization.

SBG Segment, Recurring Revenue

Set forth below is a breakdown of our SBG recurring revenue. SBG recurring revenue consists principally of SBG participation revenue.

	For the Three-Month Period ended
	Unaudited	Unaudited
	June 30,	June 30,	Variance
(In £ millions)	2020	2019	2020 vs 2019%
SBG Recurring Revenue
Total SBG Revenue	£3.2	£13.6	£(10.4)	(76.5)%
SBG Participation Revenue	£1.6	£10.6	£(9.0)	(84.6)%
SBG Other Fixed Fee Recurring Revenue	£0.0	£0.3	£(0.1)	(94.1)%
Total SBG Recurring Revenue	£1.6	£10.9	£(9.3)	(84.9)%
SBG Recurring Revenue as a % of Total SBG Revenue	51.7%	80.4%	(28.7)%

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

“Total SBG Recurring Revenue” is equal to SBG Participation Revenue plus SBG Other Fixed Fee Recurring Revenue.

SBG Segment, Service Revenue by Region

Set forth below is a breakdown of our SBG service revenue by geographic region. SBG service revenue consists principally of SBG participation revenue.

Server Based Gaming Service Revenue by Region

	For the Three-Month Period ended				Variance
	Unaudited	Unaudited			Functional
	June 30,	June 30,	Variance		Currency at	Functional	Currency
(In millions)	2020	2019	2020 vs 2019		Constant rate	Currency	Movement
Service Revenue:
UK LBO	$1.0	$8.7	$(7.6)	(87.9)%	$(7.6)	(87.6)%	$(0.0)
UK Other	$0.0	$1.3	(1.3)	(98.1)%	(1.3)	(98.1)%	(0.0)
Italy	$0.2	$2.3	(2.1)	(92.1)%	(2.1)	(91.8)%	(0.0)
Greece	$2.3	$4.0	(1.7)	(41.5)%	(1.6)	(39.6)%	(0.0)
Rest of the World	$0.1	$0.2	(0.1)	(67.6)%	(0.1)	(66.5)%	(0.0)

Total service revenue	$3.6	$16.4	$(12.7)	(77.8)%	$(12.6)	(77.1)%	$(0.1)

Exchange Rate - $ to £	1.24	1.29

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Virtual Sports Segment, Three Months ended June 30, 2020 compared to Three Months ended June 30, 2019

Virtual Sports Segment, Key Performance Indicators

	For the Three-Month Period ended
	Unaudited	Unaudited
	June 30,	June 30,	Variance
Virtuals	2020	2019	2020 vs 2019
				%
No. of Live Customers at the end of the period	125	105	20	19.0%
Average No. of Live Customers	125	105	20	19.0%
Total Revenue (£‘m)	£8.0	£7.2	£0.8	10.5%

Total Virtual Sports Recurring Revenue (£‘m)	£7.0	£6.5	£0.5	7.6%
Total Revenue £‘m - Retail	£1.0	£4.0	£(3.1)	(76.0)%
Total Revenue £‘m - Scheduled Online Virtuals	£5.2	£2.4	£2.8	114.4%
Total Revenue £‘m - Interactive	£1.8	£0.7	£1.1	145.1%
Average Revenue Per Customer per day (£)	£699	£753	£(54)	(7.2)%

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

Virtual Sports Segment, Recurring Revenue

	For the Three-Month Period ended
	Unaudited	Unaudited
	June 30,	June 30,	Variance
(In £ millions)	2020	2019	2020 vs 2019
				%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£8.0	£7.2	£0.8	10.5%

Recurring Revenue - Retail Virtuals	£0.8	£3.7	£(2.9)	(79.3)%
Recurring Revenue - Scheduled Online Virtuals	£4.5	£2.2	£2.4	109.5%
Recurring Revenue - Interactive	£1.7	£0.7	£1.0	152.7%
Total Virtual Sports Recurring Revenue	£7.0	£6.5	£0.5	7.6%
Virtual Sports Recurring Revenue as a Percentage of Total	88.1%	90.5%	(2.4)%
Virtual Sports Revenue

For definitions of the terms used in the table above, see the definitions provided above.

Virtual Sports Segment, key events that affected results for the Three Months ended June 30, 2020

During the quarter most retail territories were fully offline for April and May with a partial month return for part of June. The exceptions to this were Greece, which reopened in mid-May and Ireland, which reopened at the beginning of July. As a result, Retail Virtuals revenues have declined significantly but both Scheduled Online Virtuals and Interactive revenues have seen significant growth. There was a $3.6 million decline in Retail recurring revenue in the quarter offset by $2.9 million growth in Online Scheduled Virtuals and $1.3 million growth in Interactive revenues.

The Virtual Grand National was broadcast on prime-time UK television to replace the live race due to the COVID-19 pandemic. Over four million viewers tuned in to watch Potters Corner win the Virtual race. The event was run as a charity event, ultimately generating over $3.0 million for the National Health Service (“NHS”) COVID-19 charity from various operators.

The Virtual Kentucky Derby all-time winner race aired on the May 2, 2020 on NBC in the U.S. The race featured the 13 all-time great Triple Crown winners, with Secretariat winning the virtual race. The event was held to raise money for the COVID-19 relief effort.

During the period, OPAP in Greece launched with our brand-new proprietary V-Play soccer product with significantly improved graphics, betting markets and overall design. Performance to date has been strong, with Greece revenues hitting pre-COVID-19 levels shortly after lockdown was lifted.

Our Virtual Interactive division launched V-Play Basketball and our NFL Alumni V-Play Football product with Bet365 New Jersey, both of which have performed well to date. After the end of the period, we launched V-Play Plug & PlayTM, which provides operators with end-to-end online and mobile sportsbook functionality, on social gaming platform FendOff Sports.

The Interactive division launched with eleven new customers in the quarter including Boylesports, Lottoland, Casumo and Harrah’s New Jersey. There were also major new content releases, including Reel King MegawaysTM and Centurion MegawaysTM. Both titles have seen strong performance since launch.

The Average Number of Live Customers during the period increased by twenty, from 105 to 125. Including the launch of new Interactive customers in the quarter, our Average Number of Live Interactive Customers for the period increased to 67.

Our average revenue per customer declined during the quarter primarily due to the timing of the addition of several Interactive customers that have not fully ramped up volume during the quarter.

Virtual Sports Segment, Three Months ended June 30, 2020 compared to Three Months ended June 30, 2019

Virtual Sports

	For the Three-Month Period ended				Variance
	Unaudited	Unaudited			Functional
	June 30,	June 30,	Variance		Currency at	Functional	Currency
(In millions)	2020	2019	2020 vs 2019		Constant rate	Currency	Movement
Service Revenue	$9.8	$9.2	$0.6	6.7%	$1.0	10.5%	$(0.4)
Cost of Service	(1.2)	(0.9)	(0.3)	33.6%	(0.3)	38.5%	0.0
Selling, general and administrative expenses	(1.1)	(2.1)	1.0	(48.3)%	0.7	(39.2)%	0.3
Stock-based compensation	(0.1)	(0.3)	0.2	(64.2)%	0.2	(69.1)%	0.1
Depreciation and amortization	(1.4)	(1.4)	0.0	2.9%	(0.1)	6.6%	0.1
Net operating Income	$6.0	$4.5	$1.5	32.6%	$1.5	31.8%	$(0.0)
Exchange Rate - $ to £	1.24	1.29

Note: Exchange rate in the table is calculated by dividing the USD service revenue by the GBP service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Virtual Sports Segment revenue. In the period revenue increased by $0.6 million, or 6.7%, on a reported basis. This increase includes the impact of adverse currency movements of $0.4 million. On a functional currency at constant rate basis, Virtual Sports revenue increased by $1.0 million, or 10.5%. This increase included a $3.6 million decline in retail recurring revenue from the COVID-19 national shutdowns. Declines were offset by growth in Scheduled Online Virtuals of $2.9 million and Interactive of $1.3 million.

Virtual Sports Segment operating income. Cost of service increased by $0.3 million to $1.2 million on a reported basis.

SG&A expenses decreased by $1.0 million on a reported basis. This decrease includes the impact of favorable currency movements of $0.3 million. On a functional currency at constant rate basis, SG&A decreased by $0.7 million, driven by staff-related cost savings.

Depreciation and amortization remained substantially unchanged on a reported basis. There was de minimis impact from currency movements.

Operating profit increased by $1.5 million on a reported and functional currency at constant rate basis, to $6.0 million. This was primarily due to an increase in revenues and reduced SG&A expenses.

Acquired Businesses segment, key events that affected results for the Three Months ended June 30, 2020

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

Acquired Businesses segment, Key Performance Indicators

	For the Three-Month Period ended
	Unaudited June 30,	Unaudited June 30,	Variance
Acquired Businesses	2020	2019	2020 vs 2019
				%
Pub Digital Cat C Gaming Machines - Average installed base (# of terminals)	5,773	4,633	1,140	24.6%

Inspired Pubs Revenue per Digital Cat C Gaming Machine per week	£0.00	£65.49	£(65.49)	(100.0)%

Pub Analogue Digital Cat C Gaming Machines - Average installed base (# of terminals)	2,690	3,744	(1,054)	(28.2)%

Inspired Pubs Revenue per Analogue Cat C Gaming Machine per week	£0.00	£43.44	£(43.44)	(100.0)%

End of Period % of Digital Cat C Gaming Machines in Pub Market	68.2%	57.2%	11.0%

Total Leisure Parks Revenue (Gaming and Non Gaming) (£‘m)	£0.0	£8.2	£(8.2)	(100.0)%

AGC and MSA Gaming Machines - Average installed base (# of terminals)(1)	5,170	5,773	(603)	(10.4)%

Inspired AGC and MSA Revenue per Gaming Machine per week	£0.00	£66.39	£66.39	(100.0)%

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

Acquired Businesses segment, key events that affected results for the Three Months ended June 30, 2020

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

Acquired Businesses segment, Three Months ended June 30, 2020

Acquired Business

For the Three-
Month Period
ended
Unaudited
June 30,
(In millions)	2020
Revenue:
Service	$1.8
Hardware	-
Total revenue	1.8

Cost of sales, excluding depreciation and amortization:
Cost of service	(0.9)
Cost of hardware	-
Total cost of sales	(0.9)

Selling, general and administrative expenses	(3.6)
Depreciation and amortization	(5.6)
Net operating Income (Loss)	$(8.3)

Exchange Rate - $ to £	1.24

Note: Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Acquired Businesses Segment Revenue

Acquired Businesses service revenue was $1.8 million in the first quarter. The shutdown of the UK market because of the COVID-19 pandemic led to revenues in the pub sector reducing to zero during the period. As a result, revenue was comprised primarily of $1.2 million in online revenue and $0.2 million from servicing self-service betting terminals (“SSBTs”).

The Company’s average installed base within the Pub business included 8,463 Category C gaming machines. Digital gaming machines accounted for 68.2% of the total Category C gaming machines at the end of the period, which was an increase from 57.2% at the end of the comparable period in 2019.This represents a 24.6% increase over the prior year’s installed base of digital Category C gaming machines.

In addition, Acquired Businesses includes services to Leisure Parks, motorway service areas (“MSAs”), adult gaming centers (“AGCs”) and bowling alleys as well as software license fees associated with one-time hardware sales. The shutdown of the UK market because of the COVID-19 pandemic led to all leisure parks, MSAs, AGCs and bowling alleys being closed for the whole period and associated revenue reducing to zero during the period.

Acquired Businesses Segment Operating Income

Acquired Businesses operating income reflects cost of sales of $0.9 million (comprised of manufacturing costs, content royalties, spare parts, distribution costs, and certain gaming taxes), SG&A expenses of $3.6 million including service network costs, facilities, and staffing, and depreciation and amortization of $5.6 million, reflecting capitalized game development and machine deployment levels. SG&A expenses for the quarter were impacted by furloughs of all operations staff, effected to reflect the cessation of revenue from gaming operations.

Six Months ended June 30, 2020 compared to Six Months ended June 30, 2019

	For the Six-Month Period ended				Variance
	Unaudited	Unaudited			Functional
	June 30,	June 30,	Variance		Currency at	Functional	Currency
(In millions)	2020	2019	2020 vs 2019		Constant rate	Currency	Movement
Revenue:
Service	$58.4	$56.4	$2.0	3.5%	$3.0	5.3%	$(1.0)
Hardware	9.5	4.0	5.5	139.8%	5.7	146.0%	(0.2)
Total revenue	67.9	60.4	7.5	12.4%	8.7	14.4%	(1.2)
Cost of sales, excluding depreciation and amortization:
Cost of service	(9.7)	(10.7)	1.0	(9.2)%	0.8	(7.4)%	0.2
Cost of hardware	(7.3)	(2.6)	(4.7)	175.7%	(4.8)	183.1%	0.2
Selling, general and administrative expenses	(39.7)	(27.5)	(12.2)	44.2%	(12.8)	46.5%	0.7
Stock-based compensation	(2.0)	(4.4)	2.4	(54.8)%	2.4	(53.8)%	0.0
Acquisition and integration related transaction expenses	(4.4)	(1.6)	(2.8)	177.8%	(3.0)	189.6%	0.2
Depreciation and amortization	(25.9)	(18.8)	(7.1)	37.9%	(7.9)	41.9%	0.8
Net operating Income (Loss)	(21.1)	(5.2)	(15.8)	305.3%	(16.6)	319.1%	0.8
Other income (expense)
Interest income	0.4	0.1	0.3	477.8%	0.3	500.4%	0.0
Interest expense	(14.2)	(8.5)	(5.7)	66.9%	(6.1)	71.6%	0.4
Change in fair value of earnout liability	-	(2.3)	2.3	(100.0)%	2.3	(100.0)%	(0.0)
Change in fair value of derivative liability	-	(0.1)	0.1	(100.0)%	0.1	(100.0)%	(0.0)
Other finance income (expense)	(6.2)	0.3	(6.5)	(2120.4)%	(6.8)	(2132.7)%	0.3
Loss from equity method investee	(0.5)	-	(0.5)	N/A	(0.5)	N/A	0.0
Total other income (expense), net	(20.5)	(10.5)	(10.0)	95.2%	(10.7)	100.6%	0.6
Net loss from continuing operations before income taxes	(41.6)	(15.7)	(25.8)	164.5%	(27.3)	172.7%	1.4
Income tax expense	(0.3)	0.0	(0.3)	N/A	(0.3)	N/A	0.0

Net loss	$(41.9)	$(15.7)	$(26.1)	166.3%	$(27.6)	174.6%	$1.4

Exchange Rate - $ to £	1.27	1.30

Revenue

Total reported revenue for the six months ended June 30, 2020 increased by $7.5 million, or 12.4%, to $67.9 million on a reported basis. Revenue was significantly impacted by the shutdown of non-essential businesses most of the second quarter in all of the jurisdictions in which the Company operates, due to the ongoing COVID-19 pandemic. Adverse currency movements accounted for a $1.2 million impact. On a functional currency at constant rate basis, revenue increased by $8.7 million, or 14.4%, with service revenue increasing by $3.0 million and hardware revenue increasing by $5.7 million. The change in total reported revenue was comprised of a decrease of $20.5 million in SBG revenue, a decrease of $0.4 million in Virtual Sports revenue, offset by an increase in revenue of $29.2 million from the Acquired Businesses segment. This was offset by $0.8 million in intercompany eliminations.

SBG revenue, which is included in total reported revenue, above, decreased by $20.5 million, to $20.7 million, on a reported basis. A small part of this decrease was due to adverse currency movements of $0.3 million. On a functional currency at constant rate basis, SBG revenue decreased by $20.2 million, or 49.0%.

SBG service revenue decreased by $20.2 million on a reported basis, and adverse currency movements accounted for $0.2 million of the decrease. On a functional currency at constant rate basis, SBG service revenue decreased by $20.0 million, or 53.7%, to $17.0 million. The major driver for the decrease was the impact of COVID-19.

SBG hardware revenue decreased by $0.3 million to $3.7 million on a reported basis. On a functional currency at constant rate basis, the revenue decrease was $0.2 million with adverse currency movements accounting for decreased revenue of $0.1 million.

Virtual Sports reported revenue decreased by $0.4 million, or 2.0%, on a reported basis. This decrease includes the impact of adverse currency movements of $0.5 million. On a functional currency at constant rate basis, Virtual Sports revenue increased by $0.1 million, or 0.8%. This increase included a $4.6 million decline in retail recurring revenue from the COVID-19 national shutdowns. Declines were offset by growth in Scheduled Online Virtuals of $2.8 million and Interactive of $1.7 million.

Acquired Businesses revenue accounted for $23.2 million in service revenue and $6.0 million in hardware revenue. $9.7 million was generated from UK Pub gaming machines and other rental products, including 8,483 Category C gaming machines. An additional $1.9 million in revenue was generated through the UK leisure parks business, with $5.8 million generated from machine rentals to UK motorway services and adult gaming centers. $2.1 million was generated from online gaming and $1.8 million from self-service betting terminals.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, increased by $3.7 million, or 27.5%, to $17.0 million on a reported basis, including the impact of $0.4 million from favorable currency movements. On a functional currency at constant rate basis, cost of sales increased by $4.0 million, or 30.2%.

Of this increase, $8.8 million was attributable the Acquired Businesses, comprised of $3.6 million in service costs and $5.2 million in hardware costs. This was offset by a $4.8 million decrease in SBG costs of sales due to reduced consumable usage in line with reduced machine estate due to Triennial and COVID-19 impacts.

Selling, general and administrative expenses

SG&A expenses increased by $12.2 million, or 44.2%, on a reported basis, to $39.7 million. This included $0.7 million of favorable currency movements. On a functional currency at constant rate basis, SG&A increased by $12.8 million, or 46.5%. The reported increase was driven by incremental SG&A expenses of $20.5 million from the Acquired Businesses, offset by a $6.1 million decrease in selling, general and administrative expenses in SBG and Virtual Sports, due to staff furloughs attributable to the COVID-19 pandemic.

Stock-based compensation

During the six months ended June 30, 2020, the Company recorded an expense of $2.0 million with respect to outstanding awards. Of this expense, $0.2 million related to costs from awards made under the 2016 Long Term Incentive Plan and $1.8 million from awards made under the 2018 Plan. The entirety of this cost related to recurring costs. During the six months ended June 30, 2019, the charge for stock-based compensation was $4.4 million. Of this expense, $3.0 million related to costs from awards made under the 2016 Long Term Incentive Plan and $1.4 million from awards made under the 2018 Plan with some of the 2018 Plan awards impacted by movements in the stock price between the award granting date and May 14, 2019, the date the scheme was formally approved by stockholders. Following approval, the cost was no longer impacted by stock price movements being charged by the same method as all other award plans.

Acquisition and integration related transaction expenses

Acquisition related transaction expenses increased by $2.8 million to $4.4 million, on a reported basis. The entirety of the 2020 and 2019 period expenses were related to work in respect of potential acquisitions with the 2019 expenses relating to the acquisition and third party integration fees linked exclusively to the acquisition and integration of Novomatic UK’s Gaming Technology Group and the 2020 expenses relating to the group reorganization and integration costs following the acquisition.

Depreciation and amortization

Depreciation and amortization increased by $7.1 million, or 37.9%, to $25.9 million on a reported basis. This included the impact of favorable currency movements of $0.8 million.

On a functional currency at constant rate basis, depreciation and amortization increased by $7.9 million, or 41.9%. This increase was driven by incremental depreciation and amortization of $10.4 million from the Acquired Businesses. This was partially offset by a $2.8 million decrease of depreciation and amortization in SBG and Virtual Sports, due primarily to UK and Italy machine estates reaching full depreciation status.

Net operating loss

During the period on a reported basis, net operating loss increased by $15.8 million from a loss of $5.2 million to a loss of $21.1 million. On a functional currency at constant rate basis, net operating loss increased by $16.6 million, mainly due to the impact of shutdowns related to COVID-19, increased SG&A expenses attributable to the Acquired Businesses, as well as a $0.8 million adverse currency movement, partly offset by higher revenues attributable to the Acquired Businesses.

Interest expense

Interest expense increased by $5.4 million in the period, to $13.9 million, on a reported basis. Of this variance $0.4 million was due to an adverse currency movement. On a functional currency at a constant rate basis, interest expense was $5.8 million (68.3%) higher than the prior year due to increases of $4.7 million of cash interest due to a higher debt balance amount after the acquisition of Novomatic UK’s Gaming Technology Group in October 2019, $0.7 million being the corresponding increase in the amortization of debt fees, $1.0 million relating to fees incurred for the debt restructure and $0.5 million due to a higher revolver draw as a result of the COVID-19 pandemic. These were partly offset by higher levels of interest receivable of $0.5 million.

Change in fair value of earnout liability

Due solely to changes in the share price ($6.51 at March 25, 2019 and $4.80 at December 31, 2018) the charge in the six months ended June 30, 2019 from a change in the fair value of earnout liability was $2.3 million. On March 25, 2019, the shares relating to the earnout liability were issued. There were no such liabilities in the six months ended June 30, 2020.

Change in fair value of derivative liability

Following the termination of the cross-currency swaps on October 1, 2019, there was no change in the fair values of derivative liabilities in the six months ended June 30, 2020. For the six months ended June 30, 2019, the change in fair value of derivative liability was a $0.1 million charge.

Other finance income

Other finance income for the six months ended June 30, 2020 was a charge of $6.2 million compared to a $0.3 million credit in the six months ended June 30, 2019. This was primarily due to an adverse foreign exchange impact of $6.2 million in retranslating the debt balance and a $0.2 million gain in the six months ended June 30, 2019 from the GBP:USD cross-currency swap which was terminated on October 1, 2019.

Income tax expense

Our effective tax rate for the period ended June 30, 2020 was 0.7% and our effective tax rate for the period ended March 31, 2019 was 0.0%.

Net loss

On a reported basis, net loss increased by $26.1 million, from a loss of $15.7 million to a loss of $41.9 million in the six months ended June 30, 2020. On a functional currency at constant rate basis, net loss increased by $27.6 million, mainly due to the impact of the Triennial Implementation and the shutdowns associated with COVID-19, as well as increases in operating expenses attributable to the Acquired Businesses, in addition to increases in interest expense and other finance costs, offset by a reduction in earnout liability.

Six Months ended June 30, 2020 compared to Six Months ended June 30, 2019 – Server Based Gaming Segment

Revenue growth for our SBG business is principally driven by the number of operator customers we have, the number of SBG machines in operation, the net win performance of the machines and the net win percentage that we receive pursuant to our contracts with our customers.

SBG Segment, Key Performance Indicators

	For the Six-Month Period ended
	Unaudited	Unaudited
	June 30,	June 30,	Variance
SBG	2020	2019	2020 vs 2019
				%
End of period installed base (# of terminals)	32,972	35,077	(2,105)	(6.0)%
Average installed base (# of terminals)	32,971	35.099	(2,128)	(6.1)%
Customer Gross Win per unit per day (1)	£37.97	£88.61	£(50.64)	(57.1)%
Customer Net Win per unit per day (1)	£28.17	£62.36	£(34.18)	(54.8)%
Inspired Blended Participation Rate	6.1%	6.2%	(0.1)%

(1)	Includes all SBG terminals in which the company takes a participation revenue share across all territories

SBG Segment, key events that affected results for the Six Months ended June 30, 2020

During the period Customer Gross Win per unit per day in the total UK market (including non-LBO markets) decreased by 50.0%. This was due to both the Triennial Implementation outcome in the UK and COVID-19 impact, with retail venues closing from March 21, 2020 through to June 15, 2020, with over 80% of venues reopened at June 30, 2020.

During the period, an additional 94 SSBTs (Self Service Betting Terminals) were sold and deployed in the UK LBO market. These are part of a confirmed 170 terminal order due to be completed in July and August 2020 now that retail venues have reopened. In addition to hardware sale margin, these terminals also generate a recurring service fee.

During the period, new market sales continued in North America, which we entered in December 2019. Hardware sales of a further 161 “Valor” terminals were sold to multiple customers in Illinois.

In Italy, Customer Net Win per unit per day decreased by 77.1% (in EUR), due to the closure of retail venues due to COVID-19 from March 9, 2020 through to June 15, 2020, when 50% of venues reopened, as well as an increase in the average revenue tax of 0.9% from 8.4% in 2019 to 9.3% in 2020, and the impact of card reader implementation on January 1, 2020.

Greece Customer Gross Win per unit per day (in EUR) decreased by 73.2%, due solely to the closure of retail venues as a result of COVID-19, from March 14 through to June 8, 2020 when all venues reopened.

Customer Gross Win per unit per day (in our functional currency, GBP) decreased by £51 or 57.1% across the entire estate, driven mainly by the impact of COVID-19 with the mandated shutdown of retail venues during March, April, May and part of June 2020. The overall decrease was further effected by the reduction in maximum permitted bets on B2 gaming machines in the UK in accordance with the Triennial Implementation, These impacts, along with the reduced tax in the UK LBO market post Triennial, partly offset by a 0.9% average increase in the Italy tax rate, resulted in a Net Win per unit per day decrease on total SBG of £34 or 54.8%. Our blended participation rate reduced by 0.1% to 6.1%.

SBG Segment, Six Months ended June 30, 2020 compared to Six Months ended June 30, 2019

Server Based Gaming

	For the Six-Month Period ended				Variance
	Unaudited	Unaudited			Functional
	June 30,	June 30,	Variance		Currency at	Functional	Currency
(In millions)	2020	2019	2020 vs 2019		Constant rate	Currency	Movement
Revenue:
Service	$17.0	$37.2	$(20.2)	(54.3)%	$(20.0)	(53.7)%	$(0.2)
Hardware	3.7	4.0	(0.3)	(6.8)%	(0.2)	(4.5)%	(0.1)
Total revenue	20.7	41.2	(20.5)	(49.7)%	(20.2)	(49.0)%	(0.3)

Cost of sales, excluding depreciation and amortization:
Cost of service	(4.6)	(8.8)	4.1	(47.4)%	4.2	(47.0)%	(0.0)
Cost of hardware	(2.1)	(2.6)	0.6	(21.8)%	0.5	(20.2)%	0.0
Total cost of sales	(6.7)	(11.4)	4.7	(41.4)%	4.7	(40.9)%	0.0

Selling, general and administrative expenses	(7.0)	(12.6)	5.6	(44.7)%	5.5	(43.6)%	0.2

Stock-based compensation	(0.3)	(0.9)	0.6	(64.2)%	0.5	(60.7)%	0.1

Depreciation and amortization	(12.2)	(14.9)	2.7	(18.1)%	2.4	(16.1)%	0.3

Net operating Income (Loss)	$(5.5)	$1.4	$(6.8)	(506.3)%	$(7.1)	(546.7)%	$0.2

Exchange Rate - $ to £	1.28	1.30

Note: Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

SBG Segment Revenue

During the period, revenue decreased by $20.5 million, to $20.7 million, on a reported basis. A small part of this decrease was due to adverse currency movements of $0.3 million. On a functional currency at constant rate basis, SBG revenue decreased by $20.2 million, or 49.0%.

The major driver for the decrease was the impact of COVID-19. Retail shop closures during the period of March 2020 through to June 2020 drove a reduction in service revenue of $14.3 million, with revenue by region decreasing $10.0 million in the UK, $2.3 million in Greece and $1.9 million in Italy. Further declines came from the UK LBO market with $4.4 million as a result of the Triennial Implementation, increased Italy taxes of $0.4 million, the adverse impact of the introduction in Italy of player cards of $0.5 million, 2019 one-off Italy sales of $0.4 million and intercompany UK other revenue of $0.6 million. These negative impacts were partly offset by growth in the Greek market of $0.8 million because of the continued rollout of contracted VLTs.

UK LBO Customer Gross Win per unit per day decreased by approximately 50.0%. The impact of COVID-19 and the shutdown of retail venues between March and June 2020 accounted for 46.5% of the decline, the remaining 3.5% stems from the Triennial Implementation, a negative position in the first quarter 2020 due to the April 1, 2019 implementation from and a recovery in the second quarter due to content releases and closure of low performing venues.

Hardware revenue decreased by $0.3 million to $3.7 million on a reported basis. On a functional currency at constant rate basis, the revenue decrease was $0.2 million with adverse currency movements accounting for decreased revenue of $0.1 million.

SBG Segment Operating Income

Cost of sales (excluding depreciation and amortization) decreased by $4.7 million, or 41.4%, to $6.7 million, on a reported basis. There was de minimis impact from currency movements.

Service cost of sales decreased by $4.1 million on both a reported and functional currency basis. This reduction was due mainly to the impact of retail venue closures due to COVID-19. UK LBO retail shops accounted for $2.2 million with significant savings on consumable and 3rd party content costs, a further $1.2 million came from Greece and $0.4 million from Italy for the same reasons. The remaining $0.4 million decrease was mainly from lower consumables spend during the three months ended March 31, 2020 on the UK LBO estate due to the Triennial Implementation.

Hardware cost of sales decreased by $0.6 million to $2.1 million on a reported basis. On a functional currency at constant rate basis, hardware cost of sales decreased by $0.5 million with some small favorable currency movements.

SBG SG&A expense declined by $5.6 million, reflecting significant staff furloughs due to COVID-19, ongoing restructuring and synergies associated with the acquisition of the Acquired Businesses. Of this reduction, $1.8 million was attributable to furloughs related to the COVID-19 pandemic and $1.9 million was related to other staff savings.

Depreciation and amortization declined by $2.7 million or 18.1%, on a reported basis. On a functional currency basis, depreciation declined by $2.4 million, reflecting $0.3 million in favorable currency impact. The decrease in depreciation expense was due to the machines in the UK estate becoming fully depreciated, offset by additional depreciation from new machines in the Greek estate.

Operating income declined by $6.8 million, declining from a $1.4 million reported operating profit to a $5.5 million operating loss year over year, as the decline in revenue related to COVID-19 was only partially offset by the declines in cost of sales, SG&A, and depreciation.

SBG Segment, Recurring Revenue

Set forth below is a breakdown of our SBG recurring revenue. SBG recurring revenue consists principally of SBG participation revenue.

	For the Six-Month Period ended
	Unaudited	Unaudited
	June 30,	June 30,	Variance
(In £ millions)	2020	2019	2020 vs 2019%
SBG Recurring Revenue
Total SBG Revenue	£16.2	£31.7	£(15.6)	(49.0)%
SBG Participation Revenue	£10.3	£24.6	£(14.3)	(58.2)%
SBG Other Fixed Fee Recurring Revenue	£0.2	£0.7	£(0.4)	(67.4)%
Total SBG Recurring Revenue	£10.5	£25.2	£(14.7)	(58.4)%
SBG Recurring Revenue as a % of Total SBG Revenue	64.8%	79.4%	(14.6)%

SBG Segment, Service Revenue by Region

Set forth below is a breakdown of our SBG service revenue by geographic region. SBG service revenue consists principally of SBG participation revenue.

Server Based Gaming Service Revenue by Region

	For the Six-Month Period ended		Variance		Variance
(In millions)	Unaudited June 30, 2020	Unaudited June 30, 2019	2020 vs 2019		Functional Currency at Constant rate	Functional Currency	Currency Movement
Service Revenue:
UK LBO	$8.4	$21.9	$(13.5)	(61.6)%	$(13.4)	(61.2)%	$(0.1)
UK Other	$1.0	$2.6	(1.6)	(61.6)%	(1.6)	(61.4)%	(0.0)
Italy	$0.9	$4.3	(3.4)	(78.0)%	(3.4)	(77.9)%	(0.0)
Greece	$6.5	$8.0	(1.5)	(19.1)%	(1.4)	(17.7)%	(0.1)
Rest of the World	$0.2	$0.4	(0.2)	(54.1)%	(0.2)	(53.0)%	(0.0)
Total service revenue	$17.0	$37.2	$(20.2)	(54.3)%	$(20.0)	(53.7)%	$(0.2)

Exchange Rate - $ to £	1.28	1.29

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Virtual Sports Segment, Six Months ended June 30, 2020 compared to Six Months ended June 30, 2019

Virtual Sports Segment, Key Performance Indicators

	For the Six-Month Period ended		Variance
Virtuals	Unaudited June 30, 2020	Unaudited June 30, 2019	2020 vs 2019
				%
No. of Live Customers at the end of the period	125	105	20	19.0%
Average No. of Live Customers	121	102	19	18.9%
Total Revenue (£‘m)	£15.0	£14.9	£0.1	0.8%

Total Virtual Sports Recurring Revenue (£‘m)	£13.5	£13.6	£(0.1)	(0.8)%
Total Revenue £‘m - Retail	£4.3	£8.2	£(3.8)	(47.1)%
Total Revenue £‘m - Scheduled Online Virtuals	£7.9	£5.3	£2.6	48.3%
Total Revenue £‘m - Interactive	£2.8	£1.4	£1.4	101.5%
Average Revenue Per Customer per day (£)	£679	£797	£(118)	(14.8)%

Virtual Sports Segment, Recurring Revenue

	For the Six-Month Period ended		Variance
	Unaudited	Unaudited
(In £ millions)	June 30, 2020	June 30, 2019	2020 vs 2019
				%
Virtual Sports Recurring Revenue

Total Virtual Sports Revenue	£15.0	£14.9	£0.1	0.8%

Recurring Revenue - Retail Virtuals	£3.7	£7.4	£(3.7)	(50.3)%
Recurring Revenue - Scheduled Online Virtuals	£7.1	£4.8	£2.3	47.0%
Recurring Revenue - Interactive	£2.7	£1.3	£1.4	103.1%
Total Virtual Sports Recurring Revenue	£13.5	£13.6	£(0.1)	(8.6)%
Virtual Sports Recurring Revenue as a Percentage of Total	89.8%	91.3%	(1.4)%
Virtual Sports Revenue

For definitions of the terms used in the table above, see the definitions provided above.

Virtual Sports Segment, key events that affected results for the Six Months ended June 30, 2020

The COVID-19 pandemic significantly impacted retail recurring revenues, partially during the first quarter of 2020 and for the entirety of the second quarter of 2020. As a result, Retail Virtuals recurring revenues have declined by $4.6 million but partially offset by growth in both Scheduled Online Virtuals and Interactive revenues of $4.5 million

Bet365 launched with two streams of our new V-Play Basketball product and an additional stream of V-Play Cricket, both have proven to be very successful.

The Interactive division launched with fifteen new customers including 888, BCLC, Resorts Casino New Jersey, Harrah’s New Jersey, Casumo, Lottoland and Boylesports during the period and added the strong Sky Vegas brand to its portfolio in addition to Sky Bingo. There were also major new content releases, including Reel King MegawaysTM and Centurion MegawaysTM. Both titles have seen strong performance since launch.

The Average Number of Live Customers during the period increased by nine, from 102 to 121. Our Average Number of Live Interactive Customers for the period increased to 67.

Our average revenue per customer declined during the quarter primarily due to the timing of the addition of several Interactive customers that have not reached their revenue potential during the period.

Virtual Sports Segment, Six Months ended June 30, 2020 compared to Six Months ended June 30, 2019

Virtual Sports	For the Six-Month Period ended		Variance		Variance
(In millions)	Unaudited June 30, 2020	Unaudited June 30, 2019	2020 vs 2019		Functional Currency at Constant rate	Functional Currency	Currency Movement
Service Revenue	$18.8	$19.2	$(0.4)	(2.0)%	$0.1	0.8%	$(0.5)
Cost of Service	(2.1)	(1.9)	(0.2)	11.4%	(0.3)	14.5%	0.1
Selling, general and administrative expenses	(2.8)	(4.3)	1.5	(34.7)%	1.4	(33.3)%	0.1
Stock-based compensation	(0.2)	(0.6)	0.4	(67.3)%	0.5	(68.5)%	(0.0)
Depreciation and amortization	(2.8)	(2.9)	0.1	(2.3)%	(0.0)	0.5%	0.1
Net operating Income (Loss)	$10.9	$9.5	$1.4	14.8%	$1.8	18.9%	$(0.4)
Exchange Rate - $ to £	1.26	1.29

Note: Exchange rate in the table is calculated by dividing the USD service revenue by the GBP service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Virtual Sports Segment revenue. In the period revenue decreased by $0.4 million, or 2.0%, on a reported basis. This decrease includes the impact of adverse currency movements of $0.5 million. On a functional currency at constant rate basis, Virtual Sports revenue increased by $0.1 million, or 0.8%. This decrease included a $4.6 million decline in retail recurring revenue from the COVID-19 national shutdowns. Declines were offset by growth in Scheduled Online Virtuals of $2.8 million and Interactive of $1.7 million.

Virtual Sports Segment operating income. Cost of service increased by $0.2 million to $2.1 million, on a reported basis. This increase includes the impact of favorable currency movements of $0.1 million.

SG&A expenses decreased by $1.5 million on a reported basis. This decrease includes the impact of adverse currency movements of $0.1 million. On a functional currency at constant rate basis, SG&A decreased by $1.4 million, driven by staff-related cost savings of $1.0 million.

Depreciation and amortization decreased by $0.1 million, to $2.8 million, on a reported basis. There was de minimis impact from currency movements.

Operating profit decreased by $1.4 million to $10.9 million, on a reported basis, which included an impact of $0.4 million from adverse currency movements. On a functional currency at constant rate basis, this represented an increase of $1.8 million, or 18.9%. This was primarily due to lower SG&A expenses.

Acquired Businesses segment, key events that affected results for the Six Months ended June 30, 2020

Acquired Businesses segment, Key Performance Indicators

	For the Six-Month Period ended		Variance
	Unaudited June 30,	Unaudited June 30,
Acquired Businesses	2020	2019	2020 vs 2019
				%
Pub Digital Cat C Gaming Machines - Average installed base (# of terminals)	5,760	4,400	1,360	30.9%

Inspired Pubs Revenue per Digital Cat C Gaming Machine per week	£30.08	£63.30	£(33.22)	(52.5)%

Pub Analogue Digital Cat C Gaming Machines - Average installed base (# of terminals)	2,714	3,924	(1,210)	(30.8)%

Inspired Pubs Revenue per Analogue Cat C Gaming Machine per week	£19.10	£43.69	£(24.58)	(56.3)%

End of Period % of Digital Cat C Gaming Machines in Pub Market	68.2%	57.2%	11.0%

Total Leisure Parks Revenue (Gaming and Non Gaming) (£‘m)	£1.5	£9.8	£(8.3)	(85.0)%

AGC and MSA Gaming Machines - Average installed base (# of terminals)(1)	5,106	5,843	(737)	(12.6)%

Inspired AGC and MSA Revenue per Gaming Machine per week	£26.13	£63.03	£(36.90)	(58.5)%

(1)	Adult Gaming Centers and Motorway Service Area machines

Acquired Businesses segment, Six Months ended June 30, 2020

For the Six-
Acquired Business	Month Period
ended
Unaudited
June 30,
(In millions)	2020
Revenue:
Service	$23.2
Hardware	6.0
Total revenue	29.2

Cost of sales, excluding depreciation and amortization:

Cost of service	(3.6)
Cost of hardware	(5.2)
Total cost of sales	(8.8)

Selling, general and administrative expenses	(20.5)

Depreciation and amortization	(10.4)

Net operating Income (Loss)	£(10.5)

Exchange Rate - $ to £	1.28

Note: Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Acquired Businesses Segment Revenue

Acquired Businesses service revenue was $23.2 million for the six months ended June 30, 2020, of which $9.7 million was generated from Pub customers for gaming machines and other rental products. Online revenue was $2.6 million for the period. The Company’s average installed base within the Pub business included 8,474 Category C gaming machines. Digital gaming machines accounted for 68.2% of the total Category C gaming machines at the end of the period, which was an increase from 57.2% at the end of the comparable period in 2019. This represents a 30.9% increase over the prior year’s installed base of digital Category C gaming machines and reflects the continued conversion of Category C gaming machines from analog to digital in the UK Pub estate. The increase in the Company’s digital machine base was continuing to drive revenue per gaming machine per week until the shutdown of the UK market due to the COVID-19 pandemic, which led to revenues reducing to zero beginning in mid-March, resulting in a reduction in revenue per digital terminal of 52.5% for the period.

In addition, Acquired Businesses includes services to Leisure Parks, MSAs, AGCs and bowling alleys as well as software license fees associated with one-time hardware sales. Leisure parks contributed $1.9 million in revenue, which was $10.3 million lower than the prior year, caused by the closure of all leisure parks from mid-March, as described above. Revenue from MSAs and AGCs was $5.8 million in the quarter and included 5,106 machines on a rental basis, generating an average of £26.13 per week, which was a reduction of 58.5% to the prior year.

Acquired Businesses hardware revenue was $6.0 million and includes the sale of 963 machines as well as spare parts and repairs.

Acquired Businesses Segment Operating Income

Acquired Businesses operating income reflects cost of sales of $8.8 million (comprised of manufacturing costs, content royalties, spare parts, distribution costs, and certain gaming taxes), SG&A expenses of $20.5 million including service network costs, facilities, and staffing, and depreciation and amortization of $10.4 million, reflecting capitalized game development and machine deployment levels. SG&A expenses for the period were impacted by furloughs of all operations staff, effected to reflect the cessation of revenue from gaming operations due to the shutdown from March through June attributable to the COVID-19 pandemic.

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

Adjusted EBITDA is defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense, and other additional exclusions and adjustments. Such additional excluded amounts include stock-based compensation U.S. GAAP charges where the associated liability is expected to be settled in stock, and changes in the value of earnout liabilities and income and expenditure in relation to legacy portions of the business (being those portions where trading no longer occurs) including closed defined benefit pension schemes. Additional adjustments are made for items considered outside the normal course of business, including (1) restructuring costs, which include charges attributable to employee severance, management changes, restructuring, dual running costs, costs related to facility closures and integration costs, (2) merger and acquisition costs and (3) gains or losses not in the ordinary course of business. This does not include any adjustments related to COVID-19.

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

Reconciliation to Adjusted EBITDA

	For the Three-Month Period ended
	Unaudited	Unaudited
	June 30,	June 30,
(In millions)	2020	2019
Net loss	$(24.5)	$(10.7)

Items Relating to Discontinued Activities:
Pension charges (1)	0.2	0.1

Items outside the normal course of business:
Costs of group restructure (2)	0.3	1.1
Acquisition and integration related transaction expenses (3)	1.2	0.7
Stock-based compensation expense	1.0	2.3
Depreciation and amortization	13.3	9.1
Total other expense, net	10.5	6.1
Income tax	0.1	0.1
Adjusted EBITDA	$2.1	$8.9

Adjusted EBITDA	£1.7	£6.9

Exchange Rate - $ to £ (6)	1.26	1.29

	For the Six-Month Period ended
	Unaudited	Unaudited
	June 30,	June 30,
(In millions)	2020	2019
Net loss	$(41.9)	$(15.7)

Items Relating to Discontinued Activities:
Pension charges (1)	0.4	0.3

Items outside the normal course of business:
Costs of group restructure (2)	0.4	2.7
Acquisition and integration related transaction expenses (3)	4.4	1.6
Impairment on interest in equity method investee(4)	0.7	-
Stock-based compensation expense	2.0	4.4
Depreciation and amortization	25.9	18.8
Total other expense, net(5)	20.0	10.5
Income tax	0.3	(0.0)
Adjusted EBITDA	$12.1	$22.5

Adjusted EBITDA	£9.5	£17.4

Exchange Rate - $ to £ (6)	1.27	1.30

Notes to table:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.

(2)	“Costs of group restructure” include redundancy costs, Payments In Lieu of Notice costs, any associated employer taxes and costs associated with onerous property leases. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs. These costs were primarily incurred in connection with the property consolidation.

(3)	Acquisition and integration related transaction expenses, Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(4)	In April 2020, the Company disposed of its 40% non-controlling equity interest in Innov8 Gaming Limited which resulted in the investment of $0.7 million being written off.

(5)	Excludes loss from equity method investee of $0.5 million.

(6)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Liquidity and Capital Resources

Six Months ended June 30, 2020 compared to Six Months ended June 30, 2019

	6 Months ended		Variance
	Jun 30,	Jun 30,	2020
(in millions)	2020	2019	to 2019
Net loss	$(41.9)	$(15.7)	$(26.2)
Non-cash interest expense including amortization of fees	1.2	0.9	0.3
Change in fair value of derivative and earnout liabilities and stock-based compensation expense	2.5	6.8	(4.3)
Impairment expense	0.7	0.0	0.7
Foreign currency translation on senior bank debt and cross currency swaps	6.6	(0.3)	6.9
Depreciation and amortization (incl RoU assets)	27.9	18.8	9.1
Other net cash generated/(utilized) by operating activities	13.2	9.2	4.0
Net cash provided by operating activities	10.2	19.7	(9.5)

Net cash used in investing activites	(15.5)	(9.8)	(5.7)
Net cash generated by financing activities	18.6	9.0	9.6
Effect of exchange rates on cash	(2.5)	(1.2)	(1.3)
Net increase in cash and cash equivalents	$10.8	$17.7	$(6.9)

Net cash provided by operating activities. In the six months ended June 30, 2020, net cash inflow provided by operating activities was $10.2 million, compared to a $19.7 million inflow in the prior year’s six-month period, representing an $9.5 million decrease in cash generation.

Non-cash interest expense increased by $0.3 million to $1.2 million. The current period’s non-cash interest expense related to amortization of debt fees incurred in relation to the business refinancing in October 2019. The prior year’s expense related to the amortization of debt fees incurred in relation to the business refinancing in August 2018.

Change in fair value of derivative and earnout liabilities and stock-based compensation expense reduced by $4.3 million, from an inflow of $6.8 million to an inflow of $2.5 million. Movements in the market value of the stock price resulted in a $2.3 million higher earnout inflow in the six months ended June 30, 2019 and a $1.8 million higher inflow relating to stock-based compensation expense also in the prior year. On March 25, 2019, the shares relating to the earnout liability were issued resulting in no further inflows or outflows after this date.

Foreign currency translation on senior bank debt and cross currency swaps following the refinancing on October 1, 2019 resulted in a gain in the six months ended June 30, 2020 of $6.6 million as a result of the movement in exchange rates during the period, compared to a loss of $0.3 million in the corresponding six months of the prior year.

Depreciation, amortization and impairment increased by $9.1 million to a charge of $27.9 million with increases of $5.2 million in machine asset charges and $1.7 million in development costs and licenses following the acquisition of the Acquired Businesses on October 1, 2019. In addition, a $2.0 million charge has been incurred in the six months to June 30, 2020 relating to the amortization of Right of Use assets under ASC842. This standard was not applied to the prior periods.

Non-cash finance lease addition in the six months ended June 30, 2020 represented the capitalization of the new Station Street UK head office property as a finance lease.

Other net cash generated by operating activities increased by $4.0 million, to a $13.2 million inflow despite the significant impact in the most recent four months of the COVID-19 pandemic. Strong receipt generation resulted in a $2.9 million favorable movement in accounts receivable and there was a $1.1 million benefit from other current asset levels. Further favorable movements were in accruals, $6.9 million, driven by timing of interest payments. These were partly offset by an outflow relating to accounts payable of $5.9 million as a direct consequence of the COVID-19 pandemic and a $1.6 million outflow relating to operating lease liabilities under ASC842, a standard not applied to the results for the prior period.

Included within net cash provided by operating activities were $5.0 million of payments relating to transaction and integration expenses and $0.4 million of payments relating to restructuring costs. This compares to $0.5 million relating to transaction expenses and $1.4 million relating to restructuring costs in the prior year.

Net cash used in investing activities. Net cash used in investing activities increased by $5.7 million to $15.5 million in the six months ended June 30, 2020. The increase was due to a $6.7 million higher spend on property and equipment following the acquisition of Novomatic UK’s Gaming Technology Group in October 2019, offset by a $1.1 million reduction in the spend on capitalized software as a direct consequence of the COVID-19 pandemic.

Net cash generated by financing activities. In the six months ended June 30, 2020, net cash generated by financing activities was $18.6 million, compared to a $9.0 million inflow in the six months ended June 30, 2019. An increase in the level of revolver drawn resulted in a $22.3 million inflow offset by a $3.1 million payment of lender fees associated with the changes made to the debt terms and covenant levels as a result of the COVID-19 pandemic and $0.6 million of finance lease payments. The prior year’s inflow was due to a $9.3 million increase in the level of revolver drawn offset by $0.3 million of finance lease payments.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of June 30, 2020, we had liquidity of $39.9 million in cash and cash equivalents. This compares to $33.7 million of cash and cash equivalents as at June 30, 2019. We had a working capital inflow of $13.2 million for the six months ended June 30, 2020, compared to a $9.2 million inflow for the six months ended June 30, 2019. The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization and also with the seasonality evident in some of the companies purchased as part of the acquisition of Novomatic UK’s Gaming Technology Group in October 2019. In periods with minimal machine volumes and capital spend, our working capital is more stable. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are higher than typical and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Some of our business operations require cash to be held within the machines. As of June 30, 2020, $2.6 million of our $39.9 million of cash and cash equivalents were held as operational floats within the machines. In addition a further $2.4 million of cash was held within a restricted bank account. This amount is expected to be released into an unrestricted account before the end of the next quarter.

Management currently believes that despite the reduced trading levels caused by the COVID-19 pandemic, the Company’s cash balances on hand, cash flows expected to be generated from operations, the refinancing of the business following the acquisition of the Novomatic UK’s Gaming Technology Group in October 2019 and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through August 2021.

Long Term and Other Debt

(In millions)	June 30, 2020		June 30, 2019
Cash held	£32.3	$39.9	£26.5	$33.7
Revolver drawn	(20.0)	(24.7)	(7.3)	(9.3)
Original principal senior debt	(230.5)	(284.8)	(110.0)	(140.0)
Cash interest accrued	(4.8)	(6.0)	(0.1)	(0.1)
Finance lease creditors	(0.8)	(1.1)	(0.1)	(0.2)
Total	£(223.8)	$(276.8)	£(91.0)	$(115.9)

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

The new term loans have a five-year duration and are repayable in full on October 1, 2024. The £140.0 million loan carries a cash interest rate of 7.25% plus 3-month LIBOR, the €90.0 million loan carries a cash interest rate of 6.75% plus a 3-month EUROLIBOR. The £20.0 million revolving credit facility is available until September 1, 2024 and carries a cash interest rate on any utilization at 5.50% plus 3-month LIBOR, with any unutilized amount carrying a cash interest cost at 30% of the applicable margin on the revolving credit facility loan. On April 6, 2020, the Company entered into an Extended Grace Period Letter Agreement amendment to the Senior Facilities Agreement that provided for, among other things, an increase in the applicable margin on the term loans and revolving credit facility of 100 bps, as described in the notes to the financial statements – Note 17 Subsequent Events. On June 25, 2020, the Extended Grace Period Letter Agreement amendment became effective with the increase in the applicable margin on the terms loans and revolving credit facility being backdated to April 1, 2020. In addition, the cash interest due on the term loans at this date was capitalized and also attracted interest at the increased margin levels.

In connection with the refinancing on October 1, 2019, the existing three-year, fixed-rate, cross-currency swaps were terminated and the remaining capitalized debt fees totaling $7.3 million expensed. Debt fees of approximately $16.1 million were incurred and capitalized as part of the refinancing as relating to the costs incurred in obtaining the new term loan facilities. These fees will be amortized over the length of the new term loans. On June 25, 2020 as part of the Extended Grace Period Letter Agreement becoming effective a further $3.1 million of debt fees were incurred and capitalized. These fees will also be amortized over the term loan length.

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

As of June 30, 2020, and following the capitalization of the cash interest on April 1, 2020, the Company had bank facilities of £165.8 million and €93.1 million (equivalent to approximately $309.5 million), consisting of senior term loan facilities of £145.8 million and €93.1 million (equivalent to $180.2 million and $104.6 million respectively) and a revolving credit facility of £20.0 million (equivalent to approximately $24.7 million). As of June 30, 2020, the £145.8 million term loan facility had a cash interest rate on outstanding borrowings equal to the base rate margin of 8.25% per annum, plus 3-month LIBOR which at June 30, 2020 was the equivalent of 8.97% per annum. The €93.1 million term loan facility had a cash interest rate on outstanding borrowings equal to the base rate margin of 7.75% per annum, plus 3-month EUROLIBOR which at June 30, 2020 was the equivalent of 7.75% per annum. Both term loan facilities are scheduled to mature on October 1, 2024.

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

As of June 30, 2020, the Company had aggregate borrowings under the revolving credit facility of £20.0 million (equivalent to $24.7 million). As of June 30, 2020, the revolving credit facility imposed a cash interest rate on outstanding borrowings equal to the base rate margin of 6.50% per annum, plus LIBOR, and the current rate at which cash interest accrued was 6.59% per annum. In addition, a commitment fee was payable with respect to unutilized borrowing capacity at a rate of 1.65% per annum. The revolving credit facility is scheduled to mature on September 1, 2024.

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

Debt issuance fees were capitalized at the time the debt was issued, with further lender debt fees capitalized on June 25, 2020 as part of the Extended Grace Period Letter Agreement becoming effective. As of June 30, 2020, the amount of debt issuance fees capitalized was $18.7 million, including $11.7 million of original issue discount and $2.2 million of structuring fees with the remainder being professional fees incurred from the refinancing. Of the total debt issuance fees capitalized, $2.4 million had been charged by June 30, 2020.

Debt Covenants

Under our debt facilities in place as of June 30, 2020 we are subject to covenant testing at quarterly intervals. The covenant testing is set at the level of Inspired Entertainment Inc., the ultimate holding company, and consists of a test on Leverage (Consolidated Total Net Debt/Consolidated Pro Forma EBITDA) and a test on the level of capital expenditure. These are measured under U.S. GAAP. Leverage is to be tested at quarterly intervals commencing for the period ending June 30, 2020 and capital expenditure is tested annually commencing on December 31, 2019.

Prior to reaching our first leverage covenant test on June 30, 2020, the covenants were reset as a direct result of the Covid19 pandemic and subsequent loss of trading through the last few months as a result of government lockdowns in many key trading countries around the world. Formal agreement of the revised covenants was achieved on June 25, 2020.

Under our debt facilities in place as of June 30, 2019, we were subject to covenant testing at quarterly intervals. The covenant testing is set at the level of Inspired Entertainment Inc., the ultimate holding company, and consists of a test on Leverage (Consolidated Total Debt/Consolidated Adjusted EBITDA) and a test of the Fixed Charge Coverage Ratio (Net Cash Provided by Operating Activities/Calculation of Consolidated Fixed Charges). These are measured under U.S. GAAP. In addition to the quarterly tests, there was the requirement that the minimum liquidity not be less than $5.0 million. With the refinancing of the Company on October 1, 2019, these tests were replaced by a revised set of covenant tests.

There were no breaches of the debt covenants in the periods ended June 30, 2020 and June 30, 2019.

Liens and Encumbrances

As of June 30, 2020, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Contractual Obligations

As of June 30, 2020, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in millions)	Total	1 yr	1-3 years	3-5 years	5 yrs
Operating activities
Interest on long term debt	$109.6	$24.1	$48.8	$36.7	$-

Financing activities
Revolver repayment	24.9	24.9	-	-	-
Senior bank debt - principal repayment	284.8	-	-	284.8	-
Operating lease payments	12.6	3.2	4.4	2.4	2.6
Interest on non-utilisation fees	1.7	0.3	0.8	0.6	-
Total	$434.6	$53.0	$54.4	$324.6	$2.6

Recent US Tax Law Changes

In light of the recent US tax reforms and specifically those around GILTI (Global Intangible Low Taxed Income), we may be required to pay additional US corporate income tax beginning in the year ending December 31, 2021 due to the location of assets and tax losses brought forward in the UK.

Off-Balance Sheet Arrangements

As of June 30, 2020, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

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

Interest Rate Risk

We have external borrowings that are subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2020, we had £145.8 million ($180.2 million) and €93.1 million ($104.6 million) of senior bank debt that is subject to a floating interest rate charge that can vary with the 3-month LIBOR and the 3-month EUROLIBOR rates. If the floating interest rates increased by 1%, the additional interest charge would be approximately $1.4 million. If the floating interest rates increased by 5%, the additional interest charge would be approximately $7.0 million.

The above additional interest charges do not consider the interest rate swaps that the Company has entered into in connection with the refinancing. These swaps, which are effective until October 1, 2023 cover approximately 2/3rds of the debt level and have been designed to negate the impact of any interest rate increases and should the interest rates move as above, then the actual additional interest charge would be significantly less than shown.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net liabilities total approximately $90.6 million and our US Dollar functional currency net assets total approximately $1.9 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of June 30, 2020 would result in translation adjustments of approximately $8.1 million and $0.2 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained earnings earned in Euros and in US Dollars in the period ended June 30, 2020 were €0.6 million and a loss of $4.3 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of June 30, 2020 would result in translation adjustments of approximately $0.1 million and $0.4 million, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results by approximately $3.5 million and would result in translation adjustments of approximately $0.1 million, recorded in other comprehensive loss.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2020 due to the material weakness described in Item 9A of the Annual Report on Form 10-K filed with the SEC on March 30, 2020. Management has implemented additional controls designed to remediate this material weakness; however, these controls have not operated effectively over a sufficient period of time in order to conclude that the material weakness has been fully remediated.

Notwithstanding the identified material weakness and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2020, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial position and results of operations. In addition, please refer to the revised risk factor below.

The ongoing coronavirus (COVID-19) pandemic is adversely affecting our business.

Our business has been, and will be, affected by the rapidly expanding coronavirus (COVID-19) pandemic. Our ability to offer land-based gaming generally has been affected by the closures of all venues that offer gaming in the jurisdictions in which we operate. Although such closures have largely been lifted, they could still partially or completely reoccur in the event of a “second wave” of COVID-19 or other additional periods of increases or spikes in the number of COVID-19 cases in areas in which we operate.

In addition, the economic impact of the pandemic may result in the permanent closure of certain venues and/or a decrease in the willingness or ability of consumers to engage in gambling activities, both during and possibly after the pandemic. The pandemic may also adversely affect a broad range of our operations, including our ability to obtain and ship our products, our ability to continue to develop new products and services as well as the ability of our customers to pay outstanding amounts due to us. In addition, the pandemic may have long-term impacts on the global economy, trade relations, consumer behavior, our industry and our business operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Extended Grace Period Letter Agreement to the Senior Facilities Agreement, dated as of April 6, 2020, by and between Inspired Entertainment, Inc. and Lucid Agency Services, as agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 7, 2020).
10.2	Letter Agreement, dated June 15, 2020, between Inspired Entertainment, Inc. and Lucid Agency Services Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2020).
10.3	Letter Agreement, dated June 22, 2020, by and between Inspired Entertainment, Inc. and Lucid Agency Services Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2020).
10.4	Letter Agreement, dated June 24, 2020, by and between Inspired Entertainment, Inc. and Lucid Agency Services Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 25, 2020).
10.5	Amendment and Restatement Agreement, dated June 25, 2020, by and among Inspired Entertainment, Inc., certain direct and indirect subsidiaries of Inspired Entertainment, Inc., Lucid Agency Services Limited and Lucid Trustee Services Limited (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 25, 2020).
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: August 13, 2020	/s/ A. Lorne Weil
Name: A. Lorne Weil
Title: Executive Chairman
(Principal Executive Officer)

Date: August 13, 2020	/s/ Stewart F.B. Baker
Name: Stewart F.B. Baker
Title: Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)