Form 10-Q
period 2020-09-30
Inspired Entertainment, Inc.
filed 2020-11-12
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, there were 23,029,492 shares of the Company’s common stock issued and outstanding.

i

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash	$43.9	$29.1
Accounts receivable, net	28.9	24.2
Inventory, net	16.9	18.8
Prepaid expenses and other current assets	21.3	23.2
Total current assets	111.0	95.3

Property and equipment, net	65.8	79.3
Software development costs, net	40.9	46.9
Other acquired intangible assets subject to amortization, net	7.5	9.9
Goodwill	79.3	80.9
Right of use asset	12.2	9.4
Investment	—	0.6
Other assets	3.6	5.1
Total assets	$320.3	$327.4

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$25.6	$22.2
Accrued expenses	35.0	31.2
Corporate tax and other current taxes payable	11.4	6.6
Deferred revenue, current	11.0	10.1
Operating lease liabilities	3.2	3.6
Other current liabilities	1.0	1.9
Current portion of long-term debt	12.9	2.6
Current portion of finance lease liabilities	0.6	0.1
Total current liabilities	100.7	78.3

Long-term debt	281.6	270.5
Long term finance lease liabilities	0.3	—
Deferred revenue, net of current portion	12.7	17.7
Derivative liability	2.0	—
Operating lease liabilities	9.0	5.2
Other long-term liabilities	9.0	5.2
Total liabilities	415.3	376.9

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Series A Junior Participating Preferred stock; $0.0001 par value; 1,000,000 shares authorized; 49,000 shares designated; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 22,405,376 shares and 22,230,768 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid in capital	349.7	346.6
Accumulated other comprehensive income	38.1	45.1
Accumulated deficit	(482.8)	(441.2)
Total stockholders’ deficit	(95.0)	(49.5)
Total liabilities and stockholders’ deficit	$320.3	$327.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Service	$56.4	$23.8	$114.8	$80.2
Hardware	3.7	2.8	13.2	6.8
Total revenue	60.1	26.6	128.0	87.0

Cost of sales, excluding depreciation and amortization:
Cost of service	(11.2)	(4.7)	(20.9)	(15.4)
Cost of hardware	(2.5)	(2.3)	(9.8)	(4.9)
Selling, general and administrative expenses	(21.9)	(11.5)	(61.6)	(39.0)
Stock-based compensation expense	(1.1)	(2.2)	(3.1)	(6.6)
Acquisition and integration related transaction expenses	(1.2)	(3.3)	(5.6)	(4.9)
Depreciation and amortization	(14.0)	(8.3)	(39.9)	(27.1)
Net operating income (loss)	8.2	(5.7)	(12.9)	(10.9)

Other (expense) income
Interest income	0.1	—	0.5	0.1
Interest expense	(8.3)	(4.4)	(22.5)	(12.9)
Change in fair value of earnout liability	—	—	—	(2.3)
Change in fair value of derivative liability	—	2.9	—	2.8
Loss from equity method investee	—	—	(0.5)	—
Other finance income (expense)	0.3	(1.2)	(5.9)	(0.9)

Total other expense, net	(7.9)	(2.7)	(28.4)	(13.2)

Income (loss) before income taxes	0.3	(8.4)	(41.3)	(24.1)
Income tax expense	—	(0.1)	(0.3)	(0.1)
Net income (loss)	0.3	(8.5)	(41.6)	(24.2)

Other comprehensive loss:
Foreign currency translation (loss) gain	(4.2)	0.5	(0.7)	0.7
Change in fair value of hedging instrument	(0.4)	3.1	(2.7)	3.4
Reclassification of loss (gain) on hedging instrument to comprehensive income	0.3	(3.4)	1.0	(4.5)
Actuarial losses on pension plan	(0.3)	(3.1)	(4.6)	(4.2)
Other comprehensive loss	(4.6)	(2.9)	(7.0)	(4.6)

Comprehensive loss	$(4.3)	$(11.4)	$(48.6)	$(28.8)

Net income (loss) per common share – basic and diluted	$0.01	$(0.38)	$(1.86)	$(1.11)

Weighted average number of shares outstanding during the period – basic	22,405,376	22,193,955	22,396,652	21,790,075
Weighted average number of shares outstanding during the period – diluted	23,344,402	22,193,955	22,396,652	21,790,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2020 TO SEPTEMBER 30, 2020

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2020	22,230,768	$—	$346.6	$45.1	$(441.2)	$(49.5)
Foreign currency translation adjustments	—	—	—	3.1	—	3.1
Actuarial gains on pension plan	—	—	—	4.4	—	4.4
Change in fair value of hedging instrument	—	—	—	(1.5)	—	(1.5)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.4	—	0.4
Shares issued in net settlement of RSUs	166,959	—	—	—	—	—
Stock-based compensation expense	—	—	1.0	—	—	1.0
Net loss	—	—	—	—	(17.4)	(17.4)
Balance as of March 31, 2020	22,397,727	$—	$347.6	$51.5	$(458.6)	$(59.5)
Foreign currency translation adjustments	—	—	—	0.4	—	0.4
Actuarial loss on pension plan	—	—	—	(8.7)	—	(8.7)
Change in fair value of hedging instrument	—	—	—	(0.8)	—	(0.8)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.3	—	0.3
Stock-based compensation expense – ESPP	7,649	—	—	—	—	—
Stock-based compensation expense	—	—	1.0	—	—	1.0
Net loss	—	—	—	—	(24.5)	(24.5)
Balance as of June 30, 2020	22,405,376	$—	$348.6	$42.7	$(483.1)	$(91.8)
Foreign currency translation adjustments	—	—	—	(4.2)	—	(4.2)
Actuarial loss on pension plan	—	—	—	(0.3)	—	(0.3)
Change in fair value of hedging instrument	—	—	—	(0.4)	—	(0.4)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.3	—	0.3
Stock-based compensation expense	—	—	1.1	—	—	1.1
Net income	—	—	—	—	0.3	0.3
Balance as of September 30, 2020	22,405,376	$—	$349.7	$38.1	$(482.8)	$(95.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2019 TO SEPTEMBER 30, 2019

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2019	20,870,397	$—	$329.9	$55.9	$(404.2)	$(18.4)
Foreign currency translation adjustments	—	—	—	(0.5)	—	(0.5
Actuarial gains on pension plan	—	—	—	0.9	—	0.9
Change in fair value of hedging instrument	—	—	—	(2.1)	—	(2.1)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	1.5	—	1.5
Shares issued in earnout	1,323,558	—	8.6	—	—	8.6)
Stock-based compensation expense	—	—	1.7	—	—	1.7
Net loss	—	—	—	—	(5.0)	(5.0)
Balance as of March 31, 2019	22,193,955	$—	$340.2	$55.7	$(409.2)	$(13.3)
Foreign currency translation adjustments	—	—	—	0.7	—	0.7
Actuarial losses on pension plan	—	—	—	(2.0)	—	(2.0)
Change in fair value of hedging instrument	—	—	—	2.4	—	2.4
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(2.6)	—	(2.6)
Conversion of awards previously classified as derivatives	—	—	0.8	—	—	0.8
Stock-based compensation expense	—	—	2.1	—	—	2.1
Net loss	—	—		—	(10.7)	(10.7)
Balance as of June 30, 2019	22,193,955	$—	$343.1	$54.2	$(419.9)	$(22.6)
Foreign currency translation adjustments	—	—	—	0.5	—	0.5
Actuarial losses on pension plan	—	—	—	(3.1)	—	(3.1)
Change in fair value of hedging instrument	—	—	—	3.1	—	3.1
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(3.4)	—	(3.4)
Stock-based compensation expense	—	—	2.2	—	—	2.2
Net loss	—	—		—	(8.5)	(8.5)
Balance as of September 30, 2019	22,193,955	$—	$345.3	$51.3	$(428.4)	$(31.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(41.6)	$(24.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39.9	27.1
Amortization of right of use asset	2.7	—
Stock-based compensation expense	3.1	6.6
Change in fair value of derivative liability	—	(2.8)
Change in fair value of earnout liability	—	2.3
Impairment of investment in equity method investee	0.7	—
Foreign currency translation on senior bank debt	6.6	4.8
Foreign currency translation on cross currency swaps	—	(3.8)
Reclassification of loss on hedging instrument to comprehensive income	0.7	—
Non-cash interest expense relating to senior debt	2.2	1.4
Changes in assets and liabilities:
Accounts receivable	(5.8)	1.0
Inventory	1.1	(0.3)
Prepaid expenses and other assets	2.8	4.4
Corporate tax and other current taxes payable	5.2	(1.8)
Accounts payable	4.1	8.5
Deferred revenues and customer prepayment	(4.7)	(4.3)
Accrued expenses	16.3	3.3
Operating lease liabilities	(2.3)	—
Other long-term liabilities	0.5	0.2
Net cash provided by operating activities	31.5	22.4

Cash flows from investing activities:
Purchases of property and equipment	(11.9)	(4.9)
Disposals of property and equipment	—	—
Purchases of capital software	(10.1)	(11.6)
Net cash used in investing activities	(22.0)	(16.5)

Cash flows from financing activities:
Proceeds from issuance of revolver	9.2	9.3
Debt fees incurred	(3.1)	—
Repayments of finance leases	(0.7)	(0.3)
Net cash provided by financing activities	5.4	9.0

Effect of exchange rate changes on cash	(0.1)	(1.3)
Net increase in cash	14.8	13.6
Cash, beginning of period	29.1	16.0
Cash, end of period	$43.9	$29.6

Supplemental cash flow disclosures
Cash paid during the period for interest	$0.6	$12.5
Cash paid during the period for income taxes	$0.1	$—
Cash paid during the period for operating leases	$2.4	$—

Supplemental disclosure of non-cash investing and financing activities
Lease liabilities arising from obtaining right of use assets	$(6.1)	$—
Adjustment to goodwill arising from adjustment to fair value of assets acquired	$(0.2)	$—
Capitalized interest payments	$10.6	$—
Property and equipment acquired through finance lease	$1.5	$—
Assets arising from asset retirement obligations	$0.8	$—
Additional paid in capital reclassified from derivative liability	$—	$0.8

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

Management Liquidity Plans

As of September 30, 2020, the Company’s cash on hand was $43.9 million, and the Company had working capital of $10.3 million. The Company recorded net losses of $41.6 million and $24.2 million for the nine months ended September 30, 2020 and 2019, respectively. Net losses include non-cash stock-based compensation of $3.1 million and $6.6 million for the nine months ended September 30, 2020 and 2019, respectively, and excess depreciation and amortization over capital expenditure of $17.9 million and $10.6 million for the nine months ended September 30, 2020 and 2019, respectively. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $31.5 million and $22.4 million for the nine months ended September 30, 2020 and 2019, respectively. Working capital of $10.3 million includes a non-cash settled item of $11.0 million of deferred income. Management currently believes that, subject to any unanticipated coronavirus (“COVID-19”) impact (see below), the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through February 2022.

Our business is being, and will continue to be, adversely affected by the expanding nature of the COVID-19 pandemic. There are continuing periods of increases or spikes in the number of COVID-19 cases in areas in which we operate, which have seen the government re-impose restrictions on our operations up to and including complete or partial closures of retail venues. Further, the long-term impacts of the pandemic on the global economy, trade relations, consumer behavior, our industry and our business operations, remain unknown.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2019 and 2018. The financial information as of December 31, 2019 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2020. The interim results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

2.	Inventory

Inventory consists of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Component parts	$12.6	$12.7
Work in progress	2.0	2.1
Finished goods	2.3	4.0
Total inventories	$16.9	$18.8

Component parts include parts for gaming terminals. Included in inventory are reserves for excess and slow-moving inventory of $1.9 million and $0.9 million as of September 30, 2020 and December 31, 2019, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

3.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Direct costs of sales	$4.5	$5.5
Payroll and related costs	4.5	4.4
Accrued corporate cost expenses	1.0	1.6
Interest payable - cash	12.7	5.5
Asset retirement obligations	1.4	2.0
Acquisition consideration	1.7	2.5
Contract termination costs	0.4	0.1
Other creditors	8.8	9.6
	$35.0	$31.2

4.	Contract Liabilities and Other Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At September 30, 2020	$30.7	$12.9	$(23.7)	$(0.5)
At December 31, 2019	$24.5	$15.3	$(27.8)	$(1.9)
At December 31, 2018	$11.5	$11.0	$(32.0)	$(3.6)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $8.3 million and $9.6 million for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.

5.	Long Term and Other Debt

On September 27, 2019, the Company, together with certain direct and indirect wholly-owned subsidiaries, entered into a Senior Facilities Agreement (the “SFA”) with Lucid Agency Services Limited, as agent, Nomura International plc and Macquarie Corporate Holdings Pty Limited (UK Branch) as arrangers and/or bookrunners and each lender party thereto (the “Lenders”), pursuant to which the Lenders agreed to provide, subject to certain conditions, two tranches of senior secured term loans (the “Term Loans”), in an original principal amount of £140.0 million ($180.9 million) and €90.0 million ($105.5 million), respectively, and a secured revolving facility loan in an original principal amount of £20.0 million ($25.8 million).

On June 25, 2020, the Company, certain direct and indirect subsidiaries of the Company, Lucid Agency Services Limited, and Lucid Trustee Services Limited as security agent under the SFA and the Intercreditor Agreement (as defined in the SFA), entered into an Amendment and Restatement Agreement (the “ARA”) with respect to the SFA.

The ARA amends the SFA by, among other things, (i) capitalizing certain interest payments that fell due on April 1, 2020, (ii) resetting the leverage and capital expenditure financial covenants applicable under the SFA, removing certain rating requirements under the SFA, (iii) allowing the Company and its subsidiaries to incur additional indebtedness under the UK Coronavirus Large Business Interruption Loan Scheme under a stand-alone facility, which may rank pari passu or junior to the facilities under the SFA, in an amount not exceeding £10.0 million ($12.9 million), (iv) removing certain rating requirements under the SFA, (v) limiting the ability of the Company and its subsidiaries to incur additional indebtedness, including by reducing the amount of general indebtedness the Company and its subsidiaries are permitted to incur and removing the ability to incur senior secured, second lien and unsecured indebtedness in an amount not exceeding the aggregate of (A) an unlimited amount, as long as, pro forma for the utilization of such indebtedness, the consolidated total net leverage ratio does not exceed the lower of 3.4:1 and the then applicable ratio with respect to the consolidated total net leverage financial covenant summarized further below, plus (B) an amount equal to the greater of £16.0 million ($20.7 million) and 25% of the consolidated pro forma EBITDA of the Company and its subsidiaries for the relevant period (as defined in the SFA, but disregarding, for the purposes of calculating the usage of such cap, any financial indebtedness applied to refinancing other financial indebtedness, together with any related interest, fees, costs and expenses), (vi) increasing the margin applicable to the Facilities (as defined in the SFA) by 1% and adding an additional payment-in-kind margin of 0.75% payable on any principal amounts outstanding under Facility B (as defined in the SFA) after September 24, 2021 (the “Relevant Date”), (vii) adding an exit fee payable by the Company with respect to any repayment or prepayment of Facility B after the Relevant Date at the time of such repayment or prepayment in an amount equal to 0.75% of the principal amount of Facility B being repaid or prepaid, (viii) removing any ability to carry forward or carry back any unused allowance under the capital expenditure financial covenant in the SFA and (ix) granting certain additional information rights to the Lenders under the SFA, including the provision of a budget, and certain board observation rights until December 31, 2022. All other material terms of the SFA remain unchanged in all material respects.

In consideration for the amendments listed above, the Company agreed to pay the Lenders an amendment fee equal to 1% of the Total Commitments (as defined in the SFA) after giving effect to the capitalization of the interest payment described above. The amendment fee is payable to the Lenders pro rata to their commitments under the SFA.

The modification to the SFA is not considered to be substantial in accordance with Topic 470-50 and has therefore not been treated as a debt extinguishment. The amendment fees, amounting to $3.2 million, are associated with the modified debt instrument and will be amortized along with the existing unamortized debt issuance costs. Fees payable to third parties are expensed as incurred, resulting in $1.0 million charged to interest expense for the nine months ended September 30, 2020.

There were no breaches of the debt covenants in the periods ended September 30, 2020 and December 31, 2019.

Outstanding Debt and Finance Leases

The following reflects outstanding debt as of September 30, 2020:

	Principal	Unamortized deferred financing charge	Book value, September 30, 2020
	(in millions)
Senior bank debt	$310.6	$(16.1)	$294.5
Finance lease liabilities	0.9	—	0.9
Total long-term debt outstanding	311.5	(16.1)	295.4
Less: current portion of long-term debt	(13.5)	—	(13.5)
Long-term debt, excluding current portion	$298.0	$(16.1)	$281.9

6.	Derivatives and Hedging Activities

On January 15, 2020, the Company entered into two interest rate swaps with UBS AG designed to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows on a portion of the current floating rate debt facilities. The swaps fix the variable interest rate of the current debt facilities and provide protection over potential interest rate increases by providing a fixed rate of interest payment in return. These interest rate swaps are for £95 million ($122.8 million) at a fixed rate of 0.9255% based on the 6-month LIBOR rate and for €60 million ($70.3 million) at a fixed rate of 0.102% based on the 6 month EUROLIBOR rate and are effective until maturity on October 1, 2023.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1.9 million will be reclassified as an increase to interest expense.

As of September 30, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	2	£95 million ($122.8 million) at a fixed rate of 0.9255% based on the 6-month LIBOR rate and €60 million ($70.3 million) at a fixed rate of 0.102% based on the 6 month EUROLIBOR rate

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of September 30, 2020.

	Balance Sheet Classification	Asset Derivatives Fair Value	Balance Sheet Classification	Liability Derivatives Fair Value
		(in millions)		(in millions)
Derivatives designated as hedging instruments:
Interest Rate Products	Fair Value of Hedging Instruments	$—	Other Current Liabilities and Long Term Derivative Liability	$(2.5)
Total derivatives designated as hedging instruments		$—		$(2.5)

The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income for the nine months ended September 30, 2020.

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(in millions)		(in millions)
Interest Rate and Foreign Exchange Products	$(2.7)	Interest Expense	$(1.0)
Total	$(2.7)		$(1.0)

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the nine months ended September 30, 2020.

Interest Expense
(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$19.0

Gain/(loss) on cash flow hedging relationships in Subtopic 815-20	$(1.0)

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

The ISDA Master Agreement between Gaming Acquisitions Limited, a wholly-owned subsidiary of the Company, and UBS AG is documented using the 2002 Form and the ISDA standard set-off provision in Section 6(f) of the ISDA Master Agreement apply to both parties and is only modified to include Affiliates of the Payee. There is no CSA and thus there is no collateral posting.

Offsetting of Derivative Assets
September 30, 2020
Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
(in millions)
Fair value of hedging instrument	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities
September 30, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in millions)
Fair value of hedging instrument	$2.5	$—	$2.5	$—	$—	$—

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

As of September 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to the ISDA Agreements was $2.5 million. As of September 30, 2020, the Company has not posted any collateral related to the ISDA Agreement, as no collateral is required under the terms of such ISDA Agreement. If the Company had breached any of the provision under the ISDA Agreement which resulted in an acceleration of the ISDA Agreement at September 30, 2020, it could have been required to settle its obligations under the ISDA Agreement at its termination value of $3.0 million.

7.	Fair Value Measurements

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

		September 30,	December 31,
	Level	2020	2019
		(in millions)
Derivative liability (see Note 6)	2	$2.5	$—
Long term receivable (included in other assets)	2	$1.2	$1.5

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

At September 30, 2020 and December 31, 2019, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

8.	Stock-Based Compensation

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

As of September 30, 2020, there were (i) 2,429,011 shares subject to outstanding awards under the Prior Plans, including 1,092,633 shares subject to market-price vesting conditions, and (ii) 1,909,373 shares subject to outstanding awards under the 2018 Plan, including 100,000 shares subject to performance-based target awards and 241,077 shares subject to awards that were previously subject to performance criteria that were determined to be met in June 2020 (at a level equal to approximately 87% of the target awards) which awards continue to remain subject to a time-based vesting schedule. As of September 30, 2020, there were 367,311 shares available for new awards under the 2018 Plan and no shares available for new awards under the Prior Plans. All awards consist of RSUs and Restricted Stock.

The Company also has an employee stock purchase plan (“ESPP”) that authorizes the issuance of up to an aggregate of 500,000 shares of common stock pursuant to purchases thereunder by employees. The ESPP, which was approved by stockholders in July 2017, is administered by the Compensation Committee which has discretion to designate the length of offering periods and other terms subject to the requirements of the ESPP. The Company held a twelve-month offering period under the ESPP that began on June 3, 2019 and ended on June 2, 2020. This offering period authorized employees to contribute up to 10% of their base compensation to purchase a maximum of 1,000 shares at a discounted purchase price that would be equal 85% of the lower of: (i) the closing price at the beginning of the offering period and (ii) the closing price at the end of the offering period. A total of 7,649 shares were purchased on the last day of the offering period, June 2, 2020, at a discounted price of $3.2215 per share. As of September 30, 2020, a total of 467,751 shares remain available for purchase under the ESPP.

A summary of the Company’s RSU activity during the nine months ended September 30, 2020 is as follows:

Number of Shares

Unvested Outstanding at January 1, 2020	1,571,964
Granted	1,017,039
Forfeited	(47,613)
Vested (1)	(210,553)
Unvested Outstanding at September 30, 2020	2,330,837

(1)	The RSUs that vested during the nine months ended September 30, 2020 are subject to deferred settlement terms such that the awards do not settle until the participant’s services terminate. The Company issued a total of 166,959 shares during the nine months ended September 30, 2020 in connection with the net settlement of RSUs that vested during the preceding year (on December 31, 2019).

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

The Company recognized stock-based compensation expense for Restricted Stock and RSUs amounting to $1.1 million and $2.2 million for the three months ended September 30, 2020 and 2019, respectively, and $3.1 million and $6.6 million for the nine months ended September 30, 2020 and 2019, respectively. Total unrecognized compensation expense related to unvested stock awards and unvested RSUs at September 30, 2020 amounts to $7.5 million and is expected to be recognized over a weighted average period of 1.4 years.

9.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2020	$(76.5)	$1.4	$30.0	$(45.1)
Change during the period	(3.1)	1.1	(4.4)	(6.4)
Balance at March 31, 2020	(79.6)	2.5	25.6	(51.5)
Change during the period	(0.4)	0.5	8.7	8.8
Balance at June 30, 2020	(80.0)	3.0	34.3	(42.7)
Change during the period	4.2	0.1	0.3	4.6
Balance at September 30, 2020	$(75.8)	$3.1	$34.6	$(38.1)

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2019	$(78.9)	$(0.1)	$23.1	$(55.9)
Change during the period	0.5	0.6	(0.9)	0.2
Balance at March 31, 2019	(78.4)	0.5	22.2	(55.7)
Change during the period	(0.7)	0.2	2.0	1.5
Balance at June 30, 2019	(79.1)	0.7	24.2	(54.2)
Change during the period	(0.5)	0.3	3.1	2.9
Balance at September 30, 2019	$(79.6)	$1.0	$27.3	$(51.3)

Included within accumulated other comprehensive income is an amount of $0.8 million relating to the change in fair value of discontinued hedging instruments. This amount will be amortized as a charge to income over the life of the original instrument, to August 2021 in accordance with US GAAP. The remaining $2.3 million relates to currently active hedging instruments.

10.	Net Income/Loss per Share

Basic income/loss per share (“EPS”) is computed by dividing net income/loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period, including stock options, restricted stock, RSUs and warrants, using the treasury stock method, and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

RSUs	—	3,066,697	3,714,268	3,066,697
Unvested Restricted Stock	624,116	624,116	624,116	624,116
Stock Warrants	9,539,565	9,539,565	9,539,565	9,539,565
	10,163,681	13,230,378	13,877,949	13,230,378

11.	Other Finance Income (Expense)

Other finance income (expense) consisted of the following for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Pension interest cost	$(0.5)	$(0.6)	$(1.6)	$(2.0)
Expected return on pension plan assets	0.8	0.9	2.3	2.7
Foreign currency translation on senior bank debt	—	(4.5)	(6.6)	(4.8)
Foreign currency remeasurement on hedging instrument	—	3.0	—	3.2
	$0.3	$(1.2)	$(5.9)	$(0.9)

12.	Income Taxes

The effective income tax rate for the three months ended September 30, 2020 and 2019 was 0.0% and 1.2%, respectively, resulting in a $0.0 million and $0.1 million income tax expense, respectively. The effective income tax rate for the nine months ended September 30, 2020 and 2019 was 0.7% and 0.4%, respectively, resulting in a $0.3 million and $0.1 million income tax expense, respectively. The Company’s effective income tax rate has fluctuated primarily as a result of the income mix between jurisdictions.

The income tax expense for the three and nine months ended September 30, 2020 and 2019 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to pre-tax losses for which no tax benefit can be recorded, and foreign earnings being taxed at rates different than the US statutory rate.

13.	Related Parties

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”), is an affiliate of MIHI LLC, the beneficial owner of approximately 16.75% of our common stock. Macquarie UK is one of the lending parties with respect to our senior secured term loans and revolving credit facility under our senior facilities agreement dated September 27, 2019, as amended and restated on June 25, 2020 (the “SFA”) (see Note 5). The portion of the total loans of $310.6 million under these facilities held by Macquarie UK at September 30, 2020 was $29.2 million. Interest expense payable to Macquarie UK for the three months ended September 30, 2020 and 2019 amounted to $0.6 million and $0.0 million, respectively, and for the nine months ended September 30, 2020 and 2019 amounted to $1.7 million and $0.0 million, respectively. In addition, $1.1 million of a total $12.7 million of accrued interest payable was due to Macquarie UK at September 30, 2020, and Macquarie UK received $0.3 million of the total $3.1 million of SFA amendment fees paid (see Note 5). MIHI LLC, is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

The Company held a 40% non-controlling equity interest in Innov8 Gaming Limited (“Innov8”) from October 2019 until April 2020 when the Company disposed of its interest. Revenue earned from Innov8 while a related party for the nine months ended September 30, 2020 and 2019 amounted to $0.6 million and $0.0 million, respectively and purchases from Innov8 while a related party for the nine months ended September 30, 2020 and 2019 amounted to $0.2 million and $0.0 million, respectively. The value of the investment was impaired by $0.7 million to $Nil in March 2020 prior to disposal.

14.	Leases

The Company is party to leases with third parties with respect to various gaming machines. Gaming machine leases typically include a lease (of the machine) and a non-lease (provision of software services) component.

The components of lease income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Interest receivable from sales type leases	$0.1	$—	$0.1	$—
Operating lease income	0.9	—	1.9	—
Variable income from sales type leases	0.3	—	0.5	—
	$1.3	$—	$2.5	$—

15.	Commitments and Contingencies

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

16.	Pension Plan

We operate a defined contributions pension scheme in the US, and both defined benefit and defined contributions pension schemes in the UK. The defined contribution scheme assets are held separately from those of the Company in independently administered funds. The defined benefit section has been closed to new entrants since April 1, 1999 and closed to future accruals for services rendered to the Company for the entire financial statement periods presented. On March 15, 2019, it was agreed that no further deficit reduction contributions shall be made to the scheme, except in the event that the scheme funding level does not progress as expected, in which case contingent contributions would be made subject to an agreed maximum amount. It was determined that contingent contributions of $1.1 million and expense contributions of $0.4 million would be payable during the year ended December 31, 2020, with agreement reached with the trustees of the scheme to defer $0.4 million of the contingent contributions into the year ending December 31, 2021 The funding level of the scheme will next be tested against the expected position at December 31, 2020 to determine whether further contingent contributions are payable during the year ending December 31, 2021.

The total amount of employer contributions paid during the nine months ended September 30, 2020 amounted to $0.6 million.

The following table presents the components of our net periodic pension benefit cost:

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Components of net periodic pension benefit cost:
Interest cost	$1.6	$2.0
Expected return on plan assets	(2.3)	(2.7)
Net periodic benefit	$(0.7)	$(0.7)

The following table sets forth the estimate of the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	September 30, 2020	December 31, 2019
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$110.4	$94.1
Interest cost	1.6	2.7
Prior service cost	—	—
Actuarial loss	5.8	14.1
Benefits paid	(1.9)	(4.2)
Foreign currency translation adjustments	(1.9)	3.7
Benefit obligation at end of period	$114.0	$110.4
Change in plan assets:
Fair value of plan assets at beginning of period	$107.3	$97.4
Actual gain on plan assets	2.9	10.3
Employer contributions	0.6	0.2
Benefits paid	(1.9)	(4.2)
Foreign currency translation adjustments	(2.1)	3.6
Fair value of assets at end of period	$106.8	$107.3
Amount recognized in the consolidated balance sheets:
Unfunded status (non-current)	$(7.2)	$(3.1)
Net amount recognized in other long-term liabilities	$(7.2)	$(3.1)

17.	Segment Reporting and Geographic Information

The Company operates its business along three operating segments, which are segregated based on revenue stream: Service Based Gaming, Virtual Sports (which includes Interactive) and Acquired Businesses. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), total assets and total capital expenditures for the periods ended September 30, 2020 and 2019, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, right of use assets, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions. All acquisition and integration related transaction expenses are allocated as corporate function costs.

As a result of improved processes that have allowed us to more accurately allocate assets between reporting segments, we have allocated our right of use asset between segments differently when compared to previous quarters.

Segment Information

Three Months Ended September 30, 2020

	Server Based Gaming	Virtual Sports	Acquired Businesses	Intergroup Eliminations	Corporate Functions	Total
	(in millions)
Revenue:
Service	$23.7	$10.9	$22.4	$(0.6)	$—	$56.4
Hardware	1.8	—	1.9	—	—	3.7
Total revenue	25.5	10.9	24.3	(0.6)	—	60.1
Cost of sales, excluding depreciation and amortization:
Cost of service	(5.0)	(1.2)	(5.6)	0.6	—	(11.2)
Cost of hardware	(0.9)	—	(1.6)	—	—	(2.5)
Selling, general and administrative expenses	(4.5)	(1.4)	(12.1)	—	(3.9)	(21.9)
Stock-based compensation expense	(0.2)	(0.2)	—	—	(0.7)	(1.1)
Acquisition and integration related transaction expenses	—	—	—	—	(1.2)	(1.2)
Depreciation and amortization	(5.4)	(1.5)	(6.8)	—	(0.3)	(14.0)
Segment operating income (loss)	9.5	6.6	(1.8)	—	(6.1)	8.2

Net operating income						$8.2

Total assets at September 30, 2020	$61.1	$69.2	$149.1	$—	$40.9	$320.3

Total goodwill at September 30, 2020	$—	$45.4	$33.9	$—	$—	$79.3
Total capital expenditures for the three months ended September 30, 2020	$1.2	$1.8	$2.4	$—	$1.0	$6.4

Three Months Ended September 30, 2019

	Server Based Gaming	Virtual Sports	Acquired Businesses	Intergroup Eliminations	Corporate Functions	Total
	(in millions)
Revenue:
Service	$15.5	$8.3	$—	$—	$—	$23.8
Hardware	2.8	—	—	—	—	2.8
Total revenue	18.3	8.3	—	—	—	26.6
Cost of sales, excluding depreciation and amortization:			—	—
Cost of service	(4.1)	(0.6)	—	—	—	(4.7)
Cost of hardware	(2.3)	—	—	—	—	(2.3)
Selling, general and administrative expenses	(5.7)	(1.9)	—	—	(3.9)	(11.5)
Stock-based compensation expense	(0.4)	(0.3)	—	—	(1.5)	(2.2)
Acquisition and integration related transaction expenses	—	—	—	—	(3.3)	(3.3)
Depreciation and amortization	(6.8)	(1.3)	—	—	(0.2)	(8.3)
Segment operating income (loss)	(1.0)	4.2	—	—	(8.9)	(5.7)

Net operating loss						$(5.7)

Total assets at December 31, 2019	$80.8	$66.8	$156.7	$—	$23.1	$327.4

Total goodwill at December 31, 2019	$—	$46.4	$34.5	$—	$—	$80.9
Total capital expenditures for the three months ended September 30, 2019	$3.7	$1.4	$—	$—	$0.2	$5.3

Nine Months Ended September 30, 2020

	Server Based Gaming	Virtual Sports	Acquired Businesses	Intergroup Eliminations	Corporate Functions	Total
	(in millions)
Revenue:
Service	$40.7	$29.7	$45.6	$(1.2)	$—	$114.8
Hardware	5.5	—	7.9	(0.2)	—	13.2
Total revenue	46.2	29.7	53.5	(1.4)	—	128.0
Cost of sales, excluding depreciation and amortization:
Cost of service	(9.6)	(3.3)	(9.2)	1.2	—	(20.9)
Cost of hardware	(3.0)	—	(6.8)	—	—	(9.8)
Selling, general and administrative expenses	(11.5)	(4.2)	(32.6)	—	(13.3)	(61.6)
Stock-based compensation expense	(0.5)	(0.4)	—	—	(2.2)	(3.1)
Acquisition and integration related transaction expenses	—	—	—	—	(5.6)	(5.6)
Depreciation and amortization	(17.6)	(4.3)	(17.2)	—	(0.8)	(39.9)
Segment operating income (loss)	4.0	17.5	(12.3)	(0.2)	(21.9)	(12.9)

Net operating loss						$(12.9)

Total capital expenditures for the nine months ended September 30, 2020	$2.8	$5.4	$9.7	$—	$3.9	$21.8

Nine Months Ended September 30, 2019

	Server Based Gaming	Virtual Sports	Acquired Businesses	Intergroup Eliminations	Corporate Functions	Total
	(in millions)
Revenue:
Service	$52.7	$27.5	$—	$—	$—	$80.2
Hardware	6.8	—	—	—	—	6.8
Total revenue	59.5	27.5	—	—	—	87.0
Cost of sales, excluding depreciation and amortization:
Cost of service	(12.9)	(2.5)	—	—	—	(15.4)
Cost of hardware	(4.9)	—	—	—	—	(4.9)
Selling, general and administrative expenses	(18.3)	(6.2)	—	—	(14.5)	(39.0)
Stock-based compensation expense	(1.3)	(1.0)	—	—	(4.3)	(6.6)
Acquisition and integration related transaction expenses	—	—	—	—	(4.9)	(4.9)
Depreciation and amortization	(21.7)	(4.2)	—	—	(1.2)	(27.1)
Segment operating income (loss)	0.4	13.6	—	—	(24.9)	(10.9)

Net operating loss						$(10.9)

Total capital expenditures for the nine months ended September 30, 2019	$8.7	$4.4	$—	$—	$0.9	$14.0

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Total revenue
UK	$47.8	$16.0	$95.4	$53.7
Greece	5.7	4.9	13.1	14.5
Italy	2.6	3.6	6.2	12.0
Rest of world	4.0	2.1	13.3	6.8
Total	$60.1	$26.6	$128.0	$87.0

Geographic information of our non-current assets excluding goodwill is set forth below:

	September 30, 2020	December 31, 2019
	(in millions)
UK	$99.8	$116.1
Greece	19.7	26.5
Italy	2.2	2.3
Rest of world	8.3	6.3
Total	$130.0	$151.2

Software development costs are included as attributable to the market in which they are utilized.

18.	Customer Concentration

During the three months ended September 30, 2020, one customer represented at least 10% of the Company’s revenues, accounting for 21% of the Company’s revenues. The customer was served by both the Server Based Gaming and Virtual Sports segments. During the three months ended September 30, 2019, two customers represented at least 10% of revenues, each accounting for 18% of the Company’s revenues. Both customers were served by the Server Based Gaming and Virtual Sports segments.

During the nine months ended September 30, 2020, two customers represented at least 10% of the Company’s revenues, accounting for 12% and 10% of the Company’s revenues. During the nine months ended September 30, 2019, three customers represented at least 10% of revenues, accounting for 20%, 16% and 10% of the Company’s revenues. All these customers were served by both the Server Based Gaming and Virtual Sports segments.

At September 30, 2020 and December 31, 2019, there were no customers that represented at least 10% of accounts receivable.

19.	Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On November 10, 2020, the Company agreed to contractual income of £24.6 million ($32.5 million) from a customer in relation to our revenue share agreements and their previously paid VAT on fixed odds betting terminals, as result of the UK decision in Commissioners for HM Revenue and Customs –v- (1) The Rank Group Plc and (2) Done Brothers (Cash Betting) Ltd & Ord [2020] UKUT 0117 (TCC). This amount was received on November 11, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual future results could differ materially from the historical results discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included herein and in our annual report on Form 10-K for the fiscal year ended December 31, 2019..

COVID-19 Update

Investors and potential investors are advised to review this Form 10-Q in light of ongoing events. As with other businesses worldwide, we are experiencing severe disruption to our business as a result of the COVID-19 pandemic and the far-reaching actions of the governments of various countries where we do, and hope to do, business, as well as countries sourcing our supply chain.

Our business is being and will continue to be adversely affected by the continuing nature of the coronavirus (COVID-19) pandemic. Due to the speed and fluidity with which the situation continues to develop, we are not able at this time to estimate the extent of the impact of the COVID-19 pandemic on our financial results and operations in future periods. The “second wave” has seen various governments re-impose restrictions on our operations, including complete or partial closures of retail venues and the long-term impacts of the pandemic on the global economy, trade relations, consumer behavior, our industry and our business operations. As of the date of this report, the majority of retail venues in the UK, Italy, and Greece are closed.

During the previous closure of retail venues, we saw a significant increase in our online revenues from slots and virtual sports, though we can provide no assurance that such an increase will accompany current or future closures.

Our ability to execute our strategy is necessarily affected by the ongoing COVID-19 pandemic and its continuing effects on our business. We continue to be highly focused on managing our cash flow and liquidity, as well as focusing on managing the recent re-closures our businesses.

However, the dynamic nature of the pandemic and government restrictions, as well as evolving potential for future relevant, government sponsored business stimuli and creditor relief plans are neither quantifiable nor predictable as of this Report.

Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business, and the timing and ability for us to complete currently contemplated or future acquisitions. Specifically, forward-looking statements may include statements relating to:

●	the future financial performance of the Company;

●	restrictions in our existing borrowings, including covenants set forth in our existing debt facilities (and the recent amendment thereto), or any other indebtedness we may incur in the future, could adversely affect our business, financial condition, or results of operations, and our ability to make distributions to stockholders and the value of our common stock;

●	the market for our products and services;

●	expansion plans and opportunities, including currently contemplated or future acquisitions or additional business combinations; and

●	other statements preceded by, followed by or that include words such as “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “proposed”, “scheduled”, “seek”, “should”, “target”, “would” or similar expressions, among others.

These forward-looking statements are based on information available as of the date hereof, and current expectations, forecasts and assumptions that involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause our actual results or performance to differ include:

●

the effect and impact of the ongoing global coronavirus (COVID-19) pandemic on our business including whether there is continuing increases or spikes in the number of COVID-19 cases in areas in which we operate; the duration, degree and effectiveness of governmental, business or other actions in response to the pandemic, including but not limited to quarantine, shelter-in-place and social distancing measures; restrictions on or changes to our operations up to and including complete or partial closures of retail venues; the long-term impacts of the pandemic on the global economy, trade relations, consumer behavior, our industry and our business operations;

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

Our Virtual Sports business segment designs, develops, markets and distributes ultra-high-definition games that create an always-on sports wagering experience. Our Virtual Sports customers include virtual sports retail and digital operators, including regulated betting operators, lotteries, casinos, online and social gaming operators and other gaming and lottery operators in the UK, continental Europe, Africa, Asia and North America. Our Interactive business segment (reported as part of Virtual Sports) comprises the offering of our SBG, Virtual Sports, and interactive-only content via our remote gaming servers.

Our Acquired Businesses designs, develops, markets and distributes a broad portfolio of games through our digital network architecture. In addition, it operates analog gaming and amusement machines for certain customers, including UK pubs, adult gaming centers, motorway service stations and holiday resorts.

Revenue

We generate revenue in three principal ways: on a participation basis, on a fixed rental fee basis and through product sales and software license fees. Participation revenue includes a right to receive a share of revenue generated from  (i) our Virtual Sports products placed with operators; (ii) our SBG terminals placed in gaming and lottery venues; (iii) our Interactive content placed with operators; (iv) licensing our game content and intellectual property to third parties; and (v) our games on third-party online gaming platforms that are interoperable with our game servers.

Geographic Range

Geographically, more than half of our revenue is derived from, and more than half of our non-current assets are attributed to, our UK operations, with the remainder of our revenue derived from, and non-current assets attributed to, Italy, Greece and the rest of the world.

For the three months ended September 30, 2020, we earned approximately 79.6% of our revenue in the UK, 9.5% in Greece, 4.3% in Italy and the remaining 6.6% across the rest of the world. During the three months ended September 30, 2019, we earned approximately 60.2%, 18.3%, 13.5% and 8.0% of our revenue in those regions, respectively.

For the nine months ended September 30, 2020, we earned approximately 74.5% of our revenue in the UK, 10.5% in Greece, 4.8% in Italy and the remaining 10.2% across the rest of the world. During the nine months ended September 30, 2019, we earned approximately 61.7%, 16.7%, 13.8% and 7.8% of our revenue in those regions, respectively.

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

During the three months ended September 30, 2020, we derived approximately 20% of our revenue from sales to customers outside the UK, compared to 40% during the three months ended September 30, 2019.

During the nine months ended September 30, 2020, we derived approximately 25% of our revenue from sales to customers outside the UK, compared to 38% during the nine months ended September 30, 2019.

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

Results of Operations

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the results of operations of the Company, our SBG, Virtual Sports and Acquired Businesses business segments for the three-month period ended September 30, 2020, compared to the same period in 2019, including KPI analysis; and

●	a discussion and analysis of the results of operations of the Company, our SBG, Virtual Sports and Acquired Businesses business segments for the nine-month period ended September 30, 2020, compared to the same period in 2019, including KPI analysis.

Our fiscal year begins on January 1 and ends on December 31 of each calendar year. The results for the three months and nine months ended September 30, 2020 are unaudited.

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). In the three-month periods ended September 30, 2020 and September 30, 2019, the average GBP:USD rates were 1.29 and 1.23, respectively. In the nine-month periods ended September 30, 2020 and 2019, the average GBP:USD rates were 1.28 and 1.28, respectively.

Our results for the quarter ended September 30, 2020 have continued to be impacted by the COVID-19 pandemic. Most retail venues were able to re-open during the period; however, social distancing regulations meant that pre-COVID income levels were not achieved in all areas. With respect to the jurisdictions in which the Company operates, the UK, Italy, Greece, and US (Illinois) reopened for business, with certain limitations, on June 15, 2020, June 15, 2020, June 8, 2020, and July 1, 2020, respectively. Recurring revenue across the whole business returned to approximately 90% of pre-COVID levels, with online revenue performing well, even after retail venues re-opened. SBG income returned strongly in all areas, with income in Greece particularly robust. Overall revenue from the leisure sectors was slower to return, particularly in holiday parks; however, by the end of August/early September revenue was recovering well. Revenue from digital Category C machines in pubs recovered, but non-gaming machines had difficulty reaching pre-lockdown levels, largely as a result of social distancing measures. The last week of September saw the introduction of a 10 PM curfew for restaurants, pubs and other hospitality venues in the UK, leading to a reduction in revenue in affected sites.

In the discussion and analysis below, certain data may vary from the amounts presented in our consolidated financial statements due to rounding.

Three Months ended September 30, 2020 compared to Three Months ended September 30, 2019

	For the Three-Month
	Period ended				Variance
	Unaudited	Unaudited			Functional
	Sept 30,	Sept 30,	Variance		Currency at	Functional	Currency
(In millions)	2020	2019	2020 vs 2019		Constant rate	Currency	Movement
Revenue:
Service	$56.4	$23.8	$32.6	137.1%	$30.2	127.2%	$2.4
Hardware	3.7	2.8	0.9	32.1%	0.7	24.9%	0.2
Total revenue	60.1	26.6	33.5	125.9%	30.9	116.2%	2.6
Cost of sales, excluding depreciation and amortization:
Cost of service	(11.2)	(4.7)	(6.4)	135.4%	(5.9)	124.7%	(0.5)
Cost of hardware	(2.5)	(2.3)	(0.3)	11.3%	(0.2)	8.7%	(0.1)
Selling, general and administrative expenses	(21.9)	(11.5)	(10.4)	90.5%	(9.5)	82.1%	(1.0)
Stock-based compensation	(1.1)	(2.2)	1.1	(50.1%)	1.2	(52.4)%	(0.1)
Acquisition and integration related transaction expenses	(1.2)	(3.3)	2.1	(63.3%)	2.2	(65.3)%	(0.1)
Depreciation and amortization	(14.0)	(8.3)	(5.7)	68.6%	(5.1)	60.9%	(0.6)
Net operating Income (Loss)	8.2	(5.7)	13.9	NM	13.6	NM	0.2
Other income (expense)
Interest income	0.1	(0.0)	0.2	NM	0.2	NM	0.0
Interest expense	(8.3)	(4.4)	(3.9)	89.2%	(3.5)	80.5%	(0.4)
Change in fair value of earnout liability	-	-	-	-	-	-	-
Change in fair value of derivative liability	-	2.9	(2.9)	(100.0%)	(2.9)	(100.0)%	(0.0)
Other finance income (expense)	0.3	(1.2)	1.6	NM	1.5	NM	0.0
Loss from equity method investee	-	-	-	-	-	-	-
Total other income (expense), net	(7.9)	(2.7)	(5.1)	187.5%	(4.8)	172.5%	(0.3)
Net income (loss) from continuing operations before income taxes	0.3	(8.4)	8.8	NM	8.9	NM	(0.1)
Income tax expense	(0.0)	(0.1)	0.1	(75.5%)	0.1	(77.3)%	(0.0)
Net Income (Loss)	$0.3	$(8.5)	$8.9	NM	$9.0	NM	$(0.1)
Exchange Rate - $ to £	1.29	1.23

Revenue

Total reported revenue for the three months ended September 30, 2020 increased by $33.5 million, or 125.9%, to $60.1 million on a reported basis. This increase includes $24.3 million in revenue from Acquired Businesses, which was not in our results in the prior year quarter. In addition, we had an increase in revenue of $9.3 million remitted to us by one of our major UK customers, to which we were entitled that was the result of a UK tax ruling, creating a rebate of value added tax that had been incorrectly applied to certain gaming machines in their estate (the “VAT-related income”) in the past. As our contract with this customer is based on a revenue share after appropriate taxes, we are entitled to a pro rata share of this tax rebate, which we have recorded as revenue during the period in line with accounting standards. Favorable currency movements accounted for a $2.6 million impact. On a functional currency at constant rate basis, revenue increased by $30.9 million, or 116.2%.

SBG reported revenue increased by $7.2 million, comprised of an increase in service revenue of $8.2 million, reflecting the VAT-related income, offset by a $1.0 million decrease in hardware sales. Service revenue was impacted by COVID-19, as some venues had not reopened as of the beginning of the period. Customer gross win declined from the comparative period, reflecting growth in terminals in Greece, a lower customer gross win region, offset by strong performance in the UK.

Virtual Sports reported revenue increased by $2.6 million, or 31.6%. This increase included a $0.4 million decrease in retail recurring revenue from the COVID-19 national shutdowns, offset by growth in Scheduled Online Virtuals of $1.1 million and Interactive of $1.3 million.

Acquired Businesses revenue accounted for $24.3 million. As with the Company’s other businesses in the UK, revenue has increased significantly from the second quarter of 2020, as COVID-19 related shutdowns were lifted at the beginning of the period, although social distancing regulations have led to lower revenue than pre-COVID-19, particularly in holiday parks.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, increased by $6.7 million, or 95.5%, on a reported basis, to $13.7 million, including the impact of $0.6 million from unfavorable currency movements.

Of this increase, $7.2 million was attributable to the inclusion of Acquired Businesses, which was not included in our prior period results. This was offset by a $0.4 million reduction in SBG cost of sales and a $0.6 million reduction in Virtual Sports cost of sales.

Selling, general and administrative expenses

SG&A expenses increased by $10.4 million, or 90.5%, on a reported basis, to $21.9 million. This included $1.0 million of unfavorable currency movements. The reported increase was driven by incremental SG&A expenses of $12.1 million from the Acquired Businesses, offset by a $1.7 million decrease in selling, general and administrative expenses in SBG and Virtual Sports.

Stock-based compensation

During the three months ended September 30, 2020, the Company recorded an expense of $1.1 million with respect to outstanding awards. All of this expense related to costs from awards made under the 2018 Plan and all costs related to recurring costs. During the three months ended September 30, 2019, the charge for stock-based compensation was $2.2 million. Of this expense, $1.5 million related to costs from awards made under the 2016 Long Term Incentive Plan and $0.7 million from awards made under the 2018 Plan.

Acquisition and integration related transaction expenses

Acquisition related transaction expenses decreased by $2.1 million to $1.2 million, on a reported basis. The entirety of the 2019 and the majority of the 2020 period expenses were related to work in respect of potential acquisitions, with the 2019 expenses relating to the acquisition and third party integration fees linked exclusively to the acquisition and integration of Novomatic UK’s Gaming Technology Group. In addition, there was a further $0.7 million of costs incurred in 2020 relating to potential merger and acquisition activity.

Depreciation and amortization

Depreciation and amortization increased by $5.7 million, or 68.6% to $14.0 million on a reported basis. This included the impact of unfavorable currency movements of $0.6 million.

This increase was driven by the addition of $6.8 million in depreciation and amortization attributable to Acquired Businesses, offset by a reduction in depreciation in SBG as UK machines reached fully depreciated status.

Net operating profit

During the period, net operating profit was $8.2 million compared to a net operating loss of $5.7 million in the prior period. The increase in operating profit was attributable to an increase of $10.4 million in operating profit in SBG, largely attributable to the VAT-related income,  an increase of $2.4 million in operating profit in Virtual Sports, as well as the $2.1 million decrease in acquisition related transaction expenses, offset by a $1.8 million operating loss in Acquired Businesses. This increase also included a $0.3 million favorable impact from foreign currency translation.

Interest expense

Interest expense increased by $3.9 million in the period, to $8.3 million, on a reported basis due to a $3.1 million increase in debt interest and a $0.6 million increase in debt fee amortization following the refinancing in October 2019.

Change in fair value of derivative liability

Following the termination of the cross-currency swaps on October 1, 2019, there was no change in the fair values of derivative liabilities in the three months ended September 30, 2020. The current swaps qualify for hedge accounting and accordingly are not shown as derivative liability movements. For the three months ended September 30, 2019, the change in fair value of derivative liability was a $2.9 million credit.

Other finance income

Other finance income for the three months ended September 30, 2020 resulted in a $0.3 million credit compared to a $1.2 million charge in the three months ended September 30, 2019. Movements in the retranslation in the senior debt explain the changes, but 2019 also included a $3.0 million benefit from the GBP:USD cross-currency swap which was terminated on October 1, 2019.

Income tax expense

Our effective tax rate for the period ended September 30, 2020 was 0.0% and our effective tax rate for the period ended September 30, 2019 was 1.2%.

Net profit

During the period, net profit was $0.3 million compared to a net loss of $8.5 million in the prior period. On a functional currency at constant rate basis, net profit increased by $9.0 million, primarily due to the VAT-related income and growth in Virtual Sports as customers moved towards online Virtuals during COVID-19 related shutdowns.

Three Months ended September 30, 2020 compared to Three Months ended September 30, 2019 – Server Based Gaming Segment

Revenue growth for our SBG business is principally driven by the number of operator customers we have, the number of SBG machines in operation, the net win performance of the machines and the net win percentage that we receive pursuant to our contracts with our customers.

SBG Segment, Key Performance Indicators

	For the Three-Month Period ended
	Unaudited	Unaudited
	Sept 30,	Sept 30,	Variance
SBG	2020	2019	2020 vs 2019
				%
End of period installed base (# of terminals)	32,311	32,084	227	0.7%
Average installed base (# of terminals)	32,698	34,764	(2,066)	(5.9%)
Customer Gross Win per unit per day (1)(2)	£69.24	£74.06	£(4.82)	(6.5%)
Customer Net Win per unit per day (1)(2)	£50.85	£53.10	£(2.24)	(4.2%)
Inspired Blended Participation Rate	6.2%	6.3%	(0.1%)

(1)	Includes all SBG terminals in which the company takes a participation revenue share across all territories

(2)	Includes all days of the quarter, including the days during which the SBG terminals were not operating due to COVID-19.

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

SBG Segment, key events that affected results for the Three Months ended September 30, 2020

During the period Customer Gross Win per unit per day in the total UK market (including non-LBO markets) increased by 7.1%. This was due mainly to the strong recovery of incomes in the UK LBO market post COVID-19 shutdown of venues. However, while the comparative third quarter 2019 UK gross win per unit per day of £89 includes a diminishing impact from the reduction in maximum permitted bets on B2 gaming machines in the UK, effective as of April 1, 2019 (“the Triennial Implementation”), it does not include the impact of the September 2020 closure of 700 lower-performing venues, which positively impacts the average UK gross win per unit per day. A further 116 retail venues were permanently closed with the same customer post-reopening in June 2020.

In July 2020 the $9.3 million VAT-related income was received from a major UK customer. This amount has been recorded as revenue in our results.

In the UK Electronic Table Games (ETG) market, we sold 50 “Sabre Hydra” terminals to a major Casino customer, as the first batch of installs from an order of 156 terminals which was completed in October 2020.

During the period, new market sales continued in markets which we entered in December 2019. Hardware sales of a further 54 “Valor™” terminals were agreed between multiple customers in Illinois, North America, taking the total number of unit sales since launch to 331. Retail venues in Illinois reopened after the COVID-19 related shutdown in July 2020.

In Italy, Customer Net Win per unit per day (in EUR) decreased by 47.9% vs the comparative period, driven mainly by an increase in gaming tax on value played of 0.6% and the impact of card readers implemented in January 2020.   When compared against first quarter 2020, which includes a comparable level of shutdowns due to COVID-19, Customer Net Win per unit per day (in EUR) decreased by 11%.

Greece Customer Gross Win per unit per day (in EUR) decreased by just 1.3%, despite the increase in average installed base year on year of 1,100 terminals.

Customer Gross Win per unit per day (in our functional currency, GBP) decreased by £5 or 6.5% across the entire estate due mainly to the impact of the introduction of card readers in the Italy market as well as COVID-19 related shutdowns. The blended participation rate decreased from 6.3% to 6.2%.

SBG Segment, Three Months ended September 30, 2020 compared to Three Months ended September 30, 2019

	For the Three-Month Period ended				Variance
Server Based Gaming	Unaudited Sept 30,	Unaudited Sept 30,	Variance		Functional Currency at	Functional	Currency
(In millions)	2020	2019	2020 vs 2019		Constant rate	Currency	Movement
Revenue:
Service	$23.7	$15.5	$8.2	53.1%	$7.3	47.3%	$0.9
Hardware	1.8	2.8	(1.0)	(35.3%)	(1.1)	(38.3%)	0.1
Total revenue	25.5	18.3	7.2	39.3%	6.2	33.9%	1.0

Cost of sales, excluding depreciation and amortization:
Cost of service	(5.0)	(4.1)	(0.9)	20.7%	(0.6)	15.4%	(0.2)
Cost of hardware	(0.9)	(2.3)	1.3	(58.4%)	1.3	(59.8%)	(0.0)
Total cost of sales	(5.9)	(6.4)	0.4	(6.7%)	0.7	(10.8%)	(0.3)
Selling, general and administrative expenses	(4.5)	(5.7)	1.2	(20.2%)	1.3	(22.9%)	(0.1)
Stock-based compensation	(0.2)	(0.4)	0.2	(51.6%)	0.2	(56.4%)	(0.0)
Depreciation and amortization	(5.4)	(6.8)	1.4	(21.2%)	1.7	(24.7%)	(0.2)
Net operating Income (Loss)	$9.5	$(1.0)	$10.4	NM	$10.1	NM	$0.3
Exchange Rate - $ to £	1.28	1.23

Note:   Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

SBG Segment Revenue

In the period revenue increased by $7.2 million to $25.5 million, on a reported basis. This increase was partly due to favorable currency movements of $1.0 million. On a functional currency at constant rate basis, SBG revenue increased by $6.2 million, or 33.9%.

Service revenue increased by $8.2 million on a reported basis. Favorable currency movements accounted for $0.9 million of the increase. On a functional currency at constant rate basis, SBG service revenue increased by $7.3 million, or 47.3%, to $23.7 million. This was primarily due to the VAT-related income and increased installed base in the Greek market of $0.6 million. These were partly offset by Italy tax, card reader impact and recovery of incomes post COVID-19 of $0.9 million, impact of a service contract that ceased in the UK Casino market and delayed UK Casino and Bingo venue openings of $0.6 million, and the impact of an incremental 600 UK LBO retail venue closures of $0.9 million.

Hardware revenue decreased by $1.0 million to $1.8 million on a reported basis. On a functional currency at constant rate basis, the revenue decrease was also $1.1 million or a decline of 38.3%. The decrease was due to the 30 additional “Sabre Hydra” sales in 2020 of $0.4 million and North America “Valor™” sales of $0.8 million offset by the reduction in sales of 365 SSBTs (Self Service Betting Terminals) in the UK LBO market of $1.4 million and 100 “Flex Cabinets” in the UK Bingo & Leisure market for $0.8 million from 2019 to 2020.

SBG Segment Operating Income

Cost of sales (excluding depreciation and amortization) decreased by $0.4 million to $5.9 million on reported basis, which included adverse currency movements of $0.3 million. On a functional currency at constant rate basis, SBG cost of sales decreased by $0.7 million or 10.8%.

Service cost of sales increased by $0.9 million to $5.0 million on a reported basis, including adverse currency movements of $0.2 million. On a functional currency at constant rate basis, service cost of sales increased by $0.6 million or 15.4%, driven by third party content cost of sale element related to the VAT-related income of $0.3 million and Colombia write offs of $0.5 million, partly offset by reduced costs in the UK and Italy of $0.2 million.

Hardware cost of sales decreased by $1.3 million to $0.9 million on both a reported and functional currency basis, reflecting the decrease in hardware sales.

SBG SG&A expense declined by $1.2 million on a reported basis. This decrease includes the impact of unfavorable currency movements of $0.1 million, reflecting ongoing restructuring, as well as synergies associated with the acquisition of the Acquired Businesses. Of this reduction, $1.0 million is attributable to reduced staffing costs, related to both staff reductions and reduced salaries implemented due to the COVID-19 pandemic.

Depreciation declined by $1.4 million on a reported basis, or 21.2%. The decrease in depreciation expense was due to the machines in the UK estate becoming fully depreciated, offset by additional depreciation from new machines in the Greek estate.

Operating income increased by $10.4 million year over year, from a $1.0 million reported operating loss to a $9.5 million operating profit year over year, due primarily to the VAT-related income.

SBG Segment, Recurring Revenue

Set forth below is a breakdown of our SBG recurring revenue. SBG recurring revenue consists principally of SBG participation revenue.

	For the Three-Month Period ended
	Unaudited	Unaudited
	Sept 30,	Sept 30,	Variance
(In £ millions)	2020	2019	2020 vs 2019%
SBG Recurring Revenue
Total SBG Revenue	£19.9	£14.9	£5.0	33.9%

SBG Participation Revenue *	£9.4	£10.6	£(1.1)	(10.8%)
SBG Other Fixed Fee Recurring Revenue	£0.2	£0.3	£(0.2)	(47.5%)
Total SBG Recurring Revenue	£9.6	£10.9	£(1.3)	(11.9%)
SBG Recurring Revenue as a % of Total SBG Revenue	48.3%	73.5%	(25.1%)

*	Does not reflect VAT-related income

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

“Total SBG Recurring Revenue” is equal to SBG Participation Revenue plus SBG Other Fixed Fee Recurring Revenue.

SBG Segment, Service Revenue by Region

Set forth below is a breakdown of our SBG service revenue by geographic region. SBG service revenue consists principally of SBG participation revenue.

Server Based Gaming Service Revenue by Region

	For the Three-Month Period ended				Variance
	Unaudited	Unaudited			Functional
	Sept 30,	Sept 30,	Variance		Currency at	Functional	Currency
(In millions)	2020	2019	2020 vs 2019		Constant rate	Currency	Movement
Service Revenue:
UK LBO	$17.1	$8.3	$8.8	106.8%	$8.2	99.6%	$0.6
UK Other	$0.7	$1.3	(0.6)	(43.5)%	(0.6)	(46.1)%	0.0
Italy	$0.9	$1.7	(0.8)	(46.1)%	(0.8)	(48.6)%	0.0
Greece	$4.8	$4.0	0.8	19.4%	0.6	14.0%	0.2
Rest of the World	$0.1	$0.1	(0.0)	(32.8)%	(0.1)	(36.6)%	0.0

Total service revenue	$23.7	$15.5	$8.2	53.1%	$7.3	47.3%	$0.9

Exchange Rate - $ to £	1.28	1.23

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Virtual Sports Segment, Three Months ended September 30, 2020 compared to Three Months ended September 30, 2019

Virtual Sports Segment, Key Performance Indicators

	For the Three-Month Period ended
	Unaudited	Unaudited
	Sept 30,	Sept 30,	Variance
Virtuals	2020	2019	2020 vs 2019
				%
No. of Live Customers at the end of the period	129	102	27		26.5%
Average No. of Live Customers	128	101	27		26.7%
Total Revenue (£‘m)	£8.4	£6.7	£1.7		25.6%

Total Virtual Sports Recurring Revenue (£‘m)	£8.0	£6.0	£2.0		33.2%
Total Revenue £‘m - Retail	£3.2	£3.8	£(0.6)		(16.1)%
Total Revenue £‘m - Scheduled Online Virtuals	£3.2	£2.2	£1.0		45.0%
Total Revenue £‘m - Interactive	£2.0	£0.7	£1.3		196.9%
Average Revenue Per Customer per day (£)	£713	£717	£(4)		(0.6)%

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

Virtual Sports Segment, Recurring Revenue

	For the Three-Month Period ended
	Unaudited	Unaudited
	Sept 30,	Sept 30,	Variance
(In £ millions)	2020	2019	2020 vs 2019
				%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£8.4	£6.7	£1.7		25.6%

Recurring Revenue - Retail Virtuals	£2.9	£3.3	£(0.4)		(11.4)%
Recurring Revenue - Scheduled Online Virtuals	£3.2	£2.1	£1.1		54.1%
Recurring Revenue - Interactive	£1.9	£0.7	£1.3		189.4%
Total Virtual Sports Recurring Revenue	£8.0	£6.0	£2.0		33.2%
Virtual Sports Recurring Revenue as a Percentage of Total	95.7%	90.3%	5.5%
Virtual Sports Revenue

For definitions of the terms used in the table above, see the definitions provided above.

Virtual Sports Segment, key events that affected results for the Three Months ended September 30, 2020

During the quarter most retail territories were back online and in a recovery phase from the COVID-19 related worldwide lockdown that severely impacted the previous quarter. Whilst retail recovery has exceeded expectations, there has been a year on year decline of $0.5 million. Online revenues across the Scheduled Virtuals and Interactive divisions have increased $3.0 million leading to a net increase in revenue of $2.5 million.

At the end of September, our Scheduled Online Virtuals products were launched in Turkey with Misli, a major online operator.

Scheduled Online Virtuals were deployed with several GVC websites including BWIN, Sportingbet and Partypoker.

In New Jersey, Scheduled Online Virtuals were launched with Draftkings, a major strategic deployment in North America, representing our first US launch with VPP.

The Interactive division added key new customers during the period, including Kindred Europe, Stoiximan in Greece, Draftkings in New Jersey and Caliente in Mexico. The summer blockbuster titles, Centurion Megaways™ and Reelking Megaways™ were launched to the wider estate driving significant growth in the period

The Average Number of Live Customers during the period increased by twenty-seven, from 101 to 128. Including the launch of new Interactive customers in the quarter, our Average Number of Live Interactive Customers for the period increased to 72.

Virtual Sports Segment, Three Months ended September 30, 2020 compared to Three Months ended September 30, 2019

	For the Three-Month Period ended				Variance
Virtual Sports	Unaudited Sept 30,	Unaudited Sept 30,	Variance		Functional Currency at	Functional	Currency
(In millions)	2020	2019	2020 vs 2019		Constant rate	Currency	Movement

Service Revenue	$10.9	$8.3	$2.6	31.5%	$2.1	25.6%	$0.5
Cost of Service	(1.2)	(0.6)	(0.6)	97.0%	(0.5)	87.8%	(0.1)
Selling, general and administrative expenses	(1.4)	(1.9)	0.5	(28.3%)	0.6	(32.8%)	(0.1)
Stock-based compensation	(0.2)	(0.3)	0.1	(49.9%)	0.2	(63.7%)	(0.1)
Depreciation and amortization	(1.5)	(1.3)	(0.3)	20.1%	(0.2)	16.2%	(0.1)
Net operating Income (Loss)	$6.6	$4.2	$2.5	58.4%	$2.2	53.8%	$0.2
Exchange Rate - $ to £	1.29	1.23

Note: Exchange rate in the table is calculated by dividing the USD service revenue by the GBP service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Virtual Sports Segment revenue. In the period revenue increased by $2.6 million, or 31.5%, on a reported basis. This increase includes the impact of favorable currency movements of $0.5 million. On a functional currency at constant rate basis, Virtual Sports revenue increased by $2.1 million, or 25.6%. This increase included a $0.5 million decline in retail recurring revenue from the COVID-19 national shutdowns. Declines were offset by growth in Scheduled Online Virtuals of $1.4 million and Interactive of $1.6 million.

Virtual Sports Segment operating income. Cost of service increased by $0.6 million to $1.2 million on a reported basis due to increased third party platform provider costs from the Interactive division, in line with the significant revenue increase for the period.

SG&A expenses decreased by $0.5 million on a reported basis. This decrease includes the impact of adverse currency movements of $0.1 million. On a functional currency at constant rate basis, SG&A decreased by $0.6 million, driven by staff-related cost savings.

Depreciation and amortization increased by $0.3 million on a reported basis. This increase includes the impact of adverse currency movements of $0.1 million.

Operating profit increased by $2.5 million on a reported basis which included the impact of favorable currency movements of $0.2 million. On a functional currency at constant rate basis operating profit increased by $2.2 million. This was primarily due to an increase in revenues and reduced SG&A expenses.

Acquired Businesses Segment - Three Months ended September 30, 2020 compared to Three Months ended September 30, 2019

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

Acquired Businesses segment, Key Performance Indicators

	For the Three-Month Period ended
	Unaudited Sept 30,	Unaudited Sept 30,	Variance
Acquired Businesses	2020	2019	2020 vs 2019
				%
Pub Digital Cat C Gaming Machines - Average installed base (# of terminals)	5,772	5,106	666		13.0%

Inspired Pubs Revenue per Digital Cat C Gaming Machine per week	£49.25	£65.80	£(16.56)		(25.2)%

Pub Analogue Digital Cat C Gaming Machines - Average installed base (# of terminals)	2,602	3,450	(848)		(24.6)%

Inspired Pubs Revenue per Analogue Cat C Gaming Machine per week	£25.35	£42.30	£(16.96)		(40.1)%

End of Period % of Digital Cat C Gaming Machines in Pub Market	69.7%	60.8%	8.9%

Total Leisure Parks Revenue (Gaming and Non Gaming) (£‘m)	£5.6	£11.4	£(5.9)		(51.4)%

AGC and MSA Gaming Machines - Average installed base (# of terminals)(1)	5,016	5,074	(59)		(1.2)%

Inspired AGC and MSA Revenue per Gaming Machine per week	£52.60	£72.36	£(19.76)		(27.3)%

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

Acquired Businesses Segment, Three Months ended September 30, 2020

Acquired Businesses

For the Three-
Month Period
ended
Unaudited
Sept 30,
(In millions)	2020
Revenue:
Service	$22.4
Hardware	1.9
Total revenue	24.3

Cost of sales, excluding depreciation and amortization:
Cost of service	(5.6)
Cost of hardware	(1.6)
Total cost of sales	(7.2)

Selling, general and administrative expenses	(12.1)
Depreciation and amortization	(6.8)
Net operating Income (Loss)	$(1.8)

Exchange Rate - $ to £	1.29

Note: Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Acquired Businesses Segment Revenue

Acquired Businesses service revenue was $22.4 million in the quarter, of which $5.9 million was generated from Pub customers for gaming machines and other rental products. The Company’s average installed base within the Pub business included 8,374 Category C gaming machines. Digital gaming machines accounted for 69.7% of the total Category C gaming machines at the end of the period, an increase from 60.8% in the prior year. Revenue per digital Cat C declined 25.2% year on year, reflecting the restrictions in place due to COVID-19.

The Leisure business includes Leisure Parks, MSAs, Adult Gaming Centers (“AGCs”) and Bowling Alleys as well as software license fees associated with one-time hardware sales. Leisure parks contributed $7.2 million in revenue, which was $7.6 million lower than the prior year, caused by the gradual opening of leisure parks during the quarter, and restrictions on trade due to social distancing, all as a result of COVID-19. Revenue from MSAs and AGCs was $4.5 million in the quarter and included 5,016 machines on a rental basis, generating an average of £52.60 per week.  Software license fees were $1.3 million in the quarter.

Acquired Businesses Hardware Revenue was $1.9 million and includes the sale of 173 machines and sales of spare parts.

Acquired Businesses Segment Operating Income

Acquired Businesses operating income reflects cost of sales of $7.2 million (comprised of manufacturing costs, content royalties, spare parts, distribution costs, and certain gaming taxes), SG&A expenses of $12.1 million including staff and vehicle costs, facilities and service network costs, and depreciation and amortization of $6.8 million, reflecting capitalized game development and machine deployment levels.

Nine Months ended September 30, 2020 compared to Nine Months ended September 30, 2019

	For the Nine-Month
	Period ended				Variance
	Unaudited Sept 30,	Unaudited Sept 30,	Variance		Functional Currency at	Functional	Currency
(In millions)	2020	2019	2020 vs 2019		Constant rate	Currency	Movement
Revenue:
Service	$114.8	$80.2	$34.6	43.2%	$34.2	42.6%	$0.4
Hardware	13.2	6.8	6.4	94.3%	6.4	93.3%	0.1
Total revenue	128.0	87.0	41.0	47.2%	40.5	46.6%	0.5
Cost of sales, excluding depreciation and amortization:
Cost of service	(20.9)	(15.4)	(5.4)	35.3%	(5.3)	34.6%	(0.1)
Cost of hardware	(9.8)	(4.9)	(4.9)	101.6%	(4.9)	101.3%	(0.0)
Selling, general and administrative expenses	(61.6)	(39.0)	(22.6)	58.0%	(22.4)	57.4%	(0.2)
Stock-based compensation	(3.1)	(6.6)	3.5	(53.3)%	3.5	(53.3)%	(0.0)
Acquisition and integration related transaction expenses	(5.6)	(4.9)	(0.7)	15.3%	(0.7)	14.7%	(0.0)
Depreciation and amortization	(39.9)	(27.1)	(12.8)	47.4%	(13.0)	48.0%	0.2
Net operating Income (Loss)	(12.9)	(10.9)	(2.1)	19.4%	(2.3)	(21.1)%	0.3
Other income (expense)
Interest income	0.5	0.1	0.5	NM	0.4	NM	(0.0)
Interest expense	(22.5)	(12.9)	(9.6)	74.4%	(9.7)	74.7%	0.1
Change in fair value of earnout liability	-	(2.3)	2.3	(100)%	2.2	(100)%	0.0
Change in fair value of derivative liability	-	2.8	(2.8)	(100)%	(2.9)	(100)%	0.0
Other finance income (expense)	(5.9)	(0.9)	(4.9)	520.0%	(5.1)	503.2%	0.1
Loss from equity method investee	(0.5)	-	(0.5)	NM	(0.5)	NM	0.0
Total other income (expense), net	(28.4)	(13.2)	(15.1)	114.6%	(15.4)	116.0%	0.2
Net loss from continuing operations before income taxes	(41.3)	(24.1)	(17.2)	71.4%	(17.7)	73.0%	0.5
Income tax expense	(0.3)	(0.1)	(0.2)	121.9%	(0.2)	115.4%	(0.0)

Net loss	$(41.6)	$(24.2)	$(17.4)	71.9%	$(17.9)	73.2%	$0.5

Exchange Rate - $ to £	1.28	1.28

Revenue

Total reported revenue for the nine months ended September 30, 2020 increased by $41.0 million, or 47.2%, to $128.0 million on a reported basis. Revenue was significantly impacted by the shutdown of non-essential businesses most of the second quarter of 2020 in all of the jurisdictions in which the Company operates, due to the ongoing COVID-19 pandemic , with diminishing impacts in the third quarter of 2020. Favorable currency movements accounted for a $0.5 million impact. On a functional currency at constant rate basis, revenue increased by $40.5 million, or 46.6%, with service revenue increasing by $34.2 million and hardware revenue increasing by $6.4 million.

SBG service revenue decreased by $12.0 million on a reported basis to $40.7 million, with the major drivers for the decrease being the impact of the Triennial Implementation and the venue closures due to COVID-19, which closed venues from March 21, 2020 through June 15, 2020. Customer Gross Win declined due to both of these factors, offset by the reopening of venues early in the period. The revenue decline was offset by the VAT-related income of $9.3 million.

SBG hardware revenue decreased by $1.3 million to $5.5 million on a reported basis, due to lower UK cabinet and SSBT sales, offset by $3.0 million in North American sales and $0.4 million of Italy spares sales.

Virtual Sports reported revenue increased by $2.2 million, or 8.0%, on a reported basis. This decrease includes the impact of adverse currency movements of $0.1 million. On a functional currency at constant rate basis, Virtual Sports revenue increased by $2.3 million, or 8.5%. This increase included a $5.1 million decline in retail recurring revenue from the COVID-19 national shutdowns. Declines were offset by growth in Scheduled Online Virtuals of $4.3 million and Interactive of $3.3 million.

Acquired Businesses service revenue was $45.6 million for the nine months ended September 30, 2020.  The Company’s average installed base within the Pub business included 7,783 Category C gaming machines. Digital gaming machines accounted for 69.7% of the total Category C gaming machines at the end of the period, which was an increase from 60.8% at the end of the comparable period in 2019. Revenue per digital Cat C declined 37.0% year on year, reflecting the complete closure of the pub market during the second quarter and the continued restrictions currently in place due to COVID-19.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, increased by $10.4 million, or 51.1%, to $30.7 million on a reported basis, including the impact of $0.1 million from unfavorable currency movements. On a functional currency at constant rate basis, cost of sales increased by $10.3 million.

Of this increase, $16.0 million was attributable the Acquired Businesses, comprised of $9.2 million in service costs and $6.8 million in hardware costs. This was offset by a $5.2 million decrease in SBG costs of sales due to reduced consumable usage in line with our reduced machine estate due to Triennial Implementation and COVID-19 impacts.

Selling, general and administrative expenses

SG&A expenses increased by $22.6 million, or 58.0%, on a reported basis, to $61.6 million. This included $0.2 million of unfavorable currency movements. On a functional currency at constant rate basis, SG&A increased by $22.4 million. The reported increase was driven by incremental SG&A expenses of $32.6 million from the Acquired Businesses, offset by a $8.8 million decrease in selling, general and administrative expenses in SBG and Virtual Sports, due to long-term reductions in staff costs, as well as staff furloughs attributable to the COVID-19 pandemic.

Stock-based compensation

During the nine months ended September 30, 2020, the Company recorded an expense of $3.1 million with respect to outstanding awards. Of this expense, $0.2 million related to costs from awards made under the 2016 Long Term Incentive Plan and $2.9 million from awards made under the 2018 Plan. During the nine months ended September 30, 2019, the charge for stock-based compensation was $6.6 million of which $4.5 million related to costs from awards made under the 2016 Long Term Incentive Plan and $2.1 million from awards made under the 2018 Plan.

Acquisition and integration related transaction expenses

Acquisition related transaction expenses increased by $0.7 million to $5.6 million, on a reported basis. The entirety of the 2019 and the majority of the 2020 period expenses were related to work in respect of potential acquisitions, with the 2019 expenses relating to the acquisition and third party integration fees linked exclusively to the acquisition and integration of Novomatic UK’s Gaming Technology Group and the 2020 expenses relating to the group integration costs following the acquisition. In addition, there were a further $0.7 million of costs incurred in 2020 relating to potential merger and acquisition activity.

Depreciation and amortization

Depreciation and amortization increased by $12.8 million, or 47.4%, to $39.9 million on a reported basis. This included the impact of favorable currency movements of $0.2 million.

On a functional currency at constant rate basis, depreciation and amortization increased by $13.0 million, or 48.0%. The reported increase was driven by incremental depreciation and amortization of $17.2 million from the Acquired Businesses. This was partially offset by a $4.0 million decrease of depreciation and amortization in SBG and Virtual Sports, due primarily to UK and Italy machine estates reaching full depreciation status.

Net operating loss

During the period on a reported basis, net operating loss increased by $2.1 million from $10.9 million to $12.9 million. On a functional currency at constant rate basis, net operating loss increased by $2.3 million, mainly due to the impact of shutdowns related to COVID-19, partially offset by the VAT-related income.

Interest expense

Interest expense increased by $9.6 million in the period, to $22.5 million, on a reported basis and functional currency at a constant rate basis. This was driven by increases of $7.4 million of cash interest due to a higher debt balance amount and $1.2 million higher debt fee amortization after the acquisition of Novomatic UK’s Gaming Technology Group in October 2019.

Change in fair value of earnout liability

Due solely to changes in the share price ($6.51 at March 25, 2019 and $4.80 at December 31, 2018) the charge in the nine months ended September 30, 2019 from a change in the fair value of earnout liability was $2.3 million. On March 25, 2019, the shares relating to the earnout liability were issued. There were no such liabilities in the nine months ended September 30, 2020.

Change in fair value of derivative liability

Following the termination of the cross-currency swaps on October 1, 2019 there was no change in the fair values of derivative liabilities in the nine months ended September 30, 2020. For the nine months ended September 30, 2019, the change in fair value of derivative liability was a $2.8 million credit.

Other finance income

Other finance income for the nine months ended September 30, 2020 was a charge of $5.9 million compared to a $0.9 million charge in the nine months ended September 30, 2019. This was primarily due to an adverse foreign exchange impact of $1.6 million in retranslating the debt balance and a $3.2 million gain in the nine months ended September 30, 2019 from the GBP:USD cross-currency swap which was terminated on October 1, 2019.

Income tax expense

Our effective tax rate for the period ended September 30, 2020 was 0.7% and our effective tax rate for the period ended September 30, 2019 was 0.4%.

Net loss

On a reported basis, net loss increased by $17.4 million, from a loss of $24.2 million to a loss of $41.6 million in the nine months ended September 30, 2020. On a functional currency at constant rate basis, net loss increased by $17.9 million, mainly due to the impact of the shutdowns associated with COVID-19, partially offset by the VAT-related income.

Nine Months ended September 30, 2020 compared to Nine Months ended September 30, 2019 – Server Based Gaming Segment

Revenue growth for our SBG business is principally driven by the number of operator customers we have, the number of SBG machines in operation, the net win performance of the machines and the net win percentage that we receive pursuant to our contracts with our customers.

SBG Segment, Key Performance Indicators

	For the Nine-Month Period ended
	Unaudited	Unaudited
	September 30,	September 30,	Variance
SBG	2020	2019	2020 vs 2019
			%
End of period installed base (# of terminals)	32,311	32,084	227	0.7%
Average installed base (# of terminals)	32,862	34,967	(2,105)	(6.0)%
Customer Gross Win per unit per day (1)	£48.44	£83.78	£(35.34)	(42.2)%
Customer Net Win per unit per day (1)	£35.77	£59.29	£(23.52)	(39.7)%
Inspired Blended Participation Rate	6.1%	6.2%	(0.1)%

(1)	Includes all SBG terminals in which the company takes a participation revenue share across all territories

SBG Segment, Nine Months ended September 30, 2020 compared to Nine Months ended September 30, 2019

	For the Nine-Month Period ended				Variance
Server Based Gaming	Unaudited Sep 30,	Unaudited Sep 30,	Variance		Functional Currency at	Functional	Currency
(In millions)	2020	2019	2020 vs 2019		Constant rate	Currency	Movement
Revenue:
Service	$40.7	$52.7	($12.0)	(22.7%)	($12.1)	(23.0%)	$0.1
Hardware	5.5	6.8	(1.3)	(18.6%)	(1.3)	(19.2%)	0.0
Total revenue	46.2	59.5	(13.3)	(22.3%)	(13.4)	(22.6%)	0.2
Cost of sales, excluding depreciation and amortization:
Cost of service	(9.6)	(12.9)	3.3	(25.8%)	3.4	(26.4%)	(0.1)
Cost of hardware	(3.0)	(4.9)	1.9	(38.2%)	1.9	(38.7%)	(0.0)
Total cost of sales	(12.6)	(17.8)	5.2	(29.2%)	5.3	(29.8%)	(0.1)
Selling, general and administrative expenses	(11.5)	(18.3)	6.8	(36.9%)	6.7	(36.9%)	0.0
Stock-based compensation	(0.5)	(1.3)	0.8	(60.3%)	0.8	(59.2%)	0.0
Depreciation and amortization	(17.6)	(21.7)	4.2	(19.2%)	4.1	(18.9%)	0.1
Net operating Income (Loss)	$4.0	$0.4	$3.7	NM	$3.5	NM	$0.2
Exchange Rate - $ to £	1.28	1.28

Note: Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

SBG Segment Revenue

During the period, revenue decreased by $13.3 million, to $46.2 million, on a reported basis. On a functional currency at constant rate basis, SBG revenue decreased by $13.4 million, or 22.6%, reflecting $0.2 million in favorable currency movement.

Service revenue decreased by $12.0 million on a reported basis and $12.1 million on a functional currency at constant rate basis. The major driver for the decrease was the impact of COVID-19. Universal retail shop closures from March 2020 through June 2020 drove a reduction in service revenue of $14.8 million, with revenue by region decreasing $10.5 million in the UK, $2.4 million in Greece and $1.9 million in Italy. Further declines came from the UK LBO market with $4.6 million as a result of the Triennial Implementation, increased Italy taxes of $0.8 million, the adverse impact of the introduction in Italy of player cards of $1.7 million, 2019 one-off Italy sales of $0.4 million, and the expiry of a UK service contract of $0.4 million. These negative impacts were partly offset by VAT-related income of $9.3 million as well as growth in the Greek market of $2.3 million due to the continued rollout of contracted VLTs.

Hardware revenue decreased by $1.3 million to $5.5 million on a reported basis. On a functional currency at constant rate basis, the revenue decrease was also $1.3 million or 19.2% with minimal currency movement impact. This adverse variance to 2019 was due to lower UK market sales of $4.6 million, ETG Sabre Hydra sales of $1.3 million, SSBT sales in the UK LBO market of $1.9 million and “Flex Cabinet” sales of $1.4 million in the UK Leisure market. These were partly offset by continued sales growth of “Valor™” in the North America market $3.0 million and Italy spares sales revenue of $0.4 million.

SBG Segment Operating Income

Cost of sales (excluding depreciation and amortization) decreased by $5.2 million to $12.6 million, on a reported basis. On a functional currency at constant rate basis, SBG cost of sales decreased by $5.3 million, or 29.8%, reflecting $0.1 million in adverse currency movements.

Service cost of sales decreased by $3.3 million on both a reported and functional currency basis. This reduction was due mainly to the impact of retail venue closures due to COVID-19, with the UK LBO retail shops accounting for $2.2 million with significant savings on consumable and third party content costs, a further $1.2 million from Greece and $0.4 million from Italy. A further $0.4 million decrease came from lower consumables spend during the three months ended March 31, 2020 on the UK LBO estate due to the Triennial Implementation. These were offset by the third-party content cost of sales element related to the VAT-related income of $0.3 million and Colombia write-offs of $0.5 million.

Hardware cost of sales decreased by $1.9 million to $3.0 million on both a reported and functional currency basis. This decrease of 38.7% was due to higher margin North America sales in the current period that replaced lower margin UK sales in the prior period.

SBG SG&A expense declined by $6.8 million, reflecting significant staff furloughs due to COVID-19, ongoing restructuring, and synergies associated with the acquisition of the Acquired Businesses. Of this reduction, $5.6 million was related to both COVID-19 related furloughs as well as long-term reductions in staff costs.

Depreciation and amortization declined by $4.2 million or 19.2%, on a reported basis. On a functional currency basis depreciation declined by $4.1 million. The decrease in depreciation expense was due to the machines in the UK estate becoming fully depreciated, offset by additional depreciation from new machines in the Greek estate.

Operating income increased by $3.7 million, from a $0.4 million to $4.0 million, as the decline in revenue related to the Triennial Implementation and COVID-19 was offset by the VAT-related income, as well as declines in cost of sales, SG&A, and depreciation and amortization.

SBG Segment, Recurring Revenue

Set forth below is a breakdown of our SBG recurring revenue. SBG recurring revenue consists principally of SBG participation revenue.

	For the Nine-Month Period ended
	Unaudited	Unaudited
	Sept 30,	Sept 30,	Variance
(In £ millions)	2020	2019	2020 vs 2019%
SBG Recurring Revenue
Total SBG Revenue	£36.1	£46.6	£(10.5)	(22.6)%
SBG Participation Revenue *	£19.7	£35.2	£(15.5)	(44.0)%
SBG Other Fixed Fee Recurring Revenue	£0.4	£1.0	£(0.6)	(60.5)%
Total SBG Recurring Revenue	£20.1	£36.2	£(16.1)	(44.4)%
SBG Recurring Revenue as a % of Total SBG Revenue	55.7%	77.6%	(21.9)%

*	Does not reflect VAT-related income

SBG Segment, Service Revenue by Region

Set forth below is a breakdown of our SBG service revenue by geographic region. SBG service revenue consists principally of SBG participation revenue.

Server Based Gaming Service Revenue by Region

	For the Nine-Month Period ended				Variance
	Unaudited Sept 30,	Unaudited Sept 30,	Variance		Functional Currency at	Functional	Currency
(In millions)	2020	2019	2020 vs 2019		Constant rate	Currency	Movement
Service Revenue:
UK LBO	$25.5	$30.2	$(4.7)	(15.4)%	$(4.7)	(15.5)%	$0.0
UK Other	$1.7	$3.9	(2.2)	(55.7)%	(2.2)	(56.2)%	0.0
Italy	$1.9	$6.0	(4.2)	(68.8)%	(4.2)	(69.2)%	0.0
Greece	$11.3	$12.0	(0.7)	(6.2)%	(0.8)	(6.7)%	0.1
Rest of the World	$0.3	$0.5	(0.3)	(48.3)%	(0.3)	(48.3)%	0.0
Total service revenue	$40.7	$52.7	$(12.0)	(22.7)%	$(12.1)	(23.0)%	$0.1

Exchange Rate - $ to £	1.28	1.28

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Virtual Sports Segment, Nine Months ended September 30, 2020 compared to Nine Months ended September 30, 2019

Virtual Sports Segment, Key Performance Indicators

	For the Nine-Month Period ended
	Unaudited September 30,	Unaudited September 30,	Variance
Virtuals	2020	2019	2020 vs 2019
				%
No. of Live Customers at the end of the period	129	102	27	26.5%
Average No. of Live Customers	126	102	24	23.8%
Total Revenue (£‘m)	£23.4	£21.5	£1.8	8.5%

Total Virtual Sports Recurring Revenue (£‘m)	£21.5	£19.6	£1.9	9.7%
Total Revenue £‘m - Retail	£7.5	£12.0	£(4.5)	(37.3)%
Total Revenue £‘m - Scheduled Online Virtuals	£11.1	£7.5	£3.6	47.4%
Total Revenue £‘m - Interactive	£4.8	£2.0	£2.7	132.7%
Average Revenue Per Customer per day (£)	£678	£776	£(99)	(12.7)%

Virtual Sports Segment, Recurring Revenue

	For the Nine-Month Period ended
	Unaudited Sept 30,	Unaudited Sept 30,	Variance
(In £ millions)	2020	2019	2020 vs 2019
				%
Virtual Sports Recurring Revenue

Total Virtual Sports Revenue	£23.4	£21.5	£1.8	8.5%

Recurring Revenue - Retail Virtuals	£6.6	£10.7	£(4.1)	(38.3)%
Recurring Revenue - Scheduled Online Virtuals	£10.3	£6.9	£3.4	49.1%
Recurring Revenue - Interactive	£4.6	£2.0	£2.6	132.1%
Total Virtual Sports Recurring Revenue	£21.5	£19.6	£1.9	9.7%
Virtual Sports Recurring Revenue as a Percentage of Total	92.0%	91.0%	1.0%

For definitions of the terms used in the table above, see the definitions provided above.

Virtual Sports Segment, key events that affected results for the Nine Months ended September 30, 2020

The COVID-19 pandemic significantly impacted retail recurring revenues, partially during the first quarter of 2020 and for the entirety of the second quarter of 2020. During the third quarter all territories were back online; however, this was a period of gradual recovery. As a result, retail recurring revenue has declined $5.2 million. This was offset by growth in Scheduled Online Virtuals and Interactive of $7.6 million.

Virtual Sports Segment, Nine Months ended September 30, 2020 compared to Nine Months ended September 30, 2019

	For the Nine-Month Period ended				Variance
Virtual Sports	Unaudited Sep 30,	Unaudited Sep 30,	Variance		Functional Currency at	Functional	Currency
(In millions)	2020	2019	2020 vs 2019		Constant rate	Currency	Movement

Service Revenue	$29.7	$27.5	$2.2	8.0%	$2.3	8.5%	($0.1)
Cost of Service	(3.3)	(2.5)	(0.8)	32.2%	(0.8)	33.0%	0.0
Selling, general and administrative expenses	(4.2)	(6.2)	2.1	(32.9%)	2.1	(33.2%)	(0.0)
Stock-based compensation	(0.4)	(1.0)	0.7	(66.1%)	0.7	(66.9%)	(0.0)
Depreciation and amortization	(4.3)	(4.2)	(0.2)	3.9%	(0.2)	5.3%	0.0
Net operating Income (Loss)	$17.5	$13.6	$4.0	29.1%	$4.1	30.0%	($0.1)
Exchange Rate - $ to £	1.27	1.28

Note: Exchange rate in the table is calculated by dividing the USD service revenue by the GBP service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Virtual Sports Segment revenue. In the period revenue increased by $2.2 million, or 8.0%, on a reported basis. This increase includes the impact of adverse currency movements of $0.1 million. On a functional currency at constant rate basis, Virtual Sports revenue increased by $2.3 million, or 8.5%. Growth in recurring revenue from Scheduled Online Virtuals of $4.3 million and Interactive of $3.3 million was partly offset by a $5.2 million decline in retail recurring revenue from the COVID-19 national shutdowns.

Virtual Sports Segment operating income. Cost of service increased by $0.8 million to $3.3 million, on a reported basis. There was de minimis impact from currency movements.

SG&A expenses decreased by $2.1 million on a reported basis, attributed to staff-related cost savings. There was de minimis impact from currency movements.

Depreciation and amortization increased by $0.2 million, to $4.3 million, on a reported basis. There was de minimis impact from currency movements.

Operating profit increased by $4.0 million to $17.5 million on a reported basis, which included an impact of $0.1 million from adverse currency movements. On a functional currency at constant rate basis, this represented an increase of $4.1 million, or 30.0%. This was primarily due to increased revenues and lower SG&A expenses.

Acquired Businesses Segment, Three Months ended September 30, 2020 compared to Three Months ended September 30, 2019

Acquired Businesses Segment, Key Performance Indicators

	For the Nine-Month Period ended
	Unaudited	Unaudited
	Sept 30,	Sept 30,	Variance
Acquired Businesses	2020	2019	2020 vs 2019
				%
Pub Digital Cat C Gaming Machines - Average installed base (# of terminals)	5,764	4,635	1,129	24.4%

Inspired Pubs Revenue per Digital Cat C Gaming Machine per week	£36.47	£64.86	£(28.39)	(43.8)%

Pub Analogue Digital Cat C Gaming Machines - Average installed base (# of terminals)	2,676	3,766	(1,089)	(28.9)%

Inspired Pubs Revenue per Analogue Cat C Gaming Machine per week	£21.18	£43.22	£(22.04)	(51.0)%

End of Period % of Digital Cat C Gaming Machines in Pub Market	69.7%	60.8%	8.9%

Total Leisure Parks Revenue (Gaming and Non Gaming) (£‘m)	£7.0	£21.2	£(14.2)	(66.9)%

AGC and MSA Gaming Machines - Average installed base (# of terminals)(1)	5,077	5,587	(510)	(9.1)%

Inspired AGC and MSA Revenue per Gaming Machine per week	£40.13	£65.85	£(25.73)	(39.1)%

(1)	Adult Gaming Centers and Motorway Service Area machines

Acquired Businesses segment, Nine Months ended September 30, 2020

For the Nine-
Acquired Businesses	Month Period
ended
Unaudited
Sept 30,
(In millions)	2020
Revenue:
Service	$45.6
Hardware	7.9
Total revenue	53.5

Cost of sales, excluding depreciation and amortization:

Cost of service	(9.2)
Cost of hardware	(6.8)
Total cost of sales	(16.0)

Selling, general and administrative expenses	(32.6)

Depreciation and amortization	(17.2)

Net operating Income (Loss)	$(12.3)

Exchange Rate - $ to £	1.29

Note: Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Acquired Businesses Segment Revenue

Acquired Businesses service revenue was $45.6 million for the nine months ended September 30, 2020, of which $13.9 million was generated from Pub customers for gaming machines and other rental products. The Company’s average installed base within the Pub business included 8,440 Category C gaming machines. Digital gaming machines accounted for 69.7% of the total Category C gaming machines at the end of the period, which was an increase from 60.8% at the end of the comparable period in 2019. Revenue per digital Cat C declined 43.8% year on year, reflecting the complete closure of the pub market during the second quarter and the continued restrictions currently in place due to COVID-19.

In addition, Acquired Businesses includes services to Leisure Parks, MSAs, AGCs and bowling alleys.  Leisure parks contributed $9.0 million in revenue, which was $18.3 million lower than the prior year, caused by the impact of COVID-19, as described above. Revenue from MSAs and AGCs was $10.3 million in the period and included 5,077 machines on a rental basis, generating an average of £40.13 per week, which was a reduction of 39.1% to the prior year.

Acquired Businesses hardware revenue was $7.9 million and includes the sale of 1,116 machines, which accounted for $5.3 million, as well as spare parts and repairs.

Acquired Businesses Segment Operating Income

Acquired Businesses operating income reflects cost of sales of $16.0 million (comprised of manufacturing costs, content royalties, spare parts, distribution costs, and certain gaming taxes), SG&A expenses of $32.6 million, which included staff and vehicle costs, facilities and service network costs, and depreciation and amortization of $17.2 million, reflecting capitalized game development and machine deployment levels. SG&A expenses for the period were impacted by furloughs of operations staff, effected to reflect the cessation of revenue from gaming operations due to the impact of the COVID-19 pandemic.

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

Reconciliation to Adjusted EBITDA

	For the Three-Month Period ended
	Unaudited	Unaudited
	Sept 30,	Sept 30,
(In millions)	2020	2019
Net loss	$0.3	$(8.5)

Items Relating to Discontinued Activities:
Pension charges (1)	0.2	0.1

Items outside the normal course of business:
Costs of group restructure (2)	0.4	0.5
Acquisition and integration related transaction expenses (3)	1.2	3.3
Stock-based compensation expense	1.1	2.2
Depreciation and amortization	14.0	8.3
Total other expense, net	7.9	2.7
Income tax	0.0	0.1
Adjusted EBITDA	$25.0	$8.7

Adjusted EBITDA	£19.5	£7.1

Exchange Rate - $ to £ (6)	1.29	1.23

	For the Nine-Month Period ended
	Unaudited	Unaudited
	September 30,	September 30,
(In millions)	2020	2019
Net loss	$(41.6)	$(24.2)

Items Relating to Discontinued Activities:
Pension charges (1)	0.5	0.4

Items outside the normal course of business:
Costs of group restructure (2)	0.8	3.1
Acquisition and integration related transaction expenses (3)	5.6	4.9
Impairment on interest in equity method investee(4)	0.7	--
Stock-based compensation expense	3.1	6.6
Depreciation and amortization	39.9	27.1
Total other expense, net(5)	27.9	13.3
Income tax	0.3	0.1
Adjusted EBITDA	$37.2	$31.3

Adjusted EBITDA	£29.0	£24.5

Exchange Rate - $ to £ (6)	1.28	1.28

Notes to table:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.

(2)	“Costs of group restructure” include redundancy costs, Payments In Lieu of Notice costs, any associated employer taxes and costs associated with onerous property leases. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs. These costs were primarily incurred in connection with the property consolidation.

(3)	Acquisition and integration related transaction expenses, Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(4)	In April 2020, the Company disposed of its 40% non-controlling equity interest in Innov8 Gaming Limited which resulted in the investment of $0.7 million being written off.

(5)	Excludes loss from equity method investee of $0.5 million.

(6)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Liquidity and Capital Resources

Nine Months ended September 30, 2020 compared to Nine Months ended September 30, 2019

	Nine Months ended		Variance
	Sept 30,	Sept 30,	2020
(in millions)	2020	2019	to 2019
Net loss	$(41.6)	$(24.2)	$(17.4)
Non-cash interest expense including amortization of fees	2.2	1.4	0.8
Change in fair value of derivative and earnout liabilities and stock-based compensation expense	3.8	6.1	(2.3)
Impairment expense	0.7	0.0	0.7
Foreign currency translation on senior bank debt and cross currency swaps	6.6	1.0	5.6
Depreciation and amortization (incl RoU assets)	42.6	27.1	15.5
Other net cash generated/(utilized) by operating activities	17.2	11.0	6.2
Net cash provided by operating activities	31.5	22.4	9.1

Net cash used in investing activities	(22.0)	(16.5)	(5.5)
Net cash generated by financing activities	5.4	9.0	(3.6)
Effect of exchange rates on cash	(0.1)	(1.3)	1.2
Net increase in cash and cash equivalents	$14.8	$13.6	$1.2

Net cash provided by operating activities. In the nine months ended September 30, 2020, net cash inflow provided by operating activities was $31.5 million, compared to a $22.4 million inflow in the prior year’s nine-month period, representing a $9.1 million increase in cash generation.

Non-cash interest expense increased by $0.8 million to $2.2 million. The current period’s non-cash interest expense related to amortization of debt fees incurred in relation to the business refinancing in October 2019. The prior year’s expense related to the amortization of debt fees incurred in relation to the business refinancing in August 2018.

Change in fair value of derivative and earnout liabilities and stock-based compensation expense reduced by $2.3 million, from an inflow of $6.1 million to an inflow of $3.8 million. Movements in the market value of the stock price resulted in a $2.3 million higher earnout inflow and a $2.9 million higher inflow relating to stock-based compensation expense in the nine months ended September 30, 2019. These were offset by a $3.5 million movement relating to cross-currency swaps. On March 25, 2019, the shares relating to the earnout liability were issued resulting in no further inflows or outflows after this date.

Foreign currency translation on senior bank debt and cross currency swaps following the refinancing on October 1, 2019 resulted in a gain in the nine months ended September 30, 2020 of $6.6 million as a result of the movement in exchange rates during the period, compared to a $1.0 million gain in the corresponding nine months of the prior year.

Depreciation, amortization and impairment increased by $15.5 million to $42.6 million with increases of $9.9 million in machine asset charges and $3.0 million in development costs and licenses following the acquisition of the Acquired Businesses on October 1, 2019. In addition, a $2.7 million charge has been incurred in the nine months ended September 30, 2020 relating to the amortization of Right of Use assets under ASC842. This standard was not applied to the prior periods.

Other net cash generated by operating activities increased by $6.2 million, to a $17.2 million inflow despite the significant impact in the current year of the COVID-19 pandemic. Timing in interest payments drove a $13.3 million benefit in other creditors which was partly offset by a $6.8 million adverse movement in accounts receivable. This impacts  strong performance which, since the acquisition of NTG in  October 2019 has a seasonal aspect with the low trading levels at the start of the year and peak trading (and hence increases in account receivable levels) throughout the second and third quarters.

Included within net cash provided by operating activities were $6.5 million of payments relating to transaction and integration expenses and $0.6 million of payments relating to restructuring costs. This compares to $1.4 million relating to transaction expenses and $2.5 million relating to restructuring costs in the prior year.

Net cash used in investing activities. Net cash used in investing activities increased by $5.5 million to $22.0 million in the nine months ended September 30, 2020. The increase was due to a $7.0 million higher spend on property and equipment following the acquisition of NTG  in October 2019, offset by a $1.5 million reduction in the spend on capitalized software as a direct consequence of the COVID-19 pandemic.

Net cash generated by financing activities. In the nine months ended September 30, 2020, net cash generated by financing activities was $5.4 million, compared to a $9.0 million inflow in the nine months ended September 30, 2019. An increase in the level of revolver drawn resulted in a $9.2 million inflow offset by a $3.1 million payment of lender fees associated with the changes made to the debt terms and covenant levels as a result of the COVID-19 pandemic and $0.7 million of finance lease payments. The prior year’s inflow was due to a $9.3 million increase in the level of revolver drawn offset by $0.3 million of finance lease payments.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of September 30, 2020, we had liquidity of $43.9 million in cash and cash equivalents plus a further $12.9 million of an undrawn revolver facility. This compares to $29.6 million of cash and cash equivalents as at September 30, 2019 plus a further $9.5 million of an undrawn revolver facility. We had a working capital inflow of $17.3 million for the nine months ended September 30, 2020, compared to an $11.0 million inflow for the nine months ended September 30, 2019. The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization and also with the seasonality evident in some of the companies purchased as part of the acquisition of NTG. In periods with minimal machine volumes and capital spend, our working capital is more stable. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are higher than typical and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Some of our business operations require cash to be held within the machines. As of September 30, 2020, $4.2 million of our $43.9 million of cash and cash equivalents were held as operational floats within the machines. In addition, a further $6.8 million of cash was held within restricted bank accounts.

Management currently believes that despite the reduced trading levels caused by the COVID-19 pandemic, the Company’s cash balances on hand, cash flows expected to be generated from operations, the refinancing of the business following the acquisition of the Novomatic UK’s Gaming Technology Group in October 2019 and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through November 2021.

Long Term and Other Debt

(In millions) (unaudited)	Sept 30, 2020		Sept 30, 2019
Cash held	£34.0	$43.9	£24.0	$29.6
Revolver drawn	(10.0)	(12.9)	(7.3)	(9.0)
Original principal senior debt	(230.9)	(297.6)	(113.6)	(140.0)
Cash interest accrued	(9.8)	(12.7)	(0.0)	(0.0)
Finance lease creditors	(0.7)	(0.9)	(0.1)	(0.1)
Total	£(216.9)	$(280.3)	£(97.0)	$(119.5)

On October 1, 2019, pursuant to the Share Purchase Agreement, dated as of June 11, 2019 (the “SPA”), by and between Inspired Gaming (UK) Limited, a subsidiary of the Company (the “Buyer”), and Novomatic UK Ltd., (the “Seller”), the Buyer completed its acquisition from the Seller of (i) all of the outstanding equity interests of each of (a) Astra Games Ltd, (b) Bell-Fruit Group Limited, (c) Gamestec Leisure Limited, (d) Harlequin Gaming Limited, and (e) Playnation Limited, and (ii) 40% of the outstanding equity interests of Innov8 Gaming Limited (“Innov8”, and the entities described in clauses (i) and (ii), together with certain of their subsidiaries, the “Acquired Companies” and the transactions contemplated by the SPA, the “Acquisition”).  The Acquired Companies comprised the Seller’s Gaming Technology Group (“NTG”).  The consideration for the Acquisition totaled approximately €104.6 million (USD $120.0 million) in cash.

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

The new term loans have a five-year duration and are repayable in full on October 1, 2024. The £140.0 million loan carries a cash interest rate of 7.25% plus 3-month LIBOR, the €90.0 million loan carries a cash interest rate of 6.75% plus a 3-month EUROLIBOR. The £20.0 million revolving credit facility is available until September 1, 2024 and carries a cash interest rate on any utilization at 5.50% plus 3-month LIBOR, with any unutilized amount carrying a cash interest cost at 30% of the applicable margin on the revolving credit facility loan. On April 6, 2020, the Company entered into an Extended Grace Period Letter Agreement amendment to the Senior Facilities Agreement that provided for, among other things, an increase in the applicable margin on the term loans and revolving credit facility of 100 basis points, as described in the notes to the financial statements – Note 4 Long Term and Other Debt. On June 25, 2020, the Extended Grace Period Letter Agreement amendment became effective with the increase in the applicable margin on the terms loans and revolving credit facility being backdated to April 1, 2020. In addition, the cash interest due on the term loans at this date was capitalized and also attracted interest at the increased margin levels.

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

In the prior year, the Company’s senior term and revolving facilities comprised with senior notes of $140.0 million and a revolving credit facility of £7.5 million (equivalent to approximately $9.7 million). The senior notes carried a cash interest rate of 9% plus 3-month LIBOR, and the revolving credit facility carried a cash interest rate on any utilization at 4% plus 3-month LIBOR, any unutilized amount carried a 1.4% cash interest cost. The Company had also entered into a three-year, fixed-rate, cross-currency swap. This debt and associated swaps were repaid on the refinancing following the acquisition of the Novomatic UK’s Gaming Technology Group in October 2019.

As of September 30, 2020, the Company had bank facilities of £165.8 million and €93.1 million (equivalent to approximately $323.5 million), consisting of senior term loan facilities of £145.8 million and €93.1 million (equivalent to $188.4 million and $109.2 million respectively) and a revolving credit facility of £20.0 million (equivalent to approximately $25.8 million). As of September 30, 2020, the £145.8 million term loan facility had a cash interest rate which was the equivalent of 8.97% per annum. The €93.1 million term loan facility had a cash interest rate at September 30, 2020 was the equivalent of 7.75% per annum. Both term loan facilities are scheduled to mature on October 1, 2024.

As of September 30, 2019, the Company had bank facilities of £121.1 million (equivalent to approximately $149.2 million), consisting of a senior term loan facility of £113.6 million (equivalent to $140.0 million) and a revolving credit facility of £7.5 million (equivalent to approximately $9.2 million). As of September 30, 2019, the term loan facility imposed a cash interest rate which was the equivalent of 11.33% per annum. Under the cross-currency swaps executed this was reduced to a rate of 10.87%.

As of September 30, 2020, the Company had aggregate borrowings under the revolving credit facility of £10.0 million (equivalent to $12.9 million). As of September 30, 2020, the revolving credit facility imposed a cash interest rate of6.55% per annum. In addition, a commitment fee was payable with respect to unutilized borrowing capacity at a rate of 1.95% per annum. The revolving credit facility is scheduled to mature on September 1, 2024.

As of September 30, 2019, the Company had aggregate borrowings under the revolving credit facility of £7.3 million (equivalent to $9.0 million). As of September 30, 2019, the revolving credit facility imposed a cash interest rate of 4.70% per annum. In addition, a commitment fee was payable with respect to unutilized borrowing capacity at a rate of 1.40% per annum. This facility was terminated at the time of the refinancing on October 1, 2019.

Debt issuance fees were capitalized at the time the debt was issued, with further lender debt fees capitalized on June 25, 2020 as part of the Extended Grace Period Letter Agreement becoming effective. As of September 30, 2020, the amount of debt issuance fees capitalized was $19.5 million, including $12.2 million of original issue discount and $2.3 million of structuring fees with the remainder being professional fees incurred from the refinancing. Of the total debt issuance fees capitalized, $3.4 million had been charged by September 30, 2020.

Debt Covenants

Under our debt facilities in place as of September 30, 2020 we are subject to covenant testing at quarterly intervals. The covenant testing is set at the level of Inspired Entertainment Inc., the ultimate holding company, and consists of a test on Leverage (Consolidated Total Net Debt/Consolidated Pro Forma EBITDA) and a test on the level of capital expenditure. These are measured under U.S. GAAP. Leverage is to be tested at quarterly intervals commencing for the period ending June 30, 2020 and capital expenditure is tested annually commencing on December 31, 2019.

Prior to reaching our first leverage covenant test on June 30, 2020, the covenants were reset as a direct result of the COVID-19 pandemic and subsequent loss of trading as a result of government lockdowns in many key trading countries around the world. Formal agreement of the revised covenants was achieved on June 25, 2020.

Under our debt facilities in place as of September 30, 2019, we were subject to covenant testing at quarterly intervals. The covenant testing is set at the level of Inspired Entertainment Inc., the ultimate holding company, and consists of a test on Leverage (Consolidated Total Debt/Consolidated Adjusted EBITDA) and a test of the Fixed Charge Coverage Ratio (Net Cash Provided by Operating Activities/Calculation of Consolidated Fixed Charges). These are measured under U.S. GAAP. In addition to the quarterly tests, there was the requirement that the minimum liquidity not be less than $5.0 million. With the refinancing of the Company on October 1, 2019, these tests were replaced by a revised set of covenant tests.

There were no breaches of the debt covenants in the periods ended September 30, 2020 and September 30, 2019.

Liens and Encumbrances

As of September 30, 2020, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Contractual Obligations

As of September 30, 2020, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in millions)	Total	1 yr	1-3 years	3-5 years	5 yrs
Operating activities
Interest on long term debt	$114.6	$31.6	$51.0	$32.9	$-

Financing activities
Revolver repayment	13.0	13.0	-	-	-
Senior bank debt - principal repayment	297.6	-	-	297.6	-
Finance lease payments	0.9	0.6	0.3	-	-
Operating lease payments	12.1	3.1	4.1	2.4	2.5
Interest on non-utilisation fees	2.1	0.4	1.0	0.7	-
Total	$440.3	$48.7	$56.4	$332.7	$2.5

Off-Balance Sheet Arrangements

As of September 30, 2020, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

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

Interest Rate Risk

We have external borrowings that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2020, we had £145.8 million ($188.4 million) and €93.1 million ($109.2 million) of senior bank debt that is subject to a floating interest rate charge that can vary with the 3-month LIBOR and the 3-month EUROLIBOR rates. If the floating interest rates increased by 1%, the additional interest charge would be approximately $2.2 million. If the floating interest rates increased by 5%, the additional interest charge would be approximately $10.8 million.

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

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net liabilities total approximately $92.5 million and our US Dollar functional currency net assets total approximately $1.1 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of September 30, 2020 would result in translation adjustments of approximately $7.9 million and $0.1 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained earnings earned in Euros and in US Dollars in the period ended September 30, 2020 were €0.8 million and a loss of $8.3 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of September 30, 2020 would result in translation adjustments of approximately $0.1 million and $0.8 million, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results by approximately $3.1 million and would result in translation adjustments of approximately $0.1 million, recorded in other comprehensive loss.

For further information regarding the new external borrowings, see Note 4 to the Consolidated Financial Statements, “Long Term and Other Debt”.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2020 due to the material weakness described in Item 9A of the Annual Report on Form 10-K filed with the SEC on March 30, 2020. Management has implemented additional controls designed to remediate this material weakness; however, these controls have not operated effectively over a sufficient period of time in order to conclude that the material weakness has been fully remediated.

Notwithstanding the identified material weakness and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2020, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial position and results of operations.

The ongoing coronavirus (COVID-19) pandemic is adversely affecting our business.

Our business has been, and continues to be, affected by the rapidly expanding coronavirus (COVID-19) pandemic. Our ability to offer land-based gaming generally has been affected by the closures of all venues that offer gaming in the jurisdictions in which we operate. Although such closures were largely been lifted, we are now experiencing a “second wave” of COVID-19 and experiencing further full and partial closures of venues in areas in which we operate which may continue to partially or completely reoccur in during future increases or spikes in the number of COVID-19 cases in areas in which we operate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1(a)	Second Amended and Restated Certificate of Incorporation of Inspired Entertainment, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.
3.1(b)	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated August 13, 2020, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 14, 2020.
10.1#	Employment Agreement, dated as of October 9, 2020, by and between the Company and A. Lorne Weil (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 9, 2020).
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: November 12, 2020	/s/ A. Lorne Weil
	Name:	A. Lorne Weil
	Title:	Executive Chairman
(Principal Executive Officer)

Date: November 12, 2020	/s/ Stewart F.B. Baker
	Name:	Stewart F.B. Baker
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)