Form 10-K
period 2020-12-31
Inspired Entertainment, Inc.
filed 2021-03-29
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, other than shares held by persons who may be deemed to be affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $25.9 million. For the purpose of this disclosure, executive officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant.

As of March 22, 2021, there were 23,218,323 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2021 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2020. If such proxy statement is not filed on or before April 30, 2021, the information called for by Part III will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

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

Our forward-looking statements reflect our current expectations about our future results, performance, liquidity, financial condition, prospects and opportunities, and are based upon information currently available to us, our interpretation of what we believe to be significant factors affecting our business and many assumptions regarding future events. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, our forward-looking statements. This could occur as a result of various risks and uncertainties, including the following:

●	the persistence of the ongoing global coronavirus (COVID-19) pandemic on our business with respect to the potential duration and frequency of the various Government-ordered emergency measures including travel restrictions, social distancing and/or shelter in place orders and closure of retail and leisure, resurgences in various regions and appearances of new variants requiring ongoing reinstitution of such Government-ordered emergency measures;

●	government regulation of our industries;

●	our ability to compete effectively in our industries;

●	the effect of evolving technology on our business;

●	our ability to renew long-term contracts and retain customers, and secure new contracts and customers;

●	our ability to maintain relationships with suppliers;

●	our ability to protect our intellectual property;

●	our ability to protect our business against cybersecurity threats;

●	our ability to successfully grow by acquisition as well as organically;

●	fluctuations due to seasonality;

●	our ability to attract and retain key members of our management team;

●	our need for working capital;

●	our ability to secure capital for growth and expansion;

●	changing consumer, technology and other trends in our industries;

●	our ability to successfully operate across multiple jurisdictions and markets around the world;

●	changes in local, regional and global economic and political conditions; and

●	other factors.

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

ii

PART I

ITEM 1. BUSINESS.

Recent Developments

On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic. From mid-March to mid-June, the Company’s retail venues were closed in the UK, Italy and Greece owing to government-mandated shutdowns.

The venues in which the Company operates in the UK consist mainly of licensed betting offices and motorway service areas which are treated by the UK Government as “non-essential retail” for restriction purposes and pubs, holiday parks, bingo, casinos and bowling alleys which are treated as “leisure venues”. At all times, the leisure venues are the last venues to have restrictions eased.

Between Mid-June and the end of October, non-essential retail venues began to open again (with leisure venues following in early July) but in the UK were subject to national tier systems and curfew restrictions which meant different parts of the UK were subject to some retail venue closures or were subject to restricted opening hours and/or dwell times. In Greece and Italy, the venues in which the Company operates were all re-opened by mid-June.

At the end of October 2020, the UK and Italian Governments imposed another national lockdown closing all retail venues, with a full lockdown in Greece following at the beginning of November. In Italy this lockdown remains in place. In the UK, the month of December saw a return to the tier system (with a new tier across some regions which was equivalent to lockdown with all venues closed) but another national lockdown was imposed at the beginning of January that remains in place. In Greece, for certain venues the lockdown has remained since November and others are subject to curfews and regional lockdowns.

This affected the retail part of our Virtual Sports business segment and our Leisure and Gaming business segments leaving only our Interactive business segment being able to operate at full capacity for the full year. More information about the effect of the COVID-19 pandemic on our business can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Governments in certain of the jurisdictions in which our land-based customers operate have provided guidance as to the potential timing for reopening land-based venues in such jurisdictions. As of March 25, 2021, in the United Kingdom, licensed betting offices, pubs and holiday parks may be permitted reopen, subject to certain operating restrictions, by April 12, 2021. We currently anticipate the reopening of land-based venues in Greece and Italy to occur during the second quarter of 2021.

In response to the COVID-19 disruptions, since the first quarter of 2020, we have taken a series of actions to preserve capital and protect the long-term needs of our businesses, including cutting discretionary spending, significantly reducing capital expenditures, freezing non-essential hiring, furloughing a large percentage of our employees and implementing scaled reductions to salary levels of remaining employees. These initiatives enabled the Company to temporarily reduce expenses by over $30 million during the year ended December 31, 2020 compared to the year ended December 31, 2019, pro forma for the NTG Acquisition. Furthermore, we realized over $10.5 million of incremental expense reduction from synergies related to the NTG Acquisition in 2020 compared to 2019 on a pro forma basis. We expect to realize approximately $17 million of incremental expense savings from synergies on an annualized basis in 2021 compared to 2019 on a pro forma basis.

Overview

We are a global gaming technology company, supplying content, platform and other products and services to online and land-based regulated lottery, betting and gaming operators worldwide through a broad range of distribution channels, predominantly on a business-to-business basis. We provide end-to-end digital gaming solutions (i) on our own proprietary and secure network, which accommodates a wide range of devices, including land-based gaming machine terminals, mobile devices and online computer applications and (ii) through third party networks. Our content and other products can be found through the consumer-facing portals of our interactive customers and, through our land-based customers, in licensed betting offices, adult gaming centers, pubs, bingo halls, airports, motorway service areas and leisure parks.

Our customer base includes regulated operators of lotteries, licensed sports bookmakers, gaming and bingo halls, casinos and regulated online operators, adult gaming centers, pubs, holiday parks, and motorway service areas. Some of our key customers include William Hill, SNAI, Sisal, Lottomatica, Betfred, Paddy Power, Betfair, Genting, bet365, Sky Bet, Fortuna, the Greek Organisation of Football Prognostics S.A. (OPAP S.A.), Entain Plc, the Pennsylvania Lottery, Bourne Leisure, Greentube, Stonegate, Mitchells & Butler, Marstons PLC, Greene King, JD Wetherspoon PLC, Parkdean Resort, Centre Parcs Resorts and Novomatic. Geographically, 70% of our revenues (excluding VAT-related revenue) for the year ended December 31, 2020 were generated from our UK operations, with the remainder generated from Italy, Greece and the rest of the world. Our products are designed to operate within applicable gaming and lottery regulations and our customers are regulated gaming or lottery operators or are otherwise licensed to operate our products.

We conduct business across different jurisdictions of which Great Britain, Italy and Greece have historically contributed the most significant recurring revenues. We are licensed or certified (as applicable) by the Gambling Commission in the United Kingdom, and by the Hellenic Gaming Commission in Greece, and registered with L’Agenzia delle dogane e dei Monopoli (“ADM”) in Italy. We are licensed by regulators in other jurisdictions such as the Malta Gaming Authority, Licensing Authority of Gibraltar, the Alderney Gambling Control Commission, the Belgian Commission, Autorité Des Marchés Financiers (Quebec) and we hold licenses with the states of New Jersey, Illinois, Saskatchewan, Michigan and West Virginia. We are currently in the process of applying, or planning to apply, for licensure in additional North American jurisdictions, where we expect to benefit from any future market growth.

We are headquartered in the United States, with principal operating facilities located in the United Kingdom, India and Italy. On October 1, 2019, the Company acquired Gaming Technology Group of Novomatic UK Ltd., a division of Novomatic Group, an international supplier of gaming equipment and solutions (the “NTG Acquisition”). As of December 31, 2020, we had approximately 1,500 employees but approximately 1,100 were on furlough or flexi-furlough. We generated total revenue of $199.8 million and Adjusted EBITDA of $72.1 million for the year ended December 31, 2020, despite our business being materially impacted by the COVID-19 global pandemic. For the year ended December 31, 2019 (our last full year prior to COVID-19 impacting our business), we generated total revenue of $153.4 million and Adjusted EBITDA of $49.0 million. The 2019 results included the effect of the NTG Acquisition for only three months, and the 2020 results include $42.2 million of VAT-related revenue and $1.2 million of VAT-related costs.

The Company is publicly listed on the NASDAQ and had an equity market capitalization of approximately $151.7 million as of December 31, 2020 (based upon a closing stock price of $6.58 on that date).

Certain product and company names referred to herein are trademarks™ or registered® trademarks of their respective holders.

Our Products

Historically, we operated our business in two business segments: Virtual Sports (which included Interactive) and Server Based Gaming. Following the NTG Acquisition, we re-aligned our business segments and now operate in four business segments: Gaming, Virtual Sports, Interactive and Leisure, as further described below.

Gaming Segment

Our Gaming segment supplies gaming terminals as well as gaming software and games for the terminals provided to betting offices, casinos, gaming halls and high street adult gaming centers. It utilizes our Server Based Gaming (“SBG”) technology to supply products to our customers’ global land-based gaming venues. SBG products offer an extensive portfolio of games through digital terminals. Our games are currently deployed through more than 31,500 digital terminals. Because our SBG products are fully digital, they interact with a central server and are provided on a “distributed” basis, which allows us to access a wide geographic footprint through internet and proprietary networks.

Our SBG game portfolio includes a broad selection of popular omni-channel slots titles including the CenturionTM game family and Super Hot FruitsTM (featuring the Sizzling Hot SpinsTM game family). These games offer customers a wide range of volatilities, return-to-player and other special features, which we collectively refer to as “game math.” We also offer a range of more traditional casino games through our SBG network, such as roulette, blackjack and numbers games.

We distribute games to devices through different game management systems (“GMS”), each tailored to a specific operator or sector. Our CORETM  GMS is designed for distributed street-gaming sectors and uses Inspired cabinets in combination with gaming content from Inspired, as well as a wide portfolio of content from independent game developers. CORE-CONNECT is our American Gaming Association G2S standard-based VLT GMS, currently deployed in the Greek VLT sector and North America. Our SBG products comply with all requirements in the UK (B2/B3), Italy (’6B), Greece (G2S) and Illinois (G2S).

Our SBG terminals in the United Kingdom account for a material portion of all SBG terminal placements, and we offer over 100 games for play across this portfolio. We are also a material supplier to customers in Greece and Italy. Over the past two years, we have grown our business in North America where we have sold products in Illinois and to the Western Canada Lottery Corporation. We offer SBG terminals such as the Flex4k curved screen, EclipseTM, ValorTM, OptimusTM, BlazeTM and Sabre HydraTM , each offering a different size terminal, graphics, technology and price proposition.

As of December 31, 2020, we had a total installed base of 31,515 units, which were operated primarily under participation-based contracts. We generate revenue by participating, typically as a function of gross revenue from each machine, in a percentage of volumes generated by these machines. Because we participate in our customers’ revenues under such contracts, we are aligned with our customers in benefitting from the introduction of our new content, which can drive growth of the win per unit per day of our installed base. Additionally, we earn revenue through the sale of units, as well as receiving a fixed daily fee for some of our installed units. During 2019, we sold 2,521 machines (6,362 on a pro forma basis for the NTG Acquisition) and during 2020 we sold 2,227 machines despite many of our customers having operations which were closed for a portion of 2020. Our average sale price decreased by approximately 2% in 2020 as compared to 2019 on an actual basis and increased by approximately 21% on a pro forma basis for the NTG Acquisition. With our participation-driven business model, approximately 97% of service revenue for our Gaming segment was recurring in nature in 2020 (excluding $42.2 million of VAT-related revenue) and derived under long-term contracts. We have successfully renewed all of our key Gaming contracts expiring over the last three years.

For the year ended December 31, 2020, our Gaming segment generated revenue and Adjusted EBITDA of $110.5 million and $57.9 million, respectively, as compared to the year ended December 31, 2019, during which we generated $91.5 million and $32.8 million in revenue and Adjusted EBITDA, respectively. Pro forma for the NTG Acquisition, our Gaming segment generated approximately $117.8 million in revenue in 2019. We believe the COVID-19 global pandemic impacted this segment during the year ended December 31, 2020 due primarily to government-imposed lockdowns that forced our land-based customers to close during certain periods. Currently, based on the most recently available guidance from the jurisdictions in which our customers operate, we expect these customers to begin reopening during the second quarter of 2021, subject to applicable government directives. The 2019 results included only three months of results following the NTG Acquisition, and the 2020 results include $42.2 million of VAT-related revenue and $1.2 million of VAT-related costs.

 Virtual Sports Segment

Our Virtual Sports business designs, develops, markets and distributes ultra-high-definition games that create an always-on sports wagering experience in betting shops, other locations and online. Our Virtual Sports product comprises a complex software and networking package that provides fixed odds wagering on an ultra-high definition computer rendering of a simulated sporting event, such as soccer, football or basketball. Players can bet on the simulated sporting event, in both a streaming and on-demand environment, overcoming the relative infrequency of live sporting events. We have developed this product using an award-winning TV and film graphics team with advanced motion capture techniques.

We believe we are one of the most innovative suppliers of Virtual Sports gaming products in the world. We offer a wide range of sports and numbers games to more than 44,000 land-based channels as well as through various online websites. Our products are installed in over 35 gaming jurisdictions worldwide, including the UK, Italy, Greece, Morocco, and the U.S.

        Our Virtual Sports game portfolio includes titles such as V-Play Soccer, V-Play Football, V-Play Basketball, Virtual Grand National and V-Play NFLA, as well as greyhounds, other horse racing products, tennis, motor racing, cycling, cricket, speedway, golf and darts. We have also licensed the use of images of certain sports brands in our games, including with the NFL Alumni. We also entered into a partnership with the UK Jockey Club to create the Virtual Grand National, which has aired on live UK television since 2017.

Our customers are many of the largest operators in lottery, gaming and betting worldwide. We are contracted to supply Virtual Sports to mobile and online operators in the United Kingdom, the U.S. states of Nevada, Pennsylvania and New Jersey; Gibraltar and other regulated EU sectors, including Italy, Greece and Poland; and other jurisdictions such as Turkey and Morocco. Virtual Sports can be adapted to function in sports betting, lottery, or gaming environments and is therefore available to a wide range of customers in both public and private implementations.

The Virtual Sports events are capable of being offered to millions of our customers’ customers, through land-based, online and mobile platforms, many of them available 24 hours per day, 7 days per week, and often concurrently within the same location or interactive platform. We have multiple hosting solutions capable of fulfilling the product delivery needs of our customers including our proprietary Virtual Plug and Play end to end online and mobile turnkey solutions. In addition, a cloud-based solution is available to customers who require an XML sportsbook integration that is fully hosted and operated by Inspired.

Our Virtual Sports products are typically offered to operators on a participation basis, whereby we receive a portion of the gaming revenues generated, plus an upfront software license fee. With our participation-driven business model, our Virtual Sports segment produces approximately 94% of total revenue on a recurring basis under long-term contracts for which our standard term is three years in duration. We have successfully renewed all of our key Virtual Sports contracts expiring over the last three years.

For the year ended December 31, 2020, our Virtual Sports segment generated revenue and Adjusted EBITDA of $32.4 million and $25.1 million, respectively, as compared to the year ended December 31 2019, during which we generated $33.4 million and $25.2 million in revenue and Adjusted EBITDA, respectively. Retail revenue for our Virtual Sports segment decreased from $20.7 million in 2019 to $12.2 million in 2020 driven primarily by COVID-19 closures, while Scheduled Online Virtuals revenue increased from $12.8 million to $20.2 million, or 58.2%, during the same period. We believe the COVID-19 global pandemic impacted retail revenue for this segment during the year ended December 31, 2020 due primarily to government-imposed lockdowns which forced our retail customers to close during certain periods. Currently, we expect these retail customers to begin reopening during the second quarter of 2021, subject to applicable government directives. We believe that the COVID-19 global pandemic accelerated the market adoption of Virtual Sports through online channels, which enabled us to benefit from market trends in this business during a period in which our land-based customers were not operating due to government-imposed lockdowns.

Interactive Segment

Our Interactive business uses offerings from our Gaming and Virtual Sports segments, as well as interactive-only content, via remote gaming servers to allow online gaming operators to use our games and content online and on mobile devices worldwide. Our interactive content includes a wide range of premium random number generated casino content from feature-rich bonus games to European-style casino free spins and table games incorporating well-known first and third-party brands including 20p RouletteTM, Jagr’s Super SlotTM, Super Hot FruitsTM and Reel King MegawaysTM. Inspired releases several new titles per month and new games can be seamlessly deployed to the full estate of operators and aggregators through its proprietary Virgo RGS™. Games are available on over 100 websites across much of regulated Europe including the UK, Gibraltar, Malta, Spain, Sweden, Italy, Germany, Greece and Belgium as well as in New Jersey. We expect to next go live in Michigan and West Virginia.

Inspired’s Virgo RGS™ is integrated with a number of best known casino brands, including William Hill, Entain, bet365, Flutter, 888, Kindred, Gamesys, BetFred, Rank, Leo Vegas, OPAP and Stoiximan. We are also now live with six North American operators: Bet MGM, Draft Kings, Caesars, Resorts, Mohegan, Unibet and Golden Nugget and with Loto Quebec in Canada.

Our Interactive products are typically offered to operators on a participation basis, whereby we receive a percentage of total amount of stakes wagered or a percentage of net gaming revenue. For the year ended December 31, 2020, our Interactive segment generated revenue and Adjusted EBITDA of $13.3 million and $7.5 million, respectively. These levels represented growth of 181%, or $8.6 million, and $7.5 million, respectively, compared to the year ended December 31, 2019, but the 2019 results only included three months of results following the NTG Acquisition. Pro forma for the NTG Acquisition, our Interactive segment generated $7.3 million in revenue in 2019. 2020 Interactive revenue therefore represented growth of 82%, or $6.0 million, compared to 2019 pro forma for the NTG Acquisition. With our participation-driven business model, approximately 99% of revenue for our Interactive segment is recurring in nature and derived under long-term contracts for which our standard term is three years in duration. We have successfully renewed all of our key Interactive contracts expiring over the last three years. We believe the COVID-19 global pandemic accelerated the market adoption of interactive gaming by end-users, and that our EBITDA margins in this segment will expand as our revenue grows due to the low variable costs we expect to incur on incremental revenue, versus our existing base of revenue.

Leisure Segment

We are a supplier of gaming terminals and amusement machines to the Leisure and Hospitality sectors and one of the largest operators of “pay to play” gaming terminals and amusement machines in the UK. As of December 31, 2020, we supplied and operated over 11,600 gaming terminals and 6,000 pool tables, prize vending and jukeboxes located in pubs, bingo halls, and adult gaming centers. We also service approximately 2,200 terminals under maintenance only contracts. The increasing majority of gaming terminals we operate are server based, allowing us to distribute content supplied by our “in house” design studios as well as some of the most popular content titles from our strategic partners. We also manufacture and sell analog machines.

In addition, we also supply and operate approximately 9,300 amusement machines and 2,200 gaming terminals in family entertainment centers located in holiday parks, bowling centers and other entertainment venues. These include virtual reality simulators and arcade games, redemption and skill with prize games, basketball, air hockey and cue sports. Commercial arrangements are typically structured as either revenue participations or rental agreements.

Our customers in this segment include the vast majority of recognizable brands that participate in the geographies and sectors in which we operate. These customers include large pub operators JD Wetherspoons, Stonegate Pub Company, Marstons PLC, Greene King, Mitchells and Butler, Punch Taverns, Whitbread and Star Pubs and Bars (Heineken). In the Bingo sector, we supply gaming terminals and services to Buzz Bingo and Mecca. We supply gaming terminals and services to transport hub operators, Moto and Welcome Break and major airports including Heathrow. We also operate our own adult gaming centers under the Quicksilver brand in Extra Motorway Services. We have joint venture agreements with holiday park operators Parkdean Resorts and Bourne Leisure across their Haven, Butlins and Warner Hotels brands, where we supply machines and trained staff to manage and operate family entertainment centers.

Overall, our Leisure segment had, as of December 31, 2020, an installed base of over 16,000 gaming terminals, which were operated primarily under participation-based contracts. We generate revenue by participating, typically as a function of gross revenue from each machine, in a percentage of volumes generated by these machines. Because we participate in our customers’ revenues under such contracts, we are aligned with our customers in benefitting from the introduction of our new content, which can drive growth in the win per unit per day of our installed base. Additionally, we earn revenue through the sale of units, as well as a fixed daily fee for certain of our installed units. With our participation-driven business model, approximately 94% of revenue for our Leisure segment is recurring in nature and derived under long-term contracts. Since the NTG Acquisition, we have successfully renewed all of our key Leisure contracts expiring over the last three years.

For the year ended December 31, 2020, our Leisure segment generated revenue and Adjusted EBITDA of $43.6 million and $1.3 million, respectively, as compared to the year ended December 31, 2019 during which we generated $23.8 million and $6.2 million in revenue and Adjusted EBITDA, respectively, but the 2019 results only included three months of results following the NTG Acquisition. Pro forma for the NTG Acquisition, our Leisure segment generated approximately $97.5 million in revenue in 2019. We believe the COVID-19 global pandemic impacted this segment during the year ended December 31, 2020 due primarily to government-imposed lockdowns, which forced our land-based customers to close during certain periods. Currently, based on the most recently available guidance from the jurisdictions in which our customers operate, we expect these customers to begin reopening during the second quarter of 2021, subject to applicable government directives.

Our Competitive Strengths

We believe key factors that give us a competitive advantage over other players in the gaming technology space include:

Established presence across multiple Product Verticals

We have a substantial installed base across each of our product verticals, including over 31,500 digital terminals in the Gaming segment located across key jurisdictions in the United Kingdom, Greece, Italy and South America; with approximately 14,000 terminals installed in UK Licensed Betting Offices and approximately 8,500 installed in Greek video lottery terminals (“VLTs”). In our Leisure segment, we supply and operate an installed base of approximately 14,000 gaming terminals (including approximately 2,200 terminals under maintenance only contracts) and 6,000 pool tables, prize vending and jukeboxes to pubs, bingo halls and adult gaming centers. In addition, we also supply and operate approximately 9,300 amusement machines and 2,200 gaming terminals in family entertainment centers located in holiday parks, bowling centers and other entertainment venues. We have award winning content and products in our Virtual Sports segment, which offers a wide range of sports and numbers games through more than 44,000 land-based channels as well as through various online channels. Our Virtual Sports gaming products are installed in approximately 35 gaming jurisdictions worldwide, including the United Kingdom, Italy, Greece, Morocco and the United States, our customers being many of the largest operators of lottery, gaming, and betting operations worldwide. Additionally, our Interactive segment provides a wide range of premium iGaming content to large operators primarily located in the United Kingdom, Italy, Greece and North America, as well as several other countries across Europe through over 100 websites.

Highly Diversified Business Underpinned by Longstanding Customer Relationships

We operate in several business segments and geographic locations that provide us a diversified revenue and cash flow stream that has proven to be resilient under various economic environments. While our Gaming segment represents over 50% of our historical revenue base over the last three years, our Virtual Sports and Interactive segments represent substantial growth opportunities as demonstrated by recent trends, including during the COVID-19 global pandemic, which are expected to continue to diversify our business. Additionally, we continue to expand in high growth markets, such as North America, which are expected to drive further geographic diversification across business segments. We have over 600 customers, including major lottery, sports betting and gaming operators (both interactive and location-based) within regulated sectors worldwide. Many of our customer relationships in the UK and European sectors are long-standing and in excess of 10 years. The NTG Acquisition further diversified our customer base. For the year ended December 31, 2020, our largest customer represented approximately 11% of our revenue (excluding VAT-related revenue). We expect that our diverse customer base will afford us opportunities to sell incremental products to certain of these customers in the future.

Substantial Recurring Revenue Supported by Long-Term Participation-Based Contracts

We believe our robust recurring revenue business model will drive our performance and free cash flow generation. For the year ended December 31, 2020, our recurring revenue, which included revenue generated from participation-based contracts and licensing arrangements, represented approximately 67% of total revenue (84% excluding VAT-related revenue), as compared to 83% for the year ended December 31, 2019. We believe our large installed base and participation-driven business model will result in immediate revenue generation once retail venues reopen in the various jurisdictions in which our land-based customers operate. Additionally, our content and products, which are provided primarily pursuant to long-term contracts, are essential to generating revenue for our customers and satisfying the demand of our end users. Our long-term contracts typically have an initial duration of three to five years depending on the business segment and the customer and, over the last three years, we have successfully renewed all expiring contracts with key customers in our Gaming, Virtual Sports and Interactive segments, and have successfully renewed all expiring contracts with key customers in our Leisure segment since the NTG Acquisition.

Proprietary Technology and Track-Record of Strong Content Development

We are dedicated to being at the forefront of our industry in terms of technology and innovation. We combine complementary expertise in technology and operations, positioning us as a provider of superior technical solutions. As of December 31, 2020, we held approximately 15 patents and approximately 200 trademarks worldwide. We focus our product development efforts on emerging technology trends, utilizing a combination of customer research, design experience and engineering excellence. We are committed to developing innovative products for our customers and are focused on improving player entertainment and customer profitability.

We believe convergence trends in the gaming industry emphasize the importance of proprietary content, including licensed content. Such content is needed to successfully promote a compelling game offering across multiple platforms and to develop distinctive products for operator-clients. Our proprietary content drives engagement across gaming platforms. Our full suite of high-quality gaming products, services and multichannel distribution capabilities, extensive traditional content library, sizeable installed gaming machine base and deep relationships with operator-customers help make us an attractive partner for potential licensors of branded content.

Our Interactive business has expanded rapidly, with revenue growing at an approximate compound annual growth rate of 103% on a functional currency at constant rate basis between 2018 and 2020. We believe this growth has been driven by our content library of over 106 slot machine games, many of which have not been extensively distributed previously to interactive operators. Many of our recent game launches, including Maximus Gold CashTM, Rainbow CashpotsTM, and Mighty Hot WildsTM (a consistent top performer in the Greek sector), have been omni-channel, offering a premium player experience across multiple platforms.

Inspired’s award-winning Virtual Sports products offer a wide range of betting markets and what we consider to be superior graphics. Our Virtual Sports revenue has been growing fast and has achieved high Adjusted EBITDA margins, while providing an attractive recurring-revenue base. Additionally, this business has benefitted from recent trends, including during the COVID-19 global pandemic, toward online gaming.

Attractive Economic Model to Drive Strong Performance Post COVID-19

Due to our comprehensive COVID-19 mitigation plan and the strength of our Virtual Sports and Interactive businesses, we were able to return to revenue growth in the quarter ended September 30, 2020 as compared to the prior year period, following the initial COVID-19 lockdowns in Europe. This was partly attributable to the fact that the NTG Acquisition was completed in October of 2019 and thus the results of operations of the acquired entities were reflected in our consolidated results for the quarter ended September 30, 2020 but not the prior year period. Overall, our business generated $25.0 million and $34.9 million of Adjusted EBITDA in the third and fourth quarters of 2020 respectively, representing a year-over-year growth rate of 97% and 185%, respectively. More specifically, during October 2020, when our business was closest to being fully operational, we generated Adjusted EBITDA of $6.4 million which represented year-over-year growth of approximately 22%, with strong margin improvement. We were able to achieve such results despite operating under several governmental restrictions, such as pub curfews and the introduction of a tiered system of UK closures, which we believe did not allow our business to reach its full potential despite our demonstrated growth. We believe we are well positioned to capitalize on significant pent-up demand from end users upon a full reopening of the respective jurisdictions in which we operate. As a result, we expect to generate meaningful free cash flow given our improved cost structure, synergies expected to be realized from the NTG Acquisition and reduced capital expenditure requirements.

Positioned To Benefit From Key Market Trends

With our proprietary digital gaming platform and content comprising an end-to-end product offering and our multi-channel capabilities and robust relationships across the client spectrum, we believe we are well-positioned to benefit from emerging gaming sector trends, including growth stimulated by liberalization of government gaming regulations, the emergence of multi-channel offerings and the increasing importance of proprietary content.

Our multi-channel offerings are well-positioned to benefit from the increased prevalence of smart phones and tablets and the legalization of online gaming in certain parts of the United States, Canada and other jurisdictions. Such jurisdictions have provided new growth opportunities for gaming and lottery operators through the introduction of new channels and portals for delivering games to customers. This supplements the existing broad-based online gambling market across Europe. Our multi-channel solutions and customer relationship management capabilities position us to take advantage of new opportunities to extend our gaming solutions across different channels for our customers to reach new players, expand the player demographic base and access players wherever they are whenever they want to play. Our technology extends play for existing players and has the capability to reach new player segments. This and other technology help position us for future online real-money gaming opportunities by offering play-for-fun online gaming options in jurisdictions where online real-money gaming may be legalized in the future.

Government initiatives, such as the legalization of casino operations in new jurisdictions, increases in the number of casinos allowed to operate in a given jurisdiction and the legalization of new products, have helped stimulate growth in the gaming market. In the United States, legislative change has led to an increase in the legalization of sports betting. As of December 31, 2020, 21 U.S. states and the District of Columbia have legalized sports betting. Some of these states began offering sports betting in 2020 and others are expected to begin offering sports betting in 2021.

Experienced Management Team

Our seasoned management team is led by our Executive Chairman, Lorne Weil, who is known as a gaming industry innovator and whose past leadership includes growing a diversified global gaming technology company both organically and through extensive acquisitions and joint ventures further bolstering the business. Other members of the Company’s Office of the Executive Chairman (the “OEC”) are our President and Chief Operating Officer, Brooks H. Pierce; our Executive Vice President and Chief Strategy Officer, Daniel B. Silvers; our Executive Vice President and Chief Financial Officer, Stewart F.B. Baker; and our General Counsel, Carys Damon. The OEC executes the day-to-day management of the Company. Our management team has broad and deep experience in the gaming industry, working with lotteries, casino operators, betting platforms, and online operators. The members of the OEC have, on average, decades of experience in the gaming industry, including relationships with customers around the world, helping them build and sustain revenue growth. In addition, the members of the OEC have centered their careers on identifying, acquiring and integrating, through the implementation of value creation initiatives, complementary businesses.

Our Strategy

We seek to deliver innovative and differentiated products that provide value to our customers and exciting experiences to their players in multiple jurisdictions throughout the world while achieving long-term growth in revenues, profit and cash flow. We place great emphasis on developing creative solutions, in terms of game content and play that deliver and sustain superior performance through operators across interactive and location-based channels. Our technology often allows us to update our games and operating software remotely, keeping pace with evolving requirements in game play, security, technology and regulations. We seek to achieve these goals as we:

Extend our positions in each of the sectors in which we operate by developing new content and products which can often be utilized across multiple distribution channels.

We continually invest in new content and product development in each of the business segments in which we operate. We believe these investments can benefit our existing and prospective customers by making new content and products available to them and bringing exciting entertainment experiences to their players. Our approach, which seeks to distribute our content across a wide range of channels, protocols and regulatory standards, allows us to distribute our content across multiple sectors in which we operate on a cost-efficient basis. We have continued to focus on channels where we believe there is considerable growth available – especially interactive. We believe our technological approach allows us to quickly adapt to changes in player preferences.

Continue to invest in content and technology in order to grow our existing customers’ revenues and penetrate new customers in our existing markets.

Over the last three years, a substantial portion of our annual revenue has been recurring and based on long-term contracts with customers, where our revenues typically grow in line with the growth of our customers’ gaming revenues from our content and products. We seek to work closely with our customers to assist in the optimization of their operations so they can achieve growth in their revenues generated by our content and products, which we believe is to our benefit. Accordingly, we continually invest in new content and technology offerings that we believe will enable our customers to keep their offerings fresh and allow them to offer their players new forms of entertainment. As our content demonstrates successful commercial results, we seek to place it with additional customers who recognize its performance. We believe content development is a key aspect of our strategy and we intend to continue this strategic priority for each of the businesses in which we operate.

Add new customers by expanding into underpenetrated markets.

We believe our historical growth has been driven by our entry into new geographies, and supplemented by increasing our share in existing markets. We expect to continue to focus on North American markets in the Gaming, Virtual Sports and Interactive segments for such expansion. We believe North America is a major gaming market in which we currently have limited participation, but where our products are well positioned, or can be positioned, for future success. For example, in 2019 and 2020, we placed 116 and 313 VLT terminals, respectively, in Illinois.

Pursue targeted mergers and acquisitions to expand our product portfolio and distribution footprint.

In addition to growing our business organically, we have pursued, and continue to pursue, merger and acquisition opportunities that we believe will help strengthen and scale our operations and take further advantage of our competitive position. Our management team shares a combination of operating, investing, financial and transactional experience that we believe will serve the Company well as it seeks to identify opportunities for value-adding acquisitions and negotiate and close on beneficial acquisition transactions. For example, in October 2019, we completed the NTG Acquisition. We believe the NTG Acquisition added increased scale to our business while supplementing key technologies and content within our portfolio.

Our ability to execute the strategy above will be affected by the ongoing COVID-19 global pandemic, which may have further, unexpected effects on the business. We are currently focused on managing our cash flow and liquidity, as well as the segments of our business that remain operational to maximize near term revenues from those segments.

Industry Overview

We operate within the global gaming and lottery industry. Global gaming and lottery growth has been resilient in the face of economic cycles over the last decade. According to the H2 Database, the global gaming and lottery industry has grown at a 3.1% compounded annual growth rate from 2009 to 2019, driven by increased consumer spend and the introduction of new regulated sectors.

During this period, the digital online and mobile gaming and lottery sectors have grown at a faster pace than the industry as a whole. According to the H2 Database, these industry sectors have grown at a 10.6% compound annual growth rate, driven by rapid growth in the deployment of digital games and technologies, including many of our products, into land-based venues in the primary sectors in which we operate, where regulators have supported the transition to digital, online and retail channels.

Subject to the impact of the COVID-19 global pandemic, we believe the global gaming and lottery industry will continue to grow, with more robust growth in the digital gaming and lottery sectors, as further described below. We believe the industry is content driven and, much like music, videogames and motion pictures, will continue to be transformed by the propagation of digitally-networked technologies.

As a gaming and lottery business-to-business supplier focused on digital products and technologies, we believe we are well-positioned to benefit from these trends.

Influencers of Digital Adoption

We believe the digital segment of the global gaming and lottery industry will continue to grow, including as a result of the following factors:

Governments: Opening of new gaming territories. Many national and state governments operating in developed economies in Europe and the United States are suffering from structural funding deficits. The regulation and liberalization of gaming and lottery is frequently relied upon to raise new sources of revenue for these governments. In most cases, we believe such liberalization does not favor buildouts of large new destination resort casinos, but rather focuses on smaller distributed gaming (“EDGE”) venues with lottery, gaming and sports betting, combined with online or mobile gaming.

Digital Multi-Channel Offerings: Replacement of legacy analog machines with larger volume of smart digital devices, both interactive and location based. In many established sectors, as existing gaming sectors mature, governments and regulatory authorities have implemented regulations to upgrade the established terminal base to digital operation.

Smartphones and Mobile Devices: Rapid adoption of gaming and lottery applications on growing volume. In certain sectors, mobile play on sports betting and gaming now exceeds such play on personal computers. According to the H2 Database, mobile gaming revenues in such sectors exhibited a 24.4% compound annual growth rate between 2009 and 2019. Mobile gaming and lottery is now expanding in other sectors, and mobile play has recently been approved in other sectors for gaming or lottery.

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

Regulatory Framework

We conduct business in a number of different jurisdictions, of which Great Britain, Italy and Greece have historically contributed the most significant recurring revenues. The gaming regulator responsible for our activities in Great Britain is the Gambling Commission of Great Britain (the “UK Gambling Commission” or the “Gambling Commission”). In Italy, the operation of gaming machines and remote gaming is regulated by L’Agenzia delle dogane e dei Monopoli (“ADM”). In Greece, the operation of gaming machines and remote gaming is regulated by the Hellenic Gaming Commission. In addition, we are licensed or certified (as applicable) in a number of other jurisdictions by regulators such as the Malta Gaming Authority, Licensing Authority of Gibraltar, the Alderney Gambling Control Commission, the Belgian Commission, Autorité Des Marchés Financiers (Quebec) and state regulators in various jurisdictions in North America.

Great Britain

In the British sector, we supply and distribute Category B3 gaming machines (with maximum betting stakes for players of £2) and ETG machines to third parties who are licensed to operate such machines in bricks-and-mortar premises. In addition to this we operate a number of Adult Entertainment Centers. We also supply virtual racing software to local retail venues and to online operators who are licensed to target the British sector. We also supply our Interactive product to remote operators who are licensed to target the British sector. The provision of our products and services in relation to the British sector is authorized by a series of licenses issued by the UK Gambling Commission, namely remote and non-remote Gaming Machine Technical (Full) operating licenses, a remote casino operating license, a remote and non-remote gambling software license and a remote general betting standard (virtual events) license gaming machine general adult gaming center license and a gaming machine general family entertainment center license.

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

Greece

In Greece, we supply VLTs, including the terminal machines themselves, the related online platforms and the games available on the machines, to brick-and-mortar gaming locations operated by OPAP, the country’s sole licensed operator of gaming machines. We supply such VLTs under a certification provided by the Hellenic Gaming Commission (the “HGC”). We also supply Virtual Sports products within retail venues operated by OPAP and via self-service betting terminals within OPAP venues and supply interactive games to online operators in Greece.

Greek Betting and Gaming Laws and Regulations: I. According to Article 44 par. 2 of Law 4002/2011, as well as according to HGC’s Decisions No 225/2/25.10.2016, 79314/05.08.2020 and 79305/05.08.2020, all suppliers of gaming machines in Greece must be certified by the HGC in order to legally supply, sell, lease, offer or distribute any VLT or virtual game or any other game of chance (i.e. games including wagers or bets and the result of which games depends, even partly, on the influence of luck). Moreover, a Suitability Licence is required for suppliers, who are further are divided into a) Manufacturers (Art. 11 of the HGC’s Decision No 79314/05.08.2020) and b) Importers/Distributors (Art. 12 of the HGC’s Decision No 79314/05.08.2020). Accordingly, manufacturers need to obtain a Suitability Licence Type B, while importers/distributors need to obtain a Suitability Licence Type E2.

II. As regards online gaming, Articles 45 -52 of Law 4002/2011, which was recently amended by Law 4639/2019 (Government Gazette A/167/30.10.2019), introduces several new provisions such as the two exclusive types of online licenses for online gaming operators: a) Online Betting Licence; and b) a license for Other Online Games (it covers online casino games and online poker games and variants thereof). Furthermore, Article 14 of the HGC’s Decision No 79835/05.08.2020 states that all suppliers have to submit an application to the HGC, accompanied by the required compliance certificates, for the following elements: i. the Gaming Platform (Betting Platform); ii. the Random Number Generator (RNG) per type/group of Games that the Manufacturer offer to each Licence Holder; and iii. each individual game or multigame. Lastly, Suitability Licences for suppliers are also divided into two types: a) Manufacturers Suitability Licence and b) Importers/Distributors Suitability Licence (according to articles 9 and 10 of the HGC’s Decision No 79305/05.08.2020). Accordingly, manufacturers need to obtain a Suitability Licence Type A1 or A2 (depending on whether the manufacturer provides management services to the operator or not), while importers/distributors need to obtain a Suitability Licence Type E1.

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

Content Development

We continually invest in new product development in each of our Virtual Sports, Interactive, Leisure and Gaming business segments. Inspired has a full stack game development structure, combining its proprietary technology frameworks together with some of the industry’s best math, art, creative and production personnel spread across 3 game studios (Inspired, Astra and Bell Fruit). We release over 100 games each year onto our own priority gaming system, Interactive RGS and to our G2S clients around the world in markets such as the North America, UK, Greece, Spain, Belgium, Italy, Sweden and more. Whilst many of our game launches are omni-channel, we have a focus on building the right game for the right market and take pride in tweaking and modifying the math and themes for the target player. In Virtual Sports we combine graphical assets and software that controls those assets to schedule events and generate results via a random number generator, as well as supplying on demand versions of our content. In 2020 we launched the Virtual Plug and Play (VPP) product range. Using our award winning Virtuals assets, with our Interactive RGS and the addition of a Virtuals Bet Management System, VPP gives our operators a Virtuals Sportsbook in a box, with ease of integrations and operation. We account for our development costs as software development costs and these are typically amortized over a two-year period.

We account for our development costs as software development costs and these are typically amortized over a two-year period.

Suppliers

Our principal supply arrangements concern the supply of our terminal components, content provision and outsourced labor. We work closely with our key suppliers to ensure a high level of quality of goods and services is obtained and have worked with many of these suppliers for many years. We have achieved significant cost savings through centralization of purchases.

Customers

Our customer base includes regulated operators of lotteries, licensed sports bookmakers, gaming and bingo halls, casinos, pubs, adult gaming centers, holiday parks and regulated online operators. We typically implement design and content variations to customize their terminals and player experiences. Our license agreements with customers for the provision of machines, content and Virtual Sports products include provisions to protect our intellectual property rights in our games and other content.

Customer Contracts – Gaming

Our contracts in the Gaming segment involve supplying gaming terminals and licensing gaming software and games for the terminals. We supply the terminals on an exclusive or non-exclusive basis for all terminals of a customer or for specific locations. Under these contracts, we have general obligations to deliver, install, upgrade and service the terminals and software. The contracts may be terminated early in various circumstances such as if we fail to meet performance targets in servicing the machines.

Under some contracts, we receive an upfront fee for the provision of the terminals but more typically generate revenue as a percentage of income generated on terminals. With our participation-driven business model, approximately 97% of service revenue (excluding VAT related income) for our Gaming segment is recurring in nature and derived under long-term contracts that are typically between three and five years (although may be shorter for contract extensions). Over the last three years, we have renewed a significant majority of contracts that were expiring.

Customer Contracts – Virtual Sports

Our contracts in the Virtual Sports segment typically involve the supply of licenses to operators to make available, either via online or retail channels, virtual sporting events such as darts, cricket, or basketball, and to enable end-users to place bets on these events. These are typically one-time non-exclusive licenses specific to the virtual sporting event. We may agree to customize and brand the virtual sporting events for the operator or to provide language variations of the event. The contracts may be terminated early in various circumstances, including, for example, if the operator fails to pay an invoice within 60 days of receipt.

Our Virtual Sports products are typically offered to operators on a participation basis, whereby we receive a portion of the gaming revenues generated, plus an upfront software license fee. With our participation-driven business model, our Virtual Sports segment produces approximately 94% of total revenue on a recurring basis under long-term contracts that average four years when entered into and we have historically had a 99% renewal rate over the last three years for contracts that expired.

Customer Contracts – Interactive

Our contracts in the Interactive segment vary but generally involve the provision of a limited, non-exclusive, non-transferable, revocable license to operators to display certain slot and casino content on which online bets are placed or to make our games available for play by end-users of an operator’s online gaming business operations. The contracts may be terminated early in various circumstances, including material breach or inability to operate due to a change in regulatory status.

Our Interactive products are typically offered to operators on a participation basis, whereby we receive a percentage of total amount of stakes wagered or a percentage of net gaming revenue. With our participation-driven business model, approximately 99% of revenue for our Interactive segment is recurring in nature and derived under long-term contracts that averaged three years from when we entered into these contracts. Over the last three years, we have renewed approximately 100% of these contracts for those customers that have continued to trade.

Customer Contracts – Leisure

Our contracts in the Leisure segment vary but generally involve (i) agreement whereby the operator or proprietor of certain leisure resorts contributes premises and we provide, on an exclusive basis, gaming and amusement terminals as well as gaming software and games for the machines provided, (ii) contracts to supply gaming terminals as well as gaming software and games for the terminals provided to leisure operators on a non-exclusive basis, and (iii) rental agreements, which we enter into with certain motorway services providers, whereby we rent unit space in motorway service areas and populate this space with our gaming terminals.

Depending on the contract type, we have general obligations to deliver, install, upgrade and service the terminals and software provided, to acquire licensing for the various prizes and toys, which may be used in the terminals, to keep the premises open for minimum operating hours and not to use the premises for certain business. These contracts may be terminated early in various circumstances, including for material breach or insolvency events.

Under our leisure contracts, we typically generate revenue on a participation-basis by participating, typically as a function of gross revenue from each terminal, in a percentage of volumes generated by these terminals. With our participation-driven or fixed weekly fee business model, approximately 100% of service revenue for our Leisure segment is recurring in nature and derived under long-term contracts that are usually between three and five years. Since the NTG Acquisition, within the Leisure segment we have successfully renewed or extended all major contracts that have expired.

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

As at December 31, 2020, we had approximately 1,500 full time employees. Of those employees, over 600 were dedicated to delivering our digital gaming platforms, content and manufacturing. Approximately 80 of our employees were assigned to the ongoing operation of our network, through which we supply and maintain our products. Approximately 595 of our employees were involved in UK field operations. Our management, sales and administration teams accounted for approximately 180 employees. We have been in the process of consolidating a number of offices and functions as part of our integration project which will result in an overall reduction in employees.

As at December 31, 2020, approximately 1200 of our employees were in the UK government furlough scheme, a broadly similar percentage as in April 2020, when the first UK COVID lockdown occurred.

Intellectual Property

Our intellectual property consists principally of the propriety software we develop to operate our network and in the design and distribution of our games. We depend upon agreements relating to trade secrets and proprietary know-how to protect our rights in this intellectual property. We require all our employees, contractors and other collaborators to enter into agreements that prohibit the disclosure of our confidential information to other parties. In addition, it is our policy to require our employees, contractors and other collaborators who have access to proprietary and trade secret material to enter into agreements that require them to assign any and all intellectual property rights to us that arise as a result of their work on our behalf. We also require our employees to review and acknowledge our intellectual property policies regarding how we handle intellectual property. These agreements, acknowledgements and policies may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure in violation of these agreements, and may not be sufficient to secure for us the value in such developments that they are designed to secure.

We also hold certain patents, trademarks, design rights and other intellectual property rights in respect of our products, systems, web domains, and other intellectual property. We also rely on certain products and technologies that we license from third parties. Proprietary licenses typically limit our use of intellectual property to specific uses and for specific time periods.

The terms of our intellectual property registrations vary based on the type of registration and the date and jurisdiction of filing or grant. European and U.K trademark registration lasts for 10 years but can be renewed indefinitely. European and U.K design registration lasts for five years but it can be renewed four times (giving a maximum total of 25 years of protection). European and U.K patents can only be renewed for up to 20 years. U.S. design patents expires 15 years from the date of grant, and the term of utility patents generally expires 20 years from the date of filing of the first non-provisional patent application in a family of patents. The actual protection afforded by a patent depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the applicable country.

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to the following:

●	The ongoing coronavirus (COVID-19) pandemic is adversely affecting our business.

●	We rely on a relatively small number of customers for a significant portion of our sales, and the loss of, or material reduction in, sales to any of our top customers could have an adverse effect on our business, results of operations, financial condition and prospects.

●	We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.

●	The UK Government’s impending review of the Gambling Act, together with other rules that may be considered in the UK in response to recent consultations, could have, a material negative impact on our business.

●	Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties

●	Our results of operations fluctuate due to seasonality and other factors and, therefore, our periodic operating results are not guarantees of future performance.

●	Our industry is subject to strict government regulations that could limit our existing operations and have a negative impact on our ability to grow.

●	Our industry is subject to regulations that set parameters for levels of gaming or wagering duty, tax, stake, prize and return to player.

●	We may be adversely affected by disruptions to our transaction gaming and lottery systems, as well as disruptions to our internal enterprise and information technology systems.

●	Our directors and key personnel are subject to the approval of certain regulatory authorities, which, if withheld, would require us to sever our relationship with non-approved individuals, which could adversely impact our operations.

●	Licensing and gaming authorities have significant control over our operations and ownership, and could cause us to redeem certain stockholders on potentially disadvantageous terms.

●	Certain of our executive officers and directors are affiliated with entities engaged in business activities similar to those conducted by us (or may enter into similar business activities in the future) and, accordingly, may have conflicts of interest in determining whether a particular business opportunity should be presented to us or to another entity.

●	We have operations in a variety of countries, which subjects us to additional risks.

●	We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

●	We may be unable to develop sufficient new products and product lines and integrate them into our existing business, which may adversely affect our ability to compete; our expansion into new sectors may present competitive and regulatory challenges that differ from current ones.

●	We may be required to recognize impairment charges related to goodwill, identified intangible assets and property and equipment or to take write-downs or write-offs, restructuring or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could have an adverse effect on your investment.

●	Volatility or disruption in the financial markets could materially adversely affect our business and the trading price of our common stock.

●	Global economic conditions could have an adverse effect on our business, operating results and financial condition.

●	We face risks and uncertainty arising from the United Kingdom’s withdrawal from the European Union.

Risks Relating to Our Business and Industry

The ongoing coronavirus (COVID-19) pandemic is adversely affecting our business.

Our business continues to be affected by the coronavirus (COVID-19) pandemic and future epidemics or pandemics could do the same. Our ability to offer land-based gaming generally has been affected by the closures (and reclosures), for an indeterminate period of time, of all venues that offer gaming in the jurisdictions in which we operate (including, but not limited to, the UK, Greece and Italy, from which we derive a substantial portion of our income). In addition, the economic impact of the pandemic may result in the permanent closure of certain venues and/or a decrease in the willingness or ability of consumers to engage in gambling activities or to be able to access land-based gaming to the same extent, both during and possibly after the pandemic. The pandemic may also adversely affect a broad range of our operations, including our ability to retain and recruit employees, obtain and ship our products, our ability to continue to develop new products and services as effectively when remote working as well as the ability of our customers to pay outstanding amounts due to us. The pandemic and the economic impact on employment may reduce the disposable incomes of players and may result in a decrease in the number of customers willing to visit retail locations. The UK government furlough scheme (where the Company has the majority of its employees) may not continue for the duration of the closures. More information about the effect of the COVID-19 pandemic on our business can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Generally, customer contracts in our Gaming, Virtual Sports and Interactive business segments are for initial terms of three to five years, but longer in certain territories, with renewals at the customer’s option. Generally, our customer contracts within the Leisure business segment are for terms of four to six years (although in certain cases they are longer), but certain customers have options for early termination under certain circumstances or to reduce machines volumes in certain circumstances, and we may face pressure to renew or upgrade terminals during the lives of these contracts, which could adversely affect revenues or our return on capital and leave us with surplus terminals. At any given time, we have multiple substantial customer contracts that have years to run and others that may be nearing expiration or renewal, which we may lose if we cannot compete effectively to retain their business.

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

Certain key customers, including certain UK, Italian and Greek gaming terminal customers and certain Virtual Sports customers, make a significant contribution to our revenues and profitability. Our top ten customers generated approximately 60% of total revenues in the year ended December 31, 2020. During the year ended December 31, 2020, one customer represented 22% of the Company’s revenues (this increase year on year was driven by VAT related income, the same customer represented 14% in 2019). We expect that these customers will continue to represent a significant portion of our sales in the future. However, the loss of any of our top customers, whether through contract expiry and non-renewal, breach of contract or other adverse factors could materially adversely affect our revenues or return on capital and leave us with surplus terminals. Moreover, if any of these customers experience reduced revenue, such reduction could adversely affect any revenue-sharing arrangements we have with those customers, reduce our own revenues and adversely affect our financial results.

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

Our Gaming and Leisure terminal contracts in the UK, Italy and Greece often require significant up-front capital expenditures for terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. Historically, we have funded these up-front costs through cash flows generated from operations and external borrowings. Our ability to continue to procure new contracts, including in new jurisdictions, will depend upon, among other things, our liquidity levels at the time or our ability to obtain additional debt or equity funding at commercially acceptable terms to finance the initial up-front costs. If we do not have adequate liquidity or are unable to obtain other funding for these up-front costs on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have an adverse effect on our ability to retain existing contracts and therefore on future profitability. Certain contracts within the Leisure business segment also require injections of capital expenditure during the term for new or replacement hardware.

The UK Government’s impending review of the Gambling Act, together with other rules that may be considered in the UK in response to recent consultations, could have, a material negative impact on our business.

In December 2020, DCMS announced that it is reviewing the Gambling Act, the consultation period for which closes on 31 March 2021 with the objective of (i) examining whether changes are needed to the system of gambling regulation in Great Britain to reflect changes to the gambling landscape since 2005, particularly due to technological advances (ii) ensuring there is an appropriate balance between consumer freedoms and choice on the one hand, and prevention of harm to vulnerable groups and wider communities on the other and (iii) making sure customers are suitably protected whenever and wherever they are gambling, and that there is an equitable approach to the regulation of the online and the land based industries. There have a been a number of similar consultations launched, including a DCMS consultation in relation to fees which closes on 25 March 2021 and a Gambling Commission consultation in relation to Remote Customer Interaction which closed on 9 February 2021. The potential outcomes of such reviews are not currently known but new legislation or regulations could adversely affect our business. A recent example of legislative change implemented by the UK Government which adversely affected our business was the reduction of maximum permitted bets from £100 to £2 on B2 Gaming Machines which became effective as of April 1, 2019. As a result of this change, a number of land-based operators commenced a rationalization of their retail operations, which among other measures led to the closure of certain land-based operator shops.

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

Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties

Our business is subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information. In particular, we are subject to the EU General Data Protection Regulation (the “EU GDPR”) where we are established in the EEA or where we are not established in the EEA but process personal data of individuals in the EEA in relation to the offering of goods or services to, or the monitoring the behavior of, individuals in the EEA.

Following the end of the Brexit Transition Period on 31 December 2020, the EU GDPR has been implemented in the UK as the “UK GDPR”. The requirements of the UK GDPR are (for the time being) virtually identical to those of the EU GDPR.

The EU GDPR and the UK GDPR (collectively the “GDPR”) set out a number of requirements that must be complied with when handling personal data including (amongst others): (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with data protection rights of data subjects; and (iv) reporting of personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible).

The GDPR also prohibits the international transfer of personal data from the EEA/UK to countries outside of the EEA/UK unless made to a country deemed to have adequate data privacy laws by the European Commission or UK Government or a data transfer mechanism has been put in place. In July 2020, the Court of Justice of the European Union (“CJEU”) in its Schrems II ruling invalidated the EU-US Privacy Shield framework, a self-certification mechanism that facilitated the lawful transfer of personal data from the EEA/UK to the United States, with immediate effect. The CJEU upheld the validity of standard contractual clauses (“SCCs”) as a legal mechanism to transfer personal data but companies relying on SCCs will need to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EU. This may have implications for our cross-border data flows and may result in compliance costs.

In addition, Brexit has implications for transfers of personal data between the UK and the EU and vice versa. Transfers of personal data from the UK to the EU are unrestricted and do not require additional safeguards as the UK has approved the adequacy of the EU and all 12 nations deemed adequate by the EU. As regards transfers of personal data from the EEA to the UK, under the terms of the Trade and Cooperation Agreement agreed between the EU and UK on 24 December 2020, such data flows remain unrestricted until the end of June 2021, provided the UK makes no substantive changes to its data protection laws. During this “bridging period”, the European Commission will assess the adequacy of the UK from a data protection law perspective. If the European Commission were to grant the UK an “adequacy decision”, transfers of personal data from the EEA to the UK would continue unrestricted and would not require any additional safeguards. To the extent the European Commission does not grant the UK an adequacy decision as at the end of the bridging period, data transfer mechanisms will need to be put in place to legitimize the transfer of personal data from the EEA to the UK.

Compliance with the GDPR will incur compliance and operational costs. In addition, a data supervisory authority may find our data processing practices and compliance steps to be inconsistent with the GDPR’s application in their respective jurisdiction. Data supervisory authorities also have the power to issue fines for non-compliance of the GDPR of up to 4% of an organization’s annual worldwide turnover or €20m (£17.5 million under the UK GDPR), whichever is higher. Data subjects also have a right to compensation, as a result of an organization’s breach of the GDPR that has affected them, for financial or non-financial losses (e.g., distress).

Our results of operations fluctuate due to seasonality and other factors and, therefore, our periodic operating results are not guarantees of future performance.

Our revenues are subject to a number of variations. Equipment sales and software license revenues usually reflect a limited number of large transactions, which may not recur on an annual basis. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of equipment sales and software licensing. In addition, revenues may vary depending on the timing of contract awards and renewals, changes in customer budgets and general economic conditions. A proportion of our revenues are subject to regular seasonal variations of the sort often related to seasonal consumer behavior, income from the Leisure business segment is generally strongest in the spring and summer, predominantly in Leisure parks and in Italy and Greece we experience reductions in revenue in the summer.

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

Our businesses are subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information and other consumer data. In particular, the EU has adopted strict data privacy regulations. Following recent developments such as the European Court of Justice’s 2015 ruling that the transfer of personal data from the EU to the U.S. under the EU/U.S. Safe Harbor was an invalid mechanism of personal data transfer, the adoption of the EU-U.S. Privacy Shield as a replacement for the Safe Harbor (which has since been declared invalid by Schrems II), and coming into effect of the EU’s General Data Protection Regulation, data privacy and security compliance in the EU are increasingly complex and challenging. The scope of data privacy and security regulations continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions. Compliance with data privacy and security restrictions could increase the cost of our operations and failure to comply with such restrictions could subject us to criminal and civil sanctions as well as other penalties.

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

Our inability to complete future acquisitions of gaming and related businesses we acquire in the future could limit our future growth, if any.

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

We are a global business and derived substantially all of our revenue outside the United States during the year December 31, 2020. In the year ended December 31, 2020, we earned approximately 76% of our revenue from our operations in the UK, 4% of our revenue from our operations in Italy, 9% of our revenue from our operations in Greece, and 11% of our revenue from our operations in the rest of the world. Our business in foreign markets subject us to risks customarily associated with such operations, including:

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

We may be subject to claims or liabilities arising from the ownership or operation businesses we have acquired, for the periods prior to our acquisition of them, including environmental, employee-related and other liabilities and claims not covered by insurance.

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

The facilities are subject to covenant testing. These tests comprise a leverage ratio (consolidated total net debt/consolidated pro forma EBITDA) and a capital expenditure level. The leverage ratio is tested quarterly with the first test date being June 30, 2020. The capital expenditure level is tested annually with the first test date being December 31, 2019. There is also an annual excess cash flow calculation required, which, if positive and over certain de minimis limits, could require early prepayment of part of the facilities.

The £140m term loan initially carried a cash interest rate of 7.25% plus 3-month LIBOR, the €90m loan initially carried a cash interest rate of 6.75% plus 3-month EURIBOR. The £20m revolving credit facility initially carried a cash interest rate on any utilization at 5.50% plus 3-month LIBOR, with any unutilized amount initially carrying a cash interest cost at 30% of the applicable margin on the revolving credit facility loan.

On June 25, 2020, the Company, certain direct and indirect subsidiaries of the Company, Lucid Agency Services Limited, and Lucid Trustee Services Limited as security agent under the SFA and the Intercreditor Agreement (as defined in the SFA), entered into an Amendment and Restatement Agreement (the “ARA”) with respect to the SFA.

The ARA amends the SFA by, among other things, (i) capitalizing certain interest payments that fell due on April 1, 2020, (ii) resetting the leverage and capital expenditure financial covenants applicable under the SFA, removing certain rating requirements under the SFA, (iii) allowing the Company and its subsidiaries to incur additional indebtedness under the UK Coronavirus Large Business Interruption Loan Scheme under a stand-alone facility, which may rank pari passu or junior to the facilities under the SFA, in an amount not exceeding £10m, (iv) removing certain rating requirements under the SFA, (v) limiting the ability of the Company and its subsidiaries to incur additional indebtedness, including by reducing the amount of general indebtedness the Company and its subsidiaries are permitted to incur and removing the ability to incur senior secured, second lien and unsecured indebtedness in an amount not exceeding the aggregate of (A) an unlimited amount, as long as, pro forma for the utilization of such indebtedness, the consolidated total net leverage ratio does not exceed the lower of 3.4:1 and the then applicable ratio with respect to the consolidated total net leverage financial covenant summarized further below, plus (B) an amount equal to the greater of £16m and 25% of the consolidated pro forma EBITDA of the Company and its subsidiaries for the relevant period (as defined in the SFA, but disregarding, for the purposes of calculating the usage of such cap, any financial indebtedness applied to refinancing other financial indebtedness, together with any related interest, fees, costs and expenses), (vi) increasing the margin applicable to the Facilities (as defined in the SFA) by 1%, to 8.25% plus 3-month LIBOR on the £145.8m loan (including capitalized interest payments of £5.8m), and to 7.75% plus 3-month EURIBOR on the €93.1m loan (including capitalized interest payments of €3.1m), respectively, and adding an additional payment-in-kind margin of 0.75% payable on any principal amounts outstanding under Facility B (as defined in the SFA) after September 24, 2021 (the “Relevant Date”), (vii) adding an exit fee payable by the Company with respect to any repayment or prepayment of Facility B after the Relevant Date at the time of such repayment or prepayment in an amount equal to 0.75% of the principal amount of Facility B being repaid or prepaid, (viii) removing any ability to carry forward or carry back any unused allowance under the capital expenditure financial covenant in the SFA and (ix) granting certain additional information rights to the Lenders under the SFA, including the provision of a budget, and certain board observation rights until December 31, 2022. All other material terms of the SFA remain unchanged in all material respects

The outstanding principal amount of the Term Loans is payable on October 1, 2024. The outstanding principal amount of each advance under the RCF Loan is payable on the last day of the interest period relating to such advance, unless such advance is rolled over on a cashless basis in accordance with customary rollover provisions contained in the SFA.

Meeting the covenant testing requirements of our existing borrowings may only be possible if we exercise “equity cure” rights, which could involve the Company issuing additional shares in transactions that dilute the Company’s existing shareholders. Failure to comply with the provisions of our existing borrowings or any other indebtedness we may enter into, including the covenants set forth in our existing debt facilities, could result in a default or an event of default that could enable our lenders or other debt holders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. In addition, some of our debt could be subject to cross-acceleration terms, pursuant to which repayment of that debt would be accelerated if the repayment of other debt we owe is accelerated. If the payment of some or all of our debt is accelerated, our assets may be insufficient to repay such debt in full.

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

We may be unable to identify and develop sufficient new products and product lines and integrate them into our existing business, which may adversely affect our ability to compete; our expansion into new sectors may present competitive and regulatory challenges that differ from current ones.

Our business depends in part on our ability to identify and develop future products and product lines that complement existing products and product lines and that respond to our customers’ and players’ needs. We may not be able to compete effectively unless our product selection keeps up with trends in the sectors in which it competes or trends in new products. If our new products and product lines do not meet our customers’ and players’ expectations, or if they are not brought to market in a timely and effective manner, our revenue (especially our revenue under revenue participation-based contracts) and financial performance will be negatively affected. In addition to market factors, our ability to develop new products and their ability to achieve commercial success will depend on a number of factors, including our ability to:

●	effectively market our games to our customers and to existing and new players;

●	adapt to changing customer needs and player preferences;

●	adapt to new technologies;

●	adapt game features and contents for an increasingly diverse set of devices and specifications;

●	minimize launch delays and cost overruns on the development of new products and features;

●	expand and enhance games and content after their initial release;

●	attract, retain and motivate talented and experienced game designers, product managers and engineers;

●	achieve and maintain player engagement;

●	develop games that can build upon or become franchise games;

●	maintain quality content and game experience;

●	compete successfully against a large and growing number of market participants;

●	integrate new products and product lines into our existing business; and

●	minimize and quickly resolve bugs or outages.

In addition, if new technologies are protected by the intellectual property rights of others, including our competitors, we may be prevented from introducing new products and product lines based on these technologies or expanding into sectors created by these technologies. Even if we are able to develop new products and product lines that achieve success, it is possible that these products and product lines could divert players of our other games without growing our overall user base, which could harm our operating results. Furthermore, the success of new products and product lines will depend upon market demand and there is a risk that new products and product lines will not deliver expected results, which could adversely affect our future sales and results of operations. It is difficult to know whether we will succeed in continuing to develop successful new products and product lines.

Our expansion into new sectors may present competitive, distribution and regulatory challenges that differ from current ones. We may be less familiar with new product categories and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations.

Changes in customer and player preferences could adversely affect our results of operation.

Competition in the gaming industry is intense and subject to rapid change, including changes from evolving customer and player preferences Accordingly, our success in the gaming industry is dependent on our ability to offer attractive products to our customers and players. In the markets in which we operate, we compete with various other gaming vendors and our customers and players now have access to many other forms of recreational and leisure activities. Our participation-based revenue will depend on the appeal of our gaming offerings to our customers and players relative to our competitors. If we are not able to anticipate and react to changes in customer and player preferences, our competitive and financial position may be adversely affected.

In addition, our future success will also depend on the success of the gaming industry as a whole in attracting and retaining players. Gaming may lose popularity as new leisure activities arise or as other leisure activities become more popular. Alternatively, changes in social mores and demographics could result in reduced acceptance of gaming as a leisure activity. If the popularity of gaming declines for any reason, our business, financial condition and results of operations may be adversely affected.

Our financial success is dependent on our customers’ ability to attract and maintain players.

We have a participation-driven business model, whereby a significant amount of our revenues are generated from the gaming revenue of our customers, typically as a percentage of gross revenue. Accordingly, our results of operation and financial condition have been and are expected to continue to be influenced by the ability of our customers to attract and maintain players. The ability of our customers to attract and maintain players depends on a number of factors, including player gaming preferences, marketing of our products and player perceptions of our customers. If we are unable to provide our customers with products that players find engaging or fail to perform our obligations in maintaining the products we provide to our customers, players may reduce the amount they spend with our customers, which in turn may have an adverse effect on our results of operations (see “—We may be unable to identify and develop sufficient new products and product lines and integrate them into our existing business, which may adversely affect our ability to compete; our expansion into new sectors may present competitive and regulatory challenges that differ from current ones.”). Under most of our contracts, our customers are under no obligation to market our products and therefore we are dependent on our customers in promoting our products to maintain and attract players. Failure by our customers to effectively market our products may result in decreased gaming revenue for our customers from our products, which may have an adverse effect on our results of operations. Player perception of our customers may also impact the willingness of players to engage with our customers, which in turn may have an adverse effect on our results of operation.

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

Our warrants have an exercise price of $5.75 per one-half of one share ($11.50 per whole share), subject to adjustment, and may be exercised only for a whole number of shares of our common stock. There is no guarantee that the warrants will be in-the-money when warrant holders choose to exercise their warrants and they may expire worthless. The expiration date of the warrants is December 23, 2021.

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

Sales of substantial numbers of our shares by our largest stockholders may adversely impact the market price of our shares.

Our three largest stockholders collectively hold approximately 58% of our common stock as of March 23, 2021. Our largest stockholder, Landgame S.à.r.l, transferred its holdings of our common stock to a trust pursuant to a trust agreement dated December 23, 2020, the terms of which require the trustee to dispose of such shares in public or private transactions over a period of time (the “Landgame Trust”). The Landgame Trust holds approximately 28% of our outstanding common stock as of March 23, 2021. If any of our large stockholders sell substantial amounts of their shares in the public market, the market price of our common stock could decrease significantly. In addition, the perception in the public market that the Landgame Trust or any of our other large stockholders will sell shares of common stock could also depress our market price. A decline in the price of the shares of our common stock could impede our ability to raise capital through the issuance of additional shares or other equity securities. Moreover, any such decline could result in our common stock trading at prices significantly below the price you paid.

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

We may issue shares of our common stock or other securities from time to time as consideration for, or to finance, future acquisitions and investments or for other capital needs. We cannot predict the size of future issuances of our shares or the effect, if any, that future sales and issuances of shares would have on the market price of our common stock. If any such acquisition or investment is significant, the number of shares of common stock or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial and may result in additional dilution to our stockholders. We may also grant registration rights covering shares of our common stock or other securities that we may issue in connection with any such acquisitions and investments. On February 16, 2021, the company filed a registration statement pursuant to which the Company may offer and sell from time to time, in one or more series, any one of the following securities of our company, for total gross proceeds up to $300,000,000:

●	common stock;

●	preferred stock;

●	secured or unsecured debt securities consisting of notes, debentures or other evidences of indebtedness which may be senior debt securities, senior subordinated debt securities or subordinated debt securities, each of which may be convertible into equity securities;

●	warrants to purchase our securities;

●	rights to purchase any of the foregoing securities; or

●	units comprised of, or other combinations of, the foregoing securities.

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our second amended and restated certificate of incorporation or bylaws, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

We conduct purchase and sale transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates globally. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom’s June 23, 2016 referendum in which voters approved Brexit and subsequent entry into and ratification of a withdrawal agreement as of January 29, 2020 followed by an agreement of the terms of a trade and cooperation agreement effective as of December 31, 2020. It is possible that sovereign debt crises in certain Eurozone countries could lead to the abandonment of the Euro and the reintroduction of national currencies in those countries. International revenues and expenses generally are derived from sales and operations in various foreign currencies, and these revenues and expenses could be affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into USD for consolidated financial reporting, as weakening of foreign currencies relative to the USD will adversely affect the USD value of the Company’s foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations could have an adverse effect on our results of operations and financial condition.

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

Following from the United Kingdom’s public referendum vote to exit from the European Union in June 2016, a withdrawal agreement was signed by both the United Kingdom and European Union and formally ratified as of January 29, 2020. In accordance with the terms of the agreement, the terms of a trade and cooperation agreement were agreed between officials from the European Union and United Kingdom on December 31, 2020. As with other businesses operating in the UK and Europe, the measures could potentially have corporate structural consequences, adversely affect manufacturing and other costs, adversely change tax benefits or liabilities in these or other jurisdictions and could disrupt some of the markets and jurisdictions in which we operate. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. In addition, the announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the USD against some foreign currencies, and the Brexit negotiations may continue to cause significant volatility. The outcomes of these provisional and further trade deal negotiations also may create global economic uncertainty, which may cause customers and potential customers to monitor their costs and reduce their budgets for products and services. Any of these effects of Brexit, among others, could materially adversely affect the business, business opportunities, results of operations, financial condition and cash flows of our Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2020, the Company occupied approximately 270,000 square feet of leased space in the United Kingdom, 3,300 square feet of leased space elsewhere in Europe, 2,000 square feet in New York and 17,000 square feet in Kochi, India. The primary locations were as follows:

●	Approximately 40,000 square feet of office space on one floor in Burton-on-Trent, East Midlands, UK.

●	Approximately 2,250 square feet of flexible office space in Manchester, UK.

●	Approximately 120,000 square feet of administrative offices, workshop and warehousing in Bridgend, South Wales, UK.

●	Approximately 11,000 square feet of office space across two leases in the same property in Leeds, Yorkshire, UK.

●	Approximately 2,000 square feet of offices on one floor in Rome, Italy.

●	Approximately 17,000 square feet of office space on one floor in Kochi, India.

●	Approximately 3,200 square feet of office space on one floor in New York.

During the first half of 2021, we plan to consolidate the UK property estate and reduce the overall UK estate by a further 11,000 square footage.

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

Holders

As of March 22, 2021, there were 52 holders of record of our common stock and 11 holders of record of our warrants.

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

Forward-Looking Statements

We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For definitions of the term Forward-Looking Statements, see the definitions provided in the Cautionary Note Regarding Forward-Looking Statements at the start of the Annual Report on Form 10-K for the year ended December 31, 2020.

Segment Reporting Recharacterizations

For full information on this, see Part IV, Item 15, ‘Exhibits, Financial Statement Schedules’ Note 26 ’Segment Reporting and Geographic Information’.

Revenue

We generate revenue in four principal ways: i) on a participation basis, ii) on a fixed rental fee basis, iii) through product sales and iv) through software license fees. Participation revenue generally includes a right to receive a share of our customers’ gaming revenue, typically as a share of net win but sometimes as a share of the handle or “coin in”.

Geographic Range

Geographically, a majority of our revenue is derived from, and majority of our non-current assets are attributable to our UK operations. The remainder of our revenue is derived from, and non-current assets attributable to, Italy, Greece and the rest of the world.

For the twelve months ended December 31, 2020, we earned approximately 76.2% of our revenue in the UK, 8.5% in Greece, 4.3% in Italy and the remaining 11.0% across the rest of the world. During the twelve months ended December 31, 2019, we earned approximately 67.6%, 13.5%, 10.6% and 8.3% of our revenue in those regions, respectively.

As of December 31, 2020, approximately 77%, 14%, 2%, and 7% of our non-current assets (excluding goodwill) were in those regions, respectively.

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

During the twelve months ended December 31, 2020, we derived approximately 24% of our revenue from sales to customers outside the UK, compared to 32% during the twelve months ended December 31, 2019.

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

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). In the twelve-month periods ended December 31, 2020 and December 31, 2019, the average GBP:USD rates were 1.29 and 1.28, respectively.

In the discussion and analysis below, any reference to organic variances and organic growth refers to variances in the results of operations of the Company excluding results from the NTG Acquisition for the nine-month period ended September 30, 2020, on a functional currency at constant rate basis. As a result, in order to facilitate a like-for-like comparison between the twelve-month periods ended December 31, 2020 and December 31, 2019, respectively, organic variances and organic growth refer to results of operations that only include results from the NTG Acquisition for the three-month period ended December 31, 2020, and December 31, 2019. In addition, certain data may vary from the amounts presented in our consolidated financial statements due to rounding.

Twelve Months ended December 31, 2020 compared to Twelve Months ended December 31, 2019

	For the Twelve-Month Period ended		Variance	Variance
	Dec 31, 2020	Dec 31, 2019	2020 vs 2019	Organic Variance %	Total Functional Currency %	Total Variance %
(In millions)

Revenue:
Service	$178.7	$134.5	$44.2	(0.6)%	31.5%	32.9%
Product	21.1	18.9	2.1	(35.3)%	10.9%	11.3%
Total revenue	199.8	153.4	46.4	(4.8)%	29.0%	30.2%
Cost of sales, excluding depreciation and amortization:
Cost of service	(30.1)	(25.4)	(4.7)	(17.8)%	17.0%	18.3%
Cost of product	(14.4)	(12.9)	(1.5)	(42.5)%	11.3%	11.7%
Selling, general and administrative expenses	(84.8)	(70.4)	(14.4)	(25.4)%	19.6%	20.5%
Stock-based compensation	(4.8)	(9.0)	4.2	(48.6)%	(47.9)%	(47.0)%
Acquisition and integration related transaction expenses	(7.0)	(6.7)	(0.3)	(0.2)%	(0.2)%	4.1%
Depreciation and amortization	(52.3)	(42.0)	(10.4)	(16.6)%	24.5%	24.7%
Net operating Income (Loss)	6.4	(13.0)	19.4	(237)%	(141)%	(149)%
Other income (expense)
Interest income	0.6	0.1	0.5		824%	823%
Interest expense	(30.6)	(27.8)	(2.8)		9.9%	9.9%
Change in fair value of earnout liability	-	(2.3)	2.3		(100)%	(100)%
Change in fair value of derivative liability	-	3.0	(3.0)		(100)%	(100)%
Other finance income (expense)	(4.7)	3.2	(7.9)		(256)%	(247)%
Loss from equity method investee	(0.5)	(0.1)	(0.5)		967%	900%
Total other income (expense), net	(35.2)	(23.9)	(11.3)		48.9%	47.3%
Net loss from continuing operations before income taxes	(28.8)	(36.9)	8.1		(19.7)%	(21.9)%
Income tax expense	(0.4)	(0.1)	(0.3)		198%	354%

Net loss	$(29.2)	$(37.0)	$7.8		(19.1)%	(21.0)%

Exchange Rate - $ to £	1.29	1.28

Revenue

Total reported revenue for the twelve months ended December 31, 2020 increased by $46.4 million, or 30.2%, to $199.8 million on a reported basis. This includes increases from Leisure of $19.8 million, Gaming of $19.0 million and Interactive of $8.6 million, partly offset by Virtual Sports decline of $1.1 million. This growth includes Gaming revenue of $42.2 million remitted to us by two of our major UK customers, to which we were entitled because of a UK tax ruling, which created a rebate of value added tax that had otherwise been incorrectly applied to certain gaming machines in their estate (the “VAT-related revenue”) in the past. As our contracts with these customers are based on a revenue share after appropriate taxes, we are entitled to a pro rata share of this tax rebate, which we have recorded as revenue during the period in line with accounting standards. Favorable currency movements accounted for a $1.9 million impact. On a functional currency at constant rate basis, revenue increased by $44.4 million, or 29.0%, as detailed below:

●	Gaming revenue increased by $17.6 million, comprised of an increase in Service revenue of $17.0 million and an increase in Product Sales of $0.6 million. The increase in Service revenue was comprised of $9.4 million in organic growth, including the VAT-related revenue of $40.9 million (using prior year exchange rate), and $7.6 million attributable to the addition of the NTG Acquisition for the nine months of 2020 ended September 30 (not reflected in organic growth). Excluding the VAT-related revenue, Service revenue would have declined by $31.5 million primarily due to COVID-19, as many of our customers’ venues were closed during much of the period. Customer gross win also declined from the comparative period, reflecting the impact of COVID-19, with shop closures occurring throughout the year and restrictions in place during much of the time when venues were open (the “COVID-19 closures”).

●	Virtual Sports revenue decreased by $1.2 million, or 3.5%. This decrease included a $8.5 million decrease in retail/land-based revenue primarily as a result of the COVID-19 closures, partially offset by growth in Online Virtuals of $7.4 million.

●	Interactive revenue increased by $8.5 million, or 181%. This increase was comprised of $5.5 million of organic growth and $3.1 million attributable to the addition of the NTG Acquisition for the nine months of 2020 ended September 30 (not reflected in organic growth). Organic growth was driven primarily by recurring revenue growth due to the increase in online demand as a result of the COVID-19 closures, the addition of new customers and territories and the consistent launch of new high-quality content, all of which, we believe, has led to our enjoying an increase in market share.

●	Leisure revenue increased by $19.6 million, comprised of an increase in Service revenue of $18.1 million and an increase in Product Sales of $1.5 million. The Service revenue increase was comprised of $32.6 million attributable to the addition of the NTG Acquisition for the nine months of 2020 ended September 30 (not reflected in organic growth), offset by a $14.5 million decline in revenue due to the impact of the COVID-19 closures, as venues were closed during much of the period.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, increased by $6.2 million, or 16.1%, on a reported basis, to $44.5 million, including the impact of $0.4 million from unfavorable currency movements. Of this increase, $4.7 million was attributable to cost of Service and $1.5 million was attributable to cost of Product sales. On a functional currency (at constant rate) basis, cost of sales increased by $5.8 million, or 15.1%, as detailed below:

●	Gaming cost of sales decreased by $2.2 million, comprised of a decrease in Service costs of $2.6 million, partly offset by a $0.3 million increase in Product costs. The Service cost decrease was driven primarily by a $4.0 million decrease due to the decline in cost of Service, offset by a $1.5 million increase attributable to the addition of the NTG Acquisition for the nine months of 2020 ended September 30 (not reflected in organic growth).

●	Virtual Sports cost of sales increased by $0.3 million, or 9.6%. This increase was driven by the organic growth of Online Virtuals.

●	Interactive cost of sales increased by $1.2 million, or 166%. This increase was driven by $1.1 million from organic growth.

●	Leisure cost of sales increased by $6.6 million, comprised of an increase in Service costs of $5.5 million and an increase in Product sales of $1.1 million. The Service cost increase was comprised of a $7.4 million increase attributable to the addition of the NTG Acquisition for the nine months of 2020 ended September 30 (not reflected in organic growth), offset by a $1.9 million decrease due to the organic revenue decline.

Selling, general and administrative expenses

SG&A expenses increased by $14.4 million, or 20.5%, on a reported basis, to $84.8 million. This included $0.7 million of unfavorable currency movements. On a functional currency at constant rate basis, SG&A increased by $13.8 million, or 19.6%. This increase was comprised of incremental SG&A expenses of $31.7 million attributable to the addition of the NTG Acquisition for the nine months of 2020 ended September 30 (not reflected in organic growth), offset by a $17.9 million decrease driven primarily by temporary furlough savings and permanent synergy savings realized during the period.

Stock-based compensation

During the year ended December 31, 2020, the Company recorded an expense of $4.8 million with respect to outstanding awards. Of this expense, $0.2 million related to costs from awards made under a 2016 long term incentive plan, $4.5 million from awards made under the 2018 Plan and $0.1 million related to costs from the vesting of awards in December 2020. All costs related to recurring costs. During the year ended December 31, 2019, the charge for stock-based compensation was $9.0 million. Of this expense, $6.0 million related to costs from awards made under a 2016 long term incentive plan, $2.8 million from awards made under the 2018 Plan and $0.3 million related to costs from the vesting of awards in December 2019.

Acquisition and integration related transaction expenses

Acquisition related transaction expenses increased by $0.3 million to $7.0 million, on a reported basis. The entirety of the 2019 and the majority of the 2020 expenses were related to the NTG Acquisition and the fees associated with the integration of this transaction. During 2020, $0.6 million of costs incurred related to potential merger and acquisition activity (outside of the NTG Acquisition) which did not come to fruition.

Depreciation and amortization

Depreciation and amortization increased by $10.4 million, or 24.7%, to $52.3 million on a reported basis. This included the impact of unfavorable currency movements of $0.1 million. On a functional currency at constant rate basis, depreciation and amortization increased by $10.3 million, or 24.5%, driven primarily by the addition of $17.3 million in depreciation and amortization attributable to the addition of the NTG Acquisition for the nine months of 2020 ended September 30 (not reflected in organic growth), offset by a reduction in depreciation and amortization of $7.0 million due to machines in the UK estate and Italy, each within our Gaming segment, reaching fully depreciated status. Our future growth initiatives are focused on expanding our digital and online gaming. Accordingly, we expect that depreciation and amortization expense will be reduced in future periods as our investments in digital and online gaming are less capital intensive than our investments in gaming terminals.

Net operating profit

During the period, net operating income was $6.4 million compared to a net operating loss of $13.0 million in the prior period. The increase of $19.4 million in operating profit was attributable to an increase of $31.8 million in operating profit from organic growth, largely attributable to the VAT-related income as well as growth in our Interactive segment, along with cost savings across our segments on an organic basis. This was offset by a decrease of $12.9 million in operating income in businesses acquired through the NTG Acquisition. This increase also included a $0.4 million favorable impact from foreign currency translation.

Interest expense

Net interest expense increased by $2.2 million in the year ended December 31, 2020 to $30.0 million, on a reported basis due to a $8.7 million increase in debt interest offset by a $0.6 million decrease in bank interest paid and a $5.8 million decrease in debt fee amortization following the write-off of $7.3 million of debt fees in the year ended December 31, 2019 following the refinancing in October 2019.

Change in fair value of earnout liability

Due solely to changes in the share price ($6.51 at March 25, 2019 and $4.80 at December 31, 2018), the charge in the year ended December 31, 2019 from a change in the fair value of earnout liability was $2.3 million. On March 25, 2019, the shares relating to the earnout liability were issued. In the year ended December 31, 2020, no gain or loss was recognized.

Change in fair value of derivative liability

Following the termination of the cross-currency swaps on October 1, 2019, there was no change in the fair values of derivative liabilities in the year ended December 31, 2020. The current swaps qualify for hedge accounting and accordingly are not shown as derivative liability movements. For the year ended December 31, 2019, the change in fair value of derivative liability was a $3.0 million credit.

Other finance income

Other finance income for the year ended December 31, 2020 resulted in a $4.7 million charge compared to a $3.2 million credit in the year ended December 31, 2019. This variance was driven by movements in the retranslation with respect to the principal balance of our senior debt facilities. In addition, the year ended December 31, 2019 also included a $3.2 million benefit from the GBP:USD cross-currency swap which was terminated on October 1, 2019.

Income tax expense

Our effective tax rate for the period ended December 31, 2020 was 1.4% and our effective tax rate for the period ended December 31, 2019 was 0.2%.

Net loss

During the period, net loss was $29.2 million compared to a net loss of $37.0 million in the prior period. On a functional currency at constant rate basis, net loss improved by $7.1 million, primarily due to the VAT-related income and growth in Interactive revenue.

Twelve Months ended December 31, 2020 compared to Twelve Months ended December 31, 2019 – Gaming Segment

We generate revenue from our Gaming segment through the selling and rental of our gaming machines. We receive rental fees for machines, typically on a long-term contract basis, on both a participation and fixed fee basis. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and any relevant regulatory levies) from gaming terminals placed in our customers’ facilities. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Gaming business is principally driven by the number of operator customers we have, the number of Gaming machines in operation, the net win performance of the machines and the net win percentage that we receive pursuant to our contracts with our customers.

Gaming Segment, Key Performance Indicators

	For the Twelve-Month Period ended		Variance
	Dec 31, 2020	Dec 31, 2019	2020 vs 2019%
Gaming
End of period installed base (# of terminals)	31,515	32,520	(1,005)	(3.1)%
Total Gaming - Average installed base (# of terminals)	32,069	34,966	(2,897)	(8.3)%
Participation - Average installed base (# of terminals)	30,165	33,297	(3,131)	(9.4)%
Fixed Rental - Average installed base (# of terminals)	1,903	1,670	234	14.0%
Service Only - Average installed base (# of terminals)	21,015	6,681	14,334	214.6%
Customer Gross Win per unit per day (1) (2)	£46.69	£82.69	£(36.00)	(43.5)%
Customer Net Win per unit per day (1) (2)	£34.57	£58.41	£(23.84)	(40.8)%
Inspired Blended Participation Rate	6.5%	6.4%	0.1%	1.5%
Inspired Fixed Rental Revenue per Gaming Machine per week	£26.33	£11.51	£15	128.8%
Inspired Service Rental Revenue per Gaming Machine per week	£3.30	£4.01	£(1)	(17.7)%
Gaming Long term license amortization £(‘m)	£5.1	£4.0	£1.1	27.6%
Number of Machine sales	2,227	2,521	(294)	(11.7)%
Average selling price per terminal	£4,495	£4,588	£(93)	(2.0)%

(1)	Includes all Gaming terminals in which the company takes a participation revenue share across all territories
(2)	Includes all days of the year, including the days during which the Gaming terminals were not operating due to COVID-19 closures.

In the table above:

“End of Period Installed Base” is equal to the number of deployed Gaming terminals at the end of each period that have been placed on a participation or fixed rental basis. Gaming participation revenue, which comprises the majority of Gaming Service revenue, is directly related to the participation terminal installed base. This is the medium by which our customers generate revenue and distribute a revenue share to the Company. To the extent all other KPIs and certain other factors remain constant, the larger the installed base, the higher the Company’s revenue would be for a given period. Management gives careful consideration to this KPI in terms of driving growth across the segment. This does not include Service Only terminals.

Revenue is derived from the performance of the installed base as described by the Gross and Net Win KPIs.

If the End of Period Installed Base is materially different from the Average Installed Base (described below), we believe this gives an indication as to potential future performance. We believe the End of Period Installed Base is particularly useful for assessing new customers or markets, to indicate the progress being made with respect to entering new territories or jurisdictions.

“Total Gaming - Average Installed Base” is the average number of deployed Gaming terminals during the period split by Participation terminals and Fixed Rental terminals. Therefore, it is more closely aligned to revenue in the period. We believe this measure is particularly useful for assessing existing customers or markets to provide comparisons of historical size and performance. This does not include Service Only terminals.

“Participation - Average Installed Base” is the average number of deployed Gaming terminals that generated revenue on a participation basis.

“Fixed Rental - Average Installed Base” is the average number of deployed Gaming terminals that generated revenue on a fixed rental basis.

“Service Only - Average Installed Base” is the average number of terminals that generated revenue on a Service only basis.

“Customer Gross Win per unit per day” is a KPI used by our management to (i) assess impact on the Company’s revenue, (ii) determine changes in the performance of the overall market and (iii) evaluate the impacts of regulatory change and our new content releases on our customers. Customer Gross Win per unit per day is the average per unit cash generated across all Gaming terminals in which the Company takes a participation revenue share across all territories in the period, defined as the difference between the amounts staked less winnings to players divided by the Average Installed Base in the period, then divided by the number of days in the period.

Gaming revenue accrued in the period is derived from Customer Gross Win accrued in the period after deducting gaming taxes (defined as a regulatory levy paid by the Customer to government bodies) and applying the Company’s contractual revenue share percentage.

Our management believes Customer Gross Win measures are meaningful because they represent a view of customer operating performance that is unaffected by our revenue share percentage and allow management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between customers and (3) identify strategies to improve operating performance in the different markets in which we operate.

“Customer Net Win per unit per day” is Customer Gross Win per unit per day after giving effect to the deduction of gaming taxes.

“Inspired Blended Participation Rate” is the Company’s average revenue share percentage across all participation terminals where revenue is earned on a participation basis, weighted by Customer Net Win per unit per day.

“Inspired Fixed Rental Revenue per Gaming Machine per week” is the Company’s average fixed rental amount across all fixed rental terminals where revenue is generated on a fixed fee basis, per unit per week.

“Inspired Service Rental Revenue per Gaming Machine per week” is the Company’s average service rental amount across all service only rental terminals where revenue is generated on a service only fixed fee basis, per unit per week.

“Gaming Long term license amortization” is the upfront license fee per terminal which is typically spread over the life of the terminal.

Our overall Gaming revenue from terminals placed on a participation basis can therefore be calculated as the product of the Participation - Average Installed Base, the Customer Net Win per unit per day, the number of days in the period, and the Inspired Blended Participation Rate, which is equal to “Participation Revenue”.

“Number of Machine sales” is the number of terminals sold during the period.

“Average selling price per terminal” is the total revenue in GBP of the Gaming terminals sold divided by the “number of Machine sales”.

Gaming Segment, Recurring Revenue

Set forth below is a breakdown of our Gaming recurring revenue. Gaming recurring revenue consists principally of Gaming participation revenue and fixed rental revenue.

	For the Twelve-Month Period ended		Variance
	Dec 31, 2020	Dec 31, 2019	2020 vs 2019%
(In £ millions)

Gaming Recurring Revenue
Total Gaming Revenue	£85.1	£71.4	£13.7	19.2%

Gaming Participation Revenue	£25.1	£44.8	£(19.6)	(43.8)%
Gaming Other Fixed Fee Recurring Revenue	£7.5	£4.2	£3.3	79.6%
Gaming Long term License amortization	£5.1	£4.0	£1.1	27.6%
Total Gaming Recurring Revenue *	£37.8	£53.0	£(15.2)	(28.6)%
Gaming Recurring Revenue as a % of Total Gaming Revenue †	44.4%	74.2%	(29.8)%

*	Does not reflect VAT-related revenue
†	Total Gaming Revenue for the twelve-month period ended December 31, 2020 includes the £32.0 million for one time VAT-related revenue, which is not reflected in Gaming Recurring Revenue for that period. Excluding VAT-related revenue, Gaming Recurring Revenue was 71.2% of Total Gaming Revenue for such period.

In the table above:

“Gaming Participation Revenue” includes our share of revenue generated from (i) our Gaming terminals placed in gaming and lottery venues; and (ii) licensing of our game content and intellectual property to third parties.

“Gaming Other Fixed Fee Recurring Revenue” includes service revenue in which the Company earns a periodic fixed fee on a contracted basis.

“Gaming Long term license amortization” – see the definition provided above

“Total Gaming Recurring Revenue” is equal to Gaming Participation Revenue plus Gaming Other Fixed Fee Recurring Revenue.

Gaming Segment, Service Revenue by Region

Set forth below is a breakdown of our Gaming service revenue by geographic region. Gaming service revenue consists principally of Gaming participation revenue, Gaming other fixed fee revenue, Gaming long term license amortization and Gaming other non-recurring revenue. See “— Gaming Segment Revenue” below for a discussion of gaming service revenue between the periods under review.

Gaming Service Revenue by Region

	For the Twelve-Month Period ended		Variance	Variance
	Dec 31, 2020	Dec 31, 2019	2020 vs 2019	Organic Variance %	Total Functional Currency %	Total Variance %
(In millions)

Service Revenue:
UK Licensed Betting Offices	$26.7	$40.8	$(14.1)	(43.8)%	(34.5)%	(34.5)%
UK VAT - Related Revenue	$42.2	-	$42.2	-	-	-
UK Other	6.4	7.0	(0.6)	(61.4)%	(9.9)%	(8.9)%
Italy	2.1	7.9	(5.8)	(73.8)%	(73.8)%	(73.6)%
Greece	14.3	17.4	(3.0)	(18.1)%	(18.1)%	(17.5)%
Rest of the World	0.6	0.7	(0.2)	(47.6)%	(23.0)%	(22.5)%
Total service revenue	$92.2	$73.8	$18.4	12.8%	23.1%	25.0%

Exchange Rate - $ to £	1.30	1.28

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming Segment, key events that affected results for the Twelve Months ended December 31, 2020

During the period, Customer Gross Win per unit per day in the total UK market (including non- Licensed Betting Offices markets) declined by 32.9%. This decline was primarily due to the shutdowns and tier restrictions of UK LBO retail venues related to the COVID-19 closures during the period. Additionally, during the first quarter of 2019, our customers experienced strong performance compared to the first quarter of 2020 because the period pre-dated the reduction in maximum permitted bets on B2 gaming machines in the UK, effective as of April 1, 2019 (“the Triennial Implementation”).

The recently acquired manufacturing business which we purchased as part of the NTG Acquisition forms part of the new Gaming segment. During the second quarter of 2020, the Gaming group reduced its manufacturing facilities from three to one which has enabled us to achieve significant synergy savings in terms of both staff and non-staff costs. This change is expected to result in a lower cost base and in a more efficient business moving forward.

Inspired received VAT-related revenue of $9.7 million and $32.5 million in July 2020 and November 2020, respectively, from two major UK customers. Both payments have been recorded as revenue in our results.

During the period, a two-year contract extension was agreed for the supply of product, platform, content and service with a major UK LBO customer. The agreement includes no requirement for additional machine capital expenditure and represents an improvement in our revenue share terms.

In the UK Electronic Table Games (ETG) market, we sold 157 “Sabre Hydra” terminals to a major casino customer. These terminals were installed during the third and fourth quarters of 2020.

In the Italian market, Inspired sold 774 existing installed VLTs to Sisal in the fourth quarter 2020 with a further 850 existing installed VLTs agreed to be sold in 2021 as part of our strategy to focus on technology and games in Italy rather than on hardware operations.

During the period, Inspired sold 313 “Valor™” terminals to a number of customers in Illinois, increasing the total number of North American unit sales since launch in December 2019 to 429. Retail venues in Illinois were shut down in the second quarter due to COVID-19, which negatively impacted sales during this period as well as during the third and fourth quarters of 2020.

In August 2020, Inspired signed an agreement with the Western Canada Lottery Corporation (“WCLC”) to enter its second jurisdiction in North America. Inspired delivered 100 “Valor™” terminals to WCLC. We anticipate recognizing a product sale for these terminals during the second quarter of 2021.

In Italy, Customer Net Win per unit per day (in EUR) decreased by 72.8% vs the comparable period, primarily driven by the impact of COVID-19 closures, an increase in gaming tax on value played of 0.6% and the impact of card readers implemented in January 2020.

In Greece, Customer Gross Win per unit per day (in EUR) decreased by 39.6% primarily driven by the impact of COVID-19 closures. These closures resulted in retail venues being closed for an aggregate of over five months of the year during the second and fourth quarters of 2020.

Across our entire estate, Customer Gross Win per unit per day (in our functional currency, GBP) decreased by £36.00, or 43.5%, primarily due to COVID-19 closures during the second and fourth quarters, which resulted in the closure of retail venues, along with the introduction of card readers and increased taxes in the Italian market. The blended participation rate increased by 0.1% to 6.5%.

Gaming Segment, Twelve Months ended December 31, 2020 compared to Twelve Months ended December 31, 2019

	For the Twelve-Month Period ended		Variance	Variance
	Dec 31, 2020	Dec 31, 2019	2020 vs 2019	Organic Variance %	Total Functional Currency %	Total Variance %
(In millions)

Revenue:
Service	$92.2	$73.8	$18.4	12.8%	23.1%	25.0%
Product	$18.3	$17.7	0.6	(36.3)%	3.1%	3.5%
Total revenue	$110.5	$91.5	19.0	3.3%	19.2%	20.8%

Cost of sales, excluding depreciation and amortization:
Cost of service	(15.7)	$(18.1)	2.4	(22.2)%	(14.2)%	(13.2)%
Cost of product	(12.4)	$(12.0)	(0.4)	(45.1)%	2.9%	3.3%
Total cost of sales	(28.1)	$(30.1)	2.0	(31.3)%	(7.4)%	(6.6)%

Selling, general and administrative expenses	(24.5)	$(29.7)	5.1	(38.6)%	(18.1)%	(17.3)%

Stock-based compensation	(0.8)	$(1.0)	0.3	(15.7)%	(9.4)%	(24.6)%

Depreciation and amortization	(27.6)	$(30.4)	2.8	(21.2)%	(9.5)%	(9.1)%

Net operating Income (Loss)	$29.5	$0.3	$29.2	10,241%	9,448%	10,345%

Exchange Rate - $ to £	1.30	1.28

Note: Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming Segment Revenue

During the period, Gaming revenue increased by $19.0 million, or 20.8%, to $110.5 million on a reported basis. This increase was due, partially, to favorable currency movements of $1.5 million. On a functional currency at constant rate basis, Gaming revenue increased by $17.6 million, or 19.2%.

Service revenue increased by $18.4 million on a reported basis. Favorable currency movements accounted for $1.4 million. On a functional currency (at constant rate) basis, Gaming Service revenue increased by $17.0 million, or 23.1%, to $92.2 million. This was driven by a $7.6 million increase attributable to the addition of the NTG Acquisition for the nine months of 2020 ended September 30 (not reflected in organic growth) and $9.4 million in organic growth. This organic growth was primarily due to the VAT-related revenue of $40.9 million. This was partly offset by a decline in UK LBO of $17.9 million primarily driven by COVID-19 closures throughout the period, and the fact that first quarter 2019 revenue was not impacted by triennial stakes and prizes changes. Italy and Greece had revenue declines of $5.9 million and $3.1 million, respectively, driven by tax and card reader changes in Italy, as well as COVID-19 closures.

Product revenue increased by $0.6 million to $18.3 million on a reported basis. On a functional currency (at constant rate) basis, the revenue increase was $0.6 million, or 3.1%. This increase was driven by $6.9 million attributable to the addition of the NTG Acquisition for the nine months of 2020 ended September 30 (not reflected in organic growth), partly offset by a decline in Product sales of $6.4 million. This decrease was due to a reduction of Product sales in the UK market of $3.9 million from SSBTs (Self Service Betting Terminals), $1.0 million from “Prismatic” machines, $0.9 million from “AWP” machines and $0.7 million from “Flex Cabinets” as well as the reduction of “Sabre Hydra” sales of $1.1 million. This was partly offset by an increase in North America “Valor™” sales of $2.6 million.

Gaming Segment Operating Income

Cost of sales (excluding depreciation and amortization) decreased by $2.0 million to $28.1 million on reported basis, which included adverse currency movements of $0.2 million. On a functional currency (at constant rate) basis, Gaming cost of sales decreased by $2.2 million, or 7.4%.

Service cost of sales decreased by $2.4 million to $15.7 million on a reported basis, including adverse currency movements of $0.2 million. On a functional currency at constant rate basis, Service cost of sales decreased by $2.6 million, or 14.2%, driven by $4.0 million lower costs due to the decline in Service revenue related to the COVID-19 closures, partly offset by an increase of $1.5 million in costs attributable to the addition of the NTG Acquisition for the nine months of 2020 ended September 30 (not reflected in organic growth).

Product cost of sales increased by $0.4 million to $12.4 million on a reported basis, which included adverse currency movements of $0.1 million. On a functional currency basis this increase was $0.3 million, due to a $5.7 million increase attributable to the addition of the NTG Acquisition for the nine months of 2020 ended September 30 (not reflected in organic growth), partially offset by a decline in Product cost of sales of $5.4 million.

Gaming SG&A expense declined by $5.1 million on a reported basis. This decrease includes the impact of unfavorable currency movements of $0.2 million. On a functional currency (at constant rate) basis, Gaming SG&A decreased by $5.4 million, or 18.1%. This was driven by an $11.5 million decrease attributable to reduced staffing costs related to both staff reductions and reduced salaries implemented due to the COVID-19 closures as well as cost savings synergies. This was partially offset by an increase of $6.1 million attributable to the addition of the NTG Acquisition for the nine months of 2020 ended September 30 (not reflected in organic growth).

Depreciation and amortization declined by $2.8 million on a reported basis, or 9.1%. This included the impact of unfavorable currency movements of $0.1 million. On a functional currency at constant rate basis, Gaming depreciation and amortization decreased by $2.9 million, or 9.5%. This was driven by a $6.4 million decrease due to the machines in the UK estate and Italy reaching fully depreciated status, partially offset by additional depreciation from new machines in the Greek estate as well as an increase of $3.6 million attributable to the addition of the NTG Acquisition for the nine months of 2020 ended September 30 (not reflected in organic growth).

Operating income increased by $29.2 million on a reported basis, from $0.3 million to $29.5 million. This was primarily due to the VAT-related income and favorable currency movements of $1.0 million.

Virtual Sports Segment, Twelve Months ended December 31, 2020 compared to Twelve Months ended December 31, 2019

We generate revenue from our Virtual Sports segment through the licensing of our products. We receive fees in exchange for the licensing of our products, typically on a long-term contract basis, on a participation basis. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and other promotional costs and any relevant regulatory levies) from Virtual Sports content placed on our customers’ websites or in our customers’ facilities. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Virtual Sports segment is principally driven by the number of customers we have, the net win performance of the games and the net win percentage that we receive pursuant to our contracts with our customers.

Virtual Sports Segment, Key Performance Indicators

	For the Twelve-Month Period ended		Variance
	Dec 31, 2020	Dec 31, 2019	2020 vs 2019%
Virtuals

No. of Live Customers at the end of the period	58	60	(2)	(3.3)%
Average No. of Live Customers	61	62	(1)	(2.0)%
Total Revenue (£‘m)	£25.2	£26.1	£(0.9)	(3.5)%
Total Revenue £‘m - Retail	£9.5	£16.2	£(6.7)	(41.3)%
Total Revenue £‘m - Online Virtuals	£15.7	£10.0	£5.8	57.7%

In the table above:

“No. of Live Customers at the end of the period” and “Average No. of Live Customers” represent the number of customers from which there is Virtual Sports revenue at the end of the period and the average number of customers from which there is Virtual Sports revenue during the period, respectively.

“Total Revenue (£m)” represents total revenue for the Virtual Sports segment, including recurring and upfront service revenue. Total revenue is also divided between “Total Revenue (£m) – Retail,” which consists of revenue earned through players wagering at Virtual Sports venues, “Total Revenue (£m) – Online Virtuals,” which consists of revenue earned through players wagering on Virtual Sports online,

Virtual Sports Segment, Recurring Revenue

Set forth below is a breakdown of our Virtual Sports recurring revenue.

	For the Twelve-Month Period ended		Variance
	Dec 31, 2020	Dec 31, 2019	2020 vs 2019%
(In £ millions)

Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£25.2	£26.1	£(0.9)	(3.5)%

Recurring Revenue - Retail Virtuals	£8.4	£14.4	£(6.0)	(41.8)%
Recurring Revenue - Online Virtuals	£13.8	£9.1	£4.7	51.6%
Total Virtual Sports Long term -license amortization	£1.5	£1.9	£(0.3)	(18.7)%
Total Virtual Sports Recurring Revenue	£23.7	£25.3	£(1.7)	(6.6)%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	93.9%	97.0%	(3.0)%

“Recurring Revenue” includes our share of revenue generated from (i) our Virtual Sports products placed with operators; (ii) licensing our game content and intellectual property to third parties; and (iii) our games on third-party online gaming platforms that are interoperable with our game servers.

“Virtual Sports Long term license amortization” is the upfront license fee which is typically spread over the life of the contract

Virtual Sports Segment, key events that affected results for the Twelve Months ended December 31, 2020

Most retail territories, including the UK, Italy, Greece and Belgium, were in either full or partial lockdown due to COVID-19 for a portion of the year, resulting in a $7.8 million recurring revenue decline year over year. There was also a decline of $1.0 million from the unwind of historical license fees terminating in 2019 which did not recur in 2020. This decline was offset by an increase in online virtual recurring revenues of $6.1 million and an increase in project revenue of $1.6 million.

Virtual Events

The Virtual Grand National was broadcast in April 2020 on prime-time UK television to replace the live race, which was not held due to the COVID-19 closures. Over four million viewers tuned in to watch the event. The event was run as a charity event, ultimately generating over $3.0 million for the National Health Service (“NHS”) COVID-19 charity from various operators.

The Virtual Kentucky Derby Triple Crown Showdown race aired on May 2, 2020 on NBC. The race featured 13 all-time great Triple Crown winners. The event was held to raise money for COVID-19 relief.

The Virtual “Greatest Ever Cox Plate” commissioned by GVC Australia was streamed live online on October 23, 2020.

On November 3, 2020, The Lexus Melbourne Cup Race of Dreams was broadcast live across Australia on Network 10.

Customers

In April 2020, Inspired launched Online Virtual Soccer, Horses and Greyhounds products with Ladbrokes Belgium which was our first launch that utilized our own Cloud platform via Amazon Web Services.

In June 2020, Retail Virtuals products were deployed in Malta via Intralot with Maltco, the Maltese lottery.

During the third quarter of 2020, Online Virtuals were deployed with several GVC websites including BWIN, Sportingbet and Partypoker.

In New Jersey, Online Virtuals products were launched during the third quarter of 2020 with DraftKings, our first deployment in North America via our proprietary Virtuals Plug and Play platform.

In September 2020, our Online Virtuals products were launched via our new Virtuals Plug and Play platform in Turkey with Misli, a major online operator.

In December 2020, Online Virtuals were launched with Fortuna’s brand Casa Pariurilor, a major online brand in the Romanian market.

During 2020, Virtual Plug and Play launched with numerous RGS aggregators including Scientific Games, SBTech, iForium and Playtech and on social channels with Fendoff.

The overall number of live customers declined from 60 to 58 during the period as we re-focused our business on our highest value customers.

Products

In June 2020, OPAP launched our brand-new proprietary V-Play Soccer 3.0 product in Greece with significantly improved graphics, betting markets and overall design.

OPAP subsequently launched our brand-new proprietary V-Play Basketball product in October 2020.

Our Virtual Interactive division launched V-Play Basketball and our NFL Alumni V-Play Football product with Bet365 in New Jersey. Our new V-Play Basketball product and an additional stream of V-Play Cricket were also launched with Bet365.com during the year.

In December 2020 we increased our language capability by adding multiple new languages to our Virtual Sports products.

	For the Twelve-Month Period ended		Variance	Variance
	Dec 31, 2020	Dec 31, 2019	2020 vs 2019	Organic Growth %	Total Functional Currency %	Total Growth %
(In millions)

Service Revenue	$32.4	$33.4	$(1.1)	(3.5)%	(3.5)%	(3.2)%

Cost of service	(2.9)	(2.6)	(0.3)	9.6%	9.6%	9.7%

Selling, general and administrative expenses	(4.4)	(6.0)	1.7	(28.6)%	(28.6)%	(27.7)%

Stock-based compensation	(0.4)	(0.6)	0.1	(22.1)%	(22.1)%	(22.7)%

Depreciation and amortization	(3.7)	(2.6)	(1.1)	44.0%	44.0%	43.8%

Net operating Income (Loss)	$21.0	$21.6	$(0.7)	(3.4)%	(3.4)%	(3.1)%

Exchange Rate - $ to £	1.28	1.28

Note: Exchange rate in the table is calculated by dividing the USD service revenue by the GBP service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Virtual Sports Segment revenue.

During the period, revenue decreased by $1.1 million, or 3.2%, on a reported basis. This increase includes the impact of favorable currency movements of $0.1 million. On a functional currency (at constant rate) basis, revenue decreased by $1.2 million, or 3.5%. This decrease was driven by an $8.5 million decrease in retail revenue due to COVID-19 closures. This decline was partially offset by growth in Online Virtuals of $7.4 million.

Virtual Sports Segment operating income.

Cost of Service increased by $0.3 million to $2.9 million on a reported basis, with no impact from currency movements. This was driven by the growth of Online Virtuals, in line with the revenue increase for the period.

SG&A expenses decreased by $1.7 million on a reported basis, with no impact from currency movements. This decrease was driven by staff-related cost savings from the Covid-19 closures related furlough scheme and reduction in staff salaries.

Depreciation and amortization increased by $1.1 million on a reported basis, with no impact from currency movements. This increase was due to new projects going live in the period.

Operating profit decreased by $0.7 million on a reported basis which included the impact of favorable currency movements of $0.1 million. On a functional currency (at constant rate) basis operating profit decreased by $0.7 million. This was primarily due to the decrease in revenues resulting from COVID-19 closures and the increase in depreciation and amortization, partly offset by the reduction in SG&A expenses.

Interactive Segment, Twelve Months ended December 31, 2020 compared to Twelve Months ended December 31, 2019

We generate revenue from our Interactive segment through the licensing of our products. We receive fees in exchange for the licensing of our products, typically on a long-term contract basis, on a participation basis. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and other promotional costs and any relevant regulatory levies) from Interactive content placed on our customers’ websites. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Interactive segment is principally driven by the number of customers we have, the number of live games, the net win performance of the games and the net win percentage that we receive pursuant to our contracts with our customers.

Interactive Segment, Key Performance Indicators

	For the Twelve-Month Period ended		Variance
	Dec 31, 2020	Dec 31, 2019	2020 vs 2019%
Interactive

No. of Live Customers at the end of the period	92	54	38	70.4%
Average No. of Live Customers	80	44	36	82.3%
No. of Live Games at the end of the period	208	171	37	21.6%
Average No. of Live Games	196	162	34	21.3%
Total Revenue (£‘m)	£10.3	£3.7	£6.7	181%

In the table above:

“No. of Live Customers at the end of the period” and “Average No. of Live Customers” represent the number of customers from which there is Interactive revenue at the end of the period and the average number of customers from which there is Interactive revenue during the period, respectively.

 “No. of Live Games at the end of the period” and “Average No. of Live Games” represents the number of games from which there is Interactive revenue at the end of the period and the average number of games from which there is Interactive revenue during the period, respectively.

“Total Revenue (£m)” represents total revenue for the Interactive segment, including recurring and upfront service revenue.

Interactive Segment, Recurring Revenue

Set forth below is a breakdown of our Interactive recurring revenue which consists principally of Interactive participation revenue. See "— Interactive Segment Revenue" below for a discussion of Interactive service revenue between the periods under review.

	For the Twelve-Month Period ended		Variance
	Dec 31, 2020	Dec 31, 2019	2020 vs 2019%
(In £ millions)

Interactive Recurring Revenue
Total Interactive Revenue	£10.3	£3.7	£6.7	181%

Total Recurring Revenue - Interactive	£10.2	£3.6	£6.7	187%
Interactive Recurring Revenue as a Percentage of Total Interactive Revenue	98.9%	96.7%	2.2%

Interactive Segment, key events that affected results for the Twelve Months ended December 31, 2020

Customers

North America

In New Jersey, launches with Draftkings, Resorts Casino and WSOP drove significant growth during the year. In addition, our business experienced strong growth from our existing customer base.

In Mexico we deployed Interactive content with Caliente further enhancing our North American footprint.

Europe

The addition of the Sky Vegas brand and new customers 888 and Kindred have performed exceptionally well during the year, with 888 launching in Casino, Bingo, Germany, NJ, Spain and Sweden, with Italy following in 2021.  The three operators generated 9.6% of our gross Interactive Revenue for the year, including 12.3% during the fourth quarter of 2020.

Launches with OPAP and Stoiximan in Greece and Boylesports in Ireland enhanced our presence outside the core UK market.

Content

During the second quarter, our Summer blockbuster titles, Reel King Megaways and Centurion Megaways were launched, utilizing brands we obtained as part of the NTG Acquisition. Both titles have seen strong performance and contributed significantly to growth in 2020.

During the year we had several seasonal content launches that benefitted from priority positioning and promotional activity from our customers. These launches include Chocolate Cashpots, Book of Independence, Book of Halloween and three Christmas titles: Santa King Megaways, Christmas Cashpots and Santa Stacked Freespins.

	For the Twelve-Month Period ended		Variance	Variance
	Dec 31, 2020	Dec 31, 2019	2020 vs 2019	Organic Variance %	Total Functional Currency %	Total Variance %
(In millions)

Service Revenue	$13.3	$4.7	$8.6	116%	181%	182%

Cost of service	(1.9)	(0.7)	(1.2)	159%	166%	168%

Selling, general and administrative expenses	(3.9)	(4.0)	0.1	(15.2)%	(3.8)%	(1.5)%

Stock-based compensation	(0.3)	(0.2)	(0.0)	19.7%	27.0%	9.3%

Depreciation and amortization	(2.3)	(2.9)	0.5	(18.7)%	(18.7)%	(18.6)%

Net operating Income (Loss)	$4.9	$(3.1)	$8.0	(177)%	(260)%	(261)%

Exchange Rate - $ to £	1.29	1.28

Note: Exchange rate in the table is calculated by dividing the USD service revenue by the GBP service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Interactive Segment revenue.

During the period, revenue increased by $8.6 million, or 182%, on a reported basis. On a functional currency at constant rate basis, revenue increased by $8.5 million, or 181%. This increase included a $3.1 million increase attributable to the addition of the NTG Acquisition for the nine months of 2020 ended September 30 (not reflected in organic growth) and $5.5 million from organic growth driven by recurring revenue growth due to the increase in online demand driven by COVID-19 closures, the addition of new customers and territories and from the consistent launch of quality content.

Interactive Segment operating income.

Cost of Service increased by $1.2 million to $1.9 million on a reported basis, with no impact from currency movements. $1.1 million of this increase was due to increased third party platform provider costs, in line with the significant revenue increase for the period.

SG&A expenses decreased by $0.1 million on a reported basis. This decrease includes the impact of adverse currency movements of $0.1 million. On a functional currency at constant rate basis, SG&A decreased by $0.2 million, driven by a $0.5 million increase attributable to the addition of the NTG Acquisition for the nine months of 2020 ended September 30 (not reflected in organic growth) which was fully offset by a reduction of $0.6 million from staff-related cost savings.

Depreciation and amortization decreased by $0.5 million on a reported basis, with no impact of currency movements, from projects going live in the prior period.

Operating profit increased by $8.0 million on a reported basis. On a functional currency at constant rate basis operating profit increased by $8.0 million. This was primarily due to the increase in revenue.

Leisure Segment - Twelve Months ended December 31, 2020 compared to Twelve Months ended December 31, 2019

We generate revenue from our Leisure segment through the rental of our gaming and amusement machines. We receive rental fees for machines, typically on a long-term contract basis, on both a participation and fixed fee basis, with our newer digital pub machines typically contracted on a fixed fee basis. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and any relevant regulatory levies) from gaming terminals placed in our customers’ facilities. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Leisure segment is principally driven by the number of customers we have, the number of gaming machines in operation, the net win performance of the machines and the net win percentage that we receive pursuant to our contracts with our customers.

Leisure segment, Key Performance Indicators

	For the Twelve-Month Period ended		Variance
	Dec 31, 2020	Dec 31, 2019	2020 vs 2019%
Leisure

End of period installed base Gaming Machines (# of terminals)	11,667	12,383	(716)	(5.8)%
Average installed base Gaming Machines (# of terminals)	12,083	12,403	(320)	(2.6)%
End of period installed base Other (# of terminals)	7,193	8,368	(1,175)	(14.0)%
Average installed base Other (# of terminals)	7,925	8,400	(475)	(5.7)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	5,772	5,413	359	6.6%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	2,570	3,177	(607)	(19.1)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	3,461	3,546	(85)	(2.4)%
Inspired Leisure Revenue per Gaming Machine per week	£29.20	£60.11	£(30.91)	(51.4)%
Inspired Pub Digital Revenue per Gaming Machine per week	£32.79	£68.47	£(35.68)	(52.1)%
Inspired Pub Analogue Revenue per Gaming Machine per week	£18.69	£42.81	£(24.12)	(56.3)%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£32.37	£64.83	£(32.46)	(50.1)%
Inspired Other Revenue per Machine per week	£6.93	£19.85	£(12.92)	(65.1)%

Total Leisure Parks Revenue (Gaming and Non Gaming) (£‘m)	£9.1	£4.4	£4.6	104%

(1)	Motorway Service Area machines

In the table above:

“End of period installed base Gaming” and “Average installed base Gaming” represent the number of gaming machines installed (excluding Leisure park machines) that are Category B and Category C only, from which there is participation or rental revenue at the end of the period or as an average over the period.

“End of period installed base Other” and “Average installed base Other” represent the number of all other category machines installed (excluding Leisure park machines) from which there is participation or rental revenue at the end of the period or as an average over the period.

“Revenue per machine unit per week” represents the average weekly participation or rental revenue recognized during the period.

Leisure Segment, Recurring Revenue

Set forth below is a breakdown of our Leisure recurring revenue which consists principally of Leisure participation revenue and Leisure other fixed fee revenue. See "— Leisure Segment Revenue" below for a discussion of leisure service revenue between the periods under review.

Set forth below is a breakdown of our Leisure recurring revenue.

	For the Twelve-Month Period ended		Variance
	Dec 31, 2020	Dec 31, 2019	2020 vs 2019%
(In £ millions)

Leisure Recurring Revenue
Total Leisure Revenue	£33.7	£18.5	£15.2	82.2%

Total Leisure Recurring Revenue	£31.6	£17.5	£14.0	80.2%
Leisure Recurring Revenue as a Percentage of Total Leisure Revenue	93.5%	94.6%	(1.0)%

Leisure Segment, key events that affected results for the Twelve Months ended December 31, 2020

During the period, Revenue per Gaming Machine per week declined by 51.4%. This decline is almost entirely due to shutdowns and tier restrictions in place across all retail venues due to the COVID-19 closures. Other Revenue per Machine per week was impacted more severely, with revenue declining by 65.1% due to social distancing measures affecting space availability.

Gaming machine performance was impacted across all sectors and products within the Leisure segment with Pub Digital Revenue per Gaming Machine declining by 52.1%, Pub Analogue Revenue per Gaming Machine declining by 56.3% and MSA and Bingo Revenue per Gaming Machine declining by 50.1%

During periods when venues were allowed to re-open, Revenue per Gaming Machine per week performed at approximately 63.6% of prior year average, with reductions caused by ongoing social distancing measures.

Revenue from Leisure Parks increased by £4.6 million in the period, largely due to revenue representing a full year in 2020 compared to 3 months for 2019. On a proforma basis revenue declined by approximately £16.6 million, or 64.6%, almost entirely due to COVID-19 closures and restrictions that severely limited the ability of Leisure Parks to open at all and, when they could, restricted the number of machines that could be switched on and the number of people that could enter the premises.

During the year a limited reduction in installed gaming machine base occurred, with a 5.8% decline to 11,667 terminals installed. The reduction in machines largely related to lower margin Category C machines in pubs and MSAs.

The percentage of installed gaming machine base that were digital terminals increased to 72.2% of the total by the end of 2020, an increase from 66.2% at the end of 2019.

During the period, we signed five-year supply deals with two of our main Motorway Service Area customers, including Moto, signed December 2020, and Welcome Break, signed October 2020. We also signed a contract extension with three of our key Leisure Park customers, including two of them by 18 months and one by two years, as well as contract extensions with two significant Pub customers for 12 and 18 months, respectively.

Leisure Segment, Twelve Months ended December 31, 2020

	For the Twelve-Month Period ended		Variance	Variance
	Dec 31, 2020	Dec 31, 2019	2020 vs 2019	Organic Growth %	Total Functional Currency %	Total Growth %
(In millions)

Revenue:
Service	$40.8	$22.6	$18.3	(64.4)%	80.1%	81.0%
Product	2.8	1.2	1.5	(20.9)%	120%	123%
Total revenue	43.6	23.8	19.8	(62.1)%	82.2%	83.1%

Cost of sales, excluding depreciation and amortization:
Cost of service	(9.6)	(4.0)	(5.6)	(46.3)%	138%	139%
Cost of product	(2.0)	(0.9)	(1.1)	(6.1)%	127%	130%
Total cost of sales	(11.6)	(4.9)	(6.7)	(39.1)%	136%	138%

Selling, general and administrative expenses	(30.8)	(12.7)	(18.0)	(32.6)%	141%	141%

Stock-based compensation	(0.1)	(0.1)	(0.1)	101%	182%	162%

Depreciation and amortization	(16.9)	(3.8)	(13.1)	(3.2)%	346%	346%

Net operating Income (Loss)	$(15.8)	$2.3	$(18.1)	(368)%	(775)%	(772)%

Exchange Rate - $ to £	1.29	1.29

Note: Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Leisure Segment Revenue

During the period, revenue increased by $19.8 million, or 83.1%, to $43.6 million on a reported basis. This increase was partly due to favorable currency movements of $0.2 million. On a functional currency at constant rate basis, Leisure revenue increased by $19.6 million, or 82.2%.

Service revenue increased by $18.3 million on a reported basis. Favorable currency movements accounted for $0.2 million. On a functional currency at constant rate basis, Leisure Service revenue increased by $18.1 million, or 80.1%, to $40.8 million. This was driven by the addition of $32.6 million attributable to the addition of the NTG Acquisition for the nine months of 2020 ended September 30 (not reflected in organic growth). This is partly offset by a reduction of $14.5 million driven by COVID-19 closures in the fourth quarter.

Product revenue increased by $1.5 million to $2.8 million on a reported basis. On a functional currency at constant rate basis, the revenue increase was $1.5 million or 120%. This increase was driven by $1.8 million attributable to the addition of the NTG Acquisition for the nine months of 2020 ended September 30 (not reflected in organic growth), partly offset by a decline in Product sales of $0.3 million.

Leisure Segment Operating Income

Cost of sales (excluding depreciation and amortization) increased by $6.7 million to $11.6 million on reported basis. On a functional currency at constant rate basis, Leisure cost of sales increased by $6.6 million or 136%.

Service cost of sales increased by $5.6 million to $9.6 million on a reported basis. On a functional currency at constant rate basis, Service cost of sales increased by $5.5 million or 138%, driven by an increase of $7.4 million in Service costs attributable to the addition of the NTG Acquisition for the nine months of 2020 ended September 30 (not reflected in organic growth), offset by $1.9 million of lower Service costs driven by the reduction in Service revenue driven by the COVID-19 closures.

Product cost of sales increased by $1.1 million to $2.0 million on a reported basis and on a functional currency at constant rate basis. This was primarily due to an increase in Product cost of sales attributable to the addition of the NTG Acquisition for the nine months of 2020 ended September 30 (not reflected in organic growth) of $1.2 million.

SG&A expenses increased by $18.0 million on a reported basis to $30.8 million, which included the impact of unfavorable currency movements of $0.1 million. On a functional currency at constant rate basis SG&A expenses increased by $17.9 million or 141%. This increase was driven by a $22.0 million increase attributable to the addition of the NTG Acquisition for the nine months of 2020 ended September 30 (not reflected in organic growth), partly offset by a reduction of $4.1 million from staff-related cost savings generated from synergies and use of the government furlough scheme.

Depreciation and amortization increased by $13.1 million on a reported basis to $16.9 million. This included an impact of favorable currency movements of $0.1 million. On a functional currency at constant rate basis, Leisure depreciation increased by $13.2 million or 346%. This was driven by a $13.3 million increase in depreciation and amortization attributable to the addition of the NTG Acquisition for the nine months of 2020 ended September 30 (not reflected in organic growth).

Operating income decreased by $18.1 million on a reported basis from an income of $2.3 million to a loss of $15.8 million, which included the impact of favorable currency movements of $0.1 million. On a functional currency at constant rate basis operating income decreased by $18.2 million. This was primarily due to the COVID-19 closures.

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

Functional Currency at Constant rate. Currency impacts discussed have been calculated as the current-period average GBP: USD rate less the equivalent average rate in the prior period, multiplied by the current period amount in our functional currency (GBP). The remaining difference, referred to as functional currency at constant rate, is calculated as the difference in our functional currency, multiplied by the prior-period average GBP: USD rate, as a proxy for functional currency at constant rate movement.

Currency Movement represents the difference between the results in our reporting currency (USD) and the results on a functional currency at constant rate basis.

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Loss, to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA

	For the Twelve-Month Period ended
	Dec 31,	Dec 31,
	2020	2019
(In millions)

Net loss	$(29.2)	$(37.0)

Items Relating to Legacy Activities:
Pension charges (1)	0.6	0.6

Items outside the normal course of business:
Costs of group restructure (2)	0.8	3.3
Acquisition and integration related transaction expenses (3)	7.0	6.7
Impairment on interest in equity method investee (4)	0.7	-
Italian tax related costs relating to prior years	-	0.4

Stock-based compensation expense	4.8	9.0

Depreciation and amortization	52.3	42.0
Interest Income	(0.6)	(0.1)
Interest Expense	30.6	27.8
Change in fair value of earnout liability	-	2.3
Change in fair value of derivative liability	-	(3.0)
Other finance expenses / (income)	4.7	(3.2)
Income tax	0.4	0.1
Adjusted EBITDA	$72.1	$49.0

Adjusted EBITDA	£55.5	£38.2

Exchange Rate - $ to £ (5)	1.30	1.28

Reconciliation to Adjusted EBITDA by segment for the Twelve Months ended December 31, 2020

	For the Twelve-Month Period ended
	Dec 31, 2020
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
(In millions)
Net Income/(loss)	$(29.2)	$29.5	$21.0	$4.9	$(15.8)	$(68.8)

Items Relating to Legacy Activities:
Pension charges (1)	0.6					0.6

Items outside the normal course of business:
Costs of group restructure (2)	0.8					0.8
Acquisition and integration related transaction expenses (3)	7.0					7.0
Impairment on interest in equity method investee(4)	0.7					0.7
Italian tax related costs relating to prior years (5)	-					-

Stock-based compensation expense	4.8	0.8	0.4	0.3	0.1	3.2

Depreciation and amortization	52.3	27.6	3.7	2.3	16.9	1.8
Interest Income	(0.6)					(0.6)
Interest Expense	30.6					30.6
Change in fair value of earnout liability	-					-
Change in fair value of derivative liability	-					-
Other finance expenses / (income)	4.7					4.7
Income tax	0.4					0.4
Adjusted EBITDA	$72.1	$57.9	$25.1	$7.5	$1.3	$(19.7)

Adjusted EBITDA	£55.5

Exchange Rate - $ to £ (6)	1.30

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical, these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Twelve Months ended December 31, 2019

	For the Twelve-Month Period ended
	Dec 31, 2019
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
(In millions)
Net Income/(loss)	$(37.0)	$0.3	$21.6	$(3.1)	$2.3	$(58.1)

Items Relating to Legacy Activities:
Pension charges (1)	0.6					0.6

Items outside the normal course of business:
Costs of group restructure (2)	3.3	1.1		0.1		2.1
Acquisition and integration related transaction expenses (3)	6.7					6.7
Impairment on interest in equity method investee(4)	-					-
Italian tax related costs relating to prior years (5)	0.4		0.4			-

Stock-based compensation expense	9.0	1.0	0.6	0.2	0.1	7.1

Depreciation and amortization	42.0	30.4	2.6	2.9	3.8	2.3
Interest Income	(0.1)					(0.1)
Interest Expense	27.8					27.8
Change in fair value of earnout liability	2.3					2.3
Change in fair value of derivative liability	(3.0)					(3.0)
Other finance expenses / (income)	(3.2)					(3.2)
Income tax	0.1					0.1
Adjusted EBITDA	$49.0	$32.8	$25.2	$0.1	$6.2	$(15.3)

Adjusted EBITDA	£38.2

Exchange Rate - $ to £ (5)	1.28

Notes to EBITDA tables above:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.
(2)	“Costs of group restructure” include redundancy costs, Payments In Lieu of Notice costs, any associated employer taxes and costs associated with onerous property leases. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs. These costs were primarily incurred in connection with the property consolidation.

(3)	Acquisition and integration related transaction expenses, Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(4)	In April 2020, the Company disposed of its 40% non-controlling equity interest in Innov8 Gaming Limited which resulted in the investment of $0.7 million being written off.

(5)	“Italian tax related costs relating to prior years invoicing” relate to VAT charges and associated costs, relating to prior years, imposed on our Virtual Sports segment following changes in interpretation of legislation and an ongoing VAT audit in line with prior years disclosure.
(6)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Liquidity and Capital Resources

Year ended December 31, 2020 compared to Year ended December 31, 2019

	12 Months ended		Variance
	Dec 31, 2020	Dec 31, 2019	2020 to 2019
(in millions)

Net loss	$(29.2)	$(37.0)	$7.8

Amortization of debt fees	3.4	9.0	(5.6)

Change in fair value of derivative and earnout liabilities and stock-based compensation expense	5.7	8.3	(2.6)
Impairment expense	0.7	0.0	0.7
Foreign currency translation on senior bank debt and cross currency swaps	5.6	(1.3)	6.9
Depreciation and amortization (incl RoU assets)	55.9	43.0	12.9
Other net cash generated by operating activities	10.8	8.7	2.1
Net cash provided by operating activities	52.9	30.7	22.2

Net cash used in investing activities	(29.9)	(133.4)	103.5
Net cash (used)/generated by financing activities	(8.2)	113.5	(121.7)
Effect of exchange rates on cash	3.2	2.3	0.9
Net increase in cash and cash equivalents	$18.0	$13.1	$4.9

Net cash provided by operating activities.

For the year ended December 31, 2020, net cash inflow provided by operating activities was $52.9 million, compared to a $30.7 million inflow for the year ended December 31, 2019, representing a $22.2 million increase in cash generation.

Amortization of debt fees decreased by $5.6 million to $3.4 million. The current year’s non-cash interest expense was related to amortization of debt fees incurred in relation to the business refinancing in October 2019. The prior year’s expense was related to the amortization of debt fees incurred in relation to the business refinancing in October 2019 and in August 2018. The remainder of debt fees relating to the August 2018 refinancing were amortized in October 2019 resulting in a one-off amortization charge of $7.3 million.

Change in fair value of derivative and earnout liabilities and stock-based compensation expense reduced by $2.6 million, from an inflow of $8.3 million to an inflow of $5.7 million. Movements in the market value of the stock price in the year ended December 31, 2019 resulted in a $2.3 million higher earnout inflow. There was also a $4.3 million higher inflow relating to stock-based compensation expense in the year ended December 31, 2019. These were offset by a $3.9 million movement relating to cross-currency swaps. On March 25, 2019, the shares relating to the earnout liability were issued resulting in no further inflows or outflows after this date.

Foreign currency translation on senior bank debt and cross currency swaps following the refinancing on October 1, 2019 resulted in a gain in the year ended December 31, 2020 of $5.6 million as a result of the movement in exchange rates during the period, compared to a $1.3 million loss in the year ended December 31, 2019.

Depreciation and amortization increased by $12.9 million to $55.9 million with increases of $8.0 million in depreciation and $3.3 million in development costs and licenses following the NTG Acquisition. In addition, a full year expense of $3.6 million was incurred in the year ended December 31, 2020, relating to the amortization of Right of Use assets under ASC842, an increase of $2.6 million over the year ended December 31, 2019 when the expense only incurred in the final quarter of that year.

Other net cash generated by operating activities increased by $2.1 million, to a $10.8 million inflow despite the significant impact in the current year of the COVID-19 closures. Movements in trading levels generated a $10.2 million benefit in current taxes with further favorable movements in deferred revenue and accruals of $2.0 million and $3.7 million, respectively. These were partly offset by adverse movements in accounts receivable of $1.4 million, accounts payable $11.7 million and inventory $0.7 million. Throughout the year ended December 31, 2020, and especially upon the outbreak of the COVID-19 closures, management actively managed our cash levels to seek to optimize our liquidity position.

Included within net cash provided by operating activities were $41.0 million of receipts relating to VAT reclaims and $7.9 million of payments relating to transaction and integration expenses and $1.0 million of payments relating to restructuring costs. This compares to $6.1 million relating to transaction expenses and $3.3 million relating to restructuring costs in the prior year. There were no receipts related to VAT reclaims in the prior year.

Net cash used in investing activities.

Net cash used in investing activities decreased by $103.5 million to $29.9 million in the year ended December 31, 2020. The year ended December 31, 2019 included a payment of $105.9 million in respect of the NTG Acquisition. During the year ended December 31, 2020, we increased capital spending by $1.8 million, largely as a result of the addition of the NTG Acquisition for the full year, compared with only 3 months during the prior year. Capital spending during 2020 was reduced significantly from planned levels as a direct consequence of the COVID-19 closures.

Net cash used by financing activities. During the year ended December 31, 2020, net cash used by financing activities was $8.2 million, compared to a $113.5 million inflow in the year ended December 31, 2019. Repayment of all amounts drawn on our revolver during the year ended December 31, 2020 resulted in an outflow of $4.2 million. Further outflows in the year related to finance lease payments of $0.9 million and a $3.1 million payment of lender fees associated with the changes made to the debt terms and covenant levels as a result of the COVID-19 closures. The year ended December 31, 2019 included a net debt inflow of $111.1 million plus a $2.8 million increase in the level of revolver drawn offset by $0.4 million of finance lease payments, the result of the NTG Acquisition and subsequent refinancing.

Funding Needs and Sources

To fund our obligations we have relied historically on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of December 31, 2020, we had liquidity of $47.1 million in cash and cash equivalents and a further $27.3 million of an undrawn revolver facility. This compares to $29.1 million of cash and cash equivalents as at December 31, 2019 and a further $23.4 million of an undrawn revolver facility. We had a working capital inflow of $10.9 million for the year ended December 31, 2020, compared to an $8.7 million inflow for the year ended December 31, 2019. The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization as well as the seasonality evident in some of the businesses purchased as part of the NTG Acquisition. In periods with minimal machine volumes and capital spend, our working capital is more stable. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are higher than typical and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels which have been seen during 2020 following the COVID-19 closures, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Some of our business operations require cash to be held within the machines. As of December 31, 2020, $1.5 million of our $47.1 million of cash and cash equivalents were held as operational floats within the machines. In addition, we held a further $7.2 million of ring-fenced cash.

Management currently believes that despite the reduced trading levels caused by the COVID-19 closures, the Company’s cash balances on hand, cash flows expected to be generated from operations, the refinancing of the business following the NTG Acquisition in October 2019 and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through March 2022.

Long Term and Other Debt

	December 31, 2020		December 31, 2019
(In millions)

Cash held	£34.5	$47.1	£22.0	$29.1
Revolver drawn	0.0	0.0	(2.0)	(2.6)
Original principal senior debt	(229.6)	(313.3)	(216.5)	(286.0)
Cash interest accrued	(4.9)	(6.8)	(4.2)	(5.5)
Finance lease creditors	(0.6)	(0.8)	(0.1)	(0.1)
Total	£(200.6)	$(273.8)	£(200.8)	$(265.2)

See Note 13 Long Term and Other Debt of the Financial Statements for detail of the debts held during 2019 and 2020.

Debt Covenants

Under our debt facilities in place as of December 31, 2020 and December 31, 2019 we are subject to covenant testing at quarterly intervals. The covenant testing is set at the level of Inspired Entertainment Inc., the ultimate holding company, and consists of a test on Leverage (Consolidated Total Net Debt/Consolidated Pro Forma EBITDA) and a test on the level of capital expenditure. These are measured under U.S. GAAP. Leverage is to be tested at quarterly intervals commencing for the period ending June 30, 2020 and capital expenditure is tested annually commencing on December 31, 2019.

Prior to reaching our first leverage covenant test on June 30, 2020, the covenants were reset as a direct result of the COVID-19 closures and subsequent loss of trading as a result of government lockdowns in many key trading countries around the world. Formal agreement of the revised covenants was achieved on June 25, 2020.

There were no breaches of the debt covenants in the periods ended December 31, 2020 and December 31, 2019.

Liens and Encumbrances

As of December 31, 2020, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Contractual Obligations

As of December 31, 2020, our contractual obligations were as follows:

Contractual Obligations (in millions)	Total	Less than 1 yr	1-3 years	3-5 years	More than 5 yrs
Operating activities
Interest on long term debt	$108.5	$31.8	$51.0	$25.7	$-

Financing activities
Senior bank debt - principal repayment	313.3	-	-	313.3	-
Finance lease payments	0.8	0.6	0.2	-	-
Operating lease payments	12.8	3.6	4.4	2.4	2.4
Interest on non-utilisation fees	2.1	0.5	1.1	0.5	-
Total	$437.5	$36.5	$56.7	$341.9	$2.4

Off-Balance Sheet Arrangements

As of December 31, 2020, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

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

Interest Rate Risk

We have external borrowings that are subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2020, we had £145.8 million ($199.0 million) and €93.1 million ($114.3 million) of senior bank debt that is subject to a floating interest rate charge that can vary with the 3-month LIBOR and the 3-month EUROBOR rates. If the floating interest rates increased by 1%, the additional interest charge would be approximately $2.9 million. If the floating interest rates increased by 5%, the additional interest charge would be approximately $14.6 million.

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

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net liabilities total approximately $99.5 million and our US Dollar functional currency net assets total approximately $2.8 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2020 would result in translation adjustments of approximately $8.1 million and $0.3 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained earnings earned in Euros and in US Dollars in the period ended December 31, 2020 were €2.1 million and a loss of $12.6 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2020 would result in translation adjustments of approximately $0.2million and $1.2 million, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results by approximately $1.8 million and would result in translation adjustments of approximately $1.1 million, recorded in other comprehensive loss.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Executive Chairman and our Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Remediation of Material Weakness Disclosed in Form 10-K for the Year Ended December 31, 2019.

As disclosed in the annual report on Form 10-K for the year ended December 31, 2019, the Company identified a material weakness in its internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the audit of our consolidated financial statements and related disclosures as of and for the year ended December 31, 2019, we identified certain misstatements in our draft year-end footnote disclosures which were not individually material but which in aggregate led to a material weakness in our internal control over financial reporting. All significant identified errors were corrected. The material weakness did not result in any identified misstatements in the related financial statements or footnote disclosures and there were no changes to previously released financial statements or footnote disclosures apart from two immaterial account reclassifications, one on the balance sheet and one on the statement of cash flows. Management concluded that the misstatements in the footnote disclosures were the result of several unusual events occurring during the fourth quarter 2019 and during the related accounting closing and reporting period leading up to our Annual Report on Form 10-K including office closures due to the COVID-19 outbreak, a significant acquisition, and first time adoption of accounting standards which, in the aggregate, contributed to a breakdown in related controls over footnote disclosures review. As a result of the material weakness, management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

Enhancements to processes and controls which have been implemented during 2020 and during the related year-end accounting closing and reporting period as well as changes in circumstances have improved the control environment surrounding financial reporting, as follows:

●	We enhanced our review controls and procedures for footnote disclosures adding additional review points throughout the footnote disclosure drafting process.
●	We increased the extent of reviews of footnote disclosures adding an additional reviewer.
●	Since early 2020, working from home has become the norm. The additional complications caused by the office closures in the early stages of the COVID-19 outbreak have not recurred during 2020 as processes have been adapted to effectively handle the new working environment. As a result, more time has been available to dedicate to the initial process of drafting the financial statements and related footnote disclosures, including reviewing the support schedules prepared by others.

Management has completed our assessment of the design and effectiveness of the enhanced internal controls and determined that as of December 31, 2020, the controls were adequately designed and operating effectively; therefore, management concludes that the material weaknesses has been remediated.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

As a non-accelerated filer, the Company is not required to include in this report a report on the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

Except for the changes noted above regarding the material weakness remediation, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2021, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2021, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2021, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2021, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2021, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. The required consolidated financial statements and notes thereto are presented starting on page F-1 of this report.

(2)	Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the consolidated financial statements and notes thereto presented starting on page F-1 of this report.

(b)	Exhibits listed on page 67.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Inspired Entertainment, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inspired Entertainment, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ deficit and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Use of IT Systems to track and invoice revenue and the determination of the various promises in the arrangement

Certain of the Company’s revenue contracts with customers include multiple promises (such as hardware, software and maintenance, among others). The Company is required to evaluate whether each promise represents a performance obligation. The evaluation of whether promises are both capable of being distinct and distinct in the context of a contract (and thus constitute performance obligations) can require significant judgment and could change the amount of revenue recognized in a given period.

We identified the determination of performance obligations for contracts with higher contract values as a critical audit matter because of the judgments and estimates management makes to evaluate such contracts and the impact of such judgments on the amount of revenue recognized in a given period. This required a high degree of auditor judgment and an increased extent of testing.

Addressing the matter involved performing procedures on a sample basis and evaluation of audit evidence that included, among others

●	Evaluating contract terms and conditions,
●	Reviewing and assessing the methodology applied and testing the reliability and mathematical accuracy of the underlying data and calculations,
●	Testing management’s identification of performance obligations by evaluating whether the promises were both capable of being distinct and distinct within the context of the contract, including reading the selected contracts and inquiring of certain of the Company’s accounting and operations personnel to understand the nature of the promises and how they are delivered to the customer, and
●	Evaluating and concluding on the reasonableness of management’s judgments and estimates.

We involved IT professionals with specialized skills and knowledge, who assisted in evaluating the sufficiency of the audit evidence obtained related to:

●	General IT controls and IT application controls for the relevant IT systems used to gather and process data,
●	The transfer of information among the different systems used to gather the data, and
●	The configuration and change management controls for the reports that were used from the various systems to determine the amount of revenue recognized.

Capitalization of Internally and Externally Developed Software

The Company classifies software development costs as either internal use software or external use software, any costs incurred during preliminary project stages are expensed as incurred; direct costs incurred during the application development stages are capitalized; and costs incurred during the post-implementation/operation stages are expensed. Once the software is placed in operation, the Company amortizes the capitalized cost of the software over its economic useful life, which ranges from two to five years. During the year ended December 31, 2020, the Company capitalized $14,600,000 of software development costs.

We identified the evaluation of the Company’s capitalization of internal direct labor costs as a critical audit matter. There were inherent challenges in obtaining an understanding of the structure of systems and processes used to capture the large volumes of internal direct labor data. Furthermore, subjective judgement was required to evaluate the relevant data that was captured and aggregated, and to assess the sufficiency of the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included the following.. We involved IT professionals with specialized skills and knowledge, who assisted in evaluating the sufficiency of the audit evidence obtained related to:

●	General IT controls and IT application controls for the relevant IT systems used to gather and process data,
●	The transfer of information among the different systems used to gather the data, and
●	The configuration and change management controls for the reports that were used from the various systems to determine the amount of internal direct labor costs to capitalize.

In addition, we evaluated, on a sample basis, the Company’s manual aggregation of information from various IT systems, to determine the sufficiency of the audit evidence obtained, by:

●	Inspecting the capital project codes to assess that the nature of the activity is capitalized in accordance with U.S. generally accepted accounting principles,
●	Comparing salary and wage information for capitalized internal direct labor costs to employee human resource documents and system profiles,
●	Comparing the hours of capitalized internal direct labor to the hours recorded to capital activities on the employees’ timesheets,
●	Inquiring of employees and project managers as to the accuracy of the hours reflected as capital activities on the employee timesheets, and
●	Evaluating the methodology used to determine the labor rates and comparing the cost types, dates incurred, and amounts of labor costs used to derive the labor rates to data from the source systems.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2016

New York, NY

March 26, 2021

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31, 2020	December 31, 2019
Assets
Cash	$47.1	$29.1
Accounts receivable, net	27.5	24.2
Inventory, net	17.6	18.8
Prepaid expenses and other current assets	16.8	23.2
Total current assets	109.0	95.3

Property and equipment, net	65.5	79.3
Software development costs, net	42.4	46.9
Other acquired intangible assets subject to amortization, net	7.7	9.9
Goodwill	83.7	80.9
Right of use asset	12.5	9.4
Investment	—	0.6
Other assets	3.3	5.1
Total assets	$324.1	$327.4

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$17.9	$22.2
Accrued expenses	31.4	31.2
Corporate tax and other current taxes payable	14.4	6.6
Deferred revenue, current	11.5	10.1
Operating lease liabilities	3.6	3.6
Other current liabilities	2.5	1.9
Current portion of long-term debt	—	2.6
Current portion of finance lease liabilities	0.6	0.1
Total current liabilities	81.9	78.3

Long-term debt	297.5	270.5
Finance lease liabilities, net of current portion	0.2	—
Deferred revenue, net of current portion	11.4	17.7
Derivative liability	1.7	—
Operating lease liabilities	9.2	5.2
Other long-term liabilities	10.9	5.2
Total liabilities	412.8	376.9

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Series A Junior Participating Preferred stock; $0.0001 par value; 1,000,000 shares authorized; 49,000 shares designated; no shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 22,430,475 shares and 22,230,768 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Additional paid in capital	350.6	346.6
Accumulated other comprehensive income	31.1	45.1
Accumulated deficit	(470.4)	(441.2)
Total stockholders’ deficit	(88.7)	(49.5)
Total liabilities and stockholders’ deficit	$324.1	$327.4

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in millions, except share and per share data)

	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenue:
Service	$178.7	$134.5
Product sales	21.1	18.9
Total revenue	199.8	153.4

Cost of sales, excluding depreciation and amortization:
Cost of service	(30.1)	(25.4)
Cost of product sales	(14.4)	(12.9)
Selling, general and administrative expenses	(89.6)	(79.4)
Acquisition and integration related transaction expenses	(7.0)	(6.7)
Depreciation and amortization	(52.3)	(42.0)
Net operating income (loss)	6.4	(13.0)

Other expense
Interest income	0.6	0.1
Interest expense	(30.6)	(27.8)
Change in fair value of earnout liability	—	(2.3)
Change in fair value of derivative liability	—	3.0
Loss from equity method investee	(0.5)	(0.1)
Other finance (expense) income	(4.7)	3.2

Total other expense, net	(35.2)	(23.9)

Loss before income taxes	(28.8)	(36.9)
Income tax expense	(0.4)	(0.1)
Net loss	(29.2)	(37.0)

Other comprehensive loss:
Foreign currency translation loss	(5.4)	(2.4)
Change in fair value of hedging instrument	(2.9)	2.9
Reclassification of loss (gain) on hedging instrument to comprehensive income	1.5	(4.4)
Actuarial losses on pension plan	(7.2)	(6.9)
Other comprehensive loss	(14.0)	(10.8)

Comprehensive loss	$(43.2)	$(47.8)

Net loss per common share – basic and diluted	$(1.30)	$(1.69)

Weighted average number of shares outstanding during the year – basic and diluted	22,399,333	21,892,964

Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(4.8)	$(9.0)

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in millions, except share data)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit
Balance as of January 1, 2019	20,870,397	$—	$329.9	$55.9	$(404.2)	$(18.4)
Foreign currency translation adjustments	—	—	—	(2.4)	—	(2.4)
Actuarial losses on pension plan	—	—	—	(6.9)	—	(6.9)
Change in fair value of hedging instrument	—	—	—	2.9	—	2.9
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(4.4)	—	(4.4)
Conversion of awards previously classified as derivatives	—	—	0.8	—	—	0.8
Shares issued in earnout	1,323,558	—	8.6	—	—	8.6
Shares issued upon net settlement of RSUs	36,813	—	(0.9)	—	—	(0.9)
Stock-based compensation expense	—	—	8.2	—	—	8.2
Net loss	—	—	—	—	(37.0)	(37.0)

Balance as of December 31, 2019	22,230,768	—	346.6	45.1	(441.2)	(49.5)
Foreign currency translation adjustments	—	—	—	(5.4)	—	(5.4)
Actuarial losses on pension plan	—	—	—	(7.2)	—	(7.2)
Change in fair value of hedging instrument	—	—	—	(2.9)	—	(2.9)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	1.5	—	1.5
Shares issued upon net settlement of RSUs	192,058	—	(0.7)	—	—	(0.7)
Stock-based compensation expense - ESPP	7,649	—	—	—	—	—
Stock-based compensation expense	—	—	4.7	—	—	4.7
Net loss	—	—	—	—	(29.2)	(29.2)

Balance as of December 31, 2020	22,430,475	$—	$350.6	$31.1	$(470.4)	$(88.7)

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash flows from operating activities:
Net loss	$(29.2)	$(37.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52.3	42.0
Amortization of right of use asset	3.6	1.0
Stock-based compensation expense	4.8	9.0
Change in fair value of derivative liability	—	(3.0)
Change in fair value of earnout liability	—	2.3
Impairment of investment in equity method investee	0.7	—
Foreign currency translation on senior bank debt	5.6	0.8
Foreign currency translation on cross currency swaps	—	(3.6)
Reclassification of loss on hedging instrument to comprehensive income	0.9	—
Non-cash interest expense relating to senior debt	3.4	9.0
Changes in assets and liabilities:
Accounts receivable	(2.9)	3.3
Inventory	1.3	2.0
Prepaid expenses and other assets	8.8	3.3
Corporate tax and other current taxes payable	6.6	(3.6)
Accounts payable	(4.8)	6.9
Deferred revenues and customer prepayment	(5.7)	(9.5)
Accrued expenses	10.9	7.2
Operating lease liabilities	(2.8)	(1.3)
Other long-term liabilities	(0.6)	1.9
Net cash provided by operating activities	52.9	30.7

Cash flows from investing activities:
Purchases of property and equipment	(15.4)	(10.5)
Cash paid for NTG Acquisition	—	(105.9)
Purchases of capital software	(14.5)	(17.0)
Net cash used in investing activities	(29.9)	(133.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	270.6
Proceeds from issuance of revolver	—	2.8
Repayments of revolver and long-term debt, including exit premium	(4.2)	(144.2)
Payment of financing costs	—	(15.2)
Debt fees incurred	(3.1)	—
Repayments of finance leases	(0.9)	(0.5)
Net cash (used in) provided by financing activities	(8.2)	113.5

Effect of exchange rate changes on cash	3.2	2.3

Net increase in cash	18.0	13.1
Cash, beginning of period	29.1	16.0
Cash, end of period	$47.1	$29.1

Supplemental cash flow disclosures
Cash paid during the period for interest	$13.3	$12.6
Cash paid during the period for income taxes	$0.2	$—
Cash paid during the period for operating leases	$3.3	$2.2

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital from net settlement of RSUs	$(0.7)	$(0.9)
Lease liabilities arising from obtaining right of use assets	$(6.8)	$(9.6)
Adjustment to goodwill arising from adjustment to fair value of assets acquired	$(0.2)	$—
Property and equipment acquired through finance lease	$1.5	$—
Capitalized interest payments	$10.6	$—
Assets arising from asset retirement obligations	$1.0	$—
Additional paid in capital reclassified from derivative liability	$—	$0.8

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

1.	Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies

Company Description and Nature of Operations

We are a global gaming technology company, supplying content, platform and other products and services to online and land-based regulated lottery, betting and gaming operators worldwide through a broad range of distribution channels, predominantly on a business-to-business basis. We provide end-to-end digital gaming solutions (i) on our own proprietary and secure network, which accommodates a wide range of devices, including land-based gaming machine terminals, mobile devices and online computer applications and (ii) through third party networks. Our content and other products can be found through the consumer-facing portals of our interactive customers and, through our land-based customers, in licensed betting offices, adult gaming centers, pubs, bingo halls, airports, motorway service areas and leisure parks.

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

On October 1, 2019, the Company completed the acquisition of the Gaming Technology Group of Novomatic UK Ltd., a division of Novomatic Group, an international supplier of gaming equipment and solutions.

Management Liquidity Plans

As of December 31, 2020, the Company’s cash on hand was $47.1 million, and the Company had working capital of $27.1 million. The Company recorded net losses of $29.2 million and $37.0 million for the year ended December 31, 2020 and 2019, respectively. Net losses include excess depreciation and amortization over capital expenditure of $22.4 million and $14.5 million for the year ended December 31, 2020 and 2019, respectively, and non-cash stock-based compensation of $4.8 million and $9.0 million for the year ended December 31, 2020 and 2019, respectively. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $52.9 million and $30.7 million for the year ended December 31, 2020 and 2019, respectively. Working capital of $27.1 million includes a non-cash settled item of $11.5 million of deferred income. Management currently believes that, absent any long-term coronavirus (“COVID-19”) impact (see below), the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through March 2022.

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

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Recharacterization of Previously Reported Information

In prior years, and up to and including the interim period nine months ended September 30, 2020, the Company operated its business along three operating segments: Server Based Gaming, Virtual Sports (which included Interactive) and Acquired Businesses. During the period subsequent to September 30, 2020, the Company has completed the process of changing its internal structure, which has been ongoing since the NTG Acquisition, and as a result has changed the composition of its operating segments. The Company now operates its business along four operating segments, which are segregated based on the basis of revenue stream: Gaming, Virtual Sports, Interactive and Leisure. The Company believes this method of segment reporting reflects both the way its business segments are now managed and the way the performance of each segment is now evaluated.

As part of the recharacterization exercise, certain items of Revenue, Cost of Sales and Selling and Administrative Expenses have been recharacterized to ensure consistency with similar items across the Group. The revenue recharacterizations are to ensure spares and similar items are reflected with other items of hardware (Product Sales). The resulting impact on previously reported information for the year ended December 31, 2019 is as follows: Service Revenue, previously reported $134.9 million, now $134.5 million; Product Sales Revenue, previously reported $18.5 million, now $18.9 million; Cost of Service, previously reported $23.5 million, now $25.4 million; Cost of Product Sales, previously reported $12.6 million, now $12.9 million; Selling, General and Administrative Expenses (excluding Stock-based compensation), previously reported $72.6 million, now $70.4 million. The recharacterization has no impact on the previously reported Net Operating Loss, Net Loss or Net Comprehensive Loss for the year ended December 31, 2019.

Principles of Consolidation

All monetary values set forth in these consolidated financial statements are in US Dollars (“USD”) unless otherwise stated herein. The accompanying consolidated financial statements include the results of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

For most of our operations, the British pound (“GBP”) is our functional currency. Our reporting currency is the USD. We also have operations where the local currency is the functional currency, including our operations in mainland Europe and North America. Assets and liabilities of foreign operations are translated at period-end rates of exchange, equity is translated at historical rates of exchange and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficit. Gains or losses resulting from foreign currency transactions are included in Selling, general and administrative expenses, Interest income (expense) and Other finance (costs) income in the Consolidated Statement of Operations and Comprehensive Loss.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

Cash

We deposit cash with financial institutions that management believes are of high credit quality. Substantially all of the Company’s cash is held outside of the U.S. The cash balance of $47.1 million at December 31, 2020 includes amounts of $6.7 million of ring-fenced cash in respect of interest payable under our Senior Facilities Agreement (see Note 13), and $0.5 million of ring-fenced cash relating to a letter of credit held by the Company. The interest payable is a rolling quarterly amount, whilst the letter of credit cash is expected to be released on April 30, 2021.

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

Under certain contracts, the timing of our invoices does not coincide with revenue recognized under the contract. We have unbilled accounts receivable which represent revenue recorded in excess of amounts invoiced under the contract and generally become billable at contractually specified dates. These amounts consist primarily of revenue from our share of net winnings earned on a daily basis where the billing period does not fall on the last day of the period. We had $8.2 million and $15.3 million of unbilled accounts receivable as of December 31, 2020 and December 31, 2019, respectively.

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

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

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

Research and development costs are expensed as incurred. Research and development related primarily to software product development costs is expensed until technological feasibility has been established. Research and development costs amounting to $3.9 million and $3.8 million were expensed during the year ended December 31, 2020 and 2019, respectively. Employee related costs associated with related product development are included in Selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss.

Goodwill and Other Acquired Intangible Assets

Our principal acquired intangible assets relate to goodwill, trademarks and customer relationships. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in a business combination, and increased in the prior year due to the NTG acquisition (see Note 2). Trademarks and customer relationships were originally recorded at their fair values in connection with business combinations.

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

Impairment of Goodwill and Long-Lived Assets

We test for goodwill impairment at least annually on the last day of our fiscal period, and whenever other facts and circumstances indicate that the carrying value may not be recoverable. For goodwill impairment evaluations, we first make a qualitative assessment to determine if goodwill is likely to be impaired. If it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. Goodwill is carried, and therefore tested, at the reporting unit level. We have four segments, Gaming, Virtual Sports, Interactive and Leisure, as detailed in Note 26. If the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, will be measured by comparing the implied fair value of goodwill to its carrying amount and would be charged to operations as an impairment loss. A mixture of qualitative and quantitative tests were carried out as of December 31, 2020 and 2019 and no impairment was required at any of these dates.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

Equity Method Investment

For investments in entities over which the Company exercises significant influence, but which do not meet the requirements for consolidation, the Company uses the equity method of accounting. On October 1, 2019, the Company acquired a 40% noncontrolling interest in Innov8 Gaming Limited in connection with the Acquisition (see Note 2), and in April 2020 this interest was disposed of. The value of the Company’s equity method investment was $0.7 million as of December 31, 2019, and was impaired to $Nil in March 2020 prior to disposal. The Company’s share of earnings from its equity method investee, including the impairment, is presented in Loss from equity method investee in the Consolidated Statement of Operations and Comprehensive Loss.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investment may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other-than-temporary.

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

Debt Issuance Costs

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

Value Added Tax

The Company is subject to Value Added Tax (“VAT”) in some locations. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods and services sold less VAT paid on purchases made with the relevant supporting invoices. VAT is collected from customers by the Company on behalf of the tax authorities and is therefore not charged to the Consolidated Statement of Operations and Comprehensive Loss.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

The Company assesses classification of its common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its outstanding common stock purchase warrants satisfied the criteria for classification as equity instruments at December 31, 2020 and December 31, 2019.

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

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

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

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

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

Gaming

Revenue from Gaming terminals, access to our content and platform, including electronic table gaming products is recognized in accordance with the criteria set forth in ASC 606 and is usually based upon a contracted percentage of the operator’s net winnings from the terminals’ daily use. Where this is not the case, including in the case of maintenance only contracts on self-serve betting terminals, revenue is based upon a fixed daily or weekly usage fee. We recognize revenue from these arrangements in accordance with the series guidance over time on a daily basis over the term of the arrangement, or when not specified over the expected customer relationship period. Performance obligations under these arrangements may include the delivery and installation of our terminals for use over a term, as well as service obligations related to terminal repairs and server based content and maintenance. Consideration with respect to these performance obligations typically takes the form of usage based fees, billed at the end of a set period (usually monthly) and due typically 30 days from the date of the invoice.

Terminal sales take the form of a transfer of ownership of our developed gaming terminals, and are recognized as Product Sales at a point in time upon delivery as they are considered to meet the required criteria to be considered distinct. Payment for terminal sales is typically due a set number of days after delivery.

Gaming arrangements typically include service level agreements, consisting of a specified amount of ‘uptime’ with financial penalties for breaches in excess of specified levels.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

Virtual Sports Revenue

Revenue from licensing of our gaming software is recognized in accordance with the criteria set forth in ASC 606. Virtual sports retail revenue, which includes the provision of virtual sports content and services to retail betting outlets, and virtual sports online revenue, which includes the provision of virtual sports content and services to mobile operators, is usually based upon a contracted percentage of the operator’s net winnings or, occasionally, a fixed rental fee. We recognize revenue for these fees over time on a daily or weekly basis over the term of the arrangement, or, where appropriate when the contracted percentages vary prospectively with total operator’s net winnings generated, we estimate the amount of variable consideration to which we will be entitled, up to and including the date at which the contracted percentages reset, and recognize this estimated consideration over time. Consideration with respect to these performance obligations typically takes the form of usage based fees, billed at the end of a set period (usually monthly) and due typically 30 days from the date of the invoice.

These arrangements also may include a perpetual license billed up front, granted to the customer for access to our gaming platform and content. As these up front bills represent payment for future services, revenue from the licensing of perpetual licenses is recognized ratably over time, or when not specified, over the expected customer relationship period. Upfront fees are normally billed upon signing of the relevant agreement, and become due and payable at set times thereafter.

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

Interactive Revenue

Interactive revenue, which includes slot and table game offerings from our Gaming segment, as well as interactive-only content, via our remote gaming servers, is based upon a contracted percentage of the operator’s net winnings or a fixed rental fee. We recognize revenue for these fees over time on a daily or weekly basis over the term of the arrangement, or, where appropriate when the contracted percentages vary prospectively with total operator’s net winnings generated, we estimate the amount of variable consideration to which we will be entitled, up to and including the date at which the contracted percentages reset, and recognize this estimated consideration over time. Consideration with respect to these performance obligations typically takes the form of usage based fees, billed at the end of a set period (usually monthly) and due typically 30 days from the date of the invoice.

Leisure Revenue

The Leisure segment earns revenue from providing gaming machine terminals and amusement machine terminals to pubs, holiday resorts and amusement arcades, both standalone and within motorway service stations. Revenue from these activities is based upon a contracted percentage of the operator’s net winnings from the terminals’ daily use, or a fixed daily or weekly rental fee.

We jointly operate arcades within holiday resorts with the resort owners. Revenue is based on a contractually agreed share of takings. We also wholly operate a number of gaming arcades within certain motorway service stations.

We recognize revenue from these arrangements, in accordance with the series guidance as set forth in ASC 606, over time over the term of the arrangement, or when not specified over the expected customer relationship period. All revenue is recognized in the period that the machine cash collections occur, with adjustments to account for the movement of income uncollected in the specific period.

Performance obligations under these arrangements may include the delivery and installation of our terminals for use over a term, as well as service obligations related to terminal repairs and content and maintenance. Consideration with respect to these performance obligations typically takes the form of usage based fees, billed at the end of a set period (usually monthly) and due typically 30 days from the date of the invoice.

We also provide terminal and spares management services to third parties. Revenue in respect to these services takes the form of fixed fee, either per machine or per time period, and is recognized at the point in time when control transfers to the customer, which is normally upon delivery and acceptance by the customer, or at the point that services are rendered. This revenue is recognized as Service Revenue when included as part of a larger performance obligation, and as Product Sales when it is offered as a separate distinct performance obligation. Revenue is invoiced in arrears and settled within 30 days

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

Disaggregation of revenue

Information on disaggregation of revenue is included in Note 26, “Segment Reporting and Geographic Information.”

Shipping and Handling Costs

Shipping and handling costs for products sales and terminals related to subscription services are included in cost of sales, excluding depreciation and amortization for all periods presented.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), followed in July 2018 by ASU 2018-10, Codification Improvements to Topic 842 Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result of this adoption and the required disclosures, the Company revised its accounting policy for leases as stated below in the prior year. The guidance is effective for all public business entities and certain not-for-profit entities in fiscal years beginning after December 15, 2018, and for all other entities in fiscal years beginning after December 15, 2020. Early adoption is permitted. As the Company was an emerging growth company until December 31, 2019 and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, it adopted the standard as of January 1, 2019 on December 31, 2019.

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

Leases – the Company as lessee

As of December 31, 2019, our impact resulting from first-time recognition of operating leases was as follows:

●	we recognized right-of-use (ROU) assets of $9.4 million and lease liabilities of $8.8 million;

●	the short-term portion of the lease liabilities amounted to $3.6 million and

●	the long-term portion of the lease liabilities amounted to $5.2 million.

Lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at January 1, 2019 or commencement date, if later, in determining the present value of future payments. Finance leases are included using the rate implicit in the lease. The lease ROU asset includes any lease payment made and initial direct costs incurred. Our operating lease terms may include options to extend or terminate the lease which are included in the measurement of the ROU assets and lease liabilities when it is reasonably certain that we will exercise that option.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

The lease expense for minimum operating lease payments is recognized on a straight-line basis over the lease term. Finance lease assets are amortized straight-line over their useful life where the lease transfers ownership of the underlying asset, or to the earlier of the end of the useful life of the asset and the end of the lease term where ownership is not transferred. Interest on finance leases is recognized as the amount that results in a constant periodic discount rate on the remaining balance of the liability.

We have operating lease agreements with lease and non-lease components. The Company did not make the election to treat the lease and non-lease components as a single component and considers the non-lease components as a separate unit of account.

The Company has elected not to apply the recognition requirements of ASC 842 to short-term operating leases. We recognize the lease payments for short-term leases on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred

Leases – the Company as lessor

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2018-19”) and in November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2019-11”). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. ASU 2016-13 requires an entity to recognize expected credit losses rather than incurred losses for financial assets. The guidance will be effective beginning on January 1, 2023, including interim periods within that year and requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Under the modified retrospective method of adoption, prior year reported results are not restated. We are still evaluating the effect of this guidance, however, the adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial statement presentation or disclosures.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740, “Income Taxes”. It also improves consistent application and simplifies other areas by clarifying and amending existing guidance. The guidance will be effective beginning on January 1, 2021, including interim periods within that year. The adoption of ASU 2019-12 is not expected to have a material impact on the Company’s financial statement presentation or disclosures.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments are elective and are effective upon issuance for all entities. The Company has made certain elections in accordance with ASU 2020-04 and as a result there is no material impact on the Company’s financial statement presentations or disclosures.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

2.	Acquisition

On October 1, 2019, the Company’s subsidiary, Inspired Gaming (UK) Limited, completed the acquisition of the Gaming Technology Group of Novomatic UK Ltd. pursuant to the Share Purchase Agreement, dated as of June 11, 2019 (the “SPA”), comprising: (i) all of the outstanding equity interests of each of (a) Astra Games Ltd, (b) Bell-Fruit Group Limited, (c) Gamestec Leisure Limited, (d) Harlequin Gaming Limited, and (e) Playnation Limited, and (ii) 60% of the outstanding equity interests of Innov8 Gaming Limited (“Innov8”, and together with the entities described in clause (i) and certain of their subsidiaries, the “Acquired Businesses” and the transactions contemplated by the SPA, the “NTG Acquisition”). The consideration for the NTG Acquisition totaled approximately €107.0 million ($131.4 million) in cash, which was financed by the Senior Facilities Agreement discussed in Note 13.

Simultaneous with the closing of the NTG Acquisition, Inspired transferred a portion of the equity interests it had acquired in Innov8 to the then-minority equity holders of Innov8 in exchange for the renegotiation of certain funding commitments. As a result, Inspired then held approximately 40% of the outstanding equity interests of Innov8. In April 2020, this interest was disposed of.

The NTG Acquisition added scale, content, synergy opportunities and diversification to our business.

As of December 31, 2019, the allocation of the purchase price was summarized as follows (in millions):

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

The fair value of property and equipment was determined using the indirect cost approach which utilizes fixed asset record information including historical costs, acquisition dates, and asset descriptions and applying asset category specific nationally recognized indices to the historical cost of each asset to derive replacement cost new less depreciation. Management also made the initial determination that all other assets and liabilities acquired are primarily estimated to be stated at their fair values, which approximates their recorded cost. Management made a further initial determination that approximately $8.1 million of the excess of the purchase price over the net assets acquired should be allocated to identifiable intangible assets. The unidentified excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

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

Goodwill arising from the NTG Acquisition mainly consists of the synergies of an ongoing business. Goodwill and intangible assets are tested for impairment on an annual basis or sooner, if an event occurs or circumstances change that indicate that the carrying amount of the goodwill or intangible asset may not be recoverable. The Company incurred advisor fees, legal and other costs related to the NTG Acquisition of $6.7 million, which excluded the costs of refinance that have been deducted from the senior debt as debt issuance costs and which have been recognized in operating expenses in the accompanying consolidated statement of operations during the year ended December 31, 2019. Further such costs recognized in the accompanying consolidated statement of operations during the year ended December 31, 2020 amounted to $1.3 million.

Net asset valuations included above were based on management’s preliminary assessments. During the year ended 31 December, 2020, certain valuations were revised as follows; Property and Equipment $49.3 million to $48.7 million, Inventories $14.6 million to $14.1 million, Other long-term liabilities $1.6 million to $0.7 million, Goodwill $32.1 million to $32.3 million (see Note 8).

Total revenues and loss from operations from October 1, 2019 (the acquisition date) through December 31, 2019 amounted to $31.0 million and $(0.4) million, respectively, and is included in the consolidated statements of operations and comprehensive income.

Pro Forma Information (Unaudited)

The following unaudited consolidated pro forma information gives effect to the transaction contemplated by the NTG Acquisition as if such transaction had occurred on January 1, 2019. The following pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition been completed on January 1, 2019, nor is it indicative of results that may occur in any future periods.

Year Ended December 31, 2019
Revenues	$256.9
Net operating loss	$(5.8)
Net loss	$(33.7)

Loss per share:
Basic and diluted	$(1.54)

Weighted average shares outstanding:
Basic and diluted	21,892,964

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

3.	Accounts Receivable

Accounts receivable consist of the following:

	December 31, 2020	December 31, 2019
	(in millions)
Trade receivables	$30.4	$24.5
Less: long-term receivable recorded in other assets	(1.4)	(1.5)
Finance lease receivables	0.7	1.5
Receivables from affiliate	—	0.4
Other receivables	0.1	0.2
Allowance for doubtful accounts	(2.3)	(0.9)
Total accounts receivable, net	$27.5	$24.2

Changes in the allowance for doubtful accounts are as follows:

	December 31, 2020	December 31, 2019
	(in millions)
Beginning balance	$(0.9)	$(1.5)
Additional provision for doubtful accounts	(1.4)	(0.1)
Write offs	0.1	0.8
Foreign currency translation adjustments	(0.1)	(0.1)
Ending balance	$(2.3)	$(0.9)

4.	Inventory

Inventory consists of the following:

	December 31, 2020	December 31, 2019
	(in millions)
Component parts	$12.1	$12.7
Work in progress	1.7	2.1
Finished goods	3.8	4.0
Total inventories	$17.6	$18.8

Component parts include parts for gaming terminals. Included in inventory are reserves for excess and slow-moving inventory of $1.5 million and $0.9 million as of December 31, 2020 and 2019, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

5.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31, 2020	December 31, 2019
	(in millions)
Prepaid expenses and other assets	$8.6	$7.9
Unbilled accounts receivable	8.2	15.3
Total prepaid expenses and other assets	$16.8	$23.2

6.	Property and Equipment, net

	December 31, 2020	December 31, 2019
	(in millions)
Short-term leasehold property	$3.6	$0.9
Video lottery terminals	175.9	165.6
Construction in progress	—	0.8
Computer equipment	12.6	10.6
Plant and machinery	2.7	4.2
	194.8	182.1
Less: accumulated depreciation and amortization	(129.3)	(102.8)
	$65.5	$79.3

Depreciation and amortization expense amounted to $29.9 million and $21.7 million for the years ended December 31, 2020 and 2019, respectively.

7.	Software Development Costs, net

Software development costs, net consisted of the following:

	December 31, 2020	December 31, 2019
	(in millions)
Software development costs	$149.6	$129.9
Less: accumulated amortization	(107.2)	(83.0)
	$42.4	$46.9

During the years ended December 31, 2020 and 2019, the Company capitalized $14.6 million and $23.5 million of software development costs, respectively. Amounts in the above table include $0.8 million and $0.9 million of internal use software as of December 31, 2020 and 2019, respectively.

The total amount of software costs amortized was $20.0 million and $16.4 million for the years ended December 31, 2020, and 2019, respectively. Software costs written down to net realizable value amounted to $0.0 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively. The weighted average amortization period was 3.2 years and 3.0 years for the years ended December 31, 2020 and 2019, respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

The estimated software amortization expense for the years ending December 31 are as follows:

Year ending December 31, (in millions)
2021	$17.0
2022	11.3
2023	8.4
2024	4.2
2025	1.4
Thereafter	0.1
Total	$42.4

8.	Intangible Assets and Goodwill

The following tables present certain information regarding our intangible assets. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives of ten years with no estimated residual values, which materially approximates the expected pattern of use.

	December 31, 2020	December 31, 2019
	(in millions)
Trademarks	$22.4	$21.6
Customer relationships	20.7	20.1
	43.1	41.7
Less: accumulated amortization	(35.4)	(31.8)
	$7.7	$9.9

Aggregate intangible asset amortization expense amounted to $2.4 million and $3.5 million for the years ended December 31, 2020 and 2019, respectively.

The estimated intangible asset amortization expense for the years ending December 31 are as follows:

Year ending December 31, (in millions)
2021	$0.9
2022	0.9
2023	0.9
2024	0.9
2025	0.9
Thereafter	3.2
Total	$7.7

Goodwill

Goodwill is summarized as follows:

	December 31, 2020	December 31, 2019
	(in millions)
Balance at beginning of period	$80.9	$44.9
Foreign currency translation adjustments	2.6	3.9
Acquisition of NTG	0.2	32.1
Ending balance	$83.7	$80.9

Amounts relating to the Acquisition of NTG for the year ended December 31, 2020 relate to asset valuations that were revised during the year (see Note 2).

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

9.	Other Assets

Other assets consist of the following:

	December 31, 2020	December 31, 2019
	(in millions)
Long term finance lease receivable	$0.6	$1.0
Long term receivables	1.4	1.5
Long term prepaid expenses and other assets	1.3	2.6
	$3.3	$5.1

10.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2020	December 31, 2019
	(in millions)
Direct costs of sales	$4.0	$5.5
Payroll and related costs	7.7	4.4
Accrued corporate cost expenses	1.8	1.6
Interest payable - cash	6.8	5.5
Asset retirement obligations	1.6	2.0
Acquisition consideration	0.8	2.5
Contract termination costs	0.2	0.1
Other creditors	8.5	9.6
	$31.4	$31.2

11.	Contract Liabilities and Other Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At December 31, 2020	$30.4	$8.2	$(22.9)	$(1.6)
At December 31, 2019	$24.5	$15.3	$(27.8)	$(1.9)
At December 31, 2018	$11.5	$11.0	$(32.0)	$(3.6)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $10.3 million and $9.6 million for the years ended December 31, 2020 and 2019, respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

12.	Other Liabilities

Other liabilities consist of the following:

	December 31, 2020	December 31, 2019
	(in millions)
Customer prepayments and deposits	$1.6	$1.9
Fair value of hedging instrument	0.9	—
Total other liabilities, current	2.5	1.9
Asset retirement obligations	1.8	2.1
Pension liability	9.1	3.1
Total other liabilities, long-term	10.9	5.2
	$13.4	$7.1

13.	Long Term and Other Debt

Senior Facilities Agreement

In connection with the NTG Acquisition, on September 27, 2019, the Company, together with certain direct and indirect wholly-owned subsidiaries, entered into a Senior Facilities Agreement with Lucid Agency Services Limited, as agent, Nomura International plc and Macquarie Corporate Holdings Pty Limited (UK Branch) as arrangers and/or bookrunners and each lender party thereto (the “Lenders”), pursuant to which the Lenders agreed to provide, subject to certain conditions, two tranches of senior secured term loans (the “Term Loans”), in an original principal amount of £140.0 million ($191.1 million) and €90.0 million ($110.5 million), respectively and a secured revolving facility loan in an original principal amount of £20.0 million ($27.3 million). On October 1, 2019, the debt was funded and proceeds from the Term Loans were used to, among other things, pay the purchase price of the NTG Acquisition and to refinance existing indebtedness of the Company under the Note Purchase Agreement and prior Facility described below.

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

The Term Loans have a 5-year duration and are repayable in full on October 1, 2024. The £140.0 million ($191.1 million) loan initially carried a cash interest rate of 7.25% plus 3-month LIBOR, the €90.0 million ($110.5 million) loan initially carried a cash interest rate of 6.75% plus 3-month EURIBOR. The £20.0 million ($27.3 million) revolving credit facility is available until September 1, 2024 and initially carried a cash interest rate on any utilization at 5.50% plus 3-month LIBOR, with any unutilized amount initially carrying a cash interest cost at 30% of the applicable margin on the revolving credit facility loan.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

On June 25, 2020, the Company, certain direct and indirect subsidiaries of the Company, Lucid Agency Services Limited, and Lucid Trustee Services Limited as security agent under the SFA and the Intercreditor Agreement (as defined in the SFA), entered into an Amendment and Restatement Agreement (the “ARA”) with respect to the SFA.

The ARA amended the SFA by, among other things, (i) capitalizing certain interest payments that fell due on April 1, 2020, (ii) resetting the leverage and capital expenditure financial covenants applicable under the SFA, removing certain rating requirements under the SFA, (iii) allowing the Company and its subsidiaries to incur additional indebtedness under the UK Coronavirus Large Business Interruption Loan Scheme under a stand-alone facility, which may rank pari passu or junior to the facilities under the SFA, in an amount not exceeding £10.0 million ($13.6 million), (iv) removing certain rating requirements under the SFA, (v) limiting the ability of the Company and its subsidiaries to incur additional indebtedness, including by reducing the amount of general indebtedness the Company and its subsidiaries are permitted to incur and removing the ability to incur senior secured, second lien and unsecured indebtedness in an amount not exceeding the aggregate of (A) an unlimited amount, as long as, pro forma for the utilization of such indebtedness, the consolidated total net leverage ratio does not exceed the lower of 3.4:1 and the then applicable ratio with respect to the consolidated total net leverage financial covenant summarized further below, plus (B) an amount equal to the greater of £16.0 million ($21.8 million) and 25% of the consolidated pro forma EBITDA of the Company and its subsidiaries for the relevant period (as defined in the SFA, but disregarding, for the purposes of calculating the usage of such cap, any financial indebtedness applied to refinancing other financial indebtedness, together with any related interest, fees, costs and expenses), (vi) increasing the margin applicable to the Facilities (as defined in the SFA) by 1%, to 8.25% plus 3-month LIBOR on the £145.8 million ($199.0 million) loan (including capitalized interest payments of £5.8 million ($7.9 million)), and to 7.75% plus 3-month EURIBOR on the €93.1 million ($114.3 million) loan (including capitalized interest payments of €3.1 million ($3.8 million)), respectively, and adding an additional payment-in-kind margin of 0.75% payable on any principal amounts outstanding under Facility B (as defined in the SFA) after September 24, 2021 (the “Relevant Date”), (vii) adding an exit fee payable by the Company with respect to any repayment or prepayment of Facility B after the Relevant Date at the time of such repayment or prepayment in an amount equal to 0.75% of the principal amount of Facility B being repaid or prepaid, (viii) removing any ability to carry forward or carry back any unused allowance under the capital expenditure financial covenant in the SFA and (ix) granting certain additional information rights to the Lenders under the SFA, including the provision of a budget, and certain board observation rights until December 31, 2022. All other material terms of the SFA remain unchanged in all material respects.

In consideration for the amendments listed above, the Company agreed to pay the Lenders an amendment fee equal to 1% of the Total Commitments (as defined in the SFA) after giving effect to the capitalization of the interest payment described above. The amendment fee was payable to the Lenders pro rata to their commitments under the SFA.

The modification to the SFA is not considered to be substantial in accordance with Topic 470-50 and has therefore not been treated as a debt extinguishment. The amendment fees, amounting to $3.1 million, are associated with the modified debt instrument and will be amortized along with the existing unamortized debt issuance costs. Fees payable to third parties are expensed as incurred, resulting in $1.0 million charged to interest expense for the year ended December 31, 2020.

Termination of Note Purchase Agreement and Prior Credit Facility

The Company’s previous debt included $140.0 million of senior notes issued under a Note Purchase Agreement and Guaranty dated August 13, 2018 (the “NPA”) with a 5-year duration and a cash interest rate of 9% plus 3-month LIBOR borrowings and a revolving credit facility agreement dated August 13, 2018 (the “Prior Facility”) with a 3-year duration and a cash interest rate on any utilization at 4% plus 3-month LIBOR, with any unutilized amount carrying a 1.4% cash interest cost. In addition, the Company also had a 3-year, fixed-rate, cross-currency swap with respect to the NPA (see Note 14).

The termination of the Company’s prior existing indebtedness carried a prepayment premium of 3.00% of the amount repaid or prepaid, or $4.2 million. No prepayment premium applied to the Company’s previous revolving facility Agreement. In addition, on October 1, 2019, the Company terminated the 3-year, fixed-rate, cross-currency swap and wrote off previously unamortized debt issuance costs amounting to $7.3 million.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

Outstanding Debt and Finance Leases

The following reflects outstanding debt and finance leases as of the dates indicated below:

	Principal	Unamortized deferred financing charge	Book value, December 31, 2020
	(in millions)
Senior bank debt	$313.3	$(15.8)	$297.5
Finance lease liabilities	0.8	—	0.8
Total long-term debt outstanding	314.1	(15.8)	298.3
Less: current portion of long-term debt	(0.6)	—	(0.6)
Long-term debt, excluding current portion	$313.5	$(15.8)	$297.7

	Principal	Unamortized deferred financing charge	Book value, December 31, 2019
	(in millions)
Senior bank debt	$288.6	$(15.5)	$273.1
Finance lease liabilities	0.1	—	0.1
Total long-term debt outstanding	288.7	(15.5)	$273.2
Less: current portion of long-term debt	(2.7)	—	(2.7)
Long-term debt, excluding current portion	$286.0	$(15.5)	$270.5

The Company is in compliance with all relevant financial covenants and the long-term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt as of December 31, 2020 matures as follows:

Fiscal period:	Senior bank debt	Finance leases	Total
	(in millions)
2021	$—	$0.6	$0.6
2022	—	0.2	0.2
2023	—	—	—
2024	313.3	—	313.3
Total	$313.3	$0.8	$314.1

14.	Derivatives and Hedging Activities

On January 15, 2020, the Company entered into two interest rate swaps with UBS AG designed to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows on a portion of the current floating rate debt facilities. The swaps fix the variable interest rate of the current debt facilities and provide protection over potential interest rate increases by providing a fixed rate of interest payment in return. These interest rate swaps are for £95 million ($129.7 million) at a fixed rate of 0.9255% based on the 6-month LIBOR rate and for €60 million ($73.7 million) at a fixed rate of 0.102% based on the 6 month EURIBOR rate and are effective until maturity on October 1, 2023.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

During the year ended December 31, 2019, the Company was party to a 3-year, fixed-rate, cross-currency swap with Nomura Global Financial Products Inc. which swapped the principal and interest payments that would be payable in USD under the NPA to Euros (“EUR”), in part, and GBP, in part. Specifically, with respect to the principal payments 1/3 of the payments would be swapped from USD to EUR and 2/3 of the payments from USD to GBP. Additionally, with respect to the interest payments 1/3 would be swapped from USD to GBP and 2/3 from USD to EUR. The swap provided for a foreign exchange rate of $1.13935 USD per €1 EUR and $1.27565 USD per £1 GBP. In connection with the entry into the Senior Facilities Agreement on October 1, 2019, the Company terminated the 3-year, fixed-rate, cross-currency swap and received a settlement of $1.5 million.

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

The Company has variable-rate borrowings denominated in currencies other than its functional currency. As a result, the Company is exposed to fluctuations in both the underlying variable interest rate and the foreign currency of the borrowing against its functional currency, GBP. During the year ended December 31, 2019, the Company used derivatives, including cross-currency interest rate swaps, to manage its exposure to fluctuations in the variable borrowing rate and the GBP-USD exchange rate. Cross-currency interest rate swaps involve exchanging fixed rate interest payments for floating rate interest receipts both of which will occur at the GBP-USD forward exchange rates in effect upon entering into the instrument. The Company designated these derivatives as cash flow hedges of both interest rate and foreign exchange risks.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1.8 million will be reclassified as an increase to interest expense.

As of December 31, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	2	£95 million ($129.7 million) at a fixed rate of 0.9255% based on the 6-month LIBOR rate and €60 million ($73.7 million) at a fixed rate of 0.102% based on the 6 month EURIBOR rate

The Company did not have any derivatives as of December 31, 2019.

Non-designated Hedges

Derivatives not designated as hedges were not speculative and were used during the year ended December 31, 2019 to manage the Company’s exposure to interest rate movements and other identified risks but did not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships were recorded directly in earnings.

The Company did not have any derivatives that were not designated as hedges as of December 31, 2020 or December 31, 2019. All derivatives as of December 31, 2020 are designated as cash flow hedges of interest rate risk.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of December 31, 2020.

	Balance Sheet Classification	Asset Derivatives Fair Value	Balance Sheet Classification	Liability Derivatives Fair Value
		(in millions)		(in millions)
Derivatives designated as hedging instruments:
Interest Rate Products	Fair Value of Hedging Instruments	$—	Other Current Liabilities and Long Term Derivative Liability	$(2.6)
Total derivatives designated as hedging instruments		$—		$(2.6)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income for the year ended December 31, 2020.

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(in millions)		(in millions)
Interest Rate Products	$(2.9)	Interest Expense	$(1.5)
Total	$(2.9)		$(1.5)

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

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the year ended December 31, 2020.

Interest Expense
(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$30.6

Gain/(loss) on cash flow hedging relationships in Subtopic 815-20	$(1.5)

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

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

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

The ISDA Master Agreement between Gaming Acquisitions Limited, a wholly-owned subsidiary of the Company, and UBS AG is documented using the 2002 Form and the ISDA standard set-off provision in Section 6(f) of the ISDA Master Agreement apply to both parties and is only modified to include Affiliates of the Payee. There is no CSA and thus there is no collateral posting.

Offsetting of Derivative Assets
December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received	Net Amount
(in millions)
Fair value of hedging instrument	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities
December 31, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received	Net Amount
	(in millions)
Fair value of hedging instrument	$2.6	$—	$2.6	$—	$—	$—

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

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

As of December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to the ISDA Agreements was $2.6 million. As of December 31, 2020, the Company has not posted any collateral related to the ISDA Agreement, as no collateral is required under the terms of such ISDA Agreement. If the Company had breached any of the provision under the ISDA Agreement which resulted in an acceleration of the ISDA Agreement at December 31, 2020, it could have been required to settle its obligations under the ISDA Agreement at its termination value of $3.2 million.

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

		December 31,	December 31,
	Level	2020	2019
		(in millions)
Derivative liability (see Note 14)	2	$2.6	$—
Long term receivable (included in other assets)	2	$1.4	$1.5

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

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

At December 31, 2020 and December 31, 2019, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

16.	Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 49,000,000 shares of common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each common share.

Warrants

As of December 31, 2020 and December 31, 2019, the Company had 19,079,130 outstanding warrants to purchase an aggregate of 9,539,565 shares of the Company’s common stock, which includes 7,999,900 warrants originally issued as part of the initial public offering (the “IPO”) (the “Public Warrants”) and 11,079,230 warrants issued in private placements in connection with the IPO and the Merger (the “Private Placement Warrants”). Each warrant entitles its holder to purchase one-half of one share of the Company’s common stock at an exercise price of $11.50 per whole share and will expire on December 23, 2021. The warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The warrants became exercisable 30 days after the Closing Date. The Company may redeem the Public Warrants at a price of $0.01 per warrant if the last sale price of the common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period. The Company may not redeem the Private Placement Warrants so long as they are held by the initial purchaser or such purchasers’ permitted transferees; if held by other persons, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

17.	Stock-Based Compensation

The Company’s stock-based compensation plans authorize awards of restricted stock units (“RSUs”), stock options and other equity-related awards to employees, officers, directors and other service providers of the Company and its affiliates. In May 2019, in conjunction with the Company’s stockholders approving the 2018 Omnibus Incentive Plan (the “2018 Plan”), which authorizes a total of 2,550,000 shares to be issued pursuant to awards thereunder, the balances available for awards under the Company’s predecessor plans (i.e., the 2016 Long-Term Incentive Plan and the Second Long-Term Incentive Plan) (collectively, the “Prior Plans”) were terminated. Although outstanding awards under the Prior Plans remain governed by the terms of the Prior Plans, no new awards will be granted or become available for grant under the Prior Plans.

As of December 31, 2020, there were (i) 2,411,319 shares subject to outstanding awards under the Prior Plans, including 1,092,633 shares subject to market-price vesting conditions, and (ii) 1,734,937 shares subject to outstanding awards under the 2018 Plan, including 100,000 shares subject to performance-based target awards and 241,077 shares subject to awards that were previously subject to performance criteria that were determined to be met in June 2020 (at a level equal to approximately 87% of the target awards) which awards continue to remain subject to a time-based vesting schedule. As of December 31, 2020, there were 267,311 shares available for new awards under the 2018 Plan and no shares available for new awards under the Prior Plans. All awards consist of RSUs and Restricted Stock. The Compensation Committee of the Board has authority to determine the terms and conditions applicable to awards, subject to the terms of the plan, including the vesting schedules of awards. Awards typically vest over a period of one to four years.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

The Company also has an employee stock purchase plan (“ESPP”) that authorizes the issuance of up to an aggregate of 500,000 shares of common stock pursuant to purchases thereunder by employees. The ESPP, which was approved by stockholders in July 2017, is administered by the Compensation Committee which has discretion to designate the length of offering periods and other terms subject to the requirements of the ESPP. The Company held a twelve-month offering period under the ESPP that began on June 3, 2019 and ended on June 2, 2020. This offering period authorized employees to contribute up to 10% of their base compensation to purchase a maximum of 1,000 shares at a discounted purchase price that would be equal 85% of the lower of: (i) the closing price at the beginning of the offering period and (ii) the closing price at the end of the offering period. A total of 7,649 shares were purchased on the last day of the offering period, June 2, 2020, at a discounted price of $3.2215 per share. As of December 31, 2020, a total of 467,751 shares remain available for purchase under the ESPP.

A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested Outstanding at January 1, 2020	1,571,964	$6.43
Granted (1)	1,117,039	$4.13
Forfeited	(47,613)	$(6.59)
Vested (2)	(492,272)	$(6.58)
Unvested Outstanding at December 31, 2020	2,149,118	$5.20

(1)	The RSUs that were granted during the year ended December 31, 2020 included: (a) 47,405 RSUs under the Board’s compensation program for non-employee directors which vest during the year of grant and remain unsettled until the director leaves the Company; (b) 769,634 RSUs under an incentive program for management and other personnel which vest in installments through December 31, 2022; (c) 200,000 RSUs as a sign-on award under our new employment contract with our President and Chief Operating Officer as to which 100,000 RSUs vest in installments through December 31, 2023 and 100,000 RSUs are subject to annual performance conditions for each year through 2023; and (d) 100,000 RSUs as a sign-on award under our new employment agreement with our Executive Chairman which vests on June 30, 2021. In addition, such agreement with our Executive Chairman provides that he would receive a further 750,000 RSUs as special grants (a mix of time-based RSUs, performance-based RSUs and stock-price based RSUs) during the year ending December 31, 2021, subject to the condition that our stockholders approve an increase in our equity incentive plan share authorization limit at the annual meeting of our stockholders to be held during 2021. The provisions under the agreement with respect to the award of these RSUs would not be implemented if such approval by stockholders is not obtained during 2021.

(2)	The RSUs that vested during the year ended December 31, 2020 included: (a) 214,998 RSUs that remain subject to deferred settlement terms such that the awards do not settle until the participant’s services terminate; and (b) 269,867 RSUs that vested on December 31, 2020, resulting in 163,732 shares being issued in settlement thereof and 106,135 withheld for taxes (the processing of the issuance and delivery of such 163,732 shares did not occur until January 2021).

The Company issued 25,099 shares during the year ended December 31, 2020 in connection with the settlement of RSUs held by a director whose services ended and issued a total of 166,959 shares during the year ended December 31, 2020 in connection with the net settlement of RSUs that vested during the preceding year (on December 31, 2019).

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

The Company recognized stock-based compensation expense as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in millions)
RSAs and RSUs	$4.6	$8.7
Payroll taxes on vesting of RSUs	0.2	0.3
	$4.8	$9.0

Total unrecognized compensation expense related to unvested stock awards and unvested RSUs at December 31, 2020 amounts to $6.1 million and is expected to be recognized over a weighted average period of 1.2 years.

18.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2019	$(78.9)	$(0.1)	$23.1	$(55.9)
Change during the period	2.4	1.5	6.9	10.8
Balance at December 31, 2019	(76.5)	1.4	30.0	(45.1)
Change during the period	5.4	1.4	7.2	14.0
Balance at December 31, 2020	$(71.1)	$2.8	$37.2	$(31.1)

Included within accumulated other comprehensive income is an amount of $0.6 million relating to the change in fair value of discontinued hedging instruments. This amount will be amortized as a charge to income over the life of the original instrument, to August 2021 in accordance with US GAAP. The remaining $2.2 million relates to currently active hedging instruments.

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended December 31, 2020	Year Ended December 31, 2019
RSUs	3,522,140	2,744,842
Unvested Restricted Stock	624,116	624,116
Stock Warrants	9,539,565	9,539,565
	13,685,821	12,908,523

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

20.	Other Finance (Expense) Income

Other finance (expense) income consisted of the following:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in millions)
Pension interest cost	$(2.2)	$(2.7)
Expected return on pension plan assets	3.1	3.5
Foreign currency translation on senior bank debt	(5.6)	(0.8)
Foreign currency remeasurement on hedging instrument	—	3.2
	$(4.7)	$3.2

21.	Income Taxes

The following comprises the loss before income taxes:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in millions)
UK	$(23.6)	$(23.3)
North America	(11.2)	(15.2)
Mainland Europe	6.6	1.9
Asia	0.2	—
South America	(0.8)	(0.3)
Total loss before income taxes	$(28.8)	$(36.9)

The income tax expense consisted of the following:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in millions)
Income tax expense:
Current
Mainland Europe	$0.3	$0.1
Asia	0.1	—
Total current taxes	$0.4	$0.1

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

The net deferred tax assets and liabilities arising from temporary differences are as follows:

	December 31,	December 31,
	2020	2019
	(in millions)
Depreciation	$48.0	$41.8
Net operating losses	26.5	23.5
Other temporary differences	6.2	4.5
Total deferred tax assets	80.7	69.8
Valuation allowance balance	(76.4)	(65.7)
Net deferred tax assets	4.3	4.1
Deferred tax liabilities
Intangible assets	(2.2)	(2.5)
Other temporary differences	(2.1)	(1.6)
Net deferred tax liabilities	$—	$—

The differences between the US statutory tax rate and our effective rate are reflected in the following table:

	December 31, 2020	December 31, 2019
	(in millions)
Statutory income tax	21.0%	21.0%
State taxes (net of federal)	0.0%	3.3%
Tax effect of permanent differences	(4.1)%	(9.8)%
Effect of foreign taxes	0.5%	(1.5)%
True ups	0.1%	3.2%
Rate change	0.0%	(0.5)%
Valuation allowance	(18.7)%	(15.9)%
Effective income tax rate	(1.2)%	(0.2)%

The valuation allowance on deferred tax assets has been determined by considering all available evidence, both positive and negative, in order to ascertain whether it is more likely than not that carried forward deferred tax assets will be realized. The Company has a total potential net deferred tax asset carried forward of $76.4 million at December 31, 2020.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management determined that it is more likely than not that the Company will not realize the deferred income tax asset balances and therefore, recorded a full valuation allowance of $76.4 million as of December 31, 2020.

Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns from 2017 to 2019 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2013 to 2019 remain subject to examination by tax authorities.

In addition to the UK, the Company is subject to taxation in the US, and in certain foreign jurisdictions (primarily in Europe), where the total of non-UK taxes payable for the year ended December 31, 2020 is $0.4 million.

The Company has not recognized deferred tax liabilities in respect of unremitted earnings that are considered indefinitely reinvested in foreign subsidiaries.

The utilization of the Company’s pre-Merger net operating losses is subject to a limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions.

The CARES Act was enacted in the United States on March 27, 2020. The CARES Act includes several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. The CARES Act does not have a material impact on our financial results for the year ended December 31, 2020.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

22.	Related Parties

HG Vora Special Opportunities Master Fund, Ltd. (“HGV Fund”), the owner of approximately 16% of our common stock, purchased the promissory notes issued under the NPA which were repaid on October 1, 2019 in connection with the Company’s refinancing (see Note 13). The interest expense payable with respect to the promissory notes for the year ended December 31, 2019 amounted to $12.3 million and the repayment of the promissory notes included an exit payment premium in the amount of $4.2 million for repayment on an early basis. HGV Fund also holds warrants to purchase 400,000 shares of our common stock and is a stockholder and investor in Leisure Acquisition Corp., a special purpose acquisition company affiliated with two members of our management.

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”), is an affiliate of MIHI LLC, the beneficial owner of approximately 13% of our common stock. Macquarie UK is one of the lending parties with respect to our senior secured term loans and revolving credit facility under our senior facilities agreement dated September 27, 2019, as amended and restated on June 25, 2020 (the “SFA”) (see Note 13). The portion of the total loans of $313.3 million at December 31, 2020, and $288.6 million at December 31, 2019, under these facilities held by Macquarie UK at December 31, 2020 and December 31, 2019 was $30.7 million and $25.8 million, respectively. Interest expense payable to Macquarie UK for the year ended December 31, 2020 and 2019 amounted to $2.2 million and $0.5 million, respectively. In addition, $0.6 million and $0.5 million of accrued interest payable was due to Macquarie UK at December 31, 2020 and 2019, respectively, and Macquarie UK received $0.3 million of the total $3.1 million of SFA amendment fees paid (see Note 13). MIHI LLC also holds warrants to purchase 1,000,000 shares of our common stock and is a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

The Company held a 40% non-controlling equity interest in Innov8 Gaming Limited (“Innov8”) from October 2019 until April 2020 when the Company disposed of its interest. Revenue earned from Innov8 while a related party for the year ended December 31, 2020 and 2019 amounted to $0.6 million and $0.4 million, respectively and purchases from Innov8 while a related party for the year ended December 31, 2020 and 2019 amounted to $0.2 million and $0.0 million, respectively. Amounts owed by Innov8 at December 31, 2019 amounted to $0.9 million. The value of the investment was impaired by $0.7 million to $Nil in March 2020 prior to disposal.

23.	Leases

The Company as Lessee

The Company is party to operating leases with third parties with respect to various real estate and vehicles. Real estate leases typically include a lease (of the property) and a non-lease (provision of services) component which are accounted for separately. Where lease costs are variable due to future rent reviews, these are treated as part of the lease asset and lease liabilities as they are considered to qualify as variable lease costs which are subject to an index or rate. These costs are included at the amount prior to any reviews, as it is not permitted to estimate future rent reviews. Where real estate leases contain an option to terminate, any period beyond the option date is only included as part of the lease term if the Company is reasonably certain not to exercise the option. Vehicle leases typically contain a lease (of the vehicle) and a non-lease (provision of services) component which are accounted for separately.

The leases have remaining terms of 1 to 12 years.

During the year to December 31, 2020, certain concessions were granted with respect to the Company’s operating leases in light of Covid-19. These have taken the form of lease extensions, where nothing is paid for a period of time with that same period of time and payments added onto the lease at the end, payment holidays, where payments are deferred until a later date, but with no lease extension, and discounted payments, where payments are reduced and are not repaid either at a later date or through lease extensions. The Company has elected to use the practical expedient granted by the FASB and account for the concessions as if they were part of the enforceable rights and obligations of the parties under the existing lease contract for all affected operating leases. Lease extensions and discounted payments are accounted using the ‘cash basis’ approach, with the lease liability and right-of-use asset continuing to be accounted for as if payments are still being made under the original terms of the lease. Payment holidays are accounted for using the ‘remeasurement consistent with resolving a contingency’ approach, which involves remeasuring the liability and the right-of-use asset and continuing to recognize the total cost of the lease on a straight line basis over the period to which it relates.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

The Company is also party to finance leases with third parties, the main one of which is with respect to fit out works at the Company’s main UK office. This lease has a remaining term of 16 months. Amounts outstanding with respect to other finance leases are insignificant.

The components of lease expense were as follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	(in millions)
Finance lease costs:	$		$
Depreciation		0.1		—
Interest		0.1		—
Operating lease costs		4.3		2.1
Short-term lease costs		1.5		0.9
Variable lease costs		1.7		0.7
Total		$7.7		$3.7

	December 31, 2020	December 31, 2019
Weighted average remaining lease term – finance leases	16.0 months	—
Weighted average remaining lease term – operating leases	79.2 months	22.4 months
Weighted average discount rate – finance leases	7.9%	—
Weighted average discount rate – operating leases	8.6%	8.3%

Assets leased under finance leases had a cost of $1.7 million and $0.0 million at December 31, 2020 and 2019, respectively, and accumulated depreciation associated with these assets was $0.1 and $0.0 million at December 31, 2020 and 2019, respectively.

Future minimum finance lease payments as of December 31, 2020 were as follows:

Year ending December 31, (in millions)
2021	$0.6
2022	0.2
2023	—
2024	—
2025	—
Thereafter	—
Total future minimum lease payments	0.8
Less: imputed interest	—
Total	$0.8

Future minimum operating lease payments as of December 31, 2020 were as follows:

Year ending December 31, (in millions)
2021	$3.7
2022	3.1
2023	2.1
2024	1.9
2025	1.4
Thereafter	5.0
Total future minimum lease payments	17.2
Less: imputed interest	(4.4)
Total	$12.8

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

The Company as Lessor

The Company is party to leases with third parties with respect to various gaming machines. Gaming machine leases typically include a lease (of the machine) and a non-lease (provision of software services) component.

The leases have remaining terms of 1 to 5 years.

During the year to December 31, 2020, the Company granted concessions to customers in the form of lease extensions granted during the lockdown period, where nothing is paid during the concession period, with that same period of time and payments added onto the lease at the end. The Company has elected to use the practical expedient granted by the FASB and account for the concessions as if they were part of the enforceable rights and obligations of the parties under the existing lease contract for all affected leases.

Assets leased under operating leases had a cost of $5.9 million and $4.1 million at December 31, 2020 and 2019, respectively, and accumulated depreciation associated with these assets was $1.8 and $0.3 million at December 31, 2020 and 2019, respectively. Depreciation expense for the year ended December 31, 2020 and 2019 amounted to $1.5 million and $0.3 million, respectively.

The components of lease income were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in millions)
Interest receivable from sales type leases	$0.1	$0.1
Operating lease income	2.3	0.9
Variable income from sales type leases	0.7	0.3
Total	$3.1	$1.3

Future minimum sales type lease receivables as of December 31, 2020 were as follows:

Year ending December 31, (in millions)
2021	$0.7
2022	0.6
2023	—
2024	—
2025	—
Total future minimum lease receivables	1.3
Less: imputed interest	—
Total	$1.3

Future minimum operating lease receivables as of December 31, 2020 were as follows:

Year ending December 31, (in millions)
2021	$4.8
2022	3.8
2023	0.9
2024	0.3
2025	0.2
Total future minimum lease receivables	$10.0

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

24.	Commitments and Contingencies

Employment Agreements

We are party to employment agreements with our executive officers and other employees of the Company and our subsidiaries which contain, among other terms, provisions relating to severance and notice requirements.

As discussed in Note 17 above, our new employment agreement with our Executive Chairman dated October 9, 2020 provides that, subject to the terms and conditions thereunder, our Executive Chairman would receive special grants covering 750,000 RSUs (a mix of time-based RSUs, performance-based RSUs and stock-price based RSUs) during the year ending December 31, 2021, subject to the condition that our stockholders approve an increase in our equity incentive plan share authorization limit at the annual meeting of our stockholders to be held during 2021. The provisions under the agreement with respect to the award of these RSUs would not be implemented if such approval by stockholders is not obtained during 2021.

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

25.	Pension Plan

We operate both defined benefit and defined contribution pension schemes in the UK. The defined contribution scheme assets are held separately from those of the Company in an independently administered fund. The pension cost charge represents contributions payable by the Company and amounted to $2.3 million and $2.1 million for the year ended December 31, 2020 and 2019, respectively. Contributions totaling $0.3 million and $0.5 million were payable to the fund as at December 31, 2020 and 2019, respectively.

The defined benefit scheme has been closed to new entrants since April 1, 1999 and closed to future accruals for services rendered to the Company for the entire financial statement periods presented in these consolidated financial statements. Retirement benefits are generally based on a portion of an employee’s pensionable earnings during years prior to 2010.

The latest triennial actuarial valuation of the scheme as at March 31, 2018 was finalized in May 2019. The actuarial valuation revealed that the statutory funding objective was not met, i.e. there were insufficient assets to cover the Scheme’s Technical Provisions and there was a funding shortfall of £5.6 million ($7.6 million) at the valuation date. Under the Recovery Plan and Schedule of Contributions agreed between the Trustee and the Company, on March 15, 2019, it was agreed that no further deficit reduction contributions shall be made to the scheme, except in the event that the scheme funding level does not progress as expected, in which case contingent contributions would be made subject to an agreed maximum amount. It was determined that contingent contributions of $1.2 million and expense contributions of $0.4 million would be payable during the year ended December 31, 2020, with agreement reached with the trustees of the scheme to defer $0.4 million of the contingent contributions into the year ending December 31, 2021. In January 2021, the funding level of the scheme has been tested against the expected position at December 31, 2020 and it has been determined that further contingent contributions of $1.2million and expense contributions of $0.4 million will be payable during the year ending December 31, 2021.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

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

The scheme’s investment policy is to maximize long-term financial return commensurate with security and minimizing risk. This is achieved by holding a portfolio of marketable investments that avoids over-concentration of investment and spreads assets both over industries and geographies. In setting investment strategy, the trustees considered the lowest risk strategy that they could adopt in relation to the scheme’s liabilities and designed an asset allocation to achieve a higher return while maintaining a cautious approach to meeting the scheme’s liabilities. The trustees undertake periodic reviews of the investment strategy and take advice from their investment advisors. They consider a full range of asset classes, the risks and rewards of a range of alternative asset allocation strategies, the suitability of each asset class and the need for appropriate diversification. The current strategy is to hold 22% in a diversified growth fund, 12% in diversified credit, 15% in equity-linked bonds, 6% in a liability-driven investment fund and 45% in a buy-in policy.

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

Our valuation methodologies used for pension assets measured at fair value are as follows. There have been no changes in the methodologies used at December 31, 2020 and December 31, 2019.

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

As of December 31, 2020 and December 31, 2019, the diversified fund was redeemable at NAV as of the measurement dates and, therefore, classified as Level 2.

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

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

The following table sets forth the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	December 31, 2020	December 31, 2019
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$110.4	$94.1
Interest cost	2.2	2.7
Prior service cost	—	—
Actuarial loss	14.5	14.1
Benefits paid	(4.1)	(4.2)
Foreign currency translation adjustments	4.8	3.7
Benefit obligation at end of period	$127.8	$110.4
Change in plan assets:
Fair value of plan assets at beginning of period	$107.3	$97.4
Actual gain on plan assets	9.8	10.3
Employer contributions	1.6	0.2
Benefits paid	(4.1)	(4.2)
Foreign currency translation adjustments	4.1	3.6
Fair value of assets at end of period	$118.7	$107.3
Amount recognized in the consolidated balance sheets:
Unfunded status (non-current)	$(9.1)	$(3.1)
Net amount recognized	$(9.1)	$(3.1)

The following table presents the components of our net periodic pension (benefit) cost:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in millions)
Components of net periodic pension (benefit) cost:
Interest cost	$2.2	$2.7
Expected return on plan assets	(3.1)	(3.5)
Amortization of net loss	0.6	0.3
Net periodic (benefit) cost	$(0.3)	$(0.5)

The accumulated benefit obligation for all defined benefit pension plans was $127.8 million and $110.4 million as of December 31, 2020 and December 31, 2019, respectively. The underfunded status of our defined benefit pension plans recorded as a liability in our consolidated balance sheets as of December 31, 2020 and December 31, 2019 was $9.1 million and $3.1 million, respectively.

The estimated net loss, net transition asset (obligation) and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $0.9 million, $nil and $nil, respectively.

The fair value of the plan assets at December 31, 2020 by asset category is presented below:

	Level 1	Level 2	Level 3	Total
	(in millions)
Diversified fund	$—	$75.1	$—	$75.1
Buy-in contract	—	—	42.9	42.9
Cash and other current assets	0.7	—	—	0.7
Total	$0.7	$75.1	$42.9	$118.7

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

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

	December 31, 2020	December 31, 2019
Discount rate	1.30%	2.10%
Expected return on assets	2.30%	3.00%
RPI inflation	2.90%	3.00%
CPI inflation – pre 2030	1.90%	2.10%
CPI inflation – post 2030	2.70%	2.10%
Pension increases – pre-2006 service	2.90%	2.90%
Pension increases – post-2006 service	2.10%	2.10%

The following benefit payments are expected to be paid:

(in millions)
2021	$3.0
2022	$2.9
2023	$3.1
2024	$3.1
2025	$3.4
2026 to 2030	$19.9

26.	Segment Reporting and Geographic Information

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

The Company operates its business along four operating segments, which are segregated based on the basis of revenue stream: Gaming, Virtual Sports, Interactive and Leisure. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

In prior years, and up to and including the interim period nine months ended September 30, 2020, the Company operated its business along three operating segments: Server Based Gaming, Virtual Sports (which included Interactive) and Acquired Businesses. During the period subsequent to September 30, 2020, the Company has completed the process of changing its internal structure, which has been ongoing since the NTG Acquisition, and as a result has changed the composition of its operating segments. The Company now operates its business along four operating segments, which are segregated based on the basis of revenue stream: Gaming, Virtual Sports, Interactive and Leisure. The Company believes this method of segment reporting reflects both the way its business segments are now managed and the way the performance of each segment is now evaluated.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.”

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), total assets and total capital expenditures for the years ended December 31, 2020 and December 31, 2019, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, right of use assets, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions. All acquisition and integration related transaction expenses are allocated as corporate function costs. Amounts previously disclosed for the year ended December 31, 2019 have been recharacterized in line with the current operating segments and categories.

In addition, as part of the recharacterization exercise, certain items of Revenue, Cost of Sales and Selling and Administrative Expenses have been recharacterized to ensure consistency with similar items across the Group. The revenue recharacterizations are to ensure spares and similar items are reflected with other items of hardware (Product Sales). The resulting impact on previously reported information for the year ended December 31, 2019 is as follows: Service Revenue, previously reported $134.9 million, now $134.5 million; Product Sales Revenue, previously reported $18.5 million, now $18.9 million; Cost of Service, previously reported $23.5 million, now $25.4 million; Cost of Product Sales, previously reported $12.6 million, now $12.9 million; Selling, General and Administrative Expenses, previously reported $72.6 million, now $70.4 million. The recharacterization has no impact on the previously reported Net Operating Loss, Net Loss or Net Comprehensive Loss for the year ended December 31, 2019.

Segment Information

Year Ended December 31, 2020

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$92.2	$32.4	$13.3	$40.8	$—	$178.7
Product sales	18.3	—	—	2.8	—	21.1
Total revenue	110.5	32.4	13.3	43.6	—	199.8
Cost of sales, excluding depreciation and amortization:
Cost of service	(15.7)	(2.9)	(1.9)	(9.6)	—	(30.1)
Cost of product sales	(12.4)	—	—	(2.0)	—	(14.4)
Selling, general and administrative expenses	(24.5)	(4.4)	(3.9)	(30.8)	(21.2)	(84.8)
Stock-based compensation expense	(0.8)	(0.4)	(0.3)	(0.1)	(3.2)	(4.8)
Acquisition and integration related transaction expenses	—	—	—	—	(7.0)	(7.0)
Depreciation and amortization	(27.6)	(3.7)	(2.3)	(16.9)	(1.8)	(52.3)
Segment operating income (loss)	29.5	21.0	4.9	(15.8)	(33.2)	6.4

Net operating income						$6.4

Total assets at December 31, 2020	$93.9	$64.4	$8.5	$87.0	$70.3	$324.1

Total goodwill at December 31, 2020	$1.4	$48.0	$0.4	$33.9	$—	$83.7
Total capital expenditures for the year ended December 31, 2020	$8.9	$4.8	$2.7	$8.7	$4.9	$30.0

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

Year Ended December 31, 2019

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$73.8	$33.4	$4.7	$22.6	$—	$134.5
Product sales	17.7	—	—	1.2	—	18.9
Total revenue	91.5	33.4	4.7	23.8	—	153.4
Cost of sales, excluding depreciation and amortization:
Cost of service	(18.1)	(2.6)	(0.7)	(4.0)	—	(25.4)
Cost of product sales	(12.0)	—	—	(0.9)	—	(12.9)
Selling, general and administrative expenses	(29.7)	(6.0)	(4.0)	(12.7)	(18.0)	(70.4)
Stock-based compensation expense	(1.0)	(0.6)	(0.2)	(0.1)	(7.1)	(9.0)
Acquisition and integration related transaction expenses	—	—	—	—	(6.7)	(6.7)
Depreciation and amortization	(30.4)	(2.6)	(2.9)	(3.8)	(2.3)	(42.0)
Segment operating income (loss)	0.3	21.6	(3.1)	2.3	(34.1)	(13.0)

Net operating loss						$(13.0)

Total assets at December 31, 2019	$112.7	$61.3	$6.7	$100.6	$46.1	$327.4

Total goodwill at December 31, 2019	$1.3	$46.4	$0.4	$32.8	$—	$80.9
Total capital expenditures for the year ended December 31, 2019	$14.0	$4.5	$1.4	$2.7	$2.6	$25.2

Geographic Information

Geographic information for revenue is set forth below:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in millions)
Total revenue
UK	$152.3	$103.7
Greece	17.0	20.7
Italy	8.5	16.2
Rest of world	22.0	12.8
Total	$199.8	$153.4

Geographic information of our non-current assets excluding goodwill is set forth below:

	December 31, 2020	December 31, 2019
	(in millions)
UK	$101.8	$116.1
Greece	18.2	26.5
Italy	2.1	2.3
Rest of world	9.3	6.3
Total	$131.4	$151.2

Software development costs are included as attributable to the market in which they are utilized.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

27.	Customer Concentration

During the year ended December 31, 2020, one customer represented at least 10% of revenues, accounting for 22% of the Company’s revenues. This customer was served by the Gaming, Virtual Sports and Interactive segments. During the year ended December 31, 2019, two customers represented at least 10% of revenues, accounting for 14% and 13% of the Company’s revenues. The first customer was served by the Gaming, Virtual Sports and Interactive segments, the second customer was served by the Gaming and the Virtual Sports segments.

At December 31, 2020 and 2019, there were no customers that represented at least 10% of the Company’s accounts receivable.

28.	Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. The Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

(c)	Exhibits.

Exhibit Number	Description
2.1	Share Sale Agreement, dated July 13, 2016, by and among Hydra Industries Acquisition Corp., the Vendors, Target Parent, DMWSL 632 Limited and Gaming Acquisitions Limited, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 19, 2016.

2.2	Completion Arrangements Agreement, dated December 23, 2016, between Hydra Industries Acquisition Corp. and the Vendors listed in schedule 1 to the Share Sale Agreement, incorporated herein by reference to Exhibit 10.18 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016

2.3	Share Purchase Agreement, dated as of June 11, 2019, by and between Inspired Gaming (UK) Limited and Novomatic UK Ltd. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of the Company, filed with the SEC on June 11, 2019).

3.1(a)	Second Amended and Restated Certificate of Incorporation of Inspired Entertainment, Inc., incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

3.1(b)	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated August 13, 2020, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K of the Company, filed with the SEC on August 14, 2020.

3.2	Amended and Restated Bylaws of Inspired Entertainment, Inc., incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K Company, filed with the SEC on November 11, 2019.

4.1	Registration Rights Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and certain security holders, incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014.

4.2	Warrant Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and Continental Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.6 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014.

4.3	Registration Rights Agreement, dated December 23, 2016, by and among Hydra Industries Acquisition Corp. and the Vendors, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

4.4*	Description of Securities.

10.1	Amendment and Restatement Agreement, dated June 25, 2020, by and among Inspired Entertainment, Inc., certain direct and indirect subsidiaries of Inspired Entertainment, Inc., Lucid Agency Services Limited and Lucid Trustee Services Limited (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 25, 2020).

Exhibit Number	Description
10.2	Form of Director and Officer Indemnity Agreement, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.3	Stockholders Agreement, dated December 23, 2016, by and among the Company, Hydra Industries Sponsor LLC, Macquarie Sponsor and the Vendors, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.4	Termination Agreement, dated December 23, 2020, by and between the Company and Landgame S.à r.l. with respect to the Stockholders Agreement, dated 23, 2016, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 23, 2020.

10.5	Voting Agreement dated as of December 23, 2020 by and between the Company and Evan Davis, as trustee, for the Landgame Trust, incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company, filed with the SEC on December 23, 2020.

10.6#	Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 4, 2017.

10.7#	Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.5 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017.

10.8#	Form of Grant Agreements under the Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan and Second Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.17 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.9#	Form of Grant Agreements for restricted stock units awards made to A. Lorne Weil and Daniel B. Silvers on December 21, 2017 under the Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended as of December 13, 2017, incorporated herein by reference to Exhibit 10.7 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017.

10.10#	Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan, incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 10, 2018.

10.11#	Forms of Grant Agreements for fiscal year 2019 under the Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan (Time-Based Form of Agreement and Performance-Based Form of Agreement), incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 10, 2019.

10.12#*	Inspired Entertainment, Inc. 2020 Short-Term Incentive Bonus Plan.

10.13#	Employment Agreement, dated as of October 9, 2020, by and between the Company and A. Lorne Weil (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 13, 2020).

Exhibit Number	Description
10.14#	Letter Agreement, dated March 27, 2020, between Inspired Entertainment, Inc. and A. Lorne Weil.

10.15#	Employment Agreement, dated February 17, 2020, between Inspired Entertainment, Inc. and Brooks H. Pierce.

10.16#	Letter Agreement, dated March 28, 2020, between Inspired Entertainment, Inc. and Brooks H Pierce.

10.17#	Employment Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.18#	Amendment, dated December 22, 2017, to the Employee Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers, incorporated herein by reference to Exhibit 10.13 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017.

10.19#	Amendment effective January 31, 2020 to the Employment Agreement dated December 14, 2016 (as amended) by and between the Company and Daniel B. Silvers, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company, filed with the SEC on February 6, 2020.

10.20#	Letter Agreement, dated March 28, 2020, between Inspired Entertainment, Inc. and Daniel B. Silvers.

10.21#	Employment Agreement, dated March 23, 2017, by and between Inspired Gaming (UK) Limited and Stewart Baker, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.22#	Amendment, dated October 25, 2017, to Service Agreement dated March 23, 2017, by and between Inspired Gaming (UK) Limited and Stewart Baker, incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 4, 2017.

Exhibit Number	Description

10.23#	Letter Agreement, dated March 30, 2020, between Inspired Entertainment, Inc. and Stewart Baker.

10.24#	Form of Employment Agreement of Inspired Gaming (UK) Limited, entered into by Carys Damon on January 29, 2013, and term sheet setting forth updated terms, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on November 12, 2019.

10.25#	Letter Agreement, dated March 30, 2020, between Inspired Entertainment, Inc. and Carys Damon.

10.26#	Inspired Entertainment, Inc. Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company, filed with the SEC on July 14, 2017.

10.27#	Non-Employee Director Compensation Policy (updated effective January 1, 2019), incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on February 11, 2019.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer.

32.2**	Section 906 Certification of Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

#	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: March 26, 2021	By:	/s/ A. Lorne Weil
A. Lorne Weil
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2021	/s/ A. Lorne Weil
A. Lorne Weil, Executive Chairman (Principal Executive Officer)

Date: March 26, 2021	/s/ Stewart F.B. Baker
Stewart F.B. Baker, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 26, 2021	/s/ Michael R. Chambrello
Michael R. Chambrello, Director

Date: March 26, 2021	/s/ Ira H. Raphaelson
Ira H. Raphaelson, Director

Date: March 26, 2021	/s/ Desirée G. Rogers
Desirée G. Rogers, Director

Date: March 26, 2021	/s/ Steven M. Saferin
Steven M. Saferin, Director

Date:
Katja Tautscher, Director

Date: March 26, 2021	/s/ John M. Vandemore
John M. Vandemore, Director