Form 10-K/A
period 2019-12-31
Inspired Entertainment, Inc.
filed 2021-05-10
CIK 1615063

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2020 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement was filed with the Securities and Exchange Commission on April 20, 2020.

EXPLANATORY NOTE

Inspired Entertainment, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the Amendment”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2019, and September 30, 2018, and for the year ended December 31, 2019, the three months ended December 31, 2018, and the year ended September 30, 2018, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “Original 10-K”).

Background of Restatement

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 7,999,900 warrants originally issued as part of the Company’s initial public offering (the “IPO”) and (ii) the 11,079,230 warrants issued in private placements in connection with the IPO and the Merger (as defined elsewhere in this Amendment) (the “Private Placement Warrants”, together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

On May 7, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm (the “Independent Accountants”), the Company’s management and the audit committee of the Company’s Board of Directors (the “Audit Committee”) concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2019, and September 30, 2018, and for the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018 (the “Relevant Periods”), which were included in the Original 10-K. Considering such restatement, the Company concluded that such audited financial statements should no longer be relied upon. This Amendment includes the restated audited financial statements for the Relevant Periods.

The restatement primarily related to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, the Company concluded that a provision in the warrant agreement precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment restated financial statements as of December 31, 2019 and September 30, 2018, and for the year ended December 31, 2019, the three months ended December 31, 2018, and the year ended September 30, 2018, that were previously reported on the Original 10-K, to restate the following non-cash items:

●	understatement of liabilities and overstatement of equity by $45.9 million, $12.0 million, $5.7 million and $9.8 million as of October 1, 2017, September 30, 2018, December 31, 2018 and December 31, 2019, respectively;
●	overstatement of additional paid in capital by $26.0 million as of October 1, 2017, September 30, 2018, December 31, 2018 and December 31, 2019, respectively;
●	understatement of accumulated deficit by $19.9 million as of October 1, 2017, and overstatement of accumulated deficit by $14.0 million, $20.3 million and $16.2 million as of September 30, 2018, December 31, 2018 and December 31, 2019, respectively;
●	understatement of net income by $33.9 million and $6.3 million for the year ended September 30, 2018, and the three months ended December 31, 2018, respectively, and understatement of net loss by $4.1 million for the year ended December 31, 2019;
●	understatement of basic net income per common share of $1.63 and $0.31 for the year ended September 30, 2018, and the three months ended December 31, 2018, respectively, and understatement of basic net loss per common share of $0.19 for the year ended December 31, 2019;
●	understatement of diluted net income per common share of $1.58 and $0.30 for the year ended September 30, 2018, and the three months ended December 31, 2018, respectively, and understatement of diluted net loss per common share of $0.19 for the year ended December 31, 2019.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

See Note 1 to the Notes to Consolidated Financial Statements “Restatement of Previously Reported Information” included in Part IV, Item 15 of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of this and other material weaknesses identified, see Item 9A. Controls and Procedures included in this Amendment.

Other Amendments

We have also taken the opportunity to update for minor discrepancies in our liquidity and capital resources discussion in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Items Amended

The following items are amended in this Amendment: (i) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (ii) Part II, Item 9A. Controls and Procedures; and (iii) Part IV, Item 15. Exhibits, Financial Statement Schedules.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in “Restatement of Previously Reported Information” within Note 1 to our financial statements. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

In the discussion and analysis below, certain data may vary from the amounts presented in our consolidated financial statements due to rounding.

Twelve Months ended December 31, 2019 compared to Twelve Months ended December 31, 2018

	For the Twelve-Month				Variance
	Period ended				Functional
	Audited	Unaudited			Currency at
	Dec 31,	Dec 31,	Variance		Constant	Functional	Currency
(In millions)	2019	2018	2019 vs 2018		rate	Currency	Movement
Revenue:
Service	$134.9	$130.6	$4.3	3.3%	$10.2	7.8%	$(5.9)
Hardware	18.5	10.1	8.4	82.7%	9.2	92.0%	(0.8)
Total revenue	153.4	140.7	12.7	9.0%	19.4	13.8%	(6.8)
Cost of sales, excluding depreciation and amortization:
Cost of service	(23.5)	(23.4)	(0.1)	0.4%	(1.2)	4.9%	1.1
Cost of hardware	(12.6)	(7.9)	(4.7)	59.9%	(5.4)	69.6%	0.7
Selling, general and administrative expenses	(72.6)	(59.0)	(13.6)	23.0%	(16.8)	28.4%	3.2
Stock-based compensation	(9.0)	(5.8)	(3.2)	55.0%	(3.6)	61.6%	0.4
Impairment expense	-	(7.7)	7.7	(100.0)%	7.9	(100.0)%	(0.2)
Acquisition and integration related transaction expenses	(6.7)	(0.3)	(6.4)	1821.9%	(7.0)	1973.8%	0.7
Depreciation and amortization	(42.0)	(41.9)	(0.1)	0.3%	(2.0)	4.8%	1.9
Net operating Income (Loss)	(13.0)	(5.3)	(7.7)	147.0%	(8.6)	159.9%	0.9
Other income (expense)
Interest income	0.1	0.2	(0.1)	(67.3)%	(0.1)	(66.4)%	(0.0)
Interest expense	(27.8)	(19.8)	(8.0)	40.2%	(9.3)	47.0%	1.3
Change in fair value of earnout liability	(2.3)	5.7	(8.0)	(139.6)%	(8.0)	(142.0)%	(0.0)
Change in fair value of derivative liability	3.0	(4.9)	7.9	(160.1)%	8.3	(161.3)%	(0.4)
Change in fair value of warrant liability	(4.1)	20.7	(24.8)	(119.6)%	(24.3)	(119.4)%	(0.5)
Loss from equity method investee	(0.1)	-	(0.1)	N/A	(0.1)	N/A	0.0
Other finance income (expense)	3.2	3.2	(0.0)	(0.2)%	0.1	2.1%	(0.1)
Total other income (expense), net	(28.0)	5.1	(33.0)	(650.6)%	(33.3)	(733.8)%	0.3
Net (loss) income from continuing operations before income taxes	(41.0)	(0.2)	(40.8)	NM (1)	(42.0)	NM (1)	1.2
Income tax expense	(0.1)	(0.2)	0.1	(57.0)%	0.1	(48.1)%	0.0
Net (loss) income	$(41.1)	$(0.4)	$(40.7)	NM (1)	$(41.9)	NM (1)	$1.2

Exchange Rate - $ to £	1.28	1.34

1)	Percentage change is not meaningful

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

Change in fair value of warrant liability

Due to changes in the valuation of the warrant liability, the expense recorded in the year increased from $20.7 million income to $4.1 million loss.

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

Net loss

On a reported basis, net loss was $41.1 million compared to a net loss of $0.4 million in the prior period. This was mainly due to the decrease in operating income driven by the increase in acquisition and integration related transaction expenses, plus increases in interest expense, change in fair value of earnout liability and change in fair value of warrant liability. This was partly offset by a $7.9 million positive change in fair value of derivative liabilities.

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

Adjusted EBITDA is defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense, and other additional exclusions and adjustments. Such additional excluded amounts include stock-based compensation U.S. GAAP charges where the associated liability is expected to be settled in stock, and changes in the value of warrant or earnout liabilities and income and expenditure in relation to legacy portions of the business (being those portions where trading no longer occurs) including closed defined benefit pension schemes. Additional adjustments are made for items considered outside the normal course of business, including (1) restructuring costs, which include charges attributable to employee severance, management changes, restructuring, dual running costs, costs related to facility closures and integration costs, (2) merger and acquisition costs and (3) gains or losses not in the ordinary course of business.

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

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Loss, to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA

	For the Twelve-Month Period ended
	Unaudited	Unaudited
	Dec 31,	Dec 31,
(In millions)	2019	2018
Net loss	$(41.1)	$(0.4)

Items Relating to Legacy Activities:
Pension charges (1)	0.6	0.5
Costs relating to former operations (2)	-	0.0
Litigation Settlement	-	1.4

Items outside the normal course of business:
Costs of group restructure (3)	3.3	1.5
Acquisition and integration related transaction expenses (4)	6.7	0.3
Italian tax related costs relating to prior years	0.4	0.9

Stock-based compensation expense	9.0	5.8
Impairment expense	-	7.7
Depreciation and amortization	42.0	41.9
Total other expense (income), net	28.0	(5.1)
Income tax	0.1	0.2
Adjusted EBITDA	$49.0	$54.7
Adjusted EBITDA	£38.2	£41.0
Exchange Rate - $ to £ (5)	1.28	1.33

Notes to table:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Central Functions.

(2)	“Litigation Settlement” refers to settlement of an employment related litigation with the former general counsel of Hydra Industries Acquisition Corp.

(3)	“Costs of group restructure” include redundancy costs, Payments In Lieu of Notice costs, any associated employer taxes and costs associated with onerous property leases. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs. These costs were primarily incurred in connection with the property consolidation.

(4)	Acquisition and integration related transaction expenses, Stock-based compensation expense, Depreciation and amortization, Total other expense (income), net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(5)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Reconciliation to Adjusted Revenue

	For the Twelve-Month Period ended
	Audited	Unaudited
	Dec 31,	Dec 31,
(In millions)	2019	2018

Net revenues	$153.4	$140.7
Less Nil Margin Sales	-	(4.0)
Adjusted Revenue	$153.4	$136.7

Adjusted Revenue	£119.7	£102.3

Exchange Rate - $ to £	$1.28	$1.34

We believe that accounting for nil margin hardware sales in conformance with U.S. GAAP can result in a distorted presentation of our revenue and growth. Therefore, we use Revenue Excluding Nil Margin Sales, or Adjusted Revenue, to internally analyze our operating performance.

Liquidity and Capital Resources

Year ended December 31, 2019 compared to Year ended December 31, 2018

	Year Ended		Variance
	Dec 31,	Dec 31,
(in millions)	2019	2018	2019 to 2018
Net (loss) income	$(41.1)	$(0.4)	$(40.7)
Non-cash interest expense including amortization of fees	9.0	5.4	3.6
Change in fair value of derivative, warrant and earnout liabilities and stock-based compensation expense	12.4	(15.6)	28.0
Impairment expense	-	7.7	(7.7)
Foreign currency translation on senior bank debt and cross currency swaps	(2.8)	(2.7)	(0.1)
Depreciation and amortization (incl RoU assets)	43.0	41.9	1.1
Other net cash generated/(utilized) by operating activities	10.2	(0.9)	11.1
Net cash provided by operating activities	30.7	35.2	(4.5)

Net cash used in investing activites	(133.4)	(42.8)	(90.6)
Net cash generated by financing activities	113.5	12.4	101.1
Effect of exchange rates on cash	2.3	0.1	2.2
Net increase in cash and cash equivalents	$13.1	$5.0	$8.1

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

Change in fair value of derivative, warrant and earnout liabilities and stock-based compensation expense increased by $28.0 million, from an outflow of $15.6 million to an inflow of $12.4 million. Movements in the market value of the stock price resulted in an $8.0 million higher earnout inflow in the current period, a $3.2 million higher inflow relating to stock-based compensation expense and a $1.6 million higher inflow relating to derivative liabilities. These were offset by a $9.5 million higher outflow relating to cross currency swaps. The expense relating to the change in the fair value of the warrant liability increased by $24.8 million in the year from income of $20.7 million to an expense of $4.1 million.

Foreign currency translation on our senior bank debt and cross currency swaps following the refinancing on October 1, 2019 resulted in a loss in the year of $2.8 million as a result of the movement in exchange rates during the current period, compared to a loss of $2.7 million in the prior year.

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

Other net cash generated by operating activities increased by $11.1 million, to a $10.2 million inflow. The strong performance compared to the prior year was driven by several factors. Lower capital spending, partly as a result of the Triennial Implementation and favorable timing of supplier payments improved cash inflow by $6.6 million whilst lower inventory levels contributed $3.3 million. Improved collection of accounts receivable in the current year benefitted cash inflow by $3.8 million along with favorable movements in accruals of $8.3m (including timing on the debt interest payments of $6.1 million). This was partly offset by an expected reversal of the deferred revenue creditor $12.7 million with the prior year benefitting from the build and roll out of the second phase of Greece machines.

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

Three Months ended December 31, 2018 compared to Three Months ended December 31, 2017

	For the Three-Month Period ended
	Unaudited	Unaudited			Functional	Variance
(In thousands)	Dec 31, 2018	Dec 31, 2017	Variance 2018 vs 2017		Currency at Constant rate	Functional Currency	Currency Movement

Revenue:
Service	$30,046	$30,367	($321)	(1.1%)	$1,028	3.4%	($1,348)
Hardware	686	1,020	(334)	(32.8%)	(294)	(28.8%)	(41)
Total revenue	30,732	31,387	(655)	(2.1%)	734	2.3%	(1,389)
Cost of sales, excluding depreciation and amortization:
Cost of service	(5,977)	(5,196)	(780)	15.0%	(1,050)	20.2%	270
Cost of hardware	(593)	(906)	313	(34.5%)	277	(30.7%)	35
Selling, general and administrative expenses	(15,267)	(16,374)	1,107	(6.8%)	431	(2.6%)	676
Stock-based compensation	(1,615)	(3,198)	1,583	(49.5%)	1,504	(47.1%)	80
Acquisition related transaction expenses	(74)	(574)	500	(87.1%)	493	(86.3%)	6
Depreciation and amortization	(9,589)	(9,560)	(30)	0.3%	(448)	4.7%	418
Net operating Income (Loss)	(2,383)	(4,421)	2,038	46.1%	1,941	(43.8%)	97
Other income (expense)
Interest income	32	38	(6)	(15.7%)	(4)	(11.5%)	(2)
Interest expense	(4,111)	(4,906)	796	(16.2%)	705	(14.4%)	90
Change in fair value of earnout liability	1,668	4,657	(2,990)	(64.2%)	(2,921)	(62.5%)	(69)
Change in fair value of derivative liability	852	319	533	167.3%	584	182.9%	(51)
Change in fair value of warrant liability	6,305	19,471	(13,166)	(58.4%)	(8,391)	(55.7%)	(456)
Other finance income (costs)	(731)	191	(922)	(482.9%)	(971)	(507.9%)	48
Total other income (expense), net	4,015	19,770	(15,754)	79.7%	(15,295)	(77.7%)	(459)
Net income (loss) from continuing operations before income taxes	1,632	15,349	(13,717)	(89.4%)	(13,354)	(146.3%)	(362)
Income tax expense	(56)	(33)	(23)	69.2%	(26)	79.3%	3
Net income (loss)	$1,576	$15,316	($13,740)	(85.7%)	($9,083)	(144.5%)	$(359)

Exchange Rate - $ to £	1.29	1.34

Effective Tax Rate	1.2%	0.8%

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

Change in fair value of warrant liability

Due to changes in the valuation of the warrant liability, the income recorded in the period decreased from $19.5 million to $6.3 million.

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

Net income

On a reported basis, net income decreased by $13.7 million from net income of $15.3 million to net income of $1.6 million in the period ended December 31, 2018. This variance was partly due to an adverse currency movement of $0.4 million. On a functional currency at constant rate basis net income decreased by $13.4 million, mainly due to the change in fair value of warrant liability, increase in other finance costs and the change in fair value of earnout liability. This was offset by the improvement in net operating loss, the change in fair value of derivative liability and the decrease in interest expense.

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

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Loss, to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA

	For the Three-Month Period ended
(In thousands)	Unaudited Dec 31, 2018	Unaudited Dec 31, 2017

Net income	$1,576	$15,316

Items Relating to Legacy Activities:
Pension charges	88	140
Costs relating to former operations	7	5

Items outside the normal course of business:
Costs of group restructure	605	780
Transaction fees	74	574
Italian tax related costs relating to prior year	875	-

Stock-based compensation expense	1,615	3,198

Depreciation and amortization	9,589	9,560
Total other income, net	(4,015)	(19,770)
Income tax	56	33
Adjusted EBITDA	$10,470	$9,836

Adjusted EBITDA	£8,155	£7,325

Exchange Rate - $ to £	1.28	1.34

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

(5) Transaction fees, Stock-based compensation expense, Depreciation and amortization, Total other income, net and Income tax are as described above in the Results of Operations line item discussions.

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

Liquidity and Capital Resources

Three Months ended December 31, 2018 compared to Three Months ended December 31, 2017

	Period Ended		Variance
(in thousands)	Dec 31, 2018	Dec 31, 2017	2018 to 2017

Net income	$1,576	$15,316	($13,740)
Non-cash interest expense including amortization of fees	522	1,924	(1,402)
Change in fair value of derivative, warrant and earnout liabilities and	(7,210)	(21,557)	14,347
stock-based compensation expense
Foreign currency translation on senior bank debt and cross currency swaps	673	0	673
Depreciation and amortization	9,589	9,560	29
Other net cash utilized by operating activities	(4,254)	(5,352)	1,098
Net cash provided by operating activities	896	(109)	1,005

Net cash used in investing activities	(6,631)	(6,813)	182
Net cash used in financing activities	(578)	(1,810)	1,232
Effect of exchange rates on cash	(150)	(307)	157
Net (decrease)/increase in cash and cash equivalents	($6,463)	($9,039)	$2,576

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

Change in fair value of derivative, warrant and earnout liabilities and stock-based compensation expense decreased by $14.4 million from an outflow of $21.6 million to an outflow of $7.2 million. Movements in the market value of the stock price resulted in a $3.0 million lower earnout outflow in the current period which was partly offset by a $1.3 million movement in stock-based compensation expense and a $0.9 million movement in the fair valuation of the cross-currency swaps executed in August 2018 on the new debt. The income relating to the change in the fair value of the warrant liability reduced by $13.2 million in the period to $6.3 million.

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

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net liabilities total approximately $86.3 million and our US Dollar functional currency net liabilities total approximately $9.5 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2019 would result in translation adjustments of approximately $7.7 million and $1.0 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained earnings earned in Euros and in US Dollars in the period ended December 31, 2019 were €0.5 million and $21.6 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2019 would result in translation adjustments of approximately $0.1 million and $2.0 million, respectively, recorded in trading operations.

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

In addition, management has identified a material weakness in internal controls related to the accounting for warrants, as described in Note 1 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Reported Information”.

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

Changes in Internal Control Over Financial Reporting

Except for the changes noted above regarding the material weakness and the implementation of internal controls over lease accounting and revenue recognition related to our implementation of ASU No. 2016-02, Leases (Topic 842) and ASC 606, Revenue Recognition, respectively, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has also identified a material weakness in internal controls related to the accounting for warrants, as described in Note 1 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Reported Information”.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2016

Melville, NY

March 30, 2020, except for the effects of the restatement discussed in Note 1 as to which the date is May 7, 2021.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31, 2019	September 30, 2018
Assets
Cash	$29.1	$22.5
Accounts receivable, net	24.2	14.3
Inventory, net	18.8	5.2
Fair value of hedging instrument	—	0.8
Prepaid expenses and other current assets	23.2	15.8
Total current assets	95.3	58.6

Property and equipment, net	79.3	45.7
Software development costs, net	46.9	40.0
Other acquired intangible assets subject to amortization, net	9.9	5.7
Goodwill	80.9	45.8
Right of use asset	9.4	—
Investment	0.6	—
Other assets	5.1	12.1
Total assets	$327.4	$207.9

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$22.2	$14.4
Accrued expenses	31.2	14.3
Earnout liability	—	8.0
Corporate tax and other current taxes payable	6.6	2.0
Deferred revenue, current	10.1	9.2
Operating lease liabilities	3.6	—
Other current liabilities	1.9	3.9
Warrant liability	9.8	12.0
Current portion of long-term debt	2.6	—
Current portion of finance lease liabilities	0.1	0.5
Total current liabilities	88.1	64.3

Long-term debt	270.5	131.2
Finance lease liabilities, net of current portion	—	0.1
Deferred revenue, net of current portion	17.7	23.9
Derivative liability	—	7.8
Operating lease liabilities	5.2	—
Other long-term liabilities	5.2	5.1
Total liabilities	386.7	232.4

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Series A Junior Participating Preferred stock; $0.0001 par value; 1,000,000 shares authorized; 49,000 shares designated; no shares issued and outstanding at December 31, 2019 and September 30, 2018	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 22,230,768 shares and 20,860,591 shares issued and outstanding at December 31, 2019 and September 30, 2018, respectively	—	—
Additional paid in capital	320.6	302.5
Accumulated other comprehensive income	45.1	58.5
Accumulated deficit	(425.0)	(385.5)
Total stockholders’ deficit	(59.3)	(24.5)
Total liabilities and stockholders’ deficit	$327.4	$207.9

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in millions, except share and per share data)

	Year Ended December 31, 2019	Three Months Ended December 31, 2018	Year Ended September 30, 2018
Revenue:
Service	$134.9	$30.0	$130.9
Hardware	18.5	0.7	10.5
Total revenue	153.4	30.7	141.4

Cost of sales, excluding depreciation and amortization:
Cost of service	(23.5)	(6.0)	(22.6)
Cost of hardware	(12.6)	(0.6)	(8.2)
Selling, general and administrative expenses	(72.6)	(15.3)	(60.1)
Stock-based compensation expense	(9.0)	(1.6)	(7.4)
Impairment expense	—	—	(7.7)
Acquisition and integration related transaction expenses	(6.7)	(0.1)	(0.9)
Depreciation and amortization	(42.0)	(9.5)	(41.8)
Net operating loss	(13.0)	(2.4)	(7.3)

Other (expense) income
Interest income	0.1	—	0.2
Interest expense	(27.8)	(4.1)	(20.6)
Change in fair value of earnout liability	(2.3)	1.7	8.7
Change in fair value of derivative liability	3.0	0.8	(5.5)
Change in fair value of warrant liability	(4.1)	6.3	33.9
Loss from equity method investee	(0.1)	—	—
Other finance income (expense)	3.2	(0.7)	4.1

Total other (expense) income, net	(28.0)	4.0	20.8

(Loss) income before income taxes	(41.0)	1.6	13.5
Income tax expense	(0.1)	—	(0.2)
Net (loss) income	(41.1)	1.6	13.3

Other comprehensive (loss)/income:
Foreign currency translation (loss) gain	(2.4)	—	0.2
Change in fair value of hedging instrument	2.9	2.6	0.3
Reclassification of gain on hedging instrument to comprehensive income	(4.4)	(2.4)	(0.3)
Actuarial (losses) gains on pension plan	(6.9)	(2.8)	5.2
Other comprehensive (loss)/income	(10.8)	(2.6)	5.4

Comprehensive (loss) income	$(51.9)	$(1.0)	$18.7

Net (loss) income per common share – basic	$(1.88)	$0.08	$0.64
Net (loss) income per common share - diluted	$(1.88)	$0.07	$0.59

Weighted average number of shares outstanding during the period – basic	21,892,964	20,861,130	20,754,549
Weighted average number of shares outstanding during the period – diluted	21,892,964	23,327,008	22,545,238

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in millions, except share data)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance at October 1, 2017	20,402,602	$—	$297.5	$53.1	$(398.8)	$(48.2)
Foreign currency translation adjustments	—	—	—	0.2	—	0.2
Actuarial gains on pension plan	—	—	—	5.2	—	5.2
Change in fair value of hedging instrument	—	—	—	0.3	—	0.3
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(0.3)	—	(0.3)
Shares issued on exercise of warrants	50	—	—	—	—	—
Shares of RSAs that vested and shares issued upon net settlement of RSUs	457,939	—	(1.1)	—	—	(1.1)
Reclassification of RSUs from derivative liability due to stockholder approval of equity plan	—	—	2.8	—	—	2.8
Stock-based compensation expense	—	—	4.8	—	—	4.8
Reclassification of RSUs to derivative liability due to modification	—	—	(1.5)	—	—	(1.5)
Net income	—	—	—	—	13.3	(20.6)
Balance as of September 30, 2018	20,860,591	—	302.5	58.5	(385.5)	(24.5)
Actuarial losses on pension plan	—	—	—	(2.8)	—	(2.8)
Change in fair value of hedging instrument	—	—	—	2.6	—	2.6
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(2.4)	—	(2.4)
Shares issued upon net settlement of RSUs	9,806	—	—	—	—	—
Stock-based compensation expense	—	—	1.4	—	—	1.4
Net income	—	—	—	—	1.6	1.6
Balance as of December 31, 2018	20,870,397	—	303.9	55.9	(383.9)	(24.1)
Foreign currency translation adjustments	—	—	—	(2.4)	—	(2.4)
Actuarial losses on pension plan	—	—	—	(6.9)	—	(6.9)
Change in fair value of hedging instrument	—	—	—	2.9	—	2.9
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(4.4)	—	(4.4)
Conversion of awards previously classified as derivatives	—	—	0.8	—	—	0.8
Shares issued in earnout	1,323,558	—	8.6	—	—	8.6
Shares issued upon net settlement of RSUs	36,813	—	(0.9)	—	—	(0.9)
Stock-based compensation expense	—	—	8.2	—	—	8.2
Net loss	—	—	—	—	(41.1)	(41.1)
Balance as of December 31, 2019	22,230,768	$—	$320.6	$45.1	$(425.0)	$(59.3)

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31, 2019	Three Months Ended December 31, 2018	Year Ended September 30, 2018
Cash flows from operating activities:
Net (loss) income	$(41.1)	$1.6	$13.3
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42.0	9.5	41.8
Amortization of right of use asset	1.0	—	—
Stock-based compensation expense	9.0	1.6	7.1
Change in fair value of derivative liability	(3.0)	(0.8)	5.5
Change in fair value of earnout liability	2.3	(1.7)	(8.7)
Impairment expense	—	—	7.7
Foreign currency translation on senior bank debt	0.8	2.9	(3.4)
Foreign currency translation on cross currency swaps	(3.6)	(2.2)	—
Change in fair value of warrant liability	4.1	6.3	33.9
Non-cash interest expense relating to senior debt	9.0	0.5	6.8
Changes in assets and liabilities:
Accounts receivable	3.3	2.5	5.3
Inventory	2.0	—	(0.4)
Prepaid expenses and other assets	3.3	0.7	1.2
Corporate tax and other current taxes payable	(3.6)	(0.1)	(1.9)
Accounts payable	6.9	(3.6)	(4.1)
Deferred revenues and customer prepayment	(9.5)	(0.5)	6.5
Accrued expenses	7.2	(1.6)	(2.8)
Operating lease liabilities	(1.3)	—	—
Other long-term liabilities	1.9	(1.7)	(5.8)
Net cash provided by operating activities	30.7	0.8	34.2

Cash flows from investing activities:
Purchases of property and equipment	(10.5)	(3.2)	(24.8)
Cash paid for NTG Acquisition	(105.9)	—	—
Purchases of capital software	(17.0)	(3.4)	(18.1)
Net cash used in investing activities	(133.4)	(6.6)	(42.9)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	270.6	—	140.0
Proceeds from issuance of revolver	2.8	—	—
Repayments of revolver and long-term debt, including exit premium	(144.2)	—	(123.7)
Payment of financing costs	(15.2)	(0.5)	(4.6)
Repayments of capital leases	(0.5)	(0.1)	(0.5)
Net cash provided by (used in) financing activities	113.5	(0.6)	11.2

Effect of exchange rate changes on cash	2.3	(0.1)	—
Net increase (decrease) in cash	13.1	(6.5)	2.5
Cash, beginning of period	16.0	22.5	20.0
Cash, end of period	$29.1	$16.0	$22.5

Supplemental cash flow disclosures
Cash paid during the period for interest	$12.6	$4.1	$16.7
Cash paid during the period for income taxes	$—	$—	$—
Cash paid during the period for operating leases	$2.2	$—	$—

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital from net settlement of RSUs	$(0.9)	$—	$(1.1)
Lease liabilities arising from obtaining right of use assets	$(9.6)	$—	$—
Additional paid in capital reclassified to derivative liability	$—	$—	$(1.5)
Additional paid in capital reclassified from derivative liability	$—	$—	$2.8
Derivative liability reclassified to accrued expenses	$—	$—	$0.1
Senior debt exit premium	$—	$—	$4.2

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

Management Liquidity Plans

As of December 31, 2019, the Company’s cash on hand was $29.1 million and the Company had working capital of $7.2 million. As of December 31, 2019, $5.0 million of our cash on hand had arisen from our operations in Greece and was being held in local accounts. In the ordinary course of business, we seek, from time to time, to transfer funds earned in Greece to our accounts outside of Greece. However, Greece imposes capital controls that can delay or prevent the flow of capital out of the country. The Company recorded net losses of $41.1 million, and net income of $1.6 million and $13.3 million for the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018, respectively. Net losses and income include non-cash stock-based compensation of $9.0 million, $1.6 million and $7.4 million for the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018, respectively, and non-cash changes in fair value of warrant liability of $4.1 million loss, $6.3 million income and $33.9 million income for the year ended December 31, 2019, the three months ended December 31, 2018 and the year ended September 30, 2018, respectively. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Working capital of $7.2 million includes a non-cash settled item of $10.1 million of deferred income. Management currently believes that, absent any long term COVID-19 impact, the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through March 2021.

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

Restatement of Previously Reported Information

On April 12, 2021, the Securities and Exchange Commission (the “SEC”) released a public statement (the “Public Statement”) informing market participants that warrants issued by special purpose acquisition companies (“SPACs”) may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings.

As of December 31, 2019 and September 30, 2018, the Company had 19,079,130 outstanding warrants to purchase an aggregate of 9,539,565 shares of the Company’s common stock, which includes 7,999,900 warrants originally issued as part of the initial public offering (the “IPO”) (the “Public Warrants”) and 11,079,230 warrants issued in private placements in connection with the IPO and the Merger (the “Private Placement Warrants”) (see note 16). The Company has previously classified its Public Warrants and Private Placement Warrants (collectively, the “warrants”) as equity.

The SEC’s Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” Following consideration of the guidance in the Public Statement, and after consultation with the Company’s independent registered public accounting firm, Management has concluded that the warrants do not meet the conditions to be classified in equity and instead, the warrants meet the definition of a derivative under ASC 815, under which the Company should record the warrants as liabilities on the Company's balance sheet.

Management has determined that information previously reported in the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020, should no longer be relied upon due to changes required for alignment with the SEC’s Public Statement. Information contained within this Annual Report has been restated in line with this determination. The adjustments to the financial statement items for the affected periods are as follows:

	As Previously Reported	Adjustments	As Restated
	(in millions, except per share data)
Consolidated Balance Sheet as of October 1, 2017
Warrant liability	$—	$45.9	$45.9
Additional paid in capital	323.5	(26.0)	297.5
Accumulated deficit	(378.9)	(19.9)	(398.8)

Consolidated Statement of Operations and Comprehensive (Loss) Income for the year ended September 30, 2018
Change in fair value of warrant liability	$—	$33.9	$33.9
Net (loss) income	(20.6)	33.9	13.3
Comprehensive (loss) income	(15.2)	33.9	18.7

Net (loss) income per common share – basic	$(0.99)	$1.63	$0.64
Net (loss) income per common share - diluted	(0.99)	1.58	0.59

Consolidated Balance Sheet as of September 30, 2018
Warrant liability	$—	$12.0	$12.0
Additional paid in capital	328.5	(26.0)	302.5
Accumulated deficit	(399.5)	14.0	(385.5)

Consolidated Statement of Operations and Comprehensive (Loss) Income for the three months ended December 31, 2018
Change in fair value of warrant liability	$—	$6.3	$6.3
Net (loss) income	(4.7)	6.3	1.6
Comprehensive loss	(7.3)	6.3	(1.0)

Net (loss) income per common share – basic	$(0.23)	$0.31	$0.08
Net (loss) income per common share - diluted	(0.23)	0.30	0.07

Consolidated Balance Sheet as of December 31, 2018
Warrant liability	$—	$5.7	$5.7
Additional paid in capital	329.9	(26.0)	303.9
Accumulated deficit	(404.2)	20.3	(383.9)

Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2019
Change in fair value of warrant liability	$—	$(4.1)	$(4.1)
Net loss	(37.0)	(4.1)	(41.1)
Comprehensive loss	(47.8)	(4.1)	(51.9)

Net loss per common share – basic and diluted	$(1.69)	$(0.19)	$(1.88)

Consolidated Balance Sheet as of December 31, 2019
Warrant liability	$—	$9.8	$9.8
Additional paid in capital	346.6	(26.0)	320.6
Accumulated deficit	(441.2)	16.2	(425.0)

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

The Company assesses classification of its common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. At December 31, 2019, and September 30, 2018, the Company considered that the warrants did not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Consolidated Statements of Operations and Comprehensive Loss in the period of change. The Company also determined that its obligation to settle certain awards in either cash or stock satisfied the criteria for classification as a derivative financial instrument at December 31, 2019 and September 30, 2018 (see Note 17).

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

		December 31,	September 30,
	Level	2019	2018
		(in millions)
Earnout liability (see Note 16)	3	$—	$8.0
Derivative liability (see Notes 14 and 17)	2	$—	$7.8
Long term receivable (included in other assets)	2	$1.5	$2.2
Private Placement Warrants (included in warrant liability)	2	$6.4	$8.4
Public Warrants (included in warrant liability)	1	$3.4	$3.6

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

As of December 31, 2019, and September 30, 2018, the warrants meet the definition of a derivative under ASC 815, and are classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2018
Earnout Shares	—	—	—
RSUs	2,744,842	—	—
Unvested Restricted Stock	624,116	624,116	624,116
Stock Warrants	9,539,565	9,539,565	9,539,565
	12,908,523	10,163,681	10,163,681

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

22.	Other Finance Income (Costs)

Other finance income (costs) consisted of the following:

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2018
	(in millions)
Pension interest cost	$(2.7)	$(0.7)	$(3.0)
Expected return on pension plan assets	3.5	0.9	3.7
Foreign currency translation on senior bank debt	(0.8)	(2.9)	3.4
Foreign currency remeasurement on hedging instrument	3.2	2.0	—
	$3.2	$(0.7)	$4.1

23.	Income Taxes

The following comprises the loss before income taxes:

	December 31,	December 31,	September 30,
	2019	2018	2018
	(in millions)
UK	$(23.3)	$(3.7)	$(18.9)
North America	(19.3)	5.5	32.8
Mainland Europe	1.9	0.3	(0.2)
South America	(0.3)	(0.5)	(0.2)
Total (loss) income before income taxes	$(41.0)	$1.6	$13.5

The income tax expense consisted of the following:

	Year Ended December 31,	Three Months Ended December 31,	Year Ended September 30,
	2019	2018	2018
	(in millions)
Income tax expense:
Current
UK	$—	$—	$—
Mainland Europe	0.1	—	0.2
South America	—	—	—
Total current taxes	$0.1	$—	$0.2

The net deferred tax assets and liabilities arising from temporary differences are as follows:

	December 31,	September 30,
	2019	2018
	(in millions)
Depreciation	$41.8	$32.1
Net operating losses	23.5	23.1
Other temporary differences	4.5	2.5
Total deferred tax assets	69.8	57.7
Valuation allowance balance	(65.7)	(54.9)
Net deferred tax assets	4.1	2.8
Deferred tax liabilities
Intangible assets	(2.5)	(1.0)
Other temporary differences	(1.6)	(1.8)
Net deferred tax liabilities	$—	$—

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2018 AND

FOR THE PERIODS ENDED

DECEMBER 31, 2019, DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

The differences between the US statutory tax rate and our effective rate are reflected in the following table:

	December 31,	December 31,	September 30,
	2019	2018	2018
Statutory income tax	21.0%	21.0%	24.5%
State taxes (net of federal)	3.3%	6.5%	4.9%
Tax effect of permanent differences	(11.9)%	89.6%	61.1%
Effect of foreign taxes	(1.5)%	(3.7)%	(8.4)%
True ups	3.2%	(6.3)%	—
Rate change	(0.5)%	(14.2)%	(9.0)%
Valuation allowance	(13.8)%	(89.5)%	(71.7)%
Effective income tax rate	(0.2)%	3.4%	1.4%

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

In addition, the Office of the Executive Chairman and other executives have consented to temporary reductions in base pay calculated on a percentage basis on each of the tiered stacks of the executive’s salary ranging from 0% for the portion under £25,000 to 33.3% for the over £300,000 portion, including as follows:

•	Lorne Weil (Executive Chairman): 25%
•	Brooks Pierce (President and Chief Operating Officer): 21%
•	Daniel Silvers (Executive Vice President and Chief Strategy Officer): 17.22%
•	Stewart Baker (Executive Vice President and Chief Financial Officer): 17%
•	Carys Damon (General Counsel): 17%

(c)	Exhibits.

Exhibit Number	Description
2.1	Share Sale Agreement, dated July 13, 2016, by and among Hydra Industries Acquisition Corp., the Vendors, Target Parent, DMWSL 632 Limited and Gaming Acquisitions Limited, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 19, 2016.

2.2	Completion Arrangements Agreement, dated December 23, 2016, between Hydra Industries Acquisition Corp. and the Vendors listed in schedule 1 to the Share Sale Agreement, incorporated herein by reference to Exhibit 10.18 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016

2.3	Share Purchase Agreement, dated as of June 11, 2019, by and between Inspired Gaming (UK) Limited and Novomatic UK Ltd. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of the Company, filed with the SEC on June 11, 2019).

3.1	Second Amended and Restated Certificate of Incorporation of Inspired Entertainment, Inc., incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

3.2	Amended and Restated Bylaws of Inspired Entertainment, Inc., incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K Company, filed with the SEC on November 11, 2019.

3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of the Company, dated August 14, 2017, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 8-A of the Company, filed with the SEC on August 14, 2017.

4.1	Registration Rights Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and certain security holders, incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014.

4.2	Warrant Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and Continental Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.6 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014.

4.3	Registration Rights Agreement, dated December 23, 2016, by and among Hydra Industries Acquisition Corp. and the Vendors, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

4.4	Stockholders Agreement, dated December 23, 2016, by and among the Company, Hydra Industries Sponsor LLC, Macquarie Sponsor and the Vendors, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

4.5	Rights Agreement, dated as of August 13, 2017, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto), incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of the Company, filed with the SEC on August 14, 2017.

4.6***	Description of Securities.

10.1	Senior Facilities Agreement, dated as of September 27, 2019, by and among Inspired Entertainment, Inc., Gaming Acquisition Limited, Nomura International plc, Macquarie Corporate Holdings Pty Limited (UK Branch), certain lenders named therein, Lucid Agency Services Limited and Lucid Trustee Services Limited, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on October 2, 2019.

Exhibit Number	Description
10.2	Form of Director and Officer Indemnity Agreement, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.3#	Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 4, 2017.

10.4#	Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.5 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017.

10.5#	Form of Grant Agreements under the Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan and Second Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.17 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.6#	Form of Grant Agreements for restricted stock units awards made to A. Lorne Weil and Daniel B. Silvers on December 21, 2017 under the Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended as of December 13, 2017, incorporated herein by reference to Exhibit 10.7 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017.

10.7#	Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan, incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 10, 2018.

10.8#	Forms of Grant Agreements under the Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan (Time-Based Form of Agreement and Performance-Based Form of Agreement), incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 10, 2019.

10.9#	Inspired Entertainment, Inc. 2019 Short-Term Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 10, 2019.

10.10#	Employment Agreement, dated January 16, 2017 by and between Inspired Entertainment, Inc. and Lorne Weil, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.11#	Letter dated August 24, 2018 to A. Lorne Weil, incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 10, 2018.

10.12#	Employment Agreement dated as of January 31, 2020 by and between the Company and A. Lorne Weil, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company, filed with the SEC on February 5, 2020.

10.13#***	Withdrawal Letter, dated March 26, 2020, between Inspired Entertainment, Inc. and A. Lorne Weil.

10.14#***	Letter Agreement, dated March 27, 2020, between Inspired Entertainment, Inc. and A. Lorne Weil.

10.15#***	Employment Agreement, dated February 17, 2020, between Inspired Entertainment, Inc. and Brooks H. Pierce.

10.16#***	Letter Agreement, dated March 28, 2020, between Inspired Entertainment, Inc. and Brooks H Pierce.

10.17#	Employment Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.18#	Amendment, dated December 22, 2017, to the Employee Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers, incorporated herein by reference to Exhibit 10.13 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017.

10.19#	Amendment effective January 31, 2020 to the Employment Agreement dated December 14, 2016 (as amended) by and between the Company and Daniel B. Silvers, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company, filed with the SEC on February 6, 2020.

10.20#***	Letter Agreement, dated March 28, 2020, between Inspired Entertainment, Inc. and Daniel B. Silvers.

10.21#	Employment Agreement, dated March 23, 2017, by and between Inspired Gaming (UK) Limited and Stewart Baker, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.22#	Amendment, dated October 25, 2017, to Service Agreement dated March 23, 2017, by and between Inspired Gaming (UK) Limited and Stewart Baker, incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 4, 2017.

Exhibit Number	Description
10.23#***	Letter Agreement, dated March 30, 2020, between Inspired Entertainment, Inc. and Stewart Baker.

10.24#	Form of Employment Agreement of Inspired Gaming (UK) Limited, entered into by Carys Damon on January 29, 2013, and term sheet setting forth updated terms, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on November 12, 2019.

10.25#***	Letter Agreement, dated March 30, 2020, between Inspired Entertainment, Inc. and Carys Damon.

10.26#	Inspired Entertainment, Inc. Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company, filed with the SEC on July 14, 2017.

10.27#	Non-Employee Director Compensation Policy (updated effective January 1, 2019), incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on February 11, 2019.

21.1***	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer.

32.2**	Section 906 Certification of Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

#	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

***	Previously filed.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: May 7, 2021	By:	/s/ A. Lorne Weil
A. Lorne Weil
Executive Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 7, 2021	/s/ A. Lorne Weil
A. Lorne Weil, Executive Chairman

Date: May 7, 2021	/s/ Stewart F.B. Baker
Stewart F.B. Baker, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 7, 2021	/s/ Michael R. Chambrello
Michael R. Chambrello, Director

Date: May 7, 2021	/s/ Ira H. Raphaelson
Ira H. Raphaelson, Director

Date: May 7, 2021	/s/ Desirée G. Rogers
Desirée G. Rogers, Director

Date: May 7, 2021	/s/ Steven M. Saferin
Steven M. Saferin, Director

Date: May 7, 2021	/s/ Katja Tautscher
Katja Tautscher, Director

Date: May 7, 2021	/s/ John M. Vandemore
John M. Vandemore, Director