Form 10-K/A
period 2020-12-31
Inspired Entertainment, Inc.
filed 2021-05-10
CIK 1615063

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

As of May 6, 2021, there were 23,218,323 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2021 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement was filed with the Securities and Exchange Commission on April 12, 2021.

EXPLANATORY NOTE

Inspired Entertainment, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the Amendment”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2020, and December 31, 2019, and for the years ended December 31, 2020, and December 31, 2019, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2021 (the “Original 10-K”).

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

On May 7, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm (the “Independent Accountants”), the Company’s management and the audit committee of the Company’s Board of Directors (the “Audit Committee”) concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020, and December 31, 2019, and for the years ended December 31, 2020, and December 31, 2019 (the “Relevant Periods”), which were included in the Original 10-K. Considering such restatement, the Company concluded that such audited financial statements should no longer be relied upon. This Amendment includes the restated audited financial statements for the Relevant Periods.

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

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment restated financial statements as of December 31, 2020 and December 31, 2019, and for the years ended December 31, 2020, and December 31, 2019, that were previously reported on the Original 10-K, to restate the following non-cash items:

●	understatement of liabilities and overstatement of equity by $5.7 million, $9.8 million and $13.0 million as of January 1, 2019, December 31, 2019, and December 31, 2020, respectively;
●	overstatement of additional paid in capital by $26.0 million as of January 1, 2019, December 31, 2019, and December 31, 2020, respectively;
●	overstatement of accumulated deficit by $20.3 million, $16.2 million and $13.0 million as of January 1, 2019, December 31, 2019, and December 31, 2020, respectively;
●	understatement of net loss by $4.1 million and $3.2 million for the years ended December 31, 2019, and December 31, 2020, respectively;
●	understatement of basic and diluted net loss per common share of $0.19 and $0.15 for the years ended December 31, 2019, and December 31, 2020, respectively.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

See Note 1 to the Notes to Consolidated Financial Statements “Restatement of Previously Reported Information” included in Part IV, Item 15 of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

Other Amendments

We have also taken the opportunity to update for minor discrepancies in KPIs, unit counts and our liquidity and capital resources discussion in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1. Business; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 9A. Controls and Procedures; and (iv) Part IV, Item 15. Exhibits, Financial Statement Schedules.

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

As of December 31, 2020, we had a total installed base of 31,515 units, which were operated primarily under participation-based contracts. We generate revenue by participating, typically as a function of gross revenue from each machine, in a percentage of volumes generated by these machines. Because we participate in our customers’ revenues under such contracts, we are aligned with our customers in benefitting from the introduction of our new content, which can drive growth of the win per unit per day of our installed base. Additionally, we earn revenue through the sale of units, as well as receiving a fixed daily fee for some of our installed units. During 2019, we sold 2,521 machines (6,362 on a pro forma basis for the NTG Acquisition) and during 2020 we sold 2,832 machines despite many of our customers having operations which were closed for a portion of 2020. Our average sale price decreased by approximately 5% in 2020 as compared to 2019 on an actual basis and increased by approximately 17% on a pro forma basis for the NTG Acquisition. With our participation-driven business model, approximately 97% of service revenue for our Gaming segment was recurring in nature in 2020 (excluding $42.2 million of VAT-related revenue) and derived under long-term contracts. We have successfully renewed all of our key Gaming contracts expiring over the last three years.

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

We believe we are one of the most innovative suppliers of Virtual Sports gaming products in the world. We offer a wide range of sports and numbers games to approximately 32,000 retail venues as well as through various online websites. Our products are installed in over 35 gaming jurisdictions worldwide, including the UK, Italy, Greece, Morocco, and the U.S.

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

Interactive Segment

Our Interactive business uses offerings from our Gaming and Virtual Sports segments, as well as interactive-only content, via remote gaming servers to allow online gaming operators to use our games and content online and on mobile devices worldwide. Our interactive content includes a wide range of premium random number generated casino content from feature-rich bonus games to European-style casino free spins and table games incorporating well-known first and third-party brands including 20p RouletteTM, Jagr’s Super SlotTM, Super Hot FruitsTM and Reel King MegawaysTM. Inspired releases several new titles per month and new games can be seamlessly deployed to the full estate of operators and aggregators through its proprietary Virgo RGS™. Games are available on over 170 websites across much of regulated Europe including the UK, Gibraltar, Malta, Spain, Sweden, Italy, Germany, Greece and Belgium as well as in New Jersey. We expect to next go live in Michigan and West Virginia.

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

Leisure Segment

We are a supplier of gaming terminals and amusement machines to the Leisure and Hospitality sectors and one of the largest operators of “pay to play” gaming terminals and amusement machines in the UK. As of December 31, 2020, we supplied and operated over 11,600 gaming terminals and 7,000 pool tables, prize vending and jukeboxes located in pubs, bingo halls, and adult gaming centers. We also service approximately 2,200 gaming terminals under maintenance only contracts. The increasing majority of gaming terminals we operate are server based, allowing us to distribute content supplied by our “in house” design studios as well as some of the most popular content titles from our strategic partners. We also manufacture and sell analog machines.

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

Our Competitive Strengths

We believe key factors that give us a competitive advantage over other players in the gaming technology space include:

Established presence across multiple Product Verticals

We have a substantial installed base across each of our product verticals, including over 31,500 digital terminals in the Gaming segment located across key jurisdictions in the United Kingdom, Greece, Italy and South America; with approximately 14,000 terminals installed in UK Licensed Betting Offices and approximately 8,500 installed in Greek video lottery terminals (“VLTs”). In our Leisure segment, we supply and operate an installed base of approximately 14,000 gaming terminals (including approximately 2,200 gaming terminals under maintenance only contracts) and 7,000 pool tables, prize vending and jukeboxes to pubs, bingo halls and adult gaming centers. In addition, we also supply and operate approximately 9,300 amusement machines and 2,200 gaming terminals in family entertainment centers located in holiday parks, bowling centers and other entertainment venues. We have award winning content and products in our Virtual Sports segment, which offers a wide range of sports and numbers games through approximately 32,000 retail venues as well as through various online channels. Our Virtual Sports gaming products are installed in approximately 35 gaming jurisdictions worldwide, including the United Kingdom, Italy, Greece, Morocco and the United States, our customers being many of the largest operators of lottery, gaming, and betting operations worldwide. Additionally, our Interactive segment provides a wide range of premium iGaming content to large operators primarily located in the United Kingdom, Italy, Greece and North America, as well as several other countries across Europe through over 170 websites.

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

Our Interactive business has expanded rapidly, with revenue growing at an approximate compound annual growth rate of 103% on a functional currency at constant rate basis between 2018 and 2020. We believe this growth has been driven by our content library of over 106 slot machine games, many of which have not been extensively distributed previously to interactive operators. Many of our recent game launches, including Maximus Gold CashTM, Rainbow CashpotsTM, and Super Hot FruitsTM (a consistent top performer in the Greek sector), have been omni-channel, offering a premium player experience across multiple platforms.

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

Attractive Economic Model to Drive Strong Performance Post COVID-19

Due to our comprehensive COVID-19 mitigation plan and the strength of our Virtual Sports and Interactive businesses, we were able to return to revenue growth in the quarter ended September 30, 2020 as compared to the prior year period, following the initial COVID-19 lockdowns in Europe. This was partly attributable to the fact that the NTG Acquisition was completed in October of 2019 and thus the results of operations of the acquired entities were reflected in our consolidated results for the quarter ended September 30, 2020 but not the prior year period. Overall, our business generated $25.0 million and $34.9 million of Adjusted EBITDA in the third and fourth quarters of 2020 respectively, representing a year-over-year growth rate of 186% and 97%, respectively. More specifically, during October 2020, when our business was closest to being fully operational, we generated Adjusted EBITDA of $6.4 million which represented year-over-year growth of approximately 22%, with strong margin improvement. We were able to achieve such results despite operating under several governmental restrictions, such as pub curfews and the introduction of a tiered system of UK closures, which we believe did not allow our business to reach its full potential despite our demonstrated growth. We believe we are well positioned to capitalize on significant pent-up demand from end users upon a full reopening of the respective jurisdictions in which we operate. As a result, we expect to generate meaningful free cash flow given our improved cost structure, synergies expected to be realized from the NTG Acquisition and reduced capital expenditure requirements.

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

Segment Reporting Recharacterizations

For full information on this, see Part IV, Item 15, ‘Exhibits, Financial Statement Schedules’ Note 26 ‘Segment Reporting and Geographic Information’.

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

Twelve Months ended December 31, 2020 compared to Twelve Months ended December 31, 2019

	For the Twelve-Month Period ended		Variance	Variance
	Dec 31, 2020	Dec 31, 2019	2020 vs 2019	Organic Variance %	Total Functional Currency %	Total Variance %
(In millions)

Revenue:
Service	$178.7	$134.5	$44.2	(0.6)%	31.5%	32.9%
Product	21.1	18.9	2.1	(35.3)%	10.9%	11.3%
Total revenue	199.8	153.4	46.4	(4.8)%	29.0%	30.2%
Cost of sales, excluding depreciation and amortization:
Cost of service	(30.1)	(25.4)	(4.7)	(17.8)%	17.0%	18.3%
Cost of product	(14.4)	(12.9)	(1.5)	(42.5)%	11.3%	11.7%
Selling, general and administrative expenses	(84.8)	(70.4)	(14.4)	(25.4)%	19.6%	20.5%
Stock-based compensation	(4.8)	(9.0)	4.2	(48.6)%	(47.9)%	(47.0)%
Acquisition and integration related transaction expenses	(7.0)	(6.7)	(0.3)	(0.2)%	(0.2)%	4.1%
Depreciation and amortization	(52.3)	(42.0)	(10.4)	(16.6)%	24.5%	24.7%
Net operating Income (Loss)	6.4	(13.0)	19.4	(237)%	(141)%	(149)%
Other income (expense)
Interest income	0.6	0.1	0.5		824%	823%
Interest expense	(30.6)	(27.8)	(2.8)		9.9%	9.9%
Change in fair value of earnout liability	-	(2.3)	2.3		(100)%	(100)%
Change in fair value of derivative liability	-	3.0	(3.0)		(100)%	(100)%
Change in fair value of warrant liability	(3.2)	(4.1)	0.9		(32.9)%	(21.5)%
Other finance income (expense)	(4.7)	3.2	(7.9)		(256)%	(247)%
Loss from equity method investee	(0.5)	(0.1)	(0.5)		967%	900%
Total other income (expense), net	(38.4)	(28.0)	(10.4)		37.6%	37.3%
Net loss from continuing operations before income taxes	(32.0)	(41.0)	9.0		(19.9)%	(21.9)%
Income tax expense	(0.4)	(0.1)	(0.3)		198%	354%

Net loss	$(32.4)	$(41.1)	$8.7		(20.4)%	(21.1)%

Exchange Rate - $ to £	1.29	1.28

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

Change in fair value of warrant liability

Due to changes in the valuation of the warrant liability, the expense recorded in the year reduced from $4.1 million to $3.2 million.

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

Net loss

During the period, net loss was $32.4 million compared to a net loss of $41.1 million in the prior period. On a functional currency at constant rate basis, net loss improved by $8.4 million, primarily due to the VAT-related income and growth in Interactive revenue.

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

Gaming Segment, Key Performance Indicators

	For the Twelve-Month Period ended		Variance
	Dec 31, 2020	Dec 31, 2019	2020 vs 2019%
Gaming
End of period installed base (# of terminals)	31,515	32,520	(1,005)	(3.1)%
Total Gaming - Average installed base (# of terminals)	32,069	34,966	(2,897)	(8.3)%
Participation - Average installed base (# of terminals)	30,165	33,297	(3,131)	(9.4)%
Fixed Rental - Average installed base (# of terminals)	1,903	1,670	234	14.0%
Service Only - Average installed base (# of terminals)	21,015	6,681	14,334	214.6%
Customer Gross Win per unit per day (1) (2)	£46.69	£82.69	£(36.00)	(43.5)%
Customer Net Win per unit per day (1) (2)	£34.57	£58.41	£(23.84)	(40.8)%
Inspired Blended Participation Rate	6.5%	6.4%	0.1%	1.5%
Inspired Fixed Rental Revenue per Gaming Machine per week	£26.33	£11.51	£15	128.8%
Inspired Service Rental Revenue per Gaming Machine per week	£3.30	£4.01	£(1)	(17.7)%
Gaming Long term license amortization £(‘m)	£5.1	£4.6	£0.5	11.6%
Number of Machine sales	2,832	2,521	311	12.3%
Average selling price per terminal	£4,337	£4,588	£(251)	(5.5)%

(1)	Includes all Gaming terminals in which the company takes a participation revenue share across all territories
(2)	Includes all days of the year, including the days during which the Gaming terminals were not operating due to COVID-19 closures.

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

Interactive Segment, Recurring Revenue

Set forth below is a breakdown of our Interactive recurring revenue which consists principally of Interactive participation revenue. See “— Interactive Segment Revenue” below for a discussion of Interactive service revenue between the periods under review.

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

Leisure Segment, Recurring Revenue

Set forth below is a breakdown of our Leisure recurring revenue which consists principally of Leisure participation revenue and Leisure other fixed fee revenue. See “— Leisure Segment Revenue” below for a discussion of leisure service revenue between the periods under review.

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

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Loss, to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA

	For the Twelve-Month Period ended
	Dec 31,	Dec 31,
	2020	2019
(In millions)

Net loss	$(32.4)	$(41.1)

Items Relating to Legacy Activities:
Pension charges (1)	0.6	0.6

Items outside the normal course of business:
Costs of group restructure (2)	0.8	3.3
Acquisition and integration related transaction expenses (3)	7.0	6.7
Impairment on interest in equity method investee (4)	0.7	-
Italian tax related costs relating to prior years	-	0.4

Stock-based compensation expense	4.8	9.0

Depreciation and amortization	52.3	42.0
Interest Income	(0.6)	(0.1)
Interest Expense	30.6	27.8
Change in fair value of earnout liability	-	2.3
Change in fair value of derivative liability	-	(3.0)
Change in fair value of warrant liability	3.2	4.1
Other finance expenses / (income)	4.7	(3.2)
Income tax	0.4	0.1
Adjusted EBITDA	$72.1	$49.0

Adjusted EBITDA	£55.5	£38.2

Exchange Rate - $ to £ (5)	1.30	1.28

Reconciliation to Adjusted EBITDA by segment for the Twelve Months ended December 31, 2020

	For the Twelve-Month Period ended
	Dec 31, 2020
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
(In millions)
Net Income/(loss)	$(32.4)	$29.5	$21.0	$4.9	$(15.8)	$(72.0)

Items Relating to Legacy Activities:
Pension charges (1)	0.6					0.6

Items outside the normal course of business:
Costs of group restructure (2)	0.8					0.8
Acquisition and integration related transaction expenses (3)	7.0					7.0
Impairment on interest in equity method investee(4)	0.7					0.7
Italian tax related costs relating to prior years (5)	-					-

Stock-based compensation expense	4.8	0.8	0.4	0.3	0.1	3.2

Depreciation and amortization	52.3	27.6	3.7	2.3	16.9	1.8
Interest Income	(0.6)					(0.6)
Interest Expense	30.6					30.6
Change in fair value of earnout liability	-					-
Change in fair value of derivative liability	-					-
Change in fair value of warrant liability	3.2					3.2
Other finance expenses / (income)	4.7					4.7
Income tax	0.4					0.4
Adjusted EBITDA	$72.1	$57.9	$25.1	$7.5	$1.3	$(19.7)

Adjusted EBITDA	£55.5

Exchange Rate - $ to £ (6)	1.30

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical, these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Twelve Months ended December 31, 2019

	For the Twelve-Month Period ended
	Dec 31, 2019
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
(In millions)
Net Income/(loss)	$(41.1)	$0.3	$21.6	$(3.1)	$2.3	$(62.2)

Items Relating to Legacy Activities:
Pension charges (1)	0.6					0.6

Items outside the normal course of business:
Costs of group restructure (2)	3.3	1.1		0.1		2.1
Acquisition and integration related transaction expenses (3)	6.7					6.7
Impairment on interest in equity method investee(4)	-					-
Italian tax related costs relating to prior years (5)	0.4		0.4			-

Stock-based compensation expense	9.0	1.0	0.6	0.2	0.1	7.1

Depreciation and amortization	42.0	30.4	2.6	2.9	3.8	2.3
Interest Income	(0.1)					(0.1)
Interest Expense	27.8					27.8
Change in fair value of earnout liability	2.3					2.3
Change in fair value of derivative liability	(3.0)					(3.0)
Change in fair value of warrant liability	4.1					4.1
Other finance expenses / (income)	(3.2)					(3.2)
Income tax	0.1					0.1
Adjusted EBITDA	$49.0	$32.8	$25.2	$0.1	$6.2	$(15.3)

Adjusted EBITDA	£38.2

Exchange Rate - $ to £ (5)	1.28

Notes to EBITDA tables above:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.
(2)	“Costs of group restructure” include redundancy costs, Payments In Lieu of Notice costs, any associated employer taxes and costs associated with onerous property leases. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs. These costs were primarily incurred in connection with the property consolidation.

(3)	Acquisition and integration related transaction expenses, Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability, change in fair value of warrant liability and other finance income.

(4)	In April 2020, the Company disposed of its 40% non-controlling equity interest in Innov8 Gaming Limited which resulted in the investment of $0.7 million being written off.

(5)	“Italian tax related costs relating to prior years invoicing” relate to VAT charges and associated costs, relating to prior years, imposed on our Virtual Sports segment following changes in interpretation of legislation and an ongoing VAT audit in line with prior years disclosure.
(6)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Liquidity and Capital Resources

Year ended December 31, 2020 compared to Year ended December 31, 2019

	12 Months ended		Variance
	Dec 31, 2020	Dec 31, 2019	2020 to 2019
(in millions)

Net loss	$(32.4)	$(41.1)	$8.7

Amortization of debt fees	3.4	9.0	(5.6)

Change in fair value of derivative, warrant and earnout liabilities and stock-based compensation expense	8.9	12.4	(3.5)
Impairment expense	0.7	0.0	0.7
Foreign currency translation on senior bank debt and cross currency swaps	5.6	(2.8)	8.4
Depreciation and amortization (incl RoU assets)	55.9	43.0	12.9
Other net cash generated by operating activities	10.8	10.2	0.6
Net cash provided by operating activities	52.9	30.7	22.2

Net cash used in investing activities	(29.9)	(133.4)	103.5
Net cash (used)/generated by financing activities	(8.2)	113.5	(121.7)
Effect of exchange rates on cash	3.2	2.3	0.9
Net increase in cash and cash equivalents	$18.0	$13.1	$4.9

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

Change in fair value of derivative, warrant and earnout liabilities and stock-based compensation expense reduced by $3.5 million, from an inflow of $12.4 million to an inflow of $8.9 million. Movements in the market value of the stock price in the year ended December 31, 2019 resulted in a $2.3 million higher earnout inflow. There was also a $4.3 million higher inflow relating to stock-based compensation expense in the year ended December 31, 2019. These were offset by a $3.9 million movement relating to cross-currency swaps. On March 25, 2019, the shares relating to the earnout liability were issued resulting in no further inflows or outflows after this date. The expense relating to the change in the fair value of the warrant liability reduced by $0.9 million in the year to $3.2 million.

Foreign currency translation on senior bank debt and cross currency swaps following the refinancing on October 1, 2019 resulted in a gain in the year ended December 31, 2020 of $5.6 million as a result of the movement in exchange rates during the period, compared to a $2.8 million loss in the year ended December 31, 2019.

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

Other net cash generated by operating activities increased by $0.6 million, to a $10.8 million inflow despite the significant impact in the current year of the COVID-19 closures. Movements in trading levels generated a $10.2 million benefit in current taxes with further favorable movements in deferred revenue and accruals of $2.0 million and $3.7 million, respectively. These were partly offset by adverse movements in accounts receivable of $1.4 million, accounts payable $11.7 million and inventory $0.7 million. Throughout the year ended December 31, 2020, and especially upon the outbreak of the COVID-19 closures, management actively managed our cash levels to seek to optimize our liquidity position.

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

Net cash used by financing activities. During the year ended December 31, 2020, net cash used by financing activities was $8.2 million, compared to a $113.5 million inflow in the year ended December 31, 2019. Repayment of all amounts drawn on our revolver during the year ended December 31, 2020 resulted in an outflow of $4.2 million. Further outflows in the year related to finance lease payments of $0.9 million and a $3.1 million payment of lender fees associated with the changes made to the debt terms and covenant levels as a result of the COVID-19 closures. The year ended December 31, 2019 included a net debt inflow of $111.1 million plus a $2.8 million increase in the level of revolver drawn offset by $0.5 million of finance lease payments, the result of the NTG Acquisition and subsequent refinancing.

Funding Needs and Sources

To fund our obligations we have relied historically on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of December 31, 2020, we had liquidity of $47.1 million in cash and cash equivalents and a further $27.3 million of an undrawn revolver facility. This compares to $29.1 million of cash and cash equivalents as at December 31, 2019 and a further $23.8 million of an undrawn revolver facility. We had a working capital inflow of $10.9 million for the year ended December 31, 2020, compared to a $10.9 million inflow for the year ended December 31, 2019. The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization as well as the seasonality evident in some of the businesses purchased as part of the NTG Acquisition. In periods with minimal machine volumes and capital spend, our working capital is more stable. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are higher than typical and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels which have been seen during 2020 following the COVID-19 closures, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Some of our business operations require cash to be held within the machines. As of December 31, 2020, $1.5 million of our $47.1 million of cash and cash equivalents were held as operational floats within the machines. In addition, we held a further $7.2 million of ring-fenced cash.

Management currently believes that despite the reduced trading levels caused by the COVID-19 closures, the Company’s cash balances on hand, cash flows expected to be generated from operations, the refinancing of the business following the NTG Acquisition in October 2019 and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through March 2022. We routinely review and explore financing alternatives to fund the Company’s ongoing activities.

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

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net liabilities total approximately $99.5 million and our US Dollar functional currency net liabilities total approximately $10.2 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2020 would result in translation adjustments of approximately $8.1 million and $1.0 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained earnings earned in Euros and in US Dollars in the period ended December 31, 2020 were €2.1 million and a loss of $15.9 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2020 would result in translation adjustments of approximately $0.2million and $1.4 million, respectively, recorded in trading operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Executive Chairman and our Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

Except for the changes noted above regarding the material weakness remediation, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants, as described in Note 1 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Reported Information”.

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

AS OF DECEMBER 31, 2020 AND 2019

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2016

New York, NY

March 26, 2021, except for the effects of the restatement discussed in Note 1 as to which the date is May 7, 2021.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31, 2020	December 31, 2019
Assets
Cash	$47.1	$29.1
Accounts receivable, net	27.5	24.2
Inventory, net	17.6	18.8
Prepaid expenses and other current assets	16.8	23.2
Total current assets	109.0	95.3

Property and equipment, net	65.5	79.3
Software development costs, net	42.4	46.9
Other acquired intangible assets subject to amortization, net	7.7	9.9
Goodwill	83.7	80.9
Right of use asset	12.5	9.4
Investment	—	0.6
Other assets	3.3	5.1
Total assets	$324.1	$327.4

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$17.9	$22.2
Accrued expenses	31.4	31.2
Corporate tax and other current taxes payable	14.4	6.6
Deferred revenue, current	11.5	10.1
Operating lease liabilities	3.6	3.6
Other current liabilities	2.5	1.9
Warrant liability	13.0	9.8
Current portion of long-term debt	—	2.6
Current portion of finance lease liabilities	0.6	0.1
Total current liabilities	94.9	88.1

Long-term debt	297.5	270.5
Finance lease liabilities, net of current portion	0.2	—
Deferred revenue, net of current portion	11.4	17.7
Derivative liability	1.7	—
Operating lease liabilities	9.2	5.2
Other long-term liabilities	10.9	5.2
Total liabilities	425.8	386.7

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Series A Junior Participating Preferred stock; $0.0001 par value; 1,000,000 shares authorized; 49,000 shares designated; no shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 22,430,475 shares and 22,230,768 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Additional paid in capital	324.6	320.6
Accumulated other comprehensive income	31.1	45.1
Accumulated deficit	(457.4)	(425.0)
Total stockholders’ deficit	(101.7)	(59.3)
Total liabilities and stockholders’ deficit	$324.1	$327.4

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in millions, except share and per share data)

	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenue:
Service	$178.7	$134.5
Product sales	21.1	18.9
Total revenue	199.8	153.4

Cost of sales, excluding depreciation and amortization:
Cost of service	(30.1)	(25.4)
Cost of product sales	(14.4)	(12.9)
Selling, general and administrative expenses	(89.6)	(79.4)
Acquisition and integration related transaction expenses	(7.0)	(6.7)
Depreciation and amortization	(52.3)	(42.0)
Net operating income (loss)	6.4	(13.0)

Other expense
Interest income	0.6	0.1
Interest expense	(30.6)	(27.8)
Change in fair value of earnout liability	—	(2.3)
Change in fair value of derivative liability	—	3.0
Change in fair value of warrant liability	(3.2)	(4.1)
Loss from equity method investee	(0.5)	(0.1)
Other finance (expense) income	(4.7)	3.2

Total other expense, net	(38.4)	(28.0)

Loss before income taxes	(32.0)	(41.0)
Income tax expense	(0.4)	(0.1)
Net loss	(32.4)	(41.1)

Other comprehensive loss:
Foreign currency translation loss	(5.4)	(2.4)
Change in fair value of hedging instrument	(2.9)	2.9
Reclassification of loss (gain) on hedging instrument to comprehensive income	1.5	(4.4)
Actuarial losses on pension plan	(7.2)	(6.9)
Other comprehensive loss	(14.0)	(10.8)

Comprehensive loss	$(46.4)	$(51.9)

Net loss per common share – basic and diluted	$(1.45)	$(1.88)

Weighted average number of shares outstanding during the year – basic and diluted	22,399,333	21,892,964

Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(4.8)	$(9.0)

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in millions, except share data)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit
Balance as of January 1, 2019	20,870,397	$—	$303.9	$55.9	$(383.9)	$(24.1)
Foreign currency translation adjustments	—	—	—	(2.4)	—	(2.4)
Actuarial losses on pension plan	—	—	—	(6.9)	—	(6.9)
Change in fair value of hedging instrument	—	—	—	2.9	—	2.9
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(4.4)	—	(4.4)
Conversion of awards previously classified as derivatives	—	—	0.8	—	—	0.8
Shares issued in earnout	1,323,558	—	8.6	—	—	8.6
Shares issued upon net settlement of RSUs	36,813	—	(0.9)	—	—	(0.9)
Stock-based compensation expense	—	—	8.2	—	—	8.2
Net loss	—	—	—	—	(41.1)	(41.1)

Balance as of December 31, 2019	22,230,768	—	320.6	45.1	(425.0)	(59.3)
Foreign currency translation adjustments	—	—	—	(5.4)	—	(5.4)
Actuarial losses on pension plan	—	—	—	(7.2)	—	(7.2)
Change in fair value of hedging instrument	—	—	—	(2.9)	—	(2.9)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	1.5	—	1.5
Shares issued upon net settlement of RSUs	192,058	—	(0.7)	—	—	(0.7)
Stock-based compensation expense - ESPP	7,649	—	—	—	—	—
Stock-based compensation expense	—	—	4.7	—	—	4.7
Net loss	—	—	—	—	(32.4)	(32.4)

Balance as of December 31, 2020	22,430,475	$—	$324.6	$31.1	$(457.4)	$(101.7)

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash flows from operating activities:
Net loss	$(32.4)	$(41.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52.3	42.0
Amortization of right of use asset	3.6	1.0
Stock-based compensation expense	4.8	9.0
Change in fair value of derivative liability	—	(3.0)
Change in fair value of earnout liability	—	2.3
Impairment of investment in equity method investee	0.7	—
Foreign currency translation on senior bank debt	5.6	0.8
Foreign currency translation on cross currency swaps	—	(3.6)
Change in fair value of warrant liability	3.2	4.1
Reclassification of loss on hedging instrument to comprehensive income	0.9	—
Non-cash interest expense relating to senior debt	3.4	9.0
Changes in assets and liabilities:
Accounts receivable	(2.9)	3.3
Inventory	1.3	2.0
Prepaid expenses and other assets	8.8	3.3
Corporate tax and other current taxes payable	6.6	(3.6)
Accounts payable	(4.8)	6.9
Deferred revenues and customer prepayment	(5.7)	(9.5)
Accrued expenses	10.9	7.2
Operating lease liabilities	(2.8)	(1.3)
Other long-term liabilities	(0.6)	1.9
Net cash provided by operating activities	52.9	30.7

Cash flows from investing activities:
Purchases of property and equipment	(15.4)	(10.5)
Cash paid for NTG Acquisition	—	(105.9)
Purchases of capital software	(14.5)	(17.0)
Net cash used in investing activities	(29.9)	(133.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	270.6
Proceeds from issuance of revolver	—	2.8
Repayments of revolver and long-term debt, including exit premium	(4.2)	(144.2)
Payment of financing costs	—	(15.2)
Debt fees incurred	(3.1)	—
Repayments of finance leases	(0.9)	(0.5)
Net cash (used in) provided by financing activities	(8.2)	113.5

Effect of exchange rate changes on cash	3.2	2.3

Net increase in cash	18.0	13.1
Cash, beginning of period	29.1	16.0
Cash, end of period	$47.1	$29.1

Supplemental cash flow disclosures
Cash paid during the period for interest	$13.3	$12.6
Cash paid during the period for income taxes	$0.2	$—
Cash paid during the period for operating leases	$3.3	$2.2

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital from net settlement of RSUs	$(0.7)	$(0.9)
Lease liabilities arising from obtaining right of use assets	$(6.8)	$(9.6)
Adjustment to goodwill arising from adjustment to fair value of assets acquired	$(0.2)	$—
Property and equipment acquired through finance lease	$1.5	$—
Capitalized interest payments	$10.6	$—
Assets arising from asset retirement obligations	$1.0	$—
Additional paid in capital reclassified from derivative liability	$—	$0.8

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

Management Liquidity Plans

As of December 31, 2020, the Company’s cash on hand was $47.1 million, and the Company had working capital of $14.1 million. The Company recorded net losses of $32.4 million and $41.1 million for the year ended December 31, 2020 and 2019, respectively. Net losses include excess depreciation and amortization over capital expenditure of $22.4 million and $14.5 million for the year ended December 31, 2020 and 2019, respectively, non-cash stock-based compensation of $4.8 million and $9.0 million for the year ended December 31, 2020 and 2019, respectively, and non-cash changes in fair value of warrant liability of $3.2 million and $4.1 million for the year ended December 31, 2020, and 2019, respectively. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $52.9 million and $30.7 million for the year ended December 31, 2020 and 2019, respectively. Working capital of $14.1 million includes a non-cash settled item of $11.5 million of deferred income, and an item not expected to be cash settled of $9.8 million comprising a warrant liability. Management currently believes that, absent any long-term coronavirus (“COVID-19”) impact (see below), the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through March 2022.

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

The SEC’s Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” Following consideration of the guidance in the Public Statement, and after consultation with the Company’s independent registered public accounting firm, Management has concluded that the warrants do not meet the conditions to be classified in equity and instead, the warrants meet the definition of a derivative under ASC 815, under which the Company should record the warrants as liabilities on the Company’s balance sheet.

Management has determined that information previously reported in the Annual Report on Form 10-K of the Company, filed with the SEC on March 29, 2021, should no longer be relied upon due to changes required for alignment with the SEC’s Public Statement. Information contained within this Annual Report has been restated in line with this determination. The adjustments to the financial statement items for the affected periods are as follows:

	As Previously Reported	Adjustments	As Restated
	(in millions, except per share data)
Consolidated Balance Sheet as of January 1, 2019
Warrant liability	$—	$5.7	$5.7
Additional paid in capital	329.9	(26.0)	303.9
Accumulated deficit	(404.2)	20.3	(383.9)

Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2019
Change in fair value of warrant liability	$—	$(4.1)	$(4.1)
Net loss	(37.0)	(4.1)	(41.1)
Comprehensive loss	(47.8)	(4.1)	(51.9)

Net loss per common share – basic and diluted	$(1.69)	$(0.19)	$(1.88)

Consolidated Balance Sheet as of December 31, 2019
Warrant liability	$—	$9.8	$9.8
Additional paid in capital	346.6	(26.0)	320.6
Accumulated deficit	(441.2)	16.2	(425.0)

Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2020
Change in fair value of warrant liability	$—	$(3.2)	$(3.2)
Net loss	(29.2)	(3.2)	(32.4)
Comprehensive loss	(43.2)	(3.2)	(46.4)

Net loss per common share – basic and diluted	$(1.30)	$(0.15)	$(1.45)

Consolidated Balance Sheet as of December 31, 2020
Warrant liability	$—	$13.0	$13.0
Additional paid in capital	350.6	(26.0)	324.6
Accumulated deficit	(470.4)	13.0	(457.4)

The tables below set forth the unaudited selected quarterly financial data, including the balances originally reported, corrections and the as revised for each fiscal quarter:

	Quarter Ended
	March 31, 2019
	As Previously Reported	Adjustments	As Revised
	(in millions, except per share data)
Consolidated Balance Sheet
Warrant liability	$-	$10.8	$10.8
Additional paid in capital	340.2	(26.0)	314.2
Accumulated deficit	(409.2)	15.2	(394.0)
Consolidated Statement of Operations and Comprehensive (Loss) Income
Change in fair value of warrant liability	$-	$(5.1)	$(5.1)
Net (loss) income	(5.0)	(5.1)	(10.1)
Comprehensive (loss) income	(5.2)	(5.1)	(10.3)
Net (loss) income per common share - basic	(0.24)	(0.24)	(0.48)

	Quarter Ended
	June 30, 2019			September 30, 2019
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in millions, except per share data)
Consolidated Balance Sheet
Warrant liability	$-	$18.9	$18.9	$-	$11.5	$11.5
Additional paid in capital	343.1	(26.0)	317.1	345.3	(26.0)	319.3
Accumulated deficit	(419.9)	7.1	(412.8)	(428.4)	14.5	(413.9)
Consolidated Statement of Operations and Comprehensive (Loss) Income
Change in fair value of warrant liability	$-	$(8.1)	$(8.1)	$-	$7.4	$7.4
Net (loss) income	(10.7)	(8.1)	(18.8)	(8.5)	7.4	(1.1)
Comprehensive (loss) income	(12.2)	(8.1)	(20.3)	(11.4)	7.4	(4.0)
Net (loss) income per common share - basic	(0.48)	(0.37)	(0.85)	(0.38)	0.33	(0.05)

	Quarter Ended
	December 31, 2019			March 31, 2020
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in millions, except per share data)
Consolidated Balance Sheet
Warrant liability	$-	$9.8	$9.8	$-	$2.2	$2.2
Additional paid in capital	346.6	(26.0)	320.6	347.6	(26.0)	321.6
Accumulated deficit	(441.2)	16.2	(425.0)	(458.6)	23.8	(434.8)
Consolidated Statement of Operations and Comprehensive (Loss) Income
Change in fair value of warrant liability	$-	$1.7	$1.7	$-	$7.6	$7.6
Net (loss) income	(12.8)	1.7	(11.1)	(17.4)	7.6	(9.8)
Comprehensive (loss) income	(19.0)	1.7	(17.3)	(11.0)	7.6	(3.4)
Net (loss) income per common share - basic	(0.58)	0.08	(0.50)	(0.78)	0.34	(0.44)

	Quarter Ended
	June 30, 2020			September 30, 2020
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in millions, except per share data)
Consolidated Balance Sheet
Warrant liability	$-	$3.9	$3.9	$-	$3.7	$3.7
Additional paid in capital	348.6	(26.0)	322.6	349.7	(26.0)	323.7
Accumulated deficit	(483.1)	22.1	(461.0)	(482.8)	22.3	(460.5)
Consolidated Statement of Operations and Comprehensive (Loss) Income
Change in fair value of warrant liability	$-	$(1.7)	$(1.7)	$-	$0.2	$0.2
Net (loss) income	(24.5)	(1.7)	(26.2)	0.3	0.2	0.5
Comprehensive (loss) income	(33.3)	(1.7)	(35.0)	(4.3)	0.2	(4.1)
Net (loss) income per common share - basic	(1.09)	(0.06)	(1.15)	0.01	0.01	0.02

	Quarter Ended
	December 31, 2020
	As Previously Reported	Adjustments	As Revised
	(in millions, except per share data)
Consolidated Balance Sheet
Warrant liability	$-	$13.0	$13.0
Additional paid in capital	350.6	(26.0)	324.6
Accumulated deficit	(470.4)	13.0	(457.4)
Consolidated Statement of Operations and Comprehensive (Loss) Income
Change in fair value of warrant liability	$-	$(9.3)	$(9.3)
Net (loss) income	12.4	(9.3)	3.1
Comprehensive (loss) income	5.4	(9.3)	(3.9)
Net (loss) income per common share - basic	0.55	(0.41)	0.14

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

The Company assesses classification of its common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. At December 31, 2020, and December 31, 2019, the Company considered that the warrants did not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Consolidated Statements of Operations and Comprehensive Loss in the period of change..

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

		December 31,	December 31,
	Level	2020	2019
		(in millions)
Public Warrants (included in warrant liability)	1	$3.2	$3.4
Long term receivable (included in other assets)	2	1.4	1.5
Private Placement Warrants (included in warrant liability)	2	9.8	6.4
Derivative liability (see note 14)	2	2.6	—

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

As of December 31, 2020, and December 31, 2019, the warrants meet the definition of a derivative under ASC 815, and are classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

20.	Other Finance (Expense) Income

Other finance (expense) income consisted of the following:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in millions)
Pension interest cost	$(2.2)	$(2.7)
Expected return on pension plan assets	3.1	3.5
Foreign currency translation on senior bank debt	(5.6)	(0.8)
Foreign currency remeasurement on hedging instrument	—	3.2
	$(4.7)	$3.2

21.	Income Taxes

The following comprises the loss before income taxes:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in millions)
UK	$(23.6)	$(23.3)
North America	(14.4)	(19.3)
Mainland Europe	6.6	1.9
Asia	0.2	—
South America	(0.8)	(0.3)
Total loss before income taxes	$(32.0)	$(41.0)

The income tax expense consisted of the following:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in millions)
Income tax expense:
Current
Mainland Europe	$0.3	$0.1
Asia	0.1	—
Total current taxes	$0.4	$0.1

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

The net deferred tax assets and liabilities arising from temporary differences are as follows:

	December 31,	December 31,
	2020	2019
	(in millions)
Depreciation	$48.0	$41.8
Net operating losses	26.5	23.5
Other temporary differences	6.2	4.5
Total deferred tax assets	80.7	69.8
Valuation allowance balance	(76.4)	(65.7)
Net deferred tax assets	4.3	4.1
Deferred tax liabilities
Intangible assets	(2.2)	(2.5)
Other temporary differences	(2.1)	(1.6)
Net deferred tax liabilities	$—	$—

The differences between the US statutory tax rate and our effective rate are reflected in the following table:

	December 31, 2020	December 31, 2019
	(in millions)
Statutory income tax	21.0%	21.0%
State taxes (net of federal)	0.0%	3.3%
Tax effect of permanent differences	(6.2)%	(11.9)%
Effect of foreign taxes	0.5%	(1.5)%
True ups	0.1%	3.2%
Rate change	0.0%	(0.5)%
Valuation allowance	(16.6)%	(13.8)%
Effective income tax rate	(1.2)%	(0.2)%

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

(c)	Exhibits.

Exhibit Number	Description
2.1	Share Sale Agreement, dated July 13, 2016, by and among Hydra Industries Acquisition Corp., the Vendors, Target Parent, DMWSL 632 Limited and Gaming Acquisitions Limited, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 19, 2016.

2.2	Completion Arrangements Agreement, dated December 23, 2016, between Hydra Industries Acquisition Corp. and the Vendors listed in schedule 1 to the Share Sale Agreement, incorporated herein by reference to Exhibit 10.18 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016

2.3	Share Purchase Agreement, dated as of June 11, 2019, by and between Inspired Gaming (UK) Limited and Novomatic UK Ltd. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of the Company, filed with the SEC on June 11, 2019).

3.1(a)	Second Amended and Restated Certificate of Incorporation of Inspired Entertainment, Inc., incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

3.1(b)	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated August 13, 2020, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K of the Company, filed with the SEC on August 14, 2020.

3.2	Amended and Restated Bylaws of Inspired Entertainment, Inc., incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K Company, filed with the SEC on November 11, 2019.

4.1	Registration Rights Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and certain security holders, incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014.

4.2	Warrant Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and Continental Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.6 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014.

4.3	Registration Rights Agreement, dated December 23, 2016, by and among Hydra Industries Acquisition Corp. and the Vendors, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

4.4***	Description of Securities.

10.1	Amendment and Restatement Agreement, dated June 25, 2020, by and among Inspired Entertainment, Inc., certain direct and indirect subsidiaries of Inspired Entertainment, Inc., Lucid Agency Services Limited and Lucid Trustee Services Limited (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 25, 2020).

Exhibit Number	Description
10.2	Form of Director and Officer Indemnity Agreement, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.3	Stockholders Agreement, dated December 23, 2016, by and among the Company, Hydra Industries Sponsor LLC, Macquarie Sponsor and the Vendors, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.4	Termination Agreement, dated December 23, 2020, by and between the Company and Landgame S.à r.l. with respect to the Stockholders Agreement, dated 23, 2016, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 23, 2020.

10.5	Voting Agreement dated as of December 23, 2020 by and between the Company and Evan Davis, as trustee, for the Landgame Trust, incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company, filed with the SEC on December 23, 2020.

10.6#	Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 4, 2017.

10.7#	Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.5 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017.

10.8#	Form of Grant Agreements under the Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan and Second Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.17 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.9#	Form of Grant Agreements for restricted stock units awards made to A. Lorne Weil and Daniel B. Silvers on December 21, 2017 under the Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended as of December 13, 2017, incorporated herein by reference to Exhibit 10.7 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017.

10.10#	Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan, incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 10, 2018.

10.11#	Forms of Grant Agreements for fiscal year 2019 under the Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan (Time-Based Form of Agreement and Performance-Based Form of Agreement), incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 10, 2019.

10.12#***	Inspired Entertainment, Inc. 2020 Short-Term Incentive Bonus Plan.

10.13#	Employment Agreement, dated as of October 9, 2020, by and between the Company and A. Lorne Weil (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 13, 2020).

Exhibit Number	Description
10.14#	Letter Agreement, dated March 27, 2020, between Inspired Entertainment, Inc. and A. Lorne Weil (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020).

10.15#	Employment Agreement, dated February 17, 2020, between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020).

10.16#	Letter Agreement, dated March 28, 2020, between Inspired Entertainment, Inc. and Brooks H Pierce (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020).

10.17#	Employment Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016.

10.18#	Amendment, dated December 22, 2017, to the Employee Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers, incorporated herein by reference to Exhibit 10.13 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017.

10.19#	Amendment effective January 31, 2020 to the Employment Agreement dated December 14, 2016 (as amended) by and between the Company and Daniel B. Silvers, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company, filed with the SEC on February 6, 2020.

10.20#	Letter Agreement, dated March 28, 2020, between Inspired Entertainment, Inc. and Daniel B. Silvers (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020).

10.21#	Employment Agreement, dated March 23, 2017, by and between Inspired Gaming (UK) Limited and Stewart Baker, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 8, 2017.

10.22#	Amendment, dated October 25, 2017, to Service Agreement dated March 23, 2017, by and between Inspired Gaming (UK) Limited and Stewart Baker, incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 4, 2017.

Exhibit Number	Description

10.23#	Letter Agreement, dated March 30, 2020, between Inspired Entertainment, Inc. and Stewart Baker (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020).

10.24#	Form of Employment Agreement of Inspired Gaming (UK) Limited, entered into by Carys Damon on January 29, 2013, and term sheet setting forth updated terms, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on November 12, 2019.

10.25#	Letter Agreement, dated March 30, 2020, between Inspired Entertainment, Inc. and Carys Damon (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020).

10.26#	Inspired Entertainment, Inc. Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company, filed with the SEC on July 14, 2017.

10.27#	Non-Employee Director Compensation Policy (updated effective January 1, 2019), incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on February 11, 2019.

21.1***	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer.

32.2**	Section 906 Certification of Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

#	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.
***	Previously filed.

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

