Form 10-Q
period 2021-03-31
Inspired Entertainment, Inc.
filed 2021-05-14
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	INSE	The NASDAQ Stock Market LLC

As of May 12, 2021, there were 23,218,323 shares of the Company’s common stock issued and outstanding.

i

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash	$41.2	$47.1
Accounts receivable, net	21.0	27.5
Inventory, net	17.1	17.6
Prepaid expenses and other current assets	13.3	16.8
Total current assets	92.6	109.0

Property and equipment, net	61.8	65.5
Software development costs, net	39.7	42.4
Other acquired intangible assets subject to amortization, net	7.5	7.7
Goodwill	84.7	83.7
Right of use asset	12.0	12.5
Other assets	2.7	3.3
Total assets	$301.0	$324.1

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$21.1	$17.9
Accrued expenses	32.1	31.4
Corporate tax and other current taxes payable	5.8	14.4
Deferred revenue, current	9.3	11.5
Operating lease liabilities	3.6	3.6
Other current liabilities	2.4	2.5
Warrant liability	16.0	13.0
Current portion of finance lease liabilities	0.9	0.6
Total current liabilities	91.2	94.9

Long-term debt	295.9	297.5
Finance lease liabilities, net of current portion	1.1	0.2
Deferred revenue, net of current portion	9.2	11.4
Derivative liability	1.1	1.7
Operating lease liabilities	8.6	9.2
Other long-term liabilities	6.3	10.9
Total liabilities	413.4	425.8

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 22,594,207 shares and 22,430,475 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid in capital	326.0	324.6
Accumulated other comprehensive income	35.7	31.1
Accumulated deficit	(474.1)	(457.4)
Total stockholders’ deficit	(112.4)	(101.7)
Total liabilities and stockholders’ deficit	$301.0	$324.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Service	$17.1	$42.8
Product sales	5.7	9.5
Total revenue	22.8	52.3

Cost of sales, excluding depreciation and amortization:
Cost of service	(2.1)	(8.5)
Cost of product sales	(3.2)	(6.2)
Selling, general and administrative expenses	(15.2)	(29.0)
Acquisition and integration related transaction expenses	(1.4)	(3.2)
Depreciation and amortization	(13.1)	(12.6)
Net operating loss	(12.2)	(7.2)

Other expense
Interest income	—	0.3
Interest expense	(8.6)	(6.1)
Change in fair value of warrant liability	(3.0)	7.6
Loss from equity method investee	—	(0.5)
Other finance income (expense)	6.4	(3.7)

Total other expense, net	(5.2)	(2.4)

Loss before income taxes	(17.4)	(9.6)
Income tax benefit (expense)	0.7	(0.2)
Net loss	(16.7)	(9.8)

Other comprehensive income/(loss):
Foreign currency translation (loss) gain	(1.1)	3.1
Change in fair value of hedging instrument	0.6	(1.5)
Reclassification of gain on hedging instrument to comprehensive income	0.5	0.4
Actuarial gains on pension plan	4.6	4.4
Other comprehensive income/(loss)	4.6	6.4

Comprehensive loss	$(12.1)	$(3.4)

Net loss per common share – basic and diluted	$(0.74)	$(0.44)

Weighted average number of shares outstanding during the period – basic and diluted	22,584,609	22,384,268
Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(1.4)	$(1.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2021

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of December 31, 2020	22,430,475	—	324.6	31.1	(457.4)	(101.7)
Foreign currency translation adjustments	—	—	—	(1.1)	—	(1.1)
Actuarial gains on pension plan	—	—	—	4.6	—	4.6
Change in fair value of hedging instrument	—	—	—	0.6	—	0.6
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.5	—	0.5
Shares issued in net settlement of RSUs	163,732	—	—	—	—	—
Stock-based compensation expense	—	—	1.4	—	—	1.4
Net loss	—	—	—	—	(16.7)	(16.7)
Balance as of March 31, 2021	22,594,207	$—	$326.0	$35.7	$(474.1)	$(112.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2020

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of December 31, 2019	22,230,768	—	320.6	45.1	(425.0)	(59.3)
Foreign currency translation adjustments	—	—	—	3.1	—	3.1
Actuarial gains on pension plan	—	—	—	4.4	—	4.4
Change in fair value of hedging instrument	—	—	—	(1.5)	—	(1.5)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.4	—	0.4
Shares issued in net settlement of RSUs	166,959	—	—	—	—	—
Stock-based compensation expense	—	—	1.0	—	—	1.0
Net loss	—	—	—	—	(9.8)	(9.8)
Balance as of March 31, 2020	22,397,727	$—	$321.6	$51.5	$(434.8)	$(61.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(16.7)	$(9.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13.1	12.6
Amortization of right of use asset	0.6	0.9
Stock-based compensation expense	1.4	1.0
Impairment of investment in equity method investee	—	0.7
Foreign currency translation on senior bank debt	(6.1)	3.9
Change in fair value of warrant liability	3.0	(7.6)
Reclassification of loss on hedging instrument to comprehensive income	0.2	0.4
Non-cash interest expense relating to senior debt	1.3	0.5
Changes in assets and liabilities:
Accounts receivable	6.7	(10.0)
Inventory	0.7	1.3
Prepaid expenses and other assets	4.3	5.7
Corporate tax and other current taxes payable	(8.6)	0.1
Accounts payable	3.0	4.9
Deferred revenues and customer prepayment	(4.5)	(0.5)
Accrued expenses	0.4	7.5
Operating lease liabilities	(0.7)	(0.8)
Other long-term liabilities	(0.1)	0.3
Net cash (used in) provided by operating activities	(2.0)	11.1

Cash flows from investing activities:
Purchases of property and equipment	(2.0)	(8.4)
Disposals of property and equipment	—	1.0
Purchases of capital software	(2.8)	(3.6)
Net cash used in investing activities	(4.8)	(11.0)

Cash flows from financing activities:
Proceeds from issuance of revolver	—	22.3
Repayments of finance leases	(0.2)	(0.1)
Net cash (used in) provided by financing activities	(0.2)	22.2

Effect of exchange rate changes on cash	1.1	(2.9)
Net (decrease) increase in cash	(5.9)	19.4
Cash, beginning of period	47.1	29.1
Cash, end of period	$41.2	$48.5

Supplemental cash flow disclosures
Cash paid during the period for interest	$6.8	$0.1
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for operating leases	$0.3	$1.0

Supplemental disclosure of noncash investing and financing activities
Property and equipment acquired through finance lease	$1.3	$—
Lease liabilities arising from obtaining right of use assets	$—	$(0.9)
Adjustment to goodwill arising from adjustment to fair value of assets acquired	$—	$(0.3)

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

Management Liquidity Plans

As of March 31, 2021, the Company’s cash on hand was $41.2 million, and the Company had working capital of $1.4 million. The Company recorded net losses of $16.4 million and $10.2 million for the three months ended March 31, 2021 and 2020, respectively. Net losses include excess depreciation and amortization over capital expenditure of $8.3 million and $0.6 million for the three months ended March 31, 2021, and 2020, respectively, non-cash stock-based compensation of $1.4 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively, and non-cash changes in fair value of warrant liability of $3.0 million loss and $7.6 million income for the three months ended March 31, 2021 and 2020, respectively. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows used in operations amounted to $2.0 million and $11.1 million provided by operations for the three months ended March 31, 2021 and 2020, respectively with the change year on year due to land based operations being subject to full lockdown restrictions for the three months ended March 31, 2021. Working capital of $1.4 million includes a non-cash settled item of $9.3 million of deferred income, and an item not expected to be cash settled of $16.0 million comprising a warrant liability. Management currently believes that, absent any unanticipated COVID-19 impact (see below), the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through May 2022.

Our business continues to be adversely affected by the continuing nature of the COVID-19 pandemic. Due to the fluidity with which the situation continues to develop, we are not able at this time to estimate the extent of the impact of the COVID-19 pandemic on our financial results and operations in future periods. The long-term impacts of the pandemic on the global economy, trade relations, consumer behavior, our industry and our business operations remain unknown, however the vaccination programme in the UK began on December 8, 2020, and as of the date of this report, whilst the majority of retail venues in Italy and Greece are closed, the UK is poised to re-open retail venues from May 17, 2021, and the vaccination programme in the UK remains on schedule.

As a result of the significant reductions in revenue and other changes to our business, at least in the short term (which also affects other companies in our industry), we continue to protect our existing available liquidity by pro-actively managing capital expenditures and working capital as well as identifying both immediate and longer term opportunities for cost savings.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2020 and 2019. The financial information as of December 31, 2020 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2021 (“the Original 10-K”), and as amended and filed on Form 10-K/A with the SEC on May 10, 2021 (“the 10-K/A”). The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Restatement of Previously Reported Information

On May 7, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it was appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020, and December 31, 2019, and for the years ended December 31, 2020, and December 31, 2019, which were included in the Original 10-K.

The restatement related to the SEC’s public statement released on April 12, 2021, informing market participants that warrants issued by special purpose acquisition companies may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings.

The effect of the restatement on previously reported information for the three months ended March 31, 2020 is as follows:

	As Previously Reported	Adjustments	As Restated
	(in millions, except per share data)
Consolidated Statements of Stockholders’ Deficit as of January 1, 2020
Additional paid in capital	$346.6	$(26.0)	$320.6
Accumulated deficit	(441.2)	16.2	(425.0)

Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2020
Change in fair value of warrant liability	$—	$7.6	$7.6
Net loss	(17.4)	7.6	(9.8)
Comprehensive loss	(11.0)	7.6	(3.4)

Net loss per common share – basic and diluted	$(0.78)	$0.34	$(0.44)

Consolidated Statements of Stockholders’ Deficit as of March 31, 2020
Additional paid in capital	$347.6	$(26.0)	$321.6
Accumulated deficit	(458.6)	23.8	(434.8)

Recharacterization of Previously Reported Information

In prior years, and up to and including the interim period nine months ended September 30, 2020, the Company operated its business along three operating segments: Server Based Gaming, Virtual Sports (which included Interactive) and Acquired Businesses. During the period subsequent to September 30, 2020, the Company completed the process of changing its internal structure, which has been ongoing since the NTG Acquisition, and as a result changed the composition of its operating segments. The Company now operates its business along four operating segments, which are segregated on the basis of revenue stream: Gaming, Virtual Sports, Interactive and Leisure. The Company believes this method of segment reporting reflects both the way its business segments are now managed and the way the performance of each segment is now evaluated.

As part of the recharacterization exercise, certain items of Revenue, Cost of Sales and Selling, General and Administrative Expenses have been recharacterized to ensure consistency with similar items across the Group. The revenue recharacterizations are to ensure spares and similar items are reflected with other items of hardware (Product Sales). The resulting impact on previously reported information for the three months ended March 31, 2020 is as follows: Service Revenue, previously reported $43.2 million, now $42.8 million; Product Sales Revenue, previously reported $9.1 million, now $9.5 million; Cost of Service, previously reported $6.6 million, now $8.5 million; Cost of Product Sales, previously reported $7.0 million, now $6.2 million; Selling, General and Administrative Expenses (excluding Stock-based compensation), previously reported $29.1 million, now $28.0 million. The recharacterization has no impact on the previously reported Net Operating Loss, Net Loss or Net Comprehensive Loss for the three months ended March 31, 2020.

2.	Inventory

Inventory consists of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Component parts	$11.5	$12.1
Work in progress	1.8	1.7
Finished goods	3.8	3.8
Total inventories	$17.1	$17.6

Component parts include parts for gaming terminals. Included in component parts are reserves for excess and slow-moving inventory of $1.8 million and $1.5 million as of March 31, 2021 and December 31, 2020, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

3.	Contract Liabilities and Other Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At March 31, 2021	$23.8	$5.0	$(18.5)	$(1.8)
At December 31, 2020	$30.4	$8.2	$(22.9)	$(1.6)
At December 31, 2019	$24.5	$15.3	$(27.8)	$(1.9)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $3.9 million and $10.3 million for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.

4.	Derivatives and Hedging Activities

On January 15, 2020, the Company entered into two interest rate swaps with UBS AG designed to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows on a portion of the current floating rate debt facilities. The swaps fix the variable interest rate of the current debt facilities and provide protection over potential interest rate increases by providing a fixed rate of interest payment in return. These interest rate swaps are for £95 million ($131.1 million) at a fixed rate of 0.9255% based on the 6-month LIBOR rate and for €60 million ($70.5 million) at a fixed rate of 0.102% based on the 6 month EURIBOR rate and are effective until maturity on October 1, 2023.

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

As of March 31, 2021, and December 31, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	2	£95 million ($131.1 million) at a fixed rate of 0.9255% based on the 6-month LIBOR rate and €60 million ($70.5 million) at a fixed rate of 0.102% based on the 6 month EURIBOR rate

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of March 31, 2021.

	Balance Sheet Classification	Asset Derivatives Fair Value	Balance Sheet Classification	Liability Derivatives Fair Value
		(in millions)		(in millions)
Derivatives designated as hedging instruments:
Interest Rate Products	Fair Value of Hedging Instruments	$—	Derivative Liability	$(1.7)
Total derivatives designated as hedging instruments		$—		$(1.7)

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

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income for the three months ended March 31, 2021.

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income
	(in millions)		(in millions)
Interest Rate Products	$0.6	Interest Expense	$(0.5)
Total	$0.6		$(0.5)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income for the three months ended March 31, 2020.

	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income
	(in millions)		(in millions)
Interest Rate Products	$(1.5)	Interest Expense	$(0.4)
Total	$(1.5)		$(0.4)

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2021.

Interest Expense
(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$8.6

Gain/(loss) on cash flow hedging relationships in Subtopic 815-20	$(0.5)

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

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheet.

The ISDA Master Agreement between Gaming Acquisitions Limited, a wholly-owned subsidiary of the Company, and UBS AG is documented using the 2002 Form and the ISDA standard set-off provision in Section 6(f) of the ISDA Master Agreement apply to both parties and is only modified to include Affiliates of the Payee. There is no CSA and thus there is no collateral posting.

Offsetting of Derivative Assets
March 31, 2021

Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
(in millions)
Fair value of hedging instrument	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities
March 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in millions)
Fair value of hedging instrument	$1.7	$—	$1.7	$—	$—	$—

Offsetting of Derivative Assets
December 31, 2020
Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
(in millions)
Fair value of hedging instrument	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities
December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in millions)
Fair value of hedging instrument	$2.6	$—	$2.6	$—	$—	$—

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

As of March 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to the ISDA Agreements was $1.7 million. As of March 31, 2021, the Company has not posted any collateral related to the ISDA Agreement, as no collateral is required under the terms of such ISDA Agreement. If the Company had breached any of the provision under the ISDA Agreement which resulted in an acceleration of the ISDA Agreement at March 31, 2021, it could have been required to settle its obligations under the ISDA Agreement at its termination value of $2.5 million

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

		March 31,	December 31,
	Level	2021	2020
		(in millions)
Public Warrants (included in warrant liability)	1	$4.3	$3.2
Long term receivable (included in other assets)	2	$1.3	$1.4
Private Placement Warrants (included in warrant liability)	2	$11.7	$9.8
Derivative liability (see Note 4)	2	$1.7	$2.6

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

At March 31, 2021 and December 31, 2020, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

6.	Stock-Based Compensation

The Company’s stock-based compensation plans authorize awards of restricted stock units (“RSUs”), stock options and other equity-related awards. The Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”) was approved by stockholders in May 2019 and is the successor to the Company’s 2016 Long-Term Incentive Plan and the Second Long-Term Incentive Plan (collectively, the “Prior Plans”). The balances available for awards under the Prior Plans were terminated in connection with approval of the 2018 Plan; although outstanding awards under the Prior Plans remain governed by the terms of the Prior Plans, no new awards may be granted or become available for grant under the Prior Plans. See Note 17 “Subsequent Events” below regarding the Company’s adoption of the 2021 Omnibus Incentive Plan on April 12, 2021 which was approved by our stockholders on May 11, 2021.

As of March 31, 2021, there were (i) 1,777,611 shares subject to outstanding awards under the 2018 Plan, including 75,000 shares subject to performance-based target awards and 259,300 shares subject to awards that were previously subject to performance criteria that were determined to have been met for the applicable performance year which awards continue to remain subject to a time-based vesting schedule; and (ii) 2,411,319 shares subject to outstanding awards under the Prior Plans, including 1,092,633 shares subject to market-price vesting conditions that have a satisfaction deadline of December 23, 2021. As of March 31, 2021, there were 221,799 shares available for new awards under the 2018 Plan and no shares available for new awards under the Prior Plans. All awards consist of RSUs and Restricted Stock.

The Company also has an employee stock purchase plan (“ESPP”) that authorizes the issuance of up to an aggregate of 500,000 shares of common stock pursuant to purchases thereunder by employees. The ESPP, which was approved by stockholders in July 2017, is administered by the Compensation Committee which has discretion to designate the length of offering periods and other terms subject to the requirements of the ESPP. As of March 31, 2021, a total of 467,751 shares remain available for purchase under the ESPP.

A summary of the Company’s RSU activity during the three months ended March 31, 2021 is as follows:

Number of Shares

Unvested Outstanding at January 1, 2021	2,149,118
Granted	59,466
Forfeited	(13,954)
Vested	(11,418)
Unvested Outstanding at March 31, 2021	2,183,212

The Company issued a total of 163,732 shares during the three months ended March 31, 2021 in connection with the net settlement of RSUs that vested on December 31, 2020.

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

The Company recognized $1.4 million and $1.0 million of stock-based compensation expense during the three months ended March 31, 2021 and 2020, respectively. Total unrecognized compensation expense related to unvested stock awards and unvested RSUs at March 31, 2021 amounts to $5.0 million and is expected to be recognized over a weighted average period of 1 year.

7.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2021	(71.1)	2.8	37.2	(31.1)
Change during the period	1.1	(1.1)	(4.6)	(4.6)
Balance at March 31, 2021	$(70.0)	$1.7	$32.6	$(35.7)

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2020	(76.5)	1.4	30.0	(45.1)
Change during the period	(3.1)	1.1	(4.4)	(6.4)
Balance at March 31, 2020	$(79.6)	$2.5	$25.6	$(51.5)

Included within accumulated other comprehensive income is an amount of $0.4 million relating to the change in fair value of discontinued hedging instruments. This amount will be amortized as a charge to income over the life of the original instrument, to August 2021 in accordance with US GAAP. The remaining $1.3 million relates to currently active hedging instruments.

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
RSUs	3,564,814	2,954,493
Unvested Restricted Stock	624,116	624,116
Stock Warrants	9,539,565	9,539,565
	13,728,495	13,118,174

9.	Other Finance Income (Expense)

Other finance income (expense) consisted of the following:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Pension interest cost	$(0.4)	$(0.6)
Expected return on pension plan assets	0.7	0.8
Foreign currency translation on senior bank debt	6.1	(3.9)
	$6.4	$(3.7)

10.	Income Taxes

The effective income tax rate for the three months ended March 31, 2021 and 2020 was 4.0% and 2.0%, respectively, resulting in a $0.7 million income tax benefit and a $0.2 million income tax expense, respectively. The Company’s effective income tax rate has fluctuated primarily as a result of the income mix between jurisdictions.

The income tax expense for the three months ended March 31, 2021 and 2020 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to pre-tax losses for which no tax benefit can be recorded, and foreign earnings being taxed at rates different than the US statutory rate.

11.	Related Parties

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”), is an affiliate of MIHI LLC, the beneficial owner of approximately 13% of our common stock. Macquarie UK is one of the lending parties with respect to our senior secured term loans and revolving credit facility under our senior facilities agreement dated September 27, 2019, as amended and restated on June 25, 2020 (the “SFA”). The portion of the total loans of $310.6 million at March 31, 2021, and $313.3 million at December 31, 2020, under these facilities held by Macquarie UK at March 31, 2021 and December 31, 2020 was $30.4 million and $30.7 million, respectively. Interest expense payable to Macquarie UK for the three months ended March 31, 2021 and 2020 amounted to $0.6 million and $0.5 million, respectively. In addition, $0.5 million and $0.6 million of accrued interest payable was due to Macquarie UK at March 31, 2021 and December 31, 2020, respectively. MIHI LLC, also holds warrants to purchase 1,000,000 shares of our common stock and is a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

12.	Leases

The Company is party to leases with third parties with respect to various gaming machines. Gaming machine leases typically include a lease (of the machine) and a non-lease (provision of software services) component.

The components of lease income were as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Interest receivable from sales type leases	$—	$—
Operating lease income	—	1.0
Variable income from sales type leases	—	0.2
Total	$—	$1.2

13.	Commitments and Contingencies

Employment Agreements

We are party to employment agreements with our executive officers and other employees of the Company and our subsidiaries which contain, among other terms, provisions relating to severance and notice requirements.

Our employment agreement with our Executive Chairman dated October 9, 2020 provides that, subject to the terms and conditions thereunder, our Executive Chairman would receive special grants covering 750,000 RSUs (a mix of time-based RSUs, performance-based RSUs and stock-price based RSUs) during the year ending December 31, 2021, subject to the condition that our stockholders approve an increase in our equity incentive plan share authorization limit at the annual meeting of our stockholders to be held during 2021. Such RSUs were granted on May 11, 2021 upon the approval by our stockholders of a new equity incentive plan (see Note 17).

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

14. Pension Plan

We operate a defined contribution plan in the US, and both defined benefit and defined contribution pension schemes in the UK. The defined contribution scheme assets are held separately from those of the Company in independently administered funds.

Defined Benefit Pension Scheme

The defined benefit scheme has been closed to new entrants since April 1, 1999 and closed to future accruals for services rendered to the Company for the entire financial statement periods presented. On March 15, 2019, it was agreed that no further deficit reduction contributions would be made to the scheme, except in the event that the scheme funding level does not progress as expected, in which case contingent contributions would be made subject to an agreed maximum amount.

In January 2021, the funding level of the scheme was tested against the expected position at December 31, 2020 and it was determined that further contingent contributions of $1.2 million and expense contributions of $0.4 million will be payable during the year ending December 31, 2021.

The funding level of the scheme will next be tested against the expected position at December 31, 2021 to determine whether further contingent contributions are payable during the year ending December 31, 2022.

The total amount of employer contributions paid during the three months ended March 31, 2021 amounted to $0.1 million relating to the three months ended March 31, 2021, and $0.4 million of contributions relating to the year ending December 31, 2020 agreed with the trustees of the scheme to be deferred into the year ending December 31, 2021.

The following table presents the components of our net periodic pension benefit cost:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Components of net periodic pension benefit cost:
Interest cost	$0.4	$0.6
Expected return on plan assets	(0.7)	(0.8)
Net periodic (benefit) cost	$(0.3)	$(0.2)

The following table sets forth the estimate of the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	March 31, 2021	December 31, 2020
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$127.8	$110.4
Interest cost	0.4	2.2
Actuarial (gain)/loss	(9.9)	14.5
Benefits paid	(0.6)	(4.1)
Foreign currency translation adjustments	1.5	4.8
Benefit obligation at end of period	$119.2	$127.8
Change in plan assets:
Fair value of plan assets at beginning of period	$118.7	$107.3
Actual (loss)/gain on plan assets	(4.8)	9.8
Employer contributions	0.1	1.6
Benefits paid	(0.6)	(4.1)
Foreign currency translation adjustments	1.3	4.1
Fair value of assets at end of period	$114.7	$118.7
Amount recognized in the consolidated balance sheets:
Unfunded status (non-current)	$(4.5)	$(9.1)
Net amount recognized	$(4.5)	$(9.1)

15. Segment Reporting and Geographic Information

The Company operates its business along four operating segments, which are segregated on the basis of revenue stream: Gaming, Virtual Sports, Interactive and Leisure. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

In prior years, and up to and including the interim period nine months ended September 30, 2020, the Company operated its business along three operating segments: Server Based Gaming, Virtual Sports (which included Interactive) and Acquired Businesses. During the period subsequent to September 30, 2020, the Company completed the process of changing its internal structure, which has been ongoing since the NTG Acquisition, and as a result changed the composition of its operating segments.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), total assets and total capital expenditures for the periods ended March 31, 2021 and March 31, 2020, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, right of use assets, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions. All acquisition and integration related transaction expenses are allocated as corporate function costs. Amounts previously disclosed for the three months ended March 31, 2020 have been recharacterized in line with the current operating segments and categories.

In addition, as part of the recharacterization exercise, certain items of Revenue, Cost of Sales and Selling, General and Administrative Expenses have been recharacterized to ensure consistency with similar items across the Group. The revenue recharacterizations are to ensure spares and similar items are reflected with other items of hardware (Product Sales). The resulting impact on previously reported information for the three months ended March 31, 2020 is as follows: Service Revenue, previously reported $43.2 million, now $42.8 million; Product Sales Revenue, previously reported $9.1 million, now $9.5 million; Cost of Service, previously reported $6.6 million, now $8.5 million; Cost of Product Sales, previously reported $7.0 million, now $6.2 million; Selling, General and Administrative Expenses (excluding Stock-based compensation), previously reported $29.1 million, now $28.0 million. The recharacterization has no impact on the previously reported Net Operating Loss, Net Loss or Net Comprehensive Loss for the three months ended March 31, 2020.

Segment Information

Three Months Ended March 31, 2021

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$5.6	$6.3	$5.2	$—	$—	$17.1
Product sales	5.2	—	—	0.5	—	5.7
Total revenue	10.8	6.3	5.2	0.5	—	22.8
Cost of sales, excluding depreciation and amortization:
Cost of service	(0.6)	(0.3)	(0.8)	(0.4)	—	(2.1)
Cost of product sales	(2.9)	—	—	(0.3)	—	(3.2)
Selling, general and administrative expenses	(4.1)	(1.1)	(1.0)	(3.2)	(4.4)	(13.8)
Stock-based compensation expense	(0.2)	(0.1)	(0.1)	(0.1)	(0.9)	(1.4)
Acquisition and integration related transaction expenses	—	—	—	—	(1.4)	(1.4)
Depreciation and amortization	(6.6)	(1.1)	(0.7)	(4.2)	(0.5)	(13.1)
Segment operating income (loss)	(3.6)	3.7	2.6	(7.7)	(7.2)	(12.2)

Net operating loss						$(12.2)

Total assets at March 31, 2021	$78.7	$60.9	$13.3	$84.6	$63.5	$301.0

Total goodwill at March 31, 2021	$1.5	$48.5	$0.4	$34.3	$—	$84.7
Total capital expenditures for the three months ended March 31, 2021	$1.2	$0.8	$0.9	$3.1	$0.2	$6.2

Three Months Ended March 31, 2020

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$16.6	$7.8	$2.1	$16.3	$—	$42.8
Product sales	8.3	—	—	1.2	—	9.5
Total revenue	24.9	7.8	2.1	17.5	—	52.3
Cost of sales, excluding depreciation and amortization:
Cost of service	(4.3)	(0.7)	(0.2)	(3.3)	—	(8.5)
Cost of product sales	(5.4)	—	—	(0.8)	—	(6.2)
Selling, general and administrative expenses	(8.9)	(1.2)	(1.2)	(11.0)	(5.7)	(28.0)
Stock-based compensation expense	(0.1)	(0.1)	—	—	(0.8)	(1.0)
Acquisition and integration related transaction expenses	—	—	—	—	(3.2)	(3.2)
Depreciation and amortization	(7.4)	(0.8)	(0.6)	(3.4)	(0.4)	(12.6)
Segment operating income (loss)	(1.2)	5.0	0.1	(1.0)	(10.1)	(7.2)

Net operating loss						$(7.2)

Total assets at December 31, 2020	$93.9	$64.4	$8.5	$87.0	$70.3	$324.1

Total goodwill at December 31, 2020	$1.4	$48.0	$0.4	$33.9	$—	$83.7
Total capital expenditures for the three months ended March 31, 2020	$2.7	$1.0	$0.6	$5.2	$2.3	$11.8

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Total revenue
UK	$10.9	$38.4
Greece	2.3	4.8
Canada	1.8	0.1
Italy	1.3	2.2
Rest of world	6.5	6.8
Total	$22.8	$52.3

Geographic information of our non-current assets excluding goodwill is set forth below:

	March 31, 2021	December 31, 2020
	(in millions)
UK	$97.0	$101.8
Greece	15.2	18.2
Italy	1.9	2.1
Rest of world	9.6	9.3
Total	$123.7	$131.4

Software development costs are included as attributable to the market in which they are utilized.

16. Customer Concentration

During the three months ended March 31, 2021, there were two customers that represented at least 10% of the Company’s revenues, accounting for 16% and 14% of the Company’s revenues. These customers were served by the Gaming, Virtual Sports and Interactive segments, and the Virtual Sports and Interactive segments, respectively. During the three months ended March 31, 2020, there were no customers that represented at least 10% of the Company’s revenues.

At March 31, 2021 and December 31, 2020, there were no customers that represented at least 10% of accounts receivable.

17. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On April 12, 2021, the Company’s Board of Directors adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), subject to the approval of our stockholders, which was obtained at the Company’s annual meeting of stockholders held on May 11, 2021. The 2021 Plan authorizes a total of 2,900,000 shares to be issued pursuant to awards and will also replace the 2018 Plan such that shares available for grant under the 2018 Plan would instead be available for grant under the 2021 Plan. Upon approval of the 2021 Plan, the Company’s Executive Chairman received the sign-on equity awards discussed above pursuant to the terms of his employment agreement (see Note 13).

On May 13, 2021, the Company issued a press release announcing that Inspired Entertainment (Financing) PLC, a wholly owned finance subsidiary of the Company, priced a private offering of £235.0 million ($324.2 million) aggregate principal amount of its 7.875% senior secured notes due 2026 (the “2026 Senior Secured Notes”). The 2026 Senior Secured Notes will be guaranteed by the Company and certain of its English and U.S. subsidiaries. The offering is expected to close on or about May 20, 2021, subject to customary closing conditions.

The Company intends to use the proceeds from the offering of the 2026 Senior Secured Notes (i) to repay its existing £145.8 million ($201.1 million) senior secured term loan facility and €93.1 million ($109.4 million) senior secured term loan facility and accrued interest thereon, (ii) to pay fees, commissions and expenses incurred in connection with the refinancing, and (iii) for general corporate purposes, including to close-out derivative contracts entered into in connection with the existing term loan facilities. As part of the refinancing, the Company will also be putting into place a new 4.5 year £20 million ($27.6 million) Super Priority Senior Secured Revolving Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual future results could differ materially from the historical results discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included herein and in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

Forward-Looking Statements

We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For definitions of the term Forward-Looking Statements, see the definitions provided in the Cautionary Note Regarding Forward-Looking Statements at the start of the Quarterly Report on Form 10-Q for the period ended March 31, 2021.

COVID-19 Update

Governments in certain of the jurisdictions in which our land-based customers operate have either (i) provided guidance as to the potential timing for reopening land-based venues in such jurisdictions or (ii) reopened land-based venues with certain restrictions. As of April 12, 2021, in the United Kingdom, licensed betting offices in England have reopened with certain restrictions including operating two of four gaming machines per venue, limited dwell time of 15 minutes, as well as a maximum of two visits per day per patron and an 8:00pm curfew. These restrictions are expected to remain in place until May 17, 2021. Gaming machines in pubs, holiday parks, motorway services, Scottish betting offices and adult gaming centers across the United Kingdom are due to open on May 17, 2021 with social distancing restrictions in place. It is currently anticipated that any social distancing restrictions will remain in place in the United Kingdom until June 21, 2021. Furthermore, betting offices in Wales have reopened with certain social distancing restrictions in place.

Segment Reporting Recharacterizations

For full information on this, see Part IV, Item 15 of the Annual Report on Form 10-K for the year ended December 31, 2020, ‘Exhibits, Financial Statement Schedules’ Note 26 ‘Segment Reporting and Geographic Information’.

Revenue

We generate revenue in four principal ways: i) on a participation basis, ii) on a fixed rental fee basis, iii) through product sales and iv) through software license fees. Participation revenue generally includes a right to receive a share of our customers’ gaming revenue, typically as a share of net win but sometimes as a share of the handle or “coin in” which represents the total amount wagered.

Geographic Range

Geographically, a majority of our revenue is derived from, and majority of our non-current assets are attributable to our UK operations. The remainder of our revenue is derived from, and non-current assets attributable to, Greece, Canada, Italy and the rest of the world.

For the three months ended March 31, 2021, we earned approximately 48% of our revenue in the UK, 10% in Greece, 8% in Canada, 6% in Italy and the remaining 28% across the rest of the world. During the three months ended March 31, 2020, we earned approximately 73%, 9%, 0%, 4% and 13% of our revenue in those regions, respectively.

As of March 31, 2021, our non-current assets (excluding goodwill) attribution approximately 78% in the UK, 12% in Greece, 2% in Italy, and 8% across the rest of the world.

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

During the three months ended March 31, 2021, we derived approximately 52% of our revenue from sales to customers outside the UK, compared to 27% during the three months ended March 31, 2020.

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

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). In the three-month periods ended March 31, 2021 and March 31, 2020, the average GBP:USD rates were 1.38 and 1.28, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three-month period ended March 31, 2021, compared to the same period in 2020;
●	a discussion and analysis of the results of operations of our Gaming business segment for the three-month period ended March 31, 2021, compared to the same period in 2020, including KPI analysis;
●	a discussion and analysis of the results of operations of our Virtual Sports business segment for the three-month period ended March 31, 2021, compared to the same period in 2020, including KPI analysis;
●	a discussion and analysis of the results of operations of our Interactive business segment for the three-month period ended March 31, 2021, compared to the same period in 2020, including KPI analysis; and
●	a discussion and analysis of the results of operations of our Leisure business segment for the three-month period ended March 31, 2021, compared to the same period in 2020, including KPI analysis.

In the discussion and analysis below, certain data may vary from the amounts presented in our consolidated financial statements due to rounding. The results for the three month periods ended March 31, 20201 and March 31, 2020 are unaudited.

Three Months ended March 31, 2021 compared to Three Months ended March 31, 2020

	For the Three-Month Period ended
(In millions)	Unaudited Mar 31, 2021	Unaudited Mar 31, 2020	Variance 2021 vs 2020	Total Functional Currency %	Total Variance %

Revenue:
Service	$17.1	$42.8	$(25.7)	(62.7)%	(60.0)%
Product	5.7	9.5	(3.8)	(44.3)%	(39.7)%
Total revenue	22.8	52.3	(29.5)	(59.4)%	(56.4)%
Cost of sales, excluding depreciation and amortization:
Cost of service	(2.1)	(8.5)	6.4	(76.8)%	(75.3)%
Cost of product	(3.2)	(6.2)	3.0	(52.7)%	(48.2)%
Selling, general and administrative expenses	(13.8)	(28.0)	14.2	(54.1)%	(50.7)%
Stock-based compensation	(1.4)	(1.0)	(0.4)	30.7%	39.5%
Acquisition and integration related transaction expenses	(1.4)	(3.2)	1.8	(61.1)%	(56.9)%
Depreciation and amortization	(13.1)	(12.6)	(0.5)	(3.4)%	4.2%
Net operating Income (Loss)	(12.2)	(7.2)	(5.0)	55.3%	69.9%
Other income (expense)
Interest income	0.0	0.3	(0.3)	(94.9)%	(94.3)%
Interest expense	(8.6)	(6.1)	(2.5)	31.2%	40.8%
Change in fair value of warrant liability	(3.0)	7.6	(10.6)	(135.3)%	(139.5)%
Other finance income (expense)	6.4	(3.7)	10.1	(257.6)%	(273.9)%
Loss from equity method investee	-	(0.5)	0.5	(100.0)%	(100.0)%
Total other income (expense), net	(5.2)	(2.4)	(2.9)	120.8%	120.1%
Net Income (loss) from continuing operations before income taxes	(17.4)	(9.6)	(7.9)	70.6%	82.4%
Income tax expense	0.7	(0.2)	0.9	(376.4)%	(410.5)%

Net Income (Loss)	$(16.7)	$(9.8)	$(7.0)	60.0%	71.3%

Exchange Rate - $ to £	1.38	1.28

Revenue

Total reported revenue for the three months ended March 31, 2021 decreased by $29.5 million, or 56.4%, to $22.8 million on a reported basis. This included an increase from Interactive of $3.1 million, offset by declines in Gaming of $14.1 million, Virtual Sports of $1.4 million, and, Leisure of $17.0 million. Favorable currency movements accounted for a $1.6 million impact. On a functional currency (at constant rate) basis, revenue decreased by $31.1 million, or 59.4%, as detailed below:

●	Gaming revenue decreased by $14.8 million, comprised of a decrease in Service revenue of $11.3 million and a decrease in Product sales of $3.5 million. The decrease in Service revenue includes VAT-related revenue of $2.9 million (using prior year exchange rate and $3.1 million on a reported basis). Excluding the VAT-related revenue, Service revenue would have declined by $14.2 million, primarily due to COVID-19, as many of our customers’ venues were closed during much of the period (the “COVID-19 closures”). Customer gross win also declined from the comparative period, reflecting the impact of the COVID-19 closures.

●	Virtual Sports revenue decreased by $1.9 million, or 24.5%. This decrease included a $3.5 million decrease in retail revenue primarily as a result of the COVID-19 closures, partially offset by growth in Online Virtuals of $1.6 million.

●	Interactive revenue increased by $2.7 million, or 124.9%. This growth was driven by the addition of new customers and territories and the consistent launch of new high-quality content as well as the increase in online demand as a result of the COVID-19 closures.

●	Leisure revenue decreased by $17.0 million, comprised of a decrease in Service revenue of $16.3 million and a decrease in Product sales of $0.7 million. The decline in revenue was due to the impact of the COVID-19 closures, as venues were closed during the entire period.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, decreased by $9.4 million, or 63.9%, on a reported basis, to $5.3 million, including the impact of $0.4 million from unfavorable currency movements. Of this decrease, $6.4 million was attributable to cost of Service and $3.0 million was attributable to cost of Product sales. On a functional currency (at constant rate) basis, cost of sales decreased by $9.8 million, or 66.5%, as detailed below:

●	Gaming cost of sales decreased by $6.4 million, comprised of a decrease in Service costs of $3.7 million and $2.7 million decrease in Product costs. The Service cost decrease was driven primarily by the COVID-19 closures.

●	Virtual Sports cost of sales decreased by $0.4 million, or 60.1%, driven by a $0.5 million decrease in the retail cost of sales due to COVID-19 closures, partly offset by an increase of $0.1 million in Online Virtuals.

●	Interactive cost of sales increased by $0.5 million, or 193.0%. This increase was driven by the revenue growth in Interactive.

●	Leisure cost of sales decreased by $3.4 million, comprised of a decrease in Service costs of $2.8 million and a decrease in Product sales of $0.6 million, which was driven primarily by the COVID-19 closures.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses decreased by $14.2 million, or 50.7%, on a reported basis, to $13.8 million. This included $0.9 million of unfavorable currency movements. On a functional currency (at constant rate basis), SG&A decreased by $15.1 million, or 54.1%. This decrease was driven primarily by temporary furlough savings and pay reductions and permanent synergy and other savings realized in the prior twelve months.

Stock-based compensation

During the three months ended March 31, 2021, the Company recorded an expense of $1.4 million with respect to outstanding awards. All of this expense related to costs from awards made under the 2018 Plan. During the three months ended March 31, 2020, the charge for stock-based compensation was $1.0 million. Of this expense, $0.9 million related to awards made under the 2018 Plan and $0.1 million related to costs from awards made under a 2016 long term incentive plan.

Acquisition and integration related transaction expenses

Acquisition and integration related transaction expenses decreased by $1.8 million to $1.4 million, on a reported basis. Both the 2021 and 2020 expenses were primarily related to the acquisitions made in the fourth quarter of 2019 as detailed in the annual report 10K for the fiscal year ending December, 2020.

Depreciation and amortization

Depreciation and amortization increased by $0.5 million, or 4.2%, to $13.1 million on a reported basis. This included the impact of unfavorable currency movements of $1.0 million. On a functional currency (at constant rate) basis, depreciation and amortization decreased by $0.4 million, or 3.4%, driven primarily by a decrease of $1.3 million in Gaming due to assets being fully written down, partly offset by an increase of $0.5 million in Leisure and $0.3 million in Virtual Sports.

Net operating loss

During the period, net operating loss was $12.2 million compared to a net operating loss of $7.2 million in the prior period. The decrease of $5.0 million in operating profit was attributable to the decrease of revenue driven by the COVID-19 closures, partly offset by growth in Interactive, as well as cost savings across our Gaming, Virtual Sports and Leisure segments. This decline also included a $1.0 million unfavorable impact from foreign currency translation.

Interest expense

Net interest expense increased by $2.8 million in the three months ended March 31, 2021 to $8.6 million, on a reported basis, due to a $2.0 million increase in debt interest primarily due to capitalization of debt interest in 2020 increasing debt levels and movements in the exchange rates, a $0.3 million increase in the amortization of capitalized debt fees and a $0.6 million exchange rate impact.

Change in fair value of warrant liability

Change in fair value of warrant liability for the three months ended March 31, 2021 resulted in a $3.0 million charge. The charge related to the statement made by the Office of Chief Accountant of the SEC, released on April 12, 2021, informing market participants that warrants issued by special purpose acquisition companies may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. For the three months ended March 31, 2020, the change in fair value resulted in a $7.6 million credit.

Other finance income

Other finance income for the three months ended March 31, 2021 resulted in a $6.4 million credit compared to a $3.7 million charge in the three months ended March 31, 2020. This variance was driven by movements in the retranslation with respect to the principal balance of our senior debt facilities.

Income tax expense

Our effective tax rate for the period ended March 31, 2021 was (4.0%) and our effective tax rate for the period ended March 31, 2020 was 2.3%.

Net loss

During the period, net loss was $16.7 million compared to a net loss of $9.8 million in the prior period. On a functional currency (at constant rate) basis, net loss increased by $5.8 million, primarily due to the decline in revenue due to COVID-19 closures.

Three Months ended March 31, 2021 compared to Three Months ended March 31, 2020 – Gaming Segment

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

Gaming Segment, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Unaudited Mar 31,	Unaudited Mar 31,	2021 vs 2020
Gaming	2021	2020		%

End of period installed base (# of terminals)	31,508	32,182	(674)	(2.1)%
Total Gaming - Average installed base (# of terminals)	31,509	32,069	(560)	(1.7)%
Participation - Average installed base (# of terminals)	29,564	30,311	(746)	(2.5)%
Fixed Rental - Average installed base (# of terminals)	1,945	1,758	187	10.6%
Service Only - Average installed base (# of terminals)	21,738	21,114	624	3.0%
Customer Gross Win per unit per day (1) (2)	£0.6	£64.5	£(64.0)	(99)%
Customer Net Win per unit per day (1) (2)	£0.4	£47.7	£(47.2)	(99)%
Inspired Blended Participation Rate	7.5%	6.5%	0.9%	14.3%
Inspired Fixed Rental Revenue per Gaming Machine per week	£0.0	£44.1	£(44)	(100)%
Inspired Service Rental Revenue per Gaming Machine per week	£0.76	£3.7	£(3)	(79)%
Gaming Long term license amortization (£’m)	£1.3	£1.2	£0.0	3.8%
Number of Machine sales	482	1,185	(703)	(59)%
Average selling price per terminal	£6,944	£4,361	£2,583	59.2%

(1)	Includes all Gaming terminals in which the company takes a participation revenue share across all territories
(2)	Includes all days of the period, including the days during which the Gaming terminals were not operating due to COVID-19 closures.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for definitions of terms used in the above table.

Gaming Segment, Recurring Revenue

Set forth below is a breakdown of our Gaming recurring revenue. Gaming recurring revenue consists principally of Gaming participation revenue and fixed rental revenue.

	For the Three-Month Period ended		Variance
	Unaudited Mar 31,	Unaudited Mar 31,	2021 vs 2020
(In £ millions)	2021	2020		%
Gaming Recurring Revenue
Total Gaming Revenue	£7.8	£19.4	£(11.6)	(59.7)%

Gaming Participation Revenue	£0.2	£8.7	£(8.5)	(98.1)%
Gaming Other Fixed Fee Recurring Revenue	£0.3	£2.4	£(2.1)	(89.3)%
Gaming Long term license amortization	£1.3	£1.2	£0.0	3.8%
Total Gaming Recurring Revenue *	£1.7	£12.4	£(10.6)	(86.1)%
Gaming Recurring Revenue as a % of Total Gaming Revenue †	21.8%	63.6%	(41.7)%

*	Does not reflect VAT-related revenue
†	Total Gaming Revenue for the three-month period ended March 31, 2021 includes the £2.3 million for VAT-related revenue, which is not reflected in Gaming Recurring Revenue for that period. Excluding VAT-related revenue, Gaming Recurring Revenue was 30.9% of Total Gaming Revenue for such period.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for definitions of terms used in the above table.

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

Gaming Service Revenue by Region

	For the Three-Month Period ended
(In millions)	Unaudited Mar 31, 2021	Unaudited Mar 31, 2020	Variance 2021 vs 2020	Total Functional Currency %	Total Variance %

Service Revenue:
UK LBO	$0.6	$7.3	$(6.7)	(92.3)%	(91.8)%
UK VAT - Related Income	3.1	-	$3.1	n/a	n/a
UK Other	0.1	4.2	(4.1)	(98.5)%	(98.4)%
Italy	0.1	0.8	(0.7)	(89.5)%	(88.8)%
Greece	1.7	4.1	(2.4)	(61.3)%	(58.5)%
Rest of the World	0.0	0.2	(0.2)	(87.8)%	(87.0)%

Total service revenue	$5.6	$16.6	$(11.0)	(68.3)%	(66.3)%

Exchange Rate - $ to £	1.37	1.29

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming Segment, key events that affected results for the Three Months ended March 31, 2021

Total Gaming Customer Gross Win per unit per day (in our functional currency, GBP) decreased by £63.96, or 99.1% which was due to COVID-19 closures during 2021. Very limited operations in the UK and Colombia were in operation during the period. The majority of the UK estate, all Greece retail venues and all Italy retail venues were shut during the quarter ended March 31, 2021. The participation rate increased from 6.5% to 7.5% due to a number of UK customers in operation who contractually pay higher than average terms.

Inspired received VAT-related revenue of $3.1 million in January 2021 from a major UK customer. This payment has been recorded as revenue in our results.

During the period, Inspired sold 40 “Valor™” terminals to a number of customers in Illinois, increasing the total number of North American unit sales since launch in December 2019 to 469. Retail venues in Illinois were shut down during the quarter ended December 31, 2020 due to COVID-19, which negatively impacted sales during this period. As of February, all eleven regions in Illinois had reopened.

Inspired delivered our first sales to Western Canada Lottery Corporation (“WCLC”), our second jurisdiction in North America. Inspired recorded the sale of 100 “Valor™” terminals to WCLC during March 2021, providing revenue of $1.6 million.

Inspired furthered its relationship with a major customer in the Dutch market with the sale and delivery of an additional 206 “Analogue” terminals.

In the UK market, outright product sales of 75 “Flex” terminals were recorded with a major customer during the months of January and February. This installed base also carries a future recurring rental income.

Three Months ended March 31, 2021 compared to Three Months ended March 31, 2020 – Gaming Segment

	For the Three-Month Period ended
(In millions)	Unaudited Mar 31,2021	Unaudited Mar 31, 2020	Variance 2021 vs 2020	Total Functional Currency %	Total Variance %

Revenue:
Service	$5.6	$16.6	$(11.0)	(68.3)%	(66.3)%
Product	5.2	8.3	(3.1)	(42.4)%	(37.5)%
Total revenue	10.8	24.9	(14.1)	(59.7)%	(56.7)%

Cost of sales, excluding depreciation and amortization:
Cost of service	(0.6)	(4.3)	3.7	(87.1)%	(86.1)%
Cost of product	(2.9)	(5.4)	2.5	(49.8)%	(45.8)%
Total cost of sales	(3.5)	(9.7)	6.2	(66.2)%	(63.5)%

Selling, general and administrative expenses	(4.1)	(8.9)	4.8	(56.6)%	(53.6)%

Stock-based compensation	(0.2)	(0.1)	(0.1)	51.9%	37.1%

Depreciation and amortization	(6.6)	(7.4)	0.8	(17.0)%	(11.2)%

Net operating Income (Loss)	$(3.6)	$(1.2)	$(2.5)	182.6%	209.6%

Exchange Rate - $ to £	1.38	1.28

Note: Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming Segment Revenue

During the period, Gaming revenue decreased by $14.1 million, or 56.7%, to $10.8 million on a reported basis. On a functional currency (at constant rate) basis, Gaming revenue decreased by $14.8 million, or 59.7%. This was partially offset by favorable currency movements of $0.7 million.

Service revenue decreased by $11.0 million on a reported basis. On a functional currency (at constant rate) basis, Gaming Service revenue decreased by $11.3 million, or 68.3%, to $5.6 million. This was driven by a decline in UK (including Licensed Betting Offices (“LBO”) and UK other) sales of $10.9 million primarily driven by the COVID-19 closures during the period. Greece and Italy had revenue declines of $2.5 million and $0.7 million, respectively, driven by the COVID-19 closures. This was partially offset by favorable currency movements of $0.3 million.

Product revenue decreased by $3.1 million to $5.2 million on a reported basis. On a functional currency (at constant rate) basis, revenue decreased by $3.5 million, or 42.4%.

Gaming Segment Operating Income

Cost of sales (excluding depreciation and amortization) decreased by $6.2 million to $3.5 million on a reported basis, which included adverse currency movements of $0.3 million. On a functional currency (at constant rate) basis, Gaming cost of sales decreased by $6.4 million, or 66.2%. The reduction in cost of sales was driven by the corresponding reduction in revenue related to the COVID-19 closures.

SG&A expense declined by $4.8 million on a reported basis. This decrease included the impact of unfavorable currency movements of $0.3 million. On a functional currency (at constant rate) basis, Gaming SG&A decreased by $5.0 million, or 56.6%. This was driven by reduced staffing costs related to both staff reductions and reduced salaries implemented due to the COVID-19 closures as well as synergy and other cost savings.

Depreciation and amortization declined by $0.8 million on a reported basis, or 11.2%. This included the impact of unfavorable currency movements of $0.4 million. On a functional currency (at constant rate basis), Gaming depreciation and amortization decreased by $1.3 million, or 17.0%. This was driven by a decrease in UK LBO depreciation due to assets that have been fully written down.

Operating income decreased by $2.5 million on a reported basis, from a loss of $1.2 million to a loss of $3.6 million. This was primarily due to the COVID-19 closures and unfavorable currency movements of $0.2 million, partly offset by the VAT-related income.

Three Months ended March 31, 2021 compared to Three Months ended March 31, 2020 – Virtual Sports Segment

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

Virtual Sports Segment, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Unaudited Mar 31,	Unaudited Mar 31,	2021 vs 2020
Virtuals	2021	2020		%

No. of Live Customers at the end of the period	59	56	3	5.4%
Average No. of Live Customers	59	56	3	5.4%
Total Revenue (£’m)	£4.6	£6.1	£(1.5)	(24.5)%
Total Revenue £’m - Retail	£0.6	£3.3	£(2.7)	(82)%
Total Revenue £’m - Online Virtuals	£4.0	£2.7	£1.3	46%

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for definitions of terms used in the above table.

Virtual Sports Segment, Recurring Revenue

Set forth below is a breakdown of our Virtual Sports recurring revenue.

	For the Three-Month Period ended		Variance
	Unaudited Mar 31,	Unaudited Mar 31,	2021 vs 2020
(In £ millions)	2021	2020		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£4.6	£6.1	£(1.5)	(24.5)%

Recurring Revenue - Retail Virtuals	£0.5	£2.9	£(2.4)	(82.5)%
Recurring Revenue - Online Virtuals	£3.9	£2.6	£1.3	50.7%
Total Virtual Sports Long term license amortization	£0.2	£0.4	£(0.3)	(62.7)%
Total Virtual Sports Recurring Revenue	£4.6	£5.9	£(1.3)	(22.6)%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	100.0%	97.5%	2.5%

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for definitions of terms used in the above table.

Virtual Sports Segment, key events that affected results for the Three Months ended March 31, 2021

During the three months ended March 31, 2021, our key retail territories, the United Kingdom, Ireland, Italy, Greece and Belgium were in full lockdown as a result of the COVID-19 closures. In the same quarter in the prior year only half of March 2020 was impacted by land-based closures. As a result, retail recurring revenues declined by $3.3 million which includes a positive currency impact of $0.2 million.

Online recurring growth of $1.8 million, or 50.7%, partially offset the decline in retail which includes an adverse currency impact of $0.1 million.

There was a further decline of $0.4 million from historical license fee amortization contracts reaching their expiration.

During the three months ended March 31, 2021, we launched two channels of our Matchday Soccer product with Sisal Sans in Turkey via our proprietary Virtual Plug & PlayTM (“VPP”) platform, which sits alongside the existing 11 channels of virtual sports. Since the launch of the Turkish and English Matchday leagues there has been a significant increase in GGR and in our market share.

In Poland we launched soccer and a mixed sports channel with Fortuna on 250 Self Service Betting Terminals (“SSBTs”) which complements our previously available over the counter offering.

V-Play Horses was launched with LT Game in Macau in Casino Kam Pek on the Electronic Table Game (“ETG”) terminals with regulatory approval received for a further roll out.

A new five-year contract for global distribution of Virtual Sports was signed with Entain, covering both retail and online channels across multiple jurisdictions.

A new agreement was signed with Stoiximan to provide scheduled virtual sports to customers in multiple jurisdictions, including Greece where Stoiximan is one of the leading operators.

A new agreement was signed with CAGE Sports to provide Virtual Sports to customers on both the retail and online channels in the Caribbean.

Three Months ended March 31, 2021 compared to Three Months ended March 31, 2020 – Virtual Sports Segment

	For the Three-Month Period ended
(In millions)	Unaudited Mar 31, 2021	Unaudited Mar 31, 2020	Variance 2021 vs 2020	Total Functional Currency %	Total Variance %

Service Revenue	$6.3	$7.8	$(1.4)	(24.5)%	(18.6)%

Cost of service	(0.3)	(0.7)	0.4	(60.1)%	(57.3)%

Selling, general and administrative expenses	(1.1)	(1.2)	0.1	(21.8)%	(11.5)%

Stock-based compensation	(0.1)	(0.1)	(0.0)	22.0%	31.4%

Depreciation and amortization	(1.1)	(0.8)	(0.3)	33.2%	43.1%

Net operating Income (Loss)	$3.7	$5.0	$(1.3)	(30.1)%	(25.6)%

Exchange Rate - $ to £	1.38	1.28

Note: Exchange rate in the table is calculated by dividing the USD service revenue by the GBP service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Virtual Sports Segment revenue.

During the period, revenue decreased by $1.4 million, or 18.6%, on a reported basis. This decrease included the impact of favorable currency movements of $0.5 million. On a functional currency (at constant rate) basis, revenue decreased by $1.9 million, or 24.5%. This decrease was driven by a $3.5 million decrease in retail revenue due to the COVID-19 closures. This decline was partially offset by growth in Online Virtuals of $1.6 million.

Virtual Sports Segment operating income.

Cost of Service decreased by $0.4 million to $0.3 million on a reported basis, with no impact from currency movements. This was driven by the decline in retail revenue, partly offset by the growth in Online Virtuals.

SG&A expenses decreased by $0.1 million on a reported basis. On a functional currency (at constant rate) basis, SG&A expenses decreased by $0.3 million, or 21.8%. This decrease was driven by staff-related cost savings from the COVID-19 closures related furlough scheme and reduction in staff salaries.

Depreciation and amortization decreased by $0.3 million on a reported and functional currency (at constant rate) basis.

Operating profit decreased by $1.3 million on a reported basis which included the impact of favorable currency movements of $0.2 million. On a functional currency (at constant rate) basis operating profit decreased by $1.5 million. This was primarily due to the decrease in revenues resulting from COVID-19 closures.

Three Months ended March 31, 2021 compared to Three Months ended March 31, 2020 – Interactive Segment

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

Interactive Segment, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Unaudited	Unaudited	2021 vs 2020
Interactive	Mar 31, 2021	Mar 31, 2020		%

No. of Live Customers at the end of the period	96	57	39	68%
Average No. of Live Customers	93	55	37	67%
No. of Live Games at the end of the period	209	181	28	15%
Average No. of Live Games	206	176	30	17%
Total Revenue (£’m)	£3.7	£1.7	£2.1	124%

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for definitions of terms used in the above table.

Interactive Segment, Recurring Revenue

Set forth below is a breakdown of our Interactive recurring revenue which consists principally of Interactive participation revenue. See “— Interactive Segment Revenue” below for a discussion of Interactive service revenue between the periods under review.

	For the Three-Month Period ended		Variance
	Unaudited	Unaudited	2021 vs 2020
(In £ millions)	Mar 31, 2021	Mar 31, 2020		%
Interactive Recurring Revenue
Total Interactive Revenue	£3.7	£1.7	£2.1	124%

Total Recurring Revenue - Interactive	£3.7	£1.7	£2.1	124%
Interactive Recurring Revenue as a Percentage of Total Interactive Revenue	100.0%	100.0%	0.0%

Interactive Segment, key events that affected results for the Three Months ended March 31, 2021

During the three months ended March 31, 2021, the consistent launch of new content across the estate, growth in the customer base in new, emerging and core markets and increased promotional activity through exclusive deals with tier one customers were key drivers of performance. As a result, was a $3.1 million increase in revenue compared to the prior year including a positive currency impact of $0.4 million.

There were nine new brand launches including BetMGM in New Jersey, Gamesys and Interwetten. We also launched with our first new operators in Spain, Luckia and 888.

We deployed nine new games in the quarter across the estate including Vegas Cash Spins and Fruity Bonanza Scatterdrops both of which were developed with brand new game mechanics.

Three Months ended March 31, 2021 compared to Three Months ended March 31, 2020 – Interactive Segment

	For the Three-Month Period ended			Total Functional	Total
	Unaudited	Unaudited	Variance	Currency	Variance
(In millions)	Mar 31, 2021	Mar 31, 2020	2021 vs 2020%		%

Service Revenue	$5.2	$2.1	$3.1	124.9%	143.2%

Cost of service	(0.8)	(0.2)	(0.5)	193.0%	217.5%

Selling, general and administrative expenses	(1.0)	(1.2)	0.1	(16.3)%	(10.1)%

Stock-based compensation	(0.1)	(0.0)	(0.0)	51.1%	103.5%

Depreciation and amortization	(0.7)	(0.6)	(0.1)	2.0%	9.4%

Net operating Income (Loss)	$2.6	$0.1	$2.5	4247.3%	4485.4%

Exchange Rate - $ to £	1.38	1.28

Note: Exchange rate in the table is calculated by dividing the USD service revenue by the GBP service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Interactive Segment revenue

During the period, revenue increased by $3.1 million, or 143.2%, on a reported basis. On a functional currency (at constant rate) basis, revenue increased by $2.7 million, or 124.9%. This was driven by recurring revenue growth due to the increase in online demand attributable to the addition of new customers and territories, the consistent launch of quality content, as well as the introduction of the product to customers migrating online due to the COVID-19 closures.

Interactive Segment operating income

Cost of Service increased by $0.5 million to $0.8 million on a reported and functional currency (at constant rate) basis, due to increased third party platform provider costs, in line with the significant revenue increase for the period.

SG&A expenses increased by $0.1 million on a reported basis. This increase included the impact of unfavorable currency movements of $0.1 million. On a functional currency (at constant rate) basis, SG&A increased by $0.2 million.

Depreciation and amortization increased by $0.1 million on a reported basis. On a functional currency (at constant rate) basis, depreciation and amortization was unchanged for the period versus prior year.

Operating profit increased by $2.5 million on a reported basis. On a functional currency (at constant rate) basis operating profit increased by $2.3 million. This was primarily due to the increase in revenue, partly offset by the increase in cost of sales.

Three Months ended March 31, 2021 compared to Three Months ended March 31, 2020 – Leisure Segment

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

Leisure segment, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Unaudited	Unaudited	2021 vs 2020
Leisure	Mar 31, 2021	Mar 31, 2020		%

End of period installed base Gaming machines (# of terminals)	11,610	12,269	(659)	(5.4)%
Average installed base Gaming machines (# of terminals)	11,631	12,276	(645)	(5.3)%
End of period installed base Other (# of terminals)	7,169	8,235	(1,066)	(13)%
Average installed base Other (# of terminals)	7,193	8,274	(1,081)	(13)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	5,801	5,746	56	1.0%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	2,236	2,737	(502)	(18)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	3,338	3,510	(172)	(4.9)%
Inspired Leisure Revenue per Gaming Machine per week	£0.1	£53.6	£(53.5)	(100)%
Inspired Pub Digital Revenue per Gaming Machine per week	£0.0	£60.2	£(60.2)	(100)%
Inspired Pub Analogue Revenue per Gaming Machine per week	£0.0	£38.2	£(38.2)	(100)%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£0.2	£56.7	£(56.4)	(100)%
Inspired Other Revenue per Machine per week	£0.0	£18.9	£(18.9)	(100)%

Total Leisure Parks Revenue (Gaming and Non Gaming) (£’m)	£0.0	£1.6	£(1.6)	(100%)

(1)	Motorway Service Area machines

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for definitions of terms used in the above table.

Leisure Segment, Recurring Revenue

Set forth below is a breakdown of our Leisure recurring revenue which consists principally of Leisure participation revenue and Leisure other fixed fee revenue. See “— Leisure Segment Revenue” below for a discussion of leisure service revenue between the periods under review.

Set forth below is a breakdown of our Leisure recurring revenue.

	For the Three-Month Period ended		Variance
	Unaudited	Unaudited	2021 vs 2020
(In £ millions)	Mar 31, 2021	Mar 31, 2020		%
Leisure Recurring Revenue
Total Leisure Revenue	£0.4	£13.6	£(13.2)	(97.1)%

Total Leisure Recurring Revenue	£0.0	£12.6	£(12.6)	(100.0)%
Leisure Recurring Revenue as a Percentage of Total Leisure Revenue	0.5%	93.0%	(92.6)%

Leisure Segment, key events that affected results for the Three Months ended March 31, 2021

During the three months ended March 31, 2021, all major sectors of the Leisure segment (Pubs, Holiday Parks, Motoway Service Area’s and Bingo Halls) remained closed due to the COVID-19 closures in the UK.

Three Months ended March 31, 2021 compared to Three Months ended March 31, 2020 – Leisure Segment

	For the Three-Month Period ended			Total Functional	Total
(In millions)	Unaudited Mar 31, 2021	Unaudited Mar 31, 2020	Variance 2021 vs 2020	Currency %	Variance %

Revenue:
Service	$0.0	$16.3	$(16.3)	(100.0)%	(100.0)%
Product	0.5	1.2	(0.7)	(57.9)%	(55.6)%
Total revenue	0.5	17.5	(17.0)	(97.1)%	(96.9)%

Cost of sales, excluding depreciation and amortization:
Cost of service	(0.4)	(3.3)	2.8	(87.1)%	(86.3)%
Cost of product	(0.3)	(0.8)	0.6	(71.5)%	(69.5)%
Total cost of sales	(0.7)	(4.1)	3.4	(83.9)%	(82.8)%

Selling, general and administrative expenses	(3.2)	(11.0)	7.8	(73.1)%	(71.0)%

Stock-based compensation	(0.1)	(0.0)	(0.1)	165.0%	5308.1%

Depreciation and amortization	(4.2)	(3.4)	(0.8)	15.1%	24.3%

Net operating Income (Loss)	(7.7)	(1.0)	$(6.6)	530.3%	647.4%

Exchange Rate - $ to £	1.38	1.29

Note: Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Leisure Segment Revenue

During the period, revenue decreased by $17.0 million, or 96.9%, to $0.5 million on a reported basis, with no impact from currency movements.

Service revenue decreased by $16.3 million on both a reported and functional currency (at constant rate) basis to nil. This was driven by the COVID-19 closures, with all of the major sectors of the Leisure segment being closed for the entire three months ended March 31, 2021.

Product revenue decreased by $0.7 million to $0.5 million on a reported and functional currency (at constant rate) basis. This decrease was driven by the COVID-19 closures.

Leisure Segment Operating Income

Cost of sales (excluding depreciation and amortization) decreased by $3.4 million to $0.7 million on reported and functional currency (at constant rate) basis.

Service cost of sales decreased by $2.8 million to $0.4 million on a reported and functional currency (at constant rate) basis, driven by the reduction in Service revenue due to the COVID-19 closures.

Product cost of sales decreased by $0.6 million to $0.3 million on a reported and functional currency (at constant rate) basis, driven by the reduction in Product revenue due to the COVID-19 closures.

SG&A expenses decreased by $7.8 million on a reported basis to $3.2 million, which included the impact of unfavorable currency movements of $0.3 million. On a functional currency (at constant rate) basis, SG&A expenses decreased by $8.1 million, or 73.1%. This was driven by reduced staffing costs related to both staff reductions and reduced salaries implemented due to the COVID-19 closures as well as synergy and other cost savings.

Depreciation and amortization increased by $0.8 million on a reported basis to $4.2 million. This included an impact of unfavorable currency movements of $0.3 million. On a functional currency (at constant rate basis), Leisure depreciation increased by $0.5 million or 15.1%.

Operating income decreased by $6.6 million on a reported basis from a loss of $1.0 million to a loss of $7.7 million, which included the impact of unfavorable currency movements of $0.6 million. On a functional currency (at constant rate) basis operating income decreased by $6.0 million. This was primarily due to the COVID-19 closures.

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

Currency Movement represents the difference between the results in our reporting currency (USD) and the results on a functional currency (at constant rate) basis.

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Loss, to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA

	For the Three-Month Period ended
	Unaudited	Unaudited
(In millions)	Mar 31, 2021	Mar 31, 2020

Net Income (loss)	$(16.7)	$(9.8)

Items Relating to Legacy Activities:
Pension charges (1)	0.2	0.2

Items outside the normal course of business:
Costs of group restructure (2)	-	0.1
Acquisition and integration related transaction expenses (3)	1.4	3.2
Impairment on interest in equity method investee(4)	-	0.7

Stock-based compensation expense	1.4	1.0

Depreciation and amortization	13.1	12.6
Interest Income	(0.0)	(0.3)
Interest Expense	8.6	6.1
Change in fair value of warrant liability	3.0	(7.6)
Other finance expenses / (income)	(6.4)	3.7
Income tax	(0.7)	0.2
Adjusted EBITDA	$3.9	$10.1

Adjusted EBITDA	£2.8	£7.8

Exchange Rate - $ to £ (5)	1.37	1.28

Reconciliation to Adjusted EBITDA by segment for the Three Months ended March 31, 2021

	For the Three-Month Period ended
(In millions)	Unaudited Mar 31, 2021

	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$(16.7)	$(3.6)	$3.7	$2.6	$(7.7)	$(11.7)

Items Relating to Legacy Activities:
Pension charges (1)	0.2					0.2

Items outside the normal course of business:
Costs of group restructure (2)	-					-
Acquisition and integration related transaction expenses (3)	1.4					1.4
Impairment on interest in equity method investee(4)	-					-

Stock-based compensation expense	1.4	0.2	0.1	0.1	0.1	0.9

Depreciation and amortization	13.1	6.6	1.1	0.7	4.2	0.5
Interest Income	(0.0)					(0.0)
Interest Expense	8.6					8.6
Change in fair value of warrant liability	3.0					3.0
Other finance expenses / (income)	(6.4)					(6.4)
Income tax	(0.7)					(0.7)
Adjusted EBITDA	$3.9	$3.2	$4.9	$3.4	$(3.4)	$(4.2)

Adjusted EBITDA	£2.8

Exchange Rate - $ to £ (5)	1.37

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical, these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Three Months ended March 31, 2020

	For the Three-Month Period ended
(In millions)	Unaudited Mar 31, 2020

	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$(9.8)	$(1.2)	$5.0	$0.1	$(1.0)	$(12.7)

Items Relating to Legacy Activities:
Pension charges (1)	0.2					0.2

Items outside the normal course of business:
Costs of group restructure (2)	0.1					0.1
Acquisition and integration related transaction expenses (3)	3.2					3.2
Impairment on interest in equity method investee(4)	0.7					0.7

Stock-based compensation expense	1.0	0.1	0.1	0.0	0.0	0.8

Depreciation and amortization	12.6	7.4	0.8	0.6	3.4	0.4
Interest Income	(0.3)					(0.3)
Interest Expense	6.1					6.1
Change in fair value of warrant liability	(7.6)					(7.6)
Other finance expenses / (income)	3.7					3.7
Income tax	0.2					0.2
Adjusted EBITDA	$10.1	$6.3	$5.9	$0.7	$2.4	($5.2)

Adjusted EBITDA	£7.8

Exchange Rate - $ to £ (5)	1.28

Notes to Adjusted EBITDA reconciliation tables above:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.

(2)	“Costs of group restructure” include redundancy costs, Payments In Lieu of Notice costs, any associated employer taxes and costs associated with onerous property leases. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs. These costs were primarily incurred in connection with the property consolidation.

(3)	Acquisition and integration related transaction expenses, Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(4)	In April 2020, the Company disposed of its 40% non-controlling equity interest in Innov8 Gaming Limited which resulted in the investment of $0.7 million being written off.

(5)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Liquidity and Capital Resources

Three Months ended March 31, 2021 compared to Three Months ended March 31, 2020

	3 Months ended		Variance
(in millions)	Mar 31,	Mar 31,
	2021	2020	2021 to 2020
Net loss	$(16.7)	$(9.8)	$(6.9)

Amortization of debt fees	1.3	0.5	0.8

Change in fair value of derivative and warrant liabilities and stock-based compensation expense	4.6	(6.2)	10.8
Impairment expense	0.0	0.6	(0.6)
Foreign currency translation on senior bank debt and cross currency swaps	(6.1)	3.9	(10.0)
Depreciation and amortization (incl RoU assets)	13.7	13.5	0.2
Other net cash generated by operating activities	1.2	8.6	(7.4)
Net cash (used)/provided by operating activities	(2.0)	11.1	(13.1)

Net cash used in investing activities	(4.8)	(11.0)	6.2
Net cash (used)/generated by financing activities	(0.2)	22.2	(22.4)
Effect of exchange rates on cash	1.1	(2.9)	4.0
Net (decrease)/increase in cash and cash equivalents	$(5.9)	$19.4	$(25.3)

Net cash (used)/provided by operating activities.

For the three months ended March 31, 2021, net cash outflow provided by operating activities was $2.0 million, compared to a $11.1 million inflow for the three months ended March 31, 2020, representing a $13.1 million decrease in cash generation driven by COVID-19 related closures and interest expense timing differences resulting in payments of $6.8 million compared to $0.1 million in the prior period. In addition, a larger VAT payment made in the three months ended March 31, 2021 resulted in an $8.9 million higher outflow compared to the prior period.

Amortization of debt fees increased by $0.8 million to $1.3 million. The current and prior year’s non-cash interest expense related to amortization of debt fees incurred in relation to the business refinancing in October 2019.

Change in fair value of derivative and warrant liabilities and stock-based compensation expense increased by $10.8 million, from an outflow of $6.2 million to an inflow of $4.6 million. Movements in the fair valuation of warrant liabilities increased the inflow by $10.6 million and there was also a $0.4 million higher inflow relating to stock-based compensation expense in the three months ended March 31, 2021. These were offset by a $0.2 million movement relating to cross-currency swaps.

Foreign currency translation on senior bank debt and cross currency swaps resulted in a loss in the three months ended March 31, 2021 of $6.1 million as a result of the movement in exchange rates during the period, compared to a $3.9 million gain in the three months ended March 31, 2020.

Depreciation and amortization increased by $0.2 million to $13.7 million with increases of $1.1 million in development costs and licenses and $0.3 million in machine depreciation offset by a $0.8 million reduction in amortization of intangible assets and $0.4 million relating to the amortization of Right of Use assets under ASC 842.

Other net cash generated by operating activities decreased by $7.4 million, to a $1.2 million inflow following the significant impact in the current year of the COVID-19 closures. Movements in trading levels resulted in a $17.1 million benefit from accounts receivable ($5.4 million inflow in the three months ended March 31, 2021 compared to an $11.7 million outflow in the prior period) but this was offset by a $8.7 million outflow from accrued tax levels and a $7.1 million outflow from other creditors (driven by a $5.7 million interest accrual outflow through the different timing of debt interest payments). Further adverse movements were seen on deferred revenue creditors $3.8 million, other debtors and prepayments $2.0 million, accounts payable $2.0 million and inventory $0.6 million. Many of these movements were impacted by the COVID-19 closures in the three months ended March 31, 2021. However, throughout the period, management have actively managed our cash levels to seek to optimize our liquidity position.

Net cash used in investing activities.

Net cash used in investing activities decreased by $6.2 million to $4.8 million in the three months ended March 31, 2021, primarily due to minimal spend on capital as a result of the COVID-19 closures.

Net cash used by financing activities.

During the three months ended March 31, 2021, net cash used by financing activities was an outflow of $0.2 million, compared to a $22.2 million inflow in the three months ended March 31, 2020. The outflow in the three months ended March 31, 2021 was solely related to finance lease payments. In the three months ended March 31, 2020, an increase in the amount drawn on the revolver provided a $22.3 million inflow which was partly offset by a $0.1 million outflow relating to finance lease payments.

Funding Needs and Sources

To fund our obligations we have relied historically on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of March 31, 2021, we had liquidity of $41.2 million in cash and cash equivalents and a further $27.6 million of an undrawn revolver facility. This compares to $48.5 million of cash and cash equivalents as at March 31, 2020 but $24.8 million drawn on the revolver facility. We had a working capital inflow of $1.2 million for the three months ended March 31, 2021, compared to an $8.6 million inflow for the three months ended March 31, 2020. The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization as well as the seasonality evident in some of the businesses purchased as part of the NTG Acquisition. In periods with minimal machine volumes and capital spend, our working capital is more stable. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are higher than typical and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels which have been seen during 2020 and 2021 following the COVID-19 closures, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Some of our business operations require cash to be held within the machines. As of March 31, 2021, $1.6 million of our $41.2 million of cash and cash equivalents were held as operational floats within the machines. In addition, we held a further $7.1 million of ring-fenced cash.

Management currently believes that despite the reduced trading levels caused by the COVID-19 closures, the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through May 2022.

Long Term and Other Debt

(In millions)	March 31, 2021		March 31, 2020
Cash held	£29.9	$41.2	£39.1	$48.5
Revolver drawn	0.0	0.0	(20.0)	(24.8)
Original principal senior debt	(225.1)	(310.6)	(219.6)	(272.4)
Cash interest accrued	(4.8)	(6.7)	(8.5)	(10.6)
Finance lease creditors	(1.5)	(2.0)	(0.0)	(0.0)
Total	£(201.6)	$(278.1)	£(209.0)	$(259.2)

See Note 13 Long Term and Other Debt of the Financial Statements for detail of the debts held during 2020 and 2021.

Debt Covenants

Under our debt facilities in place as of March 31, 2021 and March 31, 2020 we are subject to covenant testing at quarterly intervals. The covenant testing is set at the level of Inspired Entertainment Inc., the ultimate holding company, and consists of a test on Leverage (Consolidated Total Net Debt/Consolidated Pro Forma EBITDA) and a test on the level of capital expenditure. These are measured under U.S. GAAP. Leverage is to be tested at quarterly intervals commencing for the period ending June 30, 2020 and capital expenditure is tested annually commencing on December 31, 2019.

Prior to reaching our first leverage covenant test on June 30, 2020, the covenants were reset as a direct result of the COVID-19 closures and subsequent loss of trading as a result of government lockdowns in many key trading countries around the world. Formal agreement of the revised covenants was achieved on June 25, 2020.

There were no breaches of the debt covenants in the periods ended March 31, 2021 and March 31, 2020.

Liens and Encumbrances

As of March 31, 2021, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Contractual Obligations

As of March 31, 2021, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in millions)	Total	1 yr	1-3 years	3-5 years	5 yrs
Operating activities
Interest on long term debt	$94.5	$25.0	$50.5	$19.0	$-

Financing activities
Senior bank debt - principal repayment	310.6	-	-	310.6	-
Finance lease payments	2.0	0.9	0.6	0.5	-
Operating lease payments	12.2	3.6	4.0	2.2	2.4
Interest on non-utilisation fees	2.0	0.5	1.1	0.4	-
Total	$421.3	$30.0	$56.2	$332.7	$2.4

Off-Balance Sheet Arrangements

As of March 31, 2021, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

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

Interest Rate Risk

We have external borrowings that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2021, we had £145.8 million ($201.1 million) and €93.1 million ($109.5 million) of senior bank debt that is subject to a floating interest rate charge that can vary with the 3-month LIBOR and the 3-month EUROBOR rates. If the floating interest rates increased by 1%, the additional interest charge would be approximately $0.8 million. If the floating interest rates increased by 5%, the additional interest charge would be approximately $3.9 million.

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

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net liabilities total approximately $97.2 million and our US Dollar functional currency net liabilities total approximately $15.0 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of March 31, 2021 would result in translation adjustments of approximately $8.3 million and $1.5 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained losses earned in Euros and in US Dollars in the three months ended March 31, 2021 were €0.3 million and $5.5 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of March 31, 2021 would result in translation adjustments of approximately $0.0million and $0.5 million, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results by approximately $0.7 million and would result in translation adjustments of approximately $0.3 million, recorded in other comprehensive loss.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2021 due to the material weakness described in Item 9A of Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on May 10, 2021. Management have implemented additional controls designed to remediate this material weakness; however, these controls have not operated effectively over a sufficient period of time in order to conclude that the material weakness has been fully remediated.

Notwithstanding the identified material weakness and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2021, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Amendment No. 1 thereto, which could materially affect our business, financial position and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1*#	Letter dated April 12, 2021 to A. Lorne Weil.
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: May 14, 2021	/s/ A. Lorne Weil
	Name:	A. Lorne Weil
	Title:	Executive Chairman
(Principal Executive Officer)

Date: May 14, 2021	/s/ Stewart F.B. Baker
	Name:	Stewart F.B. Baker
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

