Form 10-Q
period 2021-06-30
Inspired Entertainment, Inc.
filed 2021-08-12
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _______________

Commission File Number: 001-36689

INSPIRED ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1025534
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

250 West 57th Street , Suite 415
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

As of August 9, 2021, there were 23,378,713 shares of the Company’s common stock issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash	$24.5	$47.1
Accounts receivable, net	22.3	27.5
Inventory, net	14.3	17.6
Prepaid expenses and other current assets	21.8	16.8
Total current assets	82.9	109.0

Property and equipment, net	58.4	65.5
Software development costs, net	38.9	42.4
Other acquired intangible assets subject to amortization, net	7.3	7.7
Goodwill	84.8	83.7
Right of use asset	11.4	12.5
Other assets	2.5	3.3
Total assets	$286.2	$324.1

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$22.1	$17.9
Accrued expenses	28.0	31.4
Corporate tax and other current taxes payable	7.7	14.4
Deferred revenue, current	9.7	11.5
Operating lease liabilities	3.6	3.6
Other current liabilities	2.1	2.5
Warrant liability	26.5	13.0
Current portion of finance lease liabilities	0.9	0.6
Total current liabilities	100.6	94.9

Long-term debt	316.0	297.5
Finance lease liabilities, net of current portion	1.0	0.2
Deferred revenue, net of current portion	7.5	11.4
Derivative liability	—	1.7
Operating lease liabilities	8.0	9.2
Other long-term liabilities	4.8	10.9
Total liabilities	437.9	425.8

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 22,594,207 shares and 22,430,475 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid in capital	329.3	324.6
Accumulated other comprehensive income	36.9	31.1
Accumulated deficit	(517.9)	(457.4)
Total stockholders’ deficit	(151.7)	(101.7)
Total liabilities and stockholders’ deficit	$286.2	$324.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Service	$37.5	$15.3	$54.6	$58.1
Product sales	4.0	0.3	9.7	9.8
Total revenue	41.5	15.6	64.3	67.9

Cost of sales, excluding depreciation and amortization:
Cost of service	(8.0)	(2.5)	(10.1)	(11.0)
Cost of product sales	(2.7)	(0.3)	(5.9)	(6.5)
Selling, general and administrative expenses	(28.5)	(12.2)	(43.7)	(41.2)
Acquisition and integration related transaction expenses	(0.1)	(1.2)	(1.5)	(4.4)
Depreciation and amortization	(11.9)	(13.3)	(25.0)	(25.9)
Net operating loss	(9.7)	(13.9)	(21.9)	(21.1)

Other (expense) income
Interest income	0.1	0.1	0.1	0.4
Interest expense	(22.2)	(8.1)	(30.8)	(14.2)
Change in fair value of warrant liability	(10.5)	(1.7)	(13.5)	5.9
Loss from equity method investee	—	—	—	(0.5)
Other finance (expense) income	(1.2)	(2.5)	5.2	(6.2)

Total other expense, net	(33.8)	(12.2)	(39.0)	(14.6)

Loss before income taxes	(43.5)	(26.1)	(60.9)	(35.7)
Income tax (expense) benefit	(0.3)	(0.1)	0.4	(0.3)
Net loss	(43.8)	(26.2)	(60.5)	(36.0)

Other comprehensive (loss)/income:
Foreign currency translation gain (loss)	0.1	0.4	(1.0)	3.5
Change in fair value of hedging instrument	(0.3)	(0.8)	0.3	(2.3)
Reclassification of loss on hedging instrument to comprehensive income	0.5	0.3	1.0	0.7
Actuarial gains (losses) on pension plan	0.9	(8.7)	5.5	(4.3)
Other comprehensive income (loss)	1.2	(8.8)	5.8	(2.4)

Comprehensive loss	$(42.6)	$(35.0)	$(54.7)	$(38.4)

Net loss per common share – basic and diluted	$(1.94)	$(1.15)	$(2.68)	$(1.61)

Weighted average number of shares outstanding during the period – basic and diluted	22,594,207	22,400,107	22,589,461	22,392,218

Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(3.4)	$(1.0)	$(4.8)	$(2.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2021 TO JUNE 30, 2021

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2021	22,430,475	$—	$324.6	$31.1	$(457.4)	$(101.7)
Foreign currency translation adjustments	—	—	—	(1.1)	—	(1.1)
Actuarial gains on pension plan	—	—	—	4.6	—	4.6
Change in fair value of hedging instrument	—	—	—	0.6	—	0.6
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.5	—	0.5
Shares issued in net settlement of RSUs	163,732	—	—	—	—	—
Stock-based compensation expense	—	—	1.4	—	—	1.4
Net loss	—	—	—	—	(16.7)	(16.7)
Balance as of March 31, 2021	22,594,207	$—	$326.0	$35.7	$(474.1)	$(112.4)
Foreign currency translation adjustments	—	—	—	0.1	—	0.1
Actuarial gains on pension plan	—	—	—	0.9	—	0.9
Change in fair value of hedging instrument	—	—	—	(0.3)	—	(0.3)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.5	—	0.5
Stock-based compensation expense	—	—	3.3	—	—	3.3
Net loss	—	—	—	—	(43.8)	(43.8)
Balance as of June 30, 2021	22,594,207	$—	$329.3	$36.9	$(517.9)	$(151.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2020 TO JUNE 30, 2020

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2020	22,230,768	$—	$320.6	$45.1	$(425.0)	$(59.3)
Foreign currency translation adjustments	—	—	—	3.1	—	3.1
Actuarial gains on pension plan	—	—	—	4.4	—	4.4
Change in fair value of hedging instrument	—	—	—	(1.5)	—	(1.5)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.4	—	0.4
Shares issued in net settlement of RSUs	166,959	—	—	—	—	—
Stock-based compensation expense	—	—	1.0	—	—	1.0
Net loss	—	—	—	—	(9.8)	(9.8)
Balance as of March 31, 2020	22,397,727	$—	$321.6	$51.5	$(434.8)	$(61.7)
Foreign currency translation adjustments	—	—	—	0.4	—	0.4
Actuarial losses on pension plan	—	—	—	(8.7)	—	(8.7)
Change in fair value of hedging instrument	—	—	—	(0.8)	—	(0.8)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.3	—	0.3
Stock-based compensation expense – ESPP	7,649	—	—	—	—	—
Stock-based compensation expense	—	—	1.0	—	—	1.0
Net loss	—	—	—	—	(26.2)	(26.2)
Balance as of June 30, 2020	22,405,376	$—	$322.6	$42.7	$(461.0)	$(95.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(60.5)	$(36.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25.0	25.9
Amortization of right of use asset	1.2	2.0
Stock-based compensation expense	4.8	2.0
Change in fair value of warrant liability	13.5	(5.9)
Impairment of investment in equity method investee	—	0.7
Foreign currency translation on senior bank debt	(4.6)	6.6
Reclassification of loss on hedging instrument to comprehensive income	1.0	0.5
Non-cash interest expense relating to senior debt	16.3	1.2
Changes in assets and liabilities:
Accounts receivable	5.5	3.7
Inventory	3.5	(1.4)
Prepaid expenses and other assets	(4.1)	5.7
Corporate tax and other current taxes payable	(6.7)	0.1
Accounts payable	3.9	0.8
Deferred revenues and customer prepayment	(5.7)	(3.8)
Accrued expenses	(4.0)	9.3
Operating lease liabilities	(1.2)	(1.6)
Other long-term liabilities	(0.7)	0.4
Net cash (used in) provided by operating activities	(12.8)	10.2

Cash flows from investing activities:
Purchases of property and equipment	(5.4)	(8.8)
Disposals of property and equipment	—	—
Purchases of capital software	(6.8)	(6.7)
Net cash used in investing activities	(12.2)	(15.5)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	333.1	—
Proceeds from issuance of revolver	—	22.3
Repayments of long-term debt	(320.7)	—
Cash paid in connection with terminated interest rate swaps	(2.1)	—
Debt fees incurred	(9.1)	(3.1)
Repayments of finance leases	(0.2)	(0.6)
Net cash provided by financing activities	1.0	18.6

Effect of exchange rate changes on cash	1.4	(2.5)
Net (decrease) increase in cash	(22.6)	10.8
Cash, beginning of period	47.1	29.1
Cash, end of period	$24.5	$39.9

Supplemental cash flow disclosures
Cash paid during the period for interest	$17.5	$0.4
Cash paid during the period for income taxes	$0.1	$0.1
Cash paid during the period for operating leases	$1.7	$1.2

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired through finance lease	$1.3	$1.5
Lease liabilities arising from obtaining right of use assets	$—	$(6.1)
Adjustment to goodwill arising from adjustment to fair value of assets acquired	$—	$(0.3)
Capitalized interest payments	$—	$10.6

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

Management Liquidity Plans

As of June 30, 2021, the Company’s cash on hand was $24.5 million, and the Company had working capital of ($17.7) million. The Company recorded net losses of $60.5 million and $36.0 million for the six months ended June 30, 2021 and 2020, respectively. Net losses include non-cash debt fees expensed as part of the repayment of Prior Financing (see Note 4) of $14.4 million and $0.0 million for the six months ended June 30, 2021 and 2020, respectively, non-cash changes in fair value of warrant liability of $13.5 million loss and $5.9 million income for the six months ended June 30, 2021 and 2020, respectively, excess depreciation and amortization over capital expenditure of $12.8 million and $10.4 million for the six months ended June 30, 2021, and 2020, respectively, and non-cash stock-based compensation of $4.8 million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows used in operations amounted to $12.8 million and $10.2 million provided by operations for the six months ended June 30, 2021 and 2020, respectively with the change year on year due to higher debt interest payments made in the six months ended June 30, 2021, as there was an agreement in place to defer and capitalize such payments in the six months ended June 30, 2020. Working capital of ($17.7) million includes a non-cash settled item of $9.7 million of deferred income, and an item not expected to be cash settled of $26.5 million comprising a warrant liability. Management currently believes that, absent any unanticipated COVID-19 impact (see below), the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through August 2022.

Governments in all of the major jurisdictions in which our land-based customers operate have now reopened land-based venues. No restrictions remain in the United Kingdom. There remains an element of social distancing in venues in Greece and in Italy, there are restrictions in place that state only fully vaccinated people can enter our venues. It remains uncertain as to whether and when further restrictions or closures could happen in each jurisdiction and how long they may last. We continue to protect our existing available liquidity by pro-actively managing capital expenditures and working capital as well as identifying both immediate and longer-term opportunities for cost savings.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2020 and 2019. The financial information as of December 31, 2020 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2021 (“the Original 10-K”), and as amended and filed on Form 10-K/A with the SEC on May 10, 2021 (“the 10-K/A”). The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

The effect of the restatement on previously reported information for the three months ended June 30, 2020 is as follows:

	As Previously Reported	Adjustments	As Restated
	(in millions, except per share data)
Consolidated Statements of Stockholders’ Deficit as of April 1, 2020
Additional paid in capital	$347.6	$(26.0)	$321.6
Accumulated deficit	(458.6)	23.8	(434.8)

Consolidated Statement of Operations and Comprehensive Loss for the three months ended June 30, 2020
Change in fair value of warrant liability	$—	$(1.7)	$(1.7)
Net loss	(24.5)	(1.7)	(26.2)
Comprehensive loss	(33.3)	(1.7)	(35.0)

Net loss per common share – basic and diluted	$(1.09)	$(0.06)	$(1.15)

Consolidated Statements of Stockholders’ Deficit as of June 30, 2020
Additional paid in capital	$348.6	$(26.0)	$322.6
Accumulated deficit	(483.1)	22.1	(461.0)

The effect of the restatement on previously reported information for the six months ended June 30, 2020 is as follows:

	As Previously Reported	Adjustments	As Restated
	(in millions, except per share data)
Consolidated Statements of Stockholders’ Deficit as of January 1, 2020
Additional paid in capital	$346.6	$(26.0)	$320.6
Accumulated deficit	(441.2)	16.2	(425.0)

Consolidated Statement of Operations and Comprehensive Loss for the six months ended June 30, 2020
Change in fair value of warrant liability	$—	$5.9	$5.9
Net loss	(41.9)	5.9	(36.0)
Comprehensive loss	(44.3)	5.9	(38.4)

Net loss per common share – basic and diluted	$(1.87)	$0.26	$(1.61)

Consolidated Statements of Stockholders’ Deficit as of June 30, 2020
Additional paid in capital	$348.6	$(26.0)	$322.6
Accumulated deficit	(483.1)	22.1	(461.0)

Recharacterization of Previously Reported Information

In prior periods, and up to and including the interim period nine months ended September 30, 2020, the Company operated its business along three operating segments: Server Based Gaming, Virtual Sports (which included Interactive) and Acquired Businesses (which consisted of the businesses acquired from the NTG Acquisition). During the period subsequent to September 30, 2020, the Company completed the process of changing its internal structure, which has been ongoing since the NTG Acquisition, and as a result changed the composition of its operating segments. The Company now operates its business along four operating segments, which are segregated on the basis of revenue stream: Gaming, Virtual Sports, Interactive and Leisure. The Company believes this method of segment reporting reflects both the way its business segments are now managed and the way the performance of each segment is now evaluated.

As part of the recharacterization exercise, certain items of Revenue, Cost of Sales and Selling, General and Administrative Expenses have been recharacterized to ensure consistency with similar items across the Group. The revenue recharacterizations are to ensure spares and similar items are reflected with other items of hardware (Product Sales).

The resulting impact on previously reported information for the three months ended June 30, 2020 is as follows: Service Revenue, previously reported $15.2 million, now $15.3 million; Product Sales Revenue, previously reported $0.4 million, now $0.3 million; Cost of Service, previously reported $3.1 million, now $2.5 million; Selling, General and Administrative Expenses (excluding Stock-based compensation), previously reported $10.6 million, now $11.2 million.

The resulting impact on previously reported information for the six months ended June 30, 2020 is as follows: Service Revenue, previously reported $58.4 million, now $58.1 million; Product Sales Revenue, previously reported $9.5 million, now $9.8 million; Cost of Service, previously reported $9.7 million, now $11.0 million; Cost of Product Sales, previously reported $7.3 million, now $6.5 million; Selling, General and Administrative Expenses (excluding Stock-based compensation), previously reported $39.7 million, now $39.2 million.

The recharacterization has no impact on the previously reported Net Operating Loss, Net Loss or Net Comprehensive Loss for the three and six months ended June 30, 2020.

2.	Inventory

Inventory consists of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Component parts	$11.2	$12.1
Work in progress	0.8	1.7
Finished goods	2.3	3.8
Total inventories	$14.3	$17.6

Component parts include parts for gaming terminals. Included in inventory are reserves for excess and slow-moving inventory of $1.3 million and $1.5 million as of June 30, 2021 and December 31, 2020, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

3.	Contract Liabilities and Other Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At June 30, 2021	$24.1	$14.9	$(17.2)	$(2.1)
At December 31, 2020	$30.4	$8.2	$(22.9)	$(1.6)
At December 31, 2019	$24.5	$15.3	$(27.8)	$(1.9)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $6.3 million and $10.3 million for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively.

4.	Long Term and Other Debt

Senior Secured Notes

On May 20, 2021, Inspired Entertainment (Financing) PLC, a wholly owned subsidiary of the Company, issued £235.0 million ($324.7 million, as translated at June 30, 2021) aggregate principal amount of its 7.875% senior secured notes due 2026 (the “Senior Secured Notes”). The Senior Secured Notes bear interest at a rate of 7.875% per annum and mature on June 1, 2026. Interest is payable on the Senior Secured Notes on June 1 and December 1 of each year, commencing on December 1, 2021

The Senior Secured Notes and related guarantees were issued under an indenture (the “Indenture”), among Inspired Entertainment (Financing) PLC, as issuer, the Company and certain English and U.S. subsidiaries of the Company, as guarantors (collectively and together with the Company, the “Guarantors”), GLAS Trustees Limited, as trustee, GLAS Trust Corporation Limited, as security agent and GLAS Trust Company LLC as paying agent, transfer agent and registrar. The terms of the Senior Secured Notes and related guarantees are governed by the Indenture.

The Company used proceeds from the offering of the Senior Secured Notes to repay its £145.8 million ($201.5 million) senior secured term loan facility and €93.1 million ($110.4 million) senior secured term loan facility and accrued interest thereon (the “Prior Financing”), to close-out derivative contracts entered into in connection with the Prior Financing and to pay fees, commissions and expenses incurred in connection with the refinancing.

The Senior Secured Notes are fully and unconditionally guaranteed on a senior secured first-priority basis by the Guarantors on a joint and several basis. The Senior Secured Notes and related guarantees are secured, subject to certain permitted collateral liens, on a first-priority basis by substantially all assets of the Guarantors and all claims of the Inspired Entertainment (Financing) PLC under an intercompany loan to Gaming Acquisitions Limited, a private limited liability company incorporated under the laws of England and Wales and an indirect wholly-owned subsidiary of the Company (“GAL”), of the proceeds of the offering of the Senior Secured Notes.

The Indenture contains incurrence covenants that limit the ability of the Company and the Company’s restricted subsidiaries to, among other things, (i) incur or guarantee additional debt and issue certain preferred stock of restricted subsidiaries; (ii) create or incur certain liens; (iii) make restricted payments, including dividends or distributions to the Company’s stockholders or repurchase the Company’s stock; (iv) prepay or redeem subordinated debt; (v) make certain investments, including participating joint ventures; (vi) create encumbrances or restrictions on the payment of dividends or other distributions by restricted subsidiaries; (vii) sell assets, or consolidate or merge with or into other companies; (viii) sell or transfer all or substantially all of the Company’s assets or those of the Company’s subsidiaries on a consolidated basis; (ix) engage in certain transactions with affiliates; and (x) create unrestricted subsidiaries. Certain of these covenants will be suspended if and for so long as the Senior Secured Notes have investment grade ratings from any two of Moody’s Investors Service, Inc., Standard & Poor’s Investors Ratings Services and Fitch Ratings, Inc. These covenants are subject to exceptions and qualifications as set forth in the Indenture.

Inspired Entertainment (Financing) PLC may redeem the Senior Secured Notes, in whole or in part, at any time and from time to time prior to June 1, 2023, at a redemption price equal to 100% of the principal amount thereof, plus a “make-whole” premium as set forth in the Indenture and form of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Inspired Entertainment (Financing) PLC may also redeem the Senior Secured Notes, in whole or in part, at any time and from time to time on or after June 1, 2023, at the redemption prices set forth in the Indenture and form of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to June 1, 2023, Inspired Entertainment (Financing) PLC may redeem up to 40% of the original aggregate principal amount of the Senior Secured Notes with the net cash proceeds of one or more equity offerings, as described in the Indenture, at a redemption price equal to 107.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to June 1, 2023, Inspired Entertainment (Financing) PLC may redeem up to 10% of the aggregate principal amount of the Senior Secured Notes within each 12-month period at a redemption price equal to 103.000% of the aggregate principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Revolving Credit Facility

In connection with the issuance of the Senior Secured Notes on May 20, 2021, the Company and certain of our direct and indirect wholly-owned subsidiaries, entered into a Super Senior Revolving Credit Facility Agreement (the “RCF Agreement”) with Global Loan Agency Services Limited, as agent, Barclays Bank plc (“Barclays”) and Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK” and together with Barclays, the “Arrangers”) as arrangers and each lender party thereto (the “Lenders”), pursuant to which the Lenders agreed to provide, subject to certain conditions, a secured revolving facility loan in an original principal amount of £20 million ($27.6 million) under which certain of our subsidiaries are able to draw funds (the “RCF Loan”). The RCF Loans will terminate on November 20, 2025.

The funding of the RCF Loan is subject to customary conditions set forth in the RCF Agreement. The undrawn commitment of each Lender under the RCF Loan will automatically terminate, unless previously terminated by the Company, on October 20, 2025.

The RCF Loans will bear interest at a rate per annum equal to (i) SONIA for borrowings in sterling, (ii) LIBOR (or, on and after December 31, 2021, SOFR) for borrowings in dollars, or (iii) EURIBOR for borrowings in Euro, as applicable, plus, in each case, a margin (based on the Company’s consolidated senior secured net leverage ratio) ranging from 4.25% to 4.75% per annum. With respect to the RCF Loan, a commitment fee of 30% of the then applicable margin is payable at any time on any unutilized portion of the RCF Loan.

The RCF Agreement contains various covenants (which include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject in each case to certain exceptions), representations, warranties, limitations and events of default (which include non-payment, breach of obligations under the financing documents, cross-default, insolvency and litigation) customary for similar facilities for similarly rated borrowers and subject to customary carve-outs and grace periods. Following the occurrence of an event of default which has not been waived or remedied, the Lenders who represent more than 66.67% of total commitments under the RCF may, subject to the terms of an intercreditor agreement (which governs the relationship between the Lenders and the holders of the Senior Secured Notes), instruct the agent to (i) accelerate the RCF Loans, (ii) instruct the security agent to enforce the transaction security and/or (iii) exercise any other remedies available to the Lenders.

The RCF Agreement requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 6.25x on the test date for the relevant period ending June 30, 2021, stepping down to 6.0x on March 31, 2022, 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Agreement does not include a minimum interest coverage ratio or other financial covenants.

The outstanding principal amount of each advance under the RCF Loans is payable on the last day of the interest period relating to such advance, unless such advance is rolled over on a cashless basis in accordance with customary rollover provisions contained in the RCF Agreement, with a final repayment on November 20, 2025.

Termination of Prior Financing

The Company’s previous debt consisted of two tranches of senior secured term loans in a principal amount of £145.8 million ($201.5 million) with a cash interest rate of 8.25% plus 3-month LIBOR and €93.1 million ($110.4 million) with a cash interest rate of 7.75% plus 3-month EURIBOR, respectively and a secured revolving facility loan in a principal amount of £20.0 million ($27.6 million) with a cash interest rate on any utilization of 6.50% plus 3-month LIBOR.

In connection with the issuance of the Senior Secured Notes and the entry into the RCF Agreement, on May 20, 2021, the Prior Financing was repaid in full and the senior facilities agreement (dated September 27, 2019, as amended and restated on June 25, 2020) relating to the Prior Financing was terminated. No prepayment premium applied to the repayment (although customary break cost provisions applied). Debt fees of $14.4 million were expensed to the Consolidated Statements of Operations and Consolidated Loss within Interest Expense as part of the repayment. In addition, on May 19, 2021, we terminated the interest rate swaps relating to the Prior Financing and applicable termination fees were settled on May 20, 2021 (see Note 5).

Outstanding Debt and Finance Leases

The following reflects outstanding debt and finance leases as of the dates indicated below:

	Principal	Unamortized deferred financing charge	Book value, June 30, 2021
	(in millions)
Senior debt	$324.7	$(8.7)	$316.0
Finance lease liabilities	1.9	—	1.9
Total long-term debt outstanding	326.6	(8.7)	317.9
Less: current portion of long-term debt	(0.9)	—	(0.9)
Long-term debt, excluding current portion	$325.7	$(8.7)	$317.0

	Principal	Unamortized deferred financing charge	Book value, December 31, 2020
	(in millions)
Senior debt	$313.3	$(15.8)	$297.5
Finance lease liabilities	0.8	—	0.8
Total long-term debt outstanding	314.1	(15.8)	298.3
Less: current portion of long-term debt	(0.6)	—	(0.6)
Long-term debt, excluding current portion	$313.5	$(15.8)	$297.7

The Company is in compliance with all relevant financial covenants and the long-term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt as of June 30, 2021 matures as follows:

Fiscal period:	Senior bank debt	Finance leases	Total
	(in millions)
2021	$—	$0.6	$0.6
2022	—	0.5	0.5
2023	—	0.3	0.3
2024	—	0.5	0.5
2025	—	—	—
2026	324.7	—	324.7
Total	$324.7	$1.9	$326.6

5.	Derivatives and Hedging Activities

The Company was party to two interest rate swaps with UBS AG designed to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows on a portion of the previous floating rate debt facilities. The swaps fixed the variable interest rate of the debt facilities and provided protection over potential interest rate increases by providing a fixed rate of interest payment in return. The interest rate swaps were for £95 million ($131.3 million) at a fixed rate of 0.9255% based on the 6-month LIBOR rate and for €60 million ($71.2 million) at a fixed rate of 0.102% based on the 6-month EURIBOR rate.

In connection with the issuance of the Senior Secured Notes and the entry into the RCF Agreement, on May 19, 2021, the Company terminated its two interest rate swaps. The termination fees were settled on May 20, 2021, for £1.3 million ($1.9 million) and €0.1 million ($0.2 million), respectively.

Hedges of Multiple Risks

The Company’s objectives in using interest rate derivatives were to add stability to interest and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily used interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense over the life of the original instruments. During the next twelve months, the Company estimates that an additional $1.0 million will be reclassified as an increase to interest expense.

As of June 30, 2021, the company did not have any derivatives. As of December 31, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	2	£95 million ($131.3 million) at a fixed rate of 0.9255% based on the 6-month LIBOR rate and €60 million ($71.2 million) at a fixed rate of 0.102% based on the 6-month EURIBOR rate

The Company did not have any derivative financial instruments as of June 30, 2021. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of December 31, 2020.

	Balance Sheet Classification	Asset Derivatives Fair Value	Balance Sheet Classification	Liability Derivatives Fair Value
		(in millions)		(in millions)
Derivatives designated as hedging instruments:
Interest Rate Products	Fair Value of Hedging Instruments	$—	Other Current Liabilities and Long Term Derivative Liability	$(2.6)
Total derivatives designated as hedging instruments		$—		$(2.6)

The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income for the six months ended June 30, 2021.

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(in millions)		(in millions)
Interest Rate Products	$0.3	Interest Expense	$(1.0)
Total	$0.3		$(1.0)

The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income for the six months ended June 30, 2020.

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(in millions)		(in millions)
Interest Rate Products	$(2.3)	Interest Expense	$(0.7)
Total	$(2.3)		$(0.7)

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the six months ended June 30, 2021.

Interest Expense
(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$30.0

Gain/(loss) on cash flow hedging relationships in Subtopic 815-20	$(1.0)

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

The ISDA Master Agreement between Gaming Acquisitions Limited, a wholly-owned subsidiary of the Company, and UBS AG was documented using the 2002 Form and the ISDA standard set-off provision in Section 6(f) of the ISDA Master Agreement applied to both parties and was only modified to include Affiliates of the Payee. There was no CSA and thus there was no collateral posting.

Offsetting of Derivative Assets
December 31, 2020

	Gross Amounts	Gross Amounts Offset in the Statement	Net Amounts of Assets presented in the Statement	Gross Amounts Not Offset in the Statement of Financial Position
	of Recognized Assets	of Financial Position	of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
(in millions)
Fair value of hedging instrument	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities
December 31, 2020

	Gross	Gross Amounts Offset in the Statement	Net Amounts of Assets presented in the Statement	Gross Amounts Not Offset in the Statement of Financial Position
	Amounts of Recognized Assets	of Financial Position	of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in millions)
Fair value of hedging instrument	$2.6	$—	$2.6	$—	$—	$—

6.	Fair Value Measurements

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

		June 30,	December 31,
	Level	2021	2020
		(in millions)
Public Warrants (included in warrant liability)	1	$(8.0)	$(3.2)
Long term receivable (included in other assets)	2	$1.2	$1.4
Private Placement Warrants (included in warrant liability)	2	$(18.5)	$(9.8)
Derivative liability (see Note 5)	2	$—	$(2.6)

The fair value of our long-term senior debt as of June 30, 2021, was $332.9 million, based upon quoted prices in the marketplace, which are considered Level 2 inputs.

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

At June 30, 2021 and December 31, 2020, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

7.	Stock-Based Compensation

The Company’s stock-based compensation plans authorize awards of restricted stock units (“RSUs”), stock options and other equity-related awards. The Company’s 2021 Omnibus Incentive Plan (“2021 Plan”) was adopted by the Company’s Board of Directors on April 12, 2021 and approved by our stockholders on May 11, 2021. The 2021 Plan succeeds the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”) such that shares available for award under the 2018 Plan would instead be available under the 2021 Plan. The Company has two other predecessor plans, the 2016 Long-Term Incentive Plan and the Second Long-Term Incentive Plan (collectively, the “Prior Plans”), whose available balances were terminated in connection with approval of the 2018 Plan. Although outstanding awards under the Prior Plans remain governed by the terms of the Prior Plans, no new awards may be granted or become available for grant under the Prior Plans.

As of June 30, 2021, there were (i) 1,408,020 shares subject to outstanding awards under the 2021 Plan, including 516,496 shares subject to performance-based target awards, 232,500 shares subject to market-price vesting conditions and 165,000 shares subject to awards as to which the applicable vesting conditions have been met which remain subject to deferred settlement; (ii) 1,479,954 shares subject to outstanding awards under the 2018 Plan, including 75,000 shares subject to performance-based target awards, 257,879 shares subject to awards that were previously subject to performance criteria that were determined to have been met for the applicable performance year which awards continue to remain subject to a time-based vesting schedule and 75,264 shares subject to awards as to which the applicable vesting conditions have been met which remain subject to deferred settlement; and (iii) 2,411,319 shares subject to outstanding awards under the Prior Plans, including 1,092,633 shares subject to market-price vesting conditions that have a satisfaction deadline of December 23, 2021 and 1,318,686 shares subject to awards as to which the applicable vesting conditions have been met which remain subject to deferred settlement. As of June 30, 2021, there were 1,726,367 shares available for new awards under the 2021 Plan (which includes shares rolled over from the 2018 Plan) and no shares available for new awards under the Prior Plans. All awards consist of RSUs and Restricted Stock.

The Company also has an employee stock purchase plan (“ESPP”) that authorizes the issuance of up to an aggregate of 500,000 shares of common stock pursuant to purchases thereunder by employees. The ESPP, which was approved by stockholders in July 2017, is administered by the Compensation Committee which has discretion to designate the length of offering periods and other terms subject to the requirements of the ESPP. As of June 30, 2021, a total of 467,751 shares remain available for purchase under the ESPP.

A summary of the Company’s RSU activity during the six months ended June 30, 2021 is as follows:

Number of Shares

Unvested Outstanding at January 1, 2021	2,149,118
Granted	1,467,486
Forfeited	(26,542)
Vested	(473,835)
Unvested Outstanding at June 30, 2021	3,116,227

The Company issued a total of 163,732 shares during the six months ended June 30, 2021 (such shares were issued in connection with the net settlement of RSUs that vested on December 31, 2020).

Stock-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. For performance awards that are contingent upon the Company achieving certain pre-determined financial performance targets, compensation expense is calculated based on the number of shares expected to vest after assessing the probability that the performance criteria will be met. Determining the probability of achieving a performance target requires estimates and judgment. For market-based awards that are contingent upon the Company’s stock achieving certain pre-determined price targets, compensation expense is calculated based upon the determination of the fair value of the awards as derived through multiple running of the Monte Carlo valuation model, with the fair value recognized on a straight-line basis over the requisite service period.

The Company recognized stock-based compensation expense amounting to $3.4 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively, and $4.8 million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively. Total unrecognized compensation expense related to unvested stock awards and unvested RSUs at June 30, 2021 amounts to $15.7 million and is expected to be recognized over a weighted average period of 1.9 years.

8.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2021	$(71.1)	$2.8	$37.2	$(31.1)
Change during the period	1.1	(1.1)	(4.6)	(4.6)
Balance at March 31, 2021	(70.0)	1.7	32.6	(35.7)
Change during the period	(0.1)	(0.2)	(0.9)	(1.2)
Balance at June 30, 2021	$(70.1)	$1.5	$31.7	$(36.9)

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2020	$(76.5)	$1.4	$30.0	$(45.1)
Change during the period	(3.1)	1.1	(4.4)	(6.4)
Balance at March 31, 2020	(79.6)	2.5	25.6	(51.5)
Change during the period	(0.4)	0.5	8.7	8.8
Balance at June 30, 2020	$(80.0)	$3.0	$34.3	$(42.7)

Included within accumulated other comprehensive income is an amount of $1.5 million relating to the change in fair value of discontinued hedging instruments. This amount will be amortized as a charge to income over the life of the original instruments, in accordance with US GAAP.

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three and Six Months Ended June 30,
	2021	2020
RSUs	4,960,246	2,944,634
Unvested Restricted Stock	624,116	624,116
Stock Warrants	9,539,565	9,539,565
	15,123,927	13,108,315

10.	Other Finance (Expense) Income

Other finance (expense) income consisted of the following for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Pension interest cost	$(0.4)	$(0.5)	$(0.8)	$(1.1)
Expected return on pension plan assets	0.7	0.7	1.4	1.5
Foreign currency translation on senior debt	(1.5)	(2.7)	4.6	(6.6)
	$(1.2)	$(2.5)	$5.2	$(6.2)

11.	Income Taxes

The effective income tax rate for the three months ended June 30, 2021 and 2020 was 0.7% and 0.3%, respectively, resulting in a $0.3 million and $0.1 million income tax expense, respectively. The effective income tax rate for the six months ended June 30, 2021 and 2020 was (0.6%) and 0.8%, respectively, resulting in a $0.4 million income tax benefit and a $0.3 million income tax expense, respectively. The Company’s effective income tax rate has fluctuated primarily as a result of the income mix between jurisdictions.

The income tax expense for the three and six months ended June 30, 2021 and 2020 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to pre-tax losses for which no tax benefit can be recorded, and foreign earnings being taxed at rates different than the US statutory rate.

12.	Related Parties

HG Vora Special Opportunities Master Fund Limited (“HG Vora”) (a purchaser of our Senior Secured Notes issued on May 20, 2021) is the beneficial owner of approximately 13.13% of our common stock as of June 30, 2021, including 400,000 shares underlying warrants to purchase common stock. The portion of the Company’s aggregate senior debt of $324.8 million at June 30, 2021, and $313.3 million at December 31, 2020, held by HG Vora at June 30, 2021 and December 31, 2020 was $55.3 million and $0.0 million, respectively. Interest expense payable to HG Vora for the three months ended June 30, 2021 and 2020 amounted to $0.5 million and $0.0 million, respectively, and for the six months ended June 30, 2021 and 2020 amounted to $0.5 million and $0.0 million, respectively. In addition, $0.5 million and $0.0 million of accrued interest payable was due to HG Vora at June 30, 2021 and December 31, 2020, respectively. HG Vora was also an investor in Leisure Acquisition Corp., a special purpose acquisition company affiliated with two members of our management which completed its business combination on June 30, 2021.

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”), (an arranger and lending party under our RCF Agreement) is an affiliate of MIHI LLC, which beneficially owned approximately 16.61% of our common stock as of June 30, 2021, including 1,000,000 shares underlying warrants to purchase common stock. Macquarie UK was also one of the lending parties with respect to our previous senior secured term loans and revolving credit facility under our prior senior facilities agreement. The portion of the Company’s aggregate senior debt of $324.8 million at June 30, 2021, and $313.3 million at December 31, 2020 held by Macquarie UK at June 30, 2021 and December 31, 2020 was $0.0 million and $30.7 million, respectively. Interest expense payable to Macquarie UK for the three months ended June 30, 2021 and 2020 amounted to $0.3 million and $0.6 million, respectively, and for the six months ended June 30, 2021 and 2020 amounted to $0.9 million and $1.1 million, respectively. In addition, $0.0 million and $0.6 million of accrued interest payable was due to Macquarie UK at June 30, 2021 and December 31, 2020, respectively. MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

We incurred certain offering expenses in connection with an underwritten public offering of shares held by a significant stockholder, the Landgame Trust, which closed on June 1, 2021, as to which our expenses were reimbursed by the stockholder. For the six months ended June 30, 2021, the aggregate amount invoiced for reimbursement was $0.2 million. The selling stockholder sold an aggregate of 6,217,628 shares in the offering (including 810,995 shares subject to an over-allotment option that was exercised in full) at an offering price of $9.25 per share, less underwriting discounts and commissions of $0.4625 per share. One of the participating underwriters in the offering was Macquarie Capital (USA) Inc., an affiliate of MIHI LLC (see paragraph above), pursuant to which it purchased 870,468 of the shares including 113,539 shares subject to the over-allotment option.

13.	Leases

The Company is party to leases with third parties with respect to various gaming machines. Gaming machine leases typically include a lease (of the machine) and a non-lease (provision of software services) component.

The components of lease income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Interest receivable from sales type leases	$—	$—	$—	$—
Operating lease income	0.5	—	0.5	1.0
Variable income from sales type leases	0.1	—	0.1	0.2
	$0.6	$—	$0.6	$1.2

14.	Commitments and Contingencies

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

The total amount of employer contributions paid during the six months ended June 30, 2021 amounted to $0.6 million relating to the six months ended June 30, 2021, and $0.4 million of contributions relating to the year ending December 31, 2020 agreed with the trustees of the scheme to be deferred into the year ending December 31, 2021.

The following table presents the components of our net periodic pension benefit cost:

	Six Months Ended June 30,
	2021	2020
	(in millions)
Components of net periodic pension benefit cost:
Interest cost	$0.8	$1.1
Expected return on plan assets	(1.4)	(1.5)
Net periodic benefit	$(0.6)	$(0.4)

The following table sets forth the estimate of the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	June 30, 2021	December 31, 2020
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$127.8	$110.4
Interest cost	0.8	2.2
Actuarial (gain)/loss	(7.1)	14.5
Benefits paid	(1.3)	(4.1)
Foreign currency translation adjustments	1.6	4.8
Benefit obligation at end of period	$121.8	$127.8
Change in plan assets:
Fair value of plan assets at beginning of period	$118.7	$107.3
Actual (loss)/gain on plan assets	(0.6)	9.8
Employer contributions	0.6	1.6
Benefits paid	(1.3)	(4.1)
Foreign currency translation adjustments	1.4	4.1
Fair value of assets at end of period	$118.8	$118.7
Amount recognized in the consolidated balance sheets:
Unfunded status (non-current)	$(3.0)	$(9.1)
Net amount recognized	$(3.0)	$(9.1)

16.	Segment Reporting and Geographic Information

The Company operates its business along four operating segments, which are segregated on the basis of revenue stream: Gaming, Virtual Sports, Interactive and Leisure. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

In prior years, and up to and including the interim period nine months ended September 30, 2020, the Company operated its business along three operating segments: Server Based Gaming, Virtual Sports (which included Interactive) and Acquired Businesses (which consisted of the businesses acquired from the NTG Acquisition). During the period subsequent to September 30, 2020, the Company completed the process of changing its internal structure, which has been ongoing since the NTG Acquisition, and as a result changed the composition of its operating segments.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), total assets and total capital expenditures for the periods ended June 30, 2021 and June 30, 2020, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, right of use assets, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions. All acquisition and integration related transaction expenses are allocated as corporate function costs. Amounts previously disclosed for the three and six months ended June 30, 2020 have been recharacterized in line with the current operating segments and categories.

In addition, as part of the recharacterization exercise, certain items of Revenue, Cost of Sales and Selling, General and Administrative Expenses have been recharacterized to ensure consistency with similar items across the Group. The revenue recharacterizations are to ensure spares and similar items are reflected with other items of hardware (Product Sales).

The resulting impact on previously reported information for the three months ended June 30, 2020 is as follows: Service Revenue, previously reported $15.2 million, now $15.3 million; Product Sales Revenue, previously reported $0.4 million, now $0.3 million; Cost of Service, previously reported $3.1 million, now $2.5 million; Selling, General and Administrative Expenses (excluding Stock-based compensation), previously reported $10.6 million, now $11.2 million.

The resulting impact on previously reported information for the six months ended June 30, 2020 is as follows: Service Revenue, previously reported $58.4 million, now $58.1 million; Product Sales Revenue, previously reported $9.5 million, now $9.8 million; Cost of Service, previously reported $9.7 million, now $11.0 million; Cost of Product Sales, previously reported $7.3 million, now $6.5 million; Selling, General and Administrative Expenses (excluding Stock-based compensation), previously reported $39.7 million, now $39.2 million.

The recharacterization has no impact on the previously reported Net Operating Loss, Net Loss or Net Comprehensive Loss for the three and six months ended June 30, 2020.

Segment Information

Three Months Ended June 30, 2021

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$12.8	$8.2	$5.8	$10.7	$—	$37.5
Product sales	3.4	—	—	0.6	—	4.0
Total revenue	16.2	8.2	5.8	11.3	—	41.5
Cost of sales, excluding depreciation and amortization:
Cost of service	(3.6)	(0.5)	(0.9)	(3.0)	—	(8.0)
Cost of product sales	(2.4)	—	—	(0.3)	—	(2.7)
Selling, general and administrative expenses	(6.7)	(2.7)	(1.3)	(8.2)	(6.2)	(25.1)
Stock-based compensation expense	(0.4)	(0.1)	(0.1)	(0.1)	(2.7)	(3.4)
Acquisition and integration related transaction expenses	—	—	—	—	(0.1)	(0.1)
Depreciation and amortization	(5.8)	(0.7)	(0.9)	(4.1)	(0.4)	(11.9)
Segment operating income (loss)	(2.7)	4.2	2.6	(4.4)	(9.4)	(9.7)

Net operating loss						$(9.7)

Total assets at June 30, 2021	$78.6	$61.9	$13.8	$90.0	$41.9	$286.2

Total goodwill at June 30, 2021	$1.4	$48.6	$0.4	$34.4	$—	$84.8
Total capital expenditures for the three months ended June 30, 2021	$3.0	$1.1	$0.9	$1.7	$0.6	$7.3

Three Months Ended June 30, 2020

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$4.1	$7.6	$3.4	$0.2	$—	$15.3
Product sales	0.1	—	—	0.2	—	0.3
Total revenue	4.2	7.6	3.4	0.4	—	15.6
Cost of sales, excluding depreciation and amortization:
Cost of service	(1.0)	(0.8)	(0.4)	(0.3)	—	(2.5)
Cost of product sales	(0.2)	—	—	(0.1)	—	(0.3)
Selling, general and administrative expenses	(3.0)	(0.7)	(0.6)	(2.6)	(4.3)	(11.2)
Stock-based compensation expense	(0.1)	(0.1)	(0.1)	—	(0.7)	(1.0)
Acquisition and integration related transaction expenses	—	—	—	—	(1.2)	(1.2)
Depreciation and amortization	(7.0)	(0.9)	(0.6)	(4.4)	(0.4)	(13.3)
Segment operating income (loss)	(7.1)	5.1	1.7	(7.0)	(6.6)	(13.9)

Net operating loss						$(13.9)

Total assets at December 31, 2020	$93.9	$64.4	$8.5	$87.0	$70.3	$324.1

Total goodwill at December 31, 2020	$1.4	$48.0	$0.4	$33.9	$—	$83.7
Total capital expenditures for the three months ended June 30, 2020	$0.6	$1.4	$0.6	$0.3	$0.7	$3.6

Six Months Ended June 30, 2021

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$18.4	$14.5	$11.0	$10.7	$—	$54.6
Product sales	8.6	—	—	1.1	—	9.7
Total revenue	27.0	14.5	11.0	11.8	—	64.3
Cost of sales, excluding depreciation and amortization:
Cost of service	(4.2)	(0.8)	(1.7)	(3.4)	—	(10.1)
Cost of product sales	(5.3)	—	—	(0.6)	—	(5.9)
Selling, general and administrative expenses	(10.8)	(3.8)	(2.3)	(11.4)	(10.6)	(38.9)
Stock-based compensation expense	(0.6)	(0.2)	(0.2)	(0.2)	(3.6)	(4.8)
Acquisition and integration related transaction expenses	—	—	—	—	(1.5)	(1.5)
Depreciation and amortization	(12.4)	(1.8)	(1.6)	(8.3)	(0.9)	(25.0)
Segment operating income (loss)	(6.3)	7.9	5.2	(12.1)	(16.6)	(21.9)

Net operating loss						$(21.9)

Total capital expenditures for the six months ended June 30, 2021	$4.2	$1.9	$1.8	$4.8	$0.8	$13.5

Six Months Ended June 30, 2020

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$20.7	$15.4	$5.5	$16.5	$—	$58.1
Product sales	8.4	—	—	1.4	—	9.8
Total revenue	29.1	15.4	5.5	17.9	—	67.9
Cost of sales, excluding depreciation and amortization:
Cost of service	(5.3)	(1.5)	(0.6)	(3.6)	—	(11.0)
Cost of product sales	(5.6)	—	—	(0.9)	—	(6.5)
Selling, general and administrative expenses	(11.9)	(1.9)	(1.8)	(13.6)	(10.0)	(39.2)
Stock-based compensation expense	(0.2)	(0.2)	(0.1)	—	(1.5)	(2.0)
Acquisition and integration related transaction expenses	—	—	—	—	(4.4)	(4.4)
Depreciation and amortization	(14.4)	(1.7)	(1.2)	(7.8)	(0.8)	(25.9)
Segment operating income (loss)	(8.3)	10.1	1.8	(8.0)	(16.7)	(21.1)

Net operating loss						$(21.1)

Total capital expenditures for the six months ended June 30, 2020	$3.3	$2.4	$1.2	$5.5	$3.0	$15.4

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Total revenue
UK	$29.9	$9.2	$40.8	$47.6
Greece	3.9	2.6	6.2	7.4
Italy	0.9	1.4	2.2	3.6
Canada	0.3	—	2.1	—
Rest of world	6.5	2.4	13.0	9.3
Total	$41.5	$15.6	$64.3	$67.9

Geographic information of our non-current assets excluding goodwill is set forth below:

	June 30, 2021	December 31, 2020
	(in millions)
UK	$93.9	$101.8
Greece	13.3	18.2
Italy	1.8	2.1
Rest of world	9.5	9.3
Total	$118.5	$131.4

Software development costs are included as attributable to the market in which they are utilized.

17.	Customer Concentration

During the three months ended June 30, 2021, no customers represented at least 10% of the Company’s revenues. During the three months ended June 30, 2020, two customers represented at least 10% of revenues, accounting for 25% and 18% of the Company’s revenues. The customers were served by the Gaming and Virtual Sports, and the Gaming, Virtual Sports and Interactive segments, respectively.

During the six months ended June 30, 2021, one customer represented at least 10% of the Company’s revenues, accounting for 11% of the Company’s revenues. This customer was served by the Virtual Sports and Interactive segments. During the six months ended June 30, 2020, one customer represented at least 10% of revenues, accounting for 10% of the Company’s revenues. This customer was served by the Gaming and Virtual Sports segments.

At June 30, 2021 and December 31, 2020, there were no customers that represented at least 10% of accounts receivable.

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

Forward-Looking Statements

We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For definitions of the term Forward-Looking Statements, see the definitions provided in the Cautionary Note Regarding Forward-Looking Statements at the start of the Quarterly Report on Form 10-Q for the period ended June 30, 2021.

COVID-19 Update

Governments in all of the major jurisdictions in which our land-based customers operate have now reopened land-based venues. As of April 12, 2021, in the United Kingdom, licensed betting offices in England and Wales have reopened with certain restrictions including operating two of four gaming machines per venue, limited dwell time of 15 minutes, as well as a maximum of two visits per day per patron and an 8:00pm curfew. These restrictions remained in place until May 17, 2021. Gaming machines in pubs, holiday parks, motorway services, Scottish betting offices and adult gaming centers across the United Kingdom reopened on May 17, 2021 with social distancing restrictions in place. All social distancing restrictions were removed in England as of July 19, 2021. As of August 9, 2021 no restrictions remain in the United Kingdom. There remains an element of social distancing in venues in Greece and in Italy, there are restrictions in place that state only fully vaccinated people can enter our venues. It remains uncertain as to whether and when further restrictions or closures could happen in each jurisdiction and how long they may last.

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

For the three months ended June 30, 2021, we earned approximately 72% of our revenue in the UK, 9% in Greece, 2% in Italy and the remaining 17% across the rest of the world. During the three months ended June 30, 2020, we earned approximately 59%, 17%, 9% and 15% of our revenue in those regions, respectively.

For the six months ended June 30, 2021, we earned approximately 64% of our revenue in the UK, 10% in Greece, 3% in Italy and the remaining 23% across the rest of the world. During the three months ended June 30, 2020, we earned approximately 70%, 11%, 5% and 14% of our revenue in those regions, respectively.

As of June 30, 2021, our non-current assets (excluding goodwill) attribution approximately 79% in the UK, 11% in Greece, 2% in Italy, and 8% across the rest of the world.

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

During the three months ended June 30, 2021, we derived approximately 28% of our revenue from sales to customers outside the UK, compared to 41% during the three months ended June 30, 2020.

During the six months ended June 30, 2021, we derived approximately 36% of our revenue from sales to customers outside the UK, compared to 30% during the six months ended June 30, 2020.

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

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the three-month periods ended June 30, 2021 and June 30, 2020, the average GBP:USD rates were 1.40 and 1.24, respectively. During the six-month periods ended June 30, 2021 and June 30, 2020, the average GBP:USD rates were 1.39 and 1.27, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three-month period and six-month period ended June 30, 2021, compared to the same periods in 2020;

●

a discussion and analysis of the results of operations of our Gaming business segment for the three-month period and six-month period ended June 30, 2021, compared to the same periods in 2020, including KPI analysis;

●	a discussion and analysis of the results of operations of our Virtual Sports business segment for the three-month period and six-month period ended June 30, 2021, compared to the same periods in 2020, including KPI analysis;

●	a discussion and analysis of the results of operations of our Interactive business segment for the three-month period and six-month period ended June 30, 2021, compared to the same periods in 2020, including KPI analysis; and

●	a discussion and analysis of the results of operations of our Leisure business segment for the three-month period and six-month period ended June 30, 2021, compared to the same periods in 2020, including KPI analysis.

In the discussion and analysis below, certain data may vary from the amounts presented in our consolidated financial statements due to rounding.

Three Months ended June 30, 2021, compared to Three Months ended June 30, 2020

	For the Three-Month Period ended			Total
	Unaudited June 30,	Unaudited June 30,	Variance	Functional Currency	Total Variance
(In millions)	2021	2020	2021 vs 2020%		%

Revenue:
Service	$37.5	$15.3	$22.2	117.8%	145.5%
Product	4.0	0.3	3.7	1090.4%	1249.6%
Total revenue	41.5	15.6	25.9	136.3%	166.4%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(8.0)	(2.5)	(5.5)	184.5%	220.3%
Cost of Product	(2.7)	(0.3)	(2.4)	662.3%	760.4%
Selling, general and administrative expenses	(25.1)	(11.2)	(14.0)	99.5%	125.0%
Stock-based compensation	(3.4)	(1.0)	(2.4)	207.8%	249.0%
Acquisition and integration related transaction expenses	(0.1)	(1.2)	1.1	(91.5)%	(90.4)%
Depreciation and amortization	(11.9)	(13.3)	1.4	(20.7)%	(10.7)%
Net operating Income (Loss)	(9.7)	(13.9)	4.2	(38.2)%	(30.1)%
Other income (expense)
Interest income	0.1	0.1	0.0	14.8%	66.0%
Interest expense	(22.2)	(8.1)	(14.1)	142.4%	173.7%
Change in fair value of warrant liability	(10.5)	(1.7)	(8.8)	444.9%	517.4%
Other finance income (expense)	(1.2)	(2.5)	1.3	(59.0)%	(52.9)%
Total other income (expense), net	(33.8)	(12.2)	(21.5)	143.3%	175.7%
Net Income (loss) from continuing operations before income taxes	(43.5)	(26.1)	(17.3)	46.9%	66.3%
Income tax expense	(0.3)	(0.1)	(0.3)	427.4%	439.0%

Net Income (Loss)	$(43.8)	$(26.2)	$(17.6)	47.8%	67.2%

Exchange Rate - $ to £	1.40	1.24

Revenue

Total reported revenue for the three months ended June 30, 2021, increased by $25.9 million, or 166%, to $41.5 million on a reported basis. This included an increase from Gaming of $12.0 million, Leisure of $10.9 million, Interactive of $2.4 million and Virtual Sports of $0.6 million. Favorable currency movements accounted for a $4.7 million impact. On a functional currency (at constant rate) basis, revenue increased by $21.2 million, or 136%, as detailed below:

●	Gaming revenue increased by $10.2 million, comprised of an increase in Service revenue of $7.3 million and an increase in Product sales of $2.9 million. The increase in Service revenue was primarily due to reopening of retail venues.

●	Virtual Sports revenue decreased by $0.4 million, or 4.6%. This decrease included a $1.0 million decrease in Online Virtuals, $0.7 million of which was due to a one-time sales in the prior period, which itself was driven by the lack of live sports. This was partially offset by growth in Retail Virtuals of $0.6 million as retail venues reopened during the period.

●	Interactive revenue increased by $1.7 million, or 50.0%. This growth was driven by the addition of new customers and territories and the consistent launches of new high-quality content.

●	Leisure revenue increased by $9.7 million, comprised of an increase in Service revenue of $9.3 million and an increase in Product sales of $0.4 million. The increase in revenue was due to the reopening of venues during the period.

Cost of Sales, excluding depreciation and amortization

Cost of Sales, excluding depreciation and amortization, increased by $7.9 million, or 280%, on a reported basis, to $10.7 million, including the impact of $1.2 million from unfavorable currency movements. Of this increase, $5.5 million was attributable to cost of Service and $2.4 million was attributable to cost of Product sales. On a functional currency (at constant rate) basis, cost of sales increased by $6.7 million, or 238%, as detailed below:

●	Gaming cost of sales increased by $4.1 million, comprised of an increase in Service costs of $2.2 million and a $1.9 million increase in Product costs. This increase was driven primarily by the reopening of retail venues.

●	Virtual Sports cost of sales decreased by $0.4 million, or 45.0%, driven by a one-off sale in the prior period comparable.

●	Interactive cost of sales increased by $0.4 million, or 112%. This increase was driven by the revenue growth in Interactive.

●	Leisure cost of sales increased by $2.5 million, comprised of an increase in Service costs of $2.4 million and an increase in Product costs of $0.2 million, which was driven primarily by the reopening of retail venues.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses increased by $14.0 million, or 125%, on a reported basis, to $25.1 million. This included $2.9 million of unfavorable currency movements. On a functional currency (at constant rate basis), SG&A increased by $11.1 million, or 100%. This increase was driven by staff returning from furlough as retail venues began to reopen ($6.6 million), additional fleet costs as staff returned to work ($0.7 million), additional distribution costs as markets started to reopen ($0.6 million), plus an increase in costs of $1.2 million for the provision following settlement with the Italian Tax Authorities in respect of an audit of the Italian Branch of Inspired Gaming (International) Limited for the period 2015-2017 in respect of the historic VAT treatment of supplies. The settlement includes an amount of $1.5 million in relation to VAT (of which $0.9 million had previously been provided for) plus interest of $0.3 million and penalties in the amount of $0.3 million which were levied at the lowest rate applicable under the relevant regime. As well as refinancing costs of $0.6 million.

Stock-based compensation

During the three months ended June 30, 2021, the Company recorded an expense of $3.4 million with respect to outstanding awards. Of this expense, $1.9 million related to awards made under the 2021 Plan (including $1.4 million of upfront recognition) and $1.5 million related to awards made under the 2018 Plan. During the three months ended June 30, 2020, the charge for stock-based compensation was $1.0 million. Of this expense, $0.9 million was related to awards made under the 2018 Plan and $0.1 million was related to costs from awards made under a 2016 long term incentive plan.

Acquisition and integration related transaction expenses

Acquisition and integration related transaction expenses decreased by $1.1 million to $0.1 million, on a reported basis. Both the 2021 and 2020 expenses were primarily integration costs in relation to the NTG acquisition.

Depreciation and amortization

Depreciation and amortization decreased by $1.4 million, or 10.7%, to $11.9 million on a reported basis. This included the impact of unfavorable currency movements of $1.3 million. On a functional currency (at constant rate) basis, depreciation and amortization decreased by $2.7 million, or 20.7%, driven primarily by a decrease of $1.9 million in Gaming and $0.8 million in Leisure.

Net operating loss

During the period, net operating loss was $9.7 million compared to a net operating loss of $13.9 million in the prior period. The net operating loss improvement of $4.2 million was attributable to the increase in revenue due to the reopening of retail venues across the business as well as growth in Interactive. This net operating loss variance also included a $1.1 million unfavorable impact from foreign currency translation.

Interest expense

Net interest expense increased by $14.1 million in the three months ended June 30, 2021, to $22.2 million, on a reported basis due to a $14.4 million write-off of previously capitalized debt fees following the refinancing in May 2021, a $0.7 million increase in debt interest and a $0.3 million exchange rate impact. These were offset by a $1.0m write-off of debt fees in the three months ended June 30, 2020 and a $0.4 million reduction in revolver interest.

Change in fair value of warrant liability

Change in fair value of warrant liability for the three months ended June 30, 2021, resulted in a $10.5 million charge. The charge was related to changes in liability accounting pursuant to the statement made by the Office of Chief Accountant of the SEC, released on April 12, 2021, informing market participants that warrants issued by special purpose acquisition companies may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. The $10.5 million charge reflects the increase in the value of the warrants, driven by increases in the Company’s share price from $9.29 on March 31st, 2021 to $12.75 on June 30th, 2021.For the three months ended June 30, 2020, the change in fair value resulted in a $1.7 million charge.

Other finance income

Other finance income for the three months ended June 30, 2021, resulted in a $1.2 million charge compared to a $2.5 million charge in the three months ended June 30, 2020. This variance was driven by movements in the retranslation with respect to the principal balance of our senior debt facilities.

Income tax expense

Our effective tax rate for the period ended June 30, 2021, was 0.8% and our effective tax rate for the period ended June 30, 2020, was 0.2%.

Net loss

During the period, net loss was $43.8 million compared to a net loss of $26.2 million in the prior period. On a functional currency (at constant rate) basis, net loss increased by $12.6 million, primarily due to the increase in interest expense ($11.5 million) and increase in change in fair value of warrant liability ($7.6 million), partly offset by the decrease in net operating loss ($5.3 million).

Three Months ended June 30, 2021, compared to Three Months ended June 30, 2020 – Gaming Segment

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

Gaming Segment, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Unaudited Jun 30,	Unaudited Jun 30,	2021 vs 2020
Gaming	2021	2020		%

End of period installed base (# of terminals)	32,203	32,325	(122)	(0.4)%
Total Gaming - Average installed base (# of terminals)	31,868	32,259	(391)	(1.2)%
Participation - Average installed base (# of terminals)	29,180	30,392	(1,212)	(4.0)%
Fixed Rental - Average installed base (# of terminals)	2,687	1,867	821	44.0%
Service Only - Average installed base (# of terminals)	21,515	21,668	(153)	(0.7)%
Customer Gross Win per unit per day (1) (2)	£47.2	£12.2	£35.1	288%
Customer Net Win per unit per day (1) (2)	£36.7	£8.9	£27.8	313%
Inspired Blended Participation Rate	6.0%	6.6%	(0.6)%	(9.3)%
Inspired Fixed Rental Revenue per Gaming Machine per week	£15.4	£0.0	£15	N/A
Inspired Service Rental Revenue per Gaming Machine per week	£4.1	£1.3	£2.8	222%
Gaming Long term license amortization (£’m)	£1.2	£1.3	(£0.0)	(2.7)%
Number of Machine sales	396	13	383	2946%
Average selling price per terminal	£5,449	£5,672	(£223)	(3.9)%

(1)	Includes all Gaming terminals in which the company takes a participation revenue share across all territories
(2)	Includes all days of the period, including the days during which the Gaming terminals were not operating due to COVID-19, as many of our customers’ venues were closed during a portion of the period (the “COVID-19 closures”).

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for definitions of terms used in the above table.

Gaming Segment, Recurring Revenue

Set forth below is a breakdown of our Gaming recurring revenue. Gaming recurring revenue consists principally of Gaming participation revenue and fixed rental revenue.

	For the Three-Month Period ended		Variance
	Unaudited June 30,	Unaudited June 30,	2021 vs 2020
(In £ millions)	2021	2020		%
Gaming Recurring Revenue
Total Gaming Revenue	£11.6	£3.4	£8.2	241.5%

Gaming Participation Revenue	£6.0	£1.6	£4.5	285.6%
Gaming Other Fixed Fee Recurring Revenue	£1.6	£0.3	£1.2	350.0%
Gaming Long-term license amortization	£1.2	£1.3	(£0.0)	(2.7)%
Total Gaming Recurring Revenue	£8.8	£3.2	£5.6	176.5%
Gaming Recurring Revenue as a % of Total Gaming Revenue	76.2%	94.1%	(17.9)%

Note:- There was no VAT-related income in the period

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for definitions of terms used in the above table.

Gaming Segment, Service Revenue by Region

Set forth below is a breakdown of our Gaming service revenue by geographic region. Gaming Service revenue consists principally of Gaming participation revenue, Gaming other fixed fee revenue, Gaming long-term license amortization and Gaming other non-recurring revenue. See “Gaming Segment Revenue” below for a discussion of gaming service revenue between the periods under review.

Gaming Service Revenue by Region

	For the Three-Month Period ended
(In millions)	Unaudited June 30, 2021	Unaudited June 30, 2020	Variance 2021 vs 2020	Total Functional Currency %	Total Variance %

Service Revenue:
UK LBO	$8.2	$1.4	$6.8	405.6%	466.8%
UK Other	1.3	0.1	1.2	1458.0%	1656.7%
Italy	0.2	0.2	0.0	4.9%	17.8%
Greece	3.1	2.3	0.8	18.3%	33.1%
Rest of the World	0.0	0.1	(0.0)	(98.4)%	(98.2)%

Total Service revenue	$12.8	$4.1	$8.7	179.0%	213.6%

Exchange Rate - $ to £	1.40	1.25

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming Segment, key events that affected results for the Three Months ended June 30, 2021

Total Gaming Customer Gross Win per unit per day (in our functional currency, GBP) increased by £35.08, or 288% which was due to the impact of COVID-19. In the UK, retail venues were closed for the majority of the quarter ended June 30, 2020, as compared to the current period when retail venues reopened in April and May 2021 (for further detail see segment revenue discussion below). In Greece, retail venues reopened in late May 2021 while in Italy retail venues began reopening in June 2021. The participation rate decreased from 6.6% to 6.0% primarily due to a higher proportion of UK venues operating in 2021 when compared to the same quarter in 2020 as UK share terms are lower (due to the fact we have higher gross win levels in the UK) than the total blended Gaming average.

During the period, Inspired sold 71 “Valor™” terminals to a number of customers in Illinois, increasing the total number of North American unit sales since launch in December 2019 to 540.

In the UK market, momentum was gained with our new “Community King” three-player product.

In addition, we have been upgrading our UK Gaming estate with the installation of 134 “Flex” and 57 “Prismatic” terminals on three-year lease agreements.

Three Months ended June 30, 2021, compared to Three Months ended June 30, 2020 – Gaming Segment

	For the Three-Month Period ended
(In millions)	Unaudited June 30, 2021	Unaudited June 30, 2020	Variance 2021 vs 2020	Total Functional Currency %	Total Variance %

Revenue:
Service	$12.8	$4.1	$8.7	179.0%	213.6%
Product	3.4	0.1	3.2	2141.8%	2464.0%
Total revenue	16.2	4.2	12.0	241.5%	283.9%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(3.6)	(1.0)	(2.6)	229.8%	270.3%
Cost of Product	(2.4)	(0.2)	(2.2)	845.3%	969.2%
Total cost of sales	(6.0)	(1.2)	(4.8)	345.5%	400.8%

Selling, general and administrative expenses	(6.7)	(3.0)	(3.6)	95.6%	120.6%

Stock-based compensation	(0.4)	(0.1)	(0.3)	67.4%	300.0%

Depreciation and amortization	(5.8)	(7.0)	1.2	(27.1)%	(17.1)%

Net operating Income (Loss)	$(2.7)	$(7.1)	$4.4	(68.4)%	(62.4)%

Exchange Rate - $ to £	1.40	1.25

Note: Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming Segment Revenue

During the period, Gaming revenue increased by $12.0 million, or 284%, to $16.2 million on a reported basis. This increase included a favorable currency impact of $1.8 million. On a functional currency (at constant rate) basis, Gaming revenue increased by $10.2 million, or 242% as Gaming retail venues reopened during the period (see market information below for more detail) albeit with some restrictions for some of the period.

Service revenue increased by $8.7 million to $12.8 million on a reported basis. This increased included favorable currency movements of $1.4 million. On a functional currency (at constant rate) basis, Gaming Service revenue increased by $7.3 million, or 179%. This was driven by an increase in UK sales (including Licensed Betting Offices (“LBO”) and UK other) of $6.9 million primarily driven by the reopening of retail venues. UK LBO had additional two months trading verses quarter two 2020, albeit with one of these months at fifty percent capacity and UK other venues had an additional one month trading verses quarter two 2020. Greece revenue increased by $0.4 million, driven by the reopening of retail venues, Greece trading for an additional two weeks verses last period. Italy service revenue was unchanged as COVID-19 restrictions mostly remained in place during the period.

Product revenue increased by $3.2 million to $3.4 million on a reported basis. On a functional currency (at constant rate) basis, revenue increased by $2.9 million. This was driven by Product sales of $1.7 million in the UK markets, $1.1 million of Valor terminal sales in North America and $0.6 million of spare part sales.

Gaming Segment Operating Income

Cost of sales (excluding depreciation and amortization) increased by $4.8 million to $6.0 million on a reported basis, which included adverse currency movements of $0.7 million. On a functional currency (at constant rate) basis, Gaming cost of sales increased by $4.1 million, or 346%. Cost of Service increased by $2.2 million driven by the reopening of retail venues. Cost of Product increased by $1.9 million driven by the increase in Product revenue.

SG&A expense increased by $3.6 million on a reported basis. This increase included the impact of unfavorable currency movements of $0.7 million. On a functional currency (at constant rate) basis, Gaming SG&A increased by $2.9 million, or 95.6%. This was driven by staff returning from furlough as retail venues and markets reopened.

Depreciation and amortization declined by $1.2 million on a reported basis, or 17.1%. This included the impact of unfavorable currency movements of $0.7 million. On a functional currency (at constant rate basis), Gaming depreciation and amortization decreased by $1.9 million, or 27.1%. This was driven by a decrease in depreciation in the UK LBO and Greece markets.

Operating Loss improved by $4.4 million on a reported basis, from a loss of $7.1 million to a loss of $2.7 million. This was primarily due to the increase in revenue as retail venues reopened, partly offset by increased costs as staff returned from furlough as well as unfavorable currency movements of $0.5 million.

Three Months ended June 30, 2021, compared to Three Months ended June 30, 2020 – Virtual Sports Segment

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

Virtual Sports Segment, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Unaudited Jun 30,	Unaudited Jun 30,	2021 vs 2020
Virtuals	2021	2020		%

No. of Live Customers at the end of the period	60	57	3	5.3%
Average No. of Live Customers	59	58	1	1.7%
Total Revenue (£’m)	£5.9	£6.1	(£0.3)	(4.6)%
Total Revenue £’m - Retail	£1.5	£1.0	£0.5	54.5%
Total Revenue £’m - Online Virtuals	£4.3	£5.2	(£0.8)	(15.8)%

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for definitions of terms used in the above table.

Virtual Sports Segment, Recurring Revenue

Set forth below is a breakdown of our Virtual Sports recurring revenue, which consists of Retail Virtuals and Online Virtuals recurring revenue as well as long-term license amortization. See “Virtual Sports Segment Revenue” below for a discussion of Virtual Sports Service revenue between the periods under review.

	For the Three-Month Period ended		Variance
	Unaudited June 30,	Unaudited June 30,	2021 vs 2020
(In £ millions)	2021	2020		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£5.9	£6.1	(£0.3)	(4.6)%

Recurring Revenue - Retail Virtuals	£1.4	£0.8	£0.6	81.0%
Recurring Revenue - Online Virtuals	£4.2	£4.5	(£0.3)	(6.3)%
Total Virtual Sports Long-term license amortization	£0.2	£0.2	(£0.1)	(29.7)%
Total Virtual Sports Recurring Revenue	£5.8	£5.5	£0.3	4.9%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	99.0%	90.0%	9.0%

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for definitions of terms used in the above table.

Virtual Sports Segment, key events that affected results for the Three Months ended June 30, 2021

During the three months ended June 30, 2021, our key retail territories in the UK, Ireland, Italy and Greece reopened at different stages in the quarter. In the prior year period, only Greece and Italy had reopened during June of 2020. As a result, retail recurring revenues increased by $0.9 million.

During the three months ended June 30, 2021, we launched three channels of our V-Play Soccer 3.0 product with Stoiximan, the largest online operator in Greece, using our cloud streaming solution.

In Turkey we launched our new Euro Soccer Marbles product alongside a new Parlay Boost feature with Misli via our proprietary Virtual Plug & PlayTM (“VPP”) platform.

A suite of new products including Marbles, Matchday Soccer Ultra and the new Penalty shootout soccer product were launched in Italy on both retail and online channels.

We signed an extension to our existing agreement with Entain enabling betMGM, Borgata and PartyCasino to launch VPP into multiple U.S. states.

Updates to V-Play Soccer 3.0 and V-Play Matchday Soccer were launched in OPAP venues in Greece along with a new Euro Tournament product enabling bets to be placed on a Virtual Soccer tournament which was launched alongside the European soccer tournament in June.

A contract extension was signed with Boylesports covering the continued provision of Virtual Sports across retail betting shops in the UK and Ireland.

Three Months ended June 30, 2021, compared to Three Months ended June 30, 2020 – Virtual Sports Segment

	For the Three-Month Period ended
(In millions)	Unaudited June 30, 2021	Unaudited June 30, 2020	Variance 2021 vs 2020	Total Functional Currency %	Total Variance %

Service Revenue	$8.2	$7.6	$0.6	(4.6)%	7.5%

Cost of Service	(0.5)	(0.8)	0.3	(45.0)%	(38.1)%

Selling, general and administrative expenses	(2.7)	(0.7)	(1.9)	222.8%	264.2%

Stock-based compensation	(0.1)	(0.1)	-	68.0%	0.0%

Depreciation and amortization	(0.7)	(0.9)	0.2	(28.0)%	(22.2)%

Net operating Income (Loss)	$4.2	$5.1	$(0.9)	(28.0)%	(17.2)%

Exchange Rate - $ to £	1.40	1.24

Note: Exchange rate in the table is calculated by dividing the USD service revenue by the GBP service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Virtual Sports Segment revenue

During the period, revenue increased by $0.6 million, or 7.5%, on a reported basis. This increase included the impact of favorable currency movements of $0.9 million. On a functional currency (at constant rate) basis, revenue decreased by $0.4 million, or 4.6%. This decrease was driven by a $1.0 million decline in Online Virtuals of which $0.7 million stemmed from one-time sales of Virtual Sports events in the prior year period and a $0.4 million decline in Online recurring revenue resulting from the high activity on Online Virtuals in the prior year period, both of which were due to the limited live sports betting available during COVID-19 lockdowns. Despite the decline in the quarter, Online revenues remain significantly higher than pre-COVID-19 levels. This was partially offset by growth in recurring Retail Virtuals of $0.9 million as retail venues reopened during the period.

Virtual Sports Segment operating income

Cost of Service decreased by $0.3 million to $0.5 million on a reported basis. This decrease included the impact of $0.1 million from adverse currency movements. On a functional currency (at constant rate) basis, cost of Service decreased by $0.4 million, or 45.0%, driven by the decrease in Online Virtuals revenue.

SG&A expenses increased by $1.9 million on a reported basis. On a functional currency (at constant rate) basis, SG&A expenses increased by $1.6 million, or 223%. This was driven by a $1.2 million increase for the provision following settlement with the Italian Tax Authorities in respect of an audit of the Italian Branch of Inspired Gaming (International) Limited for the period 2015-2017 in respect of the historic VAT treatment of supplies, as well as increase in costs as staff returning from furlough as retail venues.

Depreciation and amortization decreased by $0.2 million on a reported and functional currency (at constant rate) basis.

Operating profit decreased by $0.9 million on a reported basis which included the impact of favorable currency movements of $0.6 million. On a functional currency (at constant rate) basis, operating profit decreased by $1.4 million. This was primarily due to the $1.6 million increase in SG&A following the settlement with the Italian Tax Authorities.

Three Months ended June 30, 2021, compared to Three Months ended June 30, 2020 – Interactive Segment

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

Interactive Segment, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Unaudited Jun 30,	Unaudited Jun 30,	2021 vs 2020
Interactive	2021	2020		%

No. of Live Customers at the end of the period	100	70	30	42.9%
Average No. of Live Customers	99	70	30	42.6%
No. of Live Games at the end of the period	218	189	29	15.3%
Average No. of Live Games	216	187	28	15.1%
Total Revenue (£’m)	£4.2	£2.8	£1.4	50.1%

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for definitions of terms used in the above table.

Interactive Segment, Recurring Revenue

Set forth below is a breakdown of our Interactive recurring revenue which consists principally of Interactive participation revenue. See “Interactive Segment Revenue” below for a discussion of Interactive service revenue between the periods under review.

	For the Three-Month Period ended		Variance
	Unaudited June 30,	Unaudited June 30,	2021 vs 2020
(In £ millions)	2021	2020		%
Interactive Recurring Revenue
Total Interactive Revenue	£4.2	£2.8	£1.4	50.0%

Total Recurring Revenue - Interactive	£4.2	£2.7	£1.4	51.4%
Interactive Recurring Revenue as a Percentage of Total Interactive Revenue	100.0%	99.1%	0.9%

Interactive Segment, key events that affected results for the Three Months ended June 30, 2021

During the period, the North American market has grown 265% or $0.4 million in the quarter. There were seven new brand launches including BetMGM and Golden Nugget in Michigan.

We deployed seven new games in the quarter across the estate including “Big Spin Bonus” and “Cops and Robbers Megaways”. Big Spin Bonus is the biggest launch in Inspired’s history and is the first game to generate 20 million plays in a week. The product is expected to launch in all markets.

Three Months ended June 30, 2021, compared to Three Months ended June 30, 2020 – Interactive Segment

	For the Three-Month Period ended
(In millions)	Unaudited June 30, 2021	Unaudited June 30, 2020	Variance 2021 vs 2020	Total Functional Currency %	Total Variance %

Service Revenue	$5.8	$3.4	$2.4	50.0%	69.0%

Cost of Service	(0.9)	(0.4)	(0.5)	111.6%	133.1%

Selling, general and administrative expenses	(1.3)	(0.6)	(0.7)	100.2%	125.9%

Stock-based compensation	(0.1)	(0.1)	-	177.7%	0.0%

Depreciation and amortization	(0.9)	(0.6)	(0.3)	40.4%	47.5%

Net operating Income (Loss)	$2.6	$1.7	$0.8	21.4%	46.8%

Exchange Rate - $ to £	1.40	1.24

Note: Exchange rate in the table is calculated by dividing the USD service revenue by the GBP service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Interactive Segment revenue

During the period, revenue increased by $2.4 million, or 69.0%, on a reported basis. On a functional currency (at constant rate) basis, revenue increased by $1.7 million, or 50.0%. This was driven by recurring revenue growth due to the consistent launch of new content across the estate, growth in the customer base in new, emerging and core markets and increased promotional activity through exclusive deals with tier-one customers.

Interactive Segment operating income

Cost of Service increased by $0.5 million to $0.9 million on a reported basis. On a functional currency (at constant rate) basis, cost of Service increased by $0.4 million due to increased third party platform provider costs, in line with the revenue increase for the period.

SG&A expenses increased by $0.7 million on a reported basis. This increase included the impact of unfavorable currency movements of $0.1 million. On a functional currency (at constant rate) basis, SG&A increased by $0.6 million driven by the investment in the segment to help drive the increasing revenues.

Depreciation and amortization increased by $0.3 million on a reported basis. On a functional currency (at constant rate) basis, depreciation and amortization increased by $0.2 million.

Operating profit increased by $0.8 million on a reported basis. On a functional currency (at constant rate) basis operating profit increased by $0.4 million. This was primarily due to the increase in revenue, partly offset by the increase in cost of sales and SG&A.

Three Months ended June 30, 2021, compared to Three Months ended June 30, 2020 – Leisure Segment

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

Leisure segment, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Unaudited Jun 30,	Unaudited Jun 30,	2021 vs 2020
Leisure	2021	2020		%

End of period installed base Gaming machines (# of terminals)	11,723	12,262	(539)	(4.4)%
Average installed base Gaming machines (# of terminals)	11,679	12,267	(588)	(4.8)%
End of period installed base Other (# of terminals)	7,244	8,224	(980)	(11.9)%
Average installed base Other (# of terminals)	7,188	8,231	(1,043)	(12.7)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	5,895	5,773	122	2.1%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	2,233	2,690	(458)	(17.0)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	3,293	3,517	(224)	(6.4)%
Inspired Leisure Revenue per Gaming Machine per week	£24.4	NM	NM	NM
Inspired Pub Digital Revenue per Gaming Machine per week	£26.0	NM	NM	NM
Inspired Pub Analogue Revenue per Gaming Machine per week	£13.2	NM	NM	NM
Inspired MSA and Bingo Revenue per Gaming Machine per week	£30.0	£0.2	£29.8	15859%
Inspired Other Revenue per Machine per week	£4.7	NM	NM	NM

Total Leisure Parks Revenue (Gaming and Non Gaming) (£’m)	£3.3	NM	NM	NM

(1)	Motorway Service Area machines

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for definitions of terms used in the above table.

Leisure Segment, Recurring Revenue

Set forth below is a breakdown of our Leisure recurring revenue which consists principally of Leisure participation revenue and Leisure other fixed fee revenue. See “Leisure Segment Revenue” below for a discussion of leisure service revenue between the periods under review.

Set forth below is a breakdown of our Leisure recurring revenue.

	For the Three-Month Period ended		Variance
	Unaudited June 30,	Unaudited June 30,	2021 vs 2020
(In £ millions)	2021	2020		%
Leisure Recurring Revenue
Total Leisure Revenue	£8.1	£0.3	£7.8	2691.7%

Total Leisure Recurring Revenue	£7.6	£0.1	£7.5	6323.0%
Leisure Recurring Revenue as a Percentage of Total Leisure Revenue	94.8%	41.2%	53.6%

Leisure Segment, key events that affected results for the Three Months ended June 30, 2021

During the three months ended June 30, 2021, all major sectors of the Leisure segment (Pubs, Holiday Parks, Motorway Service Areas and Bingo Halls) remained closed due to the COVID-19 closures in the UK until May 17th.

From May 17, 2021, venues reopened with social distancing and other restrictions imposed due to COVID-19. These restrictions remained in place for the rest of the period.

Three Months ended June 30, 2021, compared to Three Months ended June 30, 2020 – Leisure Segment

	For the Three-Month Period ended
(In millions)	Unaudited June 30, 2021	Unaudited June 30, 2020	Variance 2021 vs 2020	Total Functional Currency %	Total Variance %

Revenue:
Service	$10.7	$0.2	$10.5	4733.4%	5334.6%
Product	0.6	0.2	0.4	221.2%	261.0%
Total revenue	11.3	0.4	10.9	2691.7%	3045.9%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(3.0)	(0.3)	(2.7)	731.1%	837.5%
Cost of Product	(0.3)	(0.1)	(0.2)	202.3%	239.3%
Total cost of sales	(3.3)	(0.4)	(2.9)	614.4%	705.4%

Selling, general and administrative expenses	(8.2)	(2.6)	(5.6)	177.6%	217.9%

Stock-based compensation	(0.1)	(0.0)	(0.1)	251.3%	352.0%

Depreciation and amortization	(4.1)	(4.4)	0.3	(17.3)%	(6.8)%

Net operating Income (Loss)	(4.4)	(7.0)	$2.7	(45.7)%	(38.2)%

Exchange Rate - $ to £	1.40	1.25

Note: Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Leisure Segment Revenue

During the period, revenue increased by $10.9 million to $11.3 million on a reported basis, including a $1.3 million impact from favorable currency movements. On a functional currency (at constant rate) basis revenue increased by $9.7 million.

Service revenue increased by $10.5 million on a reported basis and $9.3 million on a functional currency (at constant rate) basis to $10.7 million. This was driven by the reopening of venues in May although with some COVID-19 restriction remaining for the rest of the period.

Product revenue increased by $0.4 million to $0.6 million on a reported and functional currency (at constant rate) basis. This increase was driven by the reopening of venues.

Leisure Segment Operating Income

Operating loss improved by $2.7 million on a reported basis from a loss of $7.0 million to a loss of $4.4 million, which included the impact of unfavorable currency movements of $0.5 million. On a functional currency (at constant rate) basis operating loss improved by $3.2 million. This was primarily due to the increase in revenue as venues reopened.

Six Months ended June 30, 2021, compared to Six Months ended June 30, 2020

	For the Six-Month Period ended			Total
	Unaudited June 30,	Unaudited June 30,	Variance	Functional Currency	Total Variance
(In millions)	2021	2020	2021 vs 2020%		%

Revenue:
Service	$54.6	$58.1	$(3.5)	(14.1)%	(6.0)%
Product	9.7	9.8	(0.1)	(8.9)%	(0.9)%
Total revenue	64.3	67.9	(3.6)	(13.3)%	(5.3)%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(10.1)	(11.0)	0.8	(15.3)%	(7.6)%
Cost of Product	(5.9)	(6.5)	0.6	(17.7)%	(9.6)%
Selling, general and administrative expenses	(38.9)	(39.2)	0.3	(9.3)%	(0.7)%
Stock-based compensation	(4.8)	(2.0)	(2.8)	118.3%	138.6%
Acquisition and integration related transaction expenses	(1.5)	(4.4)	2.9	(69.7)%	(66.3)%
Depreciation and amortization	(25.0)	(25.9)	0.9	(12.4)%	(3.5)%
Net operating Income (Loss)	(21.9)	(21.1)	(0.8)	(6.8)%	3.7%
Other income (expense)
Interest income	0.1	0.4	(0.3)	(86.7)%	(86.0)%
Interest expense	(30.8)	(14.2)	(16.6)	95.3%	117.1%
Change in fair value of warrant liability	(13.5)	5.9	(19.4)	(301.4)%	(328.1)%
Other finance income (expense)	5.2	(6.2)	11.4	(176.4)%	(184.6)%
Loss from equity method investee	-	(0.5)	0.5	(100.0)%	(100.0)%
Total other income (expense), net	(39.0)	(14.6)	(24.4)	139.6%	166.7%
Net Income (loss) from continuing operations before income taxes	(60.9)	(35.7)	(25.1)	52.9%	70.4%
Income tax expense	0.4	(0.3)	0.7	(205.8)%	(225.7)%

Net Income (Loss)	$(60.5)	$(36.0)	$(24.5)	50.9%	67.9%

Exchange Rate - $ to £	1.39	1.27

Revenue

Total reported revenue for the six months ended June 30, 2021, decreased by $3.6 million, or 5.3%, to $64.3 million on a reported basis. This included an increase from Interactive of $5.5 million, offset by declines in Gaming of $2.2 million, Virtual Sports of $0.9 million, and Leisure of $6.0 million. Favorable currency movements accounted for a $5.5 million impact. On a functional currency (at constant rate) basis, revenue decreased by $9.1 million, or 13.3%, as detailed below:

●	Gaming revenue decreased by $4.3 million, comprised of a decrease in Service revenue of $3.8 million and a decrease in Product sales of $0.6 million. The decrease in Service revenue includes VAT-related revenue of $2.9 million generated in the current period (using prior year exchange rate). Excluding the VAT-related revenue, Service revenue would have declined by $6.7 million. This was primarily due to the COVID-19 closures, which effected a longer closure during the period than during the comparable prior period.

●	Virtual Sports revenue decreased by $2.2 million, or 14.5%. This decrease included a $2.9 million decrease in retail revenue primarily as a result of the COVID-19 closures, particularly in the first quarter of 2021. This was partially offset by growth in Online Virtuals of $0.6 million.

●	Interactive revenue increased by $4.3 million, or 78.2%. This growth was driven by the addition of new customers and territories and the consistent launch of new high-quality content

●	Leisure revenue decreased by $7.0 million, comprised of a decrease in Service revenue of $6.7 million and a decrease in Product sales of $0.3 million. The decline in revenue was due to the impact of the COVID-19 closures, as venues were closed during a longer portion of the period than in the prior comparable period.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, decreased by $1.5 million, or 8.4%, on a reported basis, to $16.0 million, including the impact of $1.4 million from unfavorable currency movements. Of this decrease, $0.8 million was attributable to cost of Service and $0.6 million was attributable to cost of Product sales. On a functional currency (at constant rate) basis, cost of sales decreased by $2.8 million, or 16.2%, reflecting the revenue reductions resulting from the COVID-19 closures.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses remained unchanged from the prior year on a reported basis at $38.9 million. This included $3.4 million of unfavorable currency movements. On a functional currency (at constant rate basis), SG&A decreased by $3.7 million, or 9.3%. This decrease was driven primarily by permanent synergy and other savings.

Stock-based compensation

During the six months ended June 30, 2021, the Company recorded an expense of $4.8 million with respect to outstanding awards. Of this expense, $1.9 million related to awards made under the 2021 Plan (including $1.4 million of upfront recognition) and $2.9 million related to awards made under the 2018 Plan. During the six months ended June 30, 2020, the charge for stock-based compensation was $2.0 million. Of this expense, $1.8 million related to awards made under the 2018 Plan and $0.2 million related to costs from awards made under a 2016 long term incentive plan.

Acquisition and integration related transaction expenses

Acquisition and integration related transaction expenses decreased by $2.9 million to $1.5 million on a reported basis. Both the 2021 and 2020 expenses were primarily integration costs in relation to the NTG acquisition.

Depreciation and amortization

Depreciation and amortization decreased by $0.9 million, or 3.5%, to $25.0 million on a reported basis. This included the impact of unfavorable currency movements of $2.3 million. On a functional currency (at constant rate) basis, depreciation and amortization decreased by $3.2 million, or 12.4%, driven primarily by a decrease of $3.2 million in Gaming due to certain assets being fully written down.

Net operating loss

During the period, net operating loss was $21.9 million compared to a net operating loss of $21.1 million in the prior period. The increase of $0.8 million in operating loss on a reported basis was attributable to a $2.2 million unfavorable impact from foreign currency translation. On a functional currency (at constant rate) basis, net operating loss improved by $1.5 million, or 6.8%. This was attributable to the cost savings across our Gaming, Virtual Sports and Leisure segments as well as the decrease in acquisition and integration related transaction expenses. This was partly offset by the decrease of revenue driven by the COVID-19 closures.

Interest expense

Net interest expense increased by $16.6 million in the six months ended June 30, 2021, to $30.8 million, on a reported basis, due to a $14.4 million write-off of capitalized debt fees on refinancing, a $2.1 million increase in debt interest due to capitalization of debt interest in 2020 increasing debt levels and debt margin and $0.9 million exchange rate impact.

Change in fair value of warrant liability

Change in fair value of warrant liability for the six months ended June 30, 2021, resulted in a $13.5 million charge. This charge reflects the increase in the value of the warrants, driven by increases in the Company’s share price from $6.58 on December 31st, 2020 to $12.75 on June 30th, 2021.For the six months ended June 30, 2020, the change in fair value resulted in a $5.9 million credit.

Other finance income

Other finance income for the six months ended June 30, 2021, resulted in a $5.2 million credit compared to a $6.2 million charge in the six months ended June 30, 2020. This variance was driven by movements in the retranslation with respect to the principal balance of the senior debt facilities.

Income tax expense

Our effective tax rate for the period ended June 30, 2021, was (0.6%) and our effective tax rate for the period ended June 30, 2020, was 0.8%.

Net loss

During the period, net loss was $60.5 million compared to a net loss of $36.0 million in the prior period. On a functional currency (at constant rate) basis, net loss increased by $18.6 million, primarily due to the decline in revenue, increase in interest expense and the increase in change in fair value of warrant liability.

Six Months ended June 30, 2021, compared to Six Months ended June 30, 2020 – Gaming Segment

Gaming Segment, Key Performance Indicators

	For the Six-Month Period ended		Variance
	Unaudited Jun 30,	Unaudited Jun 30,	2021 vs 2020
Gaming	2021	2020		%

End of period installed base (# of terminals)	32,203	32,325	(122)	(0.4)%
Total Gaming - Average installed base (# of terminals)	31,688	32,218	(530)	(1.6)%
Participation - Average installed base (# of terminals)	29,372	30,387	(1,015)	(3.3)%
Fixed Rental - Average installed base (# of terminals)	2,316	1,831	485	26.5%
Service Only - Average installed base (# of terminals)	21,626	20,607	1,020	4.9%
Customer Gross Win per unit per day (1) (2)	£23.9	£38.3	£(14.4)	(37.6)%
Customer Net Win per unit per day (1) (2)	£18.5	£28.2	£(9.7)	(34.3)%
Inspired Blended Participation Rate	6.0%	6.6%	(0.5)%	(8.3)%
Inspired Fixed Rental Revenue per Gaming Machine per week	£9.7	£21.2	£(11.5)	(54.4)%
Inspired Service Rental Revenue per Gaming Machine per week	£2.4	£2.5	£(0.0)	(1.8)%
Gaming Long term license amortization (£’m)	£2.5	£2.5	£0.0	0.8%
Number of Machine sales	878	1,198	(320)	(26.7)%
Average selling price per terminal	£6,270	£4,375	£1,895	43.3%

(1) Includes all SBG terminals in which the company takes a participation revenue share across all territories

(1)	Includes all Gaming terminals in which the company takes a participation revenue share across all territories
(2)	Includes all days of the period, including the days during which the Gaming terminals were not operating due to COVID-19 closures.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for definitions of terms used in the above table.

Gaming Segment, Recurring Revenue

Set forth below is a breakdown of our Gaming recurring revenue. Gaming recurring revenue consists principally of Gaming participation revenue and fixed rental revenue.

	For the Six-Month Period ended		Variance
	Unaudited June 30,	Unaudited June 30,	2021 vs 2020
(In £ millions)	2021	2020		%
Gaming Recurring Revenue
Total Gaming Revenue	£19.4	£22.8	£(3.4)	(14.9)%

Gaming Participation Revenue	£6.2	£10.3	£(4.1)	(39.8)%
Gaming Other Fixed Fee Recurring Revenue	£1.8	£2.8	£(0.9)	(34.1)%
Gaming Long-term license amortization	£2.5	£2.5	£0.0	0.5%
Total Gaming Recurring Revenue *	£10.5	£15.5	£(5.0)	(32.2)%
Gaming Recurring Revenue as a % of Total Gaming Revenue †	54.2%	68.1%	(13.8)%

Total Gaming excluding VAT	£17.1
Gaming Recurring Revenue as a % of Total Gaming Revenue (excluding VAT)	61.5%

*	Does not reflect VAT-related revenue
†	Total Gaming Revenue for the six-month period ended June 30, 2021, includes the £2.3 million for VAT-related revenue, which is not reflected in Gaming Recurring Revenue for that period. Excluding VAT-related revenue, Gaming Recurring Revenue was 61.5% of Total Gaming Revenue for such period.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for definitions of terms used in the above table.

Gaming Segment, Service Revenue by Region

Set forth below is a breakdown of our Gaming service revenue by geographic region. Gaming service revenue consists principally of Gaming participation revenue, Gaming other fixed fee revenue, Gaming long term license amortization and Gaming other non-recurring revenue. See “Gaming Segment Revenue” below for a discussion of gaming service revenue between the periods under review.

Gaming Service Revenue by Region

	For the Six-Month Period ended
(In millions)	Unaudited June 30, 2021	Unaudited June 30, 2020	Variance 2021 vs 2020	Total Functional Currency %	Total Variance %

Service Revenue:
UK LBO	$8.8	$8.8	$0.0	(8.5)%	0.0%
UK VAT - Related Income	3.1	-	$3.1	N/A	N/A
UK Other	1.4	$4.3	(2.9)	(70.8)%	(68.2)%
Italy	0.3	$0.9	(0.6)	(70.6)%	(68.1)%
Greece	4.8	$6.5	(1.6)	(31.9)%	(25.4)%
Rest of the World	0.0	$0.2	(0.2)	(89.9)%	(88.3)%

Total Service revenue	$18.4	$20.7	$(2.3)	(18.3)%	(11.1)%

Exchange Rate - $ to £	1.39	1.28

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming Segment, key events that affected results for the Six Months ended June 30, 2021

Total Gaming Customer Gross Win per unit per day (in our functional currency, GBP) decreased by £14.39, or 37.6%, which was due to the impact of COVID-19. During the six month period ended June 30, retail venues were in operation for approximately 35% in 2021, compared to approximately 50% in 2020. The participation rate decreased from 6.6% to 6.0% primarily due to a higher proportion of UK venues operating in 2021 when compared to the same quarter in 2020 as UK share terms are lower than the total blended Gaming average.

Inspired received VAT-related revenue of $3.1 million in January 2021 from a major UK customer. This payment has been recorded as revenue in our results.

During the period, Inspired sold 111 “Valor™” terminals to a number of customers in Illinois, increasing the total number of North American unit sales since launch in December 2019 to 540. Retail venues in Illinois were shut down during January 2021, which negatively impacted sales during this period. As of February 2021, all eleven regions in Illinois had reopened.

During the period, Inspired delivered our first sales to Western Canada Lottery Corporation (“WCLC”), our second jurisdiction in North America. Inspired recorded the sale of 100 “Valor™” terminals to WCLC during March 2021, generating revenue of $1.6 million.

Inspired furthered its relationship with a major customer in the Dutch market with the sale and delivery of an additional 222 “Analogue” terminals during the period.

In the UK market, Inspired continued to upgrade the UK Gaming estate with the installation of over 220 “Flex” and 140 “Prismatic” terminals through a combination of outright sales and lease agreements. These sales also include content agreements which deliver recurring revenues for the next four to five years.

Six Months ended June 30, 2021, compared to Six Months ended June 30, 2020 – Gaming Segment

	For the Six-Month Period ended
(In millions)	Unaudited June 30, 2021	Unaudited June 30, 2020	Variance 2021 vs 2020	Total Functional Currency %	Total Variance %

Revenue:
Service	$18.4	$20.7	$(2.3)	(18.3)%	(11.1)%
Product	8.6	8.4	0.1	(6.6)%	1.7%
Total revenue	27.0	29.1	(2.2)	(14.9)%	(7.4)%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(4.2)	(5.3)	1.0	(26.7)%	(20.0)%
Cost of Product	(5.3)	(5.6)	0.3	(13.3)%	(5.1)%
Total cost of sales	(9.5)	(10.9)	1.3	(19.7)%	(12.3)%

Selling, general and administrative expenses	(10.8)	(11.9)	1.1	(17.2)%	(9.5)%

Stock-based compensation	(0.6)	(0.2)	(0.4)	60.1%	172.7%

Depreciation and amortization	(12.4)	(14.4)	2.0	(22.0)%	(13.9)%

Net operating Income (Loss)	$(6.3)	$(8.3)	$1.9	(33.4)%	(23.5)%

Exchange Rate - $ to £	1.39	1.28

Note: Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming Segment Revenue

During the period, Gaming revenue decreased by $2.2 million, or 7.4%, to $27.0 million on a reported basis. On a functional currency (at constant rate) basis, Gaming revenue decreased by $4.3 million, or 14.9%. This was partially offset by favorable currency movements of $2.2 million.

Service revenue decreased by $2.3 million on a reported basis. On a functional currency (at constant rate) basis, Gaming Service revenue decreased by $3.8 million, or 18.3%, to $18.4 million. This was driven by a decline in UK sales (including LBO and UK other) of $3.8 million primarily driven by the COVID-19 closures, with UK LBO having an additional three weeks of lockdown and a further four weeks at 50% capacity versus the prior period and UK other being closed for an additional two months in the current period. Greece and Italy experienced revenue declines of $2.1 million and $0.7 million, respectively, driven by the COVID-19 closures as both markets experienced additional three months of additional lockdowns compared to the prior period. This was partially offset by $2.9 million of VAT-related revenue and favorable currency movements of $1.5 million.

Product revenue increased by $0.1 million to $8.6 million on a reported basis. On a functional currency (at constant rate) basis, revenue decreased by $0.6 million, or 6.6%.

Gaming Segment Operating Income

Operating loss improved by $1.9 million on a reported basis, from a loss of $8.3 million to a loss of $6.3 million, including unfavorable currency movements of $0.9 million On a functional currency (at constant rate) basis, Gaming operating loss improved by $2.9 million. This was primarily due to the decrease in revenue, cost of sales, SG&A expenses driven by the COVID-19 closures, as well as a reduction in depreciation particularly in UK LBO as certain assets have been fully written down.

Six Months ended June 30, 2021, compared to Six Months ended June 30, 2020 – Virtual Sports Segment

Virtual Sports Segment, Key Performance Indicators

	For the Six-Month Period ended		Variance
	Unaudited Jun 30,	Unaudited Jun 30,	2021 vs 2020
Virtuals	2021	2020		%

No. of Live Customers at the end of the period	60	57	3	5.3%
Average No. of Live Customers	59	57	2	3.8%
Total Revenue (£’m)	£10.4	£12.2	£(1.8)	(14.5)%
Total Revenue £’m - Retail	£2.1	£4.3	£(2.2)	(51.3)%
Total Revenue £’m - Online Virtuals	£8.3	£7.9	£0.4	5.7%

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for definitions of terms used in the above table.

Virtual Sports Segment, Recurring Revenue

Set forth below is a breakdown of our Virtual Sports recurring revenue.

	For the Six-Month Period ended		Variance
	Unaudited June 30,	Unaudited June 30,	2021 vs 2020
(In £ millions)	2021	2020		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£10.4	£12.2	£(1.8)	(14.5)%

Recurring Revenue - Retail Virtuals	£1.9	£3.7	£(1.8)	(48.0)%
Recurring Revenue - Online Virtuals	£8.1	£7.1	£1.0	14.5%
Total Virtual Sports Long-term license amortization	£0.3	£0.7	£(0.3)	(50.9)%
Total Virtual Sports Recurring Revenue	£10.4	£11.4	£(1.1)	(9.3)%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	99.4%	93.7%	5.7%

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for definitions of terms used in the above table.

Virtual Sports Segment, key events that affected results for the Six Months ended June 30, 2021

During the six months ended June 30, 2021, our key retail territories in the United Kingdom, Ireland, Italy, Greece, and Belgium were in full lockdown due to the COVID-19 closures for the first quarter, with Greece reopening mid-April, the UK and Ireland opening mid-May and a staged reopening in Italy throughout June. In the same period in the prior year only half of March 2020 was impacted by land-based closures in the first quarter with Greece and Italy reopening in June 2020. All periods were affected by closures during the six months ended June 30, 2021 whereas only three and a half months were affected during the six months ended June 30, 2020. In addition, the six months ended June 30, 2021 was in recovery from the previous lockdown period. As a result, retail recurring revenues declined by $2.4 million.

Six Months ended June 30, 2021, compared to Six Months ended June 30, 2020 – Virtual Sports Segment

	For the Six-Month Period ended
(In millions)	Unaudited June 30, 2021	Unaudited June 30, 2020	Variance 2021 vs 2020	Total Functional Currency %	Total Variance %

Service Revenue	$14.5	$15.4	$0.9)	(14.5)%	(5.7)%

Cost of Service	(0.8)	(1.5)	0.7	(51.6)%	(46.6)%

Selling, general and administrative expenses	(3.8)	(1.9)	(1.9)	71.4%	98.2%

Stock-based compensation	(0.2)	(0.2)	-	45.0%	0.0%

Depreciation and amortization	(1.8)	(1.7)	(0.1)	0.5%	5.9%

Net operating Income (Loss)	$7.9	$10.1	$(2.2)	(29.1)%	(21.4)%

Exchange Rate - $ to £	1.39	1.26

Note: Exchange rate in the table is calculated by dividing the USD service revenue by the GBP service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Virtual Sports Segment revenue.

During the period, revenue decreased by $0.9 million, or 5.7%, on a reported basis. This decrease included the impact of favorable currency movements of $1.4 million. On a functional currency (at constant rate) basis, revenue decreased by $2.2 million, or 14.5%. This decrease was driven by a $2.9 million decrease in retail revenue due to the COVID-19 closures and a decline of $0.5 million from historical license fee amortization contracts reaching their expiration. This decline was partially offset by growth in recurring Online Virtuals of $1.4 million. Online revenues continue to be significantly higher than pre Covid levels.

Virtual Sports Segment operating income

Operating profit decreased by $2.2 million on a reported basis which included the impact of favorable currency movements of $0.8 million. On a functional currency (at constant rate) basis operating profit decreased by $3.0 million. This was primarily due to the decrease in revenues and cost of sales resulting from COVID-19 closures and the increase in SG&A from the settlement with the Italian Tax Authorities.

Six Months ended June 30, 2021, compared to Six Months ended June 30, 2020 – Interactive Segment

Interactive Segment, Key Performance Indicators

	For the Six-Month Period ended		Variance
	Unaudited Jun 30,	Unaudited Jun 30,	2021 vs 2020
Interactive	2021	2020		%

No. of Live Customers at the end of the period	100	70	30	42.9%
Average No. of Live Customers	96	67	29	43.3%
No. of Live Games at the end of the period	218	189	29	15.3%
Average No. of Live Games	211	186	25	13.4%
Total Revenue (£’m)	£7.9	£4.4	£3.5	78.2%

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for definitions of terms used in the above table.

Interactive Segment, Recurring Revenue

Set forth below is a breakdown of our Interactive recurring revenue which consists principally of Interactive participation revenue. See “Interactive Segment Revenue” below for a discussion of Interactive service revenue between the periods under review.

	For the Six-Month Period ended		Variance
	Unaudited June 30,	Unaudited June 30,	2021 vs 2020
(In £ millions)	2021	2020		%
Interactive Recurring Revenue
Total Interactive Revenue	£7.9	£4.4	£3.5	78.2%

Total Recurring Revenue - Interactive	£7.9	£4.4	£3.5	79.2%
Interactive Recurring Revenue as a Percentage of Total Interactive Revenue	100.0%	99.4%	0.6%

Interactive Segment, key events that affected results for the Six Months ended June 30, 2021

There were sixteen new brand launches including BetMGM in New Jersey and Michigan, Golden Nugget in Michigan, Gamesys and Interwetten. We also launched with our first new operators in Spain, Luckia and 888.

We deployed twenty-nine new games in the period across the estate including Vegas Cash Spins, Fruity Bonanza Scatterdrops (both of which were developed with brand new game mechanics), Big Spin Bonus and Cops and Robbers Megaways.

Six Months ended June 30, 2021, compared to Six Months ended June 30, 2020 – Interactive Segment

	For the Six-Month Period ended
(In millions)	Unaudited June 30, 2021	Unaudited June 30, 2020	Variance 2021 vs 2020	Total Functional Currency %	Total Variance %

Service Revenue	$11.0	$5.5	$5.5	78.2%	98.5%

Cost of Service	(1.7)	(0.6)	(1.1)	141.9%	168.1%

Selling, general and administrative expenses	(2.3)	(1.8)	(0.5)	23.7%	28.9%

Stock-based compensation	(0.2)	(0.1)	(0.1)	103.1%	100.0%

Depreciation and amortization	(1.6)	(1.2)	(0.4)	20.6%	33.3%

Net operating Income (Loss)	$5.2	$1.8	$3.4	141.3%	185.2%

Exchange Rate - $ to £	1.39	1.25

Note: Exchange rate in the table is calculated by dividing the USD service revenue by the GBP service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Interactive Segment revenue

During the period, revenue increased by $5.5 million, or 98.5%, on a reported basis. On a functional currency (at constant rate) basis, revenue increased by $4.3 million, or 78.2%. This was driven by recurring revenue growth due to the increase in online demand attributable to the addition of new customers and territories and the consistent launch of quality content.

Interactive Segment operating income

Operating profit increased by $3.4 million on a reported basis. On a functional currency (at constant rate) basis operating profit increased by $2.7 million. This was primarily due to the increase in revenue, partly offset by the increase in cost of sales from third party royalty costs and increase in SG&A expenses from driven by the investment in Interactive to help increase revenues.

Six Months ended June 30, 2021, compared to Six Months ended June 30, 2020 – Leisure Segment

Leisure segment, Key Performance Indicators

	For the Six-Month Period ended		Variance
	Unaudited Jun 30,	Unaudited Jun 30,	2021 vs 2020
Leisure	2021	2020		%

End of period installed base Gaming machines (# of terminals)	11,723	12,262	(539)	(4.4)%
Average installed base Gaming machines (# of terminals)	11,655	12,271	(617)	(5.0)%
End of period installed base Other (# of terminals)	7,244	8,224	(980)	(11.9)%
Average installed base Other (# of terminals)	7,190	8,252	(1,062)	(12.9)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	5,848	5,759	88	1.5%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	2,234	2,714	(480)	(17.7)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	3,316	3,514	(198)	(5.6)%
Inspired Leisure Revenue per Gaming Machine per week	£12.2	£26.8	£(14.6)	(54.5)%
Inspired Pub Digital Revenue per Gaming Machine per week	£13.1	£30.1	£(17.0)	(56.6)%
Inspired Pub Analogue Revenue per Gaming Machine per week	£6.5	£19.1	£(12.6)	(65.9)%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£15.0	£28.4	£(13.4)	(47.2)%
Inspired Other Revenue per Machine per week	£2.3	£9.5	£(7.1)	(75.4)%

Total Leisure Parks Revenue (Gaming and Non Gaming) (£’m)	£3.3	£0.9	£2.4	285%

(1)	Motorway Service Area machines

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for definitions of terms used in the above table.

Leisure Segment, Recurring Revenue

Set forth below is a breakdown of our Leisure recurring revenue which consists principally of Leisure participation revenue and Leisure other fixed fee revenue. See “Leisure Segment Revenue” below for a discussion of leisure service revenue between the periods under review.

Set forth below is a breakdown of our Leisure recurring revenue.

	For the Six-Month Period ended		Variance
	Unaudited June 30,	Unaudited June 30,	2021 vs 2020
(In £ millions)	2021	2020		%
Leisure Recurring Revenue
Total Leisure Revenue	£8.4	£13.8	£(5.4)	(39.0)%

Total Leisure Recurring Revenue	£7.6	£12.8	£(5.1)	(40.2)%
Leisure Recurring Revenue as a Percentage of Total Leisure Revenue	90.4%	92.2%	(1.8%)

Leisure Segment, key events that affected results for the Six Months ended June 30, 2021

From Jan 1, 2021, to May 17, 2021, all major sectors of the Leisure segment (Pubs, Holiday Parks, Motorway Service Areas and Bingo Halls) remained closed due to the COVID-19 closures in the UK.

From May 17, 2021, venues reopened with social distancing and certain other restrictions imposed. These restrictions remained in place for the remainder of the period.

Six Months ended June 30, 2021, compared to Six Months ended June 30, 2020 – Leisure Segment

	For the Six-Month Period ended
(In millions)	Unaudited June 30, 2021	Unaudited June 30, 2020	Variance 2021 vs 2020	Total Functional Currency %	Total Variance %

Revenue:
Service	$10.7	$16.5	$(5.7)	(40.3)%	(34.9)%
Product	1.1	1.4	(0.3)	(23.3)%	(20.0)%
Total revenue	11.8	17.9	(6.0)	(39.0)%	(33.7)%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(3.4)	(3.6)	0.2	(12.5)%	(4.4)%
Cost of Product	(0.6)	(0.9)	0.4	(44.4)%	(40.0)%
Total cost of sales	(4.0)	(4.5)	0.5	(19.1)%	(11.8)%

Selling, general and administrative expenses	(11.4)	(13.6)	2.2	(24.0)%	(16.0)%

Stock-based compensation	(0.2)	(0.0)	(0.2)	208.9%	445.2%

Depreciation and amortization	(8.3)	(7.8)	(0.5)	(3.4)%	7.0%

Net operating Income (Loss)	(12.1)	(8.0)	$(4.1)	30.6%	50.4%

Exchange Rate - $ to £	1.40	1.29

Note: Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Leisure Segment Revenue

During the period, revenue decreased by $6.0 million, or 33.7%, to $11.8 million on a reported basis. On a functional currency (at constant rate) basis, revenue decreased by $7.0 million, or 39.0%.

Service revenue decreased by $5.7 million on a reported basis to $10.7 million. This included an adverse currency impact of $0.9 million. On a functional currency (at constant rate) basis service revenue decreased by $6.7 million. This was driven by the COVID-19 closures, with all of the major sectors of the Leisure segment experiencing closures for a portion of the period as well as social distancing restrictions once they had reopened.

Leisure Segment Operating Income

Operating loss increased by $4.1 million on a reported basis from a loss of $8.0 million to a loss of $12.1 million, which included the impact of unfavorable currency movements of $1.4 million. On a functional currency (at constant rate) basis operating loss increased by $2.6 million. This was primarily due to the decrease in revenue, offset by cost of sales and SG&A savings all driven by COVID-19 closures.

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

Reconciliation to Adjusted EBITDA by segment for the Three Months ended June 30, 2021

	For the Three-Month Period ended
	Unaudited
(In millions)	June 30, 2021
			Virtual
	Total	Gaming	Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$(43.8)	$(2.7)	$4.2	$2.6	$(4.4)	$(43.5)

Items Relating to Legacy Activities:
Pension charges (1)	0.2					0.2

Items outside the normal course of business:
Costs of group restructure (2)	-					-
Acquisition and integration related transaction expenses (3)	0.1					0.1
Refinancing of Company Debt (4)	0.8					0.8
Italian tax related costs relating to prior years (5)	1.4		1.4			-

Stock-based compensation expense	3.4	0.4	0.1	0.1	0.1	2.7

Depreciation and amortization	11.9	5.8	0.7	0.9	4.1	0.4
Interest Income	(0.1)					(0.1)
Interest Expense	22.2					22.2
Change in fair value of warrant liability	10.5					10.5
Other finance expenses / (income)	1.2					1.2
Income tax	0.3					0.3
Adjusted EBITDA	$8.0	$3.5	$6.4	$3.6	$(0.2)	$(5.3)

Adjusted EBITDA	£5.7

Exchange Rate - $ to £ (5)	1.40

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical, these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Three Months ended June 30, 2020

	For the Three-Month Period ended
(In millions)	Unaudited June 30, 2020
			Virtual
	Total	Gaming	Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$(26.2)	$(7.1)	$5.1	$1.7	$(7.0)	$(18.9)

Items Relating to Legacy Activities:
Pension charges (1)	0.2					0.2

Items outside the normal course of business:
Costs of group restructure (2)	0.3					0.3
Acquisition and integration related transaction expenses (3)	1.2					1.2

Stock-based compensation expense	1.0	0.1	0.1	0.1	0.0	0.7

Depreciation and amortization	13.3	7.0	0.9	0.6	4.4	0.4
Interest Income	(0.1)					(0.1)
Interest Expense	8.1					8.1
Change in fair value of warrant liability	1.7					1.7
Other finance expenses / (income)	2.5					2.5
Income tax	0.1					0.1
Adjusted EBITDA	$2.1	$(0.0)	$6.1	$2.4	$(2.6)	$(3.8)

Adjusted EBITDA	£1.7

Exchange Rate - $ to £ (5)	1.26

Reconciliation to Adjusted EBITDA by segment for the Six Months ended June 30, 2021

	For the Six-Month Period ended
(In millions)	Unaudited June 30, 2021
			Virtual
	Total	Gaming	Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$(60.5)	$(6.3)	$7.9	$5.2	$(12.1)	$(55.2)

Items Relating to Legacy Activities:
Pension charges (1)	0.4					0.4

Items outside the normal course of business:
Costs of group restructure (2)	-					-
Acquisition and integration related transaction expenses (3)	1.5					1.5
Refinancing of Company Debt (4)	0.8					0.8
Italian tax related costs relating to prior years (5)	1.4		1.4			-
Impairment on interest in equity method investee(6)	-					-

Stock-based compensation expense	4.8	0.6	0.2	0.2	0.2	3.6

Depreciation and amortization	25.0	12.4	1.8	1.6	8.3	0.9
Interest Income	(0.1)					(0.1)
Interest Expense	30.8					30.8
Change in fair value of warrant liability	13.5					13.5
Other finance expenses / (income)	(5.2)					(5.2)
Income tax	(0.4)					(0.4)
Adjusted EBITDA	$11.9	$6.7	$11.3	$7.0	$(3.6)	$(9.5)

Adjusted EBITDA	£8.5

Exchange Rate - $ to £ (5)	1.40

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical, these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Six Months ended June 30, 2020

	For the Six-Month Period ended
(In millions)	Unaudited June 30, 2020
			Virtual
	Total	Gaming	Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$(36.0)	$(8.3)	$10.1	$1.8	$(8.0)	$(31.6)

Items Relating to Legacy Activities:
Pension charges (1)	0.4					0.4

Items outside the normal course of business:
Costs of group restructure (2)	0.4					0.4
Acquisition and integration related transaction expenses (3)	4.4					4.4
Impairment on interest in equity method investee(6)	0.7					0.7

Stock-based compensation expense	2.0	0.2	0.2	0.1	0.0	1.5

Depreciation and amortization	25.9	14.4	1.7	1.2	7.8	0.8
Interest Income	(0.4)					(0.4)
Interest Expense	14.2					14.2
Change in fair value of warrant liability	(5.9)					(5.9)
Other finance expenses / (income)	6.2					6.2
Income tax	0.3					0.3
Adjusted EBITDA	$12.1	$6.3	$12.0	$3.1	$(0.2)	$(9.1)

Adjusted EBITDA	£9.5

Exchange Rate - $ to £ (5)	1.27

Notes to Adjusted EBITDA reconciliation tables above:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.

(2)	“Costs of group restructure” include redundancy costs, Payments In Lieu of Notice costs, any associated employer taxes and costs associated with onerous property leases. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs. These costs were primarily incurred in connection with the property consolidation.

(3)	Acquisition and integration related transaction expenses, Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(4)	In May 2021, the Company refinanced its debt. These are the one-off fees as a result of the refinance.

(5)	“Italian tax related costs relating to prior years invoicing” relate to a settlement with the Italian Tax Authorities in respect of an audit of the Italian Branch of Inspired Gaming (International) Limited for the period 2015-2017 in respect of the historic VAT treatment of supplies.

(6)	In April 2020, the Company disposed of its 40% non-controlling equity interest in Innov8 Gaming Limited which resulted in the investment of $0.7 million being written off.

(7)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Liquidity and Capital Resources

Six Months ended June 30, 2021 compared to Six Months ended June 30, 2020

	6 Months ended		Variance
(in millions)	Jun 30,	Jun 30,
	2021	2020	2021 to 2020
Net loss	$(60.5)	$(36.0)	$(24.5)
Amortization of debt fees	16.3	1.2	15.1
Change in fair value of derivative and warrant liabilities and stock-based compensation expense	19.3	(3.4)	22.7
Impairment expense	0.0	0.7	(0.7)
Foreign currency translation on senior bank debt and cross currency swaps	(4.6)	6.6	(11.2)
Depreciation and amortization (incl RoU assets)	26.2	27.9	(1.7)
Other net cash (utilized)/generated by operating activities	(9.5)	13.2	(22.7)
Net cash (used)/provided by operating activities	(12.8)	10.2	(23.0)

Net cash used in investing activities	(12.2)	(15.5)	3.3
Net cash generated/(used) by financing activities	1.0	18.6	(17.6)
Effect of exchange rates on cash	1.4	(2.5)	3.9
Net (decrease)/increase in cash and cash equivalents	$(22.6)	$10.8	$(33.4)

Net cash (used)/provided by operating activities

For the six months ended June 30, 2021, net cash outflow used by operating activities was $12.8 million, compared to a $10.2 million inflow for the six months ended June 30, 2020, representing a $23.0 million decrease in cash generation driven by COVID-19 related closures and interest expense timing differences resulting in payments of $17.5 million compared to $0.4 million in the prior period. In addition, a larger VAT payment made in the three months ended March 31, 2021 resulted in an $7.7 million higher outflow compared to the prior period.

Amortization of debt fees increased by $15.1 million to $16.3 million due to the write-off in May 2021 of capitalized debt fees totaling $14.4 million following the Company refinancing. The remainder of the current year’s non-cash interest expense related to amortization of debt fees incurred in relation to the business refinancing in October 2019 up to the refinancing. Post refinancing the amortization of debt fees related to those incurred and capitalized as part of the May 2021 refinancing. The prior year’s non-cash interest expense related to amortization of debt fees incurred in relation to the business refinancing in October 2019.

Change in fair value of derivative and warrant liabilities and stock-based compensation expense increased by $22.7 million, from an outflow of $3.4 million to an inflow of $19.3 million. Movements in the fair valuation of warrant liabilities increased the inflow by $19.3 million, $2.8 million related to stock-based compensation expense and $0.4 million related to the movement in cross-currency swaps.

Foreign currency translation on senior bank debt and cross currency swaps resulted in a loss in the six months ended June 30, 2021 of $4.6 million as a result of the movement in exchange rates during the period, compared to a $6.6 million gain in the six months ended June 30, 2020.

Depreciation and amortization decreased by $1.7 million to $26.2 million with reductions of a $1.5 million in amortization of intangible assets, $0.5 million in machine depreciation and $0.7 million relating to the amortization of Right of Use assets under ASC 842 offset through an increase of $1.0 million in development costs and licenses amortization.

Other net cash utilized by operating activities decreased by $22.7 million, to a $9.5 million outflow following the significant impact of the COVID-19 closures. Movements in other creditor levels resulted in a $13.2 million higher outflow in the six months ended June 30, 2021 which was largely due to the different timing of interest payments becoming payable following the refinancing in May 2021. A high tax accrual level at the start of 2021 resulted in a net $6.8 million adverse movement in the six months ended June 30, 2021. Further adverse movements were also seen on deferred revenue creditors ($3.2 million) and accounts receivable ($4.8 million), caused by the variability of trading levels caused by COVID-19, partly offset by improved inventory ($4.8 million). Many of the operating activity movements were impacted by the COVID-19 closures, however, throughout the period, management have actively managed cash levels to seek to optimize our liquidity position.

Net cash used in investing activities

Net cash used in investing activities decreased by $3.3 million to $12.2 million in the six months ended June 30, 2021, with lower spend on gaming machines as a result of the COVID-19 closures.

Net cash generated by financing activities

During the six months ended June 30, 2021, net cash generated by financing activities was an inflow of $1.0 million, compared to a $18.6 million inflow in the six months ended June 30, 2020. The inflow in the six months ended June 30, 2021 related to the net movement from the May 2021 refinancing. During the six months ended June 30, 2020, an increase in the amount drawn on the revolver provided a $22.3 million inflow which was partly offset by $3.1 million of debt fees incurred.

Funding Needs and Sources

To fund our obligations we have relied historically on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of June 30, 2021, we had liquidity of $24.5 million in cash and cash equivalents and a further $27.6 million of an undrawn revolver facility. This compares to $39.9 million of cash and cash equivalents as of June 30, 2020 but $24.7 million drawn on the revolver facility. We had a working capital outflow of $9.5 million for the six months ended June 30, 2021, compared to an $13.2 million inflow for the six months ended June 30, 2020. The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization as well as the seasonality evident in some of the businesses purchased as part of the NTG Acquisition. In periods with minimal machine volumes and capital spend, our working capital is more stable. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are higher than typical and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels which have been seen during 2020 and 2021 following the COVID-19 closures, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Some of our business operations require cash to be held within the machines. As of June 30, 2021, $4.6 million of our $24.5 million of cash and cash equivalents were held as operational floats within the machines.

Management currently believes that despite the reduced trading levels caused by the COVID-19 closures, the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through August 2022.

Long Term and Other Debt

See Note 4 Long Term and Other Debt of the Financial Statements for detail of the debts held during 2020 and 2021.

Debt Covenants

Under our debt facilities in place as of June 30, 2021 we are not subject to covenant testing on the Senior Secured Notes. We are, however, subject to covenant testing at the level of Inspired Entertainment Inc., the ultimate holding company, on our Super Senior Revolving Credit Facility which requires the Company to maintain a maximum consolidated senior secured net leverage ratio of 6.25x on the test date for the relevant period ending June 30, 2021, stepping down to 6.0x on March 31, 2022, 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Financial Covenant does not include a minimum interest coverage ratio or other financial covenants. As the RCF has never been drawn at any point since being in place, no covenant testing was required at June 30, 2021.

Under our debt facilities in place as of June 30, 2020 we are subject to covenant testing on the Senior Secured Notes. The covenant testing is set at the level of Inspired Entertainment Inc., the ultimate holding company, and consists of a test on Leverage (Consolidated Total Net Debt/Consolidated Pro Forma EBITDA) and a test on the level of capital expenditure. These are measured under U.S. GAAP. Leverage was tested at quarterly intervals commencing for the period ending June 30, 2020 and capital expenditure was tested annually commencing on December 31, 2019.

Prior to reaching our first leverage covenant test on June 30, 2020, the covenants were reset as a direct result of the COVID-19 closures and subsequent loss of trading as a result of government lockdowns in many key trading countries around the world. Formal agreement of the revised covenants was achieved on June 25, 2020.

There were no breaches of the debt covenants in the periods ended June 30, 2021 and June 30, 2020.

Liens and Encumbrances

As of June 30, 2021, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Contractual Obligations

As of June 30, 2021, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in millions)	Total	1 yr	1-3 years	3-5 years	5 yrs
Operating activities
Interest on long term debt	$128.8	$26.3	$51.2	$51.2	$-

Financing activities
Senior bank debt - principal repayment	324.7	-	-	324.7	-
Finance lease payments	1.9	0.9	0.6	0.4	-
Operating lease payments	11.6	3.6	3.8	2.1	2.2
Interest on non-utilization fees	1.8	0.4	0.8	0.6	-
Total	$468.8	$31.3	$56.3	$379.1	$2.2

Off-Balance Sheet Arrangements

As of June 30, 2021, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risks are our exposure to changes in foreign currency exchange rates.

Interest Rate Risk

Following the Company’s refinance in May 2021, the external borrowings of £235.0 million ($324.7 million) are provided at a fixed rate. Therefore movements in rates such as LIBOR do not impact on the current borrowings and the only fluctuation that is expected to be reported will be that solely caused by movements in the exchange rates between the Company’s functional currency and its reporting currency.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net assets total approximately $7.8 million and our US Dollar functional currency net liabilities total approximately $26.0 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of June 30, 2021 would result in translation adjustments of approximately $0.7 million and $2.6 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained losses earned in Euros and in US Dollars in the six months ended June 30, 2021 were €1.3 million and $20.4 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of June 30, 2021 would result in translation adjustments of approximately $0.1million and $1.9 million, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results by approximately $3.4 million and would result in translation adjustments of approximately $13.0 million, recorded in other comprehensive loss.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2021, due to the material weakness described in Item 9A of Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on May 10, 2021. Management have implemented additional controls designed to remediate this material weakness; however, these controls have not operated effectively over a sufficient period of time in order to conclude that the material weakness has been fully remediated.

Notwithstanding the identified material weakness and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2021, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

ITEM 1A. RISK FACTORS

Our business is subject to a high degree of risk. In addition to information set forth in this report, including the risk factors below, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020 and Amendment No. 1 thereto.  You should carefully read and assess all of these risk factors.  Any of these risks could materially and adversely affect our business, operating results, financial condition and prospects, and cause the value of our common stock to decline, which could cause investors in our common stock to lose all or part of their investments.  Other than as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020 and Amendment No. 1 thereto.

The ongoing coronavirus (COVID-19) pandemic is adversely affecting our business.

Our business continues to be affected by the coronavirus (COVID-19) pandemic and future epidemics or pandemics could do the same.. Governments in all of the major jurisdictions in which our land-based customers operate have now reopened land-based venues. No restrictions remain in the United Kingdom. There remains an element of social distancing in venues in Greece and in Italy there are restrictions in place that state only fully vaccinated people can enter our venues. It remains uncertain as to whether and when further restrictions or closures could happen in each jurisdiction and how long they may last. The economic impact of the pandemic may still result in the permanent closure of certain venues and/or a decrease in the willingness or ability of consumers to engage in gambling activities or to be able to access land-based gaming to the same extent, both during and possibly after the pandemic. The pandemic may also adversely affect a broad range of our operations, including our ability to retain and recruit employees, obtain and ship our products, our ability to continue to develop new products and services as effectively when remote working as well as the ability of our customers to pay outstanding amounts due to us. The pandemic and the economic impact on employment may reduce the disposable incomes of players and may result in a decrease in the number of customers willing to visit retail locations. More information about the effect of the COVID-19 pandemic on our business can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of June 30, 2021, our senior debt consisted of an aggregate of £235.0 million ($324.8 million) of Senior Secured Notes (carrying an interest rate of 7.875% per annum, and maturing on June 1, 2026), and we had £20 million ($27.6 million) of credit facility borrowings available under the RCF Agreement (see Note 4).

The Indenture governing the Senior Secured Notes contains incurrence covenants that limit the ability of the Company and the Company’s restricted subsidiaries to, among other things, (i) incur or guarantee additional debt and issue certain preferred stock of restricted subsidiaries; (ii) create or incur certain liens; (iii) make restricted payments, including dividends or distributions to the Company’s stockholders or repurchase the Company’s stock; (iv) prepay or redeem subordinated debt; (v) make certain investments, including participating joint ventures; (vi) create encumbrances or restrictions on the payment of dividends or other distributions by restricted subsidiaries; (vii) sell assets, or consolidate or merge with or into other companies; (viii) sell or transfer all or substantially all of the Company’s assets or those of the Company’s subsidiaries on a consolidated basis; (ix) engage in certain transactions with affiliates; and (x) create unrestricted subsidiaries. Certain of these covenants will be suspended if and for so long as the Senior Secured Notes have investment grade ratings from any two of Moody’s Investors Service, Inc., Standard & Poor’s Investors Ratings Services and Fitch Ratings, Inc. These covenants are subject to exceptions and qualifications as set forth in the Indenture.

The RCF Agreement governing credit facility borrowings contains various covenants (which include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject in each case to certain exceptions), representations, warranties, limitations and events of default (which include non-payment, breach of obligations under the financing documents, cross-default, insolvency and litigation) customary for similar facilities for similarly rated borrowers and subject to customary carve-outs and grace periods. Following the occurrence of an event of default which has not been waived or remedied, the Lenders who represent more than 66.67% of total commitments under the RCF may, subject to the terms of an intercreditor agreement (which governs the relationship between the Lenders and the holders of the Senior Secured Notes), instruct the agent to (i) accelerate the RCF Loans, (ii) instruct the security agent to enforce the transaction security and/or (iii) exercise any other remedies available to the Lenders.

The RCF Agreement requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 6.25x on the test date for the relevant period ending June 30, 2021, stepping down to 6.0x on March 31, 2022, 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Agreement does not include a minimum interest coverage ratio or other financial covenants.

Sales of substantial numbers of our shares by our largest stockholders may adversely impact the market price of our shares.

Our two largest stockholders collectively hold approximately 24.5% of our outstanding common stock as of August 9, 2021. If any of our large stockholders sell substantial amounts of their shares in the public market, the market price of our common stock could decrease significantly. In addition, the perception in the public market that our other large stockholders will sell shares of common stock could also depress our market price. A decline in the price of the shares of our common stock could impede our ability to raise capital through the issuance of additional shares or other equity securities. Moreover, any such decline could result in our common stock trading at prices significantly below the price you paid.

Material weaknesses in our internal control over financial reporting could result in errors in our reported results or disclosures that are not complete or accurate.

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our management identified a material weakness in the Company’s internal control over financial reporting in connection with the restatement of our financial statements which resulted from the reconsideration of the treatment of our warrants (see Part II, Item 9A (“Controls and Procedures”) of our Annual Report on Form 10-K/A filed with the SEC on May 10, 2021). Management has implemented additional controls designed to remediate this material weakness; however, these controls have not operated effectively over a sufficient period of time in order to conclude that the material weakness has been fully remediated. In addition, the adoption of any new accounting standards may require us to add new or change existing internal controls, and we are currently undertaking an ERP system implementation, which could materially impact our internal control over financial reporting. If we cannot maintain and execute adequate internal control over financial reporting or when necessary implement new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we may suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis or be unable to properly report on our business and our results of operations, cash flows and financial condition, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. Additionally, the inherent limitations of internal controls over financial reporting may not prevent or detect all misstatements or fraud, regardless of the adequacy of those controls.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
4.1	Indenture, dated as of May 20, 2021, among Inspired Entertainment (Financing) PLC, as issuer, Inspired Entertainment, Inc., as a guarantor, the subsidiaries of Inspired Entertainment, Inc. named therein, as additional guarantors, GLAS Trustees Limited, as trustee, GLAS Trust Corporation Limited as security agent and GLAS Trust Company LLC as paying agent, transfer agent and registrar (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed with the SEC on May 20, 2021).
4.2	Form of 7.875% Senior Secured Notes due 2026 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company, filed with the SEC on May 20, 2021).
10.1	Super Senior Revolving Credit Facilities Agreement, dated as of May 20, 2021, among Inspired Entertainment, Inc., Gaming Acquisition Limited, Inspired Entertainment (Financing) PLC and Inspired Gaming (UK) Limited as original borrowers, the subsidiaries of Inspired Entertainment, Inc. named therein as original guarantors, Global Loan Agency Services Limited as agent, GLAS Trust Corporation Limited as security agent and Barclays Bank plc and Macquarie Corporate Holdings Pty Limited (UK Branch) as arrangers and original lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on May 20, 2021).
10.2#*	Inspired Entertainment, Inc. 2021 Omnibus Incentive Plan.
10.3#*	Inspired Entertainment, Inc. 2021 Short-Term Incentive Bonus Plan dated June 9, 2021.
10.4#	Letter dated April 12, 2021 to A. Lorne Weil (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 14, 2021).
10.5#	Addendum dated June, 21, 2021 to the Employment Agreement dated October, 9, 2020 by and between Company and A. Lorne Weil (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on June 24, 2021).
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: August 12, 2021		/s/ A. Lorne Weil
	Name:	A. Lorne Weil
	Title:	Executive Chairman
(Principal Executive Officer)

Date: August 12, 2021		/s/ Stewart F.B. Baker
	Name:	Stewart F.B. Baker
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

