Form 10-Q
period 2021-09-30
Inspired Entertainment, Inc.
filed 2021-11-12
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021, there were 23,433,386 shares of the Company’s common stock issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash	$37.1	$47.1
Accounts receivable, net	33.3	27.5
Inventory, net	14.6	17.6
Prepaid expenses and other current assets	26.0	16.8
Total current assets	111.0	109.0

Property and equipment, net	52.6	65.5
Software development costs, net	36.2	42.4
Other acquired intangible assets subject to amortization, net	6.9	7.7
Goodwill	82.7	83.7
Right of use asset	9.9	12.5
Other assets	4.5	3.3
Total assets	$303.8	$324.1

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$16.3	$17.9
Accrued expenses	43.5	31.4
Corporate tax and other current taxes payable	10.3	14.4
Deferred revenue, current	8.5	11.5
Operating lease liabilities	3.2	3.6
Other current liabilities	4.6	2.5
Warrant liability	9.0	13.0
Current portion of finance lease liabilities	0.9	0.6
Total current liabilities	96.3	94.9

Long-term debt	308.7	297.5
Finance lease liabilities, net of current portion	0.9	0.2
Deferred revenue, net of current portion	7.6	11.4
Derivative liability	—	1.7
Operating lease liabilities	7.4	9.2
Other long-term liabilities	3.8	10.9
Total liabilities	424.7	425.8

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 22,754,597 shares and 22,430,475 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid in capital	331.2	324.6
Accumulated other comprehensive income	40.8	31.1
Accumulated deficit	(492.9)	(457.4)
Total stockholders’ deficit	(120.9)	(101.7)
Total liabilities and stockholders’ deficit	$303.8	$324.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Service	$68.7	$55.6	$123.3	$113.7
Product sales	8.9	4.5	18.6	14.3
Total revenue	77.6	60.1	141.9	128.0

Cost of sales, excluding depreciation and amortization:
Cost of service	(13.8)	(10.8)	(23.9)	(21.8)
Cost of product sales	(4.7)	(3.3)	(10.6)	(9.8)
Selling, general and administrative expenses	(33.0)	(22.6)	(76.7)	(63.8)
Acquisition and integration related transaction expenses	—	(1.2)	(1.5)	(5.6)
Depreciation and amortization	(11.2)	(14.0)	(36.2)	(39.9)
Net operating income (loss)	14.9	8.2	(7.0)	(12.9)

Other (expense) income
Interest income	0.1	0.1	0.2	0.5
Interest expense	(7.3)	(8.3)	(38.1)	(22.5)
Change in fair value of warrant liability	17.3	0.2	3.8	6.1
Loss from equity method investee	—	—	—	(0.5)
Other finance income (expense)	0.3	0.3	5.5	(5.9)

Total other income (expense), net	10.4	(7.7)	(28.6)	(22.3)

Income (loss) before income taxes	25.3	0.5	(35.6)	(35.2)
Income tax (expense) benefit	(0.3)	—	0.1	(0.3)
Net income (loss)	25.0	0.5	(35.5)	(35.5)

Other comprehensive (loss)/income:
Foreign currency translation gain (loss)	3.2	(4.2)	2.2	(0.7)
Change in fair value of hedging instrument	—	(0.4)	0.3	(2.7)
Reclassification of loss on hedging instrument to comprehensive income	0.3	0.3	1.3	1.0
Actuarial gains (losses) on pension plan	0.4	(0.3)	5.9	(4.6)
Other comprehensive income (loss)	3.9	(4.6)	9.7	(7.0)

Comprehensive income (loss)	$28.9	$(4.1)	$(25.8)	$(42.5)

Net income (loss) per common share – basic	$1.10	$0.02	$(1.57)	$(1.59)
Net income (loss) per common share – diluted	$0.30	$0.02	$(1.57)	$(1.59)

Weighted average number of shares outstanding during the period – basic	22,744,022	22,405,376	22,641,188	22,396,652
Weighted average number of shares outstanding during the period – diluted	25,763,351	23,344,402	22,641,188	22,396,652

Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(3.8)	$(1.1)	$(8.6)	$(3.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2021 TO SEPTEMBER 30, 2021

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2021	22,430,475	$—	$324.6	$31.1	$(457.4)	$(101.7)
Foreign currency translation adjustments	—	—	—	(1.1)	—	(1.1)
Actuarial gains on pension plan	—	—	—	4.6	—	4.6
Change in fair value of hedging instrument	—	—	—	0.6	—	0.6
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.5	—	0.5
Shares issued in net settlement of RSUs	163,732	—	—	—	—	—
Stock-based compensation expense	—	—	1.4	—	—	1.4
Net loss	—	—	—	—	(16.7)	(16.7)
Balance as of March 31, 2021	22,594,207	$—	$326.0	$35.7	$(474.1)	$(112.4)
Foreign currency translation adjustments	—	—	—	0.1	—	0.1
Actuarial gains on pension plan	—	—	—	0.9	—	0.9
Change in fair value of hedging instrument	—	—	—	(0.3)	—	(0.3)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.5	—	0.5
Stock-based compensation expense	—	—	3.3	—	—	3.3
Net loss	—	—	—	—	(43.8)	(43.8)
Balance as of June 30, 2021	22,594,207	$—	$329.3	$36.9	$(517.9)	$(151.7)
Foreign currency translation adjustments	—	—	—	3.2	—	3.2
Actuarial gains on pension plan	—	—	—	0.4	—	0.4
Change in fair value of hedging instrument	—	—	—	—	—	—
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.3	—	0.3
Shares issued in net settlement of RSUs	160,390	—	(1.6)	—	—	(1.6)
Stock-based compensation expense	—	—	3.5	—	—	3.5
Net income	—	—	—	—	25.0	25.0
Balance as of September 30, 2021	22,754,597	$—	$331.2	$40.8	$(492.9)	$(120.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2020 TO SEPTEMBER 30, 2020

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2020	22,230,768	$—	$320.6	$45.1	$(425.0)	$(59.3)
Foreign currency translation adjustments	—	—	—	3.1	—	3.1
Actuarial gains on pension plan	—	—	—	4.4	—	4.4
Change in fair value of hedging instrument	—	—	—	(1.5)	—	(1.5)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.4	—	0.4
Shares issued in net settlement of RSUs	166,959	—	—	—	—	—
Stock-based compensation expense	—	—	1.0	—	—	1.0
Net loss	—	—	—	—	(9.8)	(9.8)
Balance as of March 31, 2020	22,397,727	$—	$321.6	$51.5	$(434.8)	$(61.7)
Foreign currency translation adjustments	—	—	—	0.4	—	0.4
Actuarial losses on pension plan	—	—	—	(8.7)	—	(8.7)
Change in fair value of hedging instrument	—	—	—	(0.8)	—	(0.8)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.3	—	0.3
Stock-based compensation expense – ESPP	7,649	—	—	—	—	—
Stock-based compensation expense	—	—	1.0	—	—	1.0
Net loss	—	—	—	—	(26.2)	(26.2)
Balance as of June 30, 2020	22,405,376	$—	$322.6	$42.7	$(461.0)	$(95.7)
Foreign currency translation adjustments	—	—	—	(4.2)	—	(4.2)
Actuarial losses on pension plan	—	—	—	(0.3)	—	(0.3)
Change in fair value of hedging instrument	—	—	—	(0.4)	—	(0.4)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.3	—	0.3
Stock-based compensation expense	—	—	1.1	—	—	1.1
Net income	—	—	—	—	0.5	0.5
Balance as of September 30, 2020	22,405,376	$—	$323.7	$38.1	$(460.5)	$(98.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(35.5)	$(35.5)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	36.2	39.9
Amortization of right of use asset	2.5	2.7
Stock-based compensation expense	8.6	3.1
Change in fair value of warrant liability	(3.8)	(6.1)
Impairment of investment in equity method investee	—	0.7
Foreign currency translation on senior bank debt	(4.6)	6.6
Reclassification of loss on hedging instrument to comprehensive income	1.3	0.7
Non-cash interest expense relating to senior debt	16.7	2.2
Changes in assets and liabilities:
Accounts receivable	(7.0)	(5.8)
Inventory	4.1	1.1
Prepaid expenses and other assets	(10.2)	2.8
Corporate tax and other current taxes payable	(5.4)	5.2
Accounts payable	(1.4)	4.1
Deferred revenues and customer prepayment	(3.8)	(4.7)
Accrued expenses	12.6	16.3
Operating lease liabilities	(2.0)	(2.3)
Other long-term liabilities	(1.3)	0.5
Net cash provided by operating activities	7.0	31.5

Cash flows from investing activities:
Purchases of property and equipment	(8.5)	(11.9)
Disposals of property and equipment		—
Purchases of capital software	(9.7)	(10.1)
Net cash used in investing activities	(18.2)	(22.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	333.1	—
Proceeds from issuance of revolver	—	9.2
Repayments of long-term debt	(320.6)	—
Cash paid in connection with terminated interest rate swaps	(2.1)	—
Debt fees incurred	(9.1)	(3.1)
Repayments of finance leases	(0.4)	(0.7)
Net cash provided by financing activities	0.9	5.4

Effect of exchange rate changes on cash	0.3	(0.1)
Net (decrease) increase in cash	(10.0)	14.8
Cash, beginning of period	47.1	29.1
Cash, end of period	$37.1	$43.9

Supplemental cash flow disclosures
Cash paid during the period for interest	$17.6	$0.6
Cash paid during the period for income taxes	$1.2	$0.1
Cash paid during the period for operating leases	$3.1	$2.4

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired through finance lease	$1.3	$1.5
Property and equipment transferred to inventory	$1.3	$—
Additional paid in capital from net settlement of RSUs	$(1.6)	$—
Lease liabilities arising from obtaining right of use assets	$—	$(6.1)
Adjustment to goodwill arising from adjustment to fair value of assets acquired	$—	$(0.2)
Capitalized interest payments	$—	$10.6
Assets arising from asset retirement obligations	$—	$0.8

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

Management Liquidity Plans

As of September 30, 2021, the Company’s cash on hand was $37.1 million, and the Company had working capital of $14.7 million. The Company recorded net income of $25.0 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively. Net income includes non-cash changes in fair value of warrant liability of $17.3 million income and $0.2 million income for the three months ended September 30, 2021 and 2020, respectively, and non-cash stock-based compensation of $3.8 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively. The Company recorded net losses of $35.5 million and $35.5 million for the nine months ended September 30, 2021 and 2020, respectively. Net losses include non-cash debt fees expensed as part of the repayment of Prior Financing (see Note 4) of $14.4 million and $0.0 million for the nine months ended September 30, 2021 and 2020, respectively, non-cash changes in fair value of warrant liability of $3.8 million income and $6.1 million income for the nine months ended September 30, 2021 and 2020, respectively, excess depreciation and amortization over capital expenditure of $18.0 million and $17.9 million for the nine months ended September 30, 2021, and 2020, respectively, and non-cash stock-based compensation of $8.6 million and $3.1 million for the nine months ended September 30, 2021 and 2020, respectively. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $7.0 million and $31.5 million for the nine months ended September 30, 2021 and 2020, respectively with the change year on year due to higher debt interest payments made in the nine months ended September 30, 2021, as there was an agreement in place to defer and capitalize such payments in the nine months ended September 30, 2020. Working capital of $14.7 million includes a non-cash settled item of $8.5 million of deferred income, and an item not expected to be cash settled of $9.0 million comprising a warrant liability. Management currently believes that, absent any unanticipated COVID-19 impact (see below), the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through November 2022.

Governments in all of the major jurisdictions in which our land-based customers operate have now reopened land-based venues. As of April 12, 2021, in the United Kingdom, licensed betting offices in England and Wales have reopened with certain restrictions including operating two of four gaming machines per venue, limited dwell time of 15 minutes, as well as a maximum of two visits per day per patron and an 8:00pm curfew. These restrictions remained in place until May 17, 2021. Gaming machines in pubs, holiday parks, motorway services, Scottish betting offices and adult gaming centers across the United Kingdom reopened on May 17, 2021, with social distancing restrictions in place. All social distancing restrictions were removed in England as of July 19, 2021. As of August 9, 2021, no restrictions remain in the United Kingdom. There remains an element of social distancing in venues in Greece and in Italy, and there are restrictions in place that state only fully vaccinated people can enter our venues which came into place in Italy on August 20, 2021, and in Greece on September 13, 2021. It remains uncertain as to whether and when further restrictions or closures could happen in each jurisdiction and how long they may last. We continue to protect our existing available liquidity by pro-actively managing capital expenditures and working capital as well as identifying both immediate and longer-term opportunities for cost savings.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2020 and 2019. The financial information as of December 31, 2020 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2021 (the “Original 10-K”), as amended and filed on Form 10-K/A with the SEC on May 10, 2021 (the “10-K/A”). The interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Restatement of Previously Reported Information

On May 7, 2021, the Company’s independent registered public accounting firm, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it was appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020, and December 31, 2019, and for the years ended December 31, 2020, and December 31, 2019, which were included in the Original 10-K.

The restatement related to the SEC’s public statement released on April 12, 2021, informing market participants that warrants issued by special purpose acquisition companies may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings.

The effect of the restatement on previously reported information for the three months ended September 30, 2020 is as follows:

	As Previously Reported	Adjustments	As Restated
	(in millions, except per share data)
Consolidated Statements of Stockholders’ Deficit as of July 1, 2020
Additional paid in capital	$348.6	$(26.0)	$322.6
Accumulated deficit	(483.1)	22.1	(461.0)

Consolidated Statement of Operations and Comprehensive Loss for the three months ended September 30, 2020
Change in fair value of warrant liability	$—	$0.2	$0.2
Net income	0.3	0.2	0.5
Comprehensive loss	(4.3)	0.2	(4.1)

Net income per common share – basic and diluted	$0.01	$0.01	$0.02

Consolidated Statements of Stockholders’ Deficit as of September 30, 2020
Additional paid in capital	$349.7	$(26.0)	$323.7
Accumulated deficit	(482.8)	22.3	(460.5)

The effect of the restatement on previously reported information for the nine months ended September 30, 2020 is as follows:

	As Previously Reported	Adjustments	As Restated
	(in millions, except per share data)
Consolidated Statements of Stockholders’ Deficit as of January 1, 2020
Additional paid in capital	$346.6	$(26.0)	$320.6
Accumulated deficit	(441.2)	16.2	(425.0)

Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2020
Change in fair value of warrant liability	$—	$6.1	$6.1
Net loss	(41.6)	6.1	(35.5)
Comprehensive loss	(48.6)	6.1	(42.5)

Net loss per common share – basic and diluted	$(1.86)	$0.27	$(1.59)

Consolidated Statements of Stockholders’ Deficit as of September 30, 2020
Additional paid in capital	$349.7	$(26.0)	$323.7
Accumulated deficit	(482.8)	22.3	(460.5)

Recharacterization of Previously Reported Information

In prior periods, up to and including the interim period nine months ended September 30, 2020, the Company operated its business along three operating segments: Server Based Gaming, Virtual Sports (which included Interactive) and Acquired Businesses (which consisted of businesses acquired from Novomatic UK Ltd., a division of Novomatic Group, an international supplier of gaming equipment and solutions (the “NTG Acquisition”)). During the period subsequent to September 30, 2020, the Company completed the process of changing its internal structure, which had been ongoing since the NTG Acquisition, and as a result changed the composition of its operating segments. The Company now operates its business along four operating segments, which are segregated on the basis of revenue stream: Gaming, Virtual Sports, Interactive and Leisure. The Company believes this method of segment reporting reflects both the way its business segments are now managed and the way the performance of each segment is now evaluated.

As part of the recharacterization exercise, certain items of Revenue, Cost of Sales and Selling, General and Administrative Expenses have been recharacterized to ensure consistency with similar items across the Group. The revenue recharacterizations are to ensure spares and similar items are reflected with other items of hardware (Product Sales).

The resulting impact on previously reported information for the three months ended September 30, 2020 is as follows: Service Revenue, previously reported $56.4 million, now $55.6 million; Product Sales Revenue, previously reported $3.7 million, now $4.5 million; Cost of Service, previously reported $11.2 million, now $10.8 million; Selling, General and Administrative Expenses (excluding Stock-based compensation), previously reported $21.9 million, now $21.5 million.

The resulting impact on previously reported information for the nine months ended September 30, 2020 is as follows: Service Revenue, previously reported $114.8 million, now $113.7 million; Product Sales Revenue, previously reported $13.2 million, now $14.3 million; Cost of Service, previously reported $20.9 million, now $21.8 million; Selling, General and Administrative Expenses (excluding Stock-based compensation), previously reported $61.6 million, now $60.7 million.

The recharacterization has no impact on the previously reported Net Operating Loss, Net Loss or Net Comprehensive Loss for the three and nine months ended September 30, 2020.

2.	Inventory

Inventory consists of the following:

	September 30, 2021	December 31, 2020
	(in millions)
Component parts	$11.5	$12.1
Work in progress	—	1.7
Finished goods	3.1	3.8
Total inventories	$14.6	$17.6

Component parts include parts for gaming terminals. Included in inventory are reserves for excess and slow-moving inventory of $2.5 million and $1.5 million as of September 30, 2021 and December 31, 2020, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

3.	Contract Liabilities and Other Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At September 30, 2021	$37.5	$19.7	$(16.1)	$(4.6)
At December 31, 2020	$30.4	$8.2	$(22.9)	$(1.6)
At December 31, 2019	$24.5	$15.3	$(27.8)	$(1.9)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $8.5 million and $10.3 million for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively.

4.	Long Term and Other Debt

Senior Secured Notes

On May 20, 2021, Inspired Entertainment (Financing) PLC, a wholly owned subsidiary of the Company, issued £235.0 million ($316.9 million, as translated at September 30, 2021) aggregate principal amount of its 7.875% senior secured notes due 2026 (the “Senior Secured Notes”). The Senior Secured Notes bear interest at a rate of 7.875% per annum and mature on June 1, 2026. Interest is payable on the Senior Secured Notes on June 1 and December 1 of each year, commencing on December 1, 2021

The Senior Secured Notes and related guarantees were issued under an indenture (the “Indenture”), among Inspired Entertainment (Financing) PLC, as issuer, the Company and certain English and U.S. subsidiaries of the Company, as guarantors (collectively and together with the Company, the “Guarantors”), GLAS Trustees Limited, as trustee, GLAS Trust Corporation Limited, as security agent and GLAS Trust Company LLC as paying agent, transfer agent and registrar. The terms of the Senior Secured Notes and related guarantees are governed by the Indenture.

The Company used proceeds from the offering of the Senior Secured Notes to repay its £145.8 million ($196.6 million) senior secured term loan facility and €93.1 million ($107.9 million) senior secured term loan facility and accrued interest thereon (the “Prior Financing”), to close-out derivative contracts entered into in connection with the Prior Financing and to pay fees, commissions and expenses incurred in connection with the refinancing.

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

Revolving Credit Facility

In connection with the issuance of the Senior Secured Notes on May 20, 2021, the Company and certain of our direct and indirect wholly-owned subsidiaries, entered into a Super Senior Revolving Credit Facility Agreement (the “RCF Agreement”) with Global Loan Agency Services Limited, as agent, Barclays Bank plc (“Barclays”) and Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK” and together with Barclays, the “Arrangers”) as arrangers and each lender party thereto (the “Lenders”), pursuant to which the Lenders agreed to provide, subject to certain conditions, a secured revolving facility loan in an original principal amount of £20 million ($27.0 million) under which certain of our subsidiaries are able to draw funds (the “RCF Loan”). The RCF Loans will terminate on November 20, 2025.

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

The RCF Agreement requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 6.25x on the test date for the relevant period ending June 30, 2021, stepping down to 6.0x on March 31, 2022, 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net income (loss) excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Agreement does not include a minimum interest coverage ratio or other financial covenants.

The outstanding principal amount of each advance under the RCF Loans is payable on the last day of the interest period relating to such advance, unless such advance is rolled over on a cashless basis in accordance with customary rollover provisions contained in the RCF Agreement, with a final repayment on November 20, 2025.

Termination of Prior Financing

The Company’s previous debt consisted of two tranches of senior secured term loans in a principal amount of £145.8 million ($196.6 million) with a cash interest rate of 8.25% plus 3-month LIBOR and €93.1 million ($107.9 million) with a cash interest rate of 7.75% plus 3-month EURIBOR, respectively and a secured revolving facility loan in a principal amount of £20.0 million ($27.0 million) with a cash interest rate on any utilization of 6.50% plus 3-month LIBOR.

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

Outstanding Debt and Finance Leases

The following reflects outstanding debt and finance leases as of the dates indicated below:

	Principal	Unamortized deferred financing charge	Book value, September 30, 2021
	(in millions)
Senior debt	$316.9	$(8.2)	$308.7
Finance lease liabilities	1.8	—	1.8
Total long-term debt outstanding	318.7	(8.2)	310.5
Less: current portion of long-term debt	(0.9)	—	(0.9)
Long-term debt, excluding current portion	$317.8	$(8.2)	$309.6

	Principal	Unamortized deferred financing charge	Book value, December 31, 2020
	(in millions)
Senior debt	$313.3	$(15.8)	$297.5
Finance lease liabilities	0.8	—	0.8
Total long-term debt outstanding	314.1	(15.8)	298.3
Less: current portion of long-term debt	(0.6)	—	(0.6)
Long-term debt, excluding current portion	$313.5	$(15.8)	$297.7

The Company is in compliance with all relevant financial covenants and the long-term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt as of September 30, 2021 matures as follows:

Fiscal period:	Senior bank debt	Finance leases	Total
	(in millions)
2021	$—	$0.6	$0.6
2022	—	0.4	0.4
2023	—	0.3	0.3
2024	—	0.5	0.5
2025	—	—	—
2026	316.9	—	316.9
Total	$316.9	$1.8	$318.7

5. Derivatives and Hedging Activities

The Company was party to two interest rate swaps with UBS AG designed to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows on a portion of the previous floating rate debt facilities. The swaps fixed the variable interest rate of the debt facilities and provided protection over potential interest rate increases by providing a fixed rate of interest payment in return. The interest rate swaps were for £95 million ($128.1 million) at a fixed rate of 0.9255% based on the 6-month LIBOR rate and for €60 million ($69.5 million) at a fixed rate of 0.102% based on the 6-month EURIBOR rate.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense over the life of the original instruments. During the next twelve months, the Company estimates that an additional $0.7 million will be reclassified as an increase to interest expense.

As of September 30, 2021, the company did not have any derivatives. As of December 31, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	2	£95 million ($128.1 million) at a fixed rate of 0.9255% based on the 6-month LIBOR rate and €60 million ($69.5 million) at a fixed rate of 0.102% based on the 6-month EURIBOR rate

The Company did not have any derivative financial instruments as of September 30, 2021. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of December 31, 2020.

	Balance Sheet Classification	Asset Derivatives Fair Value	Balance Sheet Classification	Liability Derivatives Fair Value
		(in millions)		(in millions)
Derivatives designated as hedging instruments:
Interest Rate Products	Fair Value of Hedging Instruments	$—	Other Current Liabilities and Long Term Derivative Liability	$(2.6)
Total derivatives designated as hedging instruments		$—		$(2.6)

The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income for the nine months ended September 30, 2021.

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(in millions)		(in millions)
Interest Rate Products	$0.3	Interest Expense	$(1.3)
Total	$0.3		$(1.3)

The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income for the nine months ended September 30, 2020.

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(in millions)		(in millions)
Interest Rate Products	$(2.7)	Interest Expense	$(1.0)
Total	$(2.7)		$(1.0)

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the nine months ended September 30, 2021.

Interest Expense
(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$38.2

Gain/(loss) on cash flow hedging relationships in Subtopic 815-20	$(1.3)

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the nine months ended September 30, 2020.

Interest Expense
(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$22.5

Gain/(loss) on cash flow hedging relationships in Subtopic 815-20	$(1.0)

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

		September 30,	December 31,
	Level	2021	2020
		(in millions)
Public Warrants (included in warrant liability)	1	$(3.5)	$(3.2)
Long term receivable (included in other assets)	2	$3.8	$1.4
Private Placement Warrants (included in warrant liability)	2	$(5.5)	$(9.8)
Derivative liability (see Note 5)	2	$—	$(2.6)

The fair value of our long-term senior debt as of September 30, 2021, was $323.2 million, based upon quoted prices in the marketplace, which are considered Level 2 inputs.

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

At September 30, 2021 and December 31, 2020, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

7. Stock-Based Compensation

The Company’s stock-based compensation plans authorize awards of restricted stock units (“RSUs”), stock options and other equity-related awards. The Company’s 2021 Omnibus Incentive Plan (“2021 Plan”) was adopted by the Company’s Board of Directors on April 12, 2021 and approved by our stockholders on May 11, 2021. The 2021 Plan succeeds the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”) such that shares subject to the 2018 Plan’s unused reserve (e.g., as a result of termination or forfeiture of awards) are instead rolled over to the 2021 Plan. The Company has two other predecessor plans, the 2016 Long-Term Incentive Plan and the Second Long-Term Incentive Plan (collectively, the “Prior Plans”), whose available balances were terminated in connection with approval of the 2018 Plan. Although outstanding awards under the Prior Plans remain governed by the terms of the Prior Plans, no new awards may be granted or become available for grant under the Prior Plans.

As of September 30, 2021, there were (i) 1,628,467 shares subject to outstanding awards under the 2021 Plan, including 514,220 shares subject to performance-based target awards, 232,500 shares subject to market-price vesting conditions and 165,000 shares subject to awards as to which the applicable vesting conditions have been met which remain subject to deferred settlement; (ii) 1,464,440 shares subject to outstanding awards under the 2018 Plan, including 75,000 shares subject to performance-based target awards, 254,121 shares subject to awards that were previously subject to performance criteria that were determined to have been met for the applicable performance year which awards continue to remain subject to a time-based vesting schedule and 87,613 shares subject to awards as to which the applicable vesting conditions have been met which remain subject to deferred settlement; and (iii) 2,411,319 shares subject to outstanding awards under the Prior Plans, including 1,092,633 shares subject to market-price vesting conditions that have a satisfaction deadline of December 23, 2021 and 1,318,686 shares subject to awards as to which the applicable vesting conditions have been met which remain subject to deferred settlement. As of September 30, 2021, there were 1,521,434 shares available for new awards under the 2021 Plan (which includes shares rolled over from the 2018 Plan) and no shares available for new awards under the Prior Plans. All awards consist of RSUs and Restricted Stock.

The Company also has an employee stock purchase plan (“ESPP”) that authorizes the issuance of up to an aggregate of 500,000 shares of common stock pursuant to purchases thereunder by employees. The ESPP, which was approved by stockholders in July 2017, is administered by the Compensation Committee which has discretion to designate the length of offering periods and other terms subject to the requirements of the ESPP. As of September 30, 2021, a total of 467,751 shares remain available for purchase under the ESPP.

A summary of the Company’s RSU activity during the nine months ended September 30, 2021 is as follows:

Number of Shares

Unvested Outstanding at January 1, 2021	2,149,118
Granted	1,692,486
Forfeited	(46,609)
Vested	(486,184)
Unvested Outstanding at September 30, 2021	3,308,811

The Company issued a total of 324,122 shares during the nine months ended September 30, 2021, 160,390 in connection with the net settlement of RSUs that vested on June 30, 2021 and 163,732 in connection with the net settlement of RSUs that vested on December 31, 2020.

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

The Company recognized stock-based compensation expense amounting to $3.8 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively, and $8.6 million and $3.1 million for the nine months ended September 30, 2021 and 2020, respectively. Total unrecognized compensation expense related to unvested stock awards and unvested RSUs at September 30, 2021 amounts to $14.6 million and is expected to be recognized over a weighted average period of 1.7 years.

8. Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2021	$(71.1)	$2.8	$37.2	$(31.1)
Change during the period	1.1	(1.1)	(4.6)	(4.6)
Balance at March 31, 2021	(70.0)	1.7	32.6	(35.7)
Change during the period	(0.1)	(0.2)	(0.9)	(1.2)
Balance at June 30, 2021	(70.1)	1.5	31.7	(36.9)
Change during the period	(3.2)	(0.3)	(0.4)	(3.9)
Balance at September 30, 2021	$(73.3)	$1.2	$31.3	$(40.8)

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2020	$(76.5)	$1.4	$30.0	$(45.1)
Change during the period	(3.1)	1.1	(4.4)	(6.4)
Balance at March 31, 2020	(79.6)	2.5	25.6	(51.5)
Change during the period	(0.4)	0.5	8.7	8.8
Balance at June 30, 2020	(80.0)	3.0	34.3	(42.7)
Change during the period	4.2	0.1	0.3	4.6
Balance at September 30, 2020	$(75.8)	$3.1	$34.6	$(38.1)

Included within accumulated other comprehensive income is an amount of $1.2 million relating to the change in fair value of discontinued hedging instruments. This amount will be amortized as a charge to income over the life of the original instruments, in accordance with US GAAP.

9. Net Income (Loss) per Share

Basic income (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period, including stock options, restricted stock, RSUs and warrants, using the treasury stock method, and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

RSUs	938,517	—	4,880,110	3,714,268
Unvested Restricted Stock	624,116	624,116	624,116	624,116
Stock Warrants	—	9,539,565	9,539,565	9,539,565
	1,562,633	10,163,681	15,043,791	13,877,949

10. Other Finance Income (Expense)

Other finance income (expense) consisted of the following for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Pension interest cost	$(0.4)	$(0.5)	$(1.2)	$(1.6)
Expected return on pension plan assets	0.7	0.8	2.1	2.3
Foreign currency translation on senior debt	—	—	4.6	(6.6)
	$0.3	$0.3	$5.5	$(5.9)

11. Income Taxes

The effective income tax rate for the three months ended September 30, 2021 and 2020 was 1.1% and 0.0%, respectively, resulting in a $0.3 million and a $0.0 million income tax expense, respectively. The effective income tax rate for the nine months ended September 30, 2021 and 2020 was 0.3% and 0.7%, respectively, resulting in a $0.1 million income tax benefit and a $0.3 million income tax expense, respectively. The Company’s effective income tax rate has fluctuated primarily as a result of the income mix between jurisdictions.

The income tax expense for the three and nine months ended September 30, 2021 and 2020 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to pre-tax losses for which no tax benefit can be recorded, and foreign earnings being taxed at rates different than the US statutory rate.

12. Related Parties

HG Vora Special Opportunities Master Fund Limited (“HG Vora”) (a purchaser of our Senior Secured Notes issued on May 20, 2021) was the beneficial owner of approximately 13.04% of our common stock as of September 30, 2021, including 400,000 shares underlying warrants to purchase common stock, and such ownership level declined to below 5% during the quarter ending December 31, 2021. The portion of the Company’s aggregate senior debt of $316.9 million at September 30, 2021, and $313.3 million at December 31, 2020, held by HG Vora at September 30, 2021 and December 31, 2020 was $53.9 million and $0.0 million, respectively. Interest expense payable to HG Vora for the three months ended September 30, 2021 and 2020 amounted to $1.1 million and $0.0 million, respectively, and for the nine months ended September 30, 2021 and 2020 amounted to $1.6 million and $0.0 million, respectively. In addition, $1.5 million and $0.0 million of accrued interest payable was due to HG Vora at September 30, 2021 and December 31, 2020, respectively. HG Vora was also an investor in Leisure Acquisition Corp., a special purpose acquisition company affiliated with two members of our management which completed its business combination on June 30, 2021.

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”), (an arranger and lending party under our RCF Agreement) is an affiliate of MIHI LLC, which beneficially owned approximately 16.51% of our common stock as of September 30, 2021, including 1,000,000 shares underlying warrants to purchase common stock. Macquarie UK was also one of the lending parties with respect to our previous senior secured term loans and revolving credit facility under our prior senior facilities agreement. The portion of the Company’s aggregate senior debt of $316.9 million at September 30, 2021, and $313.3 million at December 31, 2020 held by Macquarie UK at September 30, 2021 and December 31, 2020 was $0.0 million and $30.7 million, respectively. Interest expense payable to Macquarie UK for the three months ended September 30, 2021 and 2020 amounted to $0.0 million and $0.6 million, respectively, and for the nine months ended September 30, 2021 and 2020 amounted to $0.9 million and $1.7 million, respectively. In addition, $0.0 million and $0.6 million of accrued interest payable was due to Macquarie UK at September 30, 2021 and December 31, 2020, respectively. MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

We incurred certain offering expenses in connection with an underwritten public offering of shares held by a significant stockholder, the Landgame Trust, which closed on June 1, 2021, as to which our expenses were reimbursed by the stockholder. For the nine months ended September 30, 2021, the aggregate amount invoiced for reimbursement was $0.2 million. The selling stockholder sold an aggregate of 6,217,628 shares in the offering (including 810,995 shares subject to an over-allotment option that was exercised in full) at an offering price of $9.25 per share, less underwriting discounts and commissions of $0.4625 per share. One of the participating underwriters in the offering was Macquarie Capital (USA) Inc., an affiliate of MIHI LLC (see paragraph above), pursuant to which it purchased 870,468 of the shares including 113,539 shares subject to the over-allotment option.

13. Leases

The Company is party to leases with third parties with respect to various gaming machines. Gaming machine leases typically include a lease (of the machine) and a non-lease (provision of software services) component.

The components of lease income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Interest receivable from sales type leases	$—	$0.1	$—	$0.1
Operating lease income	1.3	0.9	1.8	1.9
Variable income from sales type leases	—	0.3	0.1	0.5
	$1.3	$1.3	$1.9	$2.5

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

The total amount of employer contributions paid during the nine months ended September 30, 2021 amounted to $1.1 million relating to the nine months ended September 30, 2021, and $0.4 million of contributions relating to the year ending December 31, 2020 agreed with the trustees of the scheme to be deferred into the year ending December 31, 2021.

The following table presents the components of our net periodic pension benefit cost:

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Components of net periodic pension benefit cost:
Interest cost	$1.2	$1.6
Expected return on plan assets	(2.1)	(2.3)
Net periodic benefit	$(0.9)	$(0.7)

The following table sets forth the estimate of the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	September 30, 2021	December 31, 2020
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$127.8	$110.4
Interest cost	1.2	2.2
Actuarial (gain) loss	(7.3)	14.5
Benefits paid	(1.9)	(4.1)
Foreign currency translation adjustments	(1.4)	4.8
Benefit obligation at end of period	$118.4	$127.8
Change in plan assets:
Fair value of plan assets at beginning of period	$118.7	$107.3
Actual gain on plan assets	—	9.8
Employer contributions	1.1	1.6
Benefits paid	(1.9)	(4.1)
Foreign currency translation adjustments	(1.6)	4.1
Fair value of assets at end of period	$116.3	$118.7
Amount recognized in the consolidated balance sheets:
Unfunded status (non-current)	$(2.1)	$(9.1)
Net amount recognized	$(2.1)	$(9.1)

16. Segment Reporting and Geographic Information

The Company operates its business along four operating segments, which are segregated on the basis of revenue stream: Gaming, Virtual Sports, Interactive and Leisure. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

In prior periods, up to and including the interim period nine months ended September 30, 2020, the Company operated its business along three operating segments: Server Based Gaming, Virtual Sports (which included Interactive) and Acquired Businesses (which consisted of the businesses acquired from the NTG Acquisition). During the period subsequent to September 30, 2020, the Company completed the process of changing its internal structure, which had been ongoing since the NTG Acquisition, and as a result changed the composition of its operating segments.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), total assets and total capital expenditures for the periods ended September 30, 2021 and September 30, 2020, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, right of use assets, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions. All acquisition and integration related transaction expenses are allocated as corporate function costs. Amounts previously disclosed for the three and nine months ended September 30, 2020 have been recharacterized in line with the current operating segments and categories. The tables also reflect the recharacterization of previously reported information as described in Note 1.

Segment Information

Three Months Ended September 30, 2021

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$19.7	$10.5	$6.1	$32.4	$—	$68.7
Product sales	7.9	—	—	1.0	—	8.9
Total revenue	27.6	10.5	6.1	33.4	—	77.6
Cost of sales, excluding depreciation and amortization:
Cost of service	(4.1)	(0.5)	(1.0)	(8.2)	—	(13.8)
Cost of product sales	(4.2)	—	—	(0.5)	—	(4.7)
Selling, general and administrative expenses	(8.4)	(1.4)	(1.7)	(11.7)	(6.0)	(29.2)
Stock-based compensation expense	(0.5)	(0.3)	(0.2)	(0.1)	(2.7)	(3.8)
Acquisition and integration related transaction expenses		—	—	—	—	—
Depreciation and amortization	(5.3)	(0.7)	(0.9)	(3.9)	(0.4)	(11.2)
Segment operating income (loss)	5.1	7.6	2.3	9.0	(9.1)	14.9

Net operating income						$14.9

Total assets at September 30, 2021	$82.0	$61.0	$13.1	$94.0	$53.7	$303.8

Total goodwill at September 30, 2021	$1.4	$47.4	$0.4	$33.5	$—	$82.7
Total capital expenditures for the three months ended September 30, 2021	$2.4	$0.6	$0.9	$1.5	$0.3	$5.7

Three Months Ended September 30, 2020

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$27.2	$8.3	$3.5	$16.6	$—	$55.6
Product sales	3.7	—	—	0.8	—	4.5
Total revenue	30.9	8.3	3.5	17.4	—	60.1
Cost of sales, excluding depreciation and amortization:
Cost of service	(5.8)	(0.7)	(0.4)	(3.9)	—	(10.8)
Cost of product sales	(2.7)	—	—	(0.6)	—	(3.3)
Selling, general and administrative expenses	(6.0)	(0.8)	(0.9)	(9.6)	(4.2)	(21.5)
Stock-based compensation expense	(0.2)	(0.1)	(0.1)	—	(0.7)	(1.1)
Acquisition and integration related transaction expenses	—	—	—	—	(1.2)	(1.2)
Depreciation and amortization	(6.6)	(1.0)	(0.5)	(5.4)	(0.5)	(14.0)
Segment operating income (loss)	9.6	5.7	1.6	(2.1)	(6.6)	8.2

Net operating income						$8.2

Total assets at December 31, 2020	$93.9	$64.4	$8.5	$87.0	$70.3	$324.1

Total goodwill at December 31, 2020	$1.4	$48.0	$0.4	$33.9	$—	$83.7
Total capital expenditures for the three months ended September 30, 2020	$2.1	$1.2	$0.6	$1.1	$1.4	$6.4

Nine Months Ended September 30, 2021

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$38.1	$25.0	$17.1	$43.1	$—	$123.3
Product sales	16.5	—	—	2.1	—	18.6
Total revenue	54.6	25.0	17.1	45.2	—	141.9
Cost of sales, excluding depreciation and amortization:
Cost of service	(8.3)	(1.3)	(2.7)	(11.6)	—	(23.9)
Cost of product sales	(9.5)	—	—	(1.1)	—	(10.6)
Selling, general and administrative expenses	(19.2)	(5.2)	(4.0)	(23.1)	(16.6)	(68.1)
Stock-based compensation expense	(1.1)	(0.5)	(0.4)	(0.3)	(6.3)	(8.6)
Acquisition and integration related transaction expenses	—	—	—	—	(1.5)	(1.5)
Depreciation and amortization	(17.7)	(2.5)	(2.5)	(12.2)	(1.3)	(36.2)
Segment operating income (loss)	(1.2)	15.5	7.5	(3.1)	(25.7)	(7.0)

Net operating loss						$(7.0)

Total capital expenditures for the nine months ended September 30, 2021	$6.6	$2.5	$2.7	$6.3	$1.1	$19.2

Nine Months Ended September 30, 2020

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$47.9	$23.7	$9.0	$33.1	$—	$113.7
Product sales	12.1	—	—	2.2	—	14.3
Total revenue	60.0	23.7	9.0	35.3	—	128.0
Cost of sales, excluding depreciation and amortization:
Cost of service	(11.1)	(2.2)	(1.0)	(7.5)	—	(21.8)
Cost of product sales	(8.3)	—	—	(1.5)	—	(9.8)
Selling, general and administrative expenses	(17.9)	(2.7)	(2.7)	(23.2)	(14.2)	(60.7)
Stock-based compensation expense	(0.4)	(0.3)	(0.2)	—	(2.2)	(3.1)
Acquisition and integration related transaction expenses	—	—	—	—	(5.6)	(5.6)
Depreciation and amortization	(21.0)	(2.7)	(1.7)	(13.2)	(1.3)	(39.9)
Segment operating income (loss)	1.3	15.8	3.4	(10.1)	(23.3)	(12.9)

Net operating loss						$(12.9)

Total capital expenditures for the nine months ended September 30, 2020	$5.4	$3.6	$1.8	$6.6	$4.4	$21.8

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Total revenue
UK	$58.6	$47.8	$99.4	$95.4
Greece	6.2	5.7	12.4	13.1
Rest of world	12.8	6.6	30.1	19.5
Total	$77.6	$60.1	$141.9	$128.0

Geographic information of our non-current assets excluding goodwill is set forth below:

	September 30, 2021	December 31, 2020
	(in millions)
UK	$88.6	$101.8
Greece	11.6	18.2
Rest of world	9.9	11.4
Total	$110.1	$131.4

Software development costs are included as attributable to the market in which they are utilized.

17. Customer Concentration

During the three months ended September 30, 2021, no customers represented at least 10% of the Company’s revenues. During the three months ended September 30, 2020, one customer represented at least 10% of revenues, accounting for 21% of the Company’s revenues. This customer was served by the Gaming, Virtual Sports and Interactive segments.

During the nine months ended September 30, 2021, no customers represented at least 10% of the Company’s revenues. During the nine months ended September 30, 2020, two customers represented at least 10% of revenues, accounting for 12% and 10% of the Company’s revenues. These customers were served by the Gaming, Virtual Sports and Interactive segments, and the Gaming and Virtual Sports segments, respectively.

At September 30, 2021 and December 31, 2020, there were no customers that represented at least 10% of accounts receivable.

18. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, which would not result in adjustment or disclosure in the consolidated financial statements, the Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Subsequent to the balance sheet date, holders of the Company’s public warrants exercised 109,346 warrants for a total exercise price of $0.6 million, resulting in the issue of 54,673 common shares. As of November 9, 2021, there were 23,433,386 shares of the Company’s common stock outstanding.

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

COVID-19 Update

Governments in all of the major jurisdictions in which our land-based customers operate have now reopened land-based venues. As of April 12, 2021, in the United Kingdom, licensed betting offices in England and Wales have reopened with certain restrictions including operating two of four gaming machines per venue, limited dwell time of 15 minutes, as well as a maximum of two visits per day per patron and an 8:00pm curfew. These restrictions remained in place until May 17, 2021. Gaming machines in pubs, holiday parks, motorway services, Scottish betting offices and adult gaming centers across the United Kingdom reopened on May 17, 2021, with social distancing restrictions in place. All social distancing restrictions were removed in England as of July 19, 2021. As of August 9, 2021, no restrictions remain in the United Kingdom. There remains an element of social distancing in venues in Greece and in Italy, there are restrictions in place that state only fully vaccinated people can enter our venues which came into place in Italy on August 20, 2021, and in Greece on September 13, 2021. It remains uncertain as to whether and when further restrictions or closures could happen in each jurisdiction and how long they may last.

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

For the three months ended September 30, 2021, we earned approximately 76% of our revenue in the UK, 8% in Greece and the remaining 16% across the rest of the world. During the three months ended September 30, 2020, we earned approximately 78%, 10% and 12% of our revenue in those regions, respectively.

For the nine months ended September 30, 2021, we earned approximately 70% of our revenue in the UK, 9% in Greece and the remaining 21% across the rest of the world. During the nine months ended September 30, 2020, we earned approximately 73%, 10% and 17% of our revenue in those regions, respectively.

As of September 30, 2021, our non-current assets (excluding goodwill) attribution approximately 80% in the UK, 11% in Greece and 9% across the rest of the world.

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

During the three months ended September 30, 2021, we derived approximately 24% of our revenue from sales to customers outside the UK, compared to 22% during the three months ended September 30, 2020.

During the nine months ended September 30, 2021, we derived approximately 30% of our revenue from sales to customers outside the UK, compared to 27% during the nine months ended September 30, 2020.

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

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the three-month periods ended September 30, 2021 and September 30, 2020, the average GBP:USD rates were 1.38 and 1.29, respectively. During the nine-month periods ended September 30, 2021 and September 30, 2020, the average GBP:USD rates were 1.38 and 1.28, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three-month period and nine-month periods ended September 30, 2021, compared to the same periods in 2020;

●	a discussion and analysis of the results of operations for each of the Company’s segments (Gaming, Virtual Sports, Interactive and Leisure) for the three-month period and nine-month periods ended September 30, 2021, compared to the same periods in 2020, including KPI analysis.

In the discussion and analysis below, certain data may vary from the amounts presented in our consolidated financial statements due to rounding.

For all reported variances, refer to the overall company and segment tables shown below. All variances discussed in the overall company and segment results are on a functional currency (at constant rate) basis, which excludes the impact of any changes in foreign currency exchange rates.

Overall Company Results

Three and Nine Months ended September 30, 2021, compared to Three and Nine Months ended September 30, 2020

	For the Three-Month Period ended						For the Nine-Month Period ended
	Unaudited September 30,	Unaudited September 30,	Variance				Unaudited September 30,	Unaudited September 30,	Variance
(In millions)	2021	2020	2021 vs 2020				2021	2020	2021 vs 2020
			Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %			Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$68.7	$55.6	$4.5	$8.6	15.4%	23.4%	$123.3	$113.7	$9.3	$0.3	0.3%	8.4%
Product	8.9	4.5	0.6	3.8	85.7%	97.7%	18.6	14.3	1.3	2.9	20.6%	29.9%
Total revenue	77.6	60.1	5.0	12.4	20.6%	29.0%	141.9	128.0	10.6	3.2	2.5%	10.8%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(13.8)	(10.8)	(0.9)	(2.1)	19.0%	27.1%	(23.9)	(21.8))	(1.7)	(0.4)	1.7%	9.6%
Cost of Product	(4.7)	(3.3)	(0.3)	(1.1)	34.5%	43.7%	(10.6)	(9.8))	(0.8)	0.0	(0.4)%	8.1%
Selling, general and administrative expenses	(29.2)	(21.5)	(1.8)	(5.8)	27.2%	35.5%	(68.1)	(60.7))	(5.3)	(2.1)	3.5%	12.3%
Stock-based compensation	(3.8)	(1.1)	(0.2)	(2.4)	221.4%	242.9%	(8.6)	(3.1))	(0.7)	(4.8)	154.7%	177.7%
Acquisition and integration related transaction expenses	-	(1.2)	(0.1)	1.2	(105.6)%	(100.0)%	(1.5)	(5.6)	(0.3)	4.4	(77.0)%	(73.8)%
Depreciation and amortization	(11.2)	(14.0)	(0.7)	3.5	(24.8)%	(20.0)%	(36.2)	(39.9)	(3.1)	6.7	(16.7)%	(9.2)%
Net operating Income (Loss)	14.9	8.2	1.1	5.7	68.0%	82.1%	(7.0)	(12.9)	(1.3)	7.1	(53.0)%	(45.3)%
Other income (expense)
Interest income	0.1	0.1	(0.0)	0.0	11.4%	(20.9)%	0.2	0.5)	0.0	(0.3)	(62.4)%	(58.5)%
Interest expense	(7.3)	(8.3)	(0.5)	1.5	(17.6)%	(12.0)%	(38.1)	(22.5))	(3.2)	(12.4)	54.7%	69.4%
Change in fair value of warrant liability	17.3	0.2	1.1	16.0	7526.4%	8060.4%	3.8	6.1)	0.0	(2.3)	(38.2)%	(37.7)%
Other finance income (expense)	0.3	0.3	0.0	(0.0)	(5.4%)	1.0%	5.5	(5.9)	0.2	11.2	(183.8)%	(193.5)%
Loss from equity method investee	-	-	-	-	NA	NA	-	(0.5)	(0.0)	0.5	(100.0)%	(100.0)%
Total other income (expense), net	10.4	(7.7)	0.6	17.4	(228.1)%	(236.0)%	(28.6)	(22.3))	(3.0)	(3.3)	14.7%	28.1%
Net Income (loss) from continuing operations before income taxes	25.3	0.5	1.7	23.1	3419.8%	4742.9%	(35.6)	(35.2))	(4.2)	3.8	(10.4)%	1.3%
Income tax expense	(0.3)	(0.0)	(0.0)	(0.2)	626.1%	646.0%	0.1	(0.3)	0.0	0.4	(117.4)%	(113.7)%

Net Income (Loss)	$25.0	$0.5	$1.7	$22.8	3571.8%	5047.4%	$(35.5)	$(35.5))	$(4.2)	$4.1	(11.4)%	0.1%

Exchange Rate - $ to £	1.38	1.29					1.38	1.28

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue

Consolidated Reported Revenue by Segment

For the three and nine months ended September 30, 2021, revenue on a functional currency (at constant rate) basis increased by $12.4 million and $3.2 million, or 20.6% and 2.5%, respectively. The three-month increase included an increase from Leisure of $13.8 million, Interactive of $2.2 million and Virtual Sports of $1.6 million, partly offset by a decrease in Gaming of $5.1 million, driven by $9.4 million VAT-related revenue in the prior period. The nine-month increase included an increase from Leisure of $6.9 million and Interactive of $6.5 million, offset by decreases from Gaming of $9.5 million and Virtual Sports of $0.7 million.

Cost of Sales, excluding depreciation and amortization

Cost of Sales, excluding depreciation and amortization for the three and nine months ended September 30, 2021, increased by $3.2 million and $0.3 million, or 22.7% and 31.0% respectively. Of the three-month increase, $2.1 million was attributable to cost of Service and $1.1 million was attributable to cost of Product sales. Of the nine-month increase, $0.4 million was attributable to cost of Service.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses for the three and nine months ended September 30, 2021 increased by $5.8 million and $2.1 million, or 27.2% and 3.5% respectively. The three-month increase was driven by all staff returning from furlough for the whole period ($3.6 million), additional other employee costs ($0.4 million), additional IT costs due to returning staff ($0.3 million) and lower labor capitalization ($0.3 million). The nine-month increase was driven by staff returning from furlough and additional distribution costs as markets and retail venues reopened. $1.2 million of the additional cost in the nine-month period was for the provision following a settlement with the Italian Tax Authorities in respect of an audit of the Italian Branch of Inspired Gaming (International) Limited for the period 2015-2017 in respect of the historic VAT treatment of supplies.

Stock-based compensation

During the three months and nine months ended September 30, 2021, the Company recorded an expense of $3.8 million and $8.6 million respectively, with respect to outstanding awards. The expense for the three-month and nine-month periods included $1.2 million and $4.1 million respectively, related to awards made under the 2018 Plan, $2.4 million and $4.2 million (including $1.4 million of upfront recognition) respectively related to awards made under the 2021 Plan and $0.2 million related to the vesting of awards from the 2018 Plan. The charge for stock-based compensation for the three months and nine months ended September 30, 2020, was $1.1 million and $3.1 million, respectively. The expenses for the three-month and nine-month periods included $1.1 million and $2.9 million, respectively, that were related to awards made under the 2018 Plan The nine-month period ended September 30, 2020, also included $0.2 million, related to costs from awards made under a 2016 long term incentive plan.

Acquisition and integration related transaction expenses

Acquisition and integration related transaction expenses decreased for both the three-month and nine-month periods by $1.2 million to zero and by $4.4 million to $1.5 million, respectively. Both the 2021 and 2020 expenses were primarily integration costs in relation to the NTG acquisition.

Depreciation and amortization

Depreciation and amortization decreased for both the three-month and nine-month periods by $3.5 million and $6.7 million respectively, driven primarily by a decrease in Gaming and Leisure due to certain assets being fully written down.

Net operating income/(loss)

During the three-month period, net operating income was $14.9 million, an increase of $5.7 million. This was attributable to the increase in revenue, despite the $9.2 million of VAT-related income recorded in the prior period. The increase was due to retail venues across the majority of the business being open for the entire period, with social distancing restrictions being removed, growth in Leisure driven by Leisure parks, as well as growth in Interactive and Online Virtuals. During the nine-month period, net operating loss was $7.0 million which improved by $7.1 million. This was attributable to the increase in our Interactive and Online Virtuals segments as well as our Leisure segment, as well as the decrease in acquisition and integration related transaction expenses and depreciation and amortization.

Interest expense

Net interest expense decreased by $1.5 million in the three-month period, this decrease was due to a $0.6 million reduction in the level of debt fee amortization after the refinance in May 2021, a $0.2million lower revolver interest charge and a $0.5 million impact from currency movement. In the nine-month period net interest expense increased by $12.7 million. This was driven by a $14.4 million increase due to the write-off of previously capitalized debt fees following the refinancing in May 2021 and a $2.0m higher debt interest charge, offset by a $3.2 million currency movement.

Change in fair value of warrant liability

Change in fair value of warrant liability for the three and nine months ended September 30, 2021, resulted in a $17.3 million and $3.8 million credit respectively. The credit for both periods was related to changes in liability accounting pursuant to the statement made by the Office of Chief Accountant of the SEC, released on April 12, 2021, informing market participants that warrants issued by special purpose acquisition companies may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. The credits for the three-month and nine-month periods reflect the decrease in the value of the warrants, driven by a decrease in the Company’s share price and a decrease in the time to warrant expiry, respectively. During the three-month period, the Company’s share price decreased from $12.75 on June 30, 2021, to $11.70 on September 30, 2021. Although the Company’s share price increased during the nine-month period, the time to expiry for the warrants decreased from approximately one year to three months which drove the decrease in the value of the warrants.

Other finance income

Other finance income for the three and nine months ended September 30, 2021, resulted in a $0.3 million credit and a $5.5 million credit, respectively. The three-month credit was in line with the prior year but the nine month credit was $11.4 million better than the corresponding period in the prior year due to movements in the retranslation with respect to the principal balance of our senior debt facilities in place at that time.

Income tax expense

Our effective tax rate for the three and nine months ended September 30, 2021, was (1.1%) and (0.3%), respectively. Our effective tax rate for the three and nine months ended September 30, 2020, was (6.9%) and 0.9%, respectively.

Net Income/ (loss)

During the three-month period, net income was $25.0 million, an increase of $22.8 million, primarily due to the increase in net operating income ($5.7 million), the increase in credit of the change in fair value of warrant liability ($16.0 million) and a decrease in net interest expense ($1.5 million). During the nine-month period, net loss was $35.5 million, an improvement of $4.1 million, primarily due to the increase in net operating income ($7.1 million) and the increase in other finance income ($11.2 million), partly offset by the increase in net interest expense ($12.7 million).

Segment Results (for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020)

Gaming

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

Gaming, Key Performance Indicators

	For the Three-Month Period ended				For the Nine-Month Period ended
	Unaudited Sept 30,	Unaudited Sept 30,	Variance 2021 vs 2020		Unaudited Sept 30,	Unaudited Sept 30,	Variance 2021 vs 2020
Gaming	2021	2020		%	2021	2020		%

End of period installed base (# of terminals)	32,236	31,725	511	1.6%	32,236	31,725	511	1.6%
Total Gaming - Average installed base (# of terminals)	32,204	32,117	87	0.3%	31,860	32,148	(288)	(0.9)%
Participation - Average installed base (# of terminals)	29,140	30,188	(1,048)	(3.5)%	29,295	30,297	(1,002)	(3.3)%
Fixed Rental - Average installed base (# of terminals)	3,064	1,929	1,135	58.8%	2,565	1,851	714	38.6%
Service Only - Average installed base (# of terminals)	21,439	21,377	63	0.3%	21,564	21,386	178	0.8%
Customer Gross Win per unit per day (1) (2)	£76.5	£70.4	£6.1	8.6%	£41.5	£49.0	£(7.5)	(15.4)%
Customer Net Win per unit per day (1) (2)	£56.3	£51.4	£4.9	9.6%	£31.2	£36.0	£(4.8)	(13.3)%
Inspired Blended Participation Rate	6.5%	6.7%	(0.2)%	(2.8)%	6.3%	6.6%	(0.3)%	(4.8)%
Inspired Fixed Rental Revenue per Gaming Machine per week	£37.7	£37.9	£(0)	N/A	£21.0	£27.2	£(6.2)	(22.9)%
Inspired Service Rental Revenue per Gaming Machine per week	£4.5	£4.5	£(0.1)	(2.0)%	£3.1	£3.1	£0.0	0.6%
Gaming Long term license amortization (£’m)	£1.3	£1.3	£(0.1)	(4.0)%	£3.8	£3.8	£(0.0)	(0.7)%
Number of Machine sales	1,747	363	1,384	381.3%	2,625	1,561	1,064	68.2%
Average selling price per terminal	£3,071	£6,422	£(3,351)	(52.2)%	£4,141	£4,851	£(710)	(14.6)%

(1)	Includes all SBG terminals in which the company takes a participation revenue share across all territories

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for definitions of terms used in the above table.

Gaming, Recurring Revenue

Set forth below is a breakdown of our Gaming recurring revenue. Gaming recurring revenue consists principally of Gaming participation revenue and fixed rental revenue.

	For the Three-Month Period ended				For the Nine-Month Period ended
	Unaudited September 30,	Unaudited September 30,	Variance 2021 vs 2020		Unaudited September 30,	Unaudited September 30,	Variance 2021 vs 2020
(In £ millions)	2021	2020		%	2021	2020		%
Gaming Recurring Revenue
Total Gaming Revenue	£20.0	£24.0	£(4.0)	(16.7)%	£39.4	£46.8	£(7.4)	(15.9)%

Gaming Participation Revenue	£10.0	£9.6	£0.4	4.5%	£16.2	£19.8	£(3.7)	(18.4)%
Gaming Other Fixed Fee Recurring Revenue	£2.8	£2.7	£0.1	3.3%	£4.6	£5.5	£(0.8)	(15.6)%
Gaming Long-term license amortization	£1.3	£1.3	£(0.0)	(1.1)%	£3.8	£3.8	£(0.0)	(0.1)%
Total Gaming Recurring Revenue *	£14.1	£13.6	£0.5	3.7%	£24.6	£29.1	£(4.5)	(15.5)%
Gaming Recurring Revenue as a % of Total Gaming Revenue †	70.5%	56.6%	13.9%		62.5%	62.2%	0.3%

Total Gaming excluding VAT related-revenue	£20.0	£16.6			£37.1	£39.5
Gaming Recurring Revenue as a % of Total Gaming Revenue (excluding VAT related-revenue)	70.5%	81.6%			66.4%	73.8%

*	Does not reflect VAT-related revenue for the three-month period or nine-month period, there was no VAT-related income in the three-month period for 2021
†	Total Gaming Revenue for the nine-month period ended September 30, 2021, includes the £2.3 million for VAT-related revenue, which is not reflected in Gaming Recurring Revenue for that period. Excluding VAT-related revenue, Gaming Recurring Revenue was 66.4% of Total Gaming Revenue for such period.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for definitions of terms used in the above table.

Gaming, Service Revenue by Region

Set forth below is a breakdown of our Gaming service revenue by geographic region. Gaming Service revenue consists principally of Gaming participation revenue, Gaming other fixed fee revenue, Gaming long-term license amortization and Gaming other non-recurring revenue. See “Gaming Segment Revenue” below for a discussion of gaming service revenue between the periods under review.

	For the Three-Month Period ended					For the Nine-Month Period ended
	Unaudited September 30, 2021	Unaudited September 30, 2020	Variance			Unaudited September 30, 2021	Unaudited September 30, 2020	Variance
(In millions)			2021 vs 2020		Total Functional Currency %			2021 vs 2020		Total Functional Currency %

Service Revenue:
UK LBO	$10.5	$9.7	$0.8	8.5%	1.7%	$19.4	$20.0	$(0.7)	(3.4)%	(10.5)%
UK VAT - Related Income	-	$9.3	$(9.3)	n/a	n/a	3.1	9.3	$(6.2)	(66.5)%	(68.9)%
UK Other	3.0	2.2	0.8	35.0%	26.9%	4.4	4.9	(0.6)	(11.9)%	(18.7)%
Italy	0.9	0.9	(0.0)	(5.2)%	(11.2)%	1.2	1.9	(0.7)	(36.9)%	(41.2)%
Greece	5.1	4.8	0.3	5.7%	(0.9)%	9.9	11.3	(1.4)	(12.1)%	(18.8)%
Rest of the World	0.1	0.2	(0.0)	(26.6)%	(30.8)%	0.2	0.4	(0.3)	(64.4)%	(66.8)%

Total Service revenue	$19.7	$27.2	$(7.5)	(27.7)%	(32.7)%	$38.1	$47.9	$(9.8)	(20.5)%	(26.5)%

Exchange Rate - $ to £	1.38	1.28				1.38	1.28

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming, key events

For the three and nine months ended September 30, 2021

Total Gaming Customer Gross Win per unit per day (in our functional currency, GBP) for the three-month period increased by £6.08, or 8.6%, but decreased by £7.54, or 15.4%, for the nine-month period. The year-to-date decrease was due to the impact of COVID-19 as there was a longer period of retail venue closures compared to the prior period.

During the three-month period, retail venues in the UK LBO estate showed significant year over year growth which contributed to the majority of the overall Gross Win per unit per day increase. Revenues returned to prior year levels in the Greek and Italy markets. During the nine-month period in 2021, retail venues across the business were in operation for approximately 53% of the period, compared to approximately 67% of the prior year period in 2020.

The participation rate for the three-month period decreased from 6.7% to 6.5% year over year. This was primarily due to the COVID-19 restriction in place in the prior period in UK venues   compared to the 2021 as UK share terms are lower than the total blended Gaming average (due to the fact we have higher gross win levels in the UK). The participation rate for the nine-month decreased from 6.6% to 6.3% due to the same factors.

During the three-month period ended September 30, 2020, Inspired received VAT-related revenue of $9.4 million in July 2020 from a major UK customer. During the nine-month period ended September 30, 2021, Inspired received VAT-related revenue of $2.9 million in January 2021 from a major UK customer. Both receipts in 2020 and 2021 were recorded as revenue in our results.

During the three-month period in the UK market, we sold 363 VLT’s to a major customer resulting in revenue of $2.4 million.

In addition, during the nine-month period we upgraded our UK Gaming estate with the installation of 245 “Flex” and 375 “Prismatic” terminals through a combination of outright sales and lease agreements.

Inspired furthered its relationship with a major customer in the Dutch market with the sale and delivery of an additional 222 “Analogue” terminals during the nine-month period.

In the UK LBO market, during the three-month period Inspired continued its strong relationship with a major customer by securing a new three-year contract extension for the service of self-service betting terminals “SSBTs” which are charged on a rental basis. In the same period Inspired recognized hardware sales for an additional 150 SSBTs generating revenue of $0.6 million.

During the three-month period, Inspired recognized a 944 VLT hardware sale to a major Italian customer, generating revenue of $1.1 million. This completed a 1,624 VLT hardware sale.

During the three-month period, Inspired sold a further 60 “Valor™” terminals to a number of customers in Illinois, bringing the total terminals sold for the nine-month period to 171 and increasing the total number of North American unit sales since launch in December 2019 to 600. Retail venues in Illinois were shut down during January 2021, which negatively impacted sales during this period. As of February 2021, all eleven regions in Illinois had reopened.

During the nine-month period, Inspired delivered its first sales to Western Canada Lottery Corporation (“WCLC”), our second jurisdiction in North America. Inspired recorded the sale of 100 “Valor™” terminals to WCLC during March 2021, generating revenue of $1.5 million.

Gaming, Results of Operations

	For the Three-Month Period ended						For the Nine-Month Period ended
	Unaudited September 30,	Unaudited September 30,	Variance				Unaudited September 30,	Unaudited September 30,	Variance
(In millions)	2021	2020	2021 vs 2020				2021	2020	2021 vs 2020
			Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %			Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$19.7	$27.2	$1.3	$(8.9)	(32.7)%	(27.7)%	$38.1	$47.9	$2.9	$(12.7)	(26.5)%	(20.5)%
Product	7.9	3.7	$0.5	3.7	103.5%	115.4%	16.5	12.1	$1.2	3.2	26.3%	36.5%
Total revenue	27.6	30.9	1.8	(5.1)	(16.7)%	(10.7)%	54.6	60.0	4.1	(9.5)	(15.9)%	(9.0)%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(4.1)	(5.8)	$(0.3)	1.9	(33.4)%	(28.8)%	(8.3)	(11.1)	$(0.5)	3.3	(30.2)%	(25.0)%
Cost of Product	(4.2)	(2.7)	$(0.3)	(1.1)	42.3%	52.8%	(9.5)	(8.3)	$(0.8)	(0.4)	4.6%	14.5%
Total cost of sales	(8.3)	(8.5)	(0.5)	0.8	(9.1)%	(2.6)%	(17.8)	(19.4)	(1.3)	2.9	(15.1)%	(8.1)%

Selling, general and administrative expenses	(8.4)	(6.0)	$(0.5)	(1.9)	31.8%	40.5%	(19.2)	(17.9)	$(1.4)	0.1	(0.5)%	7.3%

Stock-based compensation	(0.5)	(0.2)	$(0.0)	(0.2)	114.9%	130.4%	(1.1)	(0.4)	$(0.1)	(0.6)	145.2%	165.2%

Depreciation and amortization	(5.3)	(6.6)	$(0.3)	1.6	(24.6)%	(19.6)%	(17.7)	(21.0)	$(1.5)	4.8	(22.6)%	(15.7)%

Net operating Income (Loss)	$5.1	$9.6	$0.4	$(4.9)	(50.5)%	(46.6)%	$(1.2)	$1.3	$(0.2)	$(2.3)	(190.7)%	(186.5)%

Exchange Rate - $ to £	1.38	1.29					1.38	1.28

Note: Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

All variances discussed in the Gaming results below are on a functional currency (at constant rate) basis, which excludes the impact of any changes in foreign currency exchange rates.

Gaming Revenue

During the three-month period, all COVID-19 closures and restrictions were removed for the key markets for the majority of both the current and prior periods. During the nine-month, Gaming revenue was impacted by COVID-19 closures and restrictions for a portion of both the current and prior periods (for more details please see the Gaming Revenue section in the Quarterly Report on Form 10-Q for the period ended June 30, 2021).

During the three-month and nine-month period, Gaming revenue decreased by $5.1 million and $9.5 million, or 16.7% and 15.9%, respectively. This was driven by the decrease in VAT-related revenue of $9.4 million in the three-month period and $6.5 million in the nine-month period compared to the prior period. Excluding the VAT-related revenue, Gaming revenue during the three-month period increased by $4.3 million and decreased by $3.0 million during the nine-month period.

For the three-month period, Gaming Service revenue (excluding VAT-related revenue) increased by $0.6 million. This was primarily driven by an increase in UK sales (including Licensed Betting Offices (“LBOs”) and UK other) of $0.8 million due to the increase in UK LBO Net Win (a record high average for the period since the implementation of the Triennial regulation changes).

For the nine-month period, Gaming Service revenue (excluding VAT-related revenue) decreased by $6.2 million. This was driven by a decline in UK sales (including LBOs and UK other) of $3.0 million primarily driven by the COVID-19 closures, with both markets experiencing additional lockdowns and UK LBO capacity restrictions compared to the prior period. Greece and Italy experienced revenue declines of $2.1 million and $0.8 million, respectively, driven by the COVID-19 closures as both markets experienced additional lockdowns compared to the prior period.

Product revenue increased in the three-month and nine-month period by $3.7 million and $3.2 million, respectively. The increase for both periods was primarily driven by Product sales of $2.0 million in the UK markets, $1.1 million sales to Italy and $0.8 million of Valor terminal sales in North America, all of which occurred during the three-month period.

Gaming Operating Income

Operating Income decreased during both the three-month and nine-month periods by $4.9 million and $2.3 million, respectively.

The decrease in Operating Income in the three-month period was primarily due to the decrease in VAT-related income compared to the prior period ($9.2 million) and an increase in SG&A ($1.9 million) as all staff returned from furlough for the whole period. This was partially offset by the increase in product revenue (detailed above), a $1.6 million decrease in depreciation and amortization driven by a decrease in depreciation in the UK LBO and Greece markets, and a decrease in Cost of Sales of $0.8 million. Excluding the VAT-related Income, Operating Income would have increased by $4.2 million in the three-month period.

The decrease in Operating Income in the nine-month period was primarily due to the decrease in VAT-related income compared to the prior periods ($6.3 million) and the decrease in Gaming Service revenue (detailed above). This was partially offset by the increase in product revenue (detailed above), a decrease in cost of sales ($2.9 million), as well as a reduction in depreciation and amortization ($4.8 million) particularly in UK LBO as certain assets have been fully written down. Excluding the VAT-related Income, Operating Income would have increased by $4.0 million in the nine-month period.

Virtual Sports

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

Virtual Sports, Key Performance Indicators

	For the Three-Month Period ended				For the Nine-Month Period ended
	Unaudited Sept 30,	Unaudited Sept 30,	Variance 2021 vs 2020		Unaudited Sept 30,	Unaudited Sept 30,	Variance 2021 vs 2020
Virtuals	2021	2020		%	2021	2020		%

No. of Live Customers at the end of the period	61	56	5	8.9%	61	56	5	8.9%
Average No. of Live Customers	60	56	4	6.5%	60	58	2	3.0%
Total Revenue (£’m)	£7.6	£6.4	£1.2	19.3%	£18.1	£18.6	£(0.5)	(2.9)%
Total Revenue £’m - Retail	£2.6	£3.2	£(0.6)	(18.8)%	£4.7	£7.5	£(2.8)	(37.5)%
Total Revenue £’m - Online Virtuals	£5.1	£3.2	£1.8	56.6%	£13.4	£11.1	£2.3	20.5%

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for definitions of terms used in the above table.

Virtual Sports, Recurring Revenue

Set forth below is a breakdown of our Virtual Sports recurring revenue, which consists of Retail Virtuals and Online Virtuals recurring revenue as well as long-term license amortization. See “Virtual Sports Segment Revenue” below for a discussion of Virtual Sports Service revenue between the periods under review.

	For the Three-Month Period ended				For the Nine-Month Period ended
	Unaudited September 30,	Unaudited September 30,	Variance 2021 vs 2020		Unaudited September 30,	Unaudited September 30,	Variance 2021 vs 2020
(In £ millions)	2021	2020		%	2021	2020		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£7.6	£6.4	£1.2	19.3%	£18.1	£18.6	£(0.5)	(2.9)%

Recurring Revenue - Retail Virtuals	£2.4	£3.0	£(0.5)	(18.0)%	£4.3	£6.6	£(2.3)	(34.6)%
Recurring Revenue - Online Virtuals	£4.7	£3.1	£1.6	51.0%	£12.9	£10.3	£2.6	25.7%
Total Virtual Sports Long-term license amortization	£0.2	£0.2	£0.0	0.8%	£0.5	£0.9	£(0.3)	(38.0)%
Total Virtual Sports Recurring Revenue	£7.4	£6.3	£1.1	17.0%	£17.8	£17.8	£0.0	0.1%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	96.7%	98.6%	(1.9)%		98.3%	95.4%	2.9%

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for definitions of terms used in the above table.

Virtual Sports, key events

During the three months ended September 30, 2021, we launched our Virtual Sports suite of products with BetMGM in New Jersey via our new proprietary VPP (Virtuals Plug and Play) platform.

Our largest online customer bet365 launched four channels of our brand-new V-Play Soccer 3 product. Furthermore, we signed new contracts with Mozzarbet (Serbia), Betplay (Colombia), Novibet (Greece), Betshop (Greece), iBet and Fonbet to deliver Virtuals via the VPP platform.

During August 2021, the Italian government introduced a proof of vaccination requirement to enter betting shops which has slowed recovery. Virtual Sports have not resumed in Belgium betting shops in 2021 due to evolution in regulations.

In Greece, US Basketball was deployed in September 2021 into the OPAP retail estate of approximately 3,500 venues.

In Pennsylvania, Inspired revenue share increased by approximately 70% during the nine-month period ended September 30, 2021, driven by our “Derby Cash” horse racing product.

Multiple Italian clients (including Snaitech) launched in July 2021 with new products Penalty Shootout, Matchday Ultra and Marbles.

Virtual Sports, Results of Operations

	For the Three-Month Period ended						For the Nine-Month Period ended
	Unaudited September 30,	Unaudited September 30,	Variance				Unaudited September 30,	Unaudited September 30,	Variance
(In millions)	2021	2020	2021 vs 2020				2021	2020	2021 vs 2020
			Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %			Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Service Revenue	$10.5	$8.3	$0.7	$1.6	19.3%	27.3%	$25.0	$23.7	$2.0	$(0.7)	(2.9)%	5.4%

Cost of Service	(0.5)	(0.7)	(0.0)	0.2	(32.7)%	(28.2)%	(1.3)	(2.2)	(0.1)	1.0	(45.3)%	(40.4)%

Selling, general and administrative expenses	(1.4)	(0.8)	0.1	(0.7)	86.7%	73.5%	(5.2)	(2.7)	(0.4)	(2.1)	75.7%	91.5%

Stock-based compensation	(0.3)	(0.1)	(0.0)	(0.1)	147.6%	164.4%	(0.5)	(0.3)	(0.0)	(0.1)	42.6%	54.8%

Depreciation and amortization	(0.7)	(1.0)	(0.0)	0.3	(29.7)%	(25.0)%	(2.5)	(2.7)	(0.1)	0.3	(10.6)%	(5.5)%

Net operating Income (Loss)	$7.6	$5.7	$0.7	$1.3	23.0%	35.0%	$15.5	$15.8	$1.3	$(1.6)	(10.2)%	(2.2)%

Exchange Rate - $ to £	1.38	1.29					1.38	1.28

Note: Exchange rate in the table is calculated by dividing the USD service revenue by the GBP service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

All variances discussed in the Virtual Sports results below are on a functional currency (at constant rate) basis, which excludes the impact of any changes in foreign currency exchange rates.

Virtual Sports revenue

During the three-month period, revenue increased by $1.6 million, or 19.3%. This increase was driven by a $2.1 million increase in Online Virtuals, driven by the performance of one of our major online customers, which was partially offset by a decline in recurring Retail Virtuals of $0.7 million, driven by slower recovery since reopening in all major markets compared to the prior year, as well as regulator changes in Belgium resulting in no revenues for 2021.

During the nine-month period, revenue decreased by $0.7 million, or 2.9%. This decrease was driven by a $3.0 million decrease in retail revenue due to the COVID-19 closures and a decline of $0.5 million from historical license fee amortization contracts reaching their expiration. This decline was partially offset by growth in recurring Online Virtuals of $3.4 million. Online revenues remain significantly higher than pre-Covid-19 levels.

Virtual Sports operating income

Operating Income increased in the three-month period by $1.3 million but declined in the nine-month period by $1.6 million.

The increase in the three-month period was primarily due to the increase in revenue of $1.6 million, the decrease in Depreciation and Amortization of $0.3 million and the decrease in Cost of Sales of $0.2 million. This was partly offset by the increase in SG&A expenses of $0.7 million, driven by the increase in costs as all staff returned to full pay for the period and an increase in technology costs driven by the growth of Online Virtuals.

The decline in the nine-month period was primarily due to the decrease in revenue of $0.7 million and the increase in SG&A expenses of $2.1 million driven by the $1.2 million increase from the settlement with the Italian Tax Authorities as well as staff returning from furlough. This was partly offset by a decrease in Cost of Sales of $1.0 million.

Interactive

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

Interactive, Key Performance Indicators

	For the Three-Month Period ended				For the Nine-Month Period ended
	Unaudited Sept 30,	Unaudited Sept 30,	Variance 2021 vs 2020		Unaudited Sept 30,	Unaudited Sept 30,	Variance 2021 vs 2020
Interactive	2021	2020		%	2021	2020		%

No. of Live Customers at the end of the period	104	76	28	36.8%	104	76	28	36.8%
Average No. of Live Customers	102	75	28	37.1%	98	71	27	38.0%
No. of Live Games at the end of the period	226	200	26	13.0%	226	200	26	13.0%
Average No. of Live Games	224	198	26	13.2%	213	187	26	14.0%
Total Revenue (£’m)	£4.4	£2.7	£1.7	62.7%	£12.3	£7.2	£5.2	72.3%

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for definitions of terms used in the above table.

Interactive, Recurring Revenue

Set forth below is a breakdown of our Interactive recurring revenue which consists principally of Interactive participation revenue. See “Interactive Segment Revenue” below for a discussion of Interactive service revenue between the periods under review.

	For the Three-Month Period ended				For the Nine-Month Period ended
	Unaudited September 30,	Unaudited September 30,	Variance 2021 vs 2020		Unaudited September 30,	Unaudited September 30,	Variance 2021 vs 2020
(In £ millions)	2021	2020		%	2021	2020		%
Interactive Recurring Revenue
Total Interactive Revenue	£4.4	£2.7	£1.7	62.7%	£12.3	£7.1	£5.3	74.3%

Total Recurring Revenue - Interactive	£4.4	£2.6	£1.8	67.9%	£12.3	£7.0	£5.3	75.0%
Interactive Recurring Revenue as a Percentage of Total Interactive Revenue	100.0%	96.9%	3.1%		100.0%	99.6%	0.4%

Interactive, key events

During the three-month period, we were shortlisted for the SBC Awards for Casino / Slots Developer of the year.

There were twelve new brand launches during the quarter ended September 2021 including Draftkings in Michigan, four brands with The Stars Group, Pokerstars, Betstars, Full Tilt and Stars Casino and Leo Vegas in Spain.

There were twenty-eight new brand launches across the nine-month period including BetMGM in New Jersey and Michigan, Golden Nugget in Michigan, Gamesys, Draftkings in Michigan and four brands under The Stars Group. We also launched with our first operators in Spain, Luckia, 888 and Leo Vegas.

We deployed twenty-three new games in the nine-month period across the estate and eight new games in the three-month period including “William Hill Cash Spins”, “Big Piggy Bonus”, “Dice Spinner Megaways” and “Reel Spooky King Megaways”.

Interactive, Results of Operations

	For the Three-Month Period ended						For the Nine-Month Period ended
	Unaudited September 30,	Unaudited September 30,	Variance				Unaudited September 30,	Unaudited September 30,	Variance
(In millions)	2021	2020	2021 vs 2020				2021	2020	2021 vs 2020
			Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %			Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Service Revenue	$6.1	$3.5	$0.4	$2.2	62.7%	73.4%	$17.1	$9.0	$1.4	$6.7	74.3%	90.2%

Cost of Service	(1.0)	(0.4)	(0.1)	(0.5)	111.5%	125.1%	(2.7)	(1.0)	(0.3)	(1.4)	129.7%	170.4%

Selling, general and administrative expenses	(1.7)	(0.9)	(0.2)	(0.7)	79.0%	102.1%	(4.0)	(2.7)	(0.2)	(1.1)	41.6%	49.0%

Stock-based compensation	(0.2)	(0.1)	(0.0)	(0.1)	50.7%	60.6%	(0.4)	(0.2)	(0.0)	(0.1)	63.3%	80.3%

Depreciation and amortization	(0.9)	(0.5)	(0.1)	(0.3)	60.6%	71.2%	(2.5)	(1.7)	(0.2)	(0.6)	32.8%	44.8%

Net operating Income (Loss)	$2.3	$1.6	$0.1	$0.7	41.6%	44.9%	$7.5	$3.4	$0.7	$3.5	103.2%	122.5%

Exchange Rate - $ to £	1.38	1.29					1.39	1.27

Note: Exchange rate in the table is calculated by dividing the USD service revenue by the GBP service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

All variances discussed in the Interactive results below are on a functional currency (at constant rate) basis, which excludes the impact of any changes in foreign currency exchange rates.

Interactive revenue

During the three-month and nine-month periods, revenue increased by $2.2 million and $6.7 million, respectively. These increases were driven by recurring revenue growth due to the consistent launch of new content across the estate, growth in the customer base in new, emerging and core markets and increased promotional activity through exclusive deals with tier-one customers.

Interactive operating income

Operating Income increased in the three-month and nine-month periods by $0.7 million and $3.3 million, respectively.

The increase in both periods was primarily due to the increase in revenue (detailed above), partly offset by an increase in cost of sales ($0.5 million and $1.4 million for the three-month and nine-month periods, respectively) driven by an increase in third party platform provider costs (in line with the revenue increase for the periods) as well as an increase in SG&A expenses ($0.7 million and $1.1 million for the three-month and nine-month periods, respectively) driven by the investment in the segment to help drive the increasing revenues.

Leisure

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

Leisure, Key Performance Indicators

	For the Three-Month Period ended				For the Nine-Month Period ended
	Unaudited Sept 30,	Unaudited Sept 30,	Variance 2021 vs 2020		Unaudited Sept 30,	Unaudited Sept 30,	Variance 2021 vs 2020
Leisure	2021	2020		%	2021	2020		%

End of period installed base Gaming machines (# of terminals)	11,546	11,964	(418)	(3.5)%	11,546	11,964	(418)	(3.5)%
Average installed base Gaming machines (# of terminals)	11,548	12,101	(553)	(4.6)%	11,626	12,165	(539)	(4.4)%
End of period installed base Other (# of terminals)	6,989	7,719	(730)	(9.5)%	6,989	7,719	(730)	(9.5)%
Average installed base Other (# of terminals)	7,062	7,935	(873)	(11.0)%	7,134	8,059	(925)	(11.5)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	6,238	5,772	465	8.1%	5,978	5,764	214	3.7%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	1,969	2,602	(634)	(24.3)%	2,146	2,677	(531)	(19.8)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	3,085	3,464	(379)	(10.9)%	3,239	3,497	(258)	(7.4)%
Inspired Leisure Revenue per Gaming Machine per week	£60.4	£40.4	£20.0	49.4%	£28.3	£31.4	£(3.1)	(9.8)%
Inspired Pub Digital Revenue per Gaming Machine per week	£57.5	£49.2	£8.3	16.8%	£27.8	£36.5	£(8.6)	(23.7)%
Inspired Pub Analogue Revenue per Gaming Machine per week	£37.2	£25.3	£11.9	46.9%	£16.8	£21.2	£(4.4)	(20.7)%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£83.2	£39.4	£43.8	111%	£37.8	£32.1	£5.7	17.9%
Inspired Other Revenue per Machine per week	£19.8	£4.3	£15.5	356%	£8.2	£7.8	£0.4	5.3%

Total Leisure Parks Revenue (Gaming and Non Gaming) (£’m)	£12.5	£5.4	£7.1	132%	£15.8	£7.1	£8.7	123%

(1)	Motorway Service Area machines

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for definitions of terms used in the above table.

Leisure, Recurring Revenue

Set forth below is a breakdown of our Leisure recurring revenue which consists principally of Leisure participation revenue and Leisure other fixed fee revenue. See “Leisure Segment Revenue” below for a discussion of leisure service revenue between the periods under review.

Set forth below is a breakdown of our Leisure recurring revenue.

	For the Three-Month Period ended				For the Nine-Month Period ended
	Unaudited September 30,	Unaudited September 30,	Variance 2021 vs 2020		Unaudited September 30,	Unaudited September 30,	Variance 2021 vs 2020
(In £ millions)	2021	2020		%	2021	2020		%
Leisure Recurring Revenue
Total Leisure Revenue	£24.2	£13.5	£10.7	79.3%	£32.7	£27.4	£5.3	19.4%

Total Leisure Recurring Revenue	£23.4	£12.8	£10.6	82.3%	£31.0	£25.6	£5.4	21.2%
Leisure Recurring Revenue as a Percentage of Total Leisure Revenue	96.6%	95.0%	1.6%		95.0%	93.6%	1.4%

Leisure, key events

During the nine-month period ending September 30, 2021, all major sectors of the Leisure segment (Pubs, Holiday Parks, Motorway Service Areas and Bingo Halls) remained closed due to the COVID-19 closures in the UK until May 17th, 2021. Venues subsequently reopened with social distancing and other restrictions imposed due to COVID-19. All significant COVID-19 restrictions were lifted on July 19, 2021.

During the three-month period, COVID-19 restrictions resulted in frequent amendments to overseas travel policies in the UK. The additional costs and uncertainty of overseas travel during the quarter resulted in a strong summer season for our Leisure Parks business despite initial restrictions in Wales and Scotland.

During the three-month period, new investments in cashless operations proved popular at an increased number of sites The MSA sector continued to trade strongly due to increased travel within the UK and increasing volume of road transport.

Leisure, Results of Operations

	For the Three-Month Period ended						For the Nine-Month Period ended
	Unaudited September 30,	Unaudited September 30,	Variance				Unaudited September 30,	Unaudited September 30,	Variance
(In millions)	2021	2020	2021 vs 2020				2021	2020	2021 vs 2020
			Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %			Total Variance $	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$32.4	$16.6	$2.1	$13.7	82.8%	95%	$43.1	$33.1	$10.0	$2.9	$7.1	21.4%	30.3%
Product	1.0	0.8	0.1	0.1	9.2%	17%	2.1	2.2	(0.1)	0.2	(0.2)	(10.8)%	(4.0)%
Total revenue	33.4	17.4	2.1	13.8	79.3%	92%	45.2	35.3	9.9	3.1	6.9	19.4%	28.2%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(8.2)	(3.9)	(0.5)	(3.7)	96.4%	108%	(11.6)	(7.5)	(4.1)	(0.8)	(3.3)	43.9%	54.8%
Cost of Product	(0.5)	(0.6)	0.0	0.0	(2.6)%	(5)%	(1.1)	(1.5)	0.4	(0.1)	0.4	(28.7)%	(25.4)%
Total cost of sales	(8.7)	(4.5)	(0.5)	(3.7)	83.8%	94%	(12.7)	(9.0)	(3.7)	(0.9)	(2.9)	31.8%	41.3%

Selling, general and administrative expenses	(11.7)	(9.6)	(0.7)	(1.4)	15.0%	22%	(23.1)	(23.2)	0.1	(1.8)	1.9	(8.1)%	(0.5)%

Stock-based compensation	(0.1)	-	(0.0)	(0.1)	NA	NA	(0.3)	(0.0)	(0.3)	(0.0)	(0.3)	627%	680%

Depreciation and amortization	(3.9)	(5.4)	(0.2)	1.8	(32.4)%	(28.3)%	(12.2)	(13.2)	1.0	(1.0)	2.0	(15.1)%	(7.6)%

Net operating Income (Loss)	9.0	(2.1)	$0.7	$10.3	(515)%	(532)%	(3.1)	(10.1)	7.0	$(0.6)	$7.6	(72.5)%	(69.5)%

Exchange Rate - $ to £	1.38	1.29					1.38	1.29

Note: Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

All variances discussed in the Leisure results below are on a functional currency (at constant rate) basis, which excludes the impact of any changes in foreign currency exchange rates.

Leisure Revenue

The three-month period was the first quarter in 2021 when revenue was not impacted by COVID-19 closures and restrictions. For the three-month period, revenue increased by $13.8 million or 79.3%, as all social distancing restrictions were removed. For the nine-month period revenue increased by $6.9 million, or 19.4%.

For the three-month period, Service revenue increased by $13.7 million to $32.4 million. This was driven by strong incomes in leisure parks with the removal of all COVID-19 restrictions for the majority of the period. Product revenue increased by $0.1 million.

For the nine-month period, Service revenue increased by $7.1 million to $43.1 million. This was driven by the leisure park reopenings and the removal of COVID-19 restrictions which began in the third quarter. Product revenue decreased by $0.2 million to $2.1 million.

Leisure Operating Income

Operating Income for the three-month period improved by $10.3 million to income of $9.0 million. This was primarily due to the increase in revenue as venues reopened and COVID-19 restrictions were removed.

Operating Loss for the nine-month period improved by $7.6 million to a loss of $3.1 million. This was primarily due to the increase in revenue as venues reopened as well as cost of sales and SG&A savings driven by COVID-19 closures earlier in the period.

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

We define our non-GAAP financial measures as follows:

EBITDA is defined as net income (loss) excluding depreciation and amortization, interest expense, interest income and income tax expense.

Adjusted EBITDA is defined as net income (loss) excluding depreciation and amortization, interest expense, interest income and income tax expense, and other additional exclusions and adjustments. Such additional excluded amounts include stock-based compensation U.S. GAAP charges where the associated liability is expected to be settled in stock, and changes in the value of earnout liabilities and income and expenditure in relation to legacy portions of the business (being those portions where trading no longer occurs) including closed defined benefit pension schemes. Additional adjustments are made for items considered outside the normal course of business, including (1) restructuring costs, which include charges attributable to employee severance, management changes, restructuring, dual running costs, costs related to facility closures and integration costs, (2) merger and acquisition costs and (3) gains or losses not in the ordinary course of business. This does not include any adjustments related to COVID-19.

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

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Loss, to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA by segment for the Three and Nine Months ended September 30, 2021

	For the Three-Month Period ended						For the Nine-Month Period ended
	Unaudited September 30,						Unaudited September 30,
(In millions)	2021						2021
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$25.0	$5.1	$7.6	$2.3	$9.0	$1.0	$(35.5)	$(1.2)	$15.5	$7.5	$(3.1)	$(54.2)

Items Relating to Legacy Activities:
Pension charges (1)	0.2					0.2	0.6					0.6

Items outside the normal course of business:
Acquisition and integration related transaction expenses (3)	-					-	1.5					1.5
Refinancing of Company Debt (4)	-					-	0.8					0.8
Italian tax related costs relating to prior years (5)	-		-			-	1.4		1.4			-

Stock-based compensation expense	3.8	0.5	0.3	0.2	0.1	2.7	8.6	1.1	0.5	0.4	0.3	6.3

Depreciation and amortization	11.2	5.3	0.7	0.9	3.9	0.4	36.2	17.7	2.5	2.5	12.2	1.3
Interest Income	(0.1)					(0.1)	(0.2)					(0.2)
Interest Expense	7.3					7.3	38.1					38.1
Change in fair value of warrant liability	(17.3)					(17.3)	(3.8)					(3.8)
Other finance expenses / (income)	(0.3)					(0.3)	(5.5)					(5.5)
Income tax	0.3					0.3	(0.1)					(0.1)
Adjusted EBITDA	$30.1	$10.9	$8.6	$3.4	$13.0	$(5.8)	$42.0	$17.6	$19.9	$10.4	$9.4	$(15.2)

Adjusted EBITDA	£21.8						£30.4

Exchange Rate - $ to £ (7)	1.38						1.38

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical, these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Three and Nine Months ended September 30, 2020

	For the Three-Month Period ended						For the Nine-Month Period ended
	Unaudited September 30,						Unaudited September 30,
(In millions)	2020						2020
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$0.5	$9.6	$5.7	$1.6	$(2.1)	$(14.3)	$(35.5)	$1.3	$15.8	$3.4	$(10.1)	$(45.9)

Items Relating to Legacy Activities:
Pension charges (1)	0.2					0.2	0.5					0.5

Items outside the normal course of business:
Costs of group restructure (2)	0.4					0.4	0.8					0.8
Acquisition and integration related transaction expenses (3)	1.2					1.2	5.6					5.6
Impairment on interest in equity method investee(6)	-					-	0.7					0.7

Stock-based compensation expense	1.1	0.2	0.1	0.1	-	0.7	3.1	0.4	0.3	0.2	0.0	2.2

Depreciation and amortization	14.0	6.6	1.0	0.5	5.4	0.5	39.9	21.0	2.7	1.7	13.2	1.3
Interest Income	(0.1)					(0.1)	(0.5)					(0.5)
Interest Expense	8.3					8.3	22.5					22.5
Change in fair value of warrant liability	(0.2)					(0.2)	(6.1)					(6.1)
Other finance expenses / (income)	(0.3)					(0.3)	5.9					5.9
Income tax	0.0					0.0	0.3					0.3
Adjusted EBITDA	$25.0	$16.4	$6.8	$2.2	$3.3	$(3.7)	$37.2	$22.7	$18.8	$5.3	$3.1	$(12.7)

Adjusted EBITDA	£19.5						£29.0

Exchange Rate - $ to £ (7)	1.29						1.26

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical, these are shown in the Corporate category.

Notes to Adjusted EBITDA reconciliation tables above:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.

(2)	“Costs of group restructure” include redundancy costs, Payments In Lieu of Notice costs, any associated employer taxes and costs associated with onerous property leases. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs. These costs were primarily incurred in connection with the property consolidation.

(3)	Acquisition and integration related transaction expenses, Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(4)	In May 2021, the Company refinanced its debt. These are the one-off fees as a result of the refinance.

(5)	“Italian tax related costs relating to prior years invoicing” relate to a settlement with the Italian Tax Authorities in respect of an audit of the Italian Branch of Inspired Gaming (International) Limited for the period 2015-2017 in respect of the historic VAT treatment of supplies.

(6)	In April 2020, the Company disposed of its 40% non-controlling equity interest in Innov8 Gaming Limited which resulted in the investment of $0.7 million being written off.

(7)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Liquidity and Capital Resources

Nine Months ended September 30, 2021, compared to Nine Months ended September 30, 2020

	9 Months ended		Variance
(in millions)	Sept 30,	Sept 30,
	2021	2020	2021 to 2020
Net loss	$(35.5)	$(35.5)	$(0.0)
Amortization of debt fees	16.7	2.2	14.5
Change in fair value of derivative and warrant liabilities and stock-based compensation expense	6.1	(2.3)	8.4
Impairment expense	0.0	0.7	(0.7)
Foreign currency translation on senior bank debt and cross currency swaps	(4.6)	6.6	(11.2)
Depreciation and amortization (incl RoU assets)	38.7	42.6	(3.9)
Other net cash (utilized)/generated by operating activities	(14.4)	17.2	(31.6)
Net cash provided by operating activities	7.0	31.5	(24.5)

Net cash used in investing activities	(18.2)	(22.0)	3.8
Net cash generated by financing activities	0.9	5.4	(4.5)
Effect of exchange rates on cash	0.3	(0.1)	0.4
Net (decrease)/increase in cash and cash equivalents	$(10.0)	$14.8	$(24.8)

Net cash provided by operating activities

For the nine months ended September 30, 2021, net cash inflow provided by operating activities was $7.0 million, compared to a $31.5 million inflow for the nine months ended September 30, 2020, representing a $24.5 million decrease in cash generation. This decrease was driven by interest timing differences resulting in interest payments of $17.6 million compared to $0.6 million in the prior period. The prior period also included a receipt in relation to VAT related income.

Amortization of debt fees increased by $14.5 million to $16.7 million due to the write-off in May 2021 of capitalized debt fees totaling $14.4 million following the Company refinancing. The remainder of the current year’s non-cash interest expense related to amortization of debt fees incurred in relation to the business refinancing in October 2019 up to the refinancing. Post refinancing the amortization of debt fees related to those incurred and capitalized as part of the May 2021 refinancing. The prior year’s non-cash interest expense related to amortization of debt fees incurred in relation to the business refinancing in October 2019.

Change in fair value of derivative and warrant liabilities and stock-based compensation expense increased by $8.4 million, from an outflow of $2.3 million to an inflow of $6.1 million. Movements in the fair valuation of warrant liabilities increased the inflow by $2.3 million, $5.5 million related to stock-based compensation expense and $0.6 million related to the movement in cross-currency swaps.

Foreign currency translation on senior bank debt and cross currency swaps resulted in a loss in the nine months ended September 30, 2021, of $4.6 million as a result of the movement in exchange rates during the period, compared to a $6.6 million gain in the nine months ended September 30, 2020.

Depreciation and amortization decreased by $3.9 million to $38.7 million with reductions of a $2.9 million in machine depreciation and $1.5 million in amortization of intangible assets offset through an increase of $0.6 million in development costs and licenses amortization.

Other net cash utilized by operating activities decreased by $31.6 million, to a $14.4 million outflow following the significant impact of the COVID-19 closures. Movements due to different timing of interest payments following the May 2021 refinancing have resulted in a $15.6 million higher outflow in the nine months ended September 30, 2021. In addition a higher VAT accrual level at the start of 2021 resulted in a net $10.6 million adverse movement in the nine months ended September 30, 2021. Further adverse movements were also seen on deferred revenue creditors ($3.3 million) long term liabilities ($1.8 million) and accounts receivable ($7.7 million), caused by the variability of trading levels caused by COVID-19 lockdowns and the unwind period needed when lockdown restrictions were eased are partly offset by favorable movements in accounts payable and accruals ($6.6 million).

Net cash used in investing activities

Net cash used in investing activities decreased by $3.8 million to $18.2 million in the nine months ended September 30, 2021.

Net cash generated by financing activities

During the nine months ended September 30, 2021, net cash generated by financing activities was an inflow of $0.9 million, compared to a $5.4 million inflow in the nine months ended September 30, 2020. The inflow in the nine months ended September 30, 2021, related to the net movement from the May 2021 refinancing and finance lease spend of $0.4 million. During the nine months ended September 30, 2020, an increase in the amount drawn on the revolver provided a $9.2 million inflow which was partly offset by $3.1 million of debt fees incurred and $0.7 million of finance lease spend.

Funding Needs and Sources

To fund our obligations we have relied historically on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of September 30, 2021, we had liquidity of $37.1 million in cash and cash equivalents and a further $27.0 million of an undrawn revolver facility. This compares to $43.9 million of cash and cash equivalents as of September 30, 2020, but $12.9 million drawn on the revolver facility with a further $12.9 million of revolver facilities undrawn. We had a working capital outflow of $14.4 million for the nine months ended September 30, 2021, compared to an $17.3 million inflow for the nine months ended September 30, 2020. The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization as well as the seasonality evident in some of the businesses purchased as part of the NTG Acquisition. In periods with minimal machine volumes and capital spend, our working capital is more stable. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are higher than typical and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels which have been seen during 2020 and 2021 following the COVID-19 closures, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Some of our business operations require cash to be held within the machines. As of September 30, 2021, $5.0 million of our $37.1 million of cash and cash equivalents were held as operational floats within the machines.

Subsequent to the balance sheet date, holders of the Company’s public warrants exercised 109,346 warrants for a total exercise price of $0.6 million, resulting in the issue of 54,673 common shares. As of November 9, 2021, there were 23,433,386 shares of the Company’s common stock outstanding.

The Company may from time to time to purchase all or a portion of the Company’s outstanding debt, or a portion of the Company’s outstanding equity securities. Such purchases may be effected in the open market, through redemptions, or through privately negotiated transactions.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through November 2022.

Long Term and Other Debt

See Note 4 Long Term and Other Debt of the Financial Statements for detail of the debts held during 2020 and 2021.

Debt Covenants

Under our debt facilities in place as of September 30, 2021, we are not subject to covenant testing on the Senior Secured Notes. We are, however, subject to covenant testing at the level of Inspired Entertainment Inc., the ultimate holding company, on our Super Senior Revolving Credit Facility which requires the Company to maintain a maximum consolidated senior secured net leverage ratio of 6.25x on the test date for the relevant period ending June 30, 2021, stepping down to 6.0x on March 31, 2022, 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Financial Covenant does not include a minimum interest coverage ratio or other financial covenants. As the RCF has never been drawn at any point since being in place, no covenant testing was required at September 30, 2021.

Under our debt facilities in place as of September 30, 2020, we were subject to covenant testing on the Senior Secured Notes. The covenant testing is set at the level of Inspired Entertainment Inc., the ultimate holding company, and consists of a test on Leverage (Consolidated Total Net Debt/Consolidated Pro Forma EBITDA) and a test on the level of capital expenditure. These are measured under U.S. GAAP. Leverage was tested at quarterly intervals commencing for the period ending June 30, 2020, and capital expenditure was tested annually commencing on December 31, 2019.

Prior to reaching our first leverage covenant test on June 30, 2020, the covenants were reset as a direct result of the COVID-19 closures and subsequent loss of trading as a result of government lockdowns in many key trading countries around the world. Formal agreement of the revised covenants was achieved on June 25, 2020.

There were no breaches of the debt covenants in the periods ended September 30, 2021, and September 30, 2020.

Liens and Encumbrances

As of September 30, 2021, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Contractual Obligations

As of September 30, 2021, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in millions)	Total	1 yr	1-3 years	3-5 years	5 yrs
Operating activities
Interest on long term debt	$125.4	$25.6	$49.9	$49.9	$-

Financing activities
Senior bank debt - principal repayment	316.9	-	-	316.9	-
Finance lease payments	1.7	0.9	0.5	0.3	-
Operating lease payments	10.5	3.2	3.4	1.9	2.0
Interest on non-utilisation fees	1.7	0.4	0.8	0.5	-
Total	$456.2	$30.1	$54.6	$369.5	$2.0

Off-Balance Sheet Arrangements

As of September 30, 2021, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

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

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net assets total approximately $12.1 million and our US Dollar functional currency net liabilities total approximately $9.3 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of September 30, 2021, would result in translation adjustments of approximately $1.0 million and $0.9 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained losses earned in Euros and in US Dollars in the nine months ended September 30, 2021, were €0.9 million and $6.6 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of September 30, 2021, would result in translation adjustments of approximately $0.1million and $0.6 million, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results by approximately $2.6 million and would result in translation adjustments of approximately $12.6 million, recorded in other comprehensive loss.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2021, due to the material weakness described in Item 9A of Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on May 10, 2021. Management have implemented additional controls designed to remediate this material weakness; however, these controls have not operated effectively over a sufficient period of time in order to conclude that the material weakness has been fully remediated.

Notwithstanding the identified material weakness and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2021, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

ITEM 1A. RISK FACTORS

Our business is subject to a high degree of risk. In addition to information set forth in this report, including the risk factors below, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020 and Amendment No. 1 thereto (the “2020 Form 10-K”), as well as our Quarterly Report on Form 10-Q for the period ended June 30, 2021 (the “June 2021 Form 10-Q”). You should carefully read and assess all of these risk factors. Any of these risks could materially and adversely affect our business, operating results, financial condition and prospects, and cause the value of our common stock to decline, which could cause investors in our common stock to lose all or part of their investments. Other than as set forth below, there have been no material changes to the risk factors previously disclosed in the 2020 Form 10-K and in the June 2021 Form 10-Q.

Supply chain disruptions and inflation are having, and could continue to have, an adverse effect on our business, operating results and financial condition.

Our Gaming Sales segment in North America and Greece is being adversely affected by supply chain disruption which may result in lost sales (and which sales may not be recovered) and we are also exposed to inflation through the increased cost of goods sold and wage inflation as a result of current global economic conditions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1#	Letter Agreement, dated July 21, 2021, by and between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).
10.2#	Employment Agreement, dated August 3, 2021, by and between Inspired Gaming (UK) Limited and Stewart F.B. Baker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2021).
10.3#	Employment Agreement, dated August 3, 2021, by and between Inspired Gaming (UK) Limited and Carys Damon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2021).
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: November 12, 2021		/s/ A. Lorne Weil
	Name:	A. Lorne Weil
	Title:	Executive Chairman
(Principal Executive Officer)

Date: November 12, 2021		/s/ Stewart F.B. Baker
	Name:	Stewart F.B. Baker
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

