Form 10-K
period 2021-12-31
Inspired Entertainment, Inc.
filed 2022-03-31
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, other than shares held by persons who may be deemed to be affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $214.5 million. For the purpose of this disclosure, executive officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant.

As of March 28, 2022, there were 26,880,622 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2022 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2021. If such proxy statement is not filed on or before such date, the information called for by Part III will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

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

ii

PART I

ITEM 1. BUSINESS.

Recent Developments

On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic which affected our retail businesses throughout 2020.

From mid-December 2020 to mid-April 2021, all retail venues were once again closed due to government-mandated shutdowns. Full restrictions did not fall away in the United Kingdom until July 2021 and there remains an element of social distancing in venues in Greece and in Italy.

It remains uncertain as to whether and when further restrictions or closures could happen in each jurisdiction and how long they may last. We continue to protect our existing available liquidity by pro-actively managing capital expenditures and working capital as well as identifying both immediate and longer-term opportunities for cost savings.

Overview

Inspired Entertainment, Inc. (the “Company”, “Inspired”, “we” or “us”) are a global gaming technology company, supplying content, platform and other products and services to online and land-based regulated lottery, betting and gaming operators worldwide through a broad range of distribution channels, predominantly on a business-to-business basis. We provide end-to-end digital gaming solutions (i) on our own proprietary and secure network, which accommodates a wide range of devices, including land-based gaming machine terminals, mobile devices and online computer applications and (ii) through third party networks. Our content and other products can be found through the consumer-facing portals of our interactive customers and, through our land-based customers, in licensed betting offices, adult gaming centers, pubs, bingo halls, airports, motorway service areas and leisure parks.

Our customer base includes regulated operators of lotteries, licensed sports bookmakers, gaming and bingo halls, casinos and regulated online operators, adult gaming centers, pubs, holiday parks, and motorway service areas. Some of our key customers include William Hill, SNAI, Sisal, Lottomatica, Betfred, Paddy Power, Betfair, Genting, bet365, Sky Bet, Fortuna, the Greek Organisation of Football Prognostics S.A. (OPAP S.A.), Entain Plc, the Pennsylvania Lottery, Bourne Leisure, Greentube, Stonegate, Mitchells & Butler, Marstons PLC, Greene King, JD Wetherspoon PLC, Parkdean Resort, Centre Parcs Resorts and Novomatic. Geographically, 71% of our revenues (excluding VAT-related revenue) for the year ended December 31, 2021 were generated from our UK operations, with the remainder generated from Italy, Greece and the rest of the world. Our products are designed to operate within applicable gaming and lottery regulations and our customers are regulated gaming or lottery operators or are otherwise licensed to operate our products.

We conduct business across different jurisdictions of which Great Britain, Italy and Greece have historically contributed the most significant recurring revenues. Recently we have begun to conduct a meaningful amount of business in North America as well. We are licensed or certified (as applicable) by the Gambling Commission in the United Kingdom, and by the Hellenic Gaming Commission in Greece, and registered with L’Agenzia delle dogane e dei Monopoli (“ADM”) in Italy. We are licensed by regulators in other jurisdictions such as the Malta Gaming Authority, Licensing Authority of Gibraltar, the Alderney Gambling Control Commission, the Belgian Commission, Autorité Des Marchés Financiers (Quebec), the Romanian National Gambling Office, Oficiul National pentru Jocuri de Noroc and we hold licenses with the US States of California, Connecticut, Illinois, Michigan, Nevada, New Jersey, Oregon, West Virginia and the Canadian provinces of Alberta, Nova Scotia and Saskatchewan. We are currently in the process of applying, or planning to apply, for licensure in additional North American jurisdictions, where we expect to benefit from any future market growth.

We are headquartered in the United States, with principal operating facilities located in the United Kingdom, India and Italy. As of December 31, 2021, we had approximately 1,600 employees, approximately 1,500 of which were full-time. We generated total revenue of $208.9 million and Adjusted EBITDA of $64.0 million for the year ended December 31, 2021, despite our business being materially impacted by the COVID-19 global pandemic. For the year ended December 31, 2019 (our last full year prior to COVID-19 impacting our business), we generated total revenue of $153.4 million and Adjusted EBITDA of $49.0 million.

The Company is publicly listed on the NASDAQ and had an equity market capitalization of approximately $342.6 million as of December 31, 2021 (based upon a closing stock price of $12.96 on that date).

Certain product and company names referred to herein are trademarks™ or registered® trademarks of their respective holders.

Our Products

We operate in four business segments: Gaming, Virtual Sports, Interactive and Leisure, as further described below.

Gaming Segment

Our Gaming segment supplies gaming terminals as well as gaming software and games for the terminals provided to betting offices, casinos, gaming halls and high street adult gaming centers. It utilizes our Server Based Gaming (“SBG”) technology to supply products to our customers’ global land-based gaming venues. SBG products offer an extensive portfolio of games through digital terminals. Our games are currently deployed through more than 31,800 digital terminals. Because our SBG products are fully digital, they interact with a central server and are provided on a “distributed” basis, which allows us to access a wide geographic footprint through internet and proprietary networks.

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

We distribute games to devices through different game management systems (“GMS”), each tailored to a specific operator or sector. Our CORETM GMS is designed for distributed street-gaming sectors and uses Inspired cabinets in combination with gaming content from Inspired, as well as a wide portfolio of content from independent game developers. CORE-CONNECT is our American Gaming Association G2S standard-based VLT GMS, currently deployed in the Greek VLT sector and North America. Our SBG products comply with all requirements in the UK (B2/B3), Italy (6B), Greece (G2S) and Illinois (G2S).

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

As of December 31, 2021, we had a total installed base of 31,891 units, which were operated primarily under participation-based contracts. We generate revenue by participating, typically as a function of gross revenue from each machine, in a percentage of volumes generated by these machines. Because we participate in our customers’ revenues under such contracts, we are aligned with our customers in benefitting from the introduction of our new content, which can drive growth of the win per unit per day of our installed base. Additionally, we earn revenue through the sale of units, as well as receiving a fixed daily fee for some of our installed units. During 2021, we sold 3,372 machines despite many of our customers having operations which were closed for approximately one quarter of 2021. With our participation-driven business model, approximately 94% of service revenue for our Gaming segment was recurring in nature in 2021 (excluding $3.1 million of VAT-related revenue) and derived under long-term contracts. We have successfully renewed all of our key Gaming contracts expiring over the last three years.

For the year ended December 31, 2021, our Gaming segment generated revenue and Adjusted EBITDA of $81.4 million and $26.1 million, respectively (excluding VAT related income), as compared to the year ended December 31, 2020, during which we generated $110.5 million and $57.9 million in revenue and Adjusted EBITDA, respectively (excluding VAT related income). We believe the COVID-19 global pandemic impacted this segment during the year ended December 31, 2021 (as well as the prior year) due primarily to government-imposed lockdowns that forced our land-based customers to close during certain periods.

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

We believe we are one of the most innovative suppliers of Virtual Sports gaming products in the world. We offer a wide range of sports and numbers games to approximately 32,000 retail venues as well as through various online websites. Our products are installed in over 20 gaming jurisdictions worldwide, including the UK, Italy, Greece, Turkey, Morocco, and the U.S.

Our Virtual Sports game portfolio includes titles such as V-Play Soccer, V-Play Football, V-Play Basketball, V-Play Baseball, Virtual Grand National and V-Play NFLA, as well as greyhounds, other horse racing products, tennis, motor racing, cycling, cricket, speedway, golf and darts. We have also licensed the use of images of certain sports brands in our games, including with the NFL Alumni. We also entered into a partnership with the UK Jockey Club to create the Virtual Grand National, which has aired on live UK television since 2017. In 2021 we entered into an exclusive licensing agreement with the Major League Baseball Players Alumni Association to create and license a new V-Play HomeRun Shoot-out Legends virtual baseball product.

Our customers are many of the largest operators in lottery, gaming and betting worldwide. We are contracted to supply Virtual Sports to mobile and online operators in the United Kingdom; the U.S. states of Nevada, Pennsylvania and New Jersey; Gibraltar and other regulated EU sectors, including Italy, Greece and Poland; and other jurisdictions such as Turkey and Morocco. Virtual Sports can be adapted to function in sports betting, lottery, or gaming environments and is therefore available to a wide range of customers in both public and private implementations.

The Virtual Sports events are capable of being offered to millions of our customers’ customers, through retail, online and mobile platforms, many of them available 24 hours per day, 7 days per week, and often concurrently within the same location or interactive platform. We have multiple hosting solutions capable of fulfilling the product delivery needs of our customers including our proprietary Virtual Plug and Play end to end online and mobile turnkey solutions. In addition, a cloud-based solution is available to customers who require an XML sportsbook integration that is fully hosted and operated by Inspired.

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

For the year ended December 31, 2021, our Virtual Sports segment generated revenue and Adjusted EBITDA of $36.0 million and $28.4 million, respectively, as compared to the year ended December 31 2020, during which we generated $32.4 million and $25.1 million in revenue and Adjusted EBITDA, respectively. We believe the COVID-19 global pandemic impacted retail revenue for this segment during the year ended December 31, 2021 (as well as the prior year) due primarily to government-imposed lockdowns which forced our retail customers to close during certain periods. We believe that the COVID-19 global pandemic accelerated the market adoption of Virtual Sports through online channels, which enabled us to benefit from market trends in this business during a period in which our retail customers were not operating due to government-imposed lockdowns. Virtual Sports revenue generated through online and mobile channels has increased from $20.2 million in 2020 to $26.1 million in 2021.

Interactive Segment

Our Interactive business uses unique interactive-only content as well as offerings from our Gaming and Virtual Sports segments to create games that are hosted on remote gaming servers to allow online gaming operators to use our games and content online and on mobile devices worldwide. Our interactive content includes a wide range of premium random number generated casino content from feature-rich bonus games to European-style casino free spins and table games incorporating well-known first and third-party brands including Space InvadersTM, 20p RouletteTM, Jagr’s Super SlotTM, Super Hot FruitsTM and Reel King MegawaysTM. Inspired releases several new titles per month and new games can be seamlessly deployed to the full estate of operators and aggregators through its proprietary Virgo RGS™. Games are available on over 300 websites across much of regulated Europe including the UK, Gibraltar, Malta, Spain, Sweden, Italy, Germany, the Netherlands, Romania, Greece and Belgium as well as in New Jersey, Michigan and Quebec. We expect to next go live in West Virginia, Pennsylvania, Ontario, Alberta and Connecticut during 2022.

Inspired’s Virgo RGS™ is integrated with a number of best known casino brands, including William Hill, Entain, bet365, Flutter, 888, Kindred, Gamesys, BetFred, Rank, Leo Vegas, OPAP and Stoiximan. We are also now live with ten North American operators: Bet MGM, Draft Kings, Caesars, Resorts/Mohegan, Rush Street Interactive, Wynn, Unibet, 888 and Golden Nugget and with Loto Quebec in Canada.

Our Interactive products are typically offered to operators on a participation basis, whereby we receive a percentage of total amount of stakes wagered or a percentage of net gaming revenue. For the year ended December 31, 2021, our Interactive segment generated revenue and Adjusted EBITDA of $22.8 million and $13.0 million, respectively. With our participation-driven business model, approximately 100% of revenue for our Interactive segment is recurring in nature and derived under long-term contracts for which our standard term is three years in duration. We have successfully renewed all of our key Interactive contracts expiring over the last three years. We believe the COVID-19 global pandemic accelerated the market adoption of interactive gaming by end-users, and that our EBITDA margins in this segment will expand as our revenue grows due to the low variable costs we expect to incur on incremental revenue, versus our existing base of revenue.

Leisure Segment

We are a supplier of gaming terminals and amusement machines to the Leisure and Hospitality sectors and one of the largest operators of “pay to play” gaming terminals and amusement machines in the UK. As of December 31, 2021, we supplied and operated over 11,600 gaming terminals and 7,000 pool tables, prize vending and jukeboxes located in pubs, bingo halls, and adult gaming centers. We also service approximately 2,200 gaming terminals under maintenance only contracts. The increasing majority of gaming terminals we operate are server based, allowing us to distribute content supplied by our “in house” design studios as well as some of the most popular content titles from our strategic partners. We also manufacture and sell analog machines.

In addition, we also supply and operate approximately 9,300 amusement machines and 2,200 gaming terminals in family entertainment centers and adult gaming centers located in holiday parks, bowling centers and other entertainment venues. These include virtual reality simulators and arcade games, redemption and skill with prize games, basketball, air hockey and cue sports. Commercial arrangements are typically structured as either revenue participations or rental agreements.

Our customers in this segment include the vast majority of recognizable brands that participate in the geographies and sectors in which we operate. These customers include large pub operators JD Wetherspoons, Stonegate Pub Company, Marstons PLC, Greene King, Mitchells and Butler, Punch Taverns, Whitbread and Star Pubs and Bars (Heineken). In the Bingo sector, we supply gaming terminals and services to Buzz Bingo and Mecca. We supply gaming terminals and services to transport hub operators, Moto and Welcome Break and major airports, including Heathrow. We also operate our own adult gaming centers under the Quicksilver brand in Extra Motorway Services. We have joint venture agreements with holiday park operators Parkdean Resorts and Bourne Leisure across their Haven, Butlins and Warner Hotels brands, where we supply machines and trained staff to manage and operate family entertainment centers.

Overall, our Leisure segment had, as of December 31, 2021, an installed base of over 16,000 gaming terminals, which were operated primarily under participation-based contracts. We generate revenue by participating, typically as a function of gross revenue from each machine, in a percentage of volumes generated by these machines. Because we participate in our customers’ revenues under such contracts, we are aligned with our customers in benefitting from the introduction of our new content, which can drive growth in the win per unit per day of our installed base. Additionally, we earn revenue through the sale of units, as well as a fixed daily fee for certain of our installed units. With our participation-driven business model, approximately 96% of revenue for our Leisure segment is recurring in nature and derived under long-term contracts. Since the NTG Acquisition, we have successfully renewed all of our key Leisure contracts expiring over the last three years.

For the year ended December 31, 2021, our Leisure segment generated revenue and Adjusted EBITDA of $68.7 million and $15.7 million, respectively. We believe the COVID-19 global pandemic impacted this segment during the year ended December 31, 2021 due primarily to government-imposed lockdowns, which forced our land-based customers to close during certain periods.

Our Strengths

We believe key factors that give us an advantage in the gaming technology space include:

Established presence across multiple Product Verticals

We have a substantial installed base across each of our product verticals, including over 31,800 digital terminals in the Gaming segment located across key jurisdictions in the United Kingdom, Greece, Italy and South America, with approximately 13,700 terminals installed in UK Licensed Betting Offices and approximately 8,700 installed in Greek video lottery terminals (“VLTs”). In our Leisure segment, we supply and operate an installed base of approximately 16,000 gaming terminals (including approximately 2,200 gaming terminals under maintenance only contracts) and 7,000 pool tables, prize vending and jukeboxes to pubs, bingo halls and adult gaming centers. In addition, we also supply and operate approximately 9,300 amusement machines and 2,200 gaming terminals in family entertainment centers located in holiday parks, bowling centers and other entertainment venues. We have award winning content and products in our Virtual Sports segment, which offers a wide range of sports and numbers games through approximately 32,000 retail venues as well as through various online channels. Our Virtual Sports gaming products are installed in approximately 35 gaming jurisdictions worldwide, including the United Kingdom, Italy, Greece, Morocco and the United States, our customers being many of the largest operators of lottery, gaming, and betting operations worldwide. Additionally, our Interactive segment provides a wide range of premium iGaming content to large operators primarily located in the United Kingdom, Italy, Greece and North America, as well as several other countries across Europe through over 170 websites.

Highly Diversified Business Underpinned by Longstanding Customer Relationships

We operate in several business segments and geographic locations that provide us a diversified revenue and cash flow stream that has proven to be resilient under various economic environments. While our Gaming segment has represented the largest proportion of our revenue in each of the last three years, our Virtual Sports and Interactive segments represent substantial growth opportunities as demonstrated by recent trends, including during the COVID-19 global pandemic, which are expected to continue to diversify our business. Additionally, we continue to expand in high growth markets, such as North America, which are expected to drive further geographic diversification across business segments. We have over 600 customers, including major lottery, sports betting and gaming operators (both interactive and location-based) within regulated sectors worldwide. Many of our customer relationships in the UK and European sectors are long-standing and in excess of 10 years. We expect that our diverse customer base will afford us opportunities to sell incremental products to certain of these customers in the future.

Substantial Recurring Revenue Supported by Long-Term Participation-Based Contracts

We believe our robust recurring revenue business model will drive our performance and free cash flow generation. For the year ended December 31, 2021, our recurring revenue, which included revenue generated from participation-based contracts and licensing arrangements, represented 86% of total revenue (87% excluding VAT-related revenue), as compared to approximately 67% of total revenue (84% excluding VAT-related revenue) for the year ended December 31, 2020. Our content and products, which are provided primarily pursuant to long-term contracts, are essential to generating revenue for our customers and satisfying the demand of our end users. Our long-term contracts typically have an initial duration of three to five years depending on the business segment and the customer and, over the last three years, we have successfully renewed all expiring contracts with key customers in our Gaming, Virtual Sports and Interactive segments, and have successfully renewed all expiring contracts with key customers in our Leisure segment since the NTG Acquisition.

Proprietary Technology and Track-Record of Strong Content Development

We are dedicated to being at the forefront of our industry in terms of technology and innovation. We combine complementary expertise in technology and operations, positioning us as a provider of superior technical solutions. As of December 31, 2021, we held approximately 15 patents and approximately 200 trademarks worldwide. We focus our product development efforts on emerging technology trends, utilizing a combination of customer research, design experience and engineering excellence. We are committed to developing innovative products for our customers and are focused on improving player entertainment and customer profitability.

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

Our Interactive business has expanded rapidly, with revenue growing at an approximate compound annual growth rate of 103% on a functional currency at constant rate basis between 2019 and 2021. We believe this growth has been driven, in part, by our content library of over 100 slot games, many of which have not been extensively distributed previously to interactive operators. Many of our recent game launches, including Maximus Gold CashTM, Rainbow CashpotsTM, and Super Hot FruitsTM (a consistent top performer in the Greek market), have been omni-channel, offering a premium player experience across multiple platforms.

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

Government initiatives, such as the legalization of casino operations in new jurisdictions, increases in the number of casinos allowed to operate in a given jurisdiction and the legalization of new products, have helped stimulate growth in the gaming market. In the United States, legislative change has led to an increase in the legalization of sports betting. As of December 31, 2021, 21 U.S. states and the District of Columbia have legalized sports betting.

Experienced Management Team

Our seasoned management team is led by our Executive Chairman, Lorne Weil, who is known as a gaming industry innovator and whose past leadership includes growing a diversified global gaming technology company both organically and through extensive acquisitions and joint ventures further bolstering the business. Other members of the Company’s Office of the Executive Chairman (the “OEC”) are our President and Chief Operating Officer, Brooks H. Pierce; our Executive Vice President and Chief Strategy Officer, Daniel B. Silvers; our Executive Vice President and Chief Financial Officer, Stewart F.B. Baker, who is currently on a temporary medical leave of absence; our Interim Principal Financial and Accounting Officer, Andrew C. Stone; and our Executive Vice President and General Counsel, Carys Damon. The OEC executes the day-to-day management of the Company. Our management team has broad and deep experience in the gaming industry, working with lotteries, casino operators, betting platforms, and online operators. The members of the OEC have, on average, decades of experience in the gaming industry, including relationships with customers around the world, helping them build and sustain revenue growth. In addition, the members of the OEC have centered their careers on identifying, acquiring and integrating, through the implementation of value creation initiatives, complementary businesses.

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

We believe our historical growth has been driven by our entry into new geographies, and supplemented by increasing our share in existing markets. We expect to continue to focus on North American markets in the Gaming, Virtual Sports and Interactive segments for such expansion. We believe North America is a major gaming market in which we currently have limited participation, but where our products are well positioned, or can be positioned, for future success. For example, in 2020 and 2021, we placed 313 and 374 VLT terminals, respectively, in North America. We also believe there are likely to be growth opportunities in Latin America which will be available to us in the future.

Pursue targeted mergers and acquisitions to expand our product portfolio and distribution footprint.

In addition to growing our business organically, we have pursued, and continue to pursue, merger and acquisition opportunities that we believe will help strengthen and scale our operations and take further advantage of our competitive position. Our management team shares a combination of operating, investing, financial and transactional experience that we believe will serve the Company well as it seeks to identify opportunities for value-adding acquisitions and negotiate and close on beneficial acquisition transactions. For example, in October 2019, we completed the NTG Acquisition which we believe added increased scale to our business while supplementing key technologies and content within our portfolio. In December 2021 we completed the acquisition of Sportech Lotteries, LLC (currently Inspired Entertainment Lotteries LLC), which is our first lottery-focused acquisition, further diversifying our business model on a product, customer, and geographic level.

Our ability to execute the strategy above will be affected by the ongoing COVID-19 global pandemic, which may have further, unexpected effects on the business. We are currently focused on managing our cash flow and liquidity, as well as the segments of our business that remain operational to maximize near term revenues from those segments.

Industry Overview

We operate within the global gaming and lottery industry. Global gaming and lottery growth has been resilient in the face of economic cycles over the last decade. According to the H2 Database, the global gaming and lottery industry has grown at a 10.5% compounded annual growth rate from 2010 to 2020, which has been driven by increased consumer spend and the introduction of new regulated sectors but declined dramatically in 2020 due to land-based venues being closed due to COVID-19 mandated shutdowns and restrictions.

During this period, the digital online and mobile gaming and lottery sectors have grown at a faster pace than the industry as a whole. According to the H2 Database, these industry sectors have grown at a 12.6% compound annual growth rate from 2010 to 2020, driven by rapid growth in the deployment of digital games and technologies, including many of our products, into land-based venues in the primary sectors in which we operate, where regulators have supported the transition to digital, online and retail channels.

Subject to the impact of the COVID-19 global pandemic, we believe the global gaming and lottery industry will return to a growth trajectory, with more robust growth in the digital gaming and lottery sectors, as further described below. We believe the industry is content driven and, much like music, videogames and motion pictures, will continue to be transformed by the propagation of digitally-networked technologies.

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

Smartphones and Mobile Devices: Rapid adoption of gaming and lottery applications on growing volume. In certain sectors, mobile play on sports betting and gaming now exceeds such play on personal computers. According to the H2 Database, mobile gaming revenues in such sectors exhibited a 27.0% compound annual growth rate between 2010 and 2020. Mobile gaming and lottery is now expanding in other sectors, and mobile play has recently been approved in other sectors for gaming or lottery.

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

Great Britain

In the British sector, we supply and distribute Category B3 gaming machines (with maximum betting stakes for players of £2) and ETG machines to third parties who are licensed to operate such machines in bricks-and-mortar premises. In addition, we operate a number of Adult Entertainment Centers. We also supply virtual racing software to local retail venues and to online operators who are licensed to target the British sector. We also supply our Interactive product to remote operators who are licensed to target the British sector. The provision of our products and services in relation to the British sector is authorized by a series of licenses issued by the UK Gambling Commission, namely remote and non-remote Gaming Machine Technical (Full) operating licenses, a remote casino operating license, a remote and non-remote gambling software license and a remote general betting standard (virtual events) license gaming machine general adult gaming center license and a gaming machine general family entertainment center license.

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

A remote gambling operating license holder providing facilities for remote gambling to British players is required to use gambling software manufactured and supplied by the holder of a gambling software license (and failure to do so is an offence). Where gambling software is used or supplied for use in relation to the British sector, it must satisfy the Remote Gambling and Software Technical Standards published by the Gambling Commission.

The holder of a British gambling operating license is subject to a variety of ongoing regulatory requirements, including, but not limited to, the following:

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

Italy

We operate two different gaming businesses in Italy. We provide platform and games for video lottery terminals (“VLTs”), we also supply Virtual Sports products, including online platforms and games, to betting shops and online platforms. Our businesses are operated through the Italian branches of certain of our UK subsidiaries. These branches hold police licenses and are enrolled in the Register of Gestori, as further described below. We supply our platform and games and Virtual Sports products only to operators licensed under Italian gaming laws and regulations.

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

Greece

In Greece, we supply VLTs, including the terminal machines themselves, the related online platforms and the games available on the machines, to brick-and-mortar gaming locations operated by OPAP, the country’s sole licensed operator of gaming machines. We supply such VLTs under a certification provided by the Hellenic Gaming Commission (the “HGC”). We also supply Virtual Sports products within retail venues operated by OPAP and via self-service betting terminals within OPAP venues and supply interactive games and Virtual Sports to online operators in Greece including Stoiximan, OPAP and Novibet.

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

Content Development

We continually invest in new product development in each of our Virtual Sports, Interactive, Leisure and Gaming business segments. Inspired has a full stack game development structure, combining its proprietary technology frameworks together with some of the industry’s best math, art, creative and production personnel spread across 3 game studios (Inspired, Astra and Bell Fruit). We release over 100 games each year onto our own priority gaming system, Interactive RGS and to our G2S clients around the world in markets such as North America, UK, Greece, Spain, Belgium, Italy, Sweden and more. Whilst many of our game launches are omni-channel, we have a focus on building the right game for the right market and take pride in tweaking and modifying the math and themes for the target player. In Virtual Sports we combine graphical assets and software that controls those assets to schedule events and generate results via a random number generator, as well as supplying on demand versions of our content. In 2020, we launched the Virtual Plug and Play (VPP) product range. Using our award winning Virtuals assets, with our Interactive RGS and the addition of a Virtuals Bet Management System, VPP gives our operators a Virtuals Sportsbook in a box, with ease of integrations and operation. We account for our development costs as software development costs and these are typically amortized over a two-year period.

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

As of December 31, 2021, we had approximately 1,600 employees, approximately 1,500 of which were full-time. Of those employees, over 600 were dedicated to delivering our digital gaming platforms, content and manufacturing. Approximately 85 of our employees were assigned to the ongoing operation of our network, through which we supply and maintain our products. Approximately 600 of our employees were involved in UK field operations. Our management, sales and administration teams accounted for approximately 200 employees.

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

Competition

We operate in a highly competitive industry, and in highly competitive business segments. We face competition from a number of worldwide businesses, many of which have substantially greater financial resources and operating scale than we do. Such competition could adversely affect our ability to win new contracts and sales and renew existing contracts. We operate in a period of intense price-based competition in some key sectors, which could affect the profitability of the contracts and sales we do win. In certain sectors, our businesses also face competition from suppliers, operators or licensees who offer products for internet gaming in illegal or unregulated sectors, but are still able or permitted to supply products and compete with us in regulated sectors. These competitors often have substantially greater financial resources and operating scale than we do. Some larger competitors hold long term contracts which control access points for some of our products and this may mean we must contract with those competitors rather than directly with the customer to provide our products. Our principal competitors include, among others, certain businesses that have vertically integrated gaming machine and retail betting operations and businesses that operate in both regulated and unregulated sectors and thereby effectively subsidize their regulated operations with unregulated operations.

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to the following:

●	The ongoing coronavirus (COVID-19) pandemic is adversely affecting our business.

●	We rely on a relatively small number of customers for a significant portion of our sales, and the loss of, or material reduction in, sales to any of our top customers could have an adverse effect on our business, results of operations, financial condition and prospects.

●	We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.

●	The UK Government’s impending review of the Gambling Act, together with other rules that may be considered in the UK in response to recent consultations, could have a material negative impact on our business.

●	Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties.

●	Our results of operations fluctuate due to seasonality and other factors and, therefore, our periodic operating results are not guarantees of future performance.

●	Our industry is subject to strict government regulations that could limit our existing operations and have a negative impact on our ability to grow.

●	Our industry is subject to regulations that set parameters for levels of gaming or wagering duty, tax, stake, prize and return to player.

●	We may be adversely affected by disruptions to our transaction gaming and lottery systems, as well as disruptions to our internal enterprise and information technology systems.

●	Our directors and key personnel are subject to the approval of certain regulatory authorities, which, if withheld, would require us to sever our relationship with non-approved individuals, which could adversely impact our operations.

●	Licensing and gaming authorities have significant control over our operations and ownership and could cause us to redeem certain stockholders on potentially disadvantageous terms.

●	Certain of our executive officers and directors are affiliated with entities engaged in business activities similar to those conducted by us (or may enter into similar business activities in the future) and, accordingly, may have conflicts of interest in determining whether a particular business opportunity should be presented to us or to another entity.

●	We have operations in a variety of countries, which subjects us to additional risks.

●	We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

●	We may be unable to develop sufficient new products and product lines and integrate them into our existing business, which may adversely affect our ability to compete; our expansion into new sectors may present competitive and regulatory challenges that differ from current ones.

●	We may be required to recognize impairment charges related to goodwill, identified intangible assets and property and equipment or to take write-downs or write-offs, restructuring or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could have an adverse effect on your investment.

●	Volatility or disruption in the financial markets could materially adversely affect our business and the trading price of our common stock.

●	Global economic conditions could have an adverse effect on our business, operating results and financial condition.

●	We face risks and uncertainty arising from the United Kingdom’s withdrawal from the European Union.

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

Disruption of our supply chain or distribution capabilities have an adverse effect on our business, financial condition, and results of operations.

Our ability to manufacture and ship machines is critical to our success. We are subject to damage or disruption to supplies of parts or our manufacturing or distribution capabilities (in particular, to the extent that our parts are sourced globally) due to weather, including any potential effects of climate change, natural disaster, fire, terrorism, adverse changes in political conditions or political unrest, pandemic, strikes, labor shortages, freight transportation availability, disruption in logistics, import restrictions, or other factors that impair our ability to manufacture or sell our machines. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, adversely affect our business, financial condition, and results of operations, as well as require additional resources to restore our supply chain.

Our results of operations could be adversely affected by labor shortages, turnover, and labor cost increases.

Inflationary pressures, shortages in the labor market, and increased competition within and outside our industry for talented employees have increased our labor costs, which could negatively impact our profitability. Labor shortages or lack of skilled labor have led to increases in costs to meet demand as we roll out incremental programs to attract and retain talent. Labor shortages may also negatively impact us from servicing all demand that exists for our products or operating our service operations and manufacturing facilities efficiently. Further, we distribute our machines and receive parts through the freight transportation market, and reduced trucking capacity due to shortages of drivers has led to increased costs and reduced service levels due to lack of freight transportation availability.

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

Changes in applicable gambling regulations or taxation regimes may affect the revenues or profits generated by the contracts we enter into with our customers. Many of the contracts we have with our customers are on revenue-sharing (net of gaming taxes) terms, and therefore changes which adversely affect our customers may also adversely affect us. In addition, any such changes may cause our customers to seek to renegotiate their contracts, may alter the terms on which such customers are prepared to renew their contracts and may affect their ability or willingness to renew their contracts.

We rely on a relatively small number of customers for a significant portion of our sales, and the loss of, or material reduction in, sales to any of our top customers could have an adverse effect on our business, results of operations, financial condition and prospects.

Certain key customers, including certain UK, Italian and Greek gaming terminal customers and certain Virtual Sports customers, make a significant contribution to our revenues and profitability. Our top ten customers generated approximately 60% of total revenues but no one customer generated more than 10% of total revenues in the year ended December 31, 2021. We expect that these customers will continue to represent a significant portion of our sales in the future. However, the loss of any of our top customers, whether through contract expiry and non-renewal, breach of contract or other adverse factors could materially adversely affect our revenues or return on capital and leave us with surplus terminals. Moreover, if any of these customers experience reduced revenue, such reduction could adversely affect any revenue-sharing arrangements we have with those customers, reduce our own revenues and adversely affect our financial results.

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

The UK Government’s impending review of the Gambling Act, together with other rules that may be considered in the UK in response to recent consultations, could have a material negative impact on our business.

In December 2020, DCMS announced that it is reviewing the Gambling Act, the consultation period for which closed on March 31, 2021 with the objective of (i) examining whether changes are needed to the system of gambling regulation in Great Britain to reflect changes to the gambling landscape since 2005, particularly due to technological advances (ii) ensuring there is an appropriate balance between consumer freedoms and choice on the one hand, and prevention of harm to vulnerable groups and wider communities on the other and (iii) making sure customers are suitably protected whenever and wherever they are gambling, and that there is an equitable approach to the regulation of the online and the land based industries. There have a been a number of similar consultations launched, including a DCMS consultation in relation to fees which closed on March 25, 2021 and a Gambling Commission consultation in relation to Remote Customer Interaction which closed on February 9, 2021. The potential outcomes of such reviews are not currently known but new legislation or regulations could adversely affect our business. A recent example of legislative change implemented by the UK Government which adversely affected our business was the reduction of maximum permitted bets from £100 to £2 on B2 Gaming Machines which became effective as of April 1, 2019. As a result of this change, a number of land-based operators commenced a rationalization of their retail operations, which among other measures led to the closure of certain land-based operator shops.

Our business depends on our ability to prevent or mitigate the effects of a cybersecurity attack.

Our information technology may be subject to cyber-attacks, security breaches or computer hacking, including a widespread ransomware attack encrypting corporate IT equipment, a directed motivated attack against us or a data breach or cyber incident happening to a third-party network and affecting us. Regardless of our efforts, there may still be a breach and the costs to eliminate, mitigate or address the aforementioned threats and vulnerabilities before or after a cyber incident could be significant. Any such breaches or attacks could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about the Company, our business partners or other third parties could expose us to significant potential liability and reputational harm. We could also be negatively impacted by existing and proposed laws and regulations, and government policies and practices related to cybersecurity, data privacy, data localization and data protection. The risk of cyber attacks may also increase owing to the current war in Ukraine.

Our business depends upon the protection of our intellectual property and proprietary information.

We believe that our success depends, in part, on protecting our intellectual property in the UK and in other countries. Our intellectual property includes certain trademarks relating to our systems, as well as certain patents and proprietary or confidential information that is not subject to patent or similar protection. Our intellectual property protects the integrity of our games, systems, products and services, which is a core value of the industries in which we operate. Protecting our intellectual property can be expensive and time-consuming, may not always be successful depending on local laws or other circumstances, and we also may choose not to pursue registrations in certain countries. Competitors may independently develop similar or superior products, software, systems or business models. In cases where our intellectual property is not protected by an enforceable patent, or other intellectual property protection, such independent development may result in a significant diminution in the value of our intellectual property.

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

Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties.

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

Following the end of the Brexit Transition Period on December 31, 2020, the EU GDPR has been implemented in the UK as the “UK GDPR”. The requirements of the UK GDPR are (for the time being) virtually identical to those of the EU GDPR.

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

In addition, Brexit has implications for transfers of personal data between the UK and the EU and vice versa. Transfers of personal data from the UK to the EU are unrestricted and do not require additional safeguards as the UK has approved the adequacy of the EU and all 12 nations deemed adequate by the EU. As regards transfers of personal data from the EEA to the UK, under the terms of the Trade and Cooperation Agreement agreed between the EU and UK on December 24, 2020, such data flows remain unrestricted as the European Commission granted the UK an “adequacy decision” meaning transfers of personal data from the EEA to the UK may continue unrestricted and would not require any additional safeguards.

Compliance with the GDPR will incur compliance and operational costs. In addition, a data supervisory authority may find our data processing practices and compliance steps to be inconsistent with the GDPR’s application in their respective jurisdiction. Data supervisory authorities also have the power to issue fines for non-compliance of the GDPR of up to 4% of an organization’s annual worldwide turnover or €20m (£17.5 million under the UK GDPR), whichever is higher. Data subjects also have a right to compensation as a result of an organization’s breach of the GDPR that has affected them, for financial or non-financial losses (e.g., distress).

Our results of operations fluctuate due to seasonality and other factors and, therefore, our periodic operating results are not guarantees of future performance.

Our revenues are subject to a number of variations. Equipment sales and software license revenues usually reflect a limited number of large transactions, which may not recur on an annual basis. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of equipment sales and software licensing. In addition, revenues may vary depending on the timing of contract awards and renewals, changes in customer budgets and general economic conditions. A proportion of our revenues are subject to regular seasonal variations of the sort often related to seasonal consumer behavior, income from the Leisure business segment is generally strongest in the spring and summer, predominantly in Leisure parks, and in Italy and Greece we experience reductions in revenue in the summer.

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

Our members, managers, directors, officers and key employees must be approved by certain government and state regulatory authorities. If such regulatory authorities were to find a person occupying any such position unsuitable, we would be required to sever our relationship with that person. We may thereby lose key personnel which would have a negative effect on our operations. Certain public and private issuances of securities and certain other transactions by us also require the approval of certain state regulatory authorities. Further, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators. The regulatory environment in any particular jurisdiction may change in the future and any such change could have an adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to increase at any time.

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

Certain of our executive officers and directors may become affiliated with entities engaged in business activities similar to those conducted by us (or may enter into similar business activities in the future) and, accordingly, may have conflicts of interest in determining whether a particular business opportunity should be presented to us or to another entity.

Certain of our executive officers and directors may become affiliated with entities that are engaged in businesses similar to the ones we operate (or may enter into similar business activities in the future). As a result, any of them may become aware of business opportunities which may be appropriate for presentation to us and to other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented — to us or to another entity. These conflicts may not be resolved in our favor and a potential business opportunity may be presented to another entity prior to its presentation to us. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one that we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

We are a global business and derived substantially all of our revenue outside the United States during the year ended December 31, 2021. In the year ended December 31, 2021, we earned approximately 71% of our revenue from our operations in the UK, 9% of our revenue from our operations in Greece, and 20% of our revenue from our operations in the rest of the world. Our business in foreign markets subjects us to risks customarily associated with such operations, including:

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

Our consolidated financial results are significantly affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than U.S. Dollars, and from the translation of foreign currency balance sheet accounts into GBP-denominated or USD-denominated balance sheet accounts. Exposure to currency exchange rate fluctuations exists and will continue because a significant portion of our revenues are denominated in currencies other than the USD, particularly GBP and the Euro. Exchange rate fluctuations have in the past adversely affected operating results and cash flows and may continue to adversely affect our results of operations and cash flows and the value of assets.

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

Laws relating to interactive gaming are evolving. To varying degrees, governments have taken steps to change the regulation of interactive wagering through the implementation of new or revised licensing and taxation regimes, including the possible imposition of sanctions on unlicensed providers. We cannot predict the timing, scope or terms of the implementation or revision of any such state, federal or foreign laws or regulations, or the extent to which any such laws and regulations may facilitate or hinder our strategy.

In jurisdictions that authorize interactive gaming, we cannot assure that we will be successful in offering our technology, content and services to interactive gaming operators, because we expect to face intense competition from our traditional competitors in the gaming and lottery industries as well as a number of other domestic and foreign competitors (and, in some cases, the operators themselves), many of which have substantially greater financial resources or experience in this area than we do.

Know-your-customer and geo-location programs and technologies supplied by third parties are an important aspect of certain interactive gaming products and services, because they can confirm certain information with respect to players and prospective players, such as age, identity and location. Payment processing programs and technologies, typically provided by third parties, are also a necessary feature of interactive wagering products and services. These programs and technologies are costly, and our use of them may have an adverse impact on our results of operations, cash flows and financial condition. Additionally, we cannot assure that products or services containing these programs and technologies will be available to us on commercially reasonable terms, if at all, or that they will perform accurately or otherwise in accordance with required specifications.

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

We may be subject to claims or liabilities arising from the ownership or operation businesses we have acquired for the periods prior to our acquisition of them, including environmental, employee-related and other liabilities and claims not covered by insurance.

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

As of December 31, 2021, our senior debt consisted of an aggregate of £235.0 million ($316.7 million) of Senior Secured Notes (carrying an interest rate of 7.875% per annum, and maturing on June 1, 2026), and we had £20.0 million ($27.0 million) of credit facility borrowings available under the RCF Agreement (see Note 13).

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

Changes in customer and player preferences could adversely affect our results of operations.

Competition in the gaming industry is intense and subject to rapid change, including changes from evolving customer and player preferences. Accordingly, our success in the gaming industry is dependent on our ability to offer attractive products to our customers and players. In the markets in which we operate, we compete with various other gaming vendors and our customers and players now have access to many other forms of recreational and leisure activities. Our participation-based revenue will depend on the appeal of our gaming offerings to our customers and players relative to our competitors. If we are not able to anticipate and react to changes in customer and player preferences, our competitive and financial position may be adversely affected.

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

Risks Relating to Our Status as a Public Company and Ownership of Our Common Stock

We may be required to recognize impairment charges related to goodwill, identified intangible assets and property and equipment or to take write-downs or write-offs, restructuring or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could have an adverse effect on our common stock and your investment.

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

Our second amended and restated certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director with or without cause by stockholders, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	designating the Court of Chancery of the State of Delaware as the exclusive forum for adjudication of disputes;

●	controlling the procedures for the conduct and scheduling of stockholder meetings; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2021, the Company occupied approximately 240,000 square feet of leased space in the United Kingdom, 3,000 square feet of leased space elsewhere in Europe, 3,200 square feet in New York and 17,000 square feet in Kochi, India. The primary locations were as follows:

●	Approximately 40,000 square feet of office space on one floor in Burton-on-Trent, East Midlands, UK.

●	Approximately 2,250 square feet of flexible office space in Manchester, UK.

●	Approximately 80,000 square feet of administrative offices, workshop and warehousing in Bridgend, South Wales, UK.

●	Approximately 2,000 square feet of offices on one floor in Rome, Italy.

●	Approximately 17,000 square feet of office space on one floor in Kochi, India.

●	Approximately 3,200 square feet of office space on one floor in New York.

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

Holders

As of March 28, 2022, there were 44 holders of record of our common stock

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Dividends

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

Forward-Looking Statements

We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For definitions of the term Forward-Looking Statements, see the definitions provided in the Cautionary Note Regarding Forward-Looking Statements at the start of this Annual Report on Form 10-K for the year ended December 31, 2021.

COVID-19 Operating Restrictions During 2021

Governments in all of the major jurisdictions in which our land-based customers operate have now allowed the reopening of land-based venues, in certain circumstances subject to restrictions.

United Kingdom

Between April 12, 2021 and May 16, 2021, licensed betting offices in England and Wales were permitted to reopen with certain restrictions, including a limitation on operating only two of four gaming machines per venue, limited dwell time of 15 minutes, a maximum of two visits per day per patron and an 8:00pm curfew - these restrictions were removed on May 17, 2021. Gaming machines in pubs, holiday parks, motorway services, Scottish betting offices and adult gaming centers across the United Kingdom were permitted to reopen on May 17, 2021, with social distancing restrictions in place. On July 19, 2021, all social distancing restrictions were removed in England. On August 9, 2021, all remaining restrictions in the remainder of the United Kingdom were removed. In November 2021, the United Kingdom put in place further measures (that remained in place for the balance of 2021), but none of these measures resulted in the closure of any premises in which our land-based customers operate.

Other Jurisdictions

On August 20, 2021, Italy put in place restrictions such that only fully vaccinated people could enter our customers’ venues. On September 13, 2021, Greece put similar restrictions in place. These restrictions continue to be in force in both Italy and Greece.

It remains uncertain as to whether and when further restrictions or closures could be implemented in each jurisdiction and how long they may last to the extent they were implemented. We continue to protect our existing available liquidity by pro-actively managing capital expenditures and working capital as well as identifying both immediate and longer-term opportunities for cost savings.

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

Geographic Range

Geographically, a majority of our revenue is derived from, and majority of our non-current assets are attributable to our UK operations. The remainder of our revenue is derived from, and non-current assets attributable to, Greece and the rest of the world (including North America).

For the twelve months ended December 31, 2021, we derived approximately 71% of our revenue from the UK, 9% from Greece and the remaining 20% across the rest of the world. During the twelve months ended December 31, 2020, we derived approximately 76%, 9% and 15% of our revenue from those regions, respectively.

As of December 31, 2021, our non-current assets (excluding goodwill) were attributable as follows: 73% to the UK, 9% to Greece and 18% across the rest of the world.

Foreign Exchange

Our results are affected by changes in foreign currency exchange rates as a result of the translation of foreign functional currencies into our reporting currency and the re-measurement of foreign currency transactions and balances. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. The geographic region in which the largest portion of our business is operated is the UK and the British pound (“GBP”) is considered to be our functional currency. Our reporting currency is the U.S. dollar (“USD”). Our results are translated from our functional currency of GBP into the reporting currency of USD using average rates for profit and loss transactions and applicable spot rates for period-end balances. The effect of translating our functional currency into our reporting currency, as well as translating the results of foreign subsidiaries that have a different functional currency into our functional currency, is reported separately in Accumulated Other Comprehensive Income.

During the twelve months ended December 31, 2021, we derived approximately 29% of our revenue from sales to customers outside the UK, compared to 24% during the twelve months ended December 31, 2020.

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

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the twelve-month periods ended December 31, 2021 and December 31, 2020, the average GBP:USD rates were 1.37 and 1.29, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the twelve-month period ended December 31, 2021, compared to the same period in 2020;

●	a discussion and analysis of the results of operations for each of the Company’s segments (Gaming, Virtual Sports, Interactive and Leisure) for the twelve-month period ended December 31, 2021, compared to the same period in 2020, including KPI analysis.

In the discussion and analysis below, certain data may vary from the amounts presented in our consolidated financial statements due to rounding. Year-on-year comparisons may not be meaningful due to COVID-19 impacts in both the current and prior periods, as noted above.

For all reported variances, refer to the overall company and segment tables shown below. All variances discussed in the overall company and segment results are on a functional currency (at constant rate) basis, which excludes the impact of any changes in foreign currency exchange rates.

Overall Company Results

Twelve Months ended December 31, 2021, compared to Twelve Months ended December 31, 2020

	For the Twelve-Month		Variance
(In millions)	Period ended		2021 vs 2020
	December 31, 2021	December 31, 2020	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$183.3	$178.7	$10.5	$(5.9)	(3.3)%	2.6%
Product	25.6	21.1	1.5	3.0	14.4%	21.5%
Total revenue	208.9	199.8	12.0	(2.9)	(1.4)%	4.6%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(34.3)	(30.1)	(2.1)	(2.1)	6.8%	13.7%
Cost of Product	(16.4)	(14.4)	(0.9)	(1.1)	7.9%	14.2%
Selling, general and administrative expenses	(97.2)	(84.8)	(5.9)	(6.5)	7.7%	14.7%
Stock-based compensation	(13.0)	(4.8)	(0.8)	(7.4)	155.7%	171.7%
Acquisition and integration related transaction expenses	(1.6)	(7.0)	(0.2)	5.7	(79.2)%	(77.4)%
Depreciation and amortization	(47.0)	(52.3)	(3.3)	8.6	(16.3)%	(10.1)%
Net operating Income (Loss)	(0.6)	6.4	(1.2)	(5.7)	(103.5)%	(109.3)%
Other income (expense)
Interest expense, net	(44.3)	(30.0)	(3.2)	(11.2)	37.0%	47.9%
Change in fair value of warrant liability	0.9	(3.2)	0.2	3.9	(150.4)%	(127.6)%
Other finance income (expense)	5.7	(4.7)	0.1	10.4	(208.4)%	(221.2)%
Loss from equity method investee	-	(0.5)	(0.0)	0.5	(100.0)%	(100.0)%
Total other income (expense), net	(37.7)	(38.4)	(2.9)	3.6	(9.5)%	(1.9)%
Net Income (loss) from continuing operations before income taxes	(38.3)	(32.1)	(4.1)	(2.1)	6.5%	19.4%
Income tax expense	1.6	(0.4)	0.1	1.9	(518.4)%	(554.0)%

Net Income (Loss)	$(36.7)	$(32.4)	$(4.0)	$(0.3)	0.8%	13.2%

Exchange Rate - $ to £	1.37	1.29

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue

Consolidated Reported Revenue by Segment

For the twelve months ended December 31, 2021, revenue on a functional currency (at constant rate) basis decreased by $2.9 million, or 1.4%.

Gaming revenue decreased by $33.4 million, due to $38.6 million of VAT-related revenue during 2020, excluding this, Gaming revenue would have grown by $5.2m. Virtual Sports, Interactive and Leisure grew by $1.3 million, $8.1 million, and $21.0 million, respectively.

Cost of Sales, excluding depreciation and amortization

Cost of Sales, excluding depreciation and amortization, for the twelve months ended December 31, 2021 increased by $3.2 million, or 7.2%. Of this increase, $2.1 million was attributable to cost of Service and $1.1 million was attributable to cost of Product.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses for the twelve months ended December 31, 2021 increased by $6.5 million, or 7.7%. The increase was driven primarily by the return of furloughed staff for the majority of the period of $5.9 million, lower labor capitalization of $1.4 million, and $1.2 million of additional cost following a settlement with the Italian Tax Authorities in respect of an audit of the Italian Branch of Inspired Gaming (International) Limited for the period 2015-2017 in respect of the historic VAT treatment of supplies. This was partly offset by lower facility and marketing costs of $2.2 million.

Stock-based compensation

During the twelve months ended December 31, 2021, the Company recorded an expense of $13.0 million with respect to outstanding awards. The expense included $5.3 million related to awards made under the 2018 Plan, $6.6 million (including $1.4 million of upfront recognition) respectively related to awards made under the 2021 Plan and $1.1 million related to the vesting of awards from the 2018 Plan. The charge for stock-based compensation for the twelve months ended December 31, 2020, was $4.8 million. The expense included $4.5 million related to awards made under the 2018 Plan, $0.2 million, related to costs from awards made under a 2016 long term incentive plan and $0.1 million related to the vesting of awards in December 2020.

Acquisition and integration related transaction expenses

Acquisition and integration related transaction expenses decreased by $5.7 million, to $1.6 million. All expenses were integration costs in relation to the NTG acquisition.

Depreciation and amortization

Depreciation and amortization decreased for the twelve-month period by $8.6 million, driven primarily by a decrease in Gaming due to certain assets being fully depreciated.

Net operating income/(loss)

During the twelve-month period, net operating loss was $0.6 million, a decrease of $5.7 million. This was attributable primarily to the decrease in Gaming revenue driven by the recognition of VAT-related income in 2020. This was partially offset by increases in revenue in each of our Interactive, Virtuals and Leisure segments, as well as the decrease in acquisition and integration related transaction expenses, facility and marketing costs and depreciation and amortization.

Interest expense, net

Interest expense, net increased by $11.2 million in the twelve-month period ended December 31, 2021. This increase was due primarily to a $14.4 million write-off of previously capitalized debt fees following the refinancing in May 2021. Interest on term indebtedness increased by $1.8 million, but this was offset by currency movement of $3.2 million, reduction of revolver interest charges of $0.8 million and lower amortization of capitalized debt fees of $0.9 million following the refinancing.

Change in fair value of warrant liability

Change in fair value of warrant liability for the twelve-months ended December 31, 2021, resulted in a $0.9 million gain. The gain related to changes in liability accounting pursuant to the statement made by the Office of Chief Accountant of the SEC, released on April 12, 2021, informing market participants that warrants issued by special purpose acquisition companies may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. The credit reflects the decrease in the value of the warrants, driven by a decrease in the Company’s share price and a decrease in the time to warrant expiry, respectively. The warrants expired on December 23, 2021.

Other finance income

Other finance income for the twelve-months ended December 31, 2021, was $5.7 million. This compares to a $4.7 million expense in the twelve-months ended December 31, 2020, giving a year-on-year movement of $10.4 million. Of this increase, $10.3 million related to the retranslation of the principal balance of our senior debt facilities in place at that time.

Income tax expense

Our effective tax rate for the twelve months ended December 31, 2021, was (4.2%), compared to 1.1% for the twelve months ended December 31, 2020.

Net Income/ (loss)

During the twelve-month period, we had a net loss of $36.7 million, a decrease of $0.3 million, primarily due to the decrease in net operating income ($5.7 million) and the increase in interest expense net ($11.2 million), partially offset by the decreases in other finance expense of $10.4 million, change in fair value of warrant liability of $3.9 million and income tax expense of $1.9 million.

Segment Results (for the twelve months ended December 31, 2021, compared to the twelve months ended December 31, 2020)

Gaming

We generate revenue from our Gaming segment through the sales and rentals of our gaming machines. We receive rental fees for machines, typically in conjunction with long-term contracts, on both a participation and fixed fee basis. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and any relevant regulatory levies) from gaming terminals placed in our customers’ facilities. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Gaming business is principally driven by changes in (i) the number of operator customers we have, (ii) the number of Gaming machines in operation, (iii) the net win performance of the machines and (iv) the net win percentage that we receive pursuant to our contracts with our customers.

Gaming, Key Performance Indicators

	For the Twelve-Month Period ended		Variance
	Dec 31,	Dec 31,	2021 vs 2020
Gaming	2021	2020		%

End of period installed base (# of terminals)	31,891	31,515	376	1.2%
Total Gaming - Average installed base (# of terminals)	31,894	32,069	(174)	(0.5)%
Participation - Average installed base (# of terminals)	29,189	30,165	(976)	(3.2)%
Fixed Rental - Average installed base (# of terminals)	2,705	1,903	802	42.1%
Service Only - Average installed base (# of terminals)	21,563	21,015	548	2.6%
Customer Gross Win per unit per day (1) (2)	£50.7	£46.7	£4.0	8.5%
Customer Net Win per unit per day (1) (2)	£37.7	£34.6	£3.2	9.1%
Inspired Blended Participation Rate	6.4%	6.5%	(0.1)%	(2.1)%
Inspired Fixed Rental Revenue per Gaming Machine per week	£26.3	£26.3	£0.0	0.0%
Inspired Service Rental Revenue per Gaming Machine per week	£3.4	£3.3	£0.1	4.4%
Gaming Long term license amortization (£’m)	£5.0	£5.1	£(0.1)	(1.9)%
Number of Machine sales	3,372	2,832	540	19.1%
Average selling price per terminal	£4,436	£4,337	£100	2.3%

(1)	Includes all SBG terminals in which the company takes a participation revenue share across all territories

(2)	Includes all days of the year, including the days during which the Gaming terminals were not operating due to COVID-19 closures.

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

Gaming, Recurring Revenue

Set forth below is a breakdown of our Gaming recurring revenue. Gaming recurring revenue principally consists of Gaming participation revenue and fixed rental revenue.

	For the Twelve-Month Period ended		Variance
	December 31,	December 31,	2021 vs 2020
(In £ millions)	2021	2020		%
Gaming Recurring Revenue
Total Gaming Revenue	£59.4	£85.1	£(25.8)	(30.3)%

Gaming Participation Revenue	£27.7	£25.1	£2.6	10.2%
Gaming Other Fixed Fee Recurring Revenue	£6.9	£7.5	£(0.6)	(8.3)%
Gaming Long-term license amortization	£5.2	£5.1	£0.0	0.7%
Total Gaming Recurring Revenue *	£39.8	£37.8	£2.0	5.2%
Gaming Recurring Revenue as a % of Total Gaming Revenue †	67.0%	44.4%	22.6%

Total Gaming excluding VAT related-revenue	£57.1	£53.1
Gaming Recurring Revenue as a % of Total Gaming Revenue (excluding VAT related-revenue)	69.7%	71.2%

*	Does not reflect VAT-related revenue.
†	Total Gaming Revenue for the twelve-month period ended December 31, 2021, includes the £2.3 million for VAT-related revenue, which is not reflected in Gaming Recurring Revenue for that period. Excluding VAT-related revenue, Gaming Recurring Revenue was 70.9% of Total Gaming Revenue for such period.

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

	For the Twelve-Month
	Period ended		Variance
(In millions)	December 31, 2021	December 31, 2020	2021 vs 2020		Total Functional Currency %

Service Revenue:
UK LBO	$30.3	$26.7	$3.7	13.7%	5.7%
UK VAT - Related Income	3.1	42.2	$(39.1)	(92.6)%	(92.8)%
UK Other	7.9	6.4	1.5	24.2%	17.9%
Italy	2.2	2.1	0.1	3.9%	(2.0)%
Greece	14.9	14.3	0.6	4.0%	(2.5)%
Rest of the World	0.4	0.6	(0.2)	(32.6)%	(36.0)%

Total Service revenue	$58.8	$92.2	$(33.4)	(36.2)%	(39.6)%

Exchange Rate - $ to £	1.37	1.30

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming, key events

Total Gaming Customer Gross Win per unit per day (in our functional currency, GBP) for the period increased by £3.94, or 8.4%. The increase was due primarily to strong UK performance in the three-month period ending June 30, 2021, following the reopening of land-based venues (as more fully described in “COVID-19 Operating Restrictions During 2021” above). Revenues from Greece also grew, primarily driven by our release of new content in the market.

During the period, our land-based customers’ venues in the UK LBO estate exhibited strong year-over-year growth which accounted for the majority of the overall Gross Win per unit per day increase. When venues were operational, revenue performance generally returned to prior year levels in the Greek and Italian markets. During the twelve-month period, land-based venues of our customers across the business were in operation for approximately 65 percent of the time in each of 2020 and 2021.

The overall participation rate for our installed base decreased from 6.5 percent in 2020 to 6.4 percent in 2021. This was due primarily to the COVID-19 restrictions in place in UK venues in 2020 compared to those in place during 2021, as UK share terms typically are lower than the total blended Gaming average.

During the period ended December 31, 2020, Inspired received VAT-related revenue of $42.2 million from two major UK customers. During the period ended December 31, 2021, Inspired received VAT-related revenue of $2.9 million from one major UK customer. Receipts in each of 2020 and 2021 were recorded as revenue in our results.

During 2021, we sold 424 VLTs to a major UK customer resulting in revenue of $2.5 million.

We also upgraded our UK Gaming estate with the installation of 418 “Flex” and 573 “Prismatic” terminals through a combination of outright sales and lease agreements.

Inspired furthered its relationship with a major customer in the Dutch market with the sale and delivery of an additional 415 terminals during 2021.

Inspired also secured a three-year contract extension with a major UK LBO customer for the service of self-service betting terminals (SSBTs), which are placed on a rental basis. Inspired recognized hardware sales for an additional 150 SSBTs during the period, generating revenue of $0.6 million.

Inspired recognized a 944 VLT hardware sale to a major Italian customer in 2021, generating revenue of $1.1 million. This completed a 1,624 VLT hardware sale. As part of this transaction, Inspired expects to transition to a content supplier only model during 2022 resulting in meaningful operating expense savings. In conjunction with this transition, Inspired transferred a portion of its operation, including customer contracts and “in country” staff to a major Italian customer at the end of 2021. Inspired expects to continue to provide platform and content services to the customer.

In the North America market, Inspired sold an aggregate of 274 Valor™ terminals to a number of customers in Illinois which increased cumulative North American unit sales to 703 since the December 2019 launch. Land-based venues in Illinois experienced Covid-related shutdowns during January 2021, which negatively impacted sales throughout the year. As of February 2021, each of the eleven regions in Illinois were no longer subject to COVID-related shutdowns.

During the period, Inspired made its first sales to Western Canada Lottery Corporation (WCLC), our second jurisdiction in North America. Inspired recorded the sale of 100 Valor™ terminals to WCLC during March 2021, generating revenue of $1.5 million.

On December 31, 2021 Inspired completed the acquisition of a lottery business based in the Dominican Republic. The business operates more than 2,500 terminals in various locations. In conjunction with this acquisition, Inspired secured a ten year extension to the agreement to supply the lottery terminals which now runs until March 9, 2035.

Gaming, Results of Operations

	For the Twelve-Month		Variance
(In millions)	Period ended		2021 vs 2020
	December 31, 2021	December 31, 2020	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$58.8	$92.2	$3.0	$(36.5)	(39.6)%	(36.2)%
Product	22.6	18.3	$1.3	3.0	16.5%	23.8%
Total revenue	81.4	110.5	4.4	(33.4)	(30.3)%	(26.3)%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(12.8)	(15.7)	$(0.8)	3.8	(23.8)%	(18.9)%
Cost of Product	(14.4)	(12.4)	$(0.8)	(1.2)	9.9%	16.6%
Total cost of sales	(27.2)	(28.1)	(1.6)	2.5	(9.0)%	(3.3)%
Selling, general and administrative expenses	(28.1)	(24.5)	$(1.7)	(1.8)	7.4%	14.5%

Stock-based compensation	(1.8)	(0.8)	$(0.1)	(1.0)	127.1%	140.0%

Depreciation and amortization	(22.5)	(27.6)	$(1.6)	6.6	(23.7)%	(18.3)%

Net operating Income (Loss)	$1.8	$29.5	$(0.6)	$(27.1)	(93.7)%	(93.8)%

Exchange Rate - $ to £	1.37	1.30

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

Gaming Revenue

During the twelve-month period, Gaming revenue was impacted by COVID-19 closures and restrictions which were imposed upon certain of our customers, with land-based venues across the business being operational for approximately 65% of the time for each of the current and prior year periods. Our UK LBO customers operated at an average of 69% of the time across 2020 and 68% of the time in 2021 with our customers in other UK business lines operating at an average of 62% of the time across both periods. Our Italian and Greek operated at an average of 54% of the time and 57% of the time in 2021 and 2020, respectively.

During the twelve-month period, Gaming revenue decreased by $33.4 million, or 30.3%. This was driven primarily by a $38.6 million decrease in VAT-related revenue compared to the prior period. Excluding the VAT-related revenue, Gaming revenue during the twelve-month period increased by $5.2 million.

During the twelve-month period, Gaming Service revenue (excluding VAT-related revenue) increased by $2.1 million. This was driven by an increase in the UK market (including LBOs and UK other) of $2.7 million primarily driven by the timing of COVID-19 closures, with closures and restrictions coming during the first and fourth quarter of the year in 2021 versus the second and fourth quarter in 2020. This was partially offset by declines in Greece of $0.4 million and Rest of World of $0.2 million.

Product revenue increased in the twelve-month period by $3.0 million. This increase was primarily driven by Product sales of $1.9 million of Valor terminal sales in North America, $1.0 million in the UK markets, $0.7 million sales to Italy, partially offset by lower spare sales in Belgium of $0.4 million.

Gaming Operating Income

Operating Income decreased during the twelve-month period by $27.1 million.

The decrease in Operating Income in the twelve-month period was primarily due to the decrease of $37.5 million in VAT-related income compared to the prior period and an increase of $1.8 million in SG&A as staff returned from furlough or to full salary for a higher proportion of 2021. This was partially offset by the decrease in Cost of Sales of $2.5 million and a $6.6 million decrease in depreciation and amortization driven by a decrease in depreciation in the UK LBO and Greece markets. Excluding the VAT-related Income, Operating Income would have increased by $10.4 million in the period.

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

Virtual Sports, Key Performance Indicators

	For the Twelve-Month Period ended		Variance
	Dec 31,	Dec 31,	2021 vs 2020
Virtuals	2021	2020		%

No. of Live Customers at the end of the period	61	55	6	10.9%
Average No. of Live Customers	60	58	1	2.6%
Total Revenue (£’m)	£26.2	£25.2	£1.0	3.9%
Total Revenue £’m - Retail	£7.2	£9.5	£(2.3)	(23.9)%
Total Revenue £’m - Online Virtuals	£19.0	£15.7	£3.3	20.7%

In the table above:

“No. of Live Customers at the end of the period” and “Average No. of Live Customers” represent the number of customers from which there is Virtual Sports revenue at the end of the period and the average number of customers from which there is Virtual Sports revenue during the period, respectively.

“Total Revenue (£m)” represents total revenue for the Virtual Sports segment, including recurring and upfront service revenue. Total revenue is also divided between “Total Revenue (£m) – Retail,” which consists of revenue earned through players wagering at Virtual Sports venues, “Total Revenue (£m) – Online Virtuals,” which consists of revenue earned through players wagering on Virtual Sports online.

Virtual Sports, Recurring Revenue

Set forth below is a breakdown of our Virtual Sports recurring revenue, which consists of Retail Virtuals and Online Virtuals recurring revenue as well as long-term license amortization. See “Virtual Sports Segment Revenue” below for a discussion of Virtual Sports Service revenue between the periods under review.

	For the Twelve-Month Period ended		Variance
	December 31,	December 31,	2021 vs 2020
(In £ millions)	2021	2020		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£26.2	£25.2	£1.0	3.9%

Recurring Revenue - Retail Virtuals	£6.8	£8.4	£(1.6)	(18.7)%
Recurring Revenue - Online Virtuals	£18.1	£13.8	£4.4	31.3%
Total Virtual Sports Long-term license amortization	£0.8	£1.5	£(0.7)	(48.1)%
Total Virtual Sports Recurring Revenue	£25.7	£23.7	£2.2	8.5%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	98.1%	93.9%	4.2%

“Recurring Revenue” includes our share of revenue generated from (i) our Virtual Sports products placed with operators; (ii) licensing our game content and intellectual property to third parties; and (iii) our games on third-party online gaming platforms that are interoperable with our game servers.

“Virtual Sports Long term license amortization” is the upfront license fee which is typically spread over the life of the contract.

Virtual Sports, key events

During the twelve months ended December 31, 2021, we launched our Virtual Sports suite of products with BetMGM in New Jersey and OPAP and Novibet in Greece via our new proprietary Virtuals Plug & Play (VPP) platform.

In Greece, US Basketball was deployed into the OPAP retail estate of approximately 3,500 venues.

In Poland, we launched soccer and a mixed sports channel on 250 self serving betting terminals (SSBTs) with Fortuna, which complements our over the counter offer that was previously available. We also launched our Virtual Sports products on their Croatian retail estate consisting of approximately 200 venues and expect this to extend to a further 1,200 SSBTs during 2022.

In Ireland, we deployed our new Horses and Greyhounds products in the approximately 750 venue Paddy Power UK and Irish retail estates.

In Italy, multiple Italian clients, including Snaitech, launched with our new products Penalty Shootout, Matchday Ultra and Marbles. They also made various upgrades to existing products. We also deployed a suite of new content with Eurobet, part of Entain, across its retail and online channels which include approximately 790 retail venues.

A new 5-year contract for a global distribution of Virtual Sports was signed with Entain covering both retail and online channels across multiple jurisdictions.

Our largest online customer, Bet365, launched four channels of our brand-new V-Play Soccer 3 product and we renewed our contract with Bet365 to include the provision of additional products including Baseball, U.S Horses and Women’s Soccer.

We signed new contracts with Mozzarbet (Serbia), Betplay (Colombia), Novibet (Greece), Betshop (Greece), iBet and Fonbet to deliver Virtuals via our new VPP (Virtual Plug and Play) platform, and with Scientific Games for distribution of Virtual Sports via its Open Arena platform.

We also signed a new four-year contract with the Major League Baseball Players Alumni Association (MLBPAA) to allow Inspired to produce a suite of betting and gaming products utilizing the brand and image of MLBPAA members.

During the last twelve-month period, Inspired’s Virtual products were shortlisted for the following awards:

●	Global Gaming Awards London 2021, in the Retail Supplier of the Year category
●	Virtual Sports Supplier and Virtual Sports Innovation at the 2021 SBC Awards
●	EGR B2B 2021 in the Lottery Supplier category
●	Virtual Sports Supplier and Casino Content Supplier at the 2022 EGR Nordics Awards.

Virtual Sports, Results of Operations

	For the Twelve-Month		Variance
(In millions)	Period ended		2021 vs 2020
	December 31, 2021	December 31, 2020	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Service Revenue	$36.0	$32.4	$2.4	$1.3	3.9%	11.2%

Cost of Service	(1.9)	(2.9)	(0.1)	1.1	(39.2)%	(34.8)%

Selling, general and administrative expenses	(7.1)	(4.4)	(0.4)	(2.3)	53.8%	63.3%

Stock-based compensation	(0.8)	(0.4)	(0.1)	(0.3)	72.6%	84.7%

Depreciation and amortization	(3.4)	(3.7)	(0.2)	0.5	(14.7)%	(8.1)%

Net operating Income (Loss)	$22.8	$21.0	$1.5	$0.3	1.5%	8.6%

Exchange Rate - $ to £	1.37	1.28

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

Virtual Sports revenue

During the twelve-month period, revenue increased by $1.3 million, or 3.9%. This increase was driven by a $4.2 million increase in Online Virtuals, primarily driven by the growth of one of our major online customers, which was partially offset by a decline in recurring Retail Virtuals of $2.0 million - driven by the implementation of COVID restrictions in the Italian and Greek markets, allowing only fully vaccinated people to enter our venues, slower UK recovery after venues reopened, regulatory changes in China and Belgium which resulted in no revenue for 2021 and a decline of $0.9 million from historical license fee amortization related to contracts which expired.

Virtual Sports operating income

Operating Income increased by $0.3 million during the twelve-month period.

The increase in the period was primarily due to the increase in revenue of $1.3 million, the decrease in Cost of Sales of $1.1 million and the decrease in Depreciation and Amortization of $0.5 million. This was partly offset by the increase in SG&A expenses of $2.3 million, driven by the $1.2 million expense from the settlement with the Italian Tax Authorities, an increase in staff costs as staff returned from furlough and to full pay and an increase in technology costs driven by the growth of Online Virtuals.

Interactive

We generate revenue from our Interactive segment through the licensing of our products. Typically, we receive fees in exchange for the licensing of our products, typically on a long-term contract basis, on a participation basis. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and other promotional costs and any relevant regulatory levies) from Interactive content placed on our customers’ websites. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Interactive segment is principally driven by the number of customers we have, the number of live games, the net win performance of the games and the net win percentage that we receive pursuant to our contracts with our customers.

Interactive, Key Performance Indicators

	For the Twelve-Month Period ended		Variance
	Dec 31,	Dec 31,	2021 vs 2020
Interactive	2021	2020		%

No. of Live Customers at the end of the period	109	92	17	18.5%
Average No. of Live Customers	100	80	20	25.4%
No. of Live Games at the end of the period	232	208	24	11.5%
Average No. of Live Games	216	196	20	10.0%
Total Revenue (£’m)	£16.6	£10.3	£6.3	60.6%

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

	For the Twelve-Month Period ended		Variance
	December 31,	December 31,	2021 vs 2020
(In £ millions)	2021	2020		%
Interactive Recurring Revenue
Total Interactive Revenue	£16.6	£10.3	£6.3	60.6%

Total Recurring Revenue - Interactive	£16.6	£10.2	£6.4	62.3%
Interactive Recurring Revenue as a Percentage of Total Interactive Revenue	100.0%	98.9%	1.1%

Interactive, key events

We undertook 44 new brand launches during 2021, including with BetMGM in New Jersey and Michigan, Golden Nugget in Michigan, Gamesys, DraftKings in Michigan, Rush Street Interactive in New Jersey and four brands under The Stars Group. We also launched with Luckia, 888 and Leo Vegas as our first operators in Spain.

During the twelve-month period, we were shortlisted for 15 iGaming awards including: -

●	SBC Awards for “Casino / Slots Developer of the Year”
●	Gaming Intelligence Awards, “Best iGaming Supplier” and “Best Game of the Year”
●	Global Gaming Awards for “Digital Industry Supplier of the Year”
●	EGR Operator Awards for “Game of the Year”
●	EKG Slot Awards for Top Performing Online Slot
●	International Gaming Awards for “Best Game of the Year” and “Best Slot Provider of the Year”
●	Global Gaming Awards Las Vegas, for “Digital Industry Supplier of the Year”
●	Sigma Europe Gaming Awards for “Online Casino Supplier of the Year” and “Online Slot Games”
●	EGR North America Awards for “Casino Content Supplier”
●	EGR Nordic Awards for “Casino Content Supplier”
●	CasinoBeats Game Developer Awards for “Game Retro Style”
●	|Women in Gaming Awards for “Leader of the Year” and “Innovator”
●	iGB Most Influential Women in 2021, which Claire Osborne, our VP of Interactive, won

We deployed 34 new games in 2021 across the estate including three seasonal titles, four operator-branded games and our own new branded games, including “Space Invaders” and “Big Fishing Fortune”.

Interactive, Results of Operations

	For the Twelve-Month		Variance
(In millions)	Period ended		2021 vs 2020
	December 31, 2021	December 31, 2020	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Service Revenue	$22.8	$13.3	$1.5	$8.1	60.6%	71.6%

Cost of Service	(3.7)	(1.9)	(0.2)	(1.6)	87.4%	99.4%

Selling, general and administrative expenses	(6.1)	(3.9)	(0.4)	(1.8)	47.0%	55.8%

Stock-based compensation	(0.6)	(0.3)	(0.0)	(0.3)	113.5%	128.2%

Depreciation and amortization	(3.2)	(2.3)	(0.2)	(0.6)	27.3%	36.7%

Net operating Income (Loss)	$9.2	$4.9	$0.6	$3.7	74.2%	87.1%

Exchange Rate - $ to £	1.37	1.29

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

Interactive revenue

During the twelve-month period, revenue increased by $8.1 million, primarily driven by recurring revenue growth due to the consistent launch of new content across the estate, growth in the customer base in new, emerging and core markets and increased promotional activity through exclusive deals with tier-one customers.

Interactive operating income

Operating Income increased in the twelve-month period by $3.7 million.

The increase was primarily due to the increase in revenue (detailed above), partially offset by an increase in cost of sales ($1.6 million) driven by an increase in third party platform provider costs (in line with the revenue increase for the period) as well as an increase in SG&A expenses ($1.8 million) driven by the investment in the segment to help drive the increasing revenues.

Leisure

We typically generate revenue from our Leisure segment through the rental of our gaming and amusement machines. We receive rental fees for machines, typically on a long-term contract basis, on both a participation and fixed fee basis, with our newer digital pub machines typically contracted on a fixed fee basis. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and any relevant regulatory levies) from gaming terminals placed in our customers’ facilities. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Leisure segment is principally driven by the number of customers we have, the number of gaming machines in operation, the net win performance of the machines and the net win percentage that we receive pursuant to our contracts with our customers.

Leisure, Key Performance Indicators

	For the Twelve-Month Period ended		Variance
	Dec 31,	Dec 31,	2021 vs 2020
Leisure	2021	2020		%

End of period installed base Gaming machines (# of terminals)	11,418	11,667	(249)	(2.1)%
Average installed base Gaming machines (# of terminals)	11,576	12,083	(507)	(4.2)%
End of period installed base Other (# of terminals)	6,838	7,193	(355)	(4.9)%
Average installed base Other (# of terminals)	7,080	7,925	(845)	(10.7)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	6,087	5,772	315	5.5%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	2,092	2,570	(478)	(18.6)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	3,204	3,461	(257)	(7.4)%
Inspired Leisure Revenue per Gaming Machine per week	£36.9	£29.2	£7.7	26.4%
Inspired Pub Digital Revenue per Gaming Machine per week	£36.2	£32.8	£3.4	10.3%
Inspired Pub Analogue Revenue per Gaming Machine per week	£22.5	£18.7	£3.8	20.1%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£50.3	£32.4	£17.9	55.4%
Inspired Other Revenue per Machine per week	£11.0	£6.9	£4.1	59.0%

Total Leisure Parks Revenue (Gaming and Non Gaming) (£’m)	£21.1	£9.1	£12.0	132%

(1)	Motorway Service Area machines

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

	For the Twelve-Month Period ended		Variance
	December 31,	December 31,	2021 vs 2020
(In £ millions)	2021	2020		%
Leisure Recurring Revenue
Total Leisure Revenue	£50.0	£33.7	£16.3	48.3%

Total Leisure Recurring Revenue	£47.9	£31.6	£16.3	51.6%
Leisure Recurring Revenue as a Percentage of Total Leisure Revenue	95.7%	93.5%	2.1%

Leisure, key events

During the twelve-month period ending December 31, 2021, all major components of the Leisure segment (Pubs, Holiday Parks, Motorway Service Areas and Bingo Halls) remained closed due to the COVID-19 closures in the UK until May 17th, 2021. Venues subsequently reopened with social distancing and other restrictions imposed due to COVID-19. All significant COVID-19 restrictions were removed on July 19, 2021.

After the removal of restrictions, further measures continued to result in frequent amendments to overseas travel policies in the UK. The additional costs and COVID testing requirements added to the uncertainty of overseas travel, resulting in a strong end to the season for our Leisure Parks business. A significant number of locations remained open into November due to increased demand for out-of-season holiday breaks.

The MSA sector also continued to trade strongly due to increased travel within the UK and increasing volume of road transport.

Leisure, Results of Operations

	For the Twelve-Month		Variance
(In millions)	Period ended		2021 vs 2020
	December 31, 2021	December 31, 2020	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$65.7	$40.8	$3.8	$21.0	51.5%	60.9%
Product	3.0	2.8	0.2	0.0	0.2%	7.2%
Total revenue	68.7	43.6	4.0	21.0	48.3%	57.5%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(15.9)	(9.6)	(1.0)	(5.3)	55.7%	65.7%
Cost of Product	(2.0)	(2.0)	(0.1)	0.1	(4.1)%	(0.2)%
Total cost of sales	(17.9)	(11.6)	(1.0)	(5.2)	45.3%	54.3%

Selling, general and administrative expenses	(35.1)	(30.8)	(2.1)	(2.3)	7.4%	14.3%

Stock-based compensation	(0.6)	(0.1)	(0.0)	(0.4)	283%	307%

Depreciation and amortization	(16.1)	(16.9)	(1.1)	1.9	(11.1)%	(4.7)%

Net operating Income (Loss)	(1.0)	(15.8)	$(0.3)	$15.0	(93.9)%	(93.4)%

Exchange Rate - $ to £	1.37	1.29

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

Leisure Revenue

For the twelve-month period, revenue increased by $21.0 million, or 48.3%, as our business benefitted from fewer COVID closures and social distancing restrictions during the period than in the prior year.

Service revenue increased by $21.0 million, to $65.7 million. This was driven primarily by leisure park reopenings and the removal of COVID-19 restrictions. Product revenue remained in line with the prior period.

Leisure Operating Loss

Operating Loss for the twelve-month period improved by $15.0 million, to a loss of $1.0 million. This was primarily due to the increase in revenue as venues reopened and COVID-19 restrictions were removed, as well as a reduction in depreciation and amortization of $1.9 million. This was partially offset by increases in cost of sales, of $5.2 million, and SG&A expenses, of $2.3 million, due to staff returning from furlough and to full pay.

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

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Loss, to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA by segment for the Twelve Months ended December 31, 2021

(In millions)	For the Twelve-Month Period ended December 31, 2021
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$(36.7)	$1.8	$22.8	$9.2	$(1.0)	$(69.5)

Items Relating to Legacy Activities:
Pension charges (1)	0.8	-	-	-	-	0.8

Items outside the normal course of business:
Acquisition and integration related transaction expenses (3)	1.6	-	-	-	-	1.6
Refinancing of Company Debt (4)	0.8	-	-	-	-	0.8
Italian tax related costs relating to prior years (5)	1.4	-	1.4	-	-	-

Stock-based compensation expense	13.0	1.8	0.8	0.6	0.6	9.2

Depreciation and amortization	47.0	22.5	3.4	3.2	16.1	1.8
Interest expense net	44.3	-	-	-	-	44.3
Change in fair value of warrant liability	(0.9)	-	-	-	-	(0.9)
Other finance expenses / (income)	(5.7)	-	-	-	-	(5.7)
Income tax	(1.6)	-	-	-	-	(1.6)
Adjusted EBITDA	$64.0	$26.1	$28.4	$13.0	$15.7	$(19.2)

Adjusted EBITDA	£46.7

Exchange Rate - $ to £ (7)	1.37

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical, these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Twelve Months ended December 31, 2020

(In millions)	For the Twelve-Month Period ended December 31, 2020
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$(32.4)	$29.5	$21.0	$4.9	$(15.8)	$(72.0)

Items Relating to Legacy Activities:
Pension charges (1)	0.6	-	-	-	-	0.6

Items outside the normal course of business:
Costs of group restructure (2)	0.8	-	-	-	-	0.8
Acquisition and integration related transaction expenses (3)	7.0	-	-	-	-	7.0
Impairment on interest in equity method investee(6)	0.7	-	-	-	-	0.7

Stock-based compensation expense	4.8	0.8	0.4	0.3	0.1	3.2

Depreciation and amortization	52.3	27.6	3.7	2.3	16.9	1.8
Interest expense net	30.0	-	-	-	-	30.0
Change in fair value of warrant liability	3.2	-	-	-	-	3.2
Other finance expenses / (income)	4.7	-	-	-	-	4.7
Income tax	0.4	-	-	-	-	0.4
Adjusted EBITDA	$72.1	$57.9	$25.1	$7.5	$1.3	$(19.7)

Adjusted EBITDA	£55.5

Exchange Rate - $ to £ (7)	1.30

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical, these are shown in the Corporate category.

Notes to Adjusted EBITDA reconciliation tables above:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.

(2)	“Costs of group restructure” include redundancy costs, Payments In Lieu of Notice costs, any associated employer taxes and costs associated with onerous property leases. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs. These costs were primarily incurred in connection with the property consolidation.

(3)	Acquisition and integration related transaction expenses, Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(4)	In May 2021, the Company refinanced its debt. These are the one-off fees as a result of the refinance.

(5)	“Italian tax related costs relating to prior years invoicing” relate to a settlement with the Italian Tax Authorities in respect of an audit of the Italian Branch of Inspired Gaming (International) Limited for the period 2015-2017 in respect of the historic VAT treatment of supplies.

(6)	In April 2020, the Company disposed of its 40% non-controlling equity interest in Innov8 Gaming Limited which resulted in the investment of $0.7 million being written off.

(7)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Liquidity and Capital Resources

Twelve Months ended December 31, 2021, compared to Twelve Months ended December 31, 2020

	12 Months ended		Variance
(in millions)	Dec 31,	Dec 31,
	2021	2020	2021 to 2020
Net loss	$(36.7)	$(32.4)	$(4.3)
Amortization of debt fees	17.2	3.4	13.8
Change in fair value of derivative and warrant liabilities and stock-based compensation expense	13.6	8.9	4.7
Impairment expense	0.0	0.7	(0.7)
Foreign currency translation on senior bank debt and cross currency swaps	(4.6)	5.6	(10.2)
Depreciation and amortization (incl RoU assets)	50.3	55.9	(5.6)
Other net cash (utilized)/generated by operating activities	(33.6)	10.8	(44.4)
Net cash provided by operating activities	6.2	52.9	(46.7)

Net cash used in investing activities	(38.1)	(29.9)	(8.2)
Net cash generated/(used) by financing activities	31.2	(8.2)	39.4
Effect of exchange rates on cash	1.4	3.2	(1.8)
Net increase in cash and cash equivalents	$0.7	$18.0	$(17.3)

Net cash provided by operating activities

For the twelve months ended December 31, 2021, net cash inflow provided by operating activities was $6.2 million, compared to a $52.9 million inflow for the twelve months ended December 31, 2020, representing a $46.7 million decrease in cash generation. This decrease was driven primarily by interest timing differences resulting in interest payments of $30.8 million, compared to $13.3 million in the prior period, and that the prior period included $41.9 million of VAT-related income, compared to $3.2 million in 2021.

Amortization of debt fees increased by $13.8 million, to $17.2 million, due to the write-off of capitalized debt fees totaling $14.4 million in May 2021 in conjunction with the Company’s refinancing.

Change in fair value of derivative and warrant liabilities and stock-based compensation expense increased by $4.7 million, from $8.9 million to $13.6 million. Of the increase, $8.2 million related to stock-based compensation expense and $0.6 million related to the movement in cross-currency swaps. Movements in the fair valuation of warrant liabilities decreased by $4.1 million.

Foreign currency translation on senior bank debt and cross currency swaps resulted in a loss of $4.6 million for the twelve months ended December 31, 2021, as a result of the movement in exchange rates during the period, compared to a $5.6 million gain for the twelve months ended December 31, 2020.

Depreciation and amortization decreased by $5.6 million, to $50.3 million, with reductions of $3.6 million in machine depreciation, $1.5 million in amortization of intangible assets and $0.3 million in both non-machine deprecation and right of use asset amortization.

Other net cash utilized by operating activities decreased by $44.4 million, to a $33.6 million outflow following the impact of the COVID-19 closures. Movements due to different timing of interest payments following the May 2021 refinancing have resulted in a $16.2 million higher outflow in the twelve-months ended December 31, 2021. A higher VAT accrual level at the start of 2021 resulted in a $11.0 million net adverse movement in the twelve-months ended December 31, 2021. Further adverse movements were also seen on income accrual levels ($8.4 million), long term receivables ($2.6 million), prepaid expenses and other current assets ($3.1 million), deferred revenue ($2.9 million) and payroll and corporation taxes ($3.6 million). COVID-19 trading levels have resulted in adverse movements on trade receivables ($2.1 million) but these were offset by favorable movements on trade payables ($5.5 million).

Net cash used in investing activities

Net cash used in investing activities increased by $8.0 million, to $37.9 million in the twelve-months ended December 31, 2021. This was driven primarily by the $12.5 million acquisition of Sportech Lotteries LLC which was partially offset by lower spend on plant, property and equipment ($3.8 million decrease compared to 2020) and capitalized software ($0.7 million decrease compared to 2020).

Net cash generated by financing activities

During the twelve-months ended December 31, 2021, net cash generated by financing activities was $31.2 million, compared to a $8.2 million outflow in the twelve-months ended December 31, 2020. The inflow in the twelve-months ended December 31, 2021, related primarily to the proceeds generated from warrant exercise ($30.5 million), the net movement from the May 2021 refinancing and finance lease spend of $0.6 million. During the twelve-months ended December 31, 2020, changes in the level of revolver drawn provided a $4.2 million outflow as well as $3.1 million of debt fees incurred and $0.9 million of finance lease spend.

Funding Needs and Sources

To fund our obligations, historically we have relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of December 31, 2021, we had liquidity consisting of $47.6 million in cash and cash equivalents and a further $27.0 million of undrawn revolver facility. This compares to $47.1 million of cash and cash equivalents as of December 31, 2020, with a further $27.2 million of revolver facilities undrawn. We had a working capital outflow of $33.6 million for the twelve-months ended December 31, 2021, compared to an $10.9 million inflow for the twelve-months ended December 31, 2020.

The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization as well as the seasonality evident in some of the businesses purchased as part of the NTG Acquisition. In periods with minimal machine volumes and capital spend, our working capital is typically more stable. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are typically higher and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels which have been seen during 2020 and 2021 following the COVID-19 closures, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Some of our business operations require cash to be held within the machines. As of December 31, 2021, $2.7 million of our $47.6 million of cash and cash equivalents were held as operational floats within the machines.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through March 2023.

Long Term and Other Debt

See Note 13 Long Term and Other Debt of the Financial Statements for detail of the debts held during 2020 and 2021.

Debt Covenants

Under our debt facilities in place as of December 31, 2021, we are not subject to covenant testing on the Senior Secured Notes. We are, however, subject to covenant testing at the level of Inspired Entertainment Inc., the ultimate holding company, on our Super Senior Revolving Credit Facility which requires the Company to maintain a maximum consolidated senior secured net leverage ratio of 6.25x on the test date for the relevant period ending June 30, 2021, stepping down to 6.0x on March 31, 2022, 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Financial Covenant does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at December 21, 2021 showed covenant compliance.

Under our debt facilities in place as of December 31, 2020, we were subject to covenant testing on the Senior Secured Notes. The covenant testing was set at the level of Inspired Entertainment Inc., the ultimate holding company, and consisted of a test on Leverage (Consolidated Total Net Debt/Consolidated Pro Forma EBITDA) and a test on the level of capital expenditure. These were measured under U.S. GAAP. Leverage was tested at quarterly intervals commencing for the period ending June 30, 2020, and capital expenditure was tested annually commencing on December 31, 2019.

Prior to reaching our first leverage covenant test on June 30, 2020, the covenants were reset as a direct result of the impact of COVID-19 on the global economy and subsequent loss of trading as a result of government lockdowns in many key trading countries around the world. Formal agreement of the revised covenants was achieved on June 25, 2020.

There were no breaches of the debt covenants in the periods ended December 31, 2021 or December 31, 2020.

Liens and Encumbrances

As of December 31, 2021, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Contractual Obligations

As of December 31, 2021, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in millions)	Total	1 yr	1-3 years	3-5 years	5 yrs
Operating activities
Interest on long term debt	$112.2	$24.9	$49.8	$37.5	$-

Financing activities
Senior bank debt - principal repayment	316.7	-	-	316.7	-
Finance lease payments	2.8	1.0	1.3	0.5	-
Operating lease payments	10.7	3.3	3.7	1.8	1.9
Interest on non-utilisation fees	1.6	0.4	0.8	0.4	-
Total	$444.0	$29.6	$55.6	$356.9	$1.9

Off-Balance Sheet Arrangements

As of December 31, 2021, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

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

Interest Rate Risk

Following the Company’s refinancing in May 2021, the external borrowings of £235.0 million ($316.7 million) are provided at a fixed rate. Therefore movements in rates such as LIBOR do not impact on the current borrowings and the only fluctuation that is expected to be reported will be that solely caused by movements in the exchange rates between the Company’s functional currency and its reporting currency.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net assets total approximately $11.8 million and our US Dollar functional currency net assets total approximately $13.8 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2021, would result in favorable translation adjustments of approximately $1.0 million and $1.4 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained gains earned in Euros and retained losses earned in US Dollars in the twelve-months ended December 31, 2021, were €2.5 million and $13.3 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2021, would result in translation adjustments of approximately $0.3 million favorable and $1.2 million unfavorable, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results favorably by approximately $2.2 million and would result in favorable translation adjustments of approximately $10.7 million, recorded in other comprehensive loss.

For further information regarding the new external borrowings, see Note 13 to the Consolidated Financial Statements, “Long Term and Other Debt”.

ITEM 8. Financial Statements and Supplementary Data.

Our financial statements are set forth below following the signature page.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Executive Chairman and our Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective, due to the material weakness described below.

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

Management’s Report on Internal Control Over Financial Reporting

As required by the SEC rules and regulations relating to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, our management is responsible for establishing and maintaining adequate internal control over financial reporting. This is the first year in which we are required to adopt the enhanced requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002; therefore, this Annual Report on Form 10-K includes an opinion by our external auditors on the effectiveness of internal controls over financial reporting at December 31, 2021 in addition to Management’s assessment of the effectiveness of internal controls over financial reporting under the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, we identified a material weakness (the “Risk Assessment and Response Material Weakness”) related to an ineffective risk assessment and response process.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

The Company has not established an effective control environment due to the ineffective design and implementation of certain process controls, including management review controls. These controls pertain to accounting estimates, account reconciliations and approval processes of some of the Company’s significant accounts. These deficiencies represent material weaknesses in the Company’s internal control over financial reporting as there is a reasonable possibility that a material misstatement with respect to certain of the Company’s significant accounts and disclosures will not be prevented or detected on a timely basis.

Factors contributing to the Risk Assessment and Response Material Weakness included the fact that during 2021, the Company centralized all its finance functions into one location and implemented a new Enterprise Resource Planning (“ERP”) System which went live much later in the year than initially planned, as it had to be put on hold due to the impact that the COVID-19 pandemic had on the Company. As a result, there was insufficient time prior to year-end to implement or operate certain controls which were newly designed or re-designed as a result of the impact of the ERP implementation. The Company has also been without its Chief Financial Officer for a period of time due to illness, which required a redistribution of roles and responsibilities, including those related to controls.

Remediation of Material Weakness

Management is taking steps to remediate the Material Weakness, including (1) establishing an executive steering committee to monitor the remediation of the underlying control deficiencies, (2) recruiting an additional SOX specialist to support the Chief Financial Officer and Director of Finance, and (3) process mapping each business process to identify relevant process risk points and re-designing, implementing or strengthening responsive manual and automated controls and underlying evidence of their operation. While management has begun the remediation process, these underlying control deficiencies cannot be considered remediated until the enhanced controls have been re-designed, implemented, and operated effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting

Except for the changes noted above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Inspired Entertainment, Inc. and Subsidiaries

Adverse Opinion on Internal Control over Financial Reporting

We have audited Inspired Entertainment, Inc. and Subsidiaries ’s (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in “Management’s Annual Report on Internal Control Over Financial Reporting”:

The Company has not established an effective control environment due to the ineffective design and implementation of process controls, including management review controls.  These inadequate controls pertain to accounting estimates, account reconciliations and approval processes of the Company’s significant accounts.  These deficiencies represent a material weakness in the Company’s internal control over financial reporting as there is a reasonable possibility that a material misstatement with respect to the Company’s significant accounts and disclosures will not be prevented or detected on a timely basis.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2021 consolidated financial statements, and this report does not affect our report dated December 31, 2021 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2021 and 2020 and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2021 of the Company and our report dated March 31, 2021 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

Marcum LLP

New York, NY

March 31, 2021

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part iii

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before such date, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 11. Executive Compensation.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before such date, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before such date, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before such date, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 14. Principal Accountant Fees and Services.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before such date, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. The required consolidated financial statements and notes thereto are presented starting on page F-1 of this report.

(2)	Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the consolidated financial statements and notes thereto presented starting on page F-1 of this report.

(b)	Exhibits listed on page 62.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Inspired Entertainment, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inspired Entertainment, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2021, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence material weaknesses.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition – Use of IT Systems to track and invoice revenue and the determination of the various promises in the arrangement

Certain of the Company’s revenue contracts with customers include multiple promises (such as hardware, software and maintenance, among others). The Company is required to evaluate whether each promise represents a performance obligation. The evaluation of whether promises are both capable of being distinct in the context of a contract (and thus constitute performance obligations) can require significant judgment and could change the amount of revenue recognized in a given period.

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

Capitalization of Internally and Externally Developed Software

The Company classifies software development costs as either internal use software or external use software, any costs incurred during preliminary project stages are expensed as incurred; direct costs incurred during the application development stages are capitalized; and costs incurred during the post-implementation/operation stages are expensed. Once the software is placed in operation, the Company amortizes the capitalized cost of the software over its economic useful life, which ranges from two to five years. During the year ended December 31, 2021, the Company capitalized $9,900,000 of software development costs.

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

The primary procedures we performed to address this critical audit matter included the following. We involved IT professionals with specialized skills and knowledge, who assisted in evaluating the sufficiency of the audit evidence obtained related to:

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

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2016

New York, NY

March 31, 2022

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31, 2021	December 31, 2020
Assets
Cash	$47.8	$47.1
Accounts receivable, net	31.7	27.5
Inventory, net	16.9	17.6
Prepaid expenses and other current assets	29.7	16.8
Corporate tax and other current taxes receivable	0.3	—
Total current assets	126.4	109.0

Property and equipment, net	50.9	65.5
Software development costs, net	35.6	42.4
Other acquired intangible assets subject to amortization, net	18.9	7.7
Goodwill	82.7	83.7
Operating lease right of use asset	10.1	12.5
Other assets	7.1	3.3
Total assets	$331.7	$324.1

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$20.8	$15.8
Accrued expenses	32.6	31.4
Corporate tax and other current taxes payable	12.3	14.4
Deferred revenue, current	7.7	11.5
Operating lease liabilities	3.3	3.6
Other current liabilities	3.9	4.6
Warrant liability	—	13.0
Current portion of finance lease liabilities	0.9	0.6
Total current liabilities	81.5	94.9

Long-term debt	309.0	297.5
Finance lease liabilities, net of current portion	1.9	0.2
Deferred revenue, net of current portion	6.8	11.4
Derivative liability	—	1.7
Operating lease liabilities	7.4	9.2
Other long-term liabilities	3.1	10.9
Total liabilities	409.7	425.8

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 26,433,562 shares and 22,430,475 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid in capital	372.3	324.6
Accumulated other comprehensive income	43.8	31.1
Accumulated deficit	(494.1)	(457.4)
Total stockholders’ deficit	(78.0)	(101.7)
Total liabilities and stockholders’ deficit	$331.7	$324.1

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in millions, except share and per share data)

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenue:
Service	$183.3	$178.7	$134.5
Product sales	25.6	21.1	18.9
Total revenue	208.9	199.8	153.4

Cost of sales, excluding depreciation and amortization:
Cost of service	(34.3)	(30.1)	(25.4)
Cost of product sales	(16.4)	(14.4)	(12.9)
Selling, general and administrative expenses	(110.2)	(89.6)	(79.4)
Acquisition and integration related transaction expenses	(1.6)	(7.0)	(6.7)
Depreciation and amortization	(47.0)	(52.3)	(42.0)
Net operating (loss) income	(0.6)	6.4	(13.0)

Other expense
Interest expense, net	(44.3)	(30.0)	(27.7)
Change in fair value of earnout liability	—	—	(2.3)
Change in fair value of derivative liability	—	—	3.0
Change in fair value of warrant liability	0.9	(3.2)	(4.1)
Loss from equity method investee	—	(0.5)	(0.1)
Other finance income (expense)	5.7	(4.7)	3.2

Total other expense, net	(37.7)	(38.4)	(28.0)

Loss before income taxes	(38.3)	(32.0)	(41.0)
Income tax benefit (expense)	1.6	(0.4)	(0.1)
Net loss	(36.7)	(32.4)	(41.1)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	0.4	(5.4)	(2.4)
Change in fair value of hedging instrument	0.3	(2.9)	2.9
Reclassification of loss (gain) on hedging instrument to comprehensive income	1.5	1.5	(4.4)
Actuarial gains (losses) on pension plan	10.5	(7.2)	(6.9)
Other comprehensive income (loss)	12.7	(14.0)	(10.8)

Comprehensive loss	$(24.0)	$(46.4)	$(51.9)

Net loss per common share – basic and diluted	$(1.60)	$(1.45)	$(1.88)

Weighted average number of shares outstanding during the year – basic and diluted	22,897,997	22,399,333	21,892,964

Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(13.0)	$(4.8)	$(9.0)

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in millions, except share data)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit
Balance as of January 1, 2019	20,870,397	$—	$303.9	$55.9	$(383.9)	$(24.1)
Foreign currency translation adjustments	—	—	—	(2.4)	—	(2.4)
Actuarial losses on pension plan	—	—	—	(6.9)	—	(6.9)
Change in fair value of hedging instrument	—	—	—	2.9	—	2.9
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(4.4)	—	(4.4)
Conversion of awards previously classified as derivatives	—	—	0.8	—	—	0.8
Shares issued in earnout	1,323,558	—	8.6	—	—	8.6
Shares issued upon net settlement of RSUs	36,813	—	(0.9)	—	—	(0.9)
Stock-based compensation expense	—	—	8.2	—	—	8.2
Net loss	—	—	—	—	(41.1)	(41.1)

Balance as of December 31, 2019	22,230,768	—	320.6	45.1	(425.0)	(59.3)
Foreign currency translation adjustments	—	—	—	(5.4)	—	(5.4)
Actuarial losses on pension plan	—	—	—	(7.2)	—	(7.2)
Change in fair value of hedging instrument	—	—	—	(2.9)	—	(2.9)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	1.5	—	1.5
Shares issued upon net settlement of RSUs	192,058	—	(0.7)	—	—	(0.7)
Shares issued under ESPP	7,649	—	—	—	—	—
Stock-based compensation expense	—	—	4.7	—	—	4.7
Net loss	—	—	—	—	(32.4)	(32.4)

Balance as of December 31, 2020	22,430,475	—	324.6	31.1	(457.4)	(101.7)
Foreign currency translation adjustments	—	—	—	0.4	—	0.4
Actuarial gains on pension plan	—	—	—	10.5	—	10.5
Change in fair value of hedging instrument	—	—	—	0.3	—	0.3
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	1.5	—	1.5
Shares issued upon net settlement of RSUs	324,122	—	(6.4)	—	—	(6.4)
Shares issued upon exercise of warrants	3,678,965	—	42.4	—	—	42.4
Stock-based compensation expense	—	—	11.7	—	—	11.7
Net loss	—	—	—	—	(36.7)	(36.7)

Balance as of December 31, 2021	26,433,562	$—	$372.3	$43.8	$(494.1)	$(78.0)

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash flows from operating activities:
Net loss	$(36.7)	$(32.4)	$(41.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47.0	52.3	42.0
Amortization of right of use asset	3.3	3.6	1.0
Stock-based compensation expense	13.0	4.8	9.0
Change in fair value of derivative liability	—	—	(3.0)
Change in fair value of earnout liability	—	—	2.3
Impairment of investment in equity method investee	—	0.7	—
Unrealized transactional currency gain/loss on senior bank debt	(4.6)	5.6	0.8
Unrealized transactional currency gain/loss on cross currency swaps	—	—	(3.6)
Change in fair value of warrant liability	(0.9)	3.2	4.1
Reclassification of loss on hedging instrument to comprehensive income	1.5	0.9	—
Non-cash interest expense relating to senior debt	17.2	3.4	9.0
Changes in assets and liabilities:
Accounts receivable	(4.9)	(2.9)	3.3
Inventory	1.6	1.3	2.0
Prepaid expenses and other assets	(13.9)	8.8	3.3
Corporate tax and other current taxes payable	(9.9)	6.6	(3.6)
Accounts payable	2.8	(4.8)	6.9
Deferred revenues and customer prepayment	(6.7)	(5.7)	(9.5)
Accrued expenses	0.7	10.9	7.2
Operating lease liabilities	(2.9)	(2.8)	(1.3)
Other long-term liabilities	(0.4)	(0.6)	1.9
Net cash provided by operating activities	6.2	52.9	30.7

Cash flows from investing activities:
Purchases of property and equipment	(11.6)	(15.4)	(10.5)
Acquisition of subsidiary company assets	(12.5)	—	—
Cash paid for NTG Acquisition	—	—	(105.9)
Software development expenditure	(13.8)	(14.5)	(17.0)
Net cash used in investing activities	(37.9)	(29.9)	(133.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	333.1	—	270.6
Proceeds from issuance of revolver	—	—	2.8
Proceeds from exercise of warrants	30.5	—	—
Repayments of revolver and long-term debt, including exit premium	(320.6)	(4.2)	(144.2)
Payment of financing costs	—	—	(15.2)
Payment of debt issuance costs	(9.1)	(3.1)	—
Payment in connection with terminated interest rate swaps	(2.1)	—	—
Principal payments under finance leases	(0.6)	(0.9)	(0.5)
Net cash provided by (used in) financing activities	31.2	(8.2)	113.5

Effect of exchange rate changes on cash	1.2	3.2	2.3

Net increase in cash	0.7	18.0	13.1
Cash, beginning of period	47.1	29.1	16.0
Cash, end of period	$47.8	$47.1	$29.1

Supplemental cash flow disclosures
Cash paid during the period for interest	$30.8	$13.3	$12.6
Cash paid during the period for income taxes	$1.2	$0.2	$—
Cash paid during the period for operating leases	$4.4	$3.3	$2.2

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital from net settlement of RSUs	$(6.4)	$(0.7)	$(0.9)
Lease liabilities arising from obtaining right of use assets	$—	$(6.8)	$(9.6)
Adjustment to goodwill arising from adjustment to fair value of assets acquired	$—	$(0.2)	$—
Property and equipment acquired through finance lease	$2.6	$1.5	$—
Property and equipment transferred to inventory	1.3	—	—
Capitalized interest payments	$—	$10.6	$—
Assets arising from asset retirement obligations	$—	$1.0	$—
Additional paid in capital reclassified from derivative liability	$—	$—	$0.8

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

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

The Company was incorporated in Delaware on May 30, 2014 under the name Hydra Industries Acquisition Corp. (“Hydra”). We subsequently changed our name from Hydra to Inspired Entertainment, Inc.

On October 1, 2019, the Company completed the acquisition of the Gaming Technology Group of Novomatic UK Ltd., a division of Novomatic Group, an international supplier of gaming equipment and solutions (the “NTG Acquisition”).

Management Liquidity Plans

As of December 31, 2021, the Company’s cash on hand was $47.8 million, and the Company had working capital of $44.9 million. The Company recorded net losses of $36.7 million, $32.4 million and $41.1 million for the year ended December 31, 2021, 2020 and 2019, respectively. Net losses include excess depreciation and amortization over capital expenditure of $21.4 million, $22.4 million and $14.5 million for the year ended December 31, 2021, 2020 and 2019, respectively, non-cash stock-based compensation of $13.0 million, $4.8 million and $9.0 million for the year ended December 31, 2021, 2020 and 2019, respectively, and non-cash changes in fair value of warrant liability of $0.9, million gain and $3.2 million and $4.1 million losses for the year ended December 31, 2021, 2020, and 2019, respectively. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $6.2 million, $52.9 million and $30.7 million for the year ended December 31, 2021, 2020 and 2019, respectively. Working capital of $44.9 million includes a non-cash settled item of $7.7 million of deferred income. Management currently believes that, absent any long-term coronavirus (“COVID-19”) impact (see below), the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through March 2023.

On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic which affected our retail businesses throughout 2020. From mid-December 2020 to mid-April 2021, all retail venues were once again closed due to government-mandated shutdowns. Full restrictions did not fall away in the United Kingdom until July 2021 and there remains an element of social distancing in venues in Greece and in Italy.

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

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

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

Foreign Currency Translation

For most of our operations, the British pound (“GBP”) is our functional currency. Our reporting currency is the USD. We also have operations where the local currency is the functional currency, including our operations in mainland Europe and North America. Assets and liabilities of foreign operations are translated at period-end rates of exchange, equity is translated at historical rates of exchange and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are recorded as a separate component of accumulated other comprehensive loss in stockholders’ deficit. Gains or losses resulting from foreign currency transactions are included in Selling, general and administrative expenses, Interest expense, net and Other finance (expense) income in the Consolidated Statement of Operations and Comprehensive Loss.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including those related to the revenue recognition for contracts involving software and non-software elements, allowance for doubtful accounts, inventory reserve for net realizable value, currency swaps, valuation of hedging activities, goodwill and intangible assets, useful lives of long-lived assets, stock-based compensation, valuation allowances on deferred taxes, warrant liability, pension liability, commitments and contingencies and litigation, among others. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. We regularly evaluate these significant factors and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

Cash

We deposit cash with financial institutions that management believes are of high credit quality. Substantially all of the Company’s cash is held outside of the U.S.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Our standard credit terms are net 30 to 60 days. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Changes in circumstances relating to the collectability of accounts receivable may result in the need to increase or decrease our allowance for doubtful accounts in the future. We determine the allowance based on historical experience, current market trends, and our customers’ financial condition. We continually review our allowance for doubtful accounts. Past due balances and other higher risk amounts are reviewed individually for collectability. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

Under certain contracts, the timing of our invoices does not coincide with revenue recognized under the contract. We have unbilled accounts receivable which represent revenue recorded in excess of amounts invoiced under the contract and generally become billable at contractually specified dates. These amounts consist primarily of revenue from our share of net winnings earned on a daily basis where the billing period does not fall on the last day of the period. We had $17.4 million and $8.2 million of unbilled accounts receivable as of December 31, 2021 and December 31, 2020, respectively.

Inventories

Inventories consist primarily of component parts and related parts used in gaming terminals. Inventories are stated at the lower of cost or net realizable value, using the first-in-first-out method. We determine the lower of cost or net realizable value of our inventory based on estimates of potentially excess and obsolete inventories after considering historical and forecasted demand and average selling prices. Demand for gaming terminals and parts inventory is also subject to technological obsolescence. Cost includes all direct costs and an appropriate proportion of fixed and variable overheads.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

Software Development Costs

We classify software development costs as either internal use software or external use software. We account for costs incurred to develop internal use software in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software. Consequently, any costs incurred during preliminary project stages are expensed; direct costs incurred during the application development stages are capitalized; and costs incurred during the post-implementation/operation stages are expensed. Once the software is placed in operation, we amortize the capitalized internal use software cost over its estimated economic useful life, which range from two to five years.

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

Research and development costs are expensed as incurred. Research and development related primarily to software product development costs is expensed until technological feasibility has been established. Research and development costs amounting to $3.1 million, $3.9 million and $3.8 million were expensed during the year ended December 31, 2021, 2020 and 2019, respectively. Employee related costs associated with related product development are included in Selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss.

Goodwill and Other Acquired Intangible Assets

Our principal acquired intangible assets relate to goodwill, trademarks and customer relationships. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in a business combination, and increased in 2019 due to the NTG acquisition (see Note 2). Trademarks and customer relationships were originally recorded at their fair values in connection with business combinations, and increased in 2021 due to the Sportech Acquisition (see Note 2).

Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives are amortized on a straight-line basis over three to thirteen years to their estimated residual values and reviewed for impairment. Factors considered when assigning useful lives include legal, regulatory and contractual provisions, product obsolescence, demand, competition and other economic factors.

Impairment of Goodwill and Long-Lived Assets

We test for goodwill impairment at least annually on the last day of our fiscal period, and whenever other facts and circumstances indicate that the carrying value may not be recoverable. For goodwill impairment evaluations, we first make a qualitative assessment to determine if goodwill is likely to be impaired. If it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. Goodwill is carried, and therefore tested, at the reporting unit level. We have four segments, Gaming, Virtual Sports, Interactive and Leisure, as detailed in Note 26. If the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, will be measured by comparing the implied fair value of goodwill to its carrying amount and would be charged to operations as an impairment loss. A mixture of qualitative and quantitative tests were carried out as of December 31, 2021 and 2020 and no impairment was required at any of these dates.

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

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

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

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

The Company assesses classification of its common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

During the quarter ending December 31, 2021, (i) an aggregate of 2,651,129 shares of common stock were issued pursuant to the exercise of 5,302,258 Public Warrants and (ii) an aggregate of 1,027,836 shares of common stock were issued pursuant to the exercise (on a cashless basis) of 9,049,230 Private Warrants. There were no warrants outstanding as of December 31, 2021.

At December 31, 2020, the Company considered that the warrants did not meet the criteria for equity classification and must be recorded as liabilities. As the warrants met the definition of a derivative as contemplated in ASC 815, the warrants were measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Consolidated Statements of Operations and Comprehensive Loss in the period of change.

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

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

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

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

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

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

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

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

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

Subsequent modifications to outstanding awards result in incremental cost if the fair value is increased as a result of the modification. The incremental cost is charged over the estimated derived service period.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), followed in July 2018 by ASU 2018-10, Codification Improvements to Topic 842 Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result of this adoption and the required disclosures, the Company revised its accounting policy for leases as stated below in the year ended December 31, 2019. The guidance was effective for all public business entities and certain not-for-profit entities in fiscal years beginning after December 15, 2018, and for all other entities in fiscal years beginning after December 15, 2020. As the Company was an emerging growth company until December 31, 2019 and elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, it adopted the standard as of January 1, 2019 on December 31, 2019.

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

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), and in January 2021 extended the scope of Topic 848 to other derivative instruments. ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments are elective and are effective upon issuance for all entities. The Company has made certain elections in accordance with ASU 2020-04 and as a result there is no material impact on the Company’s financial statement presentations or disclosures.

In July 2021, the FASB issued ASU No. 2021-05, “Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments” (“ASU 2021-05”). ASU 2021-05 amends lease classification requirements for lessors to require a lessor to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: 1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in paragraphs 842-10-25-2 through 25-3; and 2) the lessor would have otherwise recognized a day-one loss. The guidance will be effective beginning on January 1, 2022, including interim periods within that year, and can be applied either retrospectively or prospectively to leases that commence or are modified on or after the date that the amendments are first applied. The adoption of ASU 2021-05 is not expected to have a material impact on the Company’s financial statement presentation or disclosures.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 requires that an acquiring entity recognizes and measures contract assets and liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts as if it had originated the contracts. The guidance will be effective beginning on January 1, 2023, including interim periods within that year, and should be applied prospectively to business combinations occurring on or after the effective date.

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”). ASU 2021-10 requires entities to disclose information about certain government assistance that they receive, including 1) the nature of the transactions and the related accounting policies used; 2) the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item; and 3) significant terms and conditions of the transactions. The guidance is applicable to annual periods only, and will be effective beginning on January 1, 2022. It can be applied either retrospectively or prospectively to all transactions in the scope of the amendments that are reflected in the financial statements at the date of initial application and new transactions that are entered into after the date of initial application. The adoption of ASU 2021-10 is not expected to have a material impact on the Company’s financial statement presentation or disclosures if applied prospectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

2.	Acquisitions

On December 31, 2021, the Company acquired 100% of the membership interests of Sportech Lotteries, LLC (the “Sportech Acquisition”). The Company concluded that Sportech Lotteries, LLC’s contract with its only customer represented substantially all of the fair value of the gross assets acquired and, in accordance with ASC 805, determined that the asset set did not comprise a business. The Company has therefore applied asset acquisition accounting to the transaction, and has recorded the acquisition of the customer contract as an intangible asset in the amount of $12.3 million. The intangible asset will be amortized over its remaining useful life of 13.2 years.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

The Company incurred advisor fees, legal and other costs related to the NTG Acquisition of $6.7 million, which excluded the costs of refinance that were deducted from the senior debt as debt issuance costs and which were recognized in operating expenses in the accompanying consolidated statement of operations during the year ended December 31, 2019. Further such costs recognized in the accompanying consolidated statement of operations during the year ended December 31, 2020 amounted to $1.3 million.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

3.	Accounts Receivable

Accounts receivable consist of the following:

	December 31, 2021	December 31, 2020
	(in millions)
Trade receivables	$36.2	$30.4
Less: long-term receivable recorded in other assets	(3.5)	(1.4)
Finance lease receivables	0.7	0.7
Other receivables	—	0.1
Allowance for doubtful accounts	(1.7)	(2.3)
Total accounts receivable, net	$31.7	$27.5

Changes in the allowance for doubtful accounts are as follows:

	December 31, 2021	December 31, 2020
	(in millions)
Beginning balance	$(2.3)	$(0.9)
Additional provision for doubtful accounts	(0.6)	(1.4)
Recoveries	0.1	—
Write offs	1.1	0.1
Foreign currency translation adjustments	—	(0.1)
Ending balance	$(1.7)	$(2.3)

4.	Inventory

Inventory consists of the following:

	December 31, 2021	December 31, 2020
	(in millions)
Component parts	$10.8	$12.1
Work in progress	1.6	1.7
Finished goods	4.5	3.8
Total inventories	$16.9	$17.6

Component parts include parts for gaming terminals. Included in inventory are reserves for excess and slow-moving inventory of $2.0 million and $1.5 million as of December 31, 2021 and 2020, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

5.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31, 2021	December 31, 2020
	(in millions)
Prepaid expenses and other assets	$12.3	$8.6
Unbilled accounts receivable	17.4	8.2
Total prepaid expenses and other assets	$29.7	$16.8

6.	Property and Equipment, net

	December 31, 2021	December 31, 2020
	(in millions)
Short-term leasehold property	$3.2	$3.6
Server based gaming terminals	178.8	175.9
Computer equipment	10.6	12.6
Plant and machinery	4.1	2.7
	196.7	194.8
Less: accumulated depreciation and amortization	(145.8)	(129.3)
	$50.9	$65.5

Depreciation expense amounted to $25.9 million, $29.9 million and $21.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

7.	Software Development Costs, net

Software development costs, net consisted of the following:

	December 31, 2021	December 31, 2020
	(in millions)
Software development costs	$160.9	$149.6
Less: accumulated amortization	(125.3)	(107.2)
	$35.6	$42.4

During the years ended December 31, 2021 and 2020, the Company capitalized $13.6 million and $14.6 million of software development costs, respectively. Amounts in the above table include $2.2 million and $0.8 million of internal use software as of December 31, 2021 and 2020, respectively.

The total amount of software costs amortized was $20.0 million, $20.0 million and $16.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. Software costs written down to net realizable value amounted to $0.2 million, $0.0 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. The weighted average amortization period was 3.3 years, 3.2 years and 3.0 years for the years ended December 31, 2021, 2020 and 2019, respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

The estimated software amortization expense for the years ending December 31 are as follows:

Year ending December 31, (in millions)
2022	$15.7
2023	11.2
2024	4.9
2025	3.0
2026	0.8
Thereafter	—
Total	$35.6

8.	Intangible Assets and Goodwill

The following tables present certain information regarding our intangible assets. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives of ten years with no estimated residual values, which materially approximates the expected pattern of use.

	December 31, 2021	December 31, 2020
	(in millions)
Trademarks	$22.1	$22.4
Customer relationships	32.7	20.7
	54.8	43.1
Less: accumulated amortization	(35.9)	(35.4)
	$18.9	$7.7

Aggregate intangible asset amortization expense amounted to $0.9 million, $2.4 million and $3.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The estimated intangible asset amortization expense for the years ending December 31 are as follows:

Year ending December 31, (in millions)
2022	$1.8
2023	1.8
2024	1.8
2025	1.8
2026	1.8
Thereafter	9.9
Total	$18.9

Goodwill

Goodwill is summarized as follows:

	December 31, 2021	December 31, 2020
	(in millions)
Balance at beginning of period	$83.7	$80.9
Foreign currency translation adjustments	(1.0)	2.6
Acquisition of NTG	—	0.2
Ending balance	$82.7	$83.7

Amounts relating to the Acquisition of NTG for the year ended December 31, 2020 relate to asset valuations that were revised during the year.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

9.	Other Assets

Other assets consist of the following:

	December 31, 2021	December 31, 2020
	(in millions)
Long term finance lease receivable	$0.3	$0.6
Pension asset	3.0	—
Long term receivables	3.5	1.4
Long term prepaid expenses and other assets	0.3	1.3
	$7.1	$3.3

10.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2021	December 31, 2020
	(in millions)
Direct costs of sales	$4.4	$4.0
Payroll and related costs	7.2	7.7
Accrued corporate cost expenses	—	1.8
Interest payable - cash	2.0	6.8
Asset retirement obligations	1.1	1.6
Acquisition consideration	0.6	0.8
Contract termination costs	—	0.2
Other creditors	17.3	8.5
	$32.6	$31.4

11.	Contract Liabilities and Other Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At December 31, 2021	$36.2	$17.4	$(14.5)	$(3.9)
At December 31, 2020	$30.4	$8.2	$(22.9)	$(1.6)
At December 31, 2019	$24.5	$15.3	$(27.8)	$(1.9)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $10.9 million, $10.3 million and $9.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

12.	Other Liabilities

Other liabilities consist of the following:

	December 31, 2021	December 31, 2020
	(in millions)
Customer prepayments and deposits	$3.9	$1.6
Fair value of hedging instrument	—	0.9
Total other liabilities, current	3.9	2.5
Asset retirement obligations	1.8	1.8
Other creditors	1.3	—
Pension liability	—	9.1
Total other liabilities, long-term	3.1	10.9
	$7.0	$13.4

13.	Long Term and Other Debt

Senior Secured Notes

On May 20, 2021, Inspired Entertainment (Financing) PLC, a wholly owned subsidiary of the Company, issued £235.0 million ($316.7 million, as translated at December 31, 2021) aggregate principal amount of its 7.875% senior secured notes due 2026 (the “Senior Secured Notes”). The Senior Secured Notes bear interest at a rate of 7.875% per annum and mature on June 1, 2026. Interest is payable on the Senior Secured Notes on June 1 and December 1 of each year, commencing on December 1, 2021

The Senior Secured Notes and related guarantees were issued under an indenture (the “Indenture”), among Inspired Entertainment (Financing) PLC, as issuer, the Company and certain English and U.S. subsidiaries of the Company, as guarantors (collectively and together with the Company, the “Guarantors”), GLAS Trustees Limited, as trustee, GLAS Trust Corporation Limited, as security agent and GLAS Trust Company LLC as paying agent, transfer agent and registrar. The terms of the Senior Secured Notes and related guarantees are governed by the Indenture.

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

Inspired Entertainment (Financing) PLC may redeem the Senior Secured Notes, in whole or in part, at any time and from time to time prior to June 1, 2023, at a redemption price equal to 100% of the principal amount thereof, plus a “make-whole” premium as set forth in the Indenture and form of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Inspired Entertainment (Financing) PLC may also redeem the Senior Secured Notes, in whole or in part, at any time and from time to time on or after June 1, 2023, at the redemption prices set forth in the Indenture and form of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to June 1, 2023, Inspired Entertainment (Financing) PLC may redeem up to 40% of the original aggregate principal amount of the Senior Secured Notes with the net cash proceeds of one or more equity offerings, as described in the Indenture, at a redemption price equal to 107.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to June 1, 2023, Inspired Entertainment (Financing) PLC may redeem up to 10% of the aggregate principal amount of the Senior Secured Notes within each 12-month period at a redemption price equal to 103% of the aggregate principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

Termination of Prior Financing

The Company’s previous debt consisted of two tranches of senior secured term loans in a principal amount of £145.8 million ($196.5 million) with a cash interest rate of 8.25% plus 3-month LIBOR and €93.1 million ($105.4 million) with a cash interest rate of 7.75% plus 3-month EURIBOR, respectively and a secured revolving facility loan in a principal amount of £20.0 million ($27.0 million) with a cash interest rate on any utilization of 6.50% plus 3-month LIBOR (the “Prior Financing”)..

In connection with the issuance of the Senior Secured Notes and the entry into the RCF Agreement, on May 20, 2021, the Prior Financing was repaid in full and the senior facilities agreement (dated September 27, 2019, as amended and restated on June 25, 2020, see below) relating to the Prior Financing was terminated. No prepayment premium applied to the repayment (although customary break cost provisions applied). Debt fees of $14.4 million were expensed to the Consolidated Statements of Operations and Consolidated Loss within Interest Expense as part of the repayment. In addition, on May 19, 2021, we terminated the interest rate swaps relating to the Prior Financing and applicable termination fees were settled on May 20, 2021 (see Note 14).

Senior Facilities Agreement

In connection with the NTG Acquisition, on September 27, 2019, the Company, together with certain direct and indirect wholly-owned subsidiaries, entered into a Senior Facilities Agreement with Lucid Agency Services Limited, as agent, Nomura International plc and Macquarie Corporate Holdings Pty Limited (UK Branch) as arrangers and/or bookrunners and each lender party thereto (the “Lenders”), pursuant to which the Lenders agreed to provide, subject to certain conditions, two tranches of senior secured term loans (the “Term Loans”), in an original principal amount of £140.0 million ($188.7 million) and €90.0 million ($101.9 million), respectively and a secured revolving facility loan in an original principal amount of £20.0 million ($27.0 million). On October 1, 2019, the debt was funded and proceeds from the Term Loans were used to, among other things, pay the purchase price of the NTG Acquisition and to refinance existing indebtedness of the Company under the Note Purchase Agreement and prior Facility described below.

The new facilities were subject to covenant testing. These tests comprised a leverage ratio (consolidated total net debt/consolidated pro forma EBITDA) and a capital expenditure level. The leverage ratio was tested quarterly with the first test date being June 30, 2020. The capital expenditure level was tested annually with the first test date being December 31, 2019. There was also an annual excess cash flow calculation required, which, if positive and over certain de minimis limits, could have required early prepayment of part of the facilities.

The Term Loans had a 5-year duration and were repayable in full on October 1, 2024. The £140.0 million ($188.7 million) loan initially carried a cash interest rate of 7.25% plus 3-month LIBOR, the €90.0 million ($101.9 million) loan initially carried a cash interest rate of 6.75% plus 3-month EURIBOR. The £20.0 million ($27.0 million) revolving credit facility is available until September 1, 2024 and initially carried a cash interest rate on any utilization at 5.50% plus 3-month LIBOR, with any unutilized amount initially carrying a cash interest cost at 30% of the applicable margin on the revolving credit facility loan.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

On June 25, 2020, the Company, certain direct and indirect subsidiaries of the Company, Lucid Agency Services Limited, and Lucid Trustee Services Limited as security agent under the SFA and the Intercreditor Agreement (as defined in the SFA), entered into an Amendment and Restatement Agreement (the “ARA”) with respect to the SFA.

The ARA amended the SFA by, among other things, (i) capitalizing certain interest payments that fell due on April 1, 2020, (ii) resetting the leverage and capital expenditure financial covenants applicable under the SFA, removing certain rating requirements under the SFA, (iii) allowing the Company and its subsidiaries to incur additional indebtedness under the UK Coronavirus Large Business Interruption Loan Scheme under a stand-alone facility, which may rank pari passu or junior to the facilities under the SFA, in an amount not exceeding £10.0 million ($13.5 million), (iv) removing certain rating requirements under the SFA, (v) limiting the ability of the Company and its subsidiaries to incur additional indebtedness, including by reducing the amount of general indebtedness the Company and its subsidiaries are permitted to incur and removing the ability to incur senior secured, second lien and unsecured indebtedness in an amount not exceeding the aggregate of (A) an unlimited amount, as long as, pro forma for the utilization of such indebtedness, the consolidated total net leverage ratio does not exceed the lower of 3.4:1 and the then applicable ratio with respect to the consolidated total net leverage financial covenant summarized further below, plus (B) an amount equal to the greater of £16.0 million ($21.6 million) and 25% of the consolidated pro forma EBITDA of the Company and its subsidiaries for the relevant period (as defined in the SFA, but disregarding, for the purposes of calculating the usage of such cap, any financial indebtedness applied to refinancing other financial indebtedness, together with any related interest, fees, costs and expenses), (vi) increasing the margin applicable to the Facilities (as defined in the SFA) by 1%, to 8.25% plus 3-month LIBOR on the £145.8 million ($196.5 million) loan (including capitalized interest payments of £5.8 million ($7.8 million)), and to 7.75% plus 3-month EURIBOR on the €93.1 million ($105.4 million) loan (including capitalized interest payments of €3.1 million ($3.5 million)), respectively, and adding an additional payment-in-kind margin of 0.75% payable on any principal amounts outstanding under Facility B (as defined in the SFA) after September 24, 2021 (the “Relevant Date”), (vii) adding an exit fee payable by the Company with respect to any repayment or prepayment of Facility B after the Relevant Date at the time of such repayment or prepayment in an amount equal to 0.75% of the principal amount of Facility B being repaid or prepaid, (viii) removing any ability to carry forward or carry back any unused allowance under the capital expenditure financial covenant in the SFA and (ix) granting certain additional information rights to the Lenders under the SFA, including the provision of a budget, and certain board observation rights until December 31, 2022. All other material terms of the SFA remain unchanged in all material respects.

In consideration for the amendments listed above, the Company agreed to pay the Lenders an amendment fee equal to 1% of the Total Commitments (as defined in the SFA) after giving effect to the capitalization of the interest payment described above. The amendment fee was payable to the Lenders pro rata to their commitments under the SFA.

The modification to the SFA was not considered to be substantial in accordance with Topic 470-50 and was therefore not treated as a debt extinguishment. The amendment fees, amounting to $3.1 million, were associated with the modified debt instrument and were to be amortized along with the existing unamortized debt issuance costs. Fees payable to third parties were expensed as incurred, resulting in $1.0 million charged to interest expense for the year ended December 31, 2020.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

Outstanding Debt and Finance Leases

The following reflects outstanding debt and finance leases as of the dates indicated below:

	Principal	Unamortized deferred financing charge	Book value, December 31, 2021
	(in millions)
Senior bank debt	$316.7	$(7.7)	$309.0
Finance lease liabilities	2.8	—	2.8
Total long-term debt outstanding	319.5	(7.7)	311.8
Less: current portion of long-term debt	(0.9)	—	(0.9)
Long-term debt, excluding current portion	$318.6	$(7.7)	$310.9

	Principal	Unamortized deferred financing charge	Book value, December 31, 2020
	(in millions)
Senior bank debt	$313.3	$(15.8)	$297.5
Finance lease liabilities	0.8	—	0.8
Total long-term debt outstanding	314.1	(15.8)	$298.3
Less: current portion of long-term debt	(0.6)	—	(0.6)
Long-term debt, excluding current portion	$313.5	$(15.8)	$297.7

The Company is in compliance with all relevant financial covenants and the long-term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt as of December 31, 2021 matures as follows:

Fiscal period:	Senior bank debt	Finance leases	Total
	(in millions)
2022	$—	$1.0	$1.0
2023	—	0.5	0.5
2024	—	0.8	0.8
2025	—	0.5	0.5
2026	316.7	—	316.7
Total	$316.7	$2.8	$319.5

14.	Derivatives and Hedging Activities

On January 15, 2020, the Company entered into two interest rate swaps with UBS AG designed to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows on a portion of the previous floating rate debt facilities. The swaps fixed the variable interest rate of the debt facilities and provided protection over potential interest rate increases by providing a fixed rate of interest payment in return. The interest rate swaps were for £95.0 million ($128.0 million) at a fixed rate of 0.9255% based on the 6-month LIBOR rate and for €60.0 million ($67.9 million) at a fixed rate of 0.102% based on the 6-month EURIBOR rate.

In connection with the issuance of the Senior Secured Notes and the entry into the RCF Agreement, on May 19, 2021, the Company terminated its two interest rate swaps. The termination fees were settled on May 20, 2021, for £1.3 million ($1.9 million) and €0.1 million ($0.2 million), respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

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

The Company had variable-rate borrowings denominated in currencies other than its functional currency in prior years. As a result, the Company was exposed to fluctuations in both the underlying variable interest rate and the foreign currency of the borrowing against its functional currency, GBP. During the year ended December 31, 2019, the Company used derivatives, including cross-currency interest rate swaps, to manage its exposure to fluctuations in the variable borrowing rate and the GBP-USD exchange rate. Cross-currency interest rate swaps involve exchanging fixed rate interest payments for floating rate interest receipts both of which will occur at the GBP-USD forward exchange rates in effect upon entering into the instrument. The Company designated these derivatives as cash flow hedges of both interest rate and foreign exchange risks.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.8 million will be reclassified as an increase to interest expense.

As of December 31, 2021, the Company did not have any derivatives. As of December 31, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	2	£95.0 million ($128.0 million) at a fixed rate of 0.9255% based on the 6-month LIBOR rate and €60.0 million ($67.9 million) at a fixed rate of 0.102% based on the 6 month EURIBOR rate

Non-designated Hedges

Derivatives not designated as hedges were not speculative and were used during the year ended December 31, 2019 to manage the Company’s exposure to interest rate movements and other identified risks but did not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships were recorded directly in earnings.

The Company did not have any derivatives that were not designated as hedges as of December 31, 2020. All derivatives as of December 31, 2020 were designated as cash flow hedges of interest rate risk.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

The Company did not have any derivative financial instruments as of December 31, 2021. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of December 31, 2020.

	Balance Sheet Classification	Asset Derivatives Fair Value	Balance Sheet Classification	Liability Derivatives Fair Value
		(in millions)		(in millions)
Derivatives designated as hedging instruments:
Interest Rate Products	Fair Value of Hedging Instruments	$—	Other Current Liabilities and Long Term Derivative Liability	$(2.6)
Total derivatives designated as hedging instruments		$—		$(2.6)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income for the year ended December 31, 2021.

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(in millions)		(in millions)
Interest Rate Products	$0.3	Interest Expense	$(1.5)
Total	$0.3		$(1.5)

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

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the year ended December 31, 2021.

Interest Expense
(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$44.3

Gain/(loss) on cash flow hedging relationships in Subtopic 815-20	$(1.5)

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

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

Offsetting of Derivative Assets
December 31, 2020
	Gross Amounts	Gross Amounts Offset in the Statement	Net Amounts of Assets presented in the Statement	Gross Amounts Not Offset in the Statement of Financial Position
	of Recognized Assets	of Financial Position	of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
(in millions)
Fair value of hedging instrument	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities
December 31, 2020
	Gross Amounts	Gross Amounts Offset in the Statement	Net Amounts of Liabilities presented in the Statement	Gross Amounts Not Offset in the Statement of Financial Position
	of Recognized Liabilities	of Financial Position	of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in millions)
Fair value of hedging instrument	$2.6	$—	$2.6	$—	$—	$—

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

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

		December 31,	December 31,
	Level	2021	2020
		(in millions)
Public Warrants (included in warrant liability)	1	$—	$3.2
Long term receivable (included in other assets)	2	3.5	1.4
Private Placement Warrants (included in warrant liability)	2	—	9.8
Derivative liability (see note 14)	2	—	2.6

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

The fair value of our long-term senior debt as of December 30, 2021, was $323.2 million, based upon quoted prices in the marketplace, which are considered Level 2 inputs.

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

At December 31, 2021 and December 31, 2020, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

16.	Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 49,000,000 shares of common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each common share.

Warrants

As of December 31, 2020, the Company had 19,079,130 outstanding warrants to purchase an aggregate of 9,539,565 shares of the Company’s common stock, which included 7,999,900 warrants originally issued as part of the initial public offering (the “IPO”) (the “Public Warrants”) and 11,079,230 warrants issued in private placements in connection with the IPO and the Merger (the “Private Placement Warrants”). The warrants became exercisable 30 days after the closing of the Merger and had an expiration date of December 23, 2021. Each warrant entitled its holder to purchase one-half of one share of the Company’s common stock at an exercise price of $11.50 per whole share. The warrants were able to be exercised only for a whole number of shares of common stock.

As of December 31, 2020, the warrants met the definition of a derivative under ASC 815 and were classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

During the quarter ending December 31, 2021, (i) an aggregate of 2,651,129 shares of common stock were issued pursuant to the exercise of 5,302,258 Public Warrants and (ii) an aggregate of 1,027,836 shares of common stock were issued pursuant to the exercise (on a cashless basis) of 9,049,230 Private Warrants. There were no warrants outstanding as of December 31, 2021.

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

As of December 31, 2021, there were (i) 1,552,284 shares subject to outstanding awards under the 2021 Plan, including 512,399 shares subject to performance-based target awards, 232,500 shares subject to market-price vesting conditions and 165,000 shares subject to awards as to which the applicable vesting conditions have been met which remain subject to deferred settlement; (ii) 751,934 shares subject to outstanding awards under the 2018 Plan, including 75,000 shares subject to performance-based target awards, 20,195 shares subject to awards that were previously subject to performance criteria that were determined to have been met for the applicable performance year which awards continue to remain subject to a time-based vesting schedule and 99,964 shares subject to awards as to which the applicable vesting conditions have been met which remain subject to deferred settlement; and (iii) 1,318,686 shares subject to outstanding awards under the Prior Plans as to which the applicable vesting conditions have been met which remain subject to deferred settlement. As of December 31, 2021, there were 1,490,785 shares available for new awards under the 2021 Plan (which includes shares rolled over from the 2018 Plan) and no shares available for new awards under the Prior Plans. All awards outstanding as of December 31, 2021 consisted of RSUs (including time-based RSUs, performance-based RSUs and stock price based RSUs).

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

The Company also has an employee stock purchase plan (“ESPP”) that authorizes the issuance of up to an aggregate of 500,000 shares of common stock pursuant to purchases thereunder by employees. The ESPP, which was approved by stockholders in July 2017, is administered by the Compensation Committee which has discretion to designate the length of offering periods and other terms subject to the requirements of the ESPP. As of December 31, 2021, a total of 467,751 shares remained available for purchase under the ESPP.

A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested Outstanding at January 1, 2021	2,149,118	$5.20
Granted (1)	1,728,236	$10.15
Forfeited (2)	(520,227)	$(5.66)
Vested (3)	(1,317,873)	$(6.24)
Unvested Outstanding at December 31, 2021	2,039,254	$8.60

(1)	The RSUs that were granted during the year ended December 31, 2021 included: (a) 48,466 RSUs under the Board’s compensation program for non-employee directors which vest during the year of grant and remain unsettled until the director leaves the Company; (b) 658,020 RSUs under an incentive program for management and other personnel, as to which one-half was in the form of performance-based RSUs that are conditioned on attainment of performance criteria for fiscal year 2021 and subject to a time-based service period through December 31, 2023 and the other one-half vests in instalments through December 31, 2023; and (c) sign-on awards covering an aggregate of 975,000 RSUs to members of senior management in connection with their entering into new employment agreements or amendments thereof which have vesting schedules through December 31, 2025, including 750,000 RSUs to our Executive Chairman (comprised of a mix of time-based RSUs, performance-based RSUs and stock price based RSUs).

(2)	The RSUs that were forfeited during the year ended December 31, 2021 included 468,517 RSUs subject to market price vesting conditions that had a satisfaction deadline of December 23, 2021. The applicable market price targets were not met by the deadline.

(3)	The RSUs that vested during the year ended December 31, 2021 included: (a) 213,466 RSUs that remain subject to deferred settlement terms such that the awards do not settle until the participant’s services terminate; (b) 285,069 RSUs that vested June 30, 2021, resulting in 160,390 shares being issued in connection with the net settlement thereof and 124,679 withheld for taxes; and (c) 819,338 RSUs that vested on December 31, 2021, resulting in 442,817 shares being issued in settlement thereof and 376,521 withheld for taxes (the processing of the issuance and delivery of such 442,817 shares did not occur until January 2022).

The Company issued a total of 324,122 shares during the year ended December 31, 2021 in connection with the vesting of RSUs, of which 160,390 were issued in net settlement of RSUs that vested on June 30, 2021 and 163,732 were issued in connection with the net settlement of RSUs that vested on December 31, 2020.

A summary of the Company’s Restricted Stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested Outstanding at January 1, 2021	624,116	$5.63
Granted	—	$—
Forfeited (1)	(624,116)	$(5.63)
Vested	—	$—
Unvested Outstanding at December 31, 2021	—	$—

(1)	Reflects forfeiture of unvested restricted stock awards which had been subject to market price vesting conditions that had a satisfaction deadline of December 23, 2021. The applicable market price targets were not met by the deadline.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

The Company recognized stock-based compensation expense as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in millions)
Restricted Stock and RSUs	$11.9	$4.6	$8.7
Payroll taxes on vesting of RSUs	1.1	0.2	0.3
	$13.0	$4.8	$9.0

Total unrecognized compensation expense related to unvested stock awards and unvested RSUs at December 31, 2021 amounts to $11.6 million and is expected to be recognized over a weighted average period of 1.8 years.

18.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2019	$(78.9)	$(0.1)	$23.1	$(55.9)
Change during the period	2.4	1.5	6.9	10.8
Balance at December 31, 2019	(76.5)	1.4	30.0	(45.1)
Change during the period	5.4	1.4	7.2	14.0
Balance at December 31, 2020	(71.1)	2.8	37.2	(31.1)
Change during the period	(0.4)	(1.8)	(10.5)	(12.7)
Balance at December 31, 2021	$(71.5)	$1.0	$26.7	$(43.8)

Included within accumulated other comprehensive income is an amount of $1.0 million relating to the change in fair value of discontinued hedging instruments. This amount will be amortized as a charge to income over the life of the original instruments, in accordance with US GAAP.

19.	Net Loss per Share

Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period, including stock options, restricted stock, RSUs and warrants, using the treasury stock method, and convertible debt or convertible preferred stock, using the if-converted method, unless the inclusion would be anti-dilutive.

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
RSUs	3,622,904	3,522,140	2,744,842
Unvested Restricted Stock	—	624,116	624,116
Stock Warrants	—	9,539,565	9,539,565
	3,622,904	13,685,821	12,908,523

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

20.	Other Finance (Expense) Income

Other finance (expense) income consisted of the following:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in millions)
Pension interest cost	$(1.6)	$(2.2)	$(2.7)
Expected return on pension plan assets	2.7	3.1	3.5
Foreign currency translation on senior bank debt	4.6	(5.6)	(0.8)
Foreign currency remeasurement on hedging instrument	—	—	3.2
	$5.7	$(4.7)	$3.2

21.	Income Taxes

The effective tax rate for the years ended December 31, 2021 and 2020 were 4.2% and (1.2)% respectively. For the year ended December 31, 2021, the Company’s effective tax rate differs from the federal statutory rate primarily due to losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit and non-deductible officer’s compensation. For the year ended December 31, 2020, the Company’s effective tax rate differs from the federal statutory rate primarily due to losses in certain jurisdictions where the Company has recorded a valuation allowance against the related tax benefit.

The components of earnings (loss) before income taxes on the Company’s consolidated statement of operations by the United States and foreign jurisdictions were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in millions)
United States	$(13.5)	$(14.4)	$(19.3)
Foreign jurisdictions	(24.8)	(17.6)	(21.7)
Total loss before income taxes	$(38.3)	$(32.0)	$(41.0)

Income tax provision (benefit), as reflected in the Company’s consolidated statement of operations, consists of the following:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in millions)
Current (benefit) provision
Federal	$—	$—	$—
State	—	—	—
Foreign	(1.6)	0.4	0.1
Total current	$(1.6)	$0.4	$0.1

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
(in millions)
Deferred (benefit) provision
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total current	$—	$—	$—

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

The differences between the federal statutory tax rate and our effective rate are reflected in the following table for the years ended December 31, 2021, 2020 and 2019:

	December 31, 2021	December 31, 2020	December 31, 2019
	(in millions)
Statutory income tax	21.0%	21.0%	21.0%
State taxes (net of federal)	0.0%	0.0%	3.3%
Non-deductible officer compensation	(5.4)%	0.0%	0.0%
Tax effect of other permanent differences	(1.5)%	(6.2)%	(11.9)%
Effect of foreign taxes	(0.3)%	0.5%	(1.5)%
True ups	4.6%	0.1%	3.2%
Rate change	0.0%	0.0%	(0.5)%
Valuation allowance	(14.2)%	(16.6)%	(13.8)%
Effective income tax rate	4.2%	(1.2)%	(0.2)%

The net deferred tax assets and liabilities arising from temporary differences are as follows:

	December 31,	December 31,
	2021	2020
	(in millions)
Depreciation	$71.4	$48.0
Net operating losses	31.6	26.5
Other temporary differences	4.4	6.2
Total gross deferred tax assets	107.3	80.7
Valuation allowance balance	(104.5)	(76.4)
Gross deferred tax assets	2.9	4.3
Intangible assets	(0.3)	(2.2)
Other temporary differences	(2.5)	(2.1)
Gross deferred tax liabilities	(2.9)	(4.3)
Net deferred tax assets	$—	$—

Changes in the valuation allowance are as follows:

	December 31, 2021	December 31, 2020
	(in millions)
Beginning balance	$76.4	$65.7
Increase (decrease)	28.1	10.7
Reversal of allowance	—	—
Ending balance	$104.5	$76.4

As of December 31, 2021 and 2020, the Company has $39.5 million and $34.8 million, respectively, of gross federal net operating loss carry forwards, the earliest of which will begin to expire in 2034. The utilization of the Company’s pre-merger net operating losses is subject to a limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code. As of December 31, 2021 and 2020 the Company also has gross net operating losses in foreign jurisdictions, primarily the United Kingdom, totaling $83.2 million and $89.9 million, respectively. The majority of these net operating losses have an unlimited carry forward period. It is anticipated that these losses will not be utilized due to continuing losses in these jurisdictions, as such, the losses are fully offset with a valuation allowance.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management determined that it is more likely than not that the Company will not realize the deferred income tax asset balances and therefore, recorded full valuation allowances of $104.5 million and $76.4 million as of December 31, 2021 and 2020.

The Company has not recognized deferred tax liabilities in respect of unremitted earnings that are considered indefinitely reinvested in foreign subsidiaries. We do not provide for taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed because we intend to invest such undistributed earnings indefinitely outside of the United States.

Currently, there are no federal, state or foreign jurisdiction tax audits pending. The Company’s corporate federal and state tax returns from 2018 to 2020 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2014 to 2020 remain subject to examination by tax authorities.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

22.	Related Parties

HG Vora Special Opportunities Master Fund Limited (“HG Vora”) (a purchaser of our Senior Secured Notes issued on May 20, 2021) was a significant stockholder until October 12, 2021. Interest expense payable to HG Vora while a related party for the year ended December 31, 2021 amounted to $1.7 million.

HG Vora previously held promissory notes of the Company issued under a note purchase agreement and guaranty dated August 13, 2018 which were repaid on October 1, 2019 (see note 13). The interest expense payable with respect to the promissory notes for the year ended December 31, 2019 amounted to $12.3 million and the repayment of the promissory notes included an exit payment premium in the amount of $4.2 million for repayment on an early basis.

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”), (an arranger and lending party under our RCF Agreement), and Macquarie Capital (Europe) Limited (“Macquarie EUR”), (an arranger and initial purchaser of our Senior Secured Notes), are affiliates of MIHI LLC, which beneficially owned approximately 11.4% of our common stock as of December 31, 2021. Macquarie UK was also one of the lending parties with respect to the Prior Financing and its associated revolving credit facility. The portion of the Company’s aggregate senior debt of $316.7 million at December 31, 2021, and $313.3 million at December 31, 2020 held by Macquarie UK at December 31, 2021 and December 31, 2020 was $0.0 million and $30.7 million, respectively. Interest expense payable to Macquarie UK for the years ended December 31, 2021, 2020 and 2019 amounted to $0.9 million, $2.2 million and $0.5 million, respectively. In addition, $0.0 million and $0.6 million of accrued interest payable was due to Macquarie UK at December 31, 2021 and December 31, 2020, respectively and Macquarie EUR received $0.6 million of $5.5 million of fees paid in connection with the issuance of the Senior Secured Notes and the RCF in the year to December 31, 2021, and Macquarie UK received $0.3 million of a total $3.1 million of amendment fees paid with respect to the Prior Financing in the year ended December 31, 2020. MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

We incurred certain offering expenses in connection with an underwritten public offering of shares held by a significant stockholder, the Landgame Trust, which closed on June 1, 2021, as to which our expenses were reimbursed by the stockholder. For the year ended December 31, 2021, the aggregate amount invoiced for reimbursement was $0.2 million. The stockholder sold an aggregate of 6,217,628 shares in the offering (including 810,995 shares subject to an over-allotment option that was exercised in full) at an offering price of $9.25 per share, less underwriting discounts and commissions of $0.4625 per share. One of the participating underwriters in the offering was Macquarie Capital (USA) Inc., an affiliate of MIHI LLC (see paragraph above), pursuant to which it purchased 870,468 of the shares including 113,539 shares subject to the over-allotment option.

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

The leases have remaining terms of 1 to 11 years.

During the year to December 31, 2021 and 2020, certain concessions were granted with respect to the Company’s operating leases in light of Covid-19. These have taken the form of lease extensions, where nothing is paid for a period of time with that same period of time and payments added onto the lease at the end, payment holidays, where payments are deferred until a later date, but with no lease extension, and discounted payments, where payments are reduced and are not repaid either at a later date or through lease extensions. The Company has elected to use the practical expedient granted by the FASB and account for the concessions as if they were part of the enforceable rights and obligations of the parties under the existing lease contract for all affected operating leases. Lease extensions and discounted payments are accounted using the ‘cash basis’ approach, with the lease liability and right-of-use asset continuing to be accounted for as if payments are still being made under the original terms of the lease. Payment holidays are accounted for using the ‘remeasurement consistent with resolving a contingency’ approach, which involves remeasuring the liability and the right-of-use asset and continuing to recognize the total cost of the lease on a straight line basis over the period to which it relates.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

The Company is also party to finance leases with third parties, with respect to gaming machines and fit out works at the Company’s main UK office. The leases have remaining terms of between 4 and 36 months.

The components of lease expense were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in millions)
Finance lease costs:
Depreciation	$0.5	$0.1	$—
Interest	0.2	0.1	—
Operating lease costs	4.4	4.3	2.1
Short-term lease costs	1.3	1.5	0.9
Variable lease costs	2.9	1.7	0.7
Total	$9.3	$7.7	$3.7

	December 31, 2021	December 31, 2020
Weighted average remaining lease term – finance leases	39.1 months	16.0 months
Weighted average remaining lease term – operating leases	69.4 months	79.2 months
Weighted average discount rate – finance leases	8.9%	7.9%
Weighted average discount rate – operating leases	8.7%	8.6%

Assets leased under finance leases had a cost of $4.2 million and $1.7 million at December 31, 2021 and 2020, respectively, and accumulated depreciation associated with these assets was $0.6 million and $0.1 million at December 31, 2021 and 2020, respectively.

Future minimum finance lease payments as of December 31, 2021 were as follows:

Year ending December 31, (in millions)
2022	$1.2
2023	0.7
2024	1.0
2025	0.6
2026	—
Thereafter	—
Total future minimum lease payments	3.5
Less: imputed interest	(0.7)
Total	$2.8

Future minimum operating lease payments as of December 31, 2021 were as follows:

Year ending December 31, (in millions)
2022	$3.5
2023	2.3
2024	2.1
2025	1.4
2026	1.1
Thereafter	3.8
Total future minimum lease payments	14.2
Less: imputed interest	(3.5)
Total	$10.7

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

The Company as Lessor

The Company is party to leases with third parties with respect to various gaming machines. Gaming machine leases typically include a lease (of the machine) and a non-lease (provision of software services) component.

The leases have remaining terms of 1 to 5 years.

During the year to December 31, 2021 and 2020, the Company granted concessions to customers in the form of lease extensions granted during the lockdown period, where nothing is paid during the concession period, with that same period of time and payments added onto the lease at the end. The Company has elected to use the practical expedient granted by the FASB and account for the concessions as if they were part of the enforceable rights and obligations of the parties under the existing lease contract for all affected leases.

Assets leased under operating leases had a cost of $6.8 million and $5.9 million at December 31, 2021 and 2020, respectively, and accumulated depreciation associated with these assets was $2.8 million and $1.8 million at December 31, 2021 and 2020, respectively. Depreciation expense for the year ended December 31, 2021, 2020 and 2019 amounted to $1.4 million, $1.5 million and $0.3 million, respectively.

The components of lease income were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in millions)
Interest receivable from sales type leases	$—	$0.1	$0.1
Operating lease income	3.3	2.3	0.9
Variable income from sales type leases	0.1	0.7	0.3
Total	$3.4	$3.1	$1.3

Future minimum sales type lease receivables as of December 31, 2021 were as follows:

Year ending December 31, (in millions)
2022	$0.7
2023	0.3
2024	—
2025	—
2026	—
Total future minimum lease receivables	1.0
Less: imputed interest	—
Total	$1.0

Future minimum operating lease receivables as of December 31, 2021 were as follows:

Year ending December 31, (in millions)
2022	$1.1
2023	1.6
2024	2.2
2025	—
2026	—
Total future minimum lease receivables	$4.9

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

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

We operate a defined contribution plan in the US and both defined benefit and defined contribution pension schemes in the UK. The defined contribution scheme assets are held separately from those of the Company in an independently administered fund. The defined contribution pension cost charge represents contributions payable by the Company and amounted to $2.4 million, $2.3 million and $2.1 million for the year ended December 31, 2021, 2020 and 2019, respectively. Contributions totaling $0.8 million and $0.3 million were payable to the fund as at December 31, 2021 and 2020, respectively.

The defined benefit scheme has been closed to new entrants since April 1, 1999 and closed to future accruals for services rendered to the Company for the entire financial statement periods presented in these consolidated financial statements. Retirement benefits are generally based on a portion of an employee’s pensionable earnings during years prior to 2010.

The latest triennial actuarial valuation of the scheme as at March 31, 2018 was finalized in May 2019. The actuarial valuation revealed that the statutory funding objective was not met, i.e. there were insufficient assets to cover the Scheme’s Technical Provisions and there was a funding shortfall of £5.6 million ($7.5 million) at the valuation date. Under the Recovery Plan and Schedule of Contributions agreed between the Trustee and the Company, on March 15, 2019, it was agreed that no further deficit reduction contributions shall be made to the scheme, except in the event that the scheme funding level does not progress as expected, in which case contingent contributions would be made subject to an agreed maximum amount. It was determined that contingent contributions of $1.2 million and expense contributions of $0.3 million would be payable during the year ended December 31, 2021, with an additional $0.4 million of contingent contributions deferred from the year ended December 31, 2020 paid during the year ended December 31, 2021. In January 2022, the funding level of the scheme has been tested against the expected position at December 31, 2021 and it has been determined that further contingent contributions of $1.2 million and expense contributions of $0.4 million will be payable during the year ending December 31, 2022.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

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

Our valuation methodologies used for pension assets measured at fair value are as follows. There have been no changes in the methodologies used at December 31, 2021 and December 31, 2020.

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

As of December 31, 2021 and December 31, 2020, the diversified fund was redeemable at NAV as of the measurement dates and, therefore, classified as Level 2.

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

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

The following table sets forth the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	December 31, 2021	December 31, 2020
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$127.8	$110.4
Interest cost	1.6	2.2
Prior service cost	—	—
Actuarial (gain) loss	(9.8)	14.5
Benefits paid	(3.5)	(4.1)
Foreign currency translation adjustments	(1.4)	4.8
Benefit obligation at end of period	$114.7	$127.8
Change in plan assets:
Fair value of plan assets at beginning of period	$118.7	$107.3
Actual gain on plan assets	2.5	9.8
Employer contributions	1.5	1.6
Benefits paid	(3.5)	(4.1)
Foreign currency translation adjustments	(1.5)	4.1
Fair value of assets at end of period	$117.7	$118.7
Amount recognized in the consolidated balance sheets:
Overfunded (Unfunded) status (non-current)	$3.0	$(9.1)
Net amount recognized	$3.0	$(9.1)

The following table presents the components of our net periodic pension (benefit) cost:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in millions)
Components of net periodic pension (benefit) cost:
Interest cost	$1.6	$2.2	$2.7
Expected return on plan assets	(2.7)	(3.1)	(3.5)
Amortization of net loss	0.9	0.6	0.3
Net periodic (benefit) cost	$(0.2)	$(0.3)	$(0.5)

The accumulated benefit obligation for all defined benefit pension plans was $114.7 million and $127.8 million as of December 31, 2021 and December 31, 2020, respectively. The overfunded (underfunded) status of our defined benefit pension plans recorded as an asset (liability) in our consolidated balance sheets as of December 31, 2021 and December 31, 2020 was $3.0 million and $(9.1) million, respectively.

The estimated net loss, net transition asset (obligation) and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $0.5 million, $nil and $nil, respectively.

The fair value of the plan assets at December 31, 2021 by asset category is presented below:

	Level 1	Level 2	Level 3	Total
	(in millions)
Diversified fund	$—	$79.1	$—	$79.1
Buy-in contract	—	—	38.1	38.1
Cash and other current assets	0.5	—	—	0.5
Total	$0.5	$79.1	$38.1	$117.7

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

The fair value of the plan assets at December 31, 2020 by asset category is presented below:

	Level 1	Level 2	Level 3	Total
	(in millions)
Diversified fund	$—	$75.1	$—	$75.1
Buy-in contract	—	—	42.9	42.9
Cash	0.7	—	—	0.7
Total	$0.7	$75.1	$42.9	$118.7

The table below presents the weighted-average actuarial assumptions used to determine the benefit obligation and net periodic benefit cost for the Plan.

	December 31, 2021	December 31, 2020
Discount rate	2.00%	1.30%
Expected return on assets	3.00%	2.30%
RPI inflation	3.25%	2.90%
CPI inflation – pre 2030	2.25%	1.90%
CPI inflation – post 2030	3.05%	2.70%
Pension increases – pre-2006 service	3.15%	2.90%
Pension increases – post-2006 service	2.20%	2.10%
Pension increases – post 1988 GMP – pre 2030	2.10%	1.80%
Pension increases – post 1988 GMP – post 2030	2.60%	2.40%

The following benefit payments are expected to be paid:

(in millions)
2022	$3.1
2023	$3.1
2024	$3.1
2025	$3.4
2026	$3.6
2027 to 2031	$21.0

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

The Company’s chief decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and operating profit by reporting unit. This information is used for purposes of allocating resources and evaluating financial performance.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), total assets and total capital expenditures for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, right of use assets, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions. All acquisition and integration related transaction expenses are allocated as corporate function costs.

Segment Information

Year Ended December 31, 2021

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$58.8	$36.0	$22.8	$65.7	$—	$183.3
Product sales	22.6	—	—	3.0	—	25.6
Total revenue	81.4	36.0	22.8	68.7	—	208.9
Cost of sales, excluding depreciation and amortization:
Cost of service	(12.8)	(1.9)	(3.7)	(15.9)	—	(34.3)
Cost of product sales	(14.4)	—	—	(2.0)	—	(16.4)
Selling, general and administrative expenses	(28.1)	(7.1)	(6.1)	(35.1)	(20.8)	(97.2)
Stock-based compensation expense	(1.8)	(0.8)	(0.6)	(0.6)	(9.2)	(13.0)
Acquisition and integration related transaction expenses	—	—	—	—	(1.6)	(1.6)
Depreciation and amortization	(22.5)	(3.4)	(3.2)	(16.1)	(1.8)	(47.0)
Segment operating income (loss)	1.8	22.8	9.2	(1.0)	(33.4)	(0.6)

Net operating loss						$(0.6)

Total assets at December 31, 2021	$100.5	$61.6	$12.3	$85.7	$71.6	$331.7

Total goodwill at December 31, 2021	$1.4	$47.4	$0.4	$33.5	$—	$82.7
Total capital expenditures for the year ended December 31, 2021	$10.9	$3.3	$3.7	$8.9	$1.4	$28.2

Year Ended December 31, 2020

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$92.2	$32.4	$13.3	$40.8	$—	$178.7
Product sales	18.3	—	—	2.8	—	21.1
Total revenue	110.5	32.4	13.3	43.6	—	199.8
Cost of sales, excluding depreciation and amortization:
Cost of service	(15.7)	(2.9)	(1.9)	(9.6)	—	(30.1)
Cost of product sales	(12.4)	—	—	(2.0)	—	(14.4)
Selling, general and administrative expenses	(24.5)	(4.4)	(3.9)	(30.8)	(21.2)	(84.8)
Stock-based compensation expense	(0.8)	(0.4)	(0.3)	(0.1)	(3.2)	(4.8)
Acquisition and integration related transaction expenses	—	—	—	—	(7.0)	(7.0)
Depreciation and amortization	(27.6)	(3.7)	(2.3)	(16.9)	(1.8)	(52.3)
Segment operating income (loss)	29.5	21.0	4.9	(15.8)	(33.2)	6.4

Net operating income						$6.4

Total assets at December 31, 2020	$93.9	$64.4	$8.5	$87.0	$70.3	$324.1

Total goodwill at December 31, 2020	$1.4	$48.0	$0.4	$33.9	$—	$83.7
Total capital expenditures for the year ended December 31, 2020	$8.9	$4.8	$2.7	$8.7	$4.9	$30.0

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

Year Ended December 31, 2019

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$73.8	$33.4	$4.7	$22.6	$—	$134.5
Product sales	17.7	—	—	1.2	—	18.9
Total revenue	91.5	33.4	4.7	23.8	—	153.4
Cost of sales, excluding depreciation and amortization:
Cost of service	(18.1)	(2.6)	(0.7)	(4.0)	—	(25.4)
Cost of product sales	(12.0)	—	—	(0.9)	—	(12.9)
Selling, general and administrative expenses	(29.7)	(6.0)	(4.0)	(12.7)	(18.0)	(70.4)
Stock-based compensation expense	(1.0)	(0.6)	(0.2)	(0.1)	(7.1)	(9.0)
Acquisition and integration related transaction expenses	—	—	—	—	(6.7)	(6.7)
Depreciation and amortization	(30.4)	(2.6)	(2.9)	(3.8)	(2.3)	(42.0)
Segment operating income (loss)	0.3	21.6	(3.1)	2.3	(34.1)	(13.0)

Net operating loss						$(13.0)

Total capital expenditures for the year ended December 31, 2019	$14.0	$4.5	$1.4	$2.7	$2.6	$25.2

Geographic Information

Geographic information for revenue is set forth below:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in millions)
Total revenue
UK	$149.1	$152.3	$103.7
Greece	18.6	17.0	20.7
Rest of world	41.2	30.5	29.0
Total	$208.9	$199.8	$153.4

Geographic information of our non-current assets excluding goodwill is set forth below:

	December 31, 2021	December 31, 2020
	(in millions)
UK	$90.0	$101.8
Greece	11.6	18.2
Rest of world	21.0	11.4
Total	$122.6	$131.4

Software development costs are included as attributable to the market in which they are utilized.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

27.	Customer Concentration

During the year ended December 31, 2021, no customers represented at least 10% of revenues. During the year ended December 31, 2020, one customer represented at least 10% of revenues, accounting for 22% of the Company’s revenues. This customer was served by the Gaming, Virtual Sports and Interactive segments. During the year ended December 31, 2019, two customers represented at least 10% of revenues, accounting for 14% and 13% of the Company’s revenues. The first customer was served by the Gaming, Virtual Sports and Interactive segments, the second customer was served by the Gaming and the Virtual Sports segments.

At December 31, 2021 and 2020, there were no customers that represented at least 10% of the Company’s accounts receivable.

28.	Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

In January 2022, the Company sold its Italian VLT business, including all terminal and other assets, staff costs and facilities and contracts for total proceeds of €1.2 million ($1.4 million), recognizing a profit on disposal of €0.8 million ($0.9 million). The Company continues to serve these Italian markets in the form of the provision of platform and games.

Part iv

Item 16. Form 10-K Summary.

None.

Exhibits

(c)	Exhibits.

Exhibit Number	Description
2.1	Share Sale Agreement, dated July 13, 2016, by and among Hydra Industries Acquisition Corp., the Vendors, Target Parent, DMWSL 632 Limited and Gaming Acquisitions Limited (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 19, 2016).

2.2	Completion Arrangements Agreement, dated December 23, 2016, between Hydra Industries Acquisition Corp. and the Vendors listed in schedule 1 to the Share Sale Agreement (incorporated herein by reference to Exhibit 10.18 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

2.3	Share Purchase Agreement, dated as of June 11, 2019, by and between Inspired Gaming (UK) Limited and Novomatic UK Ltd. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K of the Company, filed with the SEC on June 11, 2019).

3.1(a)	Second Amended and Restated Certificate of Incorporation of Inspired Entertainment, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

3.1(b)	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated August 13, 2020 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K of the Company, filed with the SEC on August 14, 2020).

3.2	Amended and Restated Bylaws of Inspired Entertainment, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K Company, filed with the SEC on November 11, 2019).

4.1	Registration Rights Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and certain security holders (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014).

4.2	Warrant Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.6 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014).

4.3	Registration Rights Agreement, dated December 23, 2016, by and among Hydra Industries Acquisition Corp. and the Vendors (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

4.4*	Description of Securities.

4.5

Indenture, dated as of May 20, 2021, among Inspired Entertainment (Financing) PLC, as issuer, the Company, as a guarantor, the subsidiaries of the Company named therein, as additional guarantors, GLAS Trustees Limited, as trustee, GLAS Trust Corporation Limited as security agent and GLAS Trust Company LLC as paying agent, transfer agent and registrar (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed with the SEC on May 20, 2021).

4.6	Form of 7.875% Senior Secured Notes due 2026 (included in Exhibit 4.5).

10.1	Super Senior Revolving Credit Facilities Agreement, dated as of May 20, 2021, among the Company, Gaming Acquisition Limited, Inspired Entertainment (Financing) PLC and Inspired Gaming (UK) Limited as original borrowers, the subsidiaries of the Company named therein as original guarantors, Global Loan Agency Services Limited as agent, GLAS Trust Corporation Limited as security agent and Barclays Bank plc and Macquarie Corporate Holdings Pty Limited (UK Branch) as arrangers and original lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on May 20, 2021).

Exhibit Number	Description
10.2	Form of Director and Officer Indemnity Agreement (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

10.3	Stockholders Agreement, dated December 23, 2016, by and among the Company, Hydra Industries Sponsor LLC, Macquarie Sponsor and the Vendors (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

10.4#	Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 4, 2017).

10.5#	Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017).

10.6#	Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 10, 2018).

10.7#*	Inspired Entertainment, Inc. 2021 Omnibus Incentive Plan.

10.8#	Forms of Grant Agreements for fiscal year 2019 under the Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan (Time-Based Form of Agreement and Performance-Based Form of Agreement) (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 10, 2019).

10.9#	Inspired Entertainment, Inc. 2021 Short-Term Incentive Bonus Plan. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on August 12, 2021)

10.10#	Employment Agreement, dated as of October 9, 2020, by and between the Company and A. Lorne Weil (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2020).

10.11#	Letter Agreement, dated March 27, 2020, between the Company and A. Lorne Weil (incorporated by reference herein to Exhibit 10.14 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020).

10.12#	Letter, dated April 21, 2021, from the Company to A. Lorne Weil (incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 14, 2021).

Exhibit Number	Description
10.13#	Addendum, effective June 21, 2021, to the Employment Agreement dated October, 9, 2020 by and between the Company and A. Lorne Weil (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the Company on June 24, 2021).

10.14#	Employment Agreement, dated February 17, 2020, between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020).

10.15#	Letter Agreement, dated March 28, 2020, between Inspired Entertainment, Inc. and Brooks H Pierce (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020).

10.16#	Letter Agreement, dated July 21, 2021, by and between the Company and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 23, 2021).

10.17#	Employment Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

10.18#	Amendment, dated December 22, 2017, to the Employee Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers (incorporated herein by reference to Exhibit 10.13 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017).

10.19#	Amendment effective January 31, 2020, to the Employment Agreement dated December 14, 2016 (as amended) by and between the Company and Daniel B. Silvers (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company, filed with the SEC on February 6, 2020).

10.20#	Letter Agreement, dated March 28, 2020, between the Company and Daniel B. Silvers (incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020).

10.21#	Employment Agreement, dated August 3, 2021, by and between IG UK and Stewart F.B. Baker (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on August 5, 2021).

10.22#	Letter Agreement, dated March 30, 2020, between the Company. and Stewart Baker (incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020).

10.23#	Employment Agreement, dated August 3, 2021, by and between IG UK and Carys Damon (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on August 5, 2021).

Exhibit Number	Description

10.24#

Letter Agreement, dated March 30, 2020, between Inspired Entertainment, Inc. and Carys Damon (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020).

10.25#	Inspired Entertainment, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company, filed with the SEC on July 14, 2017).

10.26#

Non-Employee Director Compensation Policy (updated effective January 1, 2019) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on February 11, 2019).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer.

32.2**	Section 906 Certification of Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

#	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: March 31, 2022	By:	/s/ A. Lorne Weil
A. Lorne Weil
Executive Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2022	/s/ A. Lorne Weil
A. Lorne Weil, Executive Chairman

Date: March 31, 2022	/s/ Andrew C. Stone
Andrew C. Stone,
Interim Principal Financial and Accounting Officer

Date: March 31, 2022	/s/ Michael R. Chambrello
Michael R. Chambrello, Director

Date: March 31, 2022	/s/ Ira H. Raphaelson
Ira H. Raphaelson, Director

Date: March 31, 2022	/s/ Desirée G. Rogers
Desirée G. Rogers, Director

Date: March 31, 2022	/s/ Steven M. Saferin
Steven M. Saferin, Director

Date: March 31, 2022	/s/ Katja Tautscher
Katja Tautscher, Director

Date: March 31, 2022	/s/ John M. Vandemore
John M. Vandemore, Director

