Form 10-Q
period 2022-03-31
Inspired Entertainment, Inc.
filed 2022-05-10
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, there were 26,891,266 shares of the Company’s common stock issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and other information set forth in this report, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, may relate to future events and expectations, and as such constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Our forward-looking statements include, but are not limited to, statements regarding our business strategy, plans and objectives and our expected or contemplated future operations, results, financial condition, beliefs and intentions. In addition, any statements that refer to projections, forecasts or other characterizations or predictions of future events or circumstances, including any underlying assumptions on which such statements are expressly or implicitly based, are forward-looking statements. The words “anticipate”, “believe”, “continue”, “can”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “scheduled”, “seek”, “should”, “would” and similar expressions, among others, and negatives expressions including such words, may identify forward-looking statements.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$40.8	$47.8
Accounts receivable, net	33.0	31.7
Inventory, net	28.9	16.9
Prepaid expenses and other current assets	28.6	29.7
Corporate tax and other current taxes receivable	0.6	0.3
Total current assets	131.9	126.4

Property and equipment, net	48.5	50.9
Software development costs, net	36.1	35.6
Other acquired intangible assets subject to amortization, net	17.2	18.9
Goodwill	80.7	82.7
Operating lease right of use asset	9.3	10.1
Other assets	8.5	7.1
Total assets	$332.2	$331.7

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$24.3	$20.8
Accrued expenses	38.1	32.6
Corporate tax and other current taxes payable	5.3	12.3
Deferred revenue, current	7.2	7.7
Operating lease liabilities	3.0	3.3
Other current liabilities	4.0	3.9
Current portion of finance lease liabilities	0.8	0.9
Total current liabilities	82.7	81.5

Long-term debt	302.2	309.0
Finance lease liabilities, net of current portion	1.9	1.9
Deferred revenue, net of current portion	6.4	6.8
Operating lease liabilities	6.9	7.4
Other long-term liabilities	2.6	3.1
Total liabilities	402.7	409.7

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 26,880,622 shares and 26,433,562 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital	375.0	372.3
Accumulated other comprehensive income	47.1	43.8
Accumulated deficit	(492.6)	(494.1)
Total stockholders’ deficit	(70.5)	(78.0)
Total liabilities and stockholders’ deficit	$332.2	$331.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Service	$57.0	$17.1
Product sales	3.6	5.7
Total revenue	60.6	22.8

Cost of sales, excluding depreciation and amortization:
Cost of service	(11.8)	(2.1)
Cost of product sales	(2.1)	(3.2)
Selling, general and administrative expenses	(29.6)	(15.2)
Acquisition and integration related transaction expenses	(0.1)	(1.4)
Depreciation and amortization	(10.1)	(13.1)
Net operating income (loss)	6.9	(12.2)

Other expense
Interest expense, net	(6.5)	(8.6)
Change in fair value of warrant liability	—	(3.0)
Gain on disposal of business	0.9	—
Other finance income (expense)	0.3	6.4

Total other expense, net	(5.3)	(5.2)

Net income (loss) before income taxes	1.6	(17.4)
Income tax (expense) benefit	(0.1)	0.7
Net income (loss)	1.5	(16.7)

Other comprehensive income:
Foreign currency translation gain (loss)	2.4	(1.1)
Change in fair value of hedging instrument	—	0.6
Reclassification of loss on hedging instrument to comprehensive income	0.2	0.5
Actuarial gains on pension plan	0.7	4.6
Other comprehensive income	3.3	4.6

Comprehensive income (loss)	$4.8	$(12.1)

Net income (loss) per common share – basic	$0.06	$(0.74)
Net income (loss) per common share - diluted	$0.05	(0.74)

Weighted average number of shares outstanding during the period – basic	26,850,326	22,584,609
Weighted average number of shares outstanding during the period – diluted	29,294,973	22,584,609
Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(2.8)	$(1.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2022

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of December 31, 2021	26,433,562	—	372.3	43.8	(494.1)	(78.0)
Foreign currency translation adjustments	—	—	—	2.4	—	2.4
Actuarial gains on pension plan	—	—	—	0.7	—	0.7
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.2	—	0.2
Shares issued in settlement of RSUs	447,060	—	—	—	—	—
Stock-based compensation expense	—	—	2.7	—	—	2.7
Net income	—	—	—	—	1.5	1.5
Balance as of March 31, 2022	26,880,622	$—	$375.0	$47.1	$(492.6)	$(70.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2021

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of December 31, 2020	22,430,475	—	324.6	31.1	(457.4)	(101.7)
Foreign currency translation adjustments	—	—	—	(1.1)	—	(1.1)
Actuarial gains on pension plan	—	—	—	4.6	—	4.6
Change in fair value of hedging instrument	—	—	—	0.6	—	0.6
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.5	—	0.5
Shares issued in settlement of RSUs	163,732	—	—	—	—	—
Stock-based compensation expense	—	—	1.4	—	—	1.4
Net loss	—	—	—	—	(16.7)	(16.7)
Balance as of March 31, 2021	22,594,207	$—	$326.0	$35.7	$(474.1)	$(112.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$1.5	$(16.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10.1	13.1
Amortization of right of use asset	0.7	0.6
Stock-based compensation expense	2.8	1.4
Unrealized transactional currency gain/loss on senior bank debt	—	(6.1)
Change in fair value of warrant liability	—	3.0
Reclassification of loss on hedging instrument to comprehensive income	0.2	0.2
Non-cash interest expense relating to senior debt	0.4	1.3
Changes in assets and liabilities:
Accounts receivable	(2.1)	6.7
Inventory	(11.9)	0.7
Prepaid expenses and other assets	0.9	4.3
Corporate tax and other current taxes payable	(7.2)	(8.6)
Accounts payable	4.3	3.0
Deferred revenues and customer prepayment	(0.3)	(4.5)
Accrued expenses	7.1	0.4
Operating lease liabilities	(0.7)	(0.7)
Other long-term liabilities	(0.7)	0.1
Net cash provided by (used in) operating activities	5.1	(2.0)

Cash flows from investing activities:
Purchases of property and equipment	(5.2)	(2.0)
Acquisition of subsidiary company assets	(0.6)	—
Purchases of capital software	(5.1)	(2.8)
Net cash used in investing activities	(10.9)	(4.8)

Cash flows from financing activities:
Repayments of finance leases	(0.1)	(0.2)
Net cash used in financing activities	(0.1)	(0.2)

Effect of exchange rate changes on cash	(1.1)	1.1
Net decrease in cash	(7.0)	(5.9)
Cash, beginning of period	47.8	47.1
Cash, end of period	$40.8	$41.2

Supplemental cash flow disclosures
Cash paid during the period for interest	$0.2	$6.8
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for operating leases	$0.9	$0.3

Supplemental disclosure of noncash investing and financing activities
Property and equipment acquired through finance lease	$—	$1.3
Property and equipment transferred to inventory	$0.6	$—

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

Management Liquidity Plans

As of March 31, 2022, the Company’s cash on hand was $40.8 million, and the Company had working capital of $49.2 million. The Company recorded net income of $1.5 million and net losses of $16.7 million for the three months ended March 31, 2022 and 2021, respectively. Net income/losses include non-cash stock-based compensation of $2.8 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively, and non-cash changes in fair value of warrant liability of $3.0 million for the three months ended March 31, 2021. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $5.1 million and cash flows used in operations amounted to $2.0 million for the three months ended March 31, 2022 and 2021, respectively with the change year on year due to land based operations being subject to full lockdown restrictions for the three months ended March 31, 2021. Working capital of $49.2 million includes a non-cash settled item of $7.2 million of deferred income. Management currently believes that, absent any unanticipated COVID-19 impact (see below), the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through May 2023.

There have been no COVID-19 restrictions in the United Kingdom since July 2021, however, there remains an element of social distancing in venues in Greece and in Italy. It remains uncertain as to whether and when further restrictions or closures could happen in each jurisdiction and how long they may last. We continue to protect our existing available liquidity by pro-actively managing capital expenditures and working capital as well as identifying both immediate and longer-term opportunities for cost savings.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020. The financial information as of December 31, 2021 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

2. Acquisitions and Disposals

In January 2022, the Company sold its Italian VLT business, including all terminal and other assets, staff costs and facilities and contracts to a non-connected party for total proceeds of €1.1 million ($1.2 million), recognizing a profit on disposal of €0.8 million ($0.9 million). The Company continues to serve these Italian markets in the form of the provision of platform and games.

On December 31, 2021, the Company acquired 100% of the membership interests of Sportech Lotteries, LLC. As part of the transaction, the Company recorded the acquisition of a customer contract as an intangible asset in the amount of $12.3 million. During the three months ended March 31, 2022, as a result of revisions made to management’s preliminary assessments, the Company has recognized an additional $0.9 million long-term receivable related to Sportech Lotteries, LLC, and has reduced the value of the customer contract intangible asset accordingly.

3. Inventory

	March 31, 2022	December 31, 2021
	(in millions)
Component parts	$16.2	$10.8
Work in progress	2.2	1.6
Finished goods	10.5	4.5
Total inventories	$28.9	$16.9

Component parts include parts for gaming terminals. Included in inventory are reserves for excess and slow-moving inventory of $2.2 million and $2.0 million as of March 31, 2022 and December 31, 2021, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

4. Contract Liabilities and Other Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At March 31, 2022	$38.6	$17.4	$(13.6)	$(4.0)
At December 31, 2021	$36.2	$17.4	$(14.5)	$(3.9)
At December 31, 2020	$30.4	$8.2	$(22.9)	$(1.6)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $2.8 million and $10.9 million for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively.

5. Derivatives and Hedging Activities

In connection with the Company’s prior debt facilities, on January 15, 2020, the Company entered into two interest rate swaps with UBS AG that were designed to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows on a portion of the previous floating rate debt facilities. The swaps fixed the variable interest rate of the debt facilities and provided protection over potential interest rate increases by providing a fixed rate of interest payment in return. The interest rate swaps were for £95 million ($125.0 million) at a fixed rate of 0.9255% based on the 6-month LIBOR rate and for €60 million ($66.7 million) at a fixed rate of 0.102% based on the 6-month EURIBOR rate.

In connection with the issuance of Senior Secured Notes and the entry into an RCF Agreement, on May 19, 2021, the Company terminated its two interest rate swaps. The termination fees were settled on May 20, 2021, for £1.3 million ($1.9 million) and €0.1 million ($0.2 million), respectively.

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

The Company did not have any derivatives as of March 31, 2022 or as of December 31, 2021. Losses reclassified from accumulated other comprehensive income into interest expense in the consolidated statements of operations and income for the three months ended March 31, 2022 amounted to $0.2 million.

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

		March 31,	December 31,
	Level	2022	2021
		(in millions)
Long term receivable (included in other assets)	2	$4.3	$3.5

The fair value of our long-term senior debt as of March 31, 2022, was $311.9 million, based upon quoted prices in the marketplace, which are considered Level 2 inputs.

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

At March 31, 2022 and December 31, 2021, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

7. Stock-Based Compensation

A summary of the Company’s RSU activity during the three months ended March 31, 2022 is as follows:

Number of Shares

Unvested Outstanding at January 1, 2022	2,039,254
Granted	500,170
Forfeited	(1,572)
Vested	(23,225)
Unvested Outstanding at March 31, 2022	2,514,627

The Company issued a total of 447,060 shares during the three months ended March 31, 2022 which included an aggregate of 442,817 shares issued in connection with the net settlement of RSUs that vested on December 31, 2021.

8. Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2022	(71.5)	1.0	26.7	(43.8)
Change during the period	(2.4)	(0.2)	(0.7)	(3.3)
Balance at March 31, 2022	$(73.9)	$0.8	$26.0	$(47.1)

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2021	(71.1)	2.8	37.2	(31.1)
Change during the period	1.1	(1.1)	(4.6)	(4.6)
Balance at March 31, 2021	$(70.0)	$1.7	$32.6	$(35.7)

Included within accumulated other comprehensive income is an amount of $0.8 million relating to the change in fair value of discontinued hedging instruments. This amount will be amortized as a charge to income over the life of the original instruments, in accordance with US GAAP.

9. Net Earnings per Share

Basic income/loss per share (“EPS”) is computed by dividing net income/loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period, including stock options, restricted stock, RSUs and warrants, using the treasury stock method, and convertible debt or convertible preferred stock, using the if-converted method, unless the inclusion would be anti-dilutive.

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
RSUs	695,372	3,564,814
Unvested Restricted Stock	—	624,116
Stock Warrants	—	9,539,565
	695,372	13,728,495

10. Other Finance Income (Expense)

Other finance income (expense) consisted of the following:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Pension interest cost	$(0.6)	$(0.4)
Expected return on pension plan assets	0.9	0.7
Foreign currency translation on senior bank debt	—	6.1
	$0.3	$6.4

11. Income Taxes

The effective income tax rate for the three months ended March 31, 2022 and 2021 was 5.5% and 4.0%, respectively, resulting in a $0.1 million income tax expense and a $0.7 million income tax benefit, respectively. The Company’s effective income tax rate has fluctuated primarily as a result of the income mix between jurisdictions.

The income tax expense for the three months ended March 31, 2022 and 2021 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in tax attributes in jurisdictions where realization of benefits is not expected to occur.

12. Related Parties

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”), (an arranger and lending party under our RCF Agreement) is an affiliate of MIHI LLC, which beneficially owned approximately 11.25% of our common stock as of March 31, 2022. Macquarie UK was also one of the lending parties with respect to our prior financing. Macquarie UK did not hold any of the Company’s aggregate senior debt at March 31, 2022 or December 31, 2021. Interest expense payable to Macquarie UK for the three months ended March 31, 2022 and 2021 amounted to $0.0 million and $0.6 million, respectively. MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

On December 31, 2021, the Company entered into a consultancy agreement with Richard Weil, the brother of A. Lorne Weil, our Executive Chairman, under which he received a success fee in the amount of $0.1 million for services he provided in connection with our acquisition of Sportech Lotteries, LLC. The success fee was paid during the three months ended March 31, 2022. Under the agreement, he will provide consulting services relating to the lottery in the Dominican Republic for a period of twelve months at a rate of $10,000 per month.

13. Leases

The Company is party to leases with third parties with respect to various gaming machines. Gaming machine leases typically include a lease (of the machine) and a non-lease (provision of software services) component.

The components of lease income were as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating lease income	$1.6	$—
Total	$1.6	$—

14. Commitments and Contingencies

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

In January 2022, the funding level of the scheme was tested against the expected position at December 31, 2021 and it was determined that further contingent contributions of $1.1 million and expense contributions of $0.3 million will be payable during the year ending December 31, 2022.

The funding level of the scheme will next be tested against the expected position at December 31, 2022 to determine whether further contingent contributions are payable during the year ending December 31, 2023.

The total amount of employer contributions paid during the three months ended March 31, 2022 amounted to $0.1 million.

The following table presents the components of our net periodic pension benefit cost:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Components of net periodic pension benefit cost:
Interest cost	$0.6	$0.4
Expected return on plan assets	(0.9)	(0.7)
Net periodic (benefit) cost	$(0.3)	$(0.3)

The following table sets forth the estimate of the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	March 31, 2022	December 31, 2021
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$114.7	$127.8
Interest cost	0.6	1.6
Actuarial gain	(10.3)	(9.8)
Benefits paid	(0.5)	(3.5)
Foreign currency translation adjustments	(2.7)	(1.4)
Benefit obligation at end of period	$101.8	$114.7
Change in plan assets:
Fair value of plan assets at beginning of period	$117.7	$118.7
Actual (loss) gain on plan assets	(8.9)	2.5
Employer contributions	0.1	1.5
Benefits paid	(0.5)	(3.5)
Foreign currency translation adjustments	(2.7)	(1.5)
Fair value of assets at end of period	$105.7	$117.7
Amount recognized in the consolidated balance sheets:
Overfunded status (non-current)	$3.9	$3.0
Net amount recognized	$3.9	$3.0

16. Segment Reporting and Geographic Information

The Company operates its business along four operating segments, which are segregated on the basis of revenue stream: Gaming, Virtual Sports, Interactive and Leisure. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), total assets and total capital expenditures for the periods ended March 31, 2022 and March 31, 2021, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, right of use assets, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions.

Segment Information

Three Months Ended March 31, 2022

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$21.1	$11.6	$5.3	$19.0	$—	$57.0
Product sales	3.0	—	—	0.6	—	3.6
Total revenue	24.1	11.6	5.3	19.6	—	60.6
Cost of sales, excluding depreciation and amortization:
Cost of service	(4.7)	(0.6)	(1.0)	(5.5)	—	(11.8)
Cost of product sales	(1.8)	—	—	(0.3)	—	(2.1)
Selling, general and administrative expenses	(6.8)	(1.6)	(1.4)	(11.3)	(5.7)	(26.8)
Stock-based compensation expense	(0.3)	(0.1)	(0.1)	(0.2)	(2.1)	(2.8)
Acquisition and integration related transaction expenses	(0.1)	—	—	—	—	(0.1)
Depreciation and amortization	(4.6)	(0.6)	(0.7)	(3.7)	(0.5)	(10.1)
Segment operating income (loss)	5.8	8.7	2.1	(1.4)	(8.3)	6.9

Net operating income						$6.9

Total capital expenditures for the three months ended March 31, 2022	$3.4	$0.9	$1.2	$4.0	$1.2	$10.7

Three Months Ended March 31, 2021

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$5.6	$6.3	$5.2	$—	$—	$17.1
Product sales	5.2	—	—	0.5	—	5.7
Total revenue	10.8	6.3	5.2	0.5	—	22.8
Cost of sales, excluding depreciation and amortization:
Cost of service	(0.6)	(0.3)	(0.8)	(0.4)	—	(2.1)
Cost of product sales	(2.9)	—	—	(0.3)	—	(3.2)
Selling, general and administrative expenses	(4.1)	(1.1)	(1.0)	(3.2)	(4.4)	(13.8)
Stock-based compensation expense	(0.2)	(0.1)	(0.1)	(0.1)	(0.9)	(1.4)
Acquisition and integration related transaction expenses	—	—	—	—	(1.4)	(1.4)
Depreciation and amortization	(6.6)	(1.1)	(0.7)	(4.2)	(0.5)	(13.1)
Segment operating income (loss)	(3.6)	3.7	2.6	(7.7)	(7.2)	(12.2)

Net operating loss						$(12.2)

Total capital expenditures for the three months ended March 31, 2021	$1.2	$0.8	$0.9	$3.1	$0.2	$6.2

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Total revenue
UK	$45.6	$10.9
Greece	5.7	2.3
Rest of world	9.3	9.6
Total	$60.6	$22.8

Geographic information of our non-current assets excluding goodwill is set forth below:

	March 31, 2022	December 31, 2021
	(in millions)
UK	$89.0	$90.0
Greece	10.9	11.6
Rest of world	19.7	21.0
Total	$119.6	$122.6

Software development costs are included as attributable to the market in which they are utilized.

17. Customer Concentration

During the three months ended March 31, 2022, there was one customer that represented at least 10% of the Company’s revenues, accounting for 12% of the Company’s revenues. This customer was served by the Virtual Sports and Interactive segments. During the three months ended March 31, 2021, there were two customers that represented at least 10% of the Company’s revenues, accounting for 16% and 14% of the Company’s revenues. These customers were served by the Gaming, Virtual Sports and Interactive segments, and the Virtual Sports and Interactive segments, respectively.

At March 31, 2022 and December 31, 2021, there were no customers that represented at least 10% of accounts receivable.

18. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

The Board has authorized that the Company may use up to $25.0 million to repurchase Inspired common shares, subject to repurchases being effected on or before May 10, 2025. Management has discretion as to whether to repurchase shares of the Company and there is no assurance that buybacks will occur.

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

Forward-Looking Statements

We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For definitions of the term Forward-Looking Statements, see the definitions provided in the Cautionary Note Regarding Forward-Looking Statements at the start of this Quarterly Report on Form 10-Q for the period ended March 31, 2022.

Seasonality

Our results of operations can fluctuate due to seasonal trends and other factors. Sales of our gaming machines can vary quarter on quarter due to both supply and demand factors. Player activity for our Holiday parks is generally higher in the second and third quarters of the year, particularly during the summer months and slower during the first and fourth quarters of the year. Historical seasonality has been impacted by COVID-19 business disruptions and could continue to be impacted in future periods.

COVID-19 Update

For the three months ended March 31, 2021, all land based operations were subject to full lockdown restrictions, therefore year on year comparisons may not be meaningful due to the COVID-19 impacts.

There have been no COVID-19 restrictions in the United Kingdom since July 2021, however, there remains an element of social distancing in venues in Greece and in Italy. It remains uncertain as to whether and when further restrictions or closures could happen in each jurisdiction and how long they may last. We continue to protect our existing available liquidity by pro-actively managing capital expenditures and working capital as well as identifying both immediate and longer-term opportunities for cost savings.

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

For the three months ended March 31, 2022, we derived approximately 75% of our revenue from the UK, 10% from Greece and the remaining 15% across the rest of the world. During the three months ended March 31, 2021, we derived approximately 48%, 10% and 42% of our revenue from those regions, respectively.

As of March 31, 2022, our non-current assets (excluding goodwill) were attributable as follows: 74% to the UK, 9% to Greece and 17% across the rest of the world.

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

During the three months ended March 31, 2022, we derived approximately 25% of our revenue from sales to customers outside the UK, compared to 52% during the three months ended March 31, 2021.

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

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the three-month periods ended March 31, 2022 and March 31, 2021, the average GBP:USD rates were 1.34 and 1.38, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three-month period ended March 31, 2022, compared to the same period in 2021;

●	a discussion and analysis of the results of operations for each of the Company’s segments (Gaming, Virtual Sports, Interactive and Leisure) for the three-month period ended March 31, 2022, compared to the same period in 2021, including KPI analysis.

In the discussion and analysis below, certain data may vary from the amounts presented in our consolidated financial statements due to rounding. Year-on-year comparisons may not be meaningful due to COVID-19 impacts in prior period, as noted above.

For all reported variances, refer to the overall company and segment tables shown below. All variances discussed in the overall company and segment results are on a functional currency (at constant rate) basis, which excludes the impact of any changes in foreign currency exchange rates.

Overall Company Results

Three Months ended March 31, 2022, compared to Three Months ended March 31, 2021

	For the Three-Month		Variance
	Period ended		2022 vs 2021
(In millions)	March 31, 2022	March 31, 2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$57.0	$17.1	$(1.6)	$41.5	241.9%	233.0%
Product	3.6	5.7	(0.1)	(2.0)	(35.0)%	(37.2)%
Total revenue	60.6	22.8	(1.7)	39.5	173.0%	165.5%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(11.8)	(2.1)	0.3	(10.0)	479.8%	463.3%
Cost of Product	(2.1)	(3.2)	0.1	1.1	(32.8)%	(35.0)%
Selling, general and administrative expenses	(26.8)	(13.8)	0.7	(13.7)	99.1%	93.8%
Stock-based compensation	(2.8)	(1.4)	0.0	(1.4)	99.7%	96.3%
Acquisition and integration related transaction expenses	(0.1)	(1.4)	0.0	1.2	(87.2)%	(89.5)%
Depreciation and amortization	(10.1)	(13.1)	0.3	2.7	(20.3)%	(22.6)%
Net operating Income (Loss)	6.9	(12.2)	(0.2)	19.2	(158.6)%	(156.4)%
Other income (expense)
Interest expense, net	(6.5)	(8.6)	0.1	2.0	(22.6%)	(24.4)%
Change in fair value of warrant liability	-	(3.0)	3.0	-	(100.0%)	(100.0)%
Profit/Loss on disposal of trade & assets	0.9	-	(0.0)	0.9	N/A	N/A
Other finance income (expense)	0.3	6.4	(0.0)	(6.1)	(95.0)%	(95.2)%
Total other income (expense), net	(5.3)	(5.2)	3.1	(3.2)	3.7%	1.1%
Net Income (loss) from continuing operations before income taxes	1.6	(17.4)	2.9	16.1	(109.6)%	(109.0)%
Income tax expense	(0.1)	0.7	(0.0)	(0.8)	(113.2)%	(112.3)%

Net Income (Loss)	$1.5	$(16.7)	$2.9	$15.3	(109.4)%	(108.9)%

Exchange Rate - $ to £	1.34	1.38

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue

Consolidated Reported Revenue by Segment

“VAT-related revenue” are payments from UK customers related to our contractual revenue share of their value-added tax rebate

For the three months ended March 31, 2022, revenue on a functional currency (at constant rate) basis increased by $39.5 million, or 166%. Leisure revenue grew by $19.7 million due to COVID-19 related closures in prior year. Gaming revenue increased by $16.1 million, due to COVID-19 related closures and restrictions in 2021, partly offset by $2.2 million of additional VAT-related revenue during 2021. Virtual Sports and Interactive grew by $5.6 million and $0.2 million, respectively.

Cost of Sales, excluding depreciation and amortization

Cost of Sales, excluding depreciation and amortization, for the three months ended March 31, 2022 increased by $9.0 million, or 170%. Of this increase, $10.0 million was attributable to cost of Service due to COVID related closures in the prior period, partly offset by $1.1 million reduction of cost of Product.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2022 increased by $13.7 million, or 99.1%. The increase was driven primarily by the increase in staff cost of $12.9 million due to the return of furloughed staff and return of full pay for the current period, this was partly offset by higher labor capitalization of $1.8 million which increased for the same reasons.

Stock-based compensation

During the three months ended March 31, 2022, the Company recorded an expense of $2.8 million compared to a charge of $1.4 million for the three months ended March 31, 2021. All expenses related to outstanding awards.

Acquisition and integration related transaction expenses

Acquisition and integration related transaction expenses decreased by $1.2 million, to $0.1 million.

All expenses in the three months ended March 31, 2022 were integration costs in relation to the Sportech Lotteries LLC acquisition. All expenses in the previous year were integration costs in relation to the NTG acquisition.

Depreciation and amortization

Depreciation and amortization decreased for the three-month period by $2.7 million, $2.0 million due to a decrease in software amortization, as software was fully amortized and $0.7 million driven by a decrease in asset depreciation.

Net operating income/(loss)

During the three-month period, net operating income was $6.9 million, an increase of $19.2 million. This was attributable primarily to the increase in revenue driven by the COVID-19 closures and restrictions in 2021, as well as growth in online revenue.

Interest expense, net

Interest expense, net decreased by $2.0 million in the three-month period ended March 31, 2022. This decrease was due primarily to lower interest on term indebtedness and lower amortization of capitalised debt fees, $0.4 million and $0.6 million respectively. Currency movements were $0.9m favorable compared to the three months ended March 31, 2021 and interest receivable $0.2 million favorable.

Change in fair value of warrant liability

With the expiry of the warrants on December 23, 2021, the liability and the requirement to fair value ceased to exist. In the three months ended March 31, 2021, the change in fair value of the warrant liability resulted in a $3.0 million loss.

Gain on disposal of business

For the three-months ended March 31, 2022, gain on disposal of business was $0.9 million due to the sale of part of our Italian Gaming operations (see Gaming key events for more information).

Other finance income

Other finance income for the three-months ended March 31, 2022, was $0.3 million. This compares to $6.4 million in the three-months ended March 31, 2021, giving a year-on-year movement of $6.1 million relating solely to the retranslation of the principal balance of our senior debt facilities in place at that time.

Income tax expense

Our effective tax rate for the three months ended March 31, 2022, was (5.5%), compared to (4.0%) for the three months ended March 31, 2021.

Net Income/ (loss)

During the three-month period, we had a net income of $1.5 million, an increase of $15.3 million, primarily due to the increase in net operating income ($19.2 million) and a decrease in interest expense, net ($2.0 million), partially offset by the decrease in other finance income of $6.1 million.

Segment Results (for the three months ended March 31, 2022, compared to the three months ended March 31, 2021)

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

Gaming, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Mar 31,	Mar 31,	2022 vs 2021
	2022	2021		%
Gaming
End of period installed base (# of terminals)	34,501	31,508	2,993	9.5%
Total Gaming - Average installed base (# of terminals)	34,693	31,509	3,183	10.1%
Participation - Average installed base (# of terminals)	31,420	29,564	1,856	6.3%
Fixed Rental - Average installed base (# of terminals)	3,273	1,945	1,328	68.3%
Service Only - Average installed base (# of terminals)	17,915	21,738	(3,823)	(17.6)%
Customer Gross Win per unit per day (1) (2)	£86.7	£0.6	£86.2	15378.3%
Customer Net Win per unit per day (1) (2)	£63.2	£0.4	£62.7	14554.2%
Inspired Blended Participation Rate	5.6%	7.5%	(1.9)%	(25.3)%
Inspired Fixed Rental Revenue per Gaming Machine per week	£42.9	£0.0	£42.9	N/A
Inspired Service Rental Revenue per Gaming Machine per week	£4.6	£0.8	£3.9	510.6%
Gaming Long term license amortization (£’m)	£1.2	£1.3	£(0.1)	(7.5)%
Number of Machine sales	319	482	(163)	(33.8)%
Average selling price per terminal	£6,775	£6,944	£(169)	(2.4)%

(1)	Includes all SBG terminals in which the company takes a participation revenue share across all territories

(2)	Includes all days of the year, including the days during which the Gaming terminals were not operating due to COVID-19 closures.

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

	For the Three-Month Period ended		Variance
	March 31,	March 31,	2022 vs 2021
(In £ millions)	2022	2021		%
Gaming Recurring Revenue
Total Gaming Revenue	£18.0	£7.8	£10.1	129.2%

Gaming Participation Revenue	£11.9	£0.2	£11.8	7314.7%
Gaming Other Fixed Fee Recurring Revenue	£2.4	£0.3	£2.2	852.2%
Gaming Long-term license amortization	£1.3	£1.3	£0.0	0.3%
Total Gaming Recurring Revenue *	£15.7	£1.7	£14.0	816.2%
Gaming Recurring Revenue as a % of Total Gaming Revenue †	87.3%	21.8%	65.5%

Total Gaming excluding VAT-related revenue	£17.3	£5.5
Gaming Recurring Revenue as a % of Total Gaming Revenue (excluding VAT-related revenue)	90.9%	30.9%

*	Does not reflect VAT-related revenue.

†	Total Gaming Revenue for the three-month period ended March 31, 2022, includes the £0.7 million for VAT-related revenue, which is not reflected in Gaming Recurring Revenue for that period. Excluding VAT-related revenue, Gaming Recurring Revenue was 90.9% of Total Gaming Revenue for such period.

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

	For the Three-Month Period ended		Variance
(In millions)	March 31, 2022	March 31, 2021	2021 vs 2020		Total Functional Currency %

Service Revenue:
UK LBO	$10.2	$0.6	$9.6	1583.0%	1465.0%
UK VAT - Related Income	0.9	3.1	$(2.2)	(70.1)%	(69.1)%
UK Other	3.0	0.1	2.9	4243.3%	5751.4%
Italy	0.7	0.1	0.6	709.2%	731.0%
Greece	4.8	1.7	3.1	181.5%	189.1%
Rest of the World	0.2	0.0	0.2	672.6%	681.6%
Lotteries	1.3	-	1.3	NA	NA

Total Service revenue	$21.1	$5.6	$15.5	275.4%	283.6%

Exchange Rate - $ to £	1.34	1.37

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming, key events

Total Gaming Customer Gross Win per unit per day (in our functional currency, GBP) for the period increased by £86.15 to £86.71. Despite a strong first quarter of trading, the majority of the increase is driven by retail venues being closed in the same period during 2021 as a result of COVID-19 restrictions, another factor being our first quarter recognizing the newly acquired lottery business in the Dominican Republic, which achieves Gross Win per unit per day figures above the average of the remaining Gaming sector.

The overall participation rate for our installed base decreased from 7.5% in 2021 to 5.6% in 2022. The 2021 figure was higher than normal due to COVID-19 restrictions with just a small portion of UK customers live on higher than average terms. For reference our full year rate was 6.4%. Approximately a decrease of 0.5% is due to the new lottery business, which delivers high gross win values at lower participation terms than the average of the remaining Gaming sector.

The lottery business operates more than 2,500 terminals in various locations and has an agreement for the supply of these terminals until March 9, 2035. The first quarter of trading delivered $1.3 million of participation revenue.

During the period ended March 31, 2022, Inspired received VAT-related revenue of $0.9 million from a major UK customer. During the same period in 2021, Inspired received VAT-related revenue of $3.1 million from a major UK customer.

During the period, Inspired upgraded its UK gaming estate with the installation of 104 “Flex” and 152 “Prismatic” terminals through a combination of outright sales and lease agreements.

In the Dutch gaming market, Inspired continued its strong relationship with a major customer, delivering outright sales of a further 60 digital terminals.

In the UK market, Inspired installed the a further 55 “Sabre Hydra” terminals into casino venues taking the total installed to 75 of a 203 machine order with a major customer. The remaining terminals will be sited in the second quarter 2022.

In the North America market, Inspired sold a further 36 “Valor” terminals across a number of customers in Illinois taking the total since launch in December 2019 to 764.

During the period, Inspired secured its second machine order from Western Canada Lottery Corporation (WCLC), our second jurisdiction in North America. Inspired expect to deliver a further 700 “Valor” terminals in the fourth quarter 2022.

During the period, we delivered the final 308 “Valor” terminals of a total 500 terminal award to OPAP in the Greek market. These machines carry an upfront licence fee. The terminals will be fully deployed by the end of second quarter 2022 and will take Inspired’s total contracted number of machines to 9,440.

In the Italian market, from January 1, 2022, Inspired has transitioned to a content and platform supplier only model, driving significant operating expense savings. Inspired sold a large portion of its business to a major machine operator, including customer contracts and “in country” staff.

Gaming, Results of Operations

	For the Three-Month Period ended		Variance 2022 vs 2021
(In millions)	March 31, 2022	March 31, 2021	Total Variance $	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$21.1	$5.6	$15.5	$(0.5)	$16.0	283.6%	275.4%
Product	3.0	5.2	(2.2)	$(0.1)	$(2.1)	(40.2)%	(42.3)%
Total revenue	24.1	10.8	13.3	(0.6)	13.9	129.2%	123.2%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(4.7)	(0.6)	(4.1)	$0.1	(4.2)	714.8%	692.6%
Cost of Product	(1.8)	(2.9)	1.1	$0.0	1.1	(37.9)%	(38.7)%
Total cost of sales	(6.5)	(3.5)	(2.9)	0.1	(3.1)	86.1%	83.7%

Selling, general and administrative expenses	(6.8)	(4.1)	(2.7)	$0.2	(2.9)	69.4%	65.0%

Stock-based compensation	(0.3)	(0.2)	(0.1)	$(0.0)	(0.1)	25.9%	46.4%

Acquisition and integration related transaction expenses	(0.1)	-		$0.2	(0.2)	N/A	N/A

Depreciation and amortization	(4.6)	(6.6)	2.0	$0.1	1.8	(27.9)%	(29.8)%

Net operating Income (Loss)	$5.8	$(3.6)	$9.5	$(0.3)	$9.8	(262.8)%	(261.3)%

Gain on disposal of business	0.9	-	0.9	$(0.0)	0.9	N/A	N/A

Net Income (Loss)	$6.7	$(3.6)	$10.4	$(0.3)	$10.7	(287.7)%	(286.3)%

Exchange Rate - $ to £	1.34	1.38

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

Gaming Revenue

During the three-month period, Gaming revenue increased by $13.9 million, or 129%, $16.0 million of which was driven by Service revenue, partly offset by a $2.1 million decrease in Product revenue due to a large VLT sale in Canada in the prior year.

The increase in Gaming Service revenue was driven by $12.8 million from the UK market, $3.2 million from the Greek market and $0.6 million from the Italian market all due to them being open for the entire period compared to the prior period when the majority of the UK estate, all Greece retail venues and all Italy retail venues were shut. $1.3 million of the increase was due to the addition of the new Lotteries market and $0.2 million from the Rest of the World. This was partly offset by a decrease in VAT-related revenue of $2.2 million and the sale of part of the Italian business worth $0.3 million in the current period.

Product revenue decreased in the three-month period by $2.1 million. This decrease was primarily driven by lower Product sales of $1.7 million of Valor terminal sales in North America due to the sale in Canada in the prior year and $0.5 million of lower sales in Italy.

Gaming Operating Income

Operating Income increased during the three-month period by $9.8 million.

The increase in Operating Income in the three-month period was primarily due to the increase in revenue of $13.9 million, a $1.8 million primarily due to the decrease in software amortization as software became fully amortized. This was partially offset by an increase of cost of sales of $3.1 million and an increase of $2.9 million in SG&A as staff returned from furlough or to full salary. Excluding the VAT-related Income, Operating Income would have increased by $12.0 million in the period.

Gaming Net Income

Income increased during the three-month period by $10.7 million from a loss of $3.6 million to an income of $6.7 million this was due to the increase in operating income and a $0.9 million gain from the disposal of business from the sale of part of the Italian VLT operations (see Gaming key events for more information)

Virtual Sports

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

Virtual Sports, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Mar 31,	Mar 31,	2022 vs 2021
Virtuals	2022	2021		%

No. of Live Customers at the end of the period	62	59	3	5.1%
Average No. of Live Customers	62	59	3	4.5%
Total Revenue (£’m)	£8.7	£4.6	£4.1	89.7%
Total Revenue £’m - Retail	£2.4	£0.6	£1.8	296.1%
Total Revenue £’m - Online Virtuals	£6.3	£4.0	£2.3	58.5%

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

	For the Three-Month Period ended		Variance
	March 31,	March 31,	2022 vs 2021
(In £ millions)	2022	2021		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£8.7	£4.6	£4.1	89.0%

Recurring Revenue - Retail Virtuals	£2.2	£0.5	£1.7	332.6%
Recurring Revenue - Online Virtuals	£6.3	£3.9	£2.4	61.0%
Total Virtual Sports Long-term license amortization	£0.2	£0.2	£0.0	1.4%
Total Virtual Sports Recurring Revenue	£8.7	£4.6	£4.1	89.0%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	100.0%	100.0%	0.0%

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

Virtual Sports, key events

During the three months ended March 31, 2022, we launched Virtual Plug & Play (VPP) with Napoleon Sports (Belgium) and Mozzartbet (Serbia).

Fortuna expanded their self-service betting terminals (SSBT) into Croatia with an initial 200 units in January 2022 and another 1000 to follow in the year.

Sisal (Italy) launched Multi-Stream Matchday, which is a new product that allows eight simultaneous soccer games to be streamed at the same time.

New signed contract with Scientific Games for content to be sold to Netherlands Lottery (NLO), Playport (Minnesota, Kansas, Wisconsin) and Leisure Sports (Sri Lanka).

Contract term extensions signed with Sisal (Italy), Niké, spol. s r.o (Slovakia) and contracted territories with Kaizen Gaming.

Virtual Sports, Results of Operations

	For the Three-Month Period ended		Variance 2022 vs 2021
(In millions)	March 31, 2022	March 31, 2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Service Revenue	$11.6	$6.3	$(0.3)	$5.6	89.0%	83.7%

Cost of Service	(0.6)	(0.3)	0.0	(0.3)	120.7%	114.2%

Selling, general and administrative expenses	(1.6)	(1.1)	0.1	(0.6)	58.8%	46.6%

Stock-based compensation	(0.1)	(0.1)	0.0	(0.0)	3.4%	0.7%

Depreciation and amortization	(0.6)	(1.1)	0.0	0.5	(44.3)%	(45.5)%

Net operating Income (Loss)	$8.7	$3.7	$(0.2)	$5.2	136.2%	132.6%

Exchange Rate - $ to £	1.34	1.38

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

Virtual Sports revenue

During the three-month period, revenue increased by $5.6 million, or 89.0%. This increase was driven by a $3.3 million increase in Online Virtuals, primarily driven by the growth from our existing online customers and an increase in recurring Retail Virtuals of $2.3 million due to retail venues being open for the whole of the period compared to the prior period.

Virtual Sports operating income

Operating Income increased by $5.2 million during the three-month period.

The increase in the period was primarily due to the increase in revenue of $5.6 million and the decrease in Depreciation and Amortization of $0.5 million. This was partly offset by the increase in Cost of Sales of $0.3 million and SG&A expenses of $0.6 million, driven by an increase in staff costs as staff returned from furlough and to full pay and an increase in technology costs driven by the growth of Online Virtuals.

Interactive

We generate revenue from our Interactive segment through the licensing of our products. Typically, we receive fees in exchange for the licensing of our products, on a long-term contract basis, on a participation basis. Our participation contracts are usually structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and other promotional costs and any relevant regulatory levies) from Interactive content placed on our customers’ websites. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Interactive segment is principally driven by the number of customers we have, the number of live games, the net win performance of the games and the net win percentage that we receive pursuant to our contracts with our customers.

Interactive, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Mar 31,	Mar 31,	2022 vs 2021
Interactive	2022	2021		%

No. of Live Customers at the end of the period	112	96	16	16.7%
Average No. of Live Customers	111	93	18	19.4%
No. of Live Games at the end of the period	242	209	33	15.8%
Average No. of Live Games	239	206	33	16.0%
Total Revenue (£’m)	£3.9	£3.8	£0.2	4.6%

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

	For the Three-Month Period ended		Variance
	March 31,	March 31,	2022 vs 2021
(In £ millions)	2022	2021		%
Interactive Recurring Revenue
Total Interactive Revenue	£3.9	£3.8	£0.2	4.6%

Total Recurring Revenue - Interactive	£3.9	£3.8	£0.2	4.6%
Interactive Recurring Revenue as a Percentage of Total Interactive Revenue	100.0%	100.0%	0.0%

Interactive, key events

We undertook 8 new brand launches during first quarter 2022, and expanded territories with DraftKings in New Jersey and Connecticut and Rush Street Interactive in Michigan.

During the three-month period we were shortlisted for three awards: -

●	CasinoBeats Game Developer Awards: Game Licensed Content – Space Invaders Roulette
●	CasinoBeats Game Developer Awards: Game Retro-style – Space Invaders
●	Eilers & Krejcik Gaming, LLC Slot Award: Top Performing Online Slot – Big Spin Bonus

We deployed 8 new games in first quarter 2022 across the estate including “Catch of the Day”, “Tin Can Cash” and a new version of our branded game “Reel King – Reel LinKing”.

Interactive, Results of Operations

	For the Three-Month Period ended		Variance 2022 vs 2021
(In millions)	March 31, 2022	March 31, 2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Service Revenue	$5.3	$5.2	$(0.1)	$0.2	4.6%	2.2%

Cost of Service	(1.0)	(0.8)	0.0	(0.3)	35.5%	31.7%

Selling, general and administrative expenses	(1.4)	(1.0)	0.0	(0.4)	38.6%	35.1%

Stock-based compensation	(0.1)	(0.1)	0.0	(0.0)	24.9%	22.1%

Depreciation and amortization	(0.7)	(0.7)	0.0	(0.0)	2.3%	0.0%

Net operating Income (Loss)	$2.1	$2.6	$(0.0)	$(0.5)	(18.3)%	(19.7)%

Exchange Rate - $ to £	1.35	1.38

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

Interactive revenue

During the three-month period, revenue increased by $0.2 million, primarily driven by recurring revenue growth due to the consistent launch of new content across the estate, growth in the customer base in new, emerging and core markets and increased promotional activity through exclusive deals with tier-one customers.

Interactive operating income

Operating Income decreased in the three-month period by $0.5 million.

The decrease was primarily due to an increase in cost of sales ($0.3 million) caused by an increase in third party platform provider costs, as well as an increase in SG&A expenses ($0.4 million) driven by the investment in the segment to help drive revenues. Partly offset by an increase in revenue (detailed above).

Leisure

We typically generate revenue from our Leisure segment through the rental of our gaming and amusement machines. We receive rental fees for machines, typically on a long-term contract basis, on both a participation and fixed fee basis, with our newer digital pub machines typically contracted on a fixed fee basis. Our participation contracts are usually structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and any relevant regulatory levies) from gaming terminals placed in our customers’ facilities. We generally recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Leisure segment is principally driven by the number of customers we have, the number of gaming machines in operation, the net win performance of the machines and the net win percentage that we receive pursuant to our contracts with our customers.

Leisure, Key Performance Indicators

	For the Three-Month Period ended		Variance
	Mar 31,	Mar 31,	2022 vs 2021
Leisure	2022	2021		%

End of period installed base Gaming machines (# of terminals)	11,060	11,610	(550)	(4.7%)
Average installed base Gaming machines (# of terminals)	11,248	11,631	(383)	(3.3%)
End of period installed base Other (# of terminals)	6,356	7,169	(813)	(11.3%)
Average installed base Other (# of terminals)	6,524	7,193	(669)	(9.3%)
Pub Digital Gaming Machines - Average installed base (# of terminals)	6,326	5,801	524	9.0%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	1,720	2,236	(516)	(23.1%)
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	3,189	3,338	(149)	(4.5%)
Inspired Leisure Revenue per Gaming Machine per week	£64.2	£0.1	£64.1	N/A
Inspired Pub Digital Revenue per Gaming Machine per week	£66.1	£0.0	£66.1	N/A
Inspired Pub Analogue Revenue per Gaming Machine per week	£39.2	£0.0	£39.2	N/A
Inspired MSA and Bingo Revenue per Gaming Machine per week	£87.3	£0.2	£87.1	35794%
Inspired Other Revenue per Machine per week	£20.2	£0.0	£20.1	N/A

Total Leisure Parks Revenue (Gaming and Non Gaming) (£’m)	£2.5	£0.0	£2.5	N/A

(1)	Motorway Service Area machines

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

	For the Three-Month Period ended		Variance
	March 31,	March 31,	2022 vs 2021
(In £ millions)	2022	2021		%
Leisure Recurring Revenue
Total Leisure Revenue	£14.6	£0.4	£14.3	3652.5%

Total Leisure Recurring Revenue	£14.2	£0.0	£14.2	789586.2%
Leisure Recurring Revenue as a Percentage of Total Leisure Revenue	96.9%	0.5%	96.4%

Leisure, key events

During the three-month period ending March 31, 2022, the leisure segment has seen a strong start to the year with all sectors of the business performing in line with or ahead of internal expectations, in spite of the challenges presented by the Omicron COVID-19 variant which impacted footfall in the early part of the year.

‘Centurion’ ‘Gold Cash Freespins’ and ‘Party Time Pub Addition’ were deployed across the pub estate during the quarter demonstrating our commitment to leveraging Inspired’s successful game portfolio for the pub sector.

Preparations for the 2022 Holiday Parks season began in earnest during the quarter with a considerable influx of new machines delivered and installed across our customers’ estates. Some parks opened early for the February half-term school holiday. In addition, we have added five new parks to our portfolio in the quarter.

Leisure, Results of Operations

	For the Three-Month Period ended		Variance 2022 vs 2021
(In millions)	March 31, 2022	March 31, 2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$19.0	$0.0	$(0.6)	$19.6	NA	NA
Product	0.6	0.5	(0.0)	0.1	14.8%	11.5%
Total revenue	19.6	0.5	(0.6)	19.7	3652.5%	3541%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(5.5)	(0.4)	0.2	(5.3)	1158.7%	1136%
Cost of Product	(0.3)	(0.3)	0.0	(0.0)	15.4%	13%
Total cost of sales	(5.8)	(0.7)	0.2	(5.3)	742.9%	724%

Selling, general and administrative expenses	(11.3)	(3.2)	0.3	(8.4)	263.4%	253%

Stock-based compensation	(0.2)	(0.1)	0.0	(0.1)	NA	NA

Depreciation and amortization	(3.7)	(4.2)	0.1	0.4	(9.2)%	(11.9)%

Net operating Income (Loss)	(1.4)	(7.7)	$0.1	$6.2	(81)%	(81)%

Exchange Rate - $ to £	1.34	1.38

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

Leisure Revenue

For the three-month period, revenue increased by $19.7 million, or 3,653%, as our business benefitted from no COVID-19 closures and fewer social distancing restrictions during the period than in the prior period.

Service revenue increased by $19.6 million driven by all markets being open for the whole of the period, particularly Pubs, Motorway service areas, Holiday parks and Bingo Halls.

Leisure Operating Loss

Operating Loss for the three-month period improved by $6.2 million, to a loss of $1.4 million. This was primarily due to the increase in revenue as venues reopened and COVID-19 restrictions were removed, as well as a reduction in depreciation and amortization of $0.4 million. This was partially offset by increases in cost of sales ($5.3 million), and SG&A expenses ($8.4 million), due to staff returning from furlough and to full pay.

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

Reconciliation to Adjusted EBITDA by segment for the Three Months ended March 31, 2022

	For the Three-Month Period ended
	March 31,
(In millions)	2022
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$1.5	$6.7	$8.7	$2.1	$(1.4)	$(14.6)

Items Relating to Legacy Activities:
Pension charges (1)	0.1					0.1

Items outside the normal course of business:
Acquisition and integration related transaction expenses (2)	0.1	0.1				-

Stock-based compensation expense	2.8	0.3	0.1	0.1	0.2	2.1

Depreciation and amortization	10.1	4.6	0.6	0.7	3.7	0.5
Interest expense net	6.5					6.5
Change in fair value of warrant liability	-					-
Profit/Loss on disposal of trade & assets	(0.9)	(0.9)				-
Other finance expenses / (income)	(0.3)					(0.3)
Income tax	0.1					0.1
Adjusted EBITDA	$20.1	$10.8	$9.4	$2.9	$2.5	$(5.5)

Adjusted EBITDA	£15.0

Exchange Rate - $ to £ (3)	1.34

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical, these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Three Months ended March 31, 2021

	For the Three-Month Period ended
	March 31,
(In millions)	2021
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$(16.7)	$(3.6)	$3.7	$2.6	$(7.7)	$(11.7)

Items Relating to Legacy Activities:
Pension charges (1)	0.2					0.2

Items outside the normal course of business:
Acquisition and integration related transaction expenses (2)	1.4					1.4

Stock-based compensation expense	1.4	0.2	0.1	0.1	0.1	0.9

Depreciation and amortization	13.1	6.6	1.1	0.7	4.2	0.5
Interest expense net	8.6					8.6
Change in fair value of warrant liability	3.0					3.0
Other finance expenses / (income)	(6.4)					(6.4)
Income tax	(0.7)					(0.7)
Adjusted EBITDA	$3.9	$3.2	$4.9	$3.4	$(3.4)	$(4.2)

Adjusted EBITDA	£2.8

Exchange Rate - $ to £ (3)	1.37

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

(3)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Liquidity and Capital Resources

Three Months ended March 31, 2022, compared to Three Months ended March 31, 2021

	3 Months ended		Variance
(in millions)	Mar 31,	Mar 31,
	2022	2021	2022 to 2021
Net profit/(loss)	$1.5	($16.7)	$18.2
Amortization of debt fees	0.4	1.3	(0.9)
Change in fair value of derivative and warrant liabilities and stock-based compensation expense	3.0	4.6	(1.6)
Foreign currency translation on senior bank debt and cross currency swaps	0.0	(6.1)	6.1
Depreciation and amortization (incl RoU assets)	10.8	13.7	(2.9)
Other net cash (utilized)/generated by operating activities	(10.6)	1.2	(11.8)
Net cash provided by operating activities	5.1	(2.0)	7.1

Net cash used in investing activities	(10.9)	(4.8)	(6.1)
Net cash used by financing activities	(0.1)	(0.2)	0.1
Effect of exchange rates on cash	(1.1)	1.1	(2.2)
Net decrease in cash and cash equivalents	($7.0)	($5.9)	($1.1)

Net cash provided by operating activities

For the three months ended March 31, 2022, net cash inflow provided by operating activities was $5.1 million, compared to a $2.0 million outflow for the three months ended March 31, 2021, representing a $7.1 million increase in cash generation. This increase was driven primarily by trading levels given the worldwide trading restrictions in the three months ended March 31, 2021, resulting from the COVID-19 pandemic.

Amortization of debt fees decreased by $0.9 million, to $0.4 million, due to the reduction in the level of capitalized debt fees after May 2021 following the Company’s refinancing.

Change in fair value of derivative and warrant liabilities and stock-based compensation expense decreased by $1.6 million, from $4.6 million to $3.0 million. Movements in the fair value of warrant liabilities decreased by $2.9 million with a $1.4 million increase related to stock-based compensation expense.

Following the refinancing in May 2021, there has been no foreign currency translation on senior bank debt and cross currency swaps. In the three months ended March 31, 2021, the foreign currency translation on senior bank debt and cross currency swaps resulted in a loss of $6.1 million as a result of the movement in exchange rates during the period.

Depreciation and amortization decreased by $2.9 million, to $10.8 million, with reductions of $1.0 million in machine depreciation and $1.9 million in amortization of intangible assets.

Other net cash utilized by operating activities decreased by $11.8 million, to a $10.6 million outflow following the impact of the COVID-19 closures restricting activities in the previous year. Increases in inventory holding and higher trading receivables due to the previous year having low receivable levels due to the restricted trading imposed worldwide due to the pandemic have resulted in adverse movements of $12.6 million and $9.4 million respectively. These were offset by favorable movements in interest accruals ($6.3 million) and deferred revenue ($4.1 million).

Net cash used in investing activities

Net cash used in investing activities increased by $6.1 million, to $10.9 million in the three months ended March 31, 2022. This was driven by higher spend on plant, property and equipment ($3.3 million increase compared to 2021) and capitalized software ($2.3 million increase compared to 2021) due to spending in the previous year being low as a result of the pandemic. The first three months ended March 31, 2022, also included the final payment of $0.6 million related to the acquisition of Sportech Lotteries LLC which was acquired on December 31, 2021.

Net cash generated by financing activities

During the three months ended March 31, 2022, net cash utilized by financing activities was $0.1 million, compared to a $0.2 million outflow in the three months ended March 31, 2021. Both outflows related to finance lease spend.

Funding Needs and Sources

To fund our obligations, historically we have relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of March 31, 2022, we had liquidity consisting of $40.8 million in cash and cash equivalents and a further $26.3 million of undrawn revolver facility. This compares to $41.2 million of cash and cash equivalents as of March 31, 2021, with a further $27.6 million of revolver facilities undrawn. We had a working capital outflow of $10.6 million for the three months ended March 31, 2022, compared to an $1.2 million inflow for the three months ended March 31, 2021.

The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization as well as the seasonality evident in some of the businesses. In periods with minimal machine volumes and capital spend, our working capital is typically more stable. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are typically higher and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels which have been seen during 2020 and 2021 following the COVID-19 closures, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Some of our business operations require cash to be held within the machines. As of March 31, 2022, $4.9 million of our $40.8 million of cash and cash equivalents were held as operational floats within the machines.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through June 2023.

Long Term and Other Debt

(In millions)	March 31, 2022		March 31, 2021
Cash held	£31.0	$40.8	£29.9	$41.2
Original principal senior debt	(235.0)	(309.3)	(225.1)	(310.6)
Cash interest accrued	(6.1)	(8.1)	(4.8)	(6.7)
Finance lease creditors	(2.0)	(2.7)	(1.5)	(2.0)
Total	£(212.2)	$(279.3)	£(201.6)	$(278.1)

Debt Covenants

Under our debt facilities in place as of March 31, 2022, we are not subject to covenant testing on the Senior Secured Notes. We are, however, subject to covenant testing at the level of Inspired Entertainment Inc., the ultimate holding company, on our Super Senior Revolving Credit Facility which requires the Company to maintain a maximum consolidated senior secured net leverage ratio of 6.25x on the test date for the relevant period ending June 30, 2021, stepping down to 6.0x on March 31, 2022, 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Financial Covenant does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at March 21, 2022 showed covenant compliance.

There were no breaches of the debt covenants in the periods ended March 31, 2022 or March 31, 2021.

Liens and Encumbrances

As of March 31, 2022, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Share Repurchases

The Board has authorized that the Company may use up to $25.0 million to repurchase Inspired common shares, subject to repurchases being effected on or before May 10, 2025. Management has discretion as to whether to repurchase shares of the Company and there is no assurance that buybacks will occur.

Contractual Obligations

As of March 31, 2022, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in millions)	Total	1 yr	1-3 years	3-5 years	5 yrs
Operating activities
Interest on long term debt	$109.5	$24.4	$48.6	$36.5	$-

Financing activities
Senior bank debt - principal repayment	309.3	-	-	309.3	-
Finance lease payments	2.7	0.7	1.5	0.5	-
Operating lease payments	9.9	3.0	3.6	1.5	1.8
Interest on non-utilisation fees	1.5	0.4	0.8	0.3	-
Total	$432.9	$28.5	$54.5	$348.1	$1.8

Off-Balance Sheet Arrangements

As of March 31, 2022, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

Critical Accounting Policies and Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenue and expenses, and our disclosure of commitments and contingencies at the date of the consolidated financial statements. Accounting policies concerning revenue recognition, inventories, software development costs, allowance for doubtful accounts and the pension asset/liability are considered by management to be critical, and further detail on these policies can be found in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. On an on-going basis, we evaluate our estimates and judgments. We base our estimates and judgments on a variety of factors, including our historical experience, knowledge of our business and industry and current and expected economic conditions, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risks are our exposure to changes in foreign currency exchange rates.

Interest Rate Risk

Following the Company’s refinancing in May 2021, the external borrowings of £235.0 million ($309.3 million) are provided at a fixed rate. Therefore movements in rates such as LIBOR do not impact on the current borrowings and the only fluctuation that is expected to be reported will be that solely caused by movements in the exchange rates between the Company’s functional currency and its reporting currency.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net assets total approximately $11.1 million and our US Dollar functional currency net liabilities total approximately $2.8 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of March 31, 2022, would result in favorable translation adjustment of approximately $1.0 million and an unfavorable translation adjustment of $0.3 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained gains earned in Euros and retained losses earned in US Dollars in the twelve-months ended March 31, 2022, were €2.3 million and $2.6 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of March 31, 2022, would result in translation adjustments of approximately $0.2 million favorable and $0.2 million unfavorable, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results favorably by approximately $0.2 million and would result in unfavorable translation adjustments of approximately $8.3 million, recorded in other comprehensive loss.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022, due to the material weakness described in Item 9A of the Annual Report on Form 10-K filed with the SEC on March 31, 2022. Management have implemented additional controls designed to remediate this material weakness; however, these controls have not operated effectively over a sufficient period of time in order to conclude that the material weakness has been fully remediated.

Notwithstanding the identified material weakness and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

ITEM 1A. RISK FACTORS

Our business is subject to a high degree of risk. In addition to information set forth in this report, including the risk factors below, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021 (the “2021 Form 10-K”). You should carefully read and assess all of these risk factors. Any of these risks could materially and adversely affect our business, operating results, financial condition and prospects, and cause the value of our common stock to decline, which could cause investors in our common stock to lose all or part of their investments. Other than as set forth below, there have been no material changes to the risk factors previously disclosed in the 2021 Form 10-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1#*	Non-Employee Director Compensation Policy (as amended and restated).
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: May 10, 2022		/s/ A. Lorne Weil
	Name:	A. Lorne Weil
	Title:	Executive Chairman
(Principal Executive Officer)

Date: May 10, 2022		/s/ Stewart F.B. Baker
	Name:	Stewart F.B. Baker
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

