Form 10-Q
period 2022-06-30
Inspired Entertainment, Inc.
filed 2022-08-09
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, there were 26,196,027 shares of the Company’s common stock issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

References in this report to “we,” “us,” “our,” the “Company” and “Inspired” refer to Inspired Entertainment, Inc. and its subsidiaries unless the context suggests otherwise.

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

Our forward-looking statements reflect our current expectations about our future results, performance, liquidity, financial condition, prospects and opportunities, and are based upon information currently available to us, our interpretation of what we believe to be significant factors affecting our business and many assumptions regarding future events. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, our forward-looking statements. This could occur as a result of various risks and uncertainties, including the following:

●	the remaining uncertainty as to the continuing impact of COVID-19 on the global economy;

●	government regulation of our industries;

●	our ability to compete effectively in our industries;

●	the effect of evolving technology on our business;

●	our ability to renew long-term contracts and retain customers, and secure new contracts and customers;

●	our ability to maintain relationships with suppliers;

●	our ability to protect our intellectual property;

●	our ability to protect our business against cybersecurity threats;

●	our ability to successfully grow by acquisition as well as organically;

●	fluctuations due to seasonality;

●	our ability to attract and retain key members of our management team;

●	our need for working capital;

●	our ability to secure capital for growth and expansion;

●	changing consumer, technology and other trends in our industries;

●	our ability to successfully operate across multiple jurisdictions and markets around the world;

●	changes in local, regional and global economic and political conditions; and

●	other factors described in the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”).

In light of these risks and uncertainties, and others discussed in this report, there can be no assurance that any matters covered by our forward-looking statements will develop as predicted, expected or implied. Readers should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. We advise you to carefully review the reports and documents we file from time to time with the SEC.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$31.8	$47.8
Accounts receivable, net	28.6	31.7
Inventory, net	25.4	16.9
Prepaid expenses and other current assets	25.6	29.7
Corporate tax and other current taxes receivable	0.8	0.3
Total current assets	112.2	126.4

Property and equipment, net	45.2	50.9
Software development costs, net	34.5	35.6
Other acquired intangible assets subject to amortization, net	15.5	18.9
Goodwill	74.5	82.7
Operating lease right of use asset	8.0	10.1
Other assets	10.4	7.1
Total assets	$300.3	$331.7

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$18.8	$20.8
Accrued expenses	25.8	32.6
Corporate tax and other current taxes payable	5.8	12.3
Deferred revenue, current	6.6	7.7
Operating lease liabilities	2.6	3.3
Other current liabilities	2.8	3.9
Current portion of finance lease liabilities	1.0	0.9
Total current liabilities	63.4	81.5

Long-term debt	279.2	309.0
Finance lease liabilities, net of current portion	1.5	1.9
Deferred revenue, net of current portion	4.9	6.8
Operating lease liabilities	6.1	7.4
Other long-term liabilities	2.3	3.1
Total liabilities	357.4	409.7

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 26,448,573 shares and 26,433,562 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital	377.4	372.3
Accumulated other comprehensive income	55.7	43.8
Accumulated deficit	(490.2)	(494.1)
Total stockholders’ deficit	(57.1)	(78.0)
Total liabilities and stockholders’ deficit	$300.3	$331.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Service	$64.8	$37.5	$121.8	$54.6
Product sales	6.5	4.0	10.1	9.7
Total revenue	71.3	41.5	131.9	64.3

Cost of sales, excluding depreciation and amortization:
Cost of service	(11.7)	(8.0)	(23.5)	(10.1)
Cost of product sales	(4.4)	(2.7)	(6.5)	(5.9)
Selling, general and administrative expenses	(31.9)	(28.5)	(61.5)	(43.7)
Acquisition and integration related transaction expenses	(0.1)	(0.1)	(0.2)	(1.5)
Depreciation and amortization	(9.8)	(11.9)	(19.9)	(25.0)
Net operating income (loss)	13.4	(9.7)	20.3	(21.9)

Other expense
Interest expense, net	(6.0)	(22.1)	(12.5)	(30.7)
Change in fair value of warrant liability	—	(10.5)	—	(13.5)
Gain on disposal of business	—	—	0.9	—
Other finance income (expense)	0.3	(1.2)	0.6	5.2

Total other expense, net	(5.7)	(33.8)	(11.0)	(39.0)

Net income (loss) before income taxes	7.7	(43.5)	9.3	(60.9)
Income tax (expense) benefit	(0.2)	(0.3)	(0.3)	0.4
Net income (loss)	7.5	(43.8)	9.0	(60.5)

Other comprehensive income:
Foreign currency translation gain (loss)	5.8	0.1	8.2	(1.0)
Change in fair value of hedging instrument	—	(0.3)	—	0.3
Reclassification of loss on hedging instrument to comprehensive income	0.2	0.5	0.4	1.0
Actuarial gains on pension plan	2.6	0.9	3.3	5.5
Other comprehensive income	8.6	1.2	11.9	5.8

Comprehensive income (loss)	$16.1	$(42.6)	$20.9	$(54.7)

Net income (loss) per common share – basic	$0.28	$(1.94)	$0.34	$(2.68)
Net income (loss) per common share - diluted	$0.26	$(1.94)	$0.31	$(2.68)

Weighted average number of shares outstanding during the period – basic	26,826,014	22,594,207	26,838,339	22,589,461
Weighted average number of shares outstanding during the period – diluted	29,262,690	22,594,207	29,375,570	22,589,461

Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(2.6)	$(3.4)	$(5.4)	$(4.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2022 TO JUNE 30, 2022

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2022	26,433,562	$—	$372.3	$43.8	$(494.1)	$(78.0)
Foreign currency translation adjustments	—	—	—	2.4	—	2.4
Actuarial gains on pension plan	—	—	—	0.7	—	0.7
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.2	—	0.2
Shares issued in settlement of RSUs	447,060	—	—	—	—	—
Stock-based compensation expense	—	—	2.7	—	—	2.7
Net income	—	—	—	—	1.5	1.5
Balance as of March 31, 2022	26,880,622	$—	$375.0	$47.1	$(492.6)	$(70.5)
Foreign currency translation adjustments	—	—	—	5.8	—	5.8
Actuarial gains on pension plan	—	—	—	2.6	—	2.6
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.2	—	0.2
Repurchase of common stock	(477,643)	—	—	—	(5.1)	(5.1)
Shares issued in settlement of RSUs	45,594	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	—	2.6	—	—	2.6
Net income	—	—	—	—	7.5	7.5
Balance as of June 30, 2022	26,448,573	$—	$377.4	$55.7	$(490.2)	$(57.1)

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$9.0	$(60.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19.9	25.0
Amortization of right of use asset	1.4	1.2
Stock-based compensation expense	5.4	4.8
Change in fair value of warrant liability	—	13.5
Unrealized transactional currency gain/loss on senior bank debt	—	(4.6)
Reclassification of loss on hedging instrument to comprehensive income	0.4	1.0
Non-cash interest expense relating to senior debt	0.8	16.3
Changes in assets and liabilities:
Accounts receivable	(0.1)	5.5
Inventory	(10.4)	3.5
Prepaid expenses and other assets	2.3	(4.1)
Corporate tax and other current taxes payable	(6.5)	(6.7)
Accounts payable	0.7	3.9
Deferred revenues and customer prepayment	(2.2)	(5.7)
Accrued expenses	(2.2)	(4.0)
Operating lease liabilities	(1.2)	(1.2)
Other long-term liabilities	(1.4)	(0.7)
Net cash provided by (used in) operating activities	15.9	(12.8)

Cash flows from investing activities:
Purchases of property and equipment	(11.5)	(5.4)
Acquisition of subsidiary company assets	(0.6)	—
Purchases of capital software	(9.9)	(6.8)
Net cash used in investing activities	(22.0)	(12.2)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	333.1
Repurchase of common stock	(5.1)	—
Repayments of long-term debt	—	(320.7)
Cash paid in connection with terminated interest rate swaps	—	(2.1)
Debt fees incurred	—	(9.1)
Repayments of finance leases	(0.3)	(0.2)
Net cash provided by financing activities	(5.4)	1.0

Effect of exchange rate changes on cash	(4.5)	1.4
Net decrease in cash	(16.0)	(22.6)
Cash, beginning of period	47.8	47.1
Cash, end of period	$31.8	$24.5

Supplemental cash flow disclosures
Cash paid during the period for interest	$11.7	$17.5
Cash paid during the period for income taxes	$0.1	$0.1
Cash paid during the period for operating leases	$1.9	$1.7

Supplemental disclosure of non-cash investing and financing activities
Additional paid in capital from settlement of RSUs	$(0.2)	$—
Property and equipment acquired through finance lease	$—	$1.3
Property and equipment transferred to inventory	$0.8	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies

Company Description and Nature of Operations

We are a global gaming technology company, supplying content, platform, gaming terminals and other products and services to online and land-based regulated lottery, betting and gaming operators worldwide through a broad range of distribution channels, predominantly on a business-to-business basis. We provide end-to-end digital gaming solutions (i) on our own proprietary and secure network, which accommodates a wide range of devices, including land-based gaming machine terminals, mobile devices and online computer applications and (ii) through third party networks. Our content and other products can be found through the consumer-facing portals of our interactive customers and, through our land-based customers, in licensed betting offices, adult gaming centers, pubs, bingo halls, airports, motorway service areas and leisure parks.

Management Liquidity Plans

As of June 30, 2022, the Company’s cash on hand was $31.8 million, and the Company had working capital of $48.8 million. The Company recorded net income of $9.0 million and net losses of $60.5 million for the six months ended June 30, 2022 and 2021, respectively. Net income/losses include non-cash stock-based compensation of $5.4 million and $4.8 million for the six months ended June 30, 2022 and 2021, respectively, excess capital expenditure over depreciation and amortization of $1.5 million for the six months ended June 30, 2022, and excess depreciation and amortization over capital expenditure of $12.8 million for the six months ended June 30, 2021, non-cash debt fees expensed as part of the repayment of the Company’s prior financing of $14.4 million for the six months ended June 30, 2021 and non-cash changes in fair value of warrant liability of $13.5 million for the six months ended June 30, 2021. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $15.9 million and cash flows used in operations amounted to $12.8 million for the six months ended June 30, 2022 and 2021, respectively, with the change year on year due to land based operations being subject to lockdown restrictions for part of the six months ended June 30, 2021. Working capital of $48.8 million includes a non-cash settled item of $6.6 million of deferred income. Management currently believes that, absent any unanticipated COVID-19 impact (see below), the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through August 2023.

There have been no COVID-19 restrictions in the United Kingdom since July 2021 and social distancing measures throughout Greece and Italy are no longer in force as of June 2022, however, uncertainty remains as to the continuing impact of COVID-19 on the global economy. We continue to protect our existing available liquidity by pro-actively managing capital expenditures and working capital as well as identifying both immediate and longer-term opportunities for cost savings.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020. The financial information as of December 31, 2021 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

2.	Acquisitions and Disposals

In January 2022, the Company sold its Italian VLT business, including all terminal and other assets, staff costs and facilities and contracts, to a non-connected party for total proceeds of €1.1 million ($1.1 million), recognizing a profit on disposal of €0.8 million ($0.8 million). The Company continues to serve these Italian markets in the form of the provision of platform and games.

On December 31, 2021, the Company acquired 100% of the membership interests of Sportech Lotteries, LLC, which has since been renamed Inspired Entertainment Lotteries LLC. As part of the transaction, the Company recorded the acquisition of a customer contract as an intangible asset in the amount of $12.3 million. During the six months ended June 30, 2022, as a result of revisions made to management’s preliminary assessments, the Company recognized an additional $0.9 million long-term receivable related to Inspired Entertainment Lotteries, LLC, and reduced the value of the customer contract intangible asset accordingly.

3.	Inventory

Inventory consists of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Component parts	$15.0	$10.8
Work in progress	1.8	1.6
Finished goods	8.6	4.5
Total inventories	$25.4	$16.9

Component parts include parts for gaming terminals. Included in inventory are reserves for excess and slow-moving inventory of $2.0 million and $2.0 million as of June 30, 2022 and December 31, 2021, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

4.	Contract Liabilities and Other Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At June 30, 2022	$33.3	$16.0	$(11.5)	$(2.8)
At December 31, 2021	$36.2	$17.4	$(14.5)	$(3.9)
At December 31, 2020	$30.4	$8.2	$(22.9)	$(1.6)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $4.7 million and $10.9 million for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively.

5.	Derivatives and Hedging Activities

In connection with the Company’s prior debt facilities, on January 15, 2020, the Company entered into two interest rate swaps with UBS AG that were designed to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows on a portion of the previous floating rate debt facilities. The swaps fixed the variable interest rate of the debt facilities and provided protection over potential interest rate increases by providing a fixed rate of interest payment in return. The interest rate swaps were for £95.0 million ($115.4 million) at a fixed rate of 0.9255% based on the 6-month LIBOR rate and for €60.0 million ($62.7 million) at a fixed rate of 0.102% based on the 6-month EURIBOR rate.

In connection with the issuance of Senior Secured Notes and the entry into a Revolving Credit Facility Agreement, on May 19, 2021 (the “RCF Agreement”), the Company terminated its two interest rate swaps. The termination fees were settled on May 20, 2021, for £1.3 million ($1.9 million) and €0.1 million ($0.2 million), respectively.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.6 million will be reclassified as an increase to interest expense.

The Company did not have any derivatives as of June 30, 2022 or as of December 31, 2021. Losses reclassified from accumulated other comprehensive income into interest expense in the consolidated statements of operations and income for the six months ended June 30, 2022 amounted to $0.4 million.

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

Interest Expense
(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$30.7

Gain/(loss) on cash flow hedging relationships in Subtopic 815-20	$(1.0)

6.	Fair Value Measurements

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

		June 30,	December 31,
	Level	2022	2021
		(in millions)
Long term receivable (included in other assets)	2	$3.5	$3.5

The fair value of our long-term senior debt as of June 30, 2022, was $277.4 million, based upon quoted prices in the marketplace, which are considered Level 2 inputs.

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

At June 30, 2022 and December 31, 2021, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

7.	Stock-Based Compensation

A summary of the Company’s Restricted Stock Unit (“RSU”) activity during the six months ended June 30, 2022 is as follows:

Number of Shares

Unvested Outstanding at January 1, 2022	2,039,254
Granted	503,228
Forfeited	(44,136)
Vested	(85,387)
Unvested Outstanding at June 30, 2022	2,412,959

The Company issued a total of 492,654 shares during the six months ended June 30, 2022 in net settlement of RSUs which included an aggregate of 442,817 shares in settlement of RSUs that vested during the prior year on December 31, 2021.

8.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2022	$(71.5)	$1.0	$26.7	$(43.8)
Change during the period	(2.4)	(0.2)	(0.7)	(3.3)
Balance at March 31, 2022	(73.9)	0.8	26.0	(47.1)
Change during the period	(5.8)	(0.2)	(2.6)	(8.6)
Balance at June 30, 2022	$(79.7)	$0.6	$23.4	$(55.7)

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2021	$(71.1)	$2.8	$37.2	$(31.1)
Change during the period	1.1	(1.1)	(4.6)	(4.6)
Balance at March 31, 2021	(70.0)	1.7	32.6	(35.7)
Change during the period	(0.1)	(0.2)	(0.9)	(1.2)
Balance at June 30, 2021	$(70.1)	$1.5	$31.7	$(36.9)

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because they were either contingently issuable shares or because their inclusion would be anti-dilutive:

	Three and Six Months Ended June 30,
	2022	2021
RSUs	690,627	4,960,246
Unvested Restricted Stock	—	624,116
Stock Warrants	—	9,539,565
	690,627	15,123,927

10.	Repurchase of Common Stock

On May 10, 2022, the Board of Directors authorized the Company to use up to $25.0 million to repurchase Inspired common shares (such amount being exclusive of any fees, commissions or other expenses), subject to repurchases being effected on or before May 10, 2025 (the “Share Repurchase Program”). Management has discretion as to whether to repurchase shares of the Company.

During the three months ended June 30, 2022, the Company repurchased 485,848 shares under the Share Repurchase Program for gross proceeds of approximately $5.1 million, the bulk of which (477,643 shares) were canceled and retired during the quarter ended June 30, 2022, and the remainder (8,205 shares) during the subsequent quarter. As of June 30, 2022, approximately $19.9 million remained available for future repurchases under the Share Repurchase Program.

Refer Part II, Item 2 to this report for further details.

11.	Other Finance Income (Expense)

Other finance income (expense) consisted of the following for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Pension interest cost	$(0.5)	$(0.4)	$(1.1)	$(0.8)
Expected return on pension plan assets	0.8	0.7	1.7	1.4
Foreign currency translation on senior debt	—	(1.5)	—	4.6
	$0.3	$(1.2)	$0.6	$5.2

12.	Income Taxes

The effective income tax rate for the three months ended June 30, 2022 and 2021 was 2.9% and (0.7%), respectively, resulting in a $0.2 million and $0.3 million income tax expense, respectively. The effective income tax rate for the six months ended June 30, 2022 and 2021 was 3.4% and 0.6%, respectively, resulting in a $0.3 million income tax expense and a $0.4 million income tax benefit, respectively. The Company’s effective income tax rate has fluctuated primarily as a result of the income mix between jurisdictions.

The income tax expense for the three and six months ended June 30, 2022 and 2021 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in tax attributes in jurisdictions where realization of benefits is not expected to occur.

13.	Related Parties

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”), (an arranger and lending party under our RCF Agreement), and Macquarie Capital (Europe) Limited (“Macquarie EUR”), (an arranger and initial purchaser of our Senior Secured Notes), are affiliates of MIHI LLC, which beneficially owned approximately 11.4% of our common stock as of June 30, 2022. Macquarie UK was also one of the lending parties with respect to our prior financing. Macquarie UK did not hold any of the Company’s aggregate senior debt at June 30, 2022 or December 31, 2021. Interest expense payable to Macquarie UK for the three months ended June 30, 2022 and 2021 amounted to $0.0 million and $0.3 million, respectively, and for the six months ended June 30, 2022 and 2021 amounted to $0.0 million and $0.9 million, respectively. Macquarie EUR received $0.6 million of $5.5 million of fees paid in connection with the issuance of the Senior Secured Notes and the RCF in the three and six months ended June 30, 2021. MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

HG Vora Special Opportunities Master Fund Limited (“HG Vora”) (a purchaser of our Senior Secured Notes issued on May 20, 2021) was a significant stockholder until October 12, 2021. Interest expense payable to HG Vora for the three and six months ended June 30, 2021 amounted to $0.5 million.

On December 31, 2021, the Company entered into a consultancy agreement with Richard Weil, the brother of A. Lorne Weil, our Executive Chairman, under which he received a success fee in the amount of $0.1 million for services he provided in connection with our acquisition of Sportech Lotteries, LLC. The success fee was paid during the six months ended June 30, 2022. Under the agreement, he will provide consulting services relating to the lottery in the Dominican Republic for a period of twelve months at a rate of $10,000 per month and, with respect to such services, the aggregate amount incurred by the Company in consulting fees for the six months ended June 30, 2022 was $60,000.

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

The components of lease income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Operating lease income	$2.1	0.5	$3.7	0.5
Variable income from sales type leases	—	0.1	—	0.1
	$2.1	$0.6	$3.7	$0.6

15.	Commitments and Contingencies

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

Defined Benefit Pension Scheme

The defined benefit scheme has been closed to new entrants since April 1, 1999 and closed to future accruals for services rendered to the Company for the entire financial statement periods presented. The Actuarial Valuation of the scheme as at March 31, 2021, determined that the statutory funding objective was not met, i.e., there were insufficient assets to cover the scheme’s technical provisions and there was a funding shortfall.

In June 2022, a recovery plan was put in place to eliminate the funding shortfall. The plan expects the shortfall to be eliminated by October 31, 2026. Deficit reduction contributions of $1.1 million and expense contributions of $0.4 million will be payable during the year ending December 31, 2022.

The total amount of employer contributions paid during the six months ended June 30, 2022 amounted to $0.6 million.

The following table presents the components of our net periodic pension benefit cost:

	Six Months Ended June 30,
	2022	2021
	(in millions)
Components of net periodic pension benefit cost:
Interest cost	$1.1	$0.8
Expected return on plan assets	(1.7)	(1.4)
Net periodic benefit	$(0.6)	$(0.6)

The following table sets forth the estimate of the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	June 30, 2022	December 31, 2021
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$114.7	$127.8
Prior service cost	0.9	—
Interest cost	1.1	1.6
Actuarial gain	(30.8)	(9.8)
Benefits paid	(1.9)	(3.5)
Foreign currency translation adjustments	(9.8)	(1.4)
Benefit obligation at end of period	$74.2	$114.7
Change in plan assets:
Fair value of plan assets at beginning of period	$117.7	$118.7
Actual (loss) gain on plan assets	(25.2)	2.5
Employer contributions	0.6	1.5
Benefits paid	(1.9)	(3.5)
Foreign currency translation adjustments	(10.3)	(1.5)
Fair value of assets at end of period	$80.9	$117.7
Amount recognized in the consolidated balance sheets:
Overfunded status (non-current)	$6.7	$3.0
Net amount recognized	$6.7	$3.0

17.	Segment Reporting and Geographic Information

The Company operates its business along four operating segments, which are segregated on the basis of revenue stream: Gaming, Virtual Sports, Interactive and Leisure. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss) and total capital expenditures for the periods ended June 30, 2022 and June 30, 2021, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, right of use assets, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions.

Segment Information

Three Months Ended June 30, 2022

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$19.6	$14.0	$5.8	$25.4	$—	$64.8
Product sales	5.9	—	—	0.6	—	6.5
Total revenue	25.5	14.0	5.8	26.0	—	71.3
Cost of sales, excluding depreciation and amortization:
Cost of service	(4.4)	(0.6)	(0.8)	(5.9)	—	(11.7)
Cost of product sales	(4.0)	—	—	(0.4)	—	(4.4)
Selling, general and administrative expenses	(7.7)	(1.4)	(1.9)	(12.0)	(6.3)	(29.3)
Stock-based compensation expense	(0.3)	(0.2)	(0.2)	(0.1)	(1.8)	(2.6)
Acquisition and integration related transaction expenses	—	—	—	—	(0.1)	(0.1)
Depreciation and amortization	(4.3)	(0.7)	(0.7)	(3.5)	(0.6)	(9.8)
Segment operating income (loss)	4.8	11.1	2.2	4.1	(8.8)	13.4

Net operating income						$13.4

Total capital expenditures for the three months ended June 30, 2022	$5.8	$1.3	$1.3	$2.0	$0.7	$11.1

Three Months Ended June 30, 2021

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$12.8	$8.2	$5.8	$10.7	$—	$37.5
Product sales	3.4	—	—	0.6	—	4.0
Total revenue	16.2	8.2	5.8	11.3	—	41.5
Cost of sales, excluding depreciation and amortization:
Cost of service	(3.6)	(0.5)	(0.9)	(3.0)	—	(8.0)
Cost of product sales	(2.4)	—	—	(0.3)	—	(2.7)
Selling, general and administrative expenses	(6.7)	(2.7)	(1.3)	(8.2)	(6.2)	(25.1)
Stock-based compensation expense	(0.4)	(0.1)	(0.1)	(0.1	(2.7)	(3.4)
Acquisition and integration related transaction expenses	—	—	—	—	(0.1)	(0.1)
Depreciation and amortization	(5.8)	(0.7)	(0.9)	(4.1)	(0.4)	(11.9)
Segment operating income (loss)	(2.7)	4.2	2.6	(4.4)	(9.4)	(9.7)

Net operating loss						$(9.7)

Total capital expenditures for the three months ended June 30, 2021	$3.0	$1.1	$0.9	$1.7	$0.6	$7.3

Six Months Ended June 30, 2022

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$40.7	$25.6	$11.1	$44.4	$—	$121.8
Product sales	8.9	—	—	1.2	—	10.1
Total revenue	49.6	25.6	11.1	45.6	—	131.9
Cost of sales, excluding depreciation and amortization:
Cost of service	(9.1)	(1.2)	(1.8)	(11.4)	—	(23.5)
Cost of product sales	(5.8)	—	—	(0.7)	—	(6.5)
Selling, general and administrative expenses	(14.5)	(3.0)	(3.3)	(23.3)	(12.0)	(56.1)
Stock-based compensation expense	(0.6)	(0.3)	(0.3)	(0.3)	(3.9)	(5.4)
Acquisition and integration related transaction expenses	(0.1)	—	—	—	(0.1)	(0.2)
Depreciation and amortization	(8.9)	(1.3)	(1.4)	(7.2)	(1.1)	(19.9)
Segment operating income (loss)	10.6	19.8	4.3	2.7	(17.1)	20.3

Net operating income						$20.3

Total capital expenditures for the six months ended June 30, 2022	$9.2	$2.2	$2.5	$6.0	$1.9	$21.8

Six Months Ended June 30, 2021

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$18.4	$14.5	$11.0	$10.7	$—	$54.6
Product sales	8.6	—	—	1.1	—	9.7
Total revenue	27.0	14.5	11.0	11.8	—	64.3
Cost of sales, excluding depreciation and amortization:
Cost of service	(4.2)	(0.8)	(1.7)	(3.4)	—	(10.1)
Cost of product sales	(5.3)	—	—	(0.6)	—	(5.9)
Selling, general and administrative expenses	(10.8)	(3.8)	(2.3)	(11.4)	(10.6)	(38.9)
Stock-based compensation expense	(0.6)	(0.2)	(0.2)	(0.2)	(3.6)	(4.8)
Acquisition and integration related transaction expenses	—	—	—	—	(1.5)	(1.5)
Depreciation and amortization	(12.4)	(1.8)	(1.6)	(8.3)	(0.9)	(25.0)
Segment operating income (loss)	(6.3)	7.9	5.2	(12.1)	(16.6)	(21.9)

Net operating loss						$(21.9)

Total capital expenditures for the six months ended June 30, 2021	$4.2	$1.9	$1.8	$4.8	$0.8	$13.5

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Total revenue
UK	$55.8	$29.9	$101.4	$40.8
Greece	5.5	3.9	11.2	6.2
Rest of world	10.0	7.7	19.3	17.3
Total	$71.3	$41.5	$131.9	$64.3

UK revenue includes revenue from customers headquartered in the UK, but whose revenue is generated globally.

Geographic information of our non-current assets excluding goodwill is set forth below:

	June 30, 2022	December 31, 2021
	(in millions)
UK	$87.0	$90.0
Greece	8.9	11.6
Rest of world	17.7	21.0
Total	$113.6	$122.6

Software development costs are included as attributable to the market in which they are utilized.

18.	Customer Concentration

During the three months ended June 30, 2022, one customer represented at least 10% of the Company’s revenues, accounting for 13% of the Company’s revenues. This customer was served by the Virtual Sports and Interactive segments. During the three months ended June 30, 2021, no single customers represented at least 10% of the Company’s revenues.

During the six months ended June 30, 2022, one customer represented at least 10% of the Company’s revenues, accounting for 13% of the Company’s revenues. This customer was served by the Virtual Sports and Interactive segments. During the six months ended June 30, 2021, one customer represented at least 10% of the Company’s revenues, accounting for 11% of the Company’s revenues. This customer was served by the Virtual Sports and Interactive segments.

At June 30, 2022 and December 31, 2021, there were no single customers that represented at least 10% of accounts receivable.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual future results could differ materially from the historical results discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those referenced in the section titled “Risk Factors” included elsewhere in this report.

Forward-Looking Statements

We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For definitions of the term Forward-Looking Statements, see the definitions provided in the Cautionary Note Regarding Forward-Looking Statements at the start of this Quarterly Report on Form 10-Q for the period ended June 30, 2022.

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

COVID-19 Update

For the six months period ended June 30, 2021, all land-based operations were either subject to lockdown or social distancing restrictions were in place, therefore year on year comparisons may not be meaningful due to the COVID-19 impacts.

There have been no COVID-19 restrictions in the United Kingdom since July 2021 and social distancing measures throughout Greece and Italy are no longer in force as of June 2022, however, uncertainty remains as to the continuing impact of COVID-19 on the global economy. We continue to protect our existing available liquidity by pro-actively managing capital expenditures and working capital as well as identifying both immediate and longer-term opportunities for cost savings.

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

For the three and six months ended June 30, 2022, we derived approximately 77% and 76% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), respectively, 8% and 9% from Greece, respectively, and the remaining 15% across the rest of the world. During the three and six months ended June 30, 2021, we derived approximately 72% and 64%, 9% and 10%, 19% and 26% of our revenue from those regions, respectively.

As of June 30, 2022, our non-current assets (excluding goodwill) were attributable as follows: 76% to the UK, 8% to Greece and 16% across the rest of the world.

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

During the three and six months ended June 30, 2022, we derived approximately 23% and 24% of our revenue from sales to customers outside the UK (see caveat above), respectively, compared to 28% and 36% during the three and six months ended June 30, 2021, respectively.

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

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the periods ended June 30, 2022 and June 30, 2021, the average GBP:USD rates were for the three-month period 1.26 and 1.40, respectively, and for the six-month period 1.29 and 1.39, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three and six-month periods ended June 30, 2022, compared to the same period in 2021; and

●	a discussion and analysis of the results of operations for each of the Company’s segments (Gaming, Virtual Sports, Interactive and Leisure) for the three and six-month periods ended June 30, 2022, compared to the same period in 2021, including KPI analysis.

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

Overall Company Results

Three and Six Months ended June 30, 2022, compared to Three and Six Months ended June 30, 2021

	For the Three-Month		Variance				For the Six-Month		Variance
	Period ended		2022 vs 2021				Period ended		2022 vs 2021
(In millions)	June 30, 2022	June 30, 2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	June 30, 2022	June 30, 2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$64.8	$37.5	$(7.4)	$34.7	92.5%	72.7%	$121.8	$54.6	$(9.2)	$76.4	139.9%	122.9%
Product	6.5	4.0	(0.7)	3.2	81.0%	63.9%	10.1	9.7	(0.8)	1.2	12.3%	4.2%
Total revenue	71.3	41.5	(8.1)	37.9	91.4%	71.8%	131.9	64.3	(10.0)	77.6	120.6%	105.1%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(11.7)	(8.0)	1.3	(5.0)	61.7%	45.3%	(23.5)	(10.1)	1.7	(15.1)	149.1%	131.7%
Cost of Product	(4.4)	(2.7)	0.5	(2.2)	82.0%	64.4%	(6.5)	(5.9)	0.5	(1.1)	19.3%	10.4%
Selling, general and administrative expenses	(29.3)	(25.1)	3.5	(7.7)	30.7%	16.8%	(56.1)	(38.9)	4.2	(21.5)	55.2%	44.2%
Stock-based compensation	(2.6)	(3.4)	0.3	0.4	(13.0)%	(22.2)%	(5.4)	(4.8)	0.4	(1.0)	21.1%	12.7%
Acquisition and integration related transaction expenses	(0.1)	(0.1)	(0.0)	0.1	(61.4)%	(31.2)%	(0.2)	(1.5)	0.0	1.3	(85.1)%	(85.9)%
Depreciation and amortization	(9.8)	(11.9)	1.0	1.1	(9.2)%	(17.7)%	(19.9)	(25.0)	1.3	3.8	(15.1)%	(20.5)%
Net operating Income (Loss)	13.4	(9.7)	(1.6)	24.6	(254.3)%	(237.6)%	20.3	(21.9)	(1.8)	43.9	(200.7)%	(192.7)%
Other income (expense)
Interest expense, net	(6.0)	(22.1)	0.7	15.4	(69.8)%	(72.8)%	(12.5)	(30.7)	0.9	17.3	(56.5)%	(59.2)%
Change in fair value of warrant liability	-	(10.5)	0.1	10.4	(100.0)%	(100.0)%	-	(13.5)	0.1	13.4	(100.0)%	(100.0)%
Profit on disposal of trade & assets	-	-	-	-	N/A	N/A	0.9	-	0.0	0.9	N/A	N/A
Other finance income (expense)	0.3	(1.2)	(0.0)	1.5	(127.7)%	(124.6)%	0.6	5.2	(0.0)	(4.6)	(87.9)%	(88.6)%
Total other income (expense), net	(5.7)	(33.8)	0.7	27.4	(81.2)%	(83.1)%	(11.0)	(39.0)	1.0	27.0	(69.6)%	(71.8)%
Net Income (loss) from continuing operations before income taxes	7.7	(43.5)	(0.9)	52.0	(119.8)%	(117.6)%	9.3	(60.9)	(0.7)	70.9	(116.9)%	(115.3)%
Income tax expense	(0.2)	(0.3)	(0.0)	0.1	(32.3)%	(36.7)%	(0.3)	0.4	(0.0)	(0.7)	(198.8)%	(180.2)%

Net Income (Loss)	$7.5	$(43.8)	$(0.9)	$52.1	(119.1)%	(117.0)%	$9.0	$(60.5)	$(0.8)	$70.3	(116.5)%	(114.9)%

Exchange Rate - $ to £	1.26	1.40					1.29	1.39

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue

Consolidated Reported Revenue by Segment

●	VAT-related revenue for the three-month ended June 30, 2022, was $0.1 million, for the three-month ended June 30, 2021, was zero.

●	VAT-related revenue for the six-month ended June 30, 2022, was $1.0 million, for the six-month ended June 30, 2021, was $3.1 million.

“VAT-related revenue” are payments from UK customers related to our contractual revenue share of their value-added tax rebate.

For the three and six months ended June 30, 2022, revenue on a functional currency (at constant rate) basis increased by $37.9 million, or 91%, and $77.6 million, or 121%, respectively.

For the three-month period, Leisure and Gaming revenue grew by $17.7 million and $12.2 million, respectively, primarily due to COVID-19 related closures and restrictions in prior year. Virtual Sports and Interactive grew by $7.3 million and $0.7 million, respectively, with the Virtuals Sports increase split by Online $6.0 million and Retail $1.3 million.

For the six-month period, Leisure and Gaming revenue grew by $37.6 million and $26.2 million, respectively, due to COVID-19 related closures and restrictions in prior year. Virtual Sports and Interactive grew by $13.0 million and $0.9 million, respectively, with the Virtuals Sports increase split by Online $9.2 million and Retail $3.8 million.

Cost of Sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, for the three and six months ended June 30, 2022, increased by $7.2 million, or 67%, and $16.2 million, or 101%, respectively. For the three-month period, the increase was attributable to Cost of Service of $5.0 million due to COVID-19 related closures in the prior period, and a $2.2 million increase in Cost of Product. For the six-month period, the increase was driven by Cost of Service of $15.1 million due to COVID-19 related closures in the prior period, and a $1.1 million increase in Cost of Product.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses for the three and six months ended June 30, 2022 increased by $7.7 million, or 31%, and $21.5 million, or 55%.

The three and six-month increase was driven primarily by the increase in staff cost of $9.1 million and $22.0 million, respectively, due to the return of furloughed staff and return of full pay for the current period. This was partly offset by a $1.2 million cost in the prior period from the provision following settlement with the Italian Tax Authorities in respect of an audit for the period 2015-2017 in respect of the historic VAT treatment of supplies.

Stock-based compensation

During the three and six months ended June 30, 2022, the Company recorded expenses of $2.6 million and $5.4 million, respectively, compared to expenses of $3.4 million and $4.8 million, respectively, for the three and six months ended June 30, 2021. All expenses related to outstanding awards but the three and six months ended June 30, 2021, included $1.4 million of shares that fully vested on date of grant.

Acquisition and integration related transaction expenses

During the three and six months ended June 30, 2022, the Company recorded expenses of $0.1 million and $0.2 million, respectively, compared to expenses of $0.1 million and $1.5 million, respectively, for the three and six months ended June 30, 2021.

All expenses in the current year were integration costs in relation to the Sportech Lotteries, LLC acquisition. All expenses in the previous year were integration costs in relation to the Company’s acquisition of Gaming Technology Group of Novomatic UK Ltd., a division of Novomatic Group.

Depreciation and amortization

Depreciation and amortization decreased for the three and six-month period by $1.1 million and $3.8 million, respectively, due to a decrease in software amortization, as software was fully amortized.

Net operating income/(loss)

During the three-month period, net operating income was $13.4 million, an increase of $24.6 million. For the six-month period, net operating income was $20.3 million, an increase of $43.9 million. These increases were attributable primarily to the increases in revenue driven by the COVID-19 closures and restrictions in 2021, as well as growth in online revenue and the decrease in depreciation.

Interest expense, net

Interest expense, net decreased by $15.4 million in the three-month period ended June 30, 2022. This decrease was due primarily to the refinancing in the previous year and the $14.4 million write off of debt fees relating to the previous debt. The refinancing has also provided savings in debt interest of $1.0 million and lower debt fee amortization of $0.3 million.

Interest expense, net decreased by $17.3 million in the six-month period ended June 30, 2022 which again was due to the refinancing in the previous year with savings due to lower debt interest of $1.3 million, lower debt fee amortization of $0.9 million and the $14.4 million write off of debt fees relating to the previous debt. Savings were also seen on revolver interest of $0.2 million and currency movements of $0.4 million.

Change in fair value of warrant liability

With the expiration of the warrants on December 23, 2021, the liability and the requirement to restate to fair value ceased to exist. For the three and six months ended June 30, 2021, the change in fair value of the warrant liability resulted in losses of $10.5 million and $13.5 million, respectively.

Gain on disposal of business

For the six-months ended June 30, 2022, gain on disposal of business was $0.9 million due to the sale of part of our Italian Gaming operations (see Gaming key events for more information).

Other finance income

Other finance income for the three and six months ended June 30, 2022, were credits of $0.3 million and $0.6 million, respectively. This compares to a $1.2 million charge and a $5.2 million credit for the three and six months ended June 30, 2021. The year-on-year movements relate solely to the retranslation of the principal balance of our senior debt facilities in place in the previous year.

Income tax expense

Our effective tax rate for the three and six months ended June 30, 2022 was (2.6%) and (3.2%), respectively, compared to 0.7% and (0.6%) for the three and six months ended June 30, 2021, respectively.

Net Income/ (loss)

During the three-month period, net income was $7.5 million, an increase of $52.1 million, primarily due to an increase in net operating income ($24.6 million), a decrease in both interest expense, net ($15.4 million) and the change in fair value of warrant liability ($10.4 million), and an increase in other finance income ($1.5 million).

During the six-month period, net income was $9.0 million, an increase of $70.3 million, primarily due to an increase in net operating income ($43.9 million), a decrease in interest expense, net ($17.3 million) and the change in fair value of warrant liability ($13.4 million) and a decrease in other finance income ($4.6 million).

Segment Results (for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021)

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

Gaming, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	Jun 30,	Jun 30,	2022 vs 2021		Jun 30,	Jun 30,	2022 vs 2021
Gaming	2022	2021		%	2022	2021		%

End of period installed base (# of terminals)	34,806	32,203	2,603	8.1%	34,806	32,203	2,603	8.1%
Total Gaming - Average installed base (# of terminals)	34,774	31,868	2,907	9.1%	34,733	31,688	3,045	9.6%
Participation - Average installed base (# of terminals)	31,249	29,180	2,069	7.1%	31,335	29,372	1,963	6.7%
Fixed Rental - Average installed base (# of terminals)	3,525	2,687	838	31.2%	3,399	2,316	1,083	46.7%
Service Only - Average installed base (# of terminals)	18,113	21,515	(3,402)	(15.8)%	18,014	21,626	(3,613)	(16.7)%
Customer Gross Win per unit per day (1) (2) (3)	£90.9	£47.2	£43.6	92.3%	£88.8	£23.9	£64.9	271.9%
Customer Net Win per unit per day (1) (2) (3)	£66.6	£36.7	£29.9	81.5%	£65.0	£18.5	£46.5	250.7%
Inspired Blended Participation Rate	5.7%	6.0%	(0.3)%	(4.4)%	5.7%	6.0%	(0.3)%	(5.4)%
Inspired Fixed Rental Revenue per Gaming Machine per week (2)	£49.1	£16.6	£32.6	N/A	£46.1	£9.7	£36.5	377.6%
Inspired Service Rental Revenue per Gaming Machine per week (2)	£4.5	£4.1	£0.4	10.8%	£4.6	£2.4	£2.2	89.0%
Gaming Long term license amortization (£‘m)	£1.2	£1.2	£(0.1)	(4.5)%	£2.4	£2.5	£(0.2)	(6.0)%
Number of Machine sales	559	396	163	41.2%	878	878	0	0.0%
Average selling price per terminal	£8,257	£5,449	£2,808	51.5%	£7,719	£6,270	£1,449	23.1%

(1)	Includes all SBG terminals in which the Company takes a participation revenue share across all territories.

(2)	Includes all days of the year, including the days during which the Gaming terminals were not operating due to COVID-19 closures.

(3)	Includes circa 2,500 of lottery terminals (zero in the prior year) where the share is on handle instead of net win.

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

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2022 vs 2021		June 30,	June 30,	2022 vs 2021
(In £ millions)	2022	2021		%	2022	2021		%
Gaming Recurring Revenue
Total Gaming Revenue	£20.3	£11.6	£8.7	75.1%	£38.2	£19.4	£18.8	96.9%

Gaming Participation Revenue	£10.9	£6.0	£4.9	80.7%	£21.0	£6.2	£14.8	239.4%
Gaming Other Fixed Fee Recurring Revenue	£3.2	£1.6	£1.7	106.3%	£6.3	£1.8	£4.5	249.8%
Gaming Long-term license amortization	£1.2	£1.2	(£0.0)	(0.5)%	£2.4	£2.5	(£0.1)	(4.5)%
Total Gaming Recurring Revenue *	£15.3	£8.8	£6.5	74.2%	£29.7	£10.5	£19.2	183.0%
Gaming Recurring Revenue as a % of Total Gaming Revenue †	75.3%	75.8%	(0.4)%		77.7%	54.0%	23.6%

Total Gaming excluding VAT-related revenue	£20.2	£11.6			£37.4	£17.1
Gaming Recurring Revenue as a % of Total Gaming Revenue (excluding VAT-related revenue)	75.6%	75.8%			79.3%	61.3%

*	Does not reflect VAT-related revenue.

†

Total Gaming Revenue for the six-month period ended June 30, 2022, includes the £0.8 million for VAT-related revenue, which is not reflected in Gaming Recurring Revenue for that period. Excluding VAT-related revenue, Gaming Recurring Revenue was 79.3% of Total Gaming Revenue for such period. For the three-month period there was £0.1 million VAT- related revenue, Gaming Recurring Revenue was 75.7% of Total Gaming Revenue for such period.

Note – For the six-months ending June 30, 2022, there has been some recharacterization between Gaming Participation Revenue and Other Fixed fee revenue to ensure consistency with similar items across the Group. No changes to prior year.

In the table above:

“Gaming Participation Revenue” includes our share of revenue generated from (i) our Gaming terminals placed in gaming and lottery venues; and (ii) licensing of our game content and intellectual property to third parties.

“Gaming Other Fixed Fee Recurring Revenue” includes service revenue in which the Company earns a periodic fixed fee on a contracted basis.

“Gaming Long term license amortization” – see the definition provided above.

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

	For the Three-Month Period ended		Variance			For the Six-Month Period ended		Variance
(In millions)	June 30, 2022	June 30, 2021	2022 vs 2021		Total Functional Currency %	June 30, 2022	June 30, 2021	2022 vs 2021		Total Functional Currency %

Service Revenue:
UK LBO	$9.9	$8.2	$1.7	21.1%	35.0%	$20.1	$8.8	$11.3	128.2%	134.7%
UK VAT - Related Income	0.1	-	$0.1	NA	NA	1.0	3.1	$(2.1)	(66.9)%	(65.5)%
UK Other	3.1	1.3	1.8	141.4%	169.1%	6.1	1.4	4.7	347.4%	455.6%
Italy	0.6	0.2	0.4	193.3%	226.7%	1.3	0.3	1.0	339.7%	371.4%
Greece	4.4	3.1	1.3	41.6%	57.9%	9.2	4.8	4.4	91.2%	104.9%
Rest of the World	0.1	0.0	0.1	16199.2%	17855.2%	0.4	0.0	0.3	1158.6%	1212.7%
Lotteries	1.3	-	1.3	NA	NA	2.6	-	2.6	NA	NA

Total Service revenue	$19.6	$12.8	$6.8	53.2%	70.8%	$40.7	$18.4	$22.3	120.9%	136.6%

Exchange Rate - $ to £	1.26	1.40				1.30	1.39

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming, key events

Total Gaming Customer Gross Win per unit per day (in our functional currency, GBP) for the three-months ended June 30, 2022, increased by £43.63 or 92% to £90.87, and for the six-months ended June 30, 2022, there was an increase of £64.92 or 272% to £88.80. The majority of the increase is driven by retail venues being closed fully during the first quarter of 2021 and part of the second quarter as a result of COVID-19 restrictions, another factor being our first two quarters recognizing the newly acquired lottery business, which includes circa 2,500 of lottery terminals (zero in the prior year) where the share is on handle instead of net win and achieves Gross Win per unit per day figures above the average of the remaining Gaming sector.

The overall participation rate for our installed base decreased from 6.0% in the quarter ended June 30, 2021, to 5.7% in 2022, metrics were the same for the half year. The decrease was due mainly to the new lottery business, which delivers high gross win values at lower participation terms than the average of the remaining Gaming sector.

The lottery business operates close to 2,500 terminals in various locations and has an agreement for the supply of these terminals until March 9, 2035. The first half of trading delivered $2.6 million of participation revenue split evenly over the first and second quarters.

Inspired rolled out its new content across the UK LBO estate during the months of April and May, 2022, which has resulted in Gaming Customer Gross Win per unit per day increasing by an average 5.5% from the first quarter to the second.

During the period, Inspired upgraded its Non LBO UK gaming estate with the installation of over 200 “Flex” and over 300 “Prismatic” terminals through a combination of outright sales and lease agreements. These sales were split evenly across the first two quarters of the year. In the Dutch gaming market, Inspired continued its strong relationship with a major customer, delivering outright sales of over 100 digital terminals. These were split evenly across the first two quarters. In the UK market, Inspired installed circa 180 “Sabre Hydra” terminals into casino venues which completed the full machine order of over 200 machines with a major customer. These were split circa 60 in the first quarter and circa 120 in the second quarter. In the North America market, Inspired sold circa 90 “Valor” terminals across a number of customers in Illinois, these were split circa 40 in the first quarter and 50 in the second quarter. This takes the total since launch in December 2019 to over 800.

During the period, Inspired secured its second machine order from Western Canada Lottery Corporation (WCLC), our second jurisdiction in North America. Inspired expects to deliver a further 700 “Valor” terminals in the fourth quarter 2022.

During the period, we delivered the final 308 “Valor” terminals of a total 500-terminal award to OPAP in the Greek market. These machines carry an upfront license fee. The terminals will be fully deployed by the end of third quarter 2022 and will take Inspired’s total contracted number of machines to 9,440.

In the Italian market, from January 1, 2022, Inspired has transitioned to a content and platform supplier only model, driving significant operating expense savings. Inspired sold a large portion of its business to a major machine operator, including customer contracts and “in country” staff.

Gaming, Results of Operations

	For the Three-Month		Variance				For the Six-Month		Variance
	Period ended		2022 vs 2021				Period ended		2022 vs 2021
(In millions)	June 30, 2022	June 30, 2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	June 30, 2022	June 30, 2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$19.6	$12.8	$(2.3)	$9.1	70.8%	53.2%	$40.7	$18.4	$(2.9)	$25.2	136.6%	120.9%
Product	5.9	3.4	($0.6)	$3.1	91.2%	73.2%	8.9	8.6	$(0.7)	1.0	11.4%	3.6%
Total revenue	25.5	16.2	(2.9)	12.2	75.1%	57.4%	49.6	27.0	(3.6)	26.2	96.9%	83.7%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(4.4)	(3.6)	$0.5	(1.2)	34.5%	20.6%	(9.1)	(4.2)	$0.6	(5.5)	131.1%	118.1%
Cost of Product	(4.0)	(2.4)	$0.4	(2.0)	82.7%	69.4%	(5.8)	(5.3)	$0.5	(0.9)	17.6%	9.2%
Total cost of sales	(8.4)	(6.0)	0.9	(3.3)	53.9%	39.9%	(14.9)	(9.5)	1.0	(6.4)	67.4%	56.9%

Selling, general and administrative expenses	(7.7)	(6.7)	$0.8	(1.8)	27.6%	15.4%	(14.5)	(10.8)	$1.0	(4.8)	44.4%	34.8%

Stock-based compensation	(0.3)	(0.4)	$0.2	(0.1)	34.1%	(25.0)%	(0.6)	(0.6)	$0.1	(0.1)	16.2%	0.0%

Acquisition and integration related transaction expenses	-	-	$0.0	(0.0)	N/A	N/A	(0.1)	-	$0.0	(0.1)	N/A	N/A

Depreciation and amortization	(4.3)	(5.8)	$0.5	1.0	(17.2)%	(25.9)%	(8.9)	(12.4)	$0.6	2.9	(23.1)%	(28.2)%

Net operating Income (Loss)	$4.8	$(2.7)	$(0.5)	$8.0	(312.5)%	(282.1)%	$10.6	$(6.3)	$(0.8)	$17.7	(283.6)%	(269.3)%

Profit on disposal of trade & assets	-	-	-	-	N/A	N/A	0.9	-	$(0.1)	1.0	N/A	N/A

Net Income (Loss)	$4.8	$(2.7)	$(0.5)	$8.0	(312.5)%	(282.1)%	$11.5	$(6.3)	$(0.9)	$18.7	(299.0)%	(283.6)%

Exchange Rate - $ to £	1.26	1.40					1.30	1.39

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

Gaming Revenue

During the three and six-month period, Gaming revenue increased by $12.2 million, or 75%, and $26.2 million, or 97%, respectively. For the three-month period, $9.1 million was driven by Service revenue and $3.1 million from an increase in Product revenue. For the six-month period, $25.2 million was driven by Service revenue, and $1.0 million from an increase in Product revenue.

For the three-month period, the increase in Gaming Service revenue was driven by $5.2 million from the UK market, $1.7 million from the Greek market and $0.5 million from the Italian market, all due to them being open for the entire period compared to the prior period when the majority of the UK estate, all Greece retail venues and all Italy retail venues were shut for some of the period and had restrictions for the remaining. $1.5 million of the increase was due to the addition of the new Lotteries market, $0.2 million from the Rest of the World and $0.1 million of VAT-related revenue.

For the six-month period, the increase in Gaming Service revenue was driven by $18.1 million from the UK market, $5.0 million from the Greek market and $1.1 million from the Italian market, all due to them being open for the entire period compared to the prior period when the majority of the UK estate, all Greece retail venues and all Italy retail venues were shut for some of the period and had restrictions for the remaining. $2.8 million of the increase was due to the addition of the new Lotteries market and $0.4 million from the Rest of the World. This was offset by lower VAT-related income of $2.1 million.

Product revenue increased in the three-month period by $3.1 million. This increase was primarily driven by higher Product sales of $3.2 million in the UK from Flex sales and spare sales.

Product revenue increased in the six-month period by $1.0 million. This increase was primarily driven by higher Product sales of $3.0 million in the UK from Flex sales and spare sales, partly offset by lower Product sales in North America of $1.7 million.

Gaming Operating Income

Operating income increased during the three-month period by $8.0 million and for the six-month period by $17.7 million.

The increase in Operating income in the three and six-month period was primarily due to the increase in revenues of $12.2 million and $26.2 million, respectively, and a decrease in depreciation of $1.0 million and $2.9 million, respectively, primarily due to the decrease in software amortization as software became fully amortized. This was partially offset by an increase of Cost of sales of $3.3 million and $6.4 million, respectively, and an increase of $1.8 million and $4.8 million, respectively, in SG&A as staff returned from furlough or to full salary.

Gaming Net Income

For the three-month period, Net income and net operating income were the same.

For the six-month period, Net income increased by $18.7 million from a loss of $6.3 million to an income of $11.5 million. This was due to the increase in operating income and a $0.9 million profit from the disposal of trade and assets from the sale of part of the Italian VLT operations (see Gaming key events for more information).

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

Virtual Sports, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	Jun 30,	Jun 30,	2022 vs 2021		Jun 30,	Jun 30,	2022 vs 2021
Virtuals	2022	2021		%	2022	2021		%

No. of Live Customers at the end of the period	63	60	3	5.0%	63	60	3	5.0%
Average No. of Live Customers	62	59	3	4.5%	62	59	3	4.5%
Total Revenue (£‘m)	£11.1	£5.9	£5.3	89.8%	£19.8	£10.4	£9.4	89.8%
Total Revenue £‘m - Retail	£2.4	£1.5	£0.9	62.2%	£4.8	£2.1	£2.7	129.0%
Total Revenue £‘m - Online Virtuals	£8.7	£4.3	£4.3	99.4%	£15.0	£8.3	£6.6	79.8%

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

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2022 vs 2021		June 30,	June 30,	2022 vs 2021
(In £ millions)	2022	2021		%	2022	2021		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£11.1	£5.9	£5.3	89.8%	£19.8	£10.4	£9.4	89.8%

Recurring Revenue - Retail Virtuals	£2.3	£1.4	£0.9	62.5%	£4.5	£1.9	£2.6	137.4%
Recurring Revenue - Online Virtuals	£8.7	£4.2	£4.4	104.9%	£15.0	£8.1	£6.8	83.8%
Total Virtual Sports Long-term license amortization	£0.1	£0.2	£(0.1)	(32.0)%	£0.3	£0.3	£(0.0)	(9.3)%
Total Virtual Sports Recurring Revenue	£11.1	£5.8	£5.2	90.1%	£19.8	£10.4	£9.4	90.8%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	99.7%	99.5%	0.2%		100.0%	99.4%	0.5%

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

Virtual Sports, key events

During the six months ended June 30, 2022, we launched Virtual Plug & Play (VPP) with Napoleon Sports (Belgium) in the first quarter and Virtual Horse racing with the DC Lottery into both lottery locations and on to the DC Lottery online platform in the second quarter.

During the six-month period, we signed a new contract with Scientific Games for Virtual Sports content to be sold to Netherlands Lottery (NLO) which will be launched later in 2022.

During the six-month period, we signed a new contract with Goldbet covering the provision of Virtual Sports into both their retail and online channels in Italy.

During the six-month period, we signed a long-term extension to our contract with BetFred covering the provision of Virtual Sports into their retail LBO estate in the UK. In addition, we signed contract term extensions with Bet Victor, Sisal (Italy), Niké, spol. s r.o (Slovakia) and additional territories were added to our contract with Kaizen Gaming.

Virtual Sports, Results of Operations

	For the Three-Month		Variance				For the Six-Month		Variance
	Period ended		2022 vs 2021				Period ended		2022 vs 2021
(In millions)	June 30, 2022	June 30, 2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	June 30, 2022	June 30, 2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Service Revenue	$14.0	$8.2	$(1.5)	$7.3	89.8%	71.2%	$25.6	$14.5	$(1.9)	$13.0	89.8%	76.5%

Cost of Service	(0.6)	(0.5)	0.1	(0.2)	42.4%	25.0%	(1.2)	(0.8)	0.1	(0.5)	65.1%	54.2%

Selling, general and administrative expenses	(1.4)	(2.7)	0.2	1.1	(41.9)%	(48.0)%	(3.0)	(3.8)	0.3	0.5	(13.4)%	(20.4)%

Stock-based compensation	(0.2)	(0.1)	(0.0)	(0.1)	59.5%	100.0%	(0.3)	(0.2)	(0.0)	(0.1)	35.3%	50.0%

Depreciation and amortization	(0.7)	(0.7)	0.1	(0.1)	11.3%	0.0%	(1.3)	(1.8)	0.1	0.4	(22.8)%	(27.8)%

Net operating Income (Loss)	$11.1	$4.2	$(1.2)	$8.1	194.8%	164.5%	$19.8	$7.9	$(1.5)	$13.3	167.7%	149.0%

Exchange Rate - $ to £	1.26	1.40					1.29	1.39

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

Virtual Sports revenue

During the three and six-month periods, revenue increased by $7.3 million, or 90%, and $13.0 million, or 90% respectively. These increases were driven by $6.0 million and $9.2 million increases in Online Virtuals, respectively, primarily driven by the growth from our existing online customers, as well as increases in recurring Retail Virtuals of $1.2 million and $3.7 million, respectively, due to retail venues being open for the whole of the period compared to the prior period.

Virtual Sports operating income

Operating income increased by $8.1 million during the three-month period and by $13.3 million in the six-month period.

The increases in the periods were primarily due to the increase in revenue of $7.3 million in the three-month period and $13.0 million in the six month period, and the decrease in SG&A expenses of $1.1 million and $0.5 million, respectively, driven by a $1.2 million cost in the prior period from the provision following settlement with the Italian Tax Authorities in respect of an audit of the Italian Branch of Inspired Gaming (International) Limited for the period 2015-2017 in respect of the historic VAT treatment of supplies.

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

Interactive, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	Jun 30,	Jun 30,	2022 vs 2021		Jun 30,	Jun 30,	2022 vs 2021
Interactive	2022	2021		%	2022	2021		%

No. of Live Customers at the end of the period	118	100	18	18.0%	118	100	18	18.0%
Average No. of Live Customers	116	99	17	17.1%	114	96	18	18.2%
No. of Live Games at the end of the period	254	218	36	16.5%	254	218	36	16.5%
Average No. of Live Games	249	216	34	15.6%	244	211	33	15.7%
Total Revenue (£‘m)	£4.6	£4.2	£0.5	11.7%	£8.6	£7.9	£0.7	8.3%

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

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2022 vs 2021		June 30,	June 30,	2022 vs 2021
(In £ millions)	2022	2021		%	2022	2021		%
Interactive Recurring Revenue
Total Interactive Revenue	£4.6	£4.2	£0.5	11.7%	£8.6	£7.9	£0.7	8.3%

Total Recurring Revenue - Interactive	£4.6	£4.2	£0.5	11.7%	£8.6	£7.9	£0.7	8.3%
Interactive Recurring Revenue as a Percentage of Total Interactive Revenue	100.0%	100.0%	0.0%		100.0%	100.0%	0.0%

Interactive, key events

During the six-month period ended June 30, 2022, we undertook 11 new brand launches, five during the first quarter 2022, and six during the second quarter of 2022, with Netherlands Lottery going live in April. We expanded territories in Ontario with Bet365, BetMGM and Gamesys along with DraftKings in New Jersey and Connecticut and Rush Street Interactive in Michigan. Also, we were awarded an Interactive Gaming Manufacturer Licence for Pennsylvania and launched in the second quarter of 2022.

We deployed 20 new games in the first half of the year, eight in first quarter of 2022 and twelve in the second quarter of 2022 including “Big Egyptian fortune”, “Big Wheel Bonus, “Catch of the Day”, “Tin Can Cash” and a new version of our branded game “Reel King – Reel LinKing”.

Loto-Quebec launched our first iLottery title with “Pharaon Reaction” in June 2022.

Interactive, Results of Operations

	For the Three-Month		Variance				For the Six-Month		Variance
	Period ended		2022 vs 2021				Period ended		2022 vs 2021
(In millions)	June 30, 2022	June 30, 2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	June 30, 2022	June 30, 2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Service Revenue	$5.8	$5.8	$(0.7)	$0.7	11.7%	(0.1)%	$11.1	$11.0	$(0.8)	$0.9	8.3%	1.0%

Cost of Service	(0.8)	(0.9)	0.1	0.1	(5.9)%	(13.9)%	(1.8)	(1.7)	0.1	(0.2)	12.8%	5.5%

Selling, general and administrative expenses	(1.9)	(1.3)	0.1	(0.7)	52.1%	42.7%	(3.3)	(2.3)	0.2	(1.2)	49.7%	42.4%

Stock-based compensation	(0.2)	(0.1)	0.0	(0.1)	110.0%	100.0%	(0.3)	(0.2)	0.0	(0.1)	70.8%	50.0%

Depreciation and amortization	(0.7)	(0.9)	0.1	0.1	(15.5)%	(22.2)%	(1.4)	(1.6)	0.1	0.1	(7.9)%	(12.5)%

Net operating Income (Loss)	$2.2	$2.6	$(0.4)	$0.1	3.1%	(13.1)%	$4.3	$5.2	$(0.4)	$(0.5)	(9.4)%	(16.6)%

Exchange Rate - $ to £	1.25	1.40					1.29	1.39

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

Interactive revenue

During the three and six-month periods, revenue increased by $0.7 million and $0.9 million, respectively, primarily driven by recurring revenue growth due to the consistent launch of new content across the estate, growth in the customer base in new, emerging and core markets and increased promotional activity through exclusive deals with tier-one customers.

Interactive operating income

Operating income increased in the three-month period by $0.1 million.

The increase was primarily due to an increase in revenue, offset by an increase in SG&A expenses ($0.7 million) driven by the investment in the segment to help drive revenues and staff returning from furlough and to full pay.

For the six-month period, operating income declined by $0.5 million.

This decrease was primarily due to an increase in Cost of Service ($0.2 million) and SG&A expenses ($1.2 million) driven by the investment in the segment to help drive revenues, partly offset by the increase in revenue and staff returning from furlough and to full pay.

Leisure

We typically generate revenue from our Leisure segment through the supply of our gaming and amusement machines. We receive rental fees for machines, typically on a long-term contract basis, on both a participation and fixed fee basis, with our newer digital pub machines typically contracted on a fixed fee basis. Our participation contracts are usually structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and any relevant regulatory levies) from gaming terminals placed in our customers’ facilities. We generally recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Leisure segment is principally driven by the number of customers we have, the number of gaming machines in operation, the net win performance of the machines and the net win percentage that we receive pursuant to our contracts with our customers.

Leisure, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	Jun 30,	Jun 30,	2022 vs 2021		Jun 30,	Jun 30,	2022 vs 2021
Leisure	2022	2021		%	2022	2021		%

End of period installed base Gaming machines (# of terminals)	10,682	11,723	(1,041)	(8.9)%	10,682	11,723	(1,041)	(8.9)%
Average installed base Gaming machines (# of terminals)	10,851	11,679	(828)	(7.1)%	11,053	11,655	(601)	(5.2)%
End of period installed base Other (# of terminals)	4,644	7,244	(2,600)	(35.9)%	4,644	7,244	(2,600)	(35.9)%
Average installed base Other (# of terminals)	5,424	7,188	(1,764)	(24.5)%	5,946	7,190	(1,244)	(17.3)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	6,148	5,895	253	4.3%	6,260	5,848	412	7.1%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	1,482	2,233	(750)	(33.6)%	1,616	2,234	(618)	(27.7)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	3,220	3,293	(73)	(2.2)%	3,170	3,316	(146)	(4.4)%
Inspired Leisure Revenue per Gaming Machine per week	£63.1	£24.4	£38.7	158.3%	£63.7	£12.2	£51.4	420.8%
Inspired Pub Digital Revenue per Gaming Machine per week	£68.8	£26.0	£42.7	164.1%	£67.4	£13.1	£54.4	416.5%
Inspired Pub Analogue Revenue per Gaming Machine per week	£38.3	£13.2	£25.1	190.6%	£38.8	£6.5	£32.3	495.4%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£91.5	£30.0	£61.5	205%	£89.4	£15.0	£74.4	495.5%
Inspired Other Revenue per Machine per week	£19.7	£4.7	£15.0	321.6%	£19.9	£2.3	£17.6	754.3%

Total Leisure Parks Revenue (Gaming and Non Gaming) (£‘m)	£9.0	£3.3	£5.7	173.5%	£11.5	£3.3	£8.2	250%

(1)	Motorway Service Area machines

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

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2022 vs 2021		June 30,	June 30,	2022 vs 2021
(In £ millions)	2022	2021		%	2022	2021		%
Leisure Recurring Revenue
Total Leisure Revenue	£20.7	£8.1	£12.6	157.0%	£35.3	£8.4	£26.9	318.6%

Total Leisure Recurring Revenue	£20.1	£7.6	£12.5	163.6%	£34.3	£7.6	£26.7	349.4%
Leisure Recurring Revenue as a Percentage of Total Leisure Revenue	97.2%	94.8%	2.4%		97.1%	90.4%	6.7%

Leisure, key events

Preparations for the 2022 Holiday Parks season began in earnest during the first quarter with a considerable influx of new machines delivered and installed across our customers’ estates. In addition, we have added five new parks to our portfolio in the first quarter. During the second quarter we had the Easter and summer half term holidays and saw strong performance in the holiday parks sector and preparations continued throughout the second quarter for the 2022 season.

In the Pubs sector we successfully renewed our contract with Greene King for a further three years and increased our share of the estate. We also signed a three-year extension with Mitchells and Butler.

‘Space Invaders’ ‘Cops ‘N’ Robbers Bank Buster’ and ‘Scorpion King’ were deployed across the pub estate during the second quarter and ‘Centurion’ ‘Gold Cash Freespins’ and ‘Party Time Pub Addition’ were deployed across the pub estate during the first quarter demonstrating our commitment to leveraging Inspired’s successful game portfolio for the pub sector.

Leisure, Results of Operations

	For the Three-Month		Variance				For the Six-Month		Variance
	Period ended		2022 vs 2021				Period ended		2022 vs 2021
(In millions)	June 30, 2022	June 30, 2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	June 30, 2022	June 30, 2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$25.4	$10.7	$(2.9)	$17.6	164.4%	137.0%	$44.4	$10.7	$(3.6)	$37.4	350.3%	315.9%
Product	0.6	0.6	(0.1)	0.1	21.8%	9.7%	1.2	1.1	(0.1)	0.2	18.4%	10.5%
Total revenue	26.0	11.3	(3.0)	17.7	157.0%	130%	45.6	11.8	(3.7)	37.6	318.6%	286.9%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(5.9)	(3.0)	0.7	(3.6)	120.6%	99%	(11.4)	(3.4)	0.9	(8.9)	260.0%	233.7%
Cost of Product	(0.4)	(0.3)	0.0	(0.2)	51.0%	43%	(0.7)	(0.6)	0.1	(0.2)	34.5%	20.1%
Total cost of sales	(6.3)	(3.3)	0.7	(3.7)	114.1%	93%	(12.1)	(4.0)	1.0	(9.1)	227.9%	203.5%

Selling, general and administrative expenses	(12.0)	(8.2)	1.4	(5.2)	63.3%	46%	(23.3)	(11.4)	1.8	(13.7)	120.9%	104.8%

Stock-based compensation	(0.1)	(0.1)	0.0	(0.0)	27.9%	(0)%	(0.3)	(0.2)	0.1	(0.2)	116%	25%

Depreciation and amortization	(3.5)	(4.1)	0.4	0.2	(4.9)%	(14.6)%	(7.2)	(8.3)	0.5	0.6	(6.6)%	(13.3)%

Net operating Income (Loss)	4.1	(4.4)	$(0.5)	$9.0	(208)%	(195)%	2.7	(12.1)	$(0.3)	$15.1	(125.5)%	(122.7)%

Exchange Rate - $ to £	1.26	1.40					1.29	1.40

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

Leisure Revenue

For the three and six-month period, revenue increased by $17.7 million, or 157%, and $37.6 million, or 319% respectively, as our business benefitted from no COVID-19 closures and fewer social distancing restrictions during both the periods.

Service revenue increased by $17.6 million and $37.4 million, respectively, driven by all markets being open for the whole of the period, particularly Holiday parks, Pubs, Motorway service areas and Bingo Halls.

Leisure Operating Income/ (Loss)

Operating income for the three-month period improved by $9.0 million, from a loss of $4.4 million to an income of $4.1 million. This was primarily due to the increase in revenue as venues reopened and COVID-19 restrictions were removed, as well as a reduction in depreciation and amortization of $0.2 million. This was partially offset by increases in Cost of sales ($3.7 million) and SG&A expenses ($5.2 million), due to staff returning from furlough and to full pay.

Operating income for the six-month period improved by $15.1 million, from a loss of $12.1 million to an income of $2.7 million. This was primarily due to the increase in revenue as venues reopened and COVID-19 restrictions were removed, as well as a reduction in depreciation and amortization of $0.6 million. This was partially offset by increases in Cost of sales ($9.1 million), and SG&A expenses ($13.7 million), due to staff returning from furlough and to full pay.

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

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Loss, to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA by segment for the Three and Six Months ended June 30, 2022

	For the Three-Month Period ended						For the Six-Month Period ended
(In millions)	June 30, 2022						June 30, 2022
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$7.5	$4.8	$11.1	$2.2	$4.1	$(14.7)	$9.0	$11.5	$19.8	$4.3	$2.7	$(29.3)

Items Relating to Legacy Activities:
Pension charges (1)	0.3					0.3	0.4					0.4

Items outside the normal course of business:
Acquisition and integration related transaction expenses (2)	0.1	0.1				-	0.2					0.2

Stock-based compensation expense	2.6	0.3	0.2	0.2	0.1	1.8	5.4	0.6	0.3	0.3	0.3	3.9

Depreciation and amortization	9.8	4.3	0.7	0.7	3.5	0.6	19.9	8.9	1.3	1.4	7.2	1.1
Interest expense net	6.0					6.0	12.5					12.5
Profit on disposal of trade & assets (5)	-	-				-	(0.9)	(0.9)				-
Other finance expenses / (income)	(0.3)					(0.3)	(0.6)					(0.6)
Income tax	0.2					0.2	0.3					0.3
Adjusted EBITDA	$26.1	$9.5	$12.0	$3.1	$7.7	$(6.2)	$46.2	$20.1	$21.4	$6.0	$10.2	$(11.5)

Adjusted EBITDA	£20.7						£35.7

Exchange Rate - $ to £ (6)	1.26						1.29

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Three and Six Months ended June 30, 2021

	For the Three-Month Period ended						For the Six-Month Period ended
(In millions)	June 30, 2021						June 30, 2021
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$(43.8)	$(2.7)	$4.2	$2.6	$(4.4)	$(43.5)	$(60.5)	$(6.3)	$7.9	$5.2	$(12.1)	$(55.2)

Items Relating to Legacy Activities:
Pension charges (1)	0.2					0.2	0.4					0.4

Items outside the normal course of business:
Acquisition and integration related transaction expenses (2)	0.1					0.1	1.5					1.5
Refinancing of Company Debt (3)	0.8					0.8	0.8					0.8
Italian tax related costs relating to prior years (4)	1.4		1.4			-	1.4		1.4			-

Stock-based compensation expense	3.4	0.4	0.1	0.1	0.1	2.7	4.8	0.6	0.2	0.2	0.2	3.6

Depreciation and amortization	11.9	5.8	0.7	0.9	4.1	0.4	25.0	12.4	1.8	1.6	8.3	0.9
Interest expense net	22.1					22.1	30.7					30.7
Change in fair value of warrant liability	10.5					10.5	13.5					13.5
Other finance expenses / (income)	1.2					1.2	(5.2)					(5.2)
Income tax	0.3					0.3	(0.4)					(0.4)
Adjusted EBITDA	$8.0	$3.5	$6.4	$3.6	$(0.2)	$(5.3)	$11.9	$6.7	$11.3	$7.0	$(3.6)	$(9.5)

Adjusted EBITDA	£5.7						£8.5

Exchange Rate - $ to £ (6)	1.40						1.40

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

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

(3)	In May 2021, the Company refinanced its debt. These are the one-off fees as a result of the refinancing.

(4)	“Italian tax related costs relating to prior years invoicing” relate to a settlement with the Italian Tax Authorities in respect of an audit for the period 2015-2017 in respect of the historic VAT treatment of supplies.

(5)	“Profit on disposal of trade & assets” In January 2022, the Company sold its Italian VLT business, including all terminals and other assets, staff costs and facilities and contracts to a non-connected party, recognizing a profit on this disposal.

(6)

Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Liquidity and Capital Resources

Six Months ended June 30, 2022, compared to Six Months ended June 30, 2021

	Six Months Ended		Variance
(in millions)	Jun 30,	Jun 30,
	2022	2021	2022 to 2021
Net profit/(loss)	$9.0	$(60.5)	$69.5
Amortization of debt fees	0.8	16.3	(15.5)
Change in fair value of derivative and warrant liabilities and stock-based compensation expense	5.8	19.3	(13.5)
Foreign currency translation on senior bank debt and cross currency swaps	0.0	(4.6)	4.6
Depreciation and amortization (incl RoU assets)	21.3	26.2	(4.9)
Other net cash (utilized)/generated by operating activities	(21.0)	(9.5)	(11.5)
Net cash provided by operating activities	15.9	(12.8)	28.7

Net cash (utilized)/generated in investing activities	(22.0)	(12.2)	(9.8)
Net cash (utilized)/generated by financing activities	(5.4)	1.0	(6.4)
Effect of exchange rates on cash	(4.5)	1.4	(5.9)
Net decrease in cash and cash equivalents	$(16.0)	$(22.6)	$6.6

Net cash provided by operating activities

For the six months ended June 30, 2022, net cash inflow provided by operating activities was $15.9 million, compared to a $12.8 million outflow for the six months ended June 30, 2021, representing a $28.7 million increase in cash generation. This increase was driven primarily by trading levels through increases in our online businesses and the worldwide trading restrictions in the six months ended June 30, 2021, resulting from the COVID-19 pandemic.

Amortization of debt fees decreased by $15.5 million, to $0.8 million, due to the reduction in the level of capitalized debt fees after May 2021 following the Company’s refinancing and the $14.4 million write off of the remaining debt fees from the previous financing arrangement.

Change in fair value of derivative and warrant liabilities and stock-based compensation expense decreased by $13.5 million, from $19.3 million to $5.8 million. Movements in the fair value of warrant liabilities decreased by $13.5 million and the charge relating to terminated cross currency swaps decreased by $0.6 million. These were partly offset by stock-based compensation expense increasing by $0.5 million.

Following the refinancing in May 2021, there has been no foreign currency translation on senior bank debt and cross currency swaps. In the six months ended June 30, 2021, the foreign currency translation on senior bank debt and cross currency swaps resulted in a loss of $4.6 million as a result of the movement in exchange rates during the period.

Depreciation and amortization decreased by $4.9 million, to $21.3 million, with reductions of $2.1 million in machine depreciation and $2.9 million in amortization of intangible assets.

Other net cash utilized by operating activities decreased by $11.5 million, to a $21.0 million outflow. Increases in inventory holding to reduce the risk of delaying machine builds due to non-supply of components and higher trading receivables due to the previous year having restricted trading as a result of the COVID-19 closures restricting trading resulted in adverse movements of $13.9 million and $5.6 million, respectively. Movement in accounts payable and accrual levels gave a $6.0 million outflow. These were offset by favorable movements in prepayments and accrued income of $6.4 million, interest accruals of $4.4 million and deferred revenue of $3.5 million.

Net cash (utilized)/generated in investing activities

Net cash utilized in investing activities increased by $9.8 million, to $22.0 million in the six months ended June 30, 2022. This was driven by higher spend on plant, property and equipment (a $6.1 million increase compared to 2021) and capitalized software (a $3.1 million increase compared to 2021) due to spending in the previous year being low as a result of the pandemic. The six months ended June 30, 2022 also included the final payment of $0.6 million related to the acquisition of Sportech Lotteries, LLC, which was acquired on December 31, 2021.

Net cash utilized/generated by financing activities

During the six months ended June 30, 2022, net cash utilized by financing activities was $5.4 million, $5.1 million of which related to the Company’s repurchasing of its common shares under the Share Repurchase Program in the second quarter and $0.3 million of which was for finance lease spend. During the six months ended June 30, 2021, financing activities generated $1.0 million of cash with a net $1.2 million from the refinancing in May 2021 after payment of associated fees less a spend of $0.2 million on finance leases.

Funding Needs and Sources

To fund our obligations, historically we have relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of June 30, 2022, we had liquidity consisting of $31.8 million in cash and cash equivalents and a further $24.3 million of undrawn revolver facility. This compares to $24.6 million of cash and cash equivalents as of June 30, 2021, with a further $27.6 million of revolver facilities undrawn. We had a working capital outflow of $20.9 million for the six months ended June 30, 2022, compared to a $9.4 million outflow for the six months ended June 30, 2021.

The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization as well as the seasonality evident in some of the businesses. In periods with minimal machine volumes and capital spend, our working capital is typically more stable. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are typically higher and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels which have been seen during 2021 following the COVID-19 closures, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Some of our business operations require cash to be held within the machines. As of June 30, 2022, $4.5 million of our $31.8 million of cash and cash equivalents were held as operational floats within the machines.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through September 2023.

Long Term and Other Debt

(In millions)	June 30, 2022		June 30, 2021
Cash held	£26.2	$31.8	£17.8	$24.6
Original principal senior debt	(235.0)	(285.4)	(235.0)	(324.7)
Cash interest accrued	(1.5)	(1.8)	(2.1)	(2.9)
Finance lease creditors	(2.1)	(2.5)	(1.4)	(1.9)
Total	£(212.4)	$(257.9)	£(220.7)	$(305.0)

Debt Covenants

Under our debt facilities in place as of June 30, 2022, we are not subject to covenant testing on the Senior Secured Notes. We are, however, subject to covenant testing at the level of Inspired Entertainment Inc., the ultimate holding company, on our Super Senior Revolving Credit Facility which requires the Company to maintain a maximum consolidated senior secured net leverage ratio of 6.25x on the test date for the relevant period ending June 30, 2021, stepping down to 6.0x on March 31, 2022, 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Financial Covenant does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at June 30, 2022 showed covenant compliance.

There were no breaches of the debt covenants in the periods ended June 30, 2022 or June 30, 2021.

Liens and Encumbrances

As of June 30, 2022, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Share Repurchases

The Board has authorized that the Company may use up to $25.0 million to repurchase Inspired common shares, subject to repurchases being effected on or before May 10, 2025. Management has discretion as to whether to repurchase shares of the Company and as of June 30, 2022, $5.1 million had been repurchased.

Contractual Obligations

As of June 30, 2022, our contractual obligations were as follows:

Contractual Obligations (in millions)	Total	Less than 1 yr	1-3 years	3-5 years	More than 5 yrs
Operating activities
Interest on long term debt	$89.8	$22.4	$44.9	$22.5	$-

Financing activities
Senior bank debt - principal repayment	285.4	-	-	285.4	-
Finance lease payments	2.5	1.0	1.1	0.4	-
Operating lease payments	8.8	2.7	3.2	1.3	1.6
Interest on non-utilisation fees	1.2	0.3	0.7	0.2	-
Total	$387.7	$26.4	$49.9	$309.8	$1.6

Off-Balance Sheet Arrangements

As of June 30, 2022, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

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

Interest Rate Risk

Following the Company’s refinancing in May 2021, the external borrowings of £235.0 million ($285.4 million) are provided at a fixed rate. Therefore movements in rates such as LIBOR do not impact on the current borrowings and the only fluctuation that is expected to be reported will be that solely caused by movements in the exchange rates between the Company’s functional currency and its reporting currency.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. Excluding intercompany balances, our Euro functional currency net assets total approximately $12.4 million and our US Dollar functional currency net liabilities total approximately $6.1 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of June 30, 2022, would result in favorable translation adjustment of approximately $1.2 million and an unfavorable translation adjustment of $0.6 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained gains earned in Euros and retained losses earned in US Dollars in the six months ended June 30, 2022, were €5.9 million and $3.8 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of June 30, 2022, would result in translation adjustments of approximately $0.6 million favorable and $0.3 million unfavorable, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results unfavorably by approximately $0.7 million and would result in unfavorable translation adjustments of approximately $6.9 million, recorded in other comprehensive loss.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022, due to the material weakness described in Item 9A of the Annual Report on Form 10-K filed with the SEC on March 31, 2022. Management have implemented additional controls designed to remediate this material weakness; however, these controls have not operated effectively over a sufficient period of time in order to conclude that the material weakness has been fully remediated.

Notwithstanding the identified material weakness and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

ITEM 1A. RISK FACTORS

Our business is subject to a high degree of risk. In addition to information set forth in this report, including the risk factors below, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021 (the “2021 Form 10-K”) and our Quarterly Report on Form 10-Q for our quarter ended March 31, 2022 (the “2022 Q1 Form 10-Q”). You should carefully read and assess all of these risk factors. Any of these risks could materially and adversely affect our business, operating results, financial condition and prospects, and cause the value of our common stock to decline, which could cause investors in our common stock to lose all or part of their investments. Other than as set forth below, which is an update to an existing risk factor, there have been no material changes to the risk factors previously disclosed in the 2021 Form 10-K and the 2022 Q1 Form 10-Q.

Global economic conditions could have an adverse effect on our business, stock price, operating results and financial condition.

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

●

The capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto.

Our stock price may decline due in part to the volatility of the stock market and any general economic turndown

In the future, we may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so;

●	We conduct transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates relative to the USD. Continued volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies could have a significant impact on our reported operating results and financial condition;

●	Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain could have an adverse effect on our costs, gross margins and profitability;

●	If operators or distributors of our products experience declining revenues or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, late retailer payments, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense;

●	If operators or distributors of our products experience severe financial difficulty, some may become insolvent and cease business operations, which could negatively affect the sale of our products to consumers; and

●	If contract manufacturers of our products or other participants in our supply chain experience difficulty obtaining financing in the capital and credit markets to purchase raw materials or to finance capital equipment and other general working capital needs, it may result in delays or non-delivery of shipments of our products.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The Company’s share repurchase activities for the three months ended June 30, 2022 were as follows(1):

Period	Number of shares purchased(2)	Average price paid per share(3)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs

April 1, 2022 to April 30, 2022	–	$–	–	$–
May 1, 2022 to May 31, 2022	136,376	$10.30	136,376	$23,598,399
June 1, 2022 to June 30, 2022	349,472	$10.67	349,472	$19,875,729
	485,848	$10.57	485,848	$19,875,729

(1)	On May 10, 2022, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of shares of the Company’s common stock (the “Share Repurchase Program”), exclusive of any fees, commissions or other expenses related to such repurchases, on or prior to May 10, 2025. The first repurchases under the Share Repurchase Program were made on May 24, 2022.

(2)	With respect to the total number of shares shown as repurchased during the quarter ended June 30, 2022, 477,643 shares were canceled and retired during such quarter and 8,205 shares in July 2022.

(3)	The average price paid per share includes commissions related to the repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

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

INSPIRED ENTERTAINMENT, INC.

Date: August 9, 2022		/s/ A. Lorne Weil
	Name:	A. Lorne Weil
	Title:	Executive Chairman
(Principal Executive Officer)

Date: August 9, 2022		/s/ Stewart F.B. Baker
	Name:	Stewart F.B. Baker
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

