Form 10-Q
period 2022-09-30
Inspired Entertainment, Inc.
filed 2022-11-09
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, there were 25,867,197 shares of the Company’s common stock issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$37.4	$47.8
Accounts receivable, net	27.5	31.7
Inventory, net	25.2	16.9
Prepaid expenses and other current assets	27.6	29.7
Corporate tax and other current taxes receivable	—	0.3
Total current assets	117.7	126.4

Property and equipment, net	41.8	50.9
Software development costs, net	32.5	35.6
Other acquired intangible assets subject to amortization, net	13.9	18.9
Goodwill	68.5	82.7
Operating lease right of use asset	8.0	10.1
Other assets	4.2	7.1
Total assets	$286.6	$331.7

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$24.4	$20.8
Accrued expenses	26.6	32.6
Corporate tax and other current taxes payable	4.7	12.3
Deferred revenue, current	4.6	7.7
Operating lease liabilities	2.7	3.3
Other current liabilities	2.9	3.9
Current portion of finance lease liabilities	1.0	0.9
Total current liabilities	66.9	81.5

Long-term debt	257.1	309.0
Finance lease liabilities, net of current portion	1.2	1.9
Deferred revenue, net of current portion	4.0	6.8
Operating lease liabilities	5.9	7.4
Other long-term liabilities	2.1	3.1
Total liabilities	337.2	409.7

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 25,912,781 shares and 26,433,562 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital	379.9	372.3
Accumulated other comprehensive income	54.4	43.8
Accumulated deficit	(484.9)	(494.1)
Total stockholders’ deficit	(50.6)	(78.0)
Total liabilities and stockholders’ deficit	$286.6	$331.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Service	$69.2	$68.7	$191.0	$123.3
Product sales	5.7	8.9	15.8	18.6
Total revenue	74.9	77.6	206.8	141.9

Cost of sales, excluding depreciation and amortization:
Cost of service	(14.2)	(13.8)	(37.7)	(23.9)
Cost of product sales	(3.9)	(4.7)	(10.4)	(10.6)
Selling, general and administrative expenses	(31.7)	(33.0)	(93.2)	(76.7)
Acquisition and integration related transaction expenses	(0.1)	—	(0.3)	(1.5)
Depreciation and amortization	(8.8)	(11.2)	(28.7)	(36.2)
Net operating income (loss)	16.2	14.9	36.5	(7.0)

Other (expense) income
Interest expense, net	(6.2)	(7.2)	(18.7)	(37.9)
Change in fair value of warrant liability	—	17.3	—	3.8
Gain on disposal of business	—	—	0.9	—
Other finance income	0.3	0.3	0.9	5.5

Total other income (expense), net	(5.9)	10.4	(16.9)	(28.6)

Income (loss) before income taxes	10.3	25.3	19.6	(35.6)
Income tax (expense) benefit	(0.1)	(0.3)	(0.4)	0.1
Net income (loss)	10.2	25.0	19.2	(35.5)

Other comprehensive (loss)/income:
Foreign currency translation gain (loss)	4.8	3.2	13.0	2.2
Change in fair value of hedging instrument	—	—	—	0.3
Reclassification of loss on hedging instrument to comprehensive income	0.1	0.3	0.5	1.3
Actuarial (losses) gains on pension plan	(6.2)	0.4	(2.9)	5.9
Other comprehensive (loss) income	(1.3)	3.9	10.6	9.7

Comprehensive income (loss)	$8.9	$28.9	$29.8	$(25.8)

Net income (loss) per common share – basic	$0.39	$1.10	$0.72	$(1.57)
Net income (loss) per common share – diluted	$0.35	$0.30	$0.66	$(1.57)

Weighted average number of shares outstanding during the period – basic	26,247,046	22,744,022	26,639,084	22,641,188
Weighted average number of shares outstanding during the period – diluted	28,845,331	25,763,351	29,308,455	22,641,188

Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(2.5)	$(3.8)	$(7.9)	$(8.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2022 TO SEPTEMBER 30, 2022

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2022	26,433,562	$—	$372.3	$43.8	$(494.1)	$(78.0)
Foreign currency translation adjustments	—	—	—	2.4	—	2.4
Actuarial gains on pension plan	—	—	—	0.7	—	0.7
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.2	—	0.2
Shares issued in settlement of RSUs	447,060	—	—	—	—	—
Stock-based compensation expense	—	—	2.7	—	—	2.7
Net income	—	—	—	—	1.5	1.5
Balance as of March 31, 2022	26,880,622	$—	$375.0	$47.1	$(492.6)	$(70.5)
Foreign currency translation adjustments	—	—	—	5.8	—	5.8
Actuarial gains on pension plan	—	—	—	2.6	—	2.6
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.2	—	0.2
Repurchase of common stock	(477,643)	—	—	—	(5.1)	(5.1)
Shares issued in settlement of RSUs	45,594	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	—	2.6	—	—	2.6
Net income	—	—	—	—	7.5	7.5
Balance as of June 30, 2022	26,448,573	$—	$377.4	$55.7	$(490.2)	$(57.1)
Foreign currency translation adjustments	—	—	—	4.8	—	4.8
Actuarial gains on pension plan	—	—	—	(6.2)	—	(6.2)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.1	—	0.1
Repurchase of common stock	(539,952)	—	—	—	(4.9)	(4.9)
Shares issued in settlement of RSUs	4,160	—	—	—	—	—
Stock-based compensation expense	—	—	2.5	—	—	2.5
Net income	—	—	—	—	10.2	10.2
Balance as of September 30, 2022	25,912,781	$—	$379.9	$54.4	$(484.9)	$(50.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2021 TO SEPTEMBER 30, 2021

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2021	22,430,475	$—	$324.6	$31.1	$(457.4)	$(101.7)
Foreign currency translation adjustments	—	—	—	(1.1)	—	(1.1)
Actuarial gains on pension plan	—	—	—	4.6	—	4.6
Change in fair value of hedging instrument	—	—	—	0.6	—	0.6
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.5	—	0.5
Shares issued in settlement of RSUs	163,732	—	—	—	—	—
Stock-based compensation expense	—	—	1.4	—	—	1.4
Net loss	—	—	—	—	(16.7)	(16.7)
Balance as of March 31, 2021	22,594,207	$—	$326.0	$35.7	$(474.1)	$(112.4)
Foreign currency translation adjustments	—	—	—	0.1	—	0.1
Actuarial gains on pension plan	—	—	—	0.9	—	0.9
Change in fair value of hedging instrument	—	—	—	(0.3)	—	(0.3)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.5	—	0.5
Stock-based compensation expense	—	—	3.3	—	—	3.3
Net loss	—	—	—	—	(43.8)	(43.8)
Balance as of June 30, 2021	22,594,207	$—	$329.3	$36.9	$(517.9)	$(151.7)
Foreign currency translation adjustments	—	—	—	3.2	—	3.2
Actuarial gains on pension plan	—	—	—	0.4	—	0.4
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.3	—	0.3
Shares issued in settlement of RSUs	160,390	—	(1.6)	—	—	(1.6)
Stock-based compensation expense	—	—	3.5	—	—	3.5
Net income	—	—	—	—	25.0	25.0
Balance as of September 30, 2021	22,754,597	$—	$331.2	$40.8	$(492.9)	$(120.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$19.2	$(35.5)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	28.7	36.2
Amortization of right of use asset	1.9	2.5
Stock-based compensation expense	7.9	8.6
Change in fair value of warrant liability	—	(3.8)
Unrealized transactional currency gain/loss on senior bank debt	—	(4.6)
Reclassification of loss on hedging instrument to comprehensive income	0.5	1.3
Non-cash interest expense relating to senior debt	1.1	16.7
Changes in assets and liabilities:
Accounts receivable	(1.2)	(7.0)
Inventory	(12.2)	4.1
Prepaid expenses and other assets	(1.6)	(10.2)
Corporate tax and other current taxes payable	(6.3)	(5.4)
Accounts payable	8.2	(1.4)
Deferred revenues and customer prepayment	(3.6)	(3.8)
Accrued expenses	1.2	12.6
Operating lease liabilities	(1.9)	(2.0)
Other long-term liabilities	(2.0)	(1.3)
Net cash provided by operating activities	39.9	7.0

Cash flows from investing activities:
Purchases of property and equipment	(16.6)	(8.5)
Acquisition of subsidiary company assets	(0.6)	—
Purchases of capital software	(14.2)	(9.7)
Net cash used in investing activities	(31.4)	(18.2)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	333.1
Repurchase of common stock	(10.0)	—
Repayments of long-term debt	—	(320.6)
Cash paid in connection with terminated interest rate swaps	—	(2.1)
Debt fees incurred	—	(9.1)
Repayments of finance leases	(0.4)	(0.4)
Net cash (used in) provided by financing activities	(10.4)	0.9

Effect of exchange rate changes on cash	(8.5)	0.3
Net decrease in cash	(10.4)	(10.0)
Cash, beginning of period	47.8	47.1
Cash, end of period	$37.4	$37.1

Supplemental cash flow disclosures
Cash paid during the period for interest	$11.9	$17.6
Cash (received) paid during the period for income taxes	$(0.2)	$1.2
Cash paid during the period for operating leases	$3.0	$3.1

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired through finance lease	$—	$1.3
Property and equipment transferred to inventory	$0.8	$1.3
Additional paid in capital from net settlement of RSUs	$(0.2)	$(1.6)

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

Management Liquidity Plans

As of September 30, 2022, the Company’s cash on hand was $37.4 million, and the Company had working capital in addition to cash of $13.4 million. The Company recorded net income of $19.2 million and net losses of $35.5 million for the nine months ended September 30, 2022 and 2021, respectively. Net income/losses include non-cash stock-based compensation of $7.9 million and $8.6 million for the nine months ended September 30, 2022 and 2021, respectively, excess capital expenditure over depreciation and amortization, excluding the acquisition of subsidiary assets, of $2.1 million for the nine months ended September 30, 2022, and excess depreciation and amortization over capital expenditure of $18.0 million for the nine months ended September 30, 2021, non-cash debt fees expensed as part of the repayment of the Company’s prior financing of $14.4 million for the nine months ended September 30, 2021 and non-cash changes in fair value of warrant liability of $3.8 million for the nine months ended September 30, 2021. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $39.9 million and $7.0 million for the nine months ended September 30, 2022 and 2021, respectively with the change year on year due to land based operations being subject to lockdown restrictions for part of the nine months ended September 30, 2021. Working capital of $50.8 million includes a non-cash settled item of $4.6 million of deferred income. Management currently believes that, absent any unanticipated COVID-19 impact (see below), the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through November 2023.

There have been no COVID-19 restrictions in the United Kingdom since July 2021 and social distancing measures throughout Greece and Italy are no longer in force as of the second quarter of 2022, however, uncertainty remains as to the continuing impact of COVID-19 on the global economy. We continue to protect our existing available liquidity by pro-actively managing capital expenditures and working capital as well as identifying both immediate and longer-term opportunities for cost savings.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020. The financial information as of December 31, 2021 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022. The interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

On December 31, 2021, the Company acquired 100% of the membership interests of Sportech Lotteries, LLC, which has since been renamed Inspired Entertainment Lotteries LLC. As part of the transaction, the Company recorded the acquisition of a customer contract as an intangible asset in the amount of $12.3 million. During the nine months ended September 30, 2022, as a result of revisions made to management’s preliminary assessments, the Company recognized an additional $0.9 million long-term receivable related to Inspired Entertainment Lotteries, LLC, and reduced the value of the customer contract intangible asset accordingly.

3. Inventory

Inventory consists of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Component parts	$16.7	$10.8
Work in progress	1.6	1.6
Finished goods	6.9	4.5
Total inventories	$25.2	$16.9

Component parts include parts for gaming terminals. Included in inventory are reserves for excess and slow-moving inventory of $2.1 million and $2.0 million as of September 30, 2022 and December 31, 2021, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

4. Contract Liabilities and Other Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At September 30, 2022	$31.9	$13.9	$(8.6)	$(2.9)
At December 31, 2021	$36.2	$17.4	$(14.5)	$(3.9)
At December 31, 2020	$30.4	$8.2	$(22.9)	$(1.6)

Revenue recognized that was included in the deferred income balance at the beginning of the periods amounted to $6.5 million and $10.9 million for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively.

5. Derivatives and Hedging Activities

In connection with the Company’s prior debt facilities, on January 15, 2020, the Company entered into two interest rate swaps with UBS AG that were designed to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows on a portion of the previous floating rate debt facilities. The swaps fixed the variable interest rate of the debt facilities and provided protection over potential interest rate increases by providing a fixed rate of interest payment in return. The interest rate swaps were for £95.0 million ($106.1 million) at a fixed rate of 0.9255% based on the 6-month LIBOR rate and for €60.0 million ($58.8 million) at a fixed rate of 0.102% based on the 6-month EURIBOR rate.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.5 million will be reclassified as an increase to interest expense.

The Company did not have any derivatives as of September 30, 2022 or as of December 31, 2021. Losses reclassified from accumulated other comprehensive income into interest expense in the consolidated statements of operations and income for the nine months ended September 30, 2022 amounted to $0.5 million.

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

Interest Expense, net
(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$37.9

Gain/(loss) on cash flow hedging relationships in Subtopic 815-20	$(1.3)

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

		September 30,	December 31,
	Level	2022	2021
		(in millions)
Long term receivable (included in other assets)	2	$3.1	$3.5

The fair value of our long-term senior debt as of September 30, 2022, was $242.5 million, based upon quoted prices in the marketplace, which are considered Level 2 inputs.

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

At September 30, 2022 and December 31, 2021, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

7. Stock-Based Compensation

A summary of the Company’s Restricted Stock Unit (“RSU”) activity during the nine months ended September 30, 2022 is as follows:

Number of Shares

Unvested Outstanding at January 1, 2022	2,039,254
Granted	507,228
Forfeited	(47,687)
Vested	(97,551)
Unvested Outstanding at September 30, 2022	2,401,244

The Company issued a total of 496,814 shares during the nine months ended September 30, 2022 in net settlement of RSUs which included an aggregate of 442,817 shares in settlement of RSUs that vested during the prior year on December 31, 2021.

8. Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2022	$(71.5)	$1.0	$26.7	$(43.8)
Change during the period	(2.4)	(0.2)	(0.7)	(3.3)
Balance at March 31, 2022	(73.9)	0.8	26.0	(47.1)
Change during the period	(5.8)	(0.2)	(2.6)	(8.6)
Balance at June 30, 2022	(79.7)	0.6	23.4	(55.7)
Change during the period	(4.8)	(0.1)	6.2	1.3
Balance at September 30, 2022	$(84.5)	$0.5	$29.6	$(54.4)

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2021	$(71.1)	$2.8	$37.2	$(31.1)
Change during the period	1.1	(1.1)	(4.6)	(4.6)
Balance at March 31, 2021	(70.0)	1.7	32.6	(35.7)
Change during the period	(0.1)	(0.2)	(0.9)	(1.2)
Balance at June 30, 2021	(70.1)	1.5	31.7	(36.9)
Change during the period	(3.2)	(0.3)	(0.4)	(3.9)
Balance at September 30, 2021	$(73.3)	$1.2	$31.3	$(40.8)

Included within accumulated other comprehensive income is an amount of $0.5 million relating to the change in fair value of discontinued hedging instruments. This amount will be amortized as a charge to income over the life of the original instruments, in accordance with US GAAP.

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because they were either contingently issuable shares or because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

RSUs	688,854	938,517	688,854	4,880,110
Unvested Restricted Stock	—	624,116	—	624,116
Stock Warrants	—	—	—	9,539,565
	688,854	1,562,633	688,854	15,043,791

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

During the nine months ended September 30, 2022, the Company repurchased 1,027,871 shares under the Share Repurchase Program for gross payments of approximately $10.1 million, the bulk of which (1,017,595 shares) were canceled and retired during the nine months ended September 30, 2022, and the remainder (10,276 shares) during the subsequent quarter. As of September 30, 2022, approximately $14.9 million remained available for future repurchases under the Share Repurchase Program.

Refer Part II, Item 2 of this report for further details regarding shares repurchased during the three months ended September 30, 2022.

11. Other Finance Income (Expense)

Other finance income (expense) consisted of the following for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Pension interest cost	$(0.5)	$(0.4)	$(1.6)	$(1.2)
Expected return on pension plan assets	0.8	0.7	2.5	2.1
Foreign currency translation on senior debt	—	—	—	4.6
	$0.3	$0.3	$0.9	$5.5

12. Income Taxes

The effective income tax rate for the three months ended September 30, 2022 and 2021 was 1.3% and 1.1%, respectively, resulting in a $0.1 million and a $0.3 million income tax expense, respectively. The effective income tax rate for the nine months ended September 30, 2022 and 2021 was 2.3% and 0.3%, respectively, resulting in a $0.4 million income tax expense and a $0.1 million income tax benefit, respectively. The Company’s effective income tax rate has fluctuated primarily as a result of the income mix between jurisdictions.

The income tax expense for the three and nine months ended September 30, 2022 and 2021 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in tax attributes in jurisdictions where realization of benefits is not expected to occur.

13. Related Parties

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”) (an arranger and lending party under our RCF Agreement), and Macquarie Capital (Europe) Limited (“Macquarie EUR”) (an arranger and initial purchaser of our Senior Secured Notes), are affiliates of MIHI LLC, which beneficially owned approximately 11.7% of our common stock as of September 30, 2022. Macquarie UK was also one of the lending parties with respect to our prior financing. Macquarie UK did not hold any of the Company’s aggregate senior debt at September 30, 2022 or December 31, 2021. Interest expense payable to Macquarie UK for the three months ended September 30, 2022 and 2021 amounted to $0.0 million and $0.0 million, respectively, and for the nine months ended September 30, 2022 and 2021 amounted to $0.0 million and $0.9 million, respectively. Macquarie EUR received $0.6 million of $5.5 million of fees paid in connection with the issuance of the Senior Secured Notes and the RCF in the three and nine months ended September 30, 2021. MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

HG Vora Special Opportunities Master Fund Limited (“HG Vora”) (a purchaser of our Senior Secured Notes issued on May 20, 2021) was a significant stockholder until October 12, 2021. Interest expense payable to HG Vora for the three months ended September 30, 2021 amounted to $1.1 million and for the nine months ended September 30, 2021 amounted to $1.6 million.

On December 31, 2021, the Company entered into a consultancy agreement with Richard Weil, the brother of A. Lorne Weil, our Executive Chairman, under which he received a success fee in the amount of $0.1 million for services he provided in connection with our acquisition of Sportech Lotteries, LLC. The success fee was paid during the nine months ended September 30, 2022. Under the agreement, he will provide consulting services relating to the lottery in the Dominican Republic for a period of twelve months at a rate of $10,000 per month and, with respect to such services, the aggregate amount incurred by the Company in consulting fees for the nine months ended September 30, 2022 was $90,000.

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

The components of lease income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Interest receivable from sales type leases	$—	$—	$—	$—
Operating lease income	1.9	1.3	5.6	1.8
Variable income from sales type leases	—	—	—	0.1
	$1.9	$1.3	$5.6	$1.9

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

In June 2022, a recovery plan was put in place to eliminate the funding shortfall. The plan expects the shortfall to be eliminated by October 31, 2026. Deficit reduction contributions of $1.0 million and expense contributions of $0.5 million will be payable during the year ending December 31, 2022.

The total amount of employer contributions paid during the nine months ended September 30, 2022 amounted to $1.1 million.

The following table presents the components of our net periodic pension benefit cost:

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Components of net periodic pension benefit cost:
Interest cost	$1.6	$1.2
Expected return on plan assets	(2.5)	(2.1)
Net periodic benefit	$(0.9)	$(0.9)

The following table sets forth the estimate of the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	September 30, 2022	December 31, 2021
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$114.7	$127.8
Prior service cost	0.9	—
Interest cost	1.6	1.6
Actuarial gain	(40.5)	(9.8)
Benefits paid	(2.6)	(3.5)
Foreign currency translation adjustments	(15.2)	(1.4)
Benefit obligation at end of period	$58.9	$114.7
Change in plan assets:
Fair value of plan assets at beginning of period	$117.7	$118.7
Actual (loss) gain on plan assets	(40.4)	2.5
Employer contributions	1.1	1.5
Benefits paid	(2.6)	(3.5)
Foreign currency translation adjustments	(16.1)	(1.5)
Fair value of assets at end of period	$59.7	$117.7
Amount recognized in the consolidated balance sheets:
Overfunded status (non-current)	$0.8	$3.0
Net amount recognized	$0.8	$3.0

17. Segment Reporting and Geographic Information

The Company operates its business along four operating segments, which are segregated on the basis of revenue stream: Gaming, Virtual Sports, Interactive and Leisure. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss) and total capital expenditures for the periods ended September 30, 2022 and September 30, 2021, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, right of use assets, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions.

Segment Information

Three Months Ended September 30, 2022

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$19.0	$14.6	$5.7	$29.9	$—	$69.2
Product sales	5.1	—	—	0.6	—	5.7
Total revenue	24.1	14.6	5.7	30.5	—	74.9
Cost of sales, excluding depreciation and amortization:
Cost of service	(4.4)	(0.5)	(0.8)	(8.5)	—	(14.2)
Cost of product sales	(3.5)	—	—	(0.4)	—	(3.9)
Selling, general and administrative expenses	(7.4)	(1.6)	(1.8)	(11.9)	(6.5)	(29.2)
Stock-based compensation expense	(0.4)	(0.2)	(0.1)	(0.1)	(1.7)	(2.5)
Acquisition and integration related transaction expenses	—	—	—	—	(0.1)	(0.1)
Depreciation and amortization	(3.9)	(0.7)	(0.7)	(3.1)	(0.4)	(8.8)
Segment operating income (loss)	4.5	11.6	2.3	6.5	(8.7)	16.2

Net operating income						$16.2

Total capital expenditures for the three months ended September 30, 2022	$2.0	$1.1	$1.2	$4.3	$0.8	$9.4

Three Months Ended September 30, 2021

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$19.7	$10.5	$6.1	$32.4	$—	$68.7
Product sales	7.9	—	—	1.0	—	8.9
Total revenue	27.6	10.5	6.1	33.4	—	77.6
Cost of sales, excluding depreciation and amortization:
Cost of service	(4.1)	(0.5)	(1.0)	(8.2)	—	(13.8)
Cost of product sales	(4.2)	—	—	(0.5)	—	(4.7)
Selling, general and administrative expenses	(8.4)	(1.4)	(1.7)	(11.7)	(6.0)	(29.2)
Stock-based compensation expense	(0.5)	(0.3)	(0.2)	(0.1)	(2.7)	(3.8)
Acquisition and integration related transaction expenses		—	—	—	—	—
Depreciation and amortization	(5.3)	(0.7)	(0.9)	(3.9)	(0.4)	(11.2)
Segment operating income (loss)	5.1	7.6	2.3	9.0	(9.1)	14.9

Net operating income						$14.9

Total capital expenditures for the three months ended September 30, 2021	$2.4	$0.6	$0.9	$1.5	$0.3	$5.7

Nine Months Ended September 30, 2022

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$59.7	$40.2	$16.8	$74.3	$—	$191.0
Product sales	14.0	—	—	1.8	—	15.8
Total revenue	73.7	40.2	16.8	76.1	—	206.8
Cost of sales, excluding depreciation and amortization:
Cost of service	(13.5)	(1.7)	(2.6)	(19.9)	—	(37.7)
Cost of product sales	(9.3)	—	—	(1.1)	—	(10.4)
Selling, general and administrative expenses	(21.9)	(4.6)	(5.1)	(35.2)	(18.5)	(85.3)
Stock-based compensation expense	(1.0)	(0.5)	(0.4)	(0.4)	(5.6)	(7.9)
Acquisition and integration related transaction expenses	(0.1)	—	—	—	(0.2)	(0.3)
Depreciation and amortization	(12.8)	(2.0)	(2.1)	(10.3)	(1.5)	(28.7)
Segment operating income (loss)	15.1	31.4	6.6	9.2	(25.8)	36.5

Net operating income						$36.5

Total capital expenditures for the nine months ended September 30, 2022	$11.2	$3.3	$3.7	$10.3	$2.7	$31.2

Nine Months Ended September 30, 2021

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$38.1	$25.0	$17.1	$43.1	$—	$123.3
Product sales	16.5	—	—	2.1	—	18.6
Total revenue	54.6	25.0	17.1	45.2	—	141.9
Cost of sales, excluding depreciation and amortization:
Cost of service	(8.3)	(1.3)	(2.7)	(11.6)	—	(23.9)
Cost of product sales	(9.5)	—	—	(1.1)	—	(10.6)
Selling, general and administrative expenses	(19.2)	(5.2)	(4.0)	(23.1)	(16.6)	(68.1)
Stock-based compensation expense	(1.1)	(0.5)	(0.4)	(0.3)	(6.3)	(8.6)
Acquisition and integration related transaction expenses	—	—	—	—	(1.5)	(1.5)
Depreciation and amortization	(17.7)	(2.5)	(2.5)	(12.2)	(1.3)	(36.2)
Segment operating income (loss)	(1.2)	15.5	7.5	(3.1)	(25.7)	(7.0)

Net operating loss						$(7.0)

Total capital expenditures for the nine months ended September 30, 2021	$6.6	$2.5	$2.7	$6.3	$1.1	$19.2

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Total revenue
UK	$59.2	$58.6	$160.6	$99.4
Greece	5.6	6.2	16.8	12.4
Rest of world	10.1	12.8	29.4	30.1
Total	$74.9	$77.6	$206.8	$141.9

UK revenue includes revenue from customers headquartered in the UK, but whose revenue is generated globally.

Geographic information of our non-current assets excluding goodwill is set forth below:

	September 30, 2022	December 31, 2021
	(in millions)
UK	$77.0	$90.0
Greece	7.3	11.6
Rest of world	16.1	21.0
Total	$100.4	$122.6

Software development costs are included as attributable to the market in which they are utilized.

18. Customer Concentration

During the three months ended September 30, 2022, one customer represented at least 10% of the Company’s revenues, accounting for 14% of the Company’s revenues. This customer was served by the Virtual Sports and Interactive segments. During the three months ended September 30, 2021, no single customer represented at least 10% of the Company’s revenues.

During the nine months ended September 30, 2022, one customer represented at least 10% of the Company’s revenues, accounting for 13% of the Company’s revenues. This customer was served by the Virtual Sports and Interactive segments. During the nine months ended September 30, 2021, no single customer represented at least 10% of the Company’s revenues.

At September 30, 2022 and December 31, 2021, there were no customers that represented at least 10% of accounts receivable.

19. Subsequent Events

The Company amended its Employee Stock Purchase Plan (the “ESPP”) to add a subplan applicable to the Company’s U.K. based employees (the “Subplan”) and approved an offering under the Subplan for 2022 commencing October 2022. The Subplan, which is intended to meet the requirements of a sharesave scheme under UK law, enables participants to save specified amounts through payroll deductions over a fixed period of years, at the end of which they can choose to purchase shares in the Company at a pre-determined discounted exercise price set in advance of the period or to receive a refund of their accumulated contributions. For the Subplan’s 2022 offering, the savings period was set at three years, the monthly savings amount at a maximum amount of £350 and the option exercise price at $9.80, reflecting a 15% discount. Pursuant to enrollments in the Subplan’s 2022 offering, options covering an aggregate of approximately 72,000 shares were approved for participants which would become exercisable at the end of the three-year savings period.

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

Forward-Looking Statements

We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For definitions of the term Forward-Looking Statements, see the definitions provided in the Cautionary Note Regarding Forward-Looking Statements at the start of this Quarterly Report on Form 10-Q for the period ended September 30, 2022.

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

COVID-19 Update

During the nine-month period ended September 30, 2021, all land-based operations were either subject to lockdown or social distancing restriction were in place. These social distancing measures continued throughout Greece and Italy until the second quarter of 2022, however, were no longer in place in the United Kingdom from July 2021, and therefore year on year comparisons may not be meaningful due to the COVID-19 impacts.

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

Geographic Range

Geographically, a majority of our revenue is derived from, and majority of our non-current assets are attributable to, our UK operations. The remainder of our revenue is derived from, and non-current assets attributable to, Greece and the rest of the world (including North America).

For the three and nine months ended September 30, 2022, we derived approximately 79% and 78% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), respectively, 7% and 8% from Greece, respectively, and the remaining 14% across the rest of the world in both time periods. During the three and nine months ended September 30, 2021, we derived approximately 76% and 70%, 8% and 9%, 16% and 21% of our revenue from those regions, respectively.

As of September 30, 2022, our non-current assets (excluding goodwill) were attributable as follows: 77% to the UK, 7% to Greece and 16% across the rest of the world.

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

During the three and nine months ended September 30, 2022, we derived approximately 21% and 22% of our revenue from sales to customers outside the UK, respectively, compared to 24% and 30% during the three and nine months ended September 30, 2021, respectively.

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

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the periods ended September 30, 2022 and September 30, 2021, the average GBP:USD rates were for the three-month period 1.18 and 1.38, respectively, and for the nine-month period 1.25 and 1.38, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three and nine-month periods ended September 30, 2022, compared to the same period in 2021; and

●	a discussion and analysis of the results of operations for each of the Company’s segments (Gaming, Virtual Sports, Interactive and Leisure) for the three and nine-month periods ended September 30, 2022, compared to the same period in 2021, including KPI analysis.

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

Overall Company Results

Three and Nine Months ended September 30, 2022, compared to Three and Nine Months ended September 30, 2021

	For the Three-Month		Variance				For the Nine-Month		Variance
	Period ended		2022 vs 2021				Period ended		2022 vs 2021
(In millions)	Sept 30, 2022	Sept 30, 2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	Sept 30, 2022	Sept 30, 2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$69.2	$68.7	$(11.7)	$12.3	17.9%	0.8%	$191.0	$123.3	$(20.6)	$88.3	71.6%	54.9%
Product	5.7	8.9	(1.0)	(2.2)	(24.5)%	(35.7)%	15.8	18.6	(1.8)	(1.0)	(5.4)%	14.9%
Total revenue	74.9	77.6	(12.7)	10.1	13.0%	(3.4)%	206.8	141.9	(22.4)	87.3	61.5%	45.8%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(14.2)	(13.8)	2.5	(3.0)	21.6%	3.2%	(37.7)	(23.9)	4.2	(18.0)	75.3%	57.8%
Cost of Product	(3.9)	(4.7)	0.6	0.2	(4.0)%	(17.6)%	(10.4)	(10.6)	1.2	(0.9)	8.9%	(2.1)%
Selling, general and administrative expenses	(29.2)	(29.2)	5.0	(5.0)	17.2%	0.1%	(85.3)	(68.1)	9.2	(26.4)	38.8%	25.2%
Stock-based compensation	(2.5)	(3.8)	0.4	0.9	(23.4)%	(34.6)%	(7.9)	(8.6)	0.8	(0.1)	1.3%	(8.2)%
Acquisition and integration related transaction expenses	(0.1)	-	0.0	(0.1)	N/A	N/A	(0.3)	(1.5)	0.1	1.1	(75.5)%	(79.0)%
Depreciation and amortization	(8.8)	(11.2)	1.5	0.9	(8.1)%	(21.4)%	(28.7)	(36.2)	2.9	4.7	(12.9)%	(20.9)%
Net operating Income (Loss)	16.2	14.9	(2.6)	4.0	(26.6)%	(8.9)%	36.5	(7.0)	(4.1)	47.6	(701.4)%	(620.2)%
Other income (expense)
Interest expense, net	(6.2)	(7.2)	1.0	0.0	(0.5)%	(14.1)%	(18.7)	(37.9)	2.1	17.2	(45.5)%	(50.7)%
Change in fair value of warrant liability	-	17.3	(0.0)	(17.3)	(100.0)%	(100.0)%	-	3.8	0.3	(4.1)	(100.0)%	(100.0)%
Profit on disposal of trade & assets	-	-	-	-	N/A	N/A	0.9	-	(0.0)	0.9	N/A	N/A
Other finance income (expense)	0.3	0.3	(0.0)	0.0	18.1%	0.8%	0.9	5.5	(0.1)	(4.6)	(82.7)%	(84.2)%
Total other income (expense), net	(5.9)	(10.4)	0.9	(17.2)	(166.7)%	(156.6)%	(16.9)	(28.6)	2.2	9.5	(33.6)%	(40.9)%
Net Income (loss) from continuing operations before income taxes	10.3	25.3	(1.7)	(13.2)	(52.6)%	(59.2)%	19.6	(35.6)	(1.8)	57.1	(163.5)%	(155.1)%
Income tax expense	(0.1)	(0.3)	0.1	0.1	(28.9)%	(59.9)%	(0.4)	0.1	0.1	(0.6)	(995.9)%	(500.0)%

Net Income (Loss)	$10.2	$25.0	$(1.6)	$(13.2)	(52.9)%	(59.2)%	$19.2	$(35.5)	$(1.8)	$56.4	(162.0)%	(154.0)%

Exchange Rate - $ to £	1.18	1.38					1.25	1.38

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue

Consolidated Reported Revenue by Segment

THREE MONTHS ENDED SEPT 30, 2022 AND 2021 ($'M)
$24.1
$27.6
$14.6
$10.5
$5.7
$6.1
$30.5
$33.4
GAMING
VIRTUALS
INTERACTIVE
LEISURE
2022
2021

NINE MONTHS ENDED SEPT 30, 2022 AND 2021 ($'M)
$72.7
$51.4
$40.2
$25.0
$16.8
$17.1
$76.1
$45.2
GAMING
VIRTUALS
INTERACTIVE
LEISURE
VAT-related revenue
2022
2021

THREE MONTHS ENDED SEPT 30, 2022 AND 2021 (£'M)
£20.5
£20.0
£12.5
£7.6
£4.9
£4.4
£25.7
£24.2
GAMING
VIRTUALS
INTERACTIVE
LEISURE
2022
2021

NINE MONTHS ENDED SEPT 30, 2022 AND 2021 ($'M)
£58.0
£37.1
£32.3
£18.1
£13.4
£12.3
£61.1
£32.7
GAMING
VIRTUALS
INTERACTIVE
LEISURE
VAT-related revenue
2022
2021

●	There was zero VAT-related revenue for the three-months ended September 30, 2022, and 2021.

●	VAT-related revenue for the nine-months ended September 30, 2022 was $1.0 million, and for the nine-months ended September 30, 2021 was $3.1 million.

“VAT-related revenue” are payments from UK customers related to our contractual revenue share of their value-added tax rebate.

For the three and nine months ended September 30, 2022, revenue on a functional currency (at constant rate) basis increased by $10.1 million, or 13%, and $87.3 million, or 62%, respectively.

For the three-month period, Virtual Sports and Interactive grew by $6.6 million and $0.6 million, respectively, with the Virtuals Sports increase driven by Online. Leisure and Gaming revenue grew by $2.1 million and $0.8 million, respectively, primarily due to Holiday Park performance and the addition of the new Lotteries market.

For the nine-month period, Leisure and Gaming revenue grew by $39.3 million and $26.8 million, respectively, due to COVID-19 related closures and restrictions in the first six months of the prior year. Virtual Sports and Interactive grew by $19.6 million and $1.5 million, respectively, with $16.3 million of the Virtuals Sports increase from Online and $3.3 million from Retail.

Cost of Sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, for the three and nine months ended September 30, 2022, increased by $2.8 million, or 15%, and $18.9 million, or 55%, respectively. For the three-month period, the increase was attributable to Cost of Service of $3.0 million due to the increases in Leisure and Gaming ($1.8 million and $1.2 million, respectively), partly offset by a $0.2 million decrease in Cost of Product. For the nine-month period, the increase was driven by Cost of Service of $18.0 million due to COVID-19 related closures in the prior period, and a $0.9 million increase in Cost of Product.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses for the three and nine months ended September 30, 2022 increased by $5.0 million, or 17%, and $26.4 million, or 39%, respectively.

The three and nine-month increase was driven primarily by the increase in staff cost of $3.9 million and $25.9 million, respectively, due to the return of furloughed staff and return to full pay for the current period as well as wage inflation particularly increases in the ‘UK’s national living wage’ (The National Living Wage is an obligatory minimum wage payable to workers in the United Kingdom).

Stock-based compensation

During the three and nine months ended September 30, 2022, the Company recorded expenses of $2.5 million and $7.9 million, respectively, compared to expenses of $3.8 million and $8.6 million, respectively, for the three and nine months ended September 30, 2021. All expenses related to outstanding awards, but the nine months ended September 30, 2021, included $1.4 million of shares that fully vested on date of grant.

Acquisition and integration related transaction expenses

During the three and nine months ended September 30, 2022, the Company recorded expenses of $0.1 million and $0.3 million, respectively, compared to nil and an expense of $1.5 million, respectively, for the three and nine months ended September 30, 2021.

Expenses in the current year related to integration costs in relation to the Sportech Lotteries, LLC acquisition and costs relating to potential acquisitions. All expenses in the previous year were integration costs in relation to the Company’s acquisition of Gaming Technology Group of Novomatic UK Ltd., a division of Novomatic Group.

Depreciation and amortization

Depreciation and amortization decreased for the three and nine-month period by $0.9 million and $4.7 million, respectively. This is mostly driven by Gaming $0.8 million and $3.6 million, respectively, which is due to a decrease in machine depreciation, as machines in Greece become fully depreciated, and software amortization, as software becomes fully amortized.

Net operating income/(loss)

During the three-month period, net operating income was $16.2 million, an increase of $4.0 million. For the nine-month period, net operating income was $36.5 million, an increase of $47.6 million. These increases were attributable primarily to the increases in revenue driven by the COVID-19 closures and restrictions in 2021, as well as growth in online revenue and the decrease in depreciation.

Interest expense, net

Interest expense, net remained consistent year-over-year for the three-month period ended September 30, 2022.

Interest expense, net decreased by $17.2 million in the nine-month period ended September 30, 2022 which was due to the refinancing in the previous year with savings due to lower debt interest of $0.6 million, lower debt fee amortization of $1.0 million and the $14.4 million write off of debt fees relating to the previous debt. Savings were also seen on bank interest of $0.2 million and currency movements of $0.4 million.

Change in fair value of warrant liability

With the expiration of the warrants on December 23, 2021, the liability and the requirement to restate to fair value ceased to exist. For the three and nine months ended September 30, 2021, the change in fair value of the warrant liability resulted in income of $17.3 million and $3.8 million, respectively.

Gain on disposal of business

For the nine-months ended September 30, 2022, gain on disposal of business was $0.9 million due to the sale of part of our Italian Gaming operations (see Gaming key events for more information).

Other finance income

Other finance income for the three and nine months ended September 30, 2022, were credits of $0.3 million and $0.9 million, respectively. This compares to a $0.3 million credit and a $5.5 million credit for the three and nine months ended September 30, 2021. The year-on-year movements relate solely to the retranslation of the principal balance of our senior debt facilities in place in the previous year.

Income tax expense

Our effective tax rate for the three and nine months ended September 30, 2022 was 1.0% and 2.0%, respectively, compared to 1.1% and 0.3% for the three and nine months ended September 30, 2021, respectively.

Net Income/ (loss)

During the three-month period, net income was $10.2 million, a decrease of $13.2 million year-over-year, primarily due to a decrease in change in fair value of the warrant liability ($17.3 million), partly offset by the increase in net operating income ($4.0 million).

During the nine-month period, net income was $19.2 million, an increase of $56.4 million year-over-year, primarily due to an increase in net operating income ($47.6 million), a decrease in interest expense, net ($17.2 million), the change in fair value of warrant liability ($4.1 million) and a decrease in other finance income ($4.6 million).

Segment Results (for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021)

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

Gaming, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Ninth-Month Period ended		Variance
	Sept 30,	Sept 30,	2022 vs 2021		Sept 30,	Sept 30,	2022 vs 2021
Gaming	2022	2021		%	2022	2021		%

End of period installed base (# of terminals) (3)	34,737	32,236	2,501	7.8%	34,737	32,236	2,501	7.8%
Total Gaming - Average installed base (# of terminals) (3)	34,636	32,204	2,432	7.6%	34,701	31,860	2,841	8.9%
Participation - Average installed base (# of terminals) (3)	31,192	29,140	2,052	7.0%	31,287	29,295	1,992	6.8%
Fixed Rental - Average installed base (# of terminals)	3,444	3,064	380	12.4%	3,414	2,565	848	33.1%
Service Only - Average installed base (# of terminals)	16,832	21,439	(4,607)	(21.5)%	17,620	21,564	(3,944)	(18.3)%
Customer Gross Win per unit per day (1) (2) (3)	£90.9	£76.5	£14.4	18.9%	£89.5	£41.5	£48.0	115.6%
Customer Net Win per unit per day (1) (2) (3)	£66.3	£56.3	£10.0	17.7%	£65.5	£31.2	£34.2	109.7%
Inspired Blended Participation Rate	5.6%	6.5%	(0.8)%	(12.9)%	5.6%	6.3%	(0.6)%	(10.0)%
Inspired Fixed Rental Revenue per Gaming Machine per week (2)	£50.8	£37.7	£13.1	34.8%	£47.7	£21.0	£26.8	127.7%
Inspired Service Rental Revenue per Gaming Machine per week (2)	£4.7	£4.5	£0.3	6.0%	£4.6	£3.1	£1.5	48.9%
Gaming Long term license amortization (£’m)	£1.1	£1.3	£(0.2)	(16.2)%	£3.4	£3.8	£(0.4)	(9.4)%
Number of Machine sales	783	1,747	(964)	(55.2)%	1,661	2,625	(964)	(36.7)%
Average selling price per terminal	£5,503	£3,071	£2,432	79.2%	£6,674	£4,141	£2,533	61.2%

(1)	Includes all SBG terminals in which the Company takes a participation revenue share across all territories.

(2)	Includes all days of the year, including the days during which the Gaming terminals were not operating due to COVID-19 closures.

(3)	Includes circa 2,500 of lottery terminals (zero in the prior year) where the share is on handle instead of net win.

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

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	Sept 30,	Sept 30,	2022 vs 2021		Sept 30,	Sept 30,	2022 vs 2021
(In £ millions)	2022	2021		%	2022	2021		%
Gaming Recurring Revenue
Total Gaming Revenue	£20.5	£20.0	£0.5	2.7%	£58.8	£39.4	£19.4	49.1%

Gaming Participation Revenue	£10.8	£10.0	£0.8	7.6%	£31.7	£16.2	£15.5	96.0%
Gaming Other Fixed Fee Recurring Revenue	£3.3	£2.8	£0.5	17.3%	£9.6	£4.6	£5.0	108.9%
Gaming Long-term license amortization	£1.1	£1.3	(£0.2)	(18.6)%	£3.4	£3.8	(£0.4)	(10.3)%
Total Gaming Recurring Revenue *	£15.1	£14.1	£1.0	7.1%	£44.8	£24.6	£20.2	81.9%
Gaming Recurring Revenue as a % of Total Gaming Revenue †	73.5%	70.5%	3.0%		76.2%	62.5%	13.7%

Total Gaming excluding VAT-related revenue	£20.5	£20.0			£58.0	£37.1
Gaming Recurring Revenue as a % of Total Gaming Revenue (excluding VAT-related revenue)	73.5%	70.5%			77.2%	66.4%

*	Does not reflect VAT-related revenue.

†	Total Gaming Revenue for the nine-month period ended September 30, 2022 and 2021, includes £0.8 million and £2.3 million, respectively of VAT-related revenue, which is not reflected in Gaming Recurring Revenue for that period. Excluding VAT-related revenue, Gaming Recurring Revenue was 77% and 63%, respectively of Total Gaming Revenue for such period. For the three-month period, there was no VAT-related revenue.

Note – For the nine-months ending September 30, 2022, there has been some recharacterization between Gaming Participation Revenue and Other Fixed fee revenue to ensure consistency with similar items across the Group. No changes to prior year.

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

	For the Three-Month Period ended					For the Nine-Month Period ended
	Sept 30,	Sept 30,	Variance			Sept 30,	Sept 30,	Variance
(In millions)	2022	2021	2022 vs 2021		Total Functional Currency %	2022	2021	2022 vs 2021		Total Functional Currency %

Service Revenue:
UK LBO	$9.7	$10.5	$(0.8)	(7.9)%	7.6%	$29.8	$19.4	$10.5	54.0%	70.3%
UK VAT - Related Income	-	-	-	NA	NA	1.0	3.1	$(2.1)	(66.9)%	(65.5)%
UK Other	3.0	3.0	(0.0)	(0.7)%	16.3%	9.1	4.4	4.7	108.1%	129.6%
Italy	0.6	0.9	(0.3)	(32.9)%	(21.3)%	1.9	1.2	0.7	61.8%	77.6%
Greece	4.3	5.1	(0.8)	(15.5)%	(1.0)%	13.5	9.9	3.6	36.2%	50.1%
Rest of the World	0.1	0.1	(0.0)	(31.0)%	(18.5)%	0.5	0.2	0.3	188.5%	209.8%
Lotteries	1.3	-	1.3	NA	NA	3.9	-	3.9	NA	NA

Total Service revenue	$19.0	$19.7	$(0.7)	(3.4)%	13.0%	$59.7	$38.1	$21.6	56.7%	72.6%

Exchange Rate - $ to £	1.18	1.38				1.26	1.38

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming, key events

Total Gaming Customer Gross Win per unit per day (in our functional currency, GBP) for the three-months ended September 30, 2022, increased by £14.4, or 19%, to £90.9, and for the nine-months ended September 30, 2022, there was an increase of £48.0, or 116%, to £89.5. The majority of the increase is driven by retail venues being closed fully during the first quarter of 2021 and part of the second quarter as a result of COVID-19 restrictions. Another factor was our first three quarters recognizing the newly acquired Lottery business, which includes just under 2,500 lottery terminals (zero in the prior year) where the share is on handle instead of net win and achieves Gross Win per unit per day figures above the average of the remaining Gaming sector.

The overall participation rate for our installed base decreased from 6.5% in the quarter ended September 30, 2021, to 5.6% in 2022. For the nine-months ended September 30, there was a decrease of 0.6% from 6.3% in 2021 to 5.6% in 2022. The decrease was due mainly to the new Lottery business, which delivers high gross win values at lower participation terms than the average of the remaining Gaming sector. The Lottery business operates close to 2,500 terminals in various locations and has an agreement for the supply of these terminals until March 9, 2035. The nine months of trading delivered $3.9 million of participation revenue split evenly over the first three quarters.

Inspired rolled out new content across the UK LBO estate during the months of April and May 2022, which resulted in Gaming Customer Gross Win per unit per day increasing by 2.0% from the third quarter 2021 to the third quarter 2022.

At the end of the second quarter of 2022, Inspired secured a five-year contract extension for service and content fees with one of its three largest UK LBO customers.

During the three-month (nine-month) period, Inspired upgraded its Non-LBO UK gaming estate with the installation of 180 (over 380) “Flex” and 240 (over 540) “Prismatic” terminals through a combination of outright sales and lease agreements. In the Dutch gaming market, Inspired continued its strong relationship with a major customer, delivering outright sales of over 200 digital terminals, which included 100 in the third quarter.

In the UK Casino market, Inspired installed 183 “Sabre Hydra” terminals into venues which completed the full machine order of over 200 machines with a major customer. These were split 55 in the quarter ending March 31, 2022, and 128 in the quarter ending June 30, 2022.

In the North America market, Inspired sold 148 “Valor” terminals across a number of customers in Illinois. There has been a consecutive increase in sales volume each quarter with the quarter ending September 30, 2022, recording 60 terminal sales. The total sales since launch in December 2019 is now over 850 terminals.

Inspired secured its second machine order from Western Canada Lottery Corporation (WCLC), our second jurisdiction in North America. Inspired is in the process of delivering 820 “Valor Clamshell” terminals in the fourth quarter 2022. As part of the agreement, Inspired will take back the original 100 “Valor” terminals to redeploy in another North American territory.

During the first half of 2022, Inspired delivered the final 308 “Valor” terminals of a total 500-terminal award to OPAP (Greece) which include an upfront license fee. The terminals continue to be deployed throughout the year and take Inspired’s total contracted number of machines to 9,440. Inspired rolled out new content during the third quarter, which has resulted in double-digit growth in Gaming Customer Gross Win per unit per day when compared to the second quarter.

In the Italian market, Inspired has transitioned to a content and platform supplier only model beginning January 1, 2022, driving significant operating expense savings. Inspired sold a large portion of its business to a major machine operator, including customer contracts and “in country” staff.

Gaming, Results of Operations

	For the Three-Month Period ended		Variance				For the Nine-Month Period ended		Variance
(In millions)	Sept 30,	Sept 30,	2022 vs 2021				Sept 30,	Sept 30,	2022 vs 2021
	2022	2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2022	2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$19.0	$19.7	$(3.3)	$2.6	13.0%	(3.4)%	$59.7	$38.1	$(6.1)	$27.7	72.6%	56.7%
Product	5.1	7.9	$(0.9)	$(1.8)	(23.1)%	(34.8)%	14.0	16.5	$(1.6)	(0.9)	(5.2)%	(14.8)%
Total revenue	24.1	27.6	(4.2)	0.8	2.7%	(12.4)%	73.7	54.6	(7.6)	26.8	49.1%	35.1%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(4.4)	(4.1)	$0.9	(1.2)	29.1%	8.3%	(13.5)	(8.3)	$1.5	(6.7)	80.4%	62.6%
Cost of Product	(3.5)	(4.2)	$0.5	0.1	(2.9)%	(16.1)%	(9.3)	(9.5)	$1.1	(0.9)	9.1%	(2.4)%
Total cost of sales	(7.9)	(8.3)	1.4	(1.1)	13.0%	(4.0)%	(22.8)	(17.8)	2.6	(7.6)	42.3%	28.0%

Selling, general and administrative expenses	(7.4)	(8.4)	$1.3	(0.3)	3.5%	(11.5)%	(21.9)	(19.2)	$2.4	(5.1)	26.4%	14.5%

Stock-based compensation	(0.4)	(0.5)	$0.1	(0.0)	1.8%	(13.2)%	(1.0)	(1.1)	$0.1	(0.0)	4.1%	(5.7)%

Acquisition and integration related transaction expenses	-	-	-	-	N/A	N/A	(0.1)	-	$0.0	(0.1)	N/A	N/A

Depreciation and amortization	(3.9)	(5.3)	$0.6	0.8	(14.2)%	(26.4)%	(12.8)	(17.7)	$1.3	3.6	(20.5)%	(27.7)%

Net operating Income (Loss)	$4.5	$5.1	$(0.8)	$0.1	2.3%	(13.0)%	$15.1	$(1.2)	$(1.2)	$17.6	(1515.2)%	(1412.6)%

Profit on disposal of trade & assets	-	-	-	-	N/A	N/A	0.9	-	$(0.1)	0.9	N/A	N/A

Net Income (Loss)	$4.5	$5.1	$(0.8)	$0.1	2.3%	(13.0)%	$16.0	$(1.2)	$(1.3)	$18.5	(1595.8)%	(1486.6)%

Exchange Rate - $ to £	1.18	1.38					1.25	1.38

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

Gaming Revenue

During the three and nine-month period, Gaming revenue increased by $0.8 million, or 2.7%, and $26.8 million, or 49%, respectively. For the three-month period, $2.6 million was driven by Service revenue, offset by the $1.8 million decrease in Product revenue. For the nine-month period, $27.7 million was driven by Service revenue, offset by $0.9 million decrease in Product revenue.

For the three-month period, the increase in Gaming Service revenue was driven by $1.3 million from the UK market and $1.5 million from the addition of the new Lotteries market. Greece recurring revenue increased by $0.2 million, but this was offset by $0.2 million reduction in license amortization.

For the nine-month period, the increase in Gaming Service revenue was driven by $19.2 million from the UK market, $5.0 million from the Greek market and $0.9 million from the Italian market, as all venues were open for the entire period compared to the prior period when the majority of the UK estate, all Greece retail venues and all Italy retail venues were shut for some of the period and had restrictions for the remaining. $4.3 million of the increase was due to the addition of the new Lotteries market and $0.3 million from the Rest of the World. This was offset by lower VAT-related revenue of $2.1 million.

Product revenue decreased in the three-month period by $1.8 million; $1.2 million of this decrease was due to the Italy sale in the prior period and $0.6 million was due to lower North American sales.

Product revenue decreased in the nine-month period by $0.9 million. This decrease was primarily driven by lower Product sales of $1.7 million in Italy and lower Product sales in North America of $2.6 million, partly offset by $3.6 million of UK sales.

Gaming Operating Income

Operating income decreased during the three-month period by $0.1 million and increased for the nine-month period by $17.6 million.

For the three-month period, the decrease in Operating income was primarily due to an increase in Cost of sales of $1.1 million, $0.5 million driven by new Lottery market, and an increase of $0.3 million in SG&A driven by additional headcount costs. This was partially offset by the increase in revenues of $0.8 million, and a decrease in depreciation of $0.8 million primarily due to the decrease in machine depreciation as machines become fully depreciated and software amortization, as software was fully amortized.

The increase in Operating income in the nine-month period was primarily due to the increase in revenues of $26.8 million and decrease in depreciation of $3.6 million, primarily due to the decrease in software amortization as software became fully amortized. This was partially offset by an increase of Cost of sales of $7.6 million and increase of $5.1 million in SG&A, as staff returned from furlough or to full salary.

Gaming Net Income

In the quarter ending September 30, 2022, Net income and net Operating income were the same.

For the nine-month period, Net income increased by $18.5 million, from a loss of $1.2 million to an income of $16.0 million. This was due to the increase in Operating income and a $0.9 million profit from the disposal of trade and assets from the sale of part of the Italian VLT operations (see Gaming key events for more information).

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

Virtual Sports, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	Sept 30,	Sept 30,	2022 vs 2021		Sept 30,	Sept 30,	2022 vs 2021
Virtuals	2022	2021		%	2022	2021		%

No. of Live Customers at the end of the period	64	61	3	4.9%	64	61	3	4.9%
Average No. of Live Customers	63	60	3	5.6%	62	60	3	4.6%
Total Revenue (£’m)	£12.5	£7.6	£4.8	63.0%	£32.3	£18.1	£14.2	78.5%
Total Revenue £’m - Retail	£2.2	£2.6	(£0.4)	(13.7)%	£7.0	£4.7	£2.4	50.4%
Total Revenue £’m - Online Virtuals	£10.2	£5.1	£5.2	102.1%	£25.2	£13.4	£11.8	88.3%

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

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	Sept 30,	Sept 30,	2022 vs 2021		Sept 30,	Sept 30,	2022 vs 2021
(In £ millions)	2022	2021		%	2022	2021		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£12.5	£7.6	£4.8	63.0%	£32.3	£18.1	£14.2	78.5%

Recurring Revenue - Retail Virtuals	£2.1	£2.4	(£0.3)	(12.0)%	£6.7	£4.3	£2.3	53.7%
Recurring Revenue - Online Virtuals	£10.1	£4.7	£5.3	11236%	£25.0	£12.9	£12.2	94.6%
Total Virtual Sports Long-term license amortization	£0.1	£0.2	(£0.1)	(4315)%	£0.4	£0.5	(£0.1)	(23.0)%
Total Virtual Sports Recurring Revenue	£12.3	£7.4	£4.9	66.8%	£32.1	£17.8	£14.3	80.7%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	99.0%	96.7%	2.3%		99.6%	98.3%	1.2%

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

Virtual Sports, key events

During the nine months ended September 30, 2022, we launched Virtual Horse racing with the DC Lottery into their lottery locations.

New contracts were signed with Scientific Games for Virtual Sports content to be sold to Netherlands Lottery (NLO), Goldbet covering the provision of Virtual Sports into both their retail and online channels in Italy and a contract for Class 4 VLT games in Ladbrokes Belgium retail.

We signed a long-term extension to our contract with BetFred covering the provision of Virtual Sports into their retail LBO estate in the UK. In addition, we signed contract term extensions with Bet Victor, Sisal (Italy), Niké, spol. s r.o (Slovakia) and additional territories were added to our contract with Kaizen Gaming, planned to go live in the quarter ending December 31, 2022.

A new Virtuals Plug and Play contract was signed with Morocco Lottery and launched, plus an extension to the retail contract.

In the three-month period, we launched Virtuals Women’s Soccer to coincide with UEFA Women’s Euro 2022. We also launched Matchday Ultra 2 and Soccer Ultra 2 with SNAI (Italy) retail and online, and optimized OPAP retail schedule increasing the frequency of events and added product enhancements.

Virtual Sports, Results of Operations

	For the Three-Month Period ended		Variance				For the Nine-Month Period ended		Variance
(In millions)	Sept 30,	Sept 30,	2022 vs 2021				Sept 30,	Sept 30,	2022 vs 2021
	2022	2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2022	2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$14.6	$10.5	$(2.5)	$6.6	63.0%	39.0%	$40.2	$25.0	$(4.4)	$19.6	78.5%	60.7%

Cost of Service	(0.5)	(0.5)	0.1	(0.1)	11.9%	(4.4)%	(1.7)	(1.3)	0.2	(0.6)	43.4%	30.4%

Selling, general and administrative expenses	(1.6)	(1.4)	0.1	(0.3)	17.1%	14.2%	(4.6)	(5.2)	0.4	0.2	(4.3)%	(12.3)%

Stock-based compensation	(0.2)	(0.3)	0.0	0.0	(11.3)%	(24.4)%	(0.5)	(0.5)	0.1	(0.1)	19.6%	7.7%

Depreciation and amortization	(0.7)	(0.7)	0.1	(0.1)	17.1%	(0.2)%	(2.0)	(2.5)	0.2	0.4	(14.6)%	(22.7)%

Net operating Income (Loss)	$11.6	$7.6	$(2.2)	$6.2	83.6%	52.5%	$31.4	$15.5	$(3.6)	$19.6	126.9%	103.4%

Exchange Rate - $ to £	1.18	1.38					1.25	1.38

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

Virtual Sports revenue

During the three- and nine-month periods, revenue increased by $6.6 million, or 63%, and $19.6 million, or 79%, respectively. These increases were driven by $7.1 million and $16.3 million increases in Online Virtuals, respectively, primarily driven by the growth from our existing online customers along with expanding jurisdictions, as well as increases in Retail Virtuals of $3.3 million, in the nine-month period due to retail venues being open for the whole of the period compared to the prior period.

Virtual Sports operating income

Operating income increased by $6.2 million during the three-month period and by $19.6 million in the nine-month period.

The increases in the periods were primarily due to the increase in revenue of $6.6 million in the three-month period and $19.6 million in the nine-month period.

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

Interactive, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	Sept 30,	Sept 30,	2022 vs 2021		Sept 30,	Sept 30,	2022 vs 2021
Interactive	2022	2021		%	2022	2021		%

No. of Live Customers at the end of the period	125	91	34	37.4%	125	91	34	37.4%
Average No. of Live Customers	124	90	34	37.9%	117	87	30	34.7%
No. of Live Games at the end of the period	262	226	36	15.9%	262	226	36	15.9%
Average No. of Live Games	259	224	36	15.9%	249	213	36	17.0%
Total Revenue (£’m)	£4.9	£4.4	£0.5	10.3%	£13.4	£12.3	£1.1	9.0%

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

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	Sept 30,	Sept 30,	2022 vs 2021		Sept 30,	Sept 30,	2022 vs 2021
(In £ millions)	2022	2021		%	2022	2021		%
Interactive Recurring Revenue
Total Interactive Revenue	£4.9	£4.4	£0.5	10.3%	£13.4	£12.3	£1.1	9.0%

Total Recurring Revenue - Interactive	£4.9	£4.4	£0.5	10.3%	£13.4	£12.3	£1.1	9.0%
Interactive Recurring Revenue as a Percentage of Total Interactive Revenue	100.0%	100.0%	0.0%		100.0%	100.0%	0.0%

Interactive, key events

During the nine-month period ended September 30, 2022, we undertook 30 new brand launches, 23 during the first half of 2022 and seven during the third quarter of 2022. We expanded territories with Bet365, BetMGM and Gamesys in Ontario, along with DraftKings in New Jersey and Connecticut and Rush Street Interactive in Michigan and Pennsylvania. Additional brands are expected to launch in Pennsylvania in the fourth quarter.

We deployed 27 new games in the nine-month period, 20 new games in the first half of the year, including “Anubis Gold”, “Big Scary Fortune”, “Big Egyptian Fortune” and “Big Wheel Bonus” and 6 new games in the third quarter, including “Anubis Gold” and “Big Scary Fortune”.

Loto-Quebec launched our first iLottery title with “Pharaon Reaction” in the first half of 2022.

Interactive, Results of Operations

	For the Three-Month Period ended		Variance				For the Nine-Month Period ended		Variance
(In millions)	Sept 30,	Sept 30,	2022 vs 2021				Sept 30,	Sept 30,	2022 vs 2021
	2022	2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2022	2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$5.7	$6.1	$(1.0)	$0.6	10.3%	(5.7)%	$16.8	$17.1	$(1.8)	$1.5	9.0%	(1.4)%

Cost of Service	(0.8)	(1.0)	0.1	0.1	(7.4)%	(19.5)%	(2.6)	(2.7)	0.3	(0.1)	5.3%	(4.3)%

Selling, general and administrative expenses	(1.8)	(1.7)	0.4	(0.5)	30.5%	4.8%	(5.1)	(4.0)	0.6	(1.7)	41.8%	27.9%

Stock-based compensation	(0.1)	(0.2)	0.0	0.0	(27.2)%	(37.7)%	(0.4)	(0.4)	0.0	(0.1)	22.6%	10.9%

Depreciation and amortization	(0.7)	(0.9)	0.1	0.1	(9.2)%	(22.4)%	(2.1)	(2.5)	0.2	0.2	(6.6)%	(15.5)%

Net operating Income (Loss)	$2.3	$2.3	$(0.3)	$0.3	13.9%	1.0%	$6.6	$7.5	$(0.7)	$(0.2)	(2.4)%	(11.7)%

Exchange Rate - $ to £	1.18	1.38					1.25	1.39

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

Interactive revenue

During the three- and nine-month periods, revenue increased by $0.6 million and $1.5 million, respectively, primarily driven by recurring revenue growth due to the consistent launch of new content across the estate, growth in the customer base in new, emerging and core markets and increased promotional activity through exclusive deals with tier-one customers.

Interactive operating income

Operating income for the three and nine-month period increased by $0.3 million and declined by $0.2 million, respectively.

Revenue increased in both periods; however, it was partially offset by an increase in SG&A expenses driven by the investment in the segment to help drive revenues and for the nine-month period staff returning from furlough and to full pay ($0.5 million in the three-month period and $1.7 million in the nine-month period, respectively).

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

Leisure, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	Sept 30,	Sept 30,	2022 vs 2021		Sept 30,	Sept 30,	2022 vs 2021
Leisure	2022	2021		%	2022	2021		%

End of period installed base Gaming machines (# of terminals)	10,987	11,546	(559)	(4.8)%	10,987	11,546	(559)	(4.8)%
Average installed base Gaming machines (# of terminals)	10,833	11,548	(715)	(6.2)%	10,977	11,626	(649)	(5.6)%
End of period installed base Other (# of terminals)	4,745	6,989	(2,244)	(32.1)%	4,745	6,989	(2,244)	(32.1)%
Average installed base Other (# of terminals)	4,696	7,062	(2,366)	(33.5)%	5,248	7,134	(1,886)	(26.4)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	6,198	6,238	(40)	(0.6)%	6,209	5,978	231	3.9%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	1,419	1,969	(549)	(27.9)%	1,479	2,146	(666)	(31.1)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	3,216	3,085	131	4.2%	3,208	3,239	(31)	(0.9)%
Inspired Leisure Revenue per Gaming Machine per week	£63.2	£60.4	£2.9	4.7%	£63.5	£28.3	£35.2	124.5%
Inspired Pub Digital Revenue per Gaming Machine per week	£68.3	£57.5	£10.8	18.8%	£68.5	£27.8	£40.7	146.2%
Inspired Pub Analogue Revenue per Gaming Machine per week	£37.3	£37.2	£0.1	0.3%	£37.8	£16.8	£21.0	125.2%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£92.5	£83.2	£9.3	11%	£92.0	£37.8	£54.2	143.4%
Inspired Other Revenue per Machine per week	£19.8	£19.8	(£0.0)	(0.2)%	£19.7	£8.2	£11.6	141.6%

Total Holiday Parks Revenue (Gaming and Non Gaming) (£’m)	£13.6	£12.5	£1.1	8.6%	£25.0	£15.8	£9.3	59%

(1)	Motorway Service Area machines

In the table above:

“End of period installed base Gaming” and “Average installed base Gaming” represent the number of gaming machines installed (excluding Holiday Park machines) that are Category B and Category C only, from which there is participation or rental revenue at the end of the period or as an average over the period.

“End of period installed base Other” and “Average installed base Other” represent the number of all other category machines installed (excluding Holiday Park machines) from which there is participation or rental revenue at the end of the period or as an average over the period.

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

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	Sept 30,	Sept 30,	2022 vs 2021		Sept 30,	Sept 30,	2022 vs 2021
(In £ millions)	2022	2021		%	2022	2021		%
Leisure Recurring Revenue
Total Leisure Revenue	£25.7	£24.2	£1.5	6.2%	£61.1	£32.7	£28.4	86.9%

Total Leisure Recurring Revenue	£25.2	£23.4	£1.8	7.8%	£59.5	£31.0	£28.5	91.8%
Leisure Recurring Revenue as a Percentage of Total Leisure Revenue	98.1%	96.6%	1.5%		97.5%	95.0%	2.5%

Leisure, key events

The quarter ending September 30, 2022 is peak season for the Holiday Parks business. In addition after the quarter end, we successfully added another Butlins site in January 2023 making Inspired the sole supplier of amusement and gaming machines for Butlins for the next seven years, and we secured a new five-year deal with Haven.

In the Pubs sector, we have been reappointed as a supplier to Marston’s for a further four years and divested our prize vend assets in the estate to allow focus on core gaming products with increased margins. This is the reason for the decline in Other installed base year-on-year.

‘Slots O Luck Rainbow Gold Free Spins’, ‘Bonus Fruits Free Spins’ and ‘Always Hot Deluxe’ were deployed across the estate in the quarter, demonstrating our commitment to leveraging Inspired’s successful game portfolio for the pub sector.

Leisure, Results of Operations

	For the Three-Month Period ended		Variance				For the Nine-Month Period ended		Variance
(In millions)	Sept 30,	Sept 30,	2022 vs 2021				Sept 30,	Sept 30,	2022 vs 2021
	2022	2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2022	2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$29.9	$32.4	$(5.0)	$2.4	7.4%	(7.9)%	$74.3	$43.1	$(8.2)	$39.4	91.5%	72.5%
Product	0.6	1.0	(0.0)	(0.4)	(35.7)%	(40.3)%	1.8	2.1	(0.2)	(0.1)	(7.0)%	(15.7)%
Total revenue	30.5	33.4	(5.0)	2.1	6.2%	(8.8)%	76.1	45.2	(8.4)	39.3	86.9%	68.4%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(8.5)	(8.2)	1.5	(1.8)	22.1%	3.6%	(19.9)	(11.6)	2.3	(10.6)	91.8%	71.7%
Cost of Product	(0.4)	(0.5)	0.0	0.1	(18.5)%	(23.8)%	(1.1)	(1.1)	0.1	(0.1)	7.3%	(0.5)%
Total cost of sales	(8.9)	(8.7)	1.5	(1.7)	19.4%	1.9%	(21.0)	(12.7)	2.4	(10.7)	84.1%	65.3%

Selling, general and administrative expenses	(11.9)	(11.7)	2.1	(2.2)	19.0%	1.4%	(35.2)	(23.1)	3.7	(15.8)	68.7%	52.5%

Stock-based compensation	(0.1)	(0.1)	0.0	(0.0)	12.5%	(3.4)%	(0.4)	(0.3)	0.0	(0.1)	29.4%	16.5%

Depreciation and amortization	(3.1)	(3.9)	0.5	0.3	(8.1)%	(20.5)%	(10.3)	(12.2)	1.1	0.8	(6.3)%	(15.6)%

Net operating Income (Loss)	6.5	9.0	$(0.9)	$(1.6)	(17.5)%	(27.5)%	9.2	(3.1)	$(1.1)	$13.4	(431.8)%	(394.1)%

Exchange Rate - $ to £	1.18	1.38					1.25	1.38

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

Leisure Revenue

For the three- and nine-month period, revenue increased by $2.1 million, or 6.2%, and $39.3 million, or 87%, respectively, as our business benefitted from no COVID-19 closures and fewer social distancing restrictions during the nine-month period and growth in Service revenue for the three-month period.

Service revenue increased by $2.4 million and $39.4 million, respectively, driven by all markets being open for the whole of the period, particularly Holiday parks ($1.5 million), Motorway service areas ($0.4 million) and Bingo Halls ($0.3 million) for the three-month period and for the nine-month period, Pubs ($15.3 million), Holiday parks ($12.8 million), Motorway service areas ($7.4 million) and Bingo Halls ($2.3 million).

Leisure Operating Income/ (Loss)

Operating income for the three-month period reduced by $1.6 million, from income of $9.0 million to income of $6.5 million. This was primarily due to an increase in Cost of sales ($1.7 million) driven by Holiday Parks due to inflation and GBP weakness increasing the cost of parts and prizes for our terminals, and SG&A expenses ($2.2 million), due to an increase in staff cost.

Operating income for the nine-month period improved by $13.4 million, from a loss of $3.1 million to income of $9.2 million. This was primarily due to the increase in revenue as venues reopened and COVID-19 restrictions were removed, as well as a reduction in depreciation and amortization of $0.8 million. This was partially offset by increases in Cost of sales ($10.7 million) and SG&A expenses ($15.8 million), due to staff returning from furlough and to full pay and in the later months from the increase in the UK national living wage.

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

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Loss, to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA by segment for the Three and Nine Months ended September 30, 2022

	For the Three-Month Period ended						For the Nine-Month Period ended
	Sept 30,						Sept 30,
(In millions)	2022						2022
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$10.2	$4.5	$11.6	$2.3	$6.5	$(14.7)	$19.2	$16.0	$31.4	$6.6	$9.2	$(44.0)

Items Relating to Legacy Activities:
Pension charges (1)	0.2					0.2	$0.6					0.6

Items outside the normal course of business:
Acquisition and integration related transaction expenses (2)	0.1					0.1	$0.3	0.1				0.2

Stock-based compensation expense	2.5	0.4	0.2	0.1	0.1	1.7	$7.9	1.0	0.5	0.4	0.4	5.6

Depreciation and amortization	8.8	3.9	0.7	0.7	3.1	0.4	$28.7	12.8	2.0	2.1	10.3	1.5
Interest expense net	6.2					6.2	$18.7					18.7
Profit on disposal of trade & assets (5)	-	-				-	$(0.9)	(0.9)				-
Other finance expenses / (income)	(0.3)					(0.3)	$(0.9)					(0.9)
Income tax	0.1					0.1	$0.4					0.4
Adjusted EBITDA	$27.8	$8.8	$12.6	$3.1	$9.7	$(6.4)	$74.0	$29.0	$33.9	$9.1	$19.9	$(17.9)

Adjusted EBITDA	£23.4	£7.5	£10.7	£2.6	£8.0	(£5.4)	£59.2	£23.0	£27.3	£7.3	£16.0	(£14.4)

Exchange Rate - $ to £ (6)	1.18						1.25

Adj. EBITDA Margin	37.1%	36.3%	85.8%	54.7%	31.9%		35.8%	39.3%	84.3%	54.3%	26.1%

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Three and Nine Months ended September 30, 2021

	For the Three-Month Period ended						For the Nine-Month Period ended
	Sept 30,						Sept 30,
(In millions)	2021						2021
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$25.0	$5.1	$7.6	$2.3	$9.0	$1.0	$(35.5)	$(1.2)	$15.5	$7.5	$(3.1)	$(54.2)

Items Relating to Legacy Activities:
Pension charges (1)	0.2					0.2	0.6					0.6

Items outside the normal course of business:
Acquisition and integration related transaction expenses (2)	-					-	1.5					1.5
Refinancing of Company Debt (3)	-					-	0.8					0.8
Italian tax related costs relating to prior years (4)	-		-			-	1.4		1.4			-

Stock-based compensation expense	3.8	0.5	0.3	0.2	0.1	2.7	8.6	1.1	0.5	0.4	0.3	6.3

Depreciation and amortization	11.2	5.3	0.7	0.9	3.9	0.4	36.2	17.7	2.5	2.5	12.2	1.3
Interest expense net	7.2					7.2	37.9					37.9
Change in fair value of warrant liability	(17.3)					(17.3)	(3.8)					(3.8)
Other finance expenses / (income)	(0.3)					(0.3)	(5.5)					(5.5)
Income tax	0.3					0.3	(0.1)					(0.1)
Adjusted EBITDA	$30.1	$10.9	$8.6	$3.4	$13.0	$(5.8)	$42.0	$17.6	$19.9	$10.4	$9.4	$(15.2)

Adjusted EBITDA	£21.8	£7.9	£6.1	£2.5	£9.4	(£4.1)	£30.4	£12.8	£14.3	£7.5	£6.8	(£11.0)

Exchange Rate - $ to £ (6)	1.38						1.38

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Notes to Adjusted EBITDA reconciliation tables above:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.

(2)	Acquisition and integration related transaction expenses, Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(3)	In May 2021, the Company refinanced its debt. These are the one-off fees as a result of the refinancing.

(4)	“Italian tax related costs relating to prior years invoicing” relate to a settlement with the Italian Tax Authorities in respect of an audit for the period 2015-2017 in respect of the historic VAT treatment of supplies.

(5)	“Profit on disposal of trade & assets” -- In January 2022, the Company sold its Italian VLT business, including all terminals and other assets, staff costs and facilities and contracts to a non-connected party, recognizing a profit on this disposal.

(6)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Liquidity and Capital Resources

Nine Months ended September 30, 2022, compared to Nine Months ended September 30, 2021

Cash Flow Summary - A Two Year Comparative

	Nine Months ended		Variance
(in millions)	Sept 30,	Sept 30,
	2022	2021	2022 to 2021
Net profit/(loss)	$19.2	$(35.5)	$54.7
Amortization of debt fees	1.1	16.7	(15.6)
Change in fair value of derivative and warrant liabilities and stock-based compensation expense	8.4	6.1	2.3
Foreign currency translation on senior bank debt and cross currency swaps	0.0	(4.6)	4.6
Depreciation and amortization (incl RoU assets)	30.6	38.7	(8.1)
Other net cash utilized by operating activities	(19.4)	(14.4)	(5.0)
Net cash provided by operating activities	39.9	7.0	32.9

Net cash used in investing activities	(31.4)	(18.2)	(13.2)
Net cash used/(generated) by financing activities	(10.4)	0.9	(11.3)
Effect of exchange rates on cash	(8.5)	0.3	(8.8)
Net decrease in cash and cash equivalents	$(10.4)	$(10.0)	$(0.4)

Net cash provided by operating activities

For the nine months ended September 30, 2022, net cash inflow provided by operating activities was $39.9 million, compared to a $7.0 million inflow for the nine months ended September 30, 2021, representing a $32.9 million increase in cash generation. This increase was driven primarily by trading levels through increases in our online businesses and the worldwide trading restrictions in the nine months ended September 30, 2021, resulting from the COVID-19 pandemic.

Amortization of debt fees decreased by $15.6 million, to $1.1 million, due to the reduction in the level of capitalized debt fees after May 2021 following the Company’s refinancing of its debt and the $14.4 million write off of the remaining debt fees from the previous financing arrangement.

Change in the fair value of derivative and warrant liabilities and stock-based compensation expense increased by $2.3 million, from $6.1 million to $8.4 million. Movements in the fair value of warrant liabilities in the prior period increased by $3.8 million which was partly offset by a lower gain relating to terminated cross currency swaps ($0.8 million) and a lower stock-based compensation expense ($0.7 million).

Following the refinancing in May 2021, there has been no foreign currency translation on senior bank debt and cross currency swaps. In the nine months ended September 30, 2021, the foreign currency translation on senior bank debt and cross currency swaps resulted in a loss of $4.6 million as a result of the movement in exchange rates during the period.

Depreciation and amortization decreased by $8.1 million, to $30.6 million, with reductions of $3.2 million in machine depreciation, $4.6 million in amortization of intangible assets and $0.6 million in amortization of right of use assets.

Other net cash utilized by operating activities decreased by $5.0 million, to a $19.4 million outflow. The relative movements between the nine months ended September 30, 2022 and the nine months ended September 30, 2021 resulted in a $16.3 million outflow through increased inventory holding to reduce the risk of delaying machine builds due to non-supply of components, a $5.4 million outflow from accounts payable and accruals and a $0.9 million outflow from corporate tax and other current taxes. These were offset by relative favorable movements between the nine months ended September 30, 2022 and the nine months ended September 30, 2021 for prepayments and accrued income of $8.6 million, interest accruals of $3.5 million and accounts receivable of $5.8 million due to COVID-19 closures restricting trading at the start of the previous period.

Net cash used in investing activities

Net cash utilized in investing activities increased by $13.2 million, to $31.4 million in the nine months ended September 30, 2022. This was driven by higher spend on plant, property and equipment (an $8.1 million increase compared to 2021) and capitalized software (a $4.5 million increase compared to 2021) due to spending in the previous year being low as a result of the pandemic. The nine months ended September 30, 2022 also included the final payment of $0.6 million related to the acquisition of Sportech Lotteries, LLC, which was acquired on December 31, 2021.

Net cash (used)/generated by financing activities

During the nine months ended September 30, 2022, net cash utilized by financing activities was $10.4 million, $10.0 million of which related to the Company’s repurchase of its common shares under the Share Repurchase Program and $0.4 million of which related to finance lease spend. During the nine months ended September 30, 2021, financing activities generated $0.9 million of cash with a net $1.3 million from the refinancing in May 2021 after payment of associated fees less a spend of $0.4 million on finance leases.

Funding Needs and Sources

To fund our obligations, historically we have relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of September 30, 2022, we had liquidity consisting of $37.4 million in cash and cash equivalents and a further $22.3 million of undrawn revolver facility. This compares to $37.1 million of cash and cash equivalents as of September 30, 2021, with a further $27.0 million of revolver facilities undrawn. We had a working capital outflow of $19.4 million for the nine months ended September 30, 2022, compared to a $14.4 million outflow for the nine months ended September 30, 2021.

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

Some of our business operations require cash to be held within the machines. As of September 30, 2022, $4.8 million of our $37.4 million of cash and cash equivalents were held as operational floats within the machines.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through November 2023.

Long Term and Other Debt

(In millions)	September 30, 2022		September 30, 2021
Cash held	£33.4	$37.4	£27.5	$37.1
Original principal senior debt	(235.0)	(262.5)	(235.0)	(316.9)
Cash interest accrued	(6.1)	(6.9)	(6.7)	(9.1)
Finance lease creditors	(2.0)	(2.2)	(1.3)	(1.7)
Total	£(209.7)	$(234.2)	£(215.5)	$(290.5)

(In millions)	September 30, 2022		September 30, 2021
Cash held	£33.4	$37.4	£27.5	$37.1
Original principal senior debt	(235.0)	(262.5)	(235.0)	(316.9)
Cash interest accrued	(6.1)	(6.9)	(6.7)	(9.1)
Finance lease creditors	(2.0)	(2.2)	(1.3)	(1.7)
Total	£(209.7)	$(234.2)	£(215.5)	$(290.5)

Debt Covenants

Under our debt facilities in place as of September 30, 2022, we are not subject to covenant testing on the Senior Secured Notes. We are, however, subject to covenant testing at the level of Inspired Entertainment Inc., the ultimate holding company, on our Super Senior Revolving Credit Facility which requires the Company to maintain a maximum consolidated senior secured net leverage ratio of 6.25x on the test date for the relevant period ending June 30, 2021, stepping down to 6.0x on March 31, 2022, 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Financial Covenant does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at September 30, 2022 showed covenant compliance.

There were no breaches of the debt covenants in the periods ended September 30, 2022 or September 30, 2021.

Liens and Encumbrances

As of September 30, 2022, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Share Repurchases

The Board of Directors has authorized that the Company may use up to $25.0 million to repurchase Inspired shares of common stock, subject to repurchases being effected on or before May 10, 2025. Management has discretion as to whether to repurchase shares of the Company and as of September 30, 2022, an aggregate of $10.0 million of our shares of common stock had been repurchased.

Contractual Obligations

As of September 30, 2022, our contractual obligations were as follows:

Contractual Obligations (in millions)	Total	Less than 1 yr	1-3 years	3-5 years	More than 5 yrs
Operating activities
Interest on long term debt	$82.7	$20.7	$41.3	$20.7	$-

Financing activities
Senior bank debt - principal repayment	262.5	-	-	262.5	-
Finance lease payments	2.2	1.0	1.0	0.2	-
Operating lease payments	8.5	2.7	3.3	1.1	1.4
Interest on non-utilisation fees	1.0	0.3	0.6	0.1	-
Total	$356.9	$24.7	$46.2	$284.6	$1.4

Off-Balance Sheet Arrangements

As of September 30, 2022, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

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

Interest Rate Risk

Following the Company’s refinancing of its debt in May 2021, the external borrowings of £235.0 million ($262.5 million) are provided at a fixed rate. Therefore, movements in rates such as LIBOR do not impact on the current borrowings and the only fluctuation that is expected to be reported will be that solely caused by movements in the exchange rates between the Company’s functional currency and its reporting currency.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. To estimate our foreign currency exchange rate risk, we identify material Euro and US Dollar trading and balance sheet amounts and recalculate the result using a 10% movement in the GBP:US Dollar exchange rate. For the trading figures the 10% movement is based on the average exchange rate throughout the reported period and for the balance sheet figures the 10% movement is based on the exchange rate used at September 30, 2022.

Excluding intercompany balances, our Euro functional currency net assets total approximately $3.8 million, and our US Dollar functional currency net assets total approximately $1.4 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of September 30, 2022, would result in favorable translation adjustments of approximately $0.4 million and $0.1 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained gains from Euro based entities earned in Euros and retained losses from USD based entities earned in US Dollars in the nine months ended September 30, 2022, were €8.9 million and $4.9 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of September 30, 2022, would result in translation adjustments of approximately $0.9 million favorable and $0.4 million unfavorable, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results unfavorably by approximately $1.5 million and would result in unfavorable translation adjustments of approximately $7.2 million, recorded in other comprehensive loss.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022, due to the material weakness described in Item 9A of the Annual Report on Form 10-K filed with the SEC on March 31, 2022. Management have implemented additional controls designed to remediate this material weakness; however, these controls have not operated effectively over a sufficient period of time in order to conclude that the material weakness has been fully remediated.

Notwithstanding the identified material weakness and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

ITEM 1A. RISK FACTORS

Our business is subject to a high degree of risk. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, our Quarterly Report on Form 10-Q for our quarter ended March 31, 2022 and our Quarterly Report on Form 10-Q for our quarter ended June 30, 2022. You should carefully read and assess all of these risk factors. Any of these risks could materially and adversely affect our business, operating results, financial condition and prospects, and cause the value of our common stock to decline, which could cause investors in our common stock to lose all or part of their investments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The Company’s share repurchase activities for the three months ended September 30, 2022 were as follows(1):

Period	Number of shares purchased(2)	Average price paid per share(3)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs

July 1, 2022 to July 31, 2022	248,501	$8.15	248,501	$17,854,497
August 1, 2022 to August 31, 2022	–	$–	–	$–
September 1, 2022 to September 30, 2022	293,522	$10.06	293,522	$14,906,352
	542,023	$9.19	542,023	$14,906,352

(1)	On May 10, 2022, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of shares of the Company’s common stock (the “Share Repurchase Program”), exclusive of any fees, commissions or other expenses related to such repurchases, on or prior to May 10, 2025. The first repurchases under the Share Repurchase Program were made on May 24, 2022.

(2)	With respect to the total number of shares shown as repurchased during the three months ended September 30, 2022, 531,747 shares were canceled and retired during such three months and 10,276 shares were canceled and retired in October 2022.

(3)	The average price paid per share includes commissions related to the repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1#*	Inspired Entertainment Sharesave Plan (U.K. Appendix) (adopted as a subplan to the Inspired Entertainment Employee Stock Purchase Plan).
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: November 9, 2022		/s/ A. Lorne Weil
	Name:	A. Lorne Weil
	Title:	Executive Chairman
(Principal Executive Officer)

Date: November 9, 2022		/s/ Stewart F.B. Baker
	Name:	Stewart F.B. Baker
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

