Form 10-K
period 2022-12-31
Inspired Entertainment, Inc.
filed 2023-03-16
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the registrant’s common stock, other than shares held by persons who may be deemed to be affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $187.3 million. For the purpose of this disclosure, executive officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant.

As of March 13, 2023, there were 26,246,021 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2023 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2022. If such proxy statement is not filed on or before such date, the information called for by Part III will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

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

Our forward-looking statements reflect our current expectations about our future results, performance, liquidity, financial condition, prospects and opportunities, and are based upon information currently available to us, our interpretation of what we believe to be significant factors affecting our business and many assumptions regarding future events. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, our forward-looking statements. This could occur as a result of various risks and uncertainties, including the following :

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

ii

PART I

ITEM 1. BUSINESS.

Overview

Inspired Entertainment, Inc. (the “Company”, “Inspired”, “we” or “us”) is a global gaming technology company, supplying content, platform and other products and services to online and land-based regulated lottery, betting and gaming operators worldwide through a broad range of distribution channels, predominantly on a business-to-business basis. We provide end-to-end digital gaming solutions (i) on our own proprietary and secure network, which accommodates a wide range of devices, including land-based gaming machine terminals, mobile devices and online computer applications and (ii) through third party networks. Our content and other products can be found through the consumer-facing portals of our interactive customers and, through our land-based customers, in licensed betting offices, adult gaming centers, pubs, bingo halls, airports, motorway service areas and leisure parks.

Our customer base includes regulated operators of lotteries, licensed sports bookmakers, gaming and bingo halls, casinos and regulated online operators, adult gaming centers, pubs, holiday parks, and motorway service areas. Some of our key customers include William Hill, SNAI, Sisal, Lottomatica, Betfred, Paddy Power, Betfair, Genting, bet365, Sky Bet, Fortuna, the Greek Organisation of Football Prognostics S.A. (OPAP.), Entain, the Pennsylvania Lottery, Bourne Leisure, Greentube, Stonegate, Mitchells & Butler, Marstons, Greene King, JD Wetherspoon, Parkdean Resort, Centre Parcs Resorts and Novomatic. Geographically, 73% of our revenues (excluding VAT-related revenue) for the year ended December 31, 2022 were generated from our UK operations, with the remainder generated from Greece and the rest of the world. Our products are designed to operate within applicable gaming and lottery regulations and our customers are regulated gaming or lottery operators or are otherwise licensed to operate our products.

We conduct business across different jurisdictions of which Great Britain, Italy and Greece have historically contributed the most significant recurring revenues. Recently we have begun to conduct a meaningful amount of business in North America as well. We are licensed or certified (as applicable) by the Gambling Commission in the United Kingdom, and by the Hellenic Gaming Commission in Greece, and registered with L’Agenzia delle dogane e dei Monopoli (“ADM”) in Italy. We are licensed by regulators in other jurisdictions such as the Malta Gaming Authority, Licensing Authority of Gibraltar, the Alderney Gambling Control Commission, the Belgian Commission, Autorité Des Marchés Financiers (Quebec), the Romanian National Gambling Office, Oficiul National pentru Jocuri de Noroc and we hold licenses with the US States of Connecticut, Illinois, Michigan,, New Jersey, Oregon, Pennsylvania, West Virginia and the Canadian provinces of Alberta, Nova Scotia, Ontario and Saskatchewan.

We are headquartered in the United States, with principal operating facilities located in the United Kingdom, India and Italy. As of December 31, 2022, we had approximately 1,600 employees, approximately 1,500   of which were full-time. We generated total revenue of $285.4 million and Adjusted EBITDA of $99.6 million for the year ended December 31, 2022.

The Company is publicly listed on the NASDAQ and had an equity market capitalization of approximately $328.27 million as of December 31, 2022 (based upon a closing stock price of $12.67 on December 30, 2022).

Certain product and company names referred to herein are trademarks™ or registered® trademarks of their respective holders.

Our Products

We operate in four business segments: Gaming, Virtual Sports, Interactive and Leisure, as further described below.

Gaming Segment

Our Gaming segment supplies gaming terminals as well as gaming software and games for the terminals provided to betting offices, casinos, gaming halls and high street adult gaming centers. It utilizes our Server Based Gaming (“SBG”) technology to supply products to our customers’ global land-based gaming venues. SBG products offer an extensive portfolio of games through digital terminals. Our games are currently deployed through more than 35,000 digital terminals. Because our SBG products are fully digital, they interact with a central server and are provided on a “distributed” basis, which allows us to access a wide geographic footprint through internet and proprietary networks.

Our SBG game portfolio includes a broad selection of popular omni-channel slots titles including the CenturionTM game family and Super Hot Fruits® (featuring the Sizzling Hot SpinsTM game family). These games offer customers a wide range of volatilities, return-to-player and other special features, which we collectively refer to as “game math.” We also offer a range of more traditional casino games through our SBG network, such as roulette, blackjack and numbers games.

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

Our SBG terminals in the United Kingdom account for a material portion of all SBG terminal placements, and we offer over 100 games for play across this portfolio. We are also a material supplier to customers in Greece and Italy. Over the past two years, we have grown our business in North America where we have sold products in Illinois and to the Western Canada Lottery Corporation. We offer SBG terminals such as the Flex4k curved screen, Vantage ®, EclipseTM, ValorTM, PrismaticTM and Sabre HydraTM, each offering a different size terminal, graphics, technology and price proposition.

As of December 31, 2022, we had a total installed base of 35,003 units, which were operated primarily under participation-based contracts. We generate revenue by participating, typically as a function of gross revenue from each machine, in a percentage of volumes generated by these machines. Because we participate in our customers’ revenues under such contracts, we are aligned with our customers in benefitting from the introduction of our new content, which can drive growth of the win per unit per day of our installed base. Additionally, we earn revenue through the sale of units, as well as receiving a fixed daily fee for some of our installed units. During 2022, we sold 2,927 units, 53% of these in the UK and 47% internationally. With our participation-driven business model, approximately 96% of service revenue for our Gaming segment was recurring in nature in 2022 (excluding $2.0 million of performance bonus revenue and $1.0 million of VAT-related revenue) and derived under long-term contracts. We have successfully renewed contracts with our three largest customers in the UK LBO market.

For the year ended December 31, 2022, our Gaming segment generated revenue and Adjusted EBITDA of $111.7 million and $41.6 million, respectively (excluding VAT related income), as compared to the year ended December 31, 2021, during which we generated $81.4 million and $26.1 million in revenue and Adjusted EBITDA, respectively (excluding VAT related income).

Virtual Sports Segment

Our Virtual Sports business designs, develops, markets and distributes ultra-high-definition games that create an always-on sports wagering experience in betting shops, other locations and online. Our Virtual Sports product comprises a complex software and networking package that provides fixed odds wagering on an ultra-high definition computer rendering of a simulated sporting event, such as soccer, football or basketball. Players can bet on the simulated sporting event, overcoming the relative infrequency of live sporting events. We have developed this product using an award-winning TV and film graphics team with advanced motion capture techniques.

We believe we are one of the most innovative suppliers of Virtual Sports gaming products in the world. We offer a wide range of sports and numbers games to approximately 32,000 retail venues as well as through various online websites. Our products are installed in over 20 gaming jurisdictions worldwide, including the UK, Italy, Greece, Turkey, Morocco, and the U.S.

Our Virtual Sports game portfolio includes titles such as V-Play SoccerTM, V-Play Women’s SoccerTM, V-Play Football TM, V-Play Basketball TM, V-Play Baseball TM, and V-Play NFLA TM, as well as greyhounds, other horse racing products, tennis, motor racing, cycling, cricket, speedway, golf and darts. We have also licensed the use of images of certain sports brands in our games, including with the NFL Alumni. In 2021, we entered into an exclusive licensing agreement with the Major League Baseball Players Alumni Association to create and license a new V-Play Home Run Shoot-out Legends TM virtual baseball product.

Our customers are many of the largest operators in lottery, gaming and betting worldwide. We are contracted to supply Virtual Sports to mobile and online operators in the United Kingdom; the U.S. states of Nevada, Pennsylvania, D.C. and New Jersey; Gibraltar and other regulated EU sectors, including Italy, Greece and Poland; and other jurisdictions such as Ontario, Turkey and Morocco. Virtual Sports can be adapted to function in sports betting, lottery, or gaming environments and is therefore available to a wide range of customers in both public and private implementations.

The Virtual Sports events are capable of being offered to millions of customers, through retail, online and mobile platforms, many of them available 24 hours per day, 7 days per week, and often concurrently within the same location or interactive platform. We have multiple hosting solutions capable of fulfilling the product delivery needs of our customers including our proprietary Virtual Plug and Play end to end online and mobile turnkey solutions. In addition, a cloud-based solution is available to customers who require an XML sportsbook integration that is fully hosted and operated by Inspired.

Our Virtual Sports products are typically offered to operators on a participation basis, whereby we receive a portion of the gaming revenues generated, plus an upfront software license fee. With our participation-driven business model, our Virtual Sports segment produces approximately 99% of total revenue on a recurring basis under long-term contracts for which our standard term is three years in duration.

For the year ended December 31, 2022, our Virtual Sports segment generated revenue and Adjusted EBITDA of $55.1 million and $46.3 million, respectively, as compared to the year ended December 31 2021, during which we generated $36.0 million and $28.4 million in revenue and Adjusted EBITDA, respectively. Virtual Sports revenue generated through online and mobile channels has increased from $26.1 million in 2021 to $43.4 million in 2022.

Interactive Segment

Our Interactive business uses unique interactive-only content as well as offerings from our Gaming and Virtual Sports segments to create games that are hosted on remote gaming servers to allow online gaming operators to use our games and content online and on mobile devices worldwide. Our interactive content includes a wide range of premium random number generated casino content from feature-rich bonus games to European-style casino free spins and table games incorporating well-known first and third-party brands including Space Invaders®, 20p RouletteTM, Jagr’s Super SlotTM, Super Hot Fruits® and Reel King MegawaysTM. Inspired releases several new titles per month and new games can be seamlessly deployed to the full estate of operators and aggregators through its proprietary Virgo RGS™. Games are available on over 300 websites across much of regulated Europe including the UK, Gibraltar, Malta, Spain, Sweden, Italy, Germany, the Netherlands, Romania, Greece and Belgium as well as in New Jersey, Michigan, Pennsylvania, Connecticut, Ontario and Quebec. We expect to next go live in West Virginia and Alberta during 2023.

Inspired’s Virgo RGS™ is integrated with a number of best known casino brands, including William Hill, Entain, bet365, Flutter, 888, Kindred, Gamesys, BetFred, Rank, Leo Vegas, OPAP and Stoiximan. We are also now live with thirteen North American operators: Bet MGM, Draft Kings, Caesars, Resorts/Mohegan, Rush Street Interactive, Wynn, Unibet, Ballys, Tipico, Ocean, 888 and Golden Nugget and with Loto Quebec in Canada.

Our Interactive products are typically offered to operators on a participation basis, whereby we receive a percentage of total amount of stakes wagered or a percentage of net gaming revenue. For the year ended December 31, 2022, our Interactive segment generated revenue and Adjusted EBITDA of $23.1 million and $12.3 million, respectively. With our participation-driven business model, approximately 100% of revenue for our Interactive segment is recurring in nature and derived under long-term contracts for which our standard term is three years in duration. We have successfully renewed all of our key Interactive contracts expiring over the last three years. We believe the COVID-19 global pandemic accelerated the market adoption of interactive gaming by end-users, and that our EBITDA margins in this segment will expand as our revenue grows due to the low variable costs we expect to incur on incremental revenue, versus our existing base of revenue.

Leisure Segment

We are a supplier of gaming terminals and amusement machines to the Leisure and Hospitality sectors and one of the largest operators of “pay to play” gaming terminals and amusement machines in the UK. As of December 31, 2022, we supplied and operated over 11,000 gaming terminals and 4,500 pool tables, prize vending and jukeboxes located in pubs, bingo halls, and adult gaming centers. We also service approximately 2,800 gaming terminals under maintenance only contracts. The increasing majority of gaming terminals we operate are server based, allowing us to distribute content supplied by our “in house” design studios as well as some of the most popular content titles from our strategic partners.

In addition, we also supply and operate approximately 9,500 amusement machines and 2,200 gaming terminals in family entertainment centers and adult gaming centers located in holiday parks, bowling centers and other entertainment venues. These include virtual reality simulators and arcade games, redemption and skill with prize games, basketball, air hockey and cue sports. Commercial arrangements are typically structured as either revenue participations or rental agreements.

Our customers in this segment include the vast majority of recognizable brands that participate in the geographies and sectors in which we operate. These customers include large pub operators JD Wetherspoons, Stonegate Pub Company, Greene King, Mitchells and Butler, Whitbread Marstons and Admiral Taverns. In the Bingo sector, we supply gaming terminals and services to Buzz Bingo and Mecca. We supply gaming terminals and services to transport hub operators, Moto and Welcome Break and major airports, including Heathrow. We also operate our own adult gaming centers under the QuicksilverTM brand in Extra Motorway Services. We have joint venture agreements with holiday park operators including Parkdean Resorts, Bourne Leisure and Butlins, where we supply machines and trained staff to manage and operate family entertainment centers.

Overall, our Leisure segment had, as of December 31, 2022, an installed base of over 16,000 gaming terminals, which were operated primarily under participation-based contracts. We generate revenue by participating, typically as a function of gross revenue from each machine, in a percentage of volumes generated by these machines. Because we participate in our customers’ revenues under such contracts, we are aligned with our customers in benefitting from the introduction of our new content, which can drive growth in the win per unit per day of our installed base. Additionally, we earn revenue through the sale of units, as well as a fixed daily fee for certain of our installed units. With our participation-driven business model, approximately 96% of revenue for our Leisure segment is recurring in nature and derived under long-term contracts. Notably, we have successfully renewed contracts with pub operators Greene King, Marstons PLC, Mitchells & Butlers, Admiral Taverns, Stonegate and Whitbread. We have also secured new contracts with Bourne Leisure and Butlins.

For the year ended December 31, 2022, our Leisure segment generated revenue and Adjusted EBITDA of $95.5 million and $24.4 million, respectively.

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

Substantial Recurring Revenue Supported by Long-Term Participation-Based Contracts

We believe our robust recurring revenue business model will drive our performance and free cash flow generation. For the year ended December 31, 2022, our recurring revenue, which included revenue generated from participation-based contracts and licensing arrangements, represented 86% of total revenue (87% excluding VAT-related revenue and $2.0 million of performance bonus), as compared to approximately 86% of total revenue (87% excluding VAT-related revenue) for the year ended December 31, 2021. Our content and products, which are provided primarily pursuant to long-term contracts, are essential to generating revenue for our customers and satisfying the demand of our end users. Our long-term contracts typically have an initial duration of three to five years depending on the business segment and the customer and, over the last three years, we have successfully renewed the significant majority of expiring contracts with key customers in our Gaming, Virtual Sports and Interactive segments, and have successfully renewed all expiring contracts with key customers in our Leisure segment since the Company’s acquisition of the Gaming Technology Group of Novomatic UK Ltd., a division of Novomatic Group, an international supplier of gaming equipment and solutions in October 2019 (the “NTG Acquisition”).

Proprietary Technology and Track-Record of Strong Content Development

We are dedicated to being at the forefront of our industry in terms of technology and innovation. We combine complementary expertise in technology and operations, positioning us as a provider of superior technical solutions. As of December 31, 2022, we held approximately 15 patents and approximately 200 trademarks worldwide. We focus our product development efforts on emerging technology trends, utilizing a combination of customer research, design experience and engineering excellence. We are committed to developing innovative products for our customers and are focused on improving player entertainment and customer profitability.

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

Our Interactive business has expanded rapidly, with revenue growing at an approximate compound annual growth rate of 103% on a functional currency at constant rate basis between 2019 and 2022. We believe this growth has been driven, in part, by our content library of over 100 slot games . Many of our recent game launches, including Gold Cash Free SpinsTM, Big Fishing FortuneTM, and the Reel King ® family of games, have been omni-channel, offering a premium player experience across multiple platforms – though, unlike our older games, they originated online and, once proved successful, were migrated to retail platforms.

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

Government initiatives, such as the legalization of casino operations in new jurisdictions, increases in the number of casinos allowed to operate in a given jurisdiction and the legalization of new products, have helped stimulate growth in the gaming market. In the United States, legislative change has led to an increase in the legalization of sports betting. As of December 31, 2022, 21 U.S. states and the District of Columbia have legalized sports betting.

Experienced Management Team

Our seasoned management team is led by our Executive Chairman, Lorne Weil, who is known as a gaming industry innovator and whose past leadership includes growing a diversified global gaming technology company both organically and through extensive acquisitions and joint ventures further bolstering the business. Other members of the Company’s Office of the Executive Chairman (the “OEC”) are our President and Chief Executive Officer, Brooks H. Pierce; our Executive Vice President and Chief Financial Officer, Stewart F.B. Baker; and our Executive Vice President and General Counsel, Carys Damon. The OEC executes the day-to-day management of the Company. Our management team has broad and deep experience in the gaming industry, working with lotteries, casino operators, betting platforms, and online operators. The members of the OEC have, on average, decades of experience in the gaming industry, including relationships with customers around the world, helping them build and sustain revenue growth. In addition, the members of the OEC have centered their careers on identifying, acquiring and integrating, through the implementation of value creation initiatives, complementary businesses.

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

We continually invest in new content and product development in each of the business segments in which we operate. We believe these investments can benefit our existing and prospective customers by making new content and products available to them and bringing exciting entertainment experiences to their players. Our approach, which seeks to distribute our content across a wide range of channels, protocols and regulatory standards, allows us to distribute our content across multiple sectors in which we operate on a cost-efficient basis. We have continued to focus on channels where we believe there is considerable growth available – especially in our digital businesses. We believe our technological approach allows us to quickly adapt to changes in player preferences.

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

We believe our historical growth has been driven by our entry into new geographies, and supplemented by increasing our share in existing markets. We expect to continue to focus on North American markets in the Gaming, Virtual Sports and Interactive segments for such expansion. We believe North America is a major gaming market in which we currently have limited participation, but where our products are well positioned, or can be positioned, for future success. For example, in 2021 and 2022, we placed 399 and 1,006 VLT terminals, respectively, in North America. We also believe there are likely to be growth opportunities in Latin America which will be available to us in the future.

Pursue targeted mergers and acquisitions to expand our product portfolio and distribution footprint.

In addition to growing our business organically, we have pursued, and continue to pursue, merger and acquisition opportunities that we believe will help strengthen and scale our operations and take further advantage of our competitive position. Our management team shares a combination of operating, investing, financial and transactional experience that we believe will serve the Company well as it seeks to identify opportunities for value-adding acquisitions and negotiate and close on beneficial acquisition transactions. In December 2021, we completed the acquisition of Sportech Lotteries, LLC (currently Inspired Entertainment Lotteries LLC), which is our first lottery-focused acquisition, further diversifying our business model on a product, customer, and geographic level.

Industry Overview

We operate within the global gaming and lottery industry. Global gaming and lottery growth has been resilient in the face of economic cycles over the last decade. According to the H2 Database, the global gaming and lottery industry has grown at a 2% compounded annual growth rate from 2012 to 2022, which has been driven by increased consumer spend and the introduction of new regulated sectors but declined dramatically in 2020 due to land-based venues being closed due to COVID-19 mandated shutdowns and restrictions.

During this period, the digital online and mobile gaming and lottery sectors have grown at a faster pace than the industry as a whole. According to the H2 Database, these industry sectors have grown at a 15% compounded annual growth rate from 2012 to 2022, driven by rapid growth in the deployment of digital games and technologies, including many of our products, into land-based venues in the primary sectors in which we operate, where regulators have supported the transition to digital, online and retail channels. According to the H2 Database, the total global gaming and lottery industry is projected to grow an average of 6% per year from 2022 to 2027 driven by the projected growth in mobile and online gaming.

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

Smartphones and Mobile Devices: Rapid adoption of gaming and lottery applications on growing volume. In certain sectors, mobile play on sports betting and gaming now exceeds such play on personal computers. According to the H2 Database, mobile gaming revenues in such sectors exhibited a 27.0% compound annual growth rate between 2010 and 2021. Mobile gaming and lottery is now expanding in other sectors, and mobile play has recently been approved in other sectors for gaming or lottery.

In addition to the foregoing, we believe there are significant benefits for our customers in adopting digitally networked gaming and lottery technologies. We believe our digitally-enabled products allow operators to remotely manage their operations with minimal disruption to their businesses. The system centralization enabled by digital operations offers flexibility to rotate or change games, tailor game availability to time-of-day, target specific player demographics and take advantage of seasonal and themed marketing opportunities. New games often can be phased in without the interim revenue declines often associated with replacing games on traditional slot machines. In addition, digital operations permit more games per terminal, enabling operators to test new games and new suppliers, seek to appeal to a broader base of players with minimal cost or risk, commission games from third-party suppliers on an open game interface and reduce procurement risk. Moreover, digital operations can significantly reduce the need for on-site repairs, improve terminal up-time and should extend terminal life cycles as well as the time period over which capital costs can be depreciated.

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

The GA05 provides that it is an offense to make a gaming machine available for use without an appropriate operating license. There are a number of different categories of licensable gaming machines (the GA05 provides for category A to D machines, although no category A machines are currently in operation); each category is subject to different levels of maximum stakes and prize limits. In addition, there are limits on the numbers and types of gaming machines that can be operated from licensed premises: for example, a licensed betting office is permitted to house up to four category B3 to D machines, while a large casino may house up to 150 category B to D machines (subject to satisfying certain ratios of machines to gaming tables).

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

Italy

We operate two different gaming businesses in Italy. We provide platform and games for video lottery terminals (“VLTs”), we also supply platforms for bets on Virtual Sports events to betting shops and online platforms. Our businesses are operated through the Italian branches of certain of our UK subsidiaries. These branches hold police licenses and are enrolled in the ADM Register of Gestori, as further described below. We supply our platform and games and Virtual Sports products only to operators licensed under Italian gaming laws and regulations.

Our VLT and Virtual Sports platforms must be connected over the internet to servers operated by the ADM. Information regarding gaming sessions and the amounts wagered and won is provided in real time through the ADM servers, in order to enable the ADM to monitor the operation of machines and games and to verify the amount of taxes due.

Italian Betting and Gaming Laws and Regulations. Operators of betting premises offering VLTs (including the entities managing the networks connecting such VLTs to ADM servers), and operators of betting premises or online platforms offering Virtual Sports products, must hold an Italian gaming license. No gaming license is required in order to supply VLTs or Virtual Sports products to such operators. Such VLT platforms, machines and games, and Virtual Sports platforms and games, must be certified and approved by either SOGEI, an entity controlled by the Italian Ministry of Finance and authorized to conduct such certifications or testing labs accredited with ADM. Such certifications and approvals must be obtained by such operators, rather than the suppliers of such VLT platforms, machines and games, and Virtual Sports platforms and games.

Suppliers of gaming machines, including VLTs, must hold a police license (as prescribed by article 86, paragraph 3, of the Italian United Text of Public Security Law (TULPS) provided by the Royal Decree 18 June 1931, No. 773) and be enrolled in a registry prescribed by article 1, paragraph 82 of Law No. 220/2010 and managed by ADM (known as the “ADM Register of Gestori”). If a supplier of gaming machines is not enrolled in the ADM Register of Gestori, any agreement it enters into regarding the supply of gaming machines is null and void. In addition, if the enrollment is not renewed, existing agreements regarding the supply of gaming machines become null and void. Enrollment in the ADM Register of Gestori is subject to, among other things, a review of the suitability of the applicant business entity and its directors. In the event of a change of control of the entity enrolled in the ADM Register of Gestori (but not of such entity’s direct or indirect parent entities), the details of such change must be notified to the ADM and suitability must be reconfirmed.

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

Greek Betting and Gaming Laws and Regulations: According to Article 44 par. 2 of Law 4002/2011, as well as according to HGC’s Decision No 225/2/25.10.2016 as well as Ministerial Decision 79314/23.07.2020 (GG B’ 3263/5 August 2020) as amended with Decision 13530 /02.02.2022 (GG B’ 356 03.02.2022) and again with Decision 187634/27.12.2022 (GG B’ 6716/2712.2022) and 79305/05.08.2020 (GG B’ 3262/5 August 2020), all suppliers of gaming machines in Greece must be certified by the HGC in order to legally supply, sell, lease, offer or distribute any VLT or virtual game or any other game of chance (i.e. games including wagers or bets and the result of which games depends, even partly, on the influence of luck). Moreover, for Manufacturers which are defined under the aforesaid Decision 79305 as “the person or entity which manufactures (indicatively, studies, designs, assembles, produces, programs) and in any way makes available to an Operator and/or Importer any Technical Means and Hardware, and has received a Suitability License by the HGC to this end, as well as the person that holds a license for a Studio”, Decision 79305, provides in Article 9 for a Suitability License provided a Manufacturers (type A.1 licence) and in Article 10 to Importers/Distributors (type E1 and E2)Accordingly, manufacturers need to obtain a Suitability License Type A1, while importers/distributors need to obtain a Suitability License Type E1 or E2.

As regards online gaming, Articles 45 -52 of Law 4002/2011 (GG A’ 180/22.8.2011), which was recently amended by Law 4635/2019 (GG A’ 167/30.10.2019), introduces several new provisions such as the two exclusive types of online licenses for online gaming operators: a) Online Betting License; and b) a license for Other Online Games (it covers online casino games and online poker games and variants thereof). Furthermore, Article 14 of the HGC’s Decision No 79835/05.08.2020 (GG B’ 3265/5.8.2020) states that all Manufacturers have to submit an application to the HGC, accompanied by the required compliance certificates, for the following elements: i. the Gaming Platform (Betting Platform); ii. the Random Number Generator (RNG) per type/group of Games that the Manufacturer offer to each License Holder; and iii. each individual game or multigame. Lastly, Suitability Licenses for suppliers are also divided into two types: a) Manufacturers Suitability License and b) Importers/Distributors Suitability License (according to articles 9 and 10 of Decision No 79305/05.08.2020). Accordingly, manufacturers need to obtain a Suitability License Type A1 or A2 (depending on whether the manufacturer provides management services to the operator or not), while importers/distributors need to obtain a Suitability License Type E1 or E2.

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

Content Development

We continually invest in new product development in each of our Gaming, Virtual Sports, Interactive and Leisure business segments. Inspired has a full stack game development structure, combining its proprietary technology frameworks together with some of the industry’s best math, art, creative and production personnel spread across 3 game studios (Inspired, Astra and Bell Fruit). We release over 100 games each year onto our own priority gaming system, Interactive RGS and to our G2S clients around the world in markets such as North America, UK, Greece, Spain, Belgium, Italy, Sweden and more. Whilst many of our game launches are omni-channel, we have a focus on building the right game for the right market and take pride in tweaking and modifying the math and themes for the target player. In Virtual Sports we combine graphical assets and software that controls those assets to schedule events and generate results via a random number generator, as well as supplying on demand versions of our content. In 2020, we launched the Virtual Plug and Play (VPP) product range. Using our award winning Virtuals assets, with our Interactive RGS and the addition of a Virtuals Bet Management System, VPP gives our operators a Virtuals Sportsbook in a box, with ease of integrations and operation. We account for our development costs as software development costs and these are typically amortized over a two-year period.

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

Under some contracts, we receive an upfront fee for the provision of the terminals but more typically generate revenue as a percentage of income generated on terminals. With our participation-driven business model, approximately 94% of service revenue (excluding VAT related income) for our Gaming segment is recurring in nature and derived under long-term contracts that are typically between three and five years (although may be shorter for contract extensions). Over the last three years, we have renewed a significant majority of contracts that were expiring.

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

Our Virtual Sports products are typically offered to operators on a participation basis, whereby we receive a portion of the gaming revenues generated, plus an upfront software license fee. With our participation-driven business model, our Virtual Sports segment produces approximately 99% of total revenue on a recurring basis under long-term contracts that average four years when entered into and we have historically had a 100% renewal rate over the last three years for contracts that expired.

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

Under our leisure contracts, we typically generate revenue on a participation-basis by participating, typically as a function of gross revenue from each terminal, in a percentage of volumes generated by these terminals. With our participation-driven or fixed weekly fee business model, approximately 100% of service revenue for our Leisure segment is recurring in nature and derived under long-term contracts that are usually between three and five years. Since the NTG Acquisition, within the Leisure segment we have successfully renewed or extended the significant majority of major contracts that have expired.

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

As of December 31, 2022, we had approximately 1,600 employees, approximately 1,500 of which were full-time. Of those employees, over 600 were dedicated to delivering our digital gaming platforms, content and manufacturing. Approximately 85 of our employees were assigned to the ongoing operation of our network, through which we supply and maintain our products. Approximately 600 of our employees were involved in UK field operations. Our management, sales and administration teams accounted for approximately 200 employees.

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

The terms of our intellectual property registrations vary based on the type of registration and the date and jurisdiction of filing or grant. European and U.K trademark registration lasts for 10 years but can be renewed indefinitely. European and U.K design registration lasts for five years but it can be renewed four times (giving a maximum total of 25 years of protection). European and U.K patents can only be renewed for up to 20 years. U.S. design patents expire 15 years from the date of grant, and the term of utility patents generally expires 20 years from the date of filing of the first non-provisional patent application in a family of patents. The actual protection afforded by a patent depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the applicable country.

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to the following:

●	We rely on a relatively small number of customers for a significant portion of our sales, and the loss of, or material reduction in, sales to any of our top customers could have an adverse effect on our business, results of operations, financial condition and prospects.

●	We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.

●	The UK Government’s impending review of the Gambling Act, together with other rules that may be considered in the UK in response to recent consultations, could have a material negative impact on our business.

●	Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties.

●	Our results of operations fluctuate due to seasonality and other factors and, therefore, our periodic operating results are not guarantees of future performance.

●	Our industry is subject to strict government regulations that could limit our existing operations and have a negative impact on our ability to grow.

●	Our industry is subject to regulations that set parameters for levels of gaming or wagering duty, tax, stake, prize and return to player.

●	We may be adversely affected by disruptions to our transaction gaming and lottery systems, as well as disruptions to our internal enterprise and information technology systems.

●	Our directors and key personnel are subject to the approval of certain regulatory authorities, which, if withheld, would require us to sever our relationship with non-approved individuals, which could adversely impact our operations.

●	Licensing and gaming authorities have significant control over our operations and ownership and could cause us to redeem certain stockholders on potentially disadvantageous terms.

●	Certain of our executive officers and directors are affiliated with entities engaged in business activities similar to those conducted by us (or may enter into similar business activities in the future) and, accordingly, may have conflicts of interest in determining whether a particular business opportunity should be presented to us or to another entity.

●	We have operations in a variety of countries, which subjects us to additional risks.

●	We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

●	Because tax laws and regulations are subject to interpretation and uncertainty, tax payments may ultimately differ from amounts currently recorded by the Company.

●	We may be unable to develop sufficient new products and product lines and integrate them into our existing business, which may adversely affect our ability to compete; our expansion into new sectors may present competitive and regulatory challenges that differ from current ones.

●	We may be required to recognize impairment charges related to goodwill, identified intangible assets and property and equipment or to take write-downs or write-offs, restructuring or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could have an adverse effect on your investment.

●	Volatility or disruption in the financial markets could materially adversely affect our business and the trading price of our common stock.

●	Global economic conditions could have an adverse effect on our business, operating results and financial condition.

●	We face risks and uncertainty arising from the United Kingdom’s withdrawal from the European Union.

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

Certain key customers, including certain UK, Italian and Greek gaming terminal customers and certain Virtual Sports customers, make a significant contribution to our revenues and profitability. Our top ten customers generated approximately 56% of total revenues and one customer generated more than 10% of total revenues in the year ended December 31, 2022. We expect that these customers will continue to represent a significant portion of our sales in the future. However, the loss of any of our top customers, whether through contract expiry and non-renewal, breach of contract or other adverse factors could materially adversely affect our revenues or return on capital and leave us with surplus terminals. Moreover, if any of these customers experience reduced revenue, such reduction could adversely affect any revenue-sharing arrangements we have with those customers, reduce our own revenues and adversely affect our financial results.

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

Because tax laws and regulations are subject to interpretation and uncertainty, tax payments may ultimately differ from amounts currently recorded by the Company.

We are subject to income taxes as well as non-income based taxes, in both the United States and numerous foreign jurisdictions. The determination of the Company’s worldwide provision for income taxes and other tax liabilities requires judgment and is based on diverse legislative and regulatory structures that exist in the various jurisdictions where the company operates. The ultimate tax outcome may differ from the amounts recorded in the Company’s financial statements and may adversely affect the Company’s financial results for the period when such determination is made. Tax authorities may disagree with certain positions we have taken and assess additional taxes via tax audit. We work with local tax experts to support our tax provisions in line with our tax strategy. However, there can be no assurance that we will not be subject to challenge and the future outcome of any potential audits could adversely affect our results of operations, financial condition and cash flows.

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

We are a global business and derived substantially all of our revenue outside the United States during the year ended December 31, 2022. In the year ended December 31, 2022, we earned approximately 73% of our revenue from our operations in the UK, 8% of our revenue from our operations in Greece, and 19% of our revenue from our operations in the rest of the world. Our business in foreign markets subjects us to risks customarily associated with such operations, including:

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

As of December 31, 2022, our senior debt consisted of an aggregate of £235.0 million ($282.9 million) of Senior Secured Notes (carrying an interest rate of 7.875% per annum, and maturing on June 1, 2026), and we had £20.0 million ($24.1 million) of credit facility borrowings available under the RCF Agreement (see Note 13).

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

The RCF Agreement requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 6.25x on the test date for the relevant period ending June 30, 2022, stepping down to 6.0x on March 31, 2022, 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Agreement does not include a minimum interest coverage ratio or other financial covenants.

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

We may issue shares of our common stock or other securities from time to time as consideration for, or to finance, future acquisitions and investments or for other capital needs. We cannot predict the size of future issuances of our shares or the effect, if any, that future sales and issuances of shares would have on the market price of our common stock. If any such acquisition or investment is significant, the number of shares of common stock or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial and may result in additional dilution to our stockholders. We may also grant registration rights covering shares of our common stock or other securities that we may issue in connection with any such acquisitions and investments. On February 16, 2022, the Company filed a registration statement pursuant to which the Company may offer and sell from time to time, in one or more series, any one of the following securities of our company, for total gross proceeds up to $300,000,000:

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

We conduct purchase and sale transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates globally. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom’s June 23, 2016 referendum in which voters approved Brexit and subsequent entry into and ratification of a withdrawal agreement as of January 29, 2021 followed by an agreement of the terms of a trade and cooperation agreement effective as of December 31, 2021. It is possible that sovereign debt crises in certain Eurozone countries could lead to the abandonment of the Euro and the reintroduction of national currencies in those countries. International revenues and expenses generally are derived from sales and operations in various foreign currencies, and these revenues and expenses could be affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into USD for consolidated financial reporting, as weakening of foreign currencies relative to the USD will adversely affect the USD value of the Company’s foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations could have an adverse effect on our results of operations and financial condition.

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

Acts of terrorist violence, cyber-terrorism, political unrest, armed regional and international hostilities and international responses to these hostilities, natural disasters, including hurricanes or floods, global health risks or pandemics (such as COVID-19) or the threat of or perceived potential for these events could have a negative impact on us. These events could adversely affect our customers’ levels of business activity (or involve government mandated shutdowns of our venues) and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our employees and our physical facilities and operations around the world, whether the facilities are ours or those of our third-party service providers or customers. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us to deliver products and services to our customers. Extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at our facilities or otherwise, could also adversely affect our ability to serve our customers. We may be unable to protect our employees, facilities and systems against all such occurrences. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our customers, our results of operations could be adversely affected.

We face risks and uncertainty arising from the United Kingdom’s withdrawal from the European Union.

Following from the United Kingdom’s public referendum vote to exit from the European Union in June 2016, a withdrawal agreement was signed by both the United Kingdom and European Union and formally ratified as of January 29, 2021. In accordance with the terms of the agreement, the terms of a trade and cooperation agreement were agreed between officials from the European Union and United Kingdom on December 31, 2021. As with other businesses operating in the UK and Europe, the measures could potentially have corporate structural consequences, adversely affect manufacturing and other costs, adversely change tax benefits or liabilities in these or other jurisdictions and could disrupt some of the markets and jurisdictions in which we operate. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. In addition, the announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the USD against some foreign currencies, and the Brexit negotiations may continue to cause significant volatility. The outcomes of these provisional and further trade deal negotiations also may create global economic uncertainty, which may cause customers and potential customers to monitor their costs and reduce their budgets for products and services. Any of these effects of Brexit, among others, could materially adversely affect the business, business opportunities, results of operations, financial condition and cash flows of our Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of December 31, 2022, the Company occupied approximately 240,000 square feet of leased space in the United Kingdom, 3,000 square feet of leased space elsewhere in Europe, 3,200 square feet in New York and 17,000 square feet in Kochi, India. The primary locations were as follows:

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

Holders

As of March 13, 2023, there were 35 holders of record of our common stock. This does not include the number of stockholders who hold shares of our common stock through banks, brokers or other financial institutions.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company’s share repurchase activities for the three months ended December 31, 2022 were as follows(1):

Period	Number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs

October 1, 2022 to October 31, 2022	39,469	$8.91	39,469	$14,555,517
November 1, 2022 to November 30, 2022	–	$–	–	$–
December 1, 2022 to December 31, 2022	–	$–	–	$–
	39,469	$8.91	39,469	$14,555,517

(1)	On May 10, 2022, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of shares of the Company’s common stock (the “Share Repurchase Program”), exclusive of any fees, commissions or other expenses related to such repurchases, on or prior to May 10, 2025. The first repurchases under the Share Repurchase Program were made on May 24, 2022.

(2)	The average price paid per share includes commissions related to the repurchases.

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

ITEM 6. [Reserved]

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

Forward-Looking Statements

We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For definitions of the term Forward-Looking Statements, see the definitions provided in the Cautionary Note Regarding Forward-Looking Statements at the start of this Annual Report on Form 10-K for the year ended December 31, 2022.

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

COVID-19 Update

During the twelve-month period ended December 31, 2021, all land-based operations were either subject to lockdown or had social distancing restriction in place. These social distancing measures continued throughout Greece and Italy until the second quarter of 2022, however, were no longer in place in the United Kingdom from July 2021, and therefore year on year comparisons may not be meaningful due to the COVID-19 impacts.

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

Geographic Range

Geographically, the majority of our revenue is derived from, and the majority of our non-current assets are attributable to, our UK operations. The remainder of our revenue is derived from, and non-current assets attributable to, Greece and the rest of the world (including North America).

For the twelve months ended December 31, 2022, we derived approximately 73% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), 8% from Greece, and the remaining 19% across the rest of the world. During the twelve months ended December 31, 2021, we derived approximately 71%, 9% and 20% of our revenue from those regions, respectively.

As of December 31, 2022, our non-current assets (excluding goodwill) were attributable as follows: 78% to the UK, 6% to Greece and 16% across the rest of the world.

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

During the twelve months ended December 31, 2022, we derived approximately 27% of our revenue from sales to customers outside the UK, compared to 29% during the twelve months ended December 31, 2021.

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

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the periods ended December 31, 2022 and December 31, 2021, the average GBP:USD rates were for the twelve-month period 1.23 and 1.37, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the twelve-month period ended December 31, 2022, compared to the same period in 2021; and

●	a discussion and analysis of the results of operations for each of the Company’s segments (Gaming, Virtual Sports, Interactive and Leisure) for the twelve-month periods ended December 31, 2022, compared to the same period in 2021, including KPI analysis.

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

Overall Company Results

Twelve Months ended December 31, 2022, compared to Twelve Months ended December 31, 2021

	For the Twelve-Month		Variance
	Period ended		2022 vs 2021
(In millions)	Dec 31, 2022	Dec 31, 2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$251.8	$183.3	$(29.1)	$97.5	53.2%	37.3%
Product	33.6	25.6	(4.2)	12.3	48.0%	31.4%
Total revenue	285.4	208.9	(33.3)	109.8	52.6%	36.6%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(49.3)	(34.3)	5.9	(21.0)	61.3%	43.9%
Cost of Product	(22.7)	(16.4)	2.9	(9.2)	55.7%	38.2%
Selling, general and administrative expenses	(115.6)	(97.2)	13.6	(32.0)	33.0%	18.9%
Stock-based compensation	(10.8)	(13.0)	1.2	1.0	(7.8)%	(17.2)%
Acquisition and integration related transaction expenses	(0.5)	(1.6)	0.1	1.0	(63.4)%	(67.6)%
Depreciation and amortization	(37.6)	(47.0)	4.2	5.2	(11.1)%	(20.0)%
Net operating Income (Loss)	48.9	(0.6)	(5.4)	54.9	(30632.3)%	(8714.8)%
Other income (expense)
Interest expense, net	(25.4)	(44.3)	3.2	15.7	(35.7)%	(42.7)%
Change in fair value of warrant liability	-	0.9	-	(0.9)	(100.0)%	(100.0)%
Profit on disposal of trade & assets	0.9	-	(0.0)	0.9	N/A	N/A
Other finance income (expense)	1.1	5.7	(0.1)	(4.5)	(78.0)%	(80.2)%
Total other income (expense), net	(23.4)	(37.7)	3.1	11.2	(29.2)%	(38.0)%
Net Income (loss) from continuing operations before income taxes	25.5	(38.3)	(2.3)	66.1	(177.4)%	(166.6)%
Income tax expense	(3.2)	1.6	0.4	(5.3)	(329.4)%	(303.3)%

Net Income (Loss)	$22.3	$(36.7)	$(1.9)	$60.9	(170.5)%	(160.7)%

Exchange Rate - $ to £	1.23	1.37

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue

Consolidated Reported Revenue by Segment

TWELVE MONTHS ENDED DEC 31, 2022 AND 2021 (£'M)
£90.0
£57.1
£44.9
£26.2
£18.8
£16.6
£77.7
£50.0
GAMING
VIRTUALS
INTERACTIVE
LEISURE
VAT-related revenue
2022
2021

●	VAT-related revenue for the twelve-months ended December 31, 2022 was $1.0 million, and for the twelve-months ended December 31, 2021 was $3.1 million.

“VAT-related revenue” are payments from UK customers related to our contractual revenue share of their value-added tax rebate.

For the twelve months ended December 31, 2022, revenue on a functional currency (at constant rate) basis increased by $109.8 million, or 53%.

For the twelve-month period, Leisure and Gaming service revenue grew by $38.4 million and $30.4 million, respectively, predominately due to COVID-19 related closures and restrictions in the first six months of the prior year. Virtual Sports and Interactive grew by $25.7 million and $3.0 million, respectively, with $22.6 million of the Virtuals Sports increase from Online and $3.1 million from Retail.

Cost of Sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, for the twelve months ended December 31, 2022, increased by $30.2 million, or 60%. The increase was driven by Cost of Service of $21.0 million due to COVID-19 related closures in the prior period, and a $9.2 million increase in Cost of Product.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses for the twelve months ended December 31, 2022 increased by $32.0 million, or 33%.

The increase was driven primarily by the increase in staff cost of $29.2 million, due to the return of furloughed staff and return to full pay for the current period as well as wage inflation particularly increases in the ‘UK’s national living wage’ of 6.6% (The National Living Wage is an obligatory minimum wage payable to workers in the United Kingdom).

Stock-based compensation

During the twelve months ended December 31, 2022, the Company recorded expenses of $10.8 million, compared to expenses of $13.0 million, for the twelve months ended December 31, 2021. All expenses related to outstanding awards, but the twelve months ended December 31, 2021, included $1.4 million of shares that fully vested on the date of grant.

Acquisition and integration related transaction expenses

During the twelve months ended December 31, 2022, the Company recorded an expense of $0.5 million, compared to an expense of $1.6 million, for the twelve months ended December 31, 2021.

Expenses in both years related to integration costs for the Company’s acquisition of both Gaming Technology Group of Novomatic UK Ltd., and acquisition costs of Sportech Lotteries, LLC as well as costs relating to potential acquisitions.

Depreciation and amortization

Depreciation and amortization decreased for the twelve-month period by $5.2 million. This was mostly driven by Gaming and Leisure with reductions of $4.0 million and $1.0 million. The decrease in Gaming was due to a decrease in software amortization as software becomes fully amortized and machine depreciation as machines in Greece become fully depreciated.

Net operating income/(loss)

During the twelve-month period, net operating income was $48.9 million, an increase of $54.9 million. These increases were attributable primarily to the increases in revenue driven by the COVID-19 closures and restrictions in 2021, as well as growth in online revenue and the decrease in depreciation, partly offset by an increase in Cost of sales and SG&A expenses.

Interest expense, net

Interest expense, net decreased by $15.7 million in the twelve-month period ended December 31, 2022, which was due to the refinancing in the previous year with savings due to lower debt interest of $0.6 million, lower debt fee amortization of $0.9 million and the $14.1 million write-off of debt fees relating to the previous debt.

Change in fair value of warrant liability

With the expiration of the warrants on December 23, 2021, the liability and the requirement to restate to fair value ceased to exist. For the twelve months ended December 31, 2021, the change in fair value of the warrant liability resulted in a gain of $0.9 million.

Gain on disposal of business

For the twelve-months ended December 31, 2022, gain on disposal of business was $0.9 million due to the sale of part of our Italian Gaming operations (see Gaming key events for more information).

Other finance income

Other finance income for the twelve months ended December 31, 2022, was a $1.1 million gain. This compares to a $5.7 million gain for the twelve months ended December 31, 2021. The year-on-year movements relate solely to the retranslation of the principal balance of our senior debt facilities in place in the previous year.

Income tax expense

Our effective tax rate for the twelve months ended December 31, 2022 was (12.9%), compared to 4.2% for the twelve months ended December 31, 2021.

Deferred Tax

We recorded a valuation allowance against all of our deferred tax assets as of both December 31, 2022, and December 31, 2021. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Net Income/ (loss)

During the twelve-month period, net income was $22.3 million, an increase of $60.9 million year-over-year, primarily due to an increase in net operating income $54.9 million, a decrease in interest expense, net $15.7 million, a decrease in other finance income ($4.5 million) and increase in income tax expense of ($5.3 million).

Segment Results (for the twelve months ended December 31, 2022, compared to the twelve months ended December 31, 2021)

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

Gaming, Key Performance Indicators

	For the Twelve-Month Period ended		Variance 2022 vs 2021
Gaming	Dec 31, 2022	Dec 31, 2021		%

End of period installed base (# of terminals) (3)	35,003	31,891	3,112	9.8%
Total Gaming - Average installed base (# of terminals) (3)	34,781	31,894	2,886	9.0%
Participation - Average installed base (# of terminals) (3)	31,268	29,189	2,079	7.1%
Fixed Rental - Average installed base (# of terminals)	3,512	2,705	807	29.8%
Service Only - Average installed base (# of terminals)	16,854	21,563	(4,709)	(21.8)%
Customer Gross Win per unit per day (1) (2) (3)	£91.0	£50.7	£40.4	79.7%
Customer Net Win per unit per day (1) (2) (3)	£66.5	£37.7	£28.7	76.2%
Inspired Blended Participation Rate	5.7%	6.4%	(0.7)%	(10.9)%
Inspired Fixed Rental Revenue per Gaming Machine per week (2)	£47.8	£26.3	£21.4	81.4%
Inspired Service Rental Revenue per Gaming Machine per week (2)	£4.7	£3.4	£1.3	36.9%
Gaming Long term license amortization (£’m)	£4.3	£5.0	£(0.7)	(13.9)%
Number of Machine sales	2,927	3,372	(545)	(16.2)%
Average selling price per terminal	£7,918	£4,436	£3,482	78.85%

(1)	Includes all SBG terminals in which the Company takes a participation revenue share across all territories.

(2)	Includes all days of the year, including the days during which the Gaming terminals were not operating due to COVID-19 closures.

(3)	Includes circa 2,500 of lottery terminals (zero in the prior year) where the share is on handle instead of net win.

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

	For the Twelve-Month Period ended		Variance 2022 vs 2021
(In £ millions)	Dec 31, 2022	Dec 31, 2021		%
Gaming Recurring Revenue
Total Gaming Revenue	£90.8	£59.4	£31.5	53.0%

Gaming Participation Revenue	£43.0	£27.7	£15.3	55.3%
Gaming Other Fixed Fee Recurring Revenue	£12.8	£6.9	£5.9	85.6%
Gaming Long-term license amortization	£4.3	£5.2	£(0.8)	(16.1)%
Total Gaming Recurring Revenue *	£60.2	£39.8	£20.4	51.3%
Gaming Recurring Revenue as a % of Total Gaming Revenue †	66.3%	67.0%	(0.8)%

Total Gaming excluding VAT-related revenue	£90.0	£57.1
Gaming Recurring Revenue as a % of Total Gaming Revenue (excluding VAT-related revenue)	66.9%	69.7%

*	Does not reflect VAT-related revenue.

†	Total Gaming Revenue for the twelve-month period ended December 31, 2022 and 2021, includes £0.8 million and £2.3 million, respectively of VAT-related revenue, which is not reflected in Gaming Recurring Revenue for that period. Excluding VAT-related revenue, Gaming Recurring Revenue was 67% and 70%, respectively of Total Gaming Revenue for such period.

Note – For the twelve-months ending December 31, 2022, there has been some recharacterization between Gaming Participation Revenue and Other Fixed fee revenue to ensure consistency with similar items across the Group. No changes to prior year.

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

	For the Twelve-Month
	Period ended		Variance
(In millions)	Dec 31, 2022	Dec 31, 2021	2022 vs 2021		Total Functional Currency %

Service Revenue:
UK LBO	$40.7	$30.3	$10.4	34.2%	49.4%
UK VAT - Related Income	1.0	3.1	$(2.1)	(66.9)%	(65.5)%
UK Other	12.1	7.9	4.2	52.6%	69.0%
Italy	2.7	2.2	0.5	24.4%	37.7%
Greece	18.1	14.9	3.2	21.6%	35.1%
Rest of the World	0.7	0.4	0.4	96.1%	114.0%
Lotteries	5.1	-	5.1	NA	NA

Total Service revenue	$80.4	$58.8	$21.6	36.8%	51.8%

Exchange Rate - $ to £	1.24	1.37

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming, key events

Total Gaming Customer Gross Win per unit per day (in our functional currency, GBP) for the twelve-months ended December 31, 2022, increased by £40.4, or 80%, to £91.0. Much of the increase is driven by retail venues being closed during the first quarter of 2021 and part of the second quarter as a result of COVID-19 restrictions. Another factor was our first year recognizing the newly acquired Lottery business, which includes just under 2,500 lottery terminals (zero in the prior year) where the share is on handle instead of net win and achieves Gross Win per unit per day figures above the average of the remaining Gaming sector.

The overall participation rate for our installed base decreased from 6.4% for the twelve months ended December 31, 2021, to 5.7% in 2022. The decrease was due mainly to the new Lottery business, which delivers high gross win values at lower participation terms than the average of the remaining Gaming sector. The Lottery business operates close to 2,500 terminals in various locations in the Dominican Republic   and has an agreement for the supply of these terminals until March 9, 2035. The twelve months of trading delivered $5.1 million of participation revenue.

Inspired rolled out new content across the UK LBO estate during the months of April and May 2022, which resulted in Gaming Customer Gross Win per unit per day increasing by 4.8% from the second half of 2021 to the second half of 2022 (This comparison is used rather than full year to help separate the impact of Covid closure in the first half of 2021).

During the twelve-months ended December 31, 2022, Inspired recognized contractual performance bonuses of $2.0 million within UK LBO segment. The bonus payments were triggered by strong year-on-year growth in Gaming Customer Gross Win per shop.

At the end of the second quarter of 2022, Inspired secured a five-year contract extension for service and content fees with one of its largest UK LBO customers. Over 400 “Vantage” terminals will go on trial during the first quarter of 2023 with the full roll out plan expected to commence in the fourth quarter of 2023, expecting to be complete by the end of first quarter of 2024.

During the fourth quarter of 2022, Inspired’s two other major UK LBO customers signed up for new five-year and four-year contracts respectively. Both customers will refresh their estate with the new “Vantage” terminal on their own capital expenditure, all installations are expected to be complete by the end of 2023.

During the twelve-month period, Inspired upgraded its Non-LBO UK gaming estate with the installation of 460 “Flex” and 700 “Prismatic” terminals through a combination of outright sales and lease agreements. In the Dutch gaming market, Inspired continued its strong relationship with a major customer, delivering outright sales of over 360 digital terminals, which included 100 in the third quarter and 160 in the fourth quarter.

In the UK Casino market, Inspired installed 183 “Sabre Hydra” terminals into venues which completed the full machine order of over 200 machines with a major customer.

In the North America market, Inspired sold 186 “Valor” terminals across a number of customers in Illinois. The total sales since launch in December 2019 are now over 880 terminals.

Inspired delivered its second machine order to Western Canada Lottery Corporation (WCLC), our second jurisdiction in North America. Inspired completed the outright sale of 820 “Valor Clamshell” terminals in the fourth quarter 2022 which represents the highest single machine order. As part of the agreement, Inspired will take back the original 100 “Valor” terminals in the second quarter of 2023, these terminals will either redeployed in North America or converted for another market.

During 2022, Inspired delivered the final 308 “Valor” terminals of a total 500-terminal award to OPAP (Greece) which include an upfront license fee, this takes Inspired’s contracted volumes to 9,440. Inspired rolled out new content during the third quarter, which has resulted in double-digit growth in Gaming Customer Gross Win per unit per day when compared to the second quarter.

In the Italian market, Inspired has transitioned to a content and platform supplier only model beginning January 1, 2022, driving significant operating expense savings. Inspired sold a large portion of its business to a major machine operator, including customer contracts and “in country” staff.

Gaming, Results of Operations

	For the Twelve-Month Period ended		Variance 2022 vs 2021
(In millions)	Dec 31, 2022	Dec 31, 2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$80.4	$58.8	$(8.8)	$30.4	51.8%	36.8%
Product	31.3	22.6	$(4.0)	12.7	56.0%	38.4%
Total revenue	111.7	81.4	(12.8)	43.1	53.0%	37.2%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(19.3)	(12.8)	$2.3	(8.8)	69.2%	51.3%
Cost of Product	(21.0)	(14.4)	$2.7	(9.3)	64.5%	45.8%
Total cost of sales	(40.3)	(27.2)	5.0	(18.1)	66.7%	48.4%

Selling, general and administrative expenses	(30.1)	(28.1)	$3.6	(5.6)	19.7%	7.2%

Stock-based compensation	(1.6)	(1.8)	$0.2	0.0	(0.9)%	(11.1)%

Depreciation and amortization	(16.6)	(22.5)	$2.0	4.0	(17.8)%	(26.3)%

Net operating Income (Loss)	$23.1	$1.8	$(2.1)	$23.4	1227.4%	1156.3%

Profit on disposal of trade & assets	0.9	-	-	0.9	N/A	N/A

Net Income (Loss)	$24.0	$1.8	$(2.1)	$24.3	1280.2%	1205.7%

Exchange Rate - $ to £	1.23	1.37

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

Gaming Revenue

During the twelve-month period, Gaming revenue increased by $43.1 million, or 53%, this was driven by a $30.4 million increase in Service revenue and $12.7 million increase in Product revenue.

The increase in Gaming Service revenue was driven by $20.4 million from the UK market, $5.2 million from the Greek market and $0.9 million from the Italian market, as all venues were open for the entire period compared to the prior period when the majority of the UK estate, all Greece retail venues and all Italy retail venues were shut for some of the period and had restrictions for the remaining. $5.6 million of the increase was due to the addition of the new Lotteries market and $0.4 million from the rest of the world. This was offset by lower VAT-related revenue of $2.1 million.

Product revenue increase was primarily driven by higher Product sales of $9.3 million in North America, $3.3 million of UK sales and $2.0 million of higher spare sales, partly offset by lower sales of $2.1 million in Italy.

Gaming Operating Income

Operating income increased for the twelve-month period by $23.4 million. This increase was primarily due to the increase in revenues of $43.1 million and decrease in depreciation of $4.0 million, primarily due to the decrease in software amortization as software became fully amortized and due to a decrease in machine depreciation, as machines in Greece become fully depreciated. This was partially offset by an increase of Cost of sales of $18.1 million and increase of $5.6 million in SG&A, as staff returned from furlough or to full salary.

Gaming Net Income

For the twelve-month period, Net income increased by $24.3 million, from an income of $1.8 million to an income of $24.0 million. This was due to the increase in Operating income and a $0.9 million profit from the disposal of trade and assets from the sale of part of the Italian VLT operations (see Gaming key events for more information).

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

Virtual Sports, Key Performance Indicators

	For the Twelve-Month Period ended		Variance 2022 vs 2021
Virtuals	Dec 31, 2022	Dec 31, 2021		%

No. of Live Customers at the end of the period	66	61	5	8.2%
Average No. of Live Customers	65	60	5	8.9%
Total Revenue (£’m)	£44.9	£26.2	£18.7	71.4%
Total Revenue £’m - Retail	£9.5	£7.2	£2.2	31.2%
Total Revenue £’m - Online Virtuals	£35.4	£19.0	£16.5	86.7%

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

	For the Twelve-Month Period ended		Variance 2022 vs 2021
(In £ millions)	Dec 31, 2022	Dec 31, 2021		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£44.9	£26.2	£18.7	71.2%

Recurring Revenue - Retail Virtuals	£9.2	£6.8	£2.4	34.8%
Recurring Revenue - Online Virtuals	£35.1	£18.1	£17.0	93.6%
Total Virtual Sports Long-term license amortization	£0.5	£0.8	£(0.3)	(34.6)%
Total Virtual Sports Recurring Revenue	£44.8	£25.7	£19.0	73.9%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	99.7%	98.1%	1.6%

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

Virtual Sports, key events

During the period, we launched Virtual Horse racing with the DC Lottery into their lottery locations.

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

We launched Virtuals Women’s Soccer to coincide with UEFA Women’s Euro 2022. We also launched Matchday multi-stream with one of our biggest online customers and Matchday Ultra 2 and Soccer Ultra 2 with SNAI (Italy) retail and online, and optimized OPAP retail schedule increasing the frequency of events and added product enhancements.

We also signed a long-term extension to our contract with 49’s.

Virtual Sports, Results of Operations

	For the Twelve-Month Period ended		Variance 2022 vs 2021
(In millions)	Dec 31, 2022	Dec 31, 2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$55.1	$36.0	$(6.6)	$25.7	71.4%	53.2%

Cost of Service	(2.4)	(1.9)	0.3	(0.8)	(44.5)%	29.4%

Selling, general and administrative expenses	(6.9)	(7.1)	0.8	(0.6)	8.9%	(2.6)%

Stock-based compensation	(0.7)	(0.8)	0.1	0.0	(2.1)%	(12.5)%

Depreciation and amortization	(2.6)	(3.4)	0.3	0.5	(14.4)%	(23.5)%

Net operating Income (Loss)	$42.5	$22.8	$(5.1)	$24.7	108.4%	86.1%

Exchange Rate - $ to £	1.23	1.37

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

Virtual Sports revenue

During the twelve-month period, revenue increased by $25.7 million, or 71%. This increase was driven by $22.6 million increase in Online Virtuals, primarily driven by the growth from our existing online customers along with expanding jurisdictions, as well as increases in Retail Virtuals of $3.1 million, due to retail venues being open for the whole of the period compared to the prior period.

Virtual Sports operating income

Operating income increased by $25.3 million in the twelve-month period. This increase was primarily due to the increase in revenue of $25.7 million and a decrease in depreciation and amortization of $0.5 million, partly offset by an increase of $0.8 million of cost of sales.

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

Interactive, Key Performance Indicators

	For the Twelve-Month Period ended		Variance 2022 vs 2021
Interactive	Dec 31, 2022	Dec 31, 2021		%

No. of Live Customers at the end of the period	130	109	21	19.3%
Average No. of Live Customers	125	100	25	24.5%
No. of Live Games at the end of the period	270	232	38	16.4%
Average No. of Live Games	254	216	38	17.6%
Total Revenue (£’m)	£18.8	£16.6	£2.2	13.0%

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

Interactive, Recurring Revenue

All Interactive revenue in both years was recurring.

Interactive, key events

During the period ended December 31, 2022, we undertook 49 new brand launches, 24 during the first half of 2022 and 25 during the second half of 2022. We expanded territories with Bet365, BetMGM and Gamesys in Ontario, along with DraftKings in New Jersey, Connecticut and Pennsylvania and Rush Street Interactive in Michigan and Pennsylvania. We also expanded into Pennsylvania with BetMGM.

We deployed 34 new games in the year, 20 new games in the first half of the year, including Big Egyptian Fortune TM and Big Wheel Bonus TM and 14 new games in the second half, including Cops N Robbers Big Money TM and Santa Linking TM.

Loto-Quebec launched our first iLottery title with Pharaon Reaction TM in the first half of 2022 and followed up with a second title in the second half of 2022.

Interactive, Results of Operations

	For the Twelve-Month Period ended		Variance 2022 vs 2021
(In millions)	Dec 31, 2022	Dec 31, 2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$23.1	$22.8	$(2.7)	$3.0	13.0%	1.2%

Cost of Service	(3.7)	(3.7)	0.4	(0.4)	10.0%	(1.3)%

Selling, general and administrative expenses	(7.1)	(6.1)	0.8	(1.9)	30.9%	17.1%

Stock-based compensation	(0.7)	(0.6)	0.1	(0.2)	30.2%	16.7%

Depreciation and amortization	(2.9)	(3.2)	0.3	(0.0)	1.2%	(9.4)%

Net operating Income (Loss)	$8.7	$9.2	$(1.0)	$0.5	5.3%	(5.5)%

Exchange Rate - $ to £	1.23	1.37

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

Interactive revenue

During twelve-month period, revenue increased by $3.0 million, primarily driven by recurring revenue growth due to the consistent launch of new content across the estate, growth in the customer base in new, emerging and core markets and increased promotional activity through exclusive deals with tier-one customers.

Interactive operating income

Operating income for the twelve-month period increased by $0.5 million. This increase was driven by the increase in revenue, partially offset by a $1.9 million increase in SG&A expenses driven by the investment in the segment to help drive revenues and for staff returning from furlough and to full pay.

Leisure

We typically generate revenue from our Leisure segment through the supply of our gaming and amusement machines. We receive rental fees for machines, typically on a long-term contract basis, on both a participation and fixed fee basis. Our participation contracts are usually structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays, any relevant regulatory levies and minimum fixed incomes where applicable) from machines placed in our customers’ facilities. We generally recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Leisure segment is principally driven by the number of customers we have, the number of machines in operation, the net win performance of the machines and the net win percentage that we receive pursuant to our contracts with our customers.

Leisure, Key Performance Indicators

	For the Twelve-Month Period ended		Variance 2022 vs 2021
Leisure	Dec 31, 2022	Dec 31, 2021		%

End of period installed base Gaming machines (# of terminals)	11,008	11,418	(410)	(3.6)%
Average installed base Gaming machines (# of terminals)	10,960	11,576	(616)	(5.3)%
End of period installed base Other (# of terminals)	4,646	6,838	(2,192)	(32.1)%
Average installed base Other (# of terminals)	5,306	7,080	(1,774)	(25.1)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	6,102	6,087	15	0.2%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	1,334	2,092	(759)	(36.3)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	3,216	3,204	11	0.4%
Inspired Leisure Revenue per Gaming Machine per week	£64.3	£36.9	£27.4	74.3%
Inspired Pub Digital Revenue per Gaming Machine per week	£68.6	£36.2	£32.4	89.5%
Inspired Pub Analogue Revenue per Gaming Machine per week	£38.3	£22.5	£15.9	70.7%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£91.0	£50.3	£40.7	81.0%
Inspired Other Revenue per Machine per week	£19.7	£11.0	£8.7	78.7%

Total Holiday Parks Revenue (Gaming and Non Gaming) (£’m)	£30.0	£21.1	£8.9	42%

(1)	Motorway Service Area machines

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

	For the Twelve-Month Period ended		Variance 2022 vs 2021
(In £ millions)	Dec 31, 2022	Dec 31, 2021		%
Leisure Recurring Revenue
Total Leisure Revenue	£77.7	£50.0	£27.7	55.3%

Total Leisure Recurring Revenue	£75.4	£47.9	£27.6	57.6%
Leisure Recurring Revenue as a Percentage of Total Leisure Revenue	97.1%	95.7%	1.4%

Leisure, key events

During the twelve-month period ended December 31, 2022 the holiday parks business delivered record sales and we successfully contracted another Butlins site, which started earning income in January 2023 making Inspired the sole supplier of amusement and gaming machines for Butlins for the next seven years, and we secured a new five-year deal with Haven.

In the Pubs sector we successfully renewed our contract with Greene King for a further three years and increased our share of the estate from 36% to 42%. We signed a three-year extension with Mitchells and Butler and were reappointed as a supplier to Marstons for a further four years. We also divested our prize vend assets in the estate to allow focus on core gaming products with increased margins, which is the reason for the decline in Other installed base year on year.

During the year we have deployed several new titles across the pubs estate, including ‘Cops n Robbers Bank Buster’, Space Invaders, ‘Centurion’ ‘Gold Cash Freespins’ and “Party Time Pub Addition’ demonstrating our commitment to leveraging Inspired’s successful game portfolio for the pub sector.

Leisure, Results of Operations

	For the Twelve-Month Period ended		Variance 2022 vs 2021
(In millions)	Dec 31, 2022	Dec 31, 2021	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$93.2	$65.7	$(10.9)	$38.4	58.4%	41.8%
Product	2.3	3.0	(0.3)	(0.4)	(14.0)%	(23.1)%
Total revenue	95.5	68.7	(11.2)	38.0	55.3%	39.0%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(23.9)	(15.9)	2.9	(10.9)	69.0%	50.6%
Cost of Product	(1.7)	(2.0)	0.2	0.1	(6.2)%	(14.3)%
Total cost of sales	(25.6)	(17.9)	3.1	(10.8)	60.5%	43.3%

Selling, general and administrative expenses	(45.8)	(35.1)	5.2	(15.9)	45.1%	30.3%

Stock-based compensation	(0.6)	(0.6)	0.1	(0.1)	11.7%	0.0%

Depreciation and amortization	(13.5)	(16.1)	1.6	1.0	(6.3)%	(16.1)%

Net operating Income (Loss)	10.0	(1.0)	$(1.3)	$12.3	N/A	N/A

Exchange Rate - $ to £	1.23	1.37

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

Leisure Revenue

For the twelve-month period, revenue increased by $38.0 million, or 55%, respectively, as our business benefitted from no COVID-19 closures and fewer social distancing restrictions and growth in Service revenue.

Service revenue increased by $38.4 million, driven by all markets being open for the whole of the period, particularly Pubs ($14.1 million), Holiday parks ($12.3 million), Motorway service areas ($8.1 million) and Bingo Halls ($2.3 million).

Leisure Operating Income/ (Loss)

Operating income for the twelve-month period improved by $12.3 million, from a loss of $1.0 million to income of $10.0 million. This was primarily due to the increase in revenue as venues reopened and COVID-19 restrictions were removed, as well as a reduction in depreciation and amortization of $1.0 million. This was partially offset by increases in Cost of sales ($10.8 million) and SG&A expenses ($15.9 million), due to staff returning from furlough and to full pay and in the later months from the increase in the UK national living wage.

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

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Income (Loss), to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA by segment for the Twelve Months ended December 31, 2022

		For the Twelve-Month Period ended Dec 31, 2022
(In millions)	Statutory Heading	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	Net Income	$22.3	$24.0	$42.5	$8.7	$10.0	$(62.9)

Items Relating to Legacy Activities:
Pension charges (1)	SG&A	$0.7					0.7

Items outside the normal course of business:
Acquisition and integration related transaction expenses (2)	SG&A	$0.5	-				0.5
Acquisition and integration related transaction expenses (2)	Cost of Sale	$0.6	0.3			0.3	-
Litigation Settlement (3)	SG&A	$0.5		0.5			-

Stock-based compensation expense (4)	Stock-based compensation expense	$10.8	1.6	0.7	0.7	0.6	7.2

Depreciation and amortization (4)	Depreciation and amortization	$37.6	16.6	2.6	2.9	13.5	2.0
Interest expense net (4)	Interest expense net	$25.4					25.4
Profit on disposal of trade & assets (5)	Profit on disposal of trade & assets	$(0.9)	(0.9)				-
Other finance expenses / (income) (4)	Other finance expenses / (income)	$(1.1)					(1.1)
Income tax (4)	Income tax	$3.2					3.2
Adjusted EBITDA		$99.6	$41.6	$46.3	$12.3	$24.4	$(25.0)

Adjusted EBITDA		£80.8	£33.6	£37.7	£10.0	£19.9	£(20.4)

Exchange Rate - $ to £ (6)		1.23

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Twelve Months ended December 31, 2021

		For the Twelve-Month Period ended Dec 31,2021
(In millions)	Statutory Heading	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)		$(36.7)	$1.8	$22.8	$9.2	$(1.0)	$(69.5)

Items Relating to Legacy Activities:
Pension charges (1)	SG&A	0.8					0.8

Items outside the normal course of business:
Acquisition and integration related transaction expenses (2)	SG&A	1.6					1.6
Refinancing of Company Debt (7)	SG&A	0.8					0.8
Italian tax related costs relating to prior years (8)	SG&A	1.4		1.4			-

Stock-based compensation expense (4)	Stock-based compensation expense	13.0	1.8	0.8	0.6	0.6	9.2

Depreciation and amortization (4)	Depreciation and amortization	47.0	22.5	3.4	3.2	16.1	1.8
Interest expense net (4)	Interest expense net	44.3					44.3
Change in fair value of warrant liability (4)	Change in fair value of warrant liability	(0.9)					(0.9)
Other finance expenses / (income) (4)	Other finance expenses / (income)	(5.7)					(5.7)
Income tax (4)	Income tax	(1.6)					(1.6)
Adjusted EBITDA		$64.0	$26.1	$28.4	$13.0	$15.7	$(19.2)

Adjusted EBITDA		£46.7	£19.2	£20.6	£9.5	£11.4	£(14.0)

Exchange Rate - $ to £ (6)		1.37

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Notes to Adjusted EBITDA reconciliation tables above:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.

(2)	Acquisition and integration related transaction expenses, are as described above in the Results of Operations line item discussions. For 2022 this includes a write-off of inventory items related to the integration of Gaming Technology Group of Novomatic UK Ltd.

(3)	“Litigation Settlement” refers to full and final settlement of a contractual dispute relating to a Development Services and Management Agreement.

(4)	Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(5)	“Profit on disposal of trade & assets” — In January 2022, the Company sold its Italian VLT business, including all terminals and other assets, staff costs and facilities and contracts to a non-connected party, recognizing a profit on this disposal.

(6)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

(7)	In May 2021, the Company refinanced its debt. These are outside of the write off of old debt fees recognized in the interest line.

(8)	“Italian tax related costs relating to prior years invoicing” relate to a settlement with the Italian Tax Authorities in respect of an audit for the period 2015-2017 in respect of the historic VAT treatment of supplies.

Liquidity and Capital Resources

Twelve Months ended December 31, 2022, compared to Twelve Months ended December 31, 2021

Cash Flow Summary - A Two Year Comparative

	Twelve Months ended		Variance
(in millions)	Dec 31, 2022	Dec 31, 2021	2022 to 2021
Net profit/(loss)	$22.3	$(36.7)	$59.0
Amortization of debt fees	1.8	17.2	(15.4)
Change in fair value of derivative and warrant liabilities and stock-based compensation expense	11.5	13.6	(2.1)
Foreign currency translation on senior bank debt and cross currency swaps	0.0	(4.6)	4.6
Depreciation and amortization (incl RoU assets)	40.0	50.3	(10.3)
Other net cash utilized by operating activities	(40.9)	(33.6)	(7.3)
Net cash provided by operating activities	34.7	6.2	28.5

Net cash used in investing activities	(40.4)	(37.9)	(2.5)
Net cash used/(generated) by financing activities	(11.0)	31.2	(42.2)
Effect of exchange rates on cash	(6.1)	1.2	(7.3)
Net decrease in cash and cash equivalents	$(22.8)	$0.7	$(23.5)

Net cash provided by operating activities

For the twelve months ended December 31, 2022, net cash inflow provided by operating activities was $34.7 million, compared to a $6.2 million inflow for the twelve months ended December 31, 2021, representing a $28.5 million increase in cash generation. This increase was driven primarily by trading levels through increases in our online businesses and the worldwide trading restrictions in the previous year resulting from the COVID-19 pandemic.

Amortization of debt fees decreased by $15.4 million, to $1.8 million, due to the reduction in the level of capitalized debt fees after May 2021 following the Company’s refinancing of its debt and the $14.4 million write off of the remaining debt fees from the previous financing arrangement.

Change in the fair value of derivative and warrant liabilities and stock-based compensation expense decreased by $2.1 million, from $13.6 million to $11.5 million. A lower stock-based compensation expense ($2.2 million) and a lower gain relating to terminated cross currency swaps ($0.8 million) was partly offset by movements in the fair value of warrant liabilities in the prior year ($0.9 million).

Following the refinancing in May 2021, there has been no foreign currency translation on senior bank debt and cross currency swaps. In the twelve months ended December 31, 2021, the foreign currency translation on senior bank debt and cross currency swaps resulted in a loss of $4.6 million as a result of the movement in exchange rates during the period.

Depreciation and amortization decreased by $10.3 million, to $40.0 million, with reductions of $4.4 million in machine depreciation, $5.0 million in amortization of intangible assets and $1.0 million in amortization of right of use assets.

Other net cash utilized by operating activities increased by $7.3 million, to a $40.9 million outflow. The relative movements between the twelve months ended December 31, 2022 and the twelve months ended December 31, 2021 resulted in a $17.6 million outflow through increased inventory holding as Inspired made the strategic decision to secure components and protect sales in a challenging global supply chain market and a $7.0 million increase in receivables due to timing of sales. These were offset by relative favorable movements between the twelve months ended December 31, 2022 and the twelve months ended December 31, 2021 for prepayments and accrued income of $10.2 million due to lower trading levels at the start of the previous year, interest accruals of $5.0 million following the debt refinancing in May 2021 and trade payables and accruals of $1.9 million.

Net cash used in investing activities

Net cash utilized in investing activities increased by $2.5 million, to $40.4 million in the twelve months ended December 31, 2022. This was driven by higher spend on plant, property and equipment (an $9.6 million increase compared to 2021) and capitalized software (a $4.8 million increase compared to 2021) due to spending in the previous year being low as a result of the pandemic. These were largely offset by the $12.5 million acquisition of Sportech Lotteries, LLC on December 31, 2021 for which the twelve months ended December 31, 2022 included the final payment of $0.6 million.

Net cash (used)/generated by financing activities

During the twelve months ended December 31, 2022, net cash utilized by financing activities was $11.0 million, $10.4 million of which related to the Company’s repurchase of its common shares under the Share Repurchase Program and $0.6 million of which related to finance lease spend. During the twelve months ended December 31, 2021, financing activities generated $31.2 million of cash following the receipt of $30.5 million proceeds from the warrant exercise and a net $1.3 million from the refinancing in May 2021 after payment of associated fees less a spend of $0.6 million on finance leases.

Funding Needs and Sources

To fund our obligations, historically we have relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of December 31, 2022, we had liquidity consisting of $25.0 million in cash and cash equivalents and a further $24.1 million of undrawn revolver facility. This compares to $47.8 million of cash and cash equivalents as of December 31, 2021, with a further $27.0 million of revolver facilities undrawn. We had a working capital outflow of $40.9 million for the twelve months ended December 31, 2022, compared to a $33.6 million outflow for the twelve months ended December 31, 2021.

The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization as well as the seasonality evident in some of the businesses. In periods with minimal machine volumes and capital spend, our working capital is typically more stable. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are typically higher and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels which were seen   during 2021 following the COVID-19 closures, can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Some of our business operations require cash to be held within the machines. As of December 31, 2022, $2.5 million of our $25.0 million of cash and cash equivalents were held as operational floats within the machines. At December 31, 2021, $2.7 million of our $47.8 million of cash and cash equivalents were held as operational floats within the machines

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through March 2024.

Long Term and Other Debt

(In millions)	December 31, 2022		December 31, 2021
Cash held	£20.8	$25.0	£35.4	$47.8
Original principal senior debt	(235.0)	(282.9)	(235.0)	(316.7)
Cash interest accrued	(1.5)	(1.8)	(1.6)	(2.1)
Finance lease creditors	(1.8)	(2.2)	(2.1)	(2.8)
Total	£(217.6)	$(261.9)	£(203.3)	$(273.8)

Debt Covenants

Under our debt facilities in place as of December 31, 2022, we are not subject to covenant testing on the Senior Secured Notes. We are, however, subject to covenant testing at the level of Inspired Entertainment Inc., the ultimate holding company, on our Super Senior Revolving Credit Facility which requires the Company to maintain a maximum consolidated senior secured net leverage ratio of 6.25x on the test date for the relevant period ending June 30, 2021, stepping down to 6.0x on March 31, 2022, 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Financial Covenant does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at December 31, 2022 showed covenant compliance.

There were no breaches of the debt covenants in the periods ended December 31, 2022 or December 31, 2021.

Liens and Encumbrances

As of December 31, 2022, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Share Repurchases

The Board of Directors has authorized that the Company may use up to $25.0 million to repurchase Inspired shares of common stock, subject to repurchases being effected on or before May 10, 2025. Management has discretion as to whether to repurchase shares of the Company and as of December 31, 2022, an aggregate of $10.5 million of our shares of common stock had been repurchased.

Contractual Obligations

As of December 31, 2022, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in millions)	Total	1 yr	1-2 years	3-5 years	5 yrs
Operating activities
Interest on long term debt	$77.9	$22.2	$44.6	$11.1	$-

Financing activities
Senior bank debt - principal repayment	282.9	-	-	282.9	-
Finance lease payments	2.2	1.0	1.2	-	-
Operating lease payments	8.7	2.8	3.3	1.2	1.4
Interest on non-utilization fees	1.0	0.3	0.7	-	-
Total	$372.7	$26.3	$49.8	$295.2	$1.4

Off-Balance Sheet Arrangements

As of December 31, 2022, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

Critical Accounting Policies and Accounting Estimates

The preparation of our audited consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenue and expenses, and our disclosure of commitments and contingencies at the date of the consolidated financial statements. On an on-going basis, we evaluate our estimates and judgments. We base our estimates and judgments on a variety of factors, including our historical experience, knowledge of our business and industry and current and expected economic conditions, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

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

Interest Rate Risk

Following the Company’s refinancing of its debt in May 2021, the external borrowings of £235.0 million ($282.9 million) are provided at a fixed rate. Therefore, movements in rates such as LIBOR do not impact on the current borrowings and the only fluctuation that is expected to be reported will be that solely caused by movements in the exchange rates between the Company’s functional currency and its reporting currency.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. To estimate our foreign currency exchange rate risk, we identify material Euro and US Dollar trading and balance sheet amounts and recalculate the result using a 10% movement in the GBP:US Dollar exchange rate. For the trading figures the 10% movement is based on the average exchange rate throughout the reported period and for the balance sheet figures the 10% movement is based on the exchange rate used at December 31, 2022.

Excluding intercompany balances, our Euro functional currency net assets total approximately $0.4 million, and our US Dollar functional currency net assets total approximately $4.6 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2022, would result in favorable translation adjustments of approximately $0.0 million and $0.5 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained gains from Euro based entities earned in Euros and retained losses from USD based entities earned in US Dollars in the twelve months ended December 31, 2022, were €13.4 million and $12.3 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2022, would result in translation adjustments of approximately $1.3 million favorable and $1.1 million unfavorable, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results unfavorably by approximately $2.2 million and would result in unfavorable translation adjustments of approximately $7.4 million, recorded in other comprehensive loss.

For further information regarding the new external borrowings, see Note 13 to the Consolidated Financial Statements, “Long Term and Other Debt”.

ITEM 8. Financial Statements and Supplementary Data.

Our financial statements are set forth in Item 15 below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Executive Chairman and our Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures at December 31, 2022 were not effective, due to the material weaknesses described below.

In light of these material weaknesses, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting as Part of Section 404 of the Sarbanes-Oxley Act 2002 (“SOX”)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Insofar as the Company is subject to Section 404(b) of SOX, this Annual Report on Form 10-K includes an opinion by our external auditors on the effectiveness of our internal control over financial reporting at December 31, 2022 in addition to management’s assessment of the effectiveness of internal control over financial reporting under the requirements of Section 404(a) of SOX. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, our internal control over financial reporting at December 31, 2022 was not effective, based upon the material weaknesses discussed below.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Remediation of Previously Reported Material Weakness

As previously disclosed in Item 9A of our Annual Report on Form10-K for the year ended December 31, 2021, management identified a material weakness in internal control over financial reporting relating to an ineffective risk assessment and response process (the “Risk Assessment and Response Material Weakness”). Namely, the Company had not established an effective control environment due to the ineffective design and implementation of certain process controls, including management review controls. These controls pertain to accounting estimates, account reconciliations, and approval processes of some of the Company’s significant accounts. These deficiencies represented material weaknesses in the Company’s internal control over financial reporting as there was a reasonable possibility that a material misstatement with respect to certain of the Company’s significant accounts and disclosures would not be prevented or detected on a timely basis. Factors contributing to the Risk Assessment and Response Material Weakness included the fact that during 2021, the Company centralized all its finance functions into one location and implemented a new Enterprise Resource Planning (“ERP”) system which went live much later in the year than initially planned, as it had to be put on hold due to the impact that the COVID-19 pandemic had on the Company. As a result, there was insufficient time prior to year-end to implement or operate certain controls which were newly designed or re-designed as a result of the impact of the ERP implementation. The Company had also been without its Chief Financial Officer for a period of time due to illness, which required a redistribution of roles and responsibilities, including those related to controls.

We have remediated this previously reported Risk Assessment and Response Material Weakness by (1) establishing an executive steering committee to monitor the remediation of the underlying control deficiencies, (2) hiring an additional SOX specialist in June 2022 to support the Chief Financial Officer and Director of Finance, (3) increasing the use our outsourced SOX service provider to assist in all aspects of our SOX program, (4) providing one-on-one training to control owners who are part of our broader accounting and operations teams on control execution and related documentation and evidence, (5) re-mapping internal control over financial reporting to risks and financial statement assertions, (6) remediating previously identified control gaps or deficient controls by implementing newly designed controls and/or enhancing the operation and/or underlying evidence of existing controls, (7) expanding business process narratives with enhanced details of process flows and controls, and (8) enhancing the documentation of the execution of management review controls. The Company completed its testing of the effectiveness of the remediated, newly designed, and re-designed controls and, other than those relating to the material weaknesses identified below, noted no material control deficiencies. As a result, management concluded that the Risk Assessment and Response Material Weakness was remediated as of December 31, 2022.

Identified Material Weaknesses and Remediation

Segregation of Duties

Management has identified internal control deficiencies due to IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, not being identified, tested, authorized, and implemented appropriately to validate that data produced by its relevant IT system(s) was complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency and there was not appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to the appropriate Company personnel. Management has concluded that the likelihood that these deficient controls would fail to prevent or detect a material misstatement is a reasonable possibility and rise to a material weakness in the aggregate.

Management is planning to remediate the design of segregation of duties incompatibilities during 2023 by changing access levels, and reviewers, and updating policies.  Despite this deficiency, Management is not aware of any resulting financial statement misstatements and, additionally, management has undertaken a retrospective analysis of 2022 transactions of individuals with such incompatibilities and our analysis indicates that none of the changes made was incorrect or inappropriate.

Holiday Park Cash Collections

Management has identified a deficiency in one aspect of our cash collection process related to the completeness and accuracy (risk of understatement) of our recording of cash collection amounts relating to our holiday park business in that the process for reviewing and approving cash receipts was not consistently documented or implemented.

Despite this deficiency, management is not aware of any resulting financial statement misstatements or cash count discrepancies and management is planning to remediate the material weakness during 2023 by implementing new or enhanced controls around cash collections at holiday parks.

Contract Approvals

Management has identified a deficiency related to the design and operation of the Company’s contract review and approval process in relation to certain contract amendments.

Despite this deficiency, Management is not aware of any resulting financial statement misstatements or inappropriate contract terms and management is planning to remediate the material weakness during 2023 by implementing new or enhanced controls around contracting with customers, specifically as it relates to contract amendments.

With respect to each of the above, management has begun the remediation process, however the material weaknesses cannot be considered fully remediated until it is demonstrated that the new or enhanced controls and other impacted or dependent controls have operated effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting

Except for the changes noted above in connection with the initiatives to remediate material weaknesses, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Inspired Entertainment, Inc. and Subsidiaries

Adverse Opinion on Internal Control over Financial Reporting

We have audited Inspired Entertainment, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

The Company did not design and/or implement program change management and user access controls to ensure:

IT program and data changes affecting the Company’s financial IT applications & underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency and appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to the appropriate Company personnel.

The Company has not designed an effective control related to the completeness and accuracy of cash collection amounts input to the Company’s records in the Leisure Segment.

The Company has not designed effective controls over the contract approval process relating to revenue contracts, including contracts involving royalty rates.

These deficiencies represent material weaknesses in the Company’s internal control over financial reporting as there is a reasonable possibility that a material misstatement with respect to the Company’s significant accounts and disclosures will not be prevented or detected on a timely basis.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2022 consolidated financial statements, and this report does not affect our report dated March 16, 2023 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2022 and 2022 and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2022 of the Company and our report dated March 16, 2023 expressed an unqualified opinion on those financial statements.

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

March 16, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part iii

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before May 1, 2023, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 11. Executive Compensation.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before May 1, 2023, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before May 1, 2023, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before May 1, 2023, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 14. Principal Accountant Fees and Services.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before May 1, 2023, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Part iv

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. The required consolidated financial statements and notes thereto are presented starting on page F-1 of this report.

(2)	Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the consolidated financial statements and notes thereto presented starting on page F-1 of this report.

(b)	Exhibits listed on page 63.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Inspired Entertainment, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inspired Entertainment, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss (income), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 16, 2023, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

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

Addressing the matter involved performing procedures and evaluation of audit evidence that included, among others

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

Capitalization of Internally and Externally Developed Software

The Company classifies software development costs as either internal use software or external use software, any costs incurred during preliminary project stages are expensed as incurred; direct costs incurred during the application development stages are capitalized; and costs incurred during the post-implementation/operation stages are expensed. Once the software is placed in operation, the Company amortizes the capitalized cost of the software over its economic useful life, which ranges from two to five years. During the year ended December 31, 2022, the Company capitalized approximately $18,438,000 of software development costs.

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

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2016

New York, NY

March 16, 2023

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,	December 31,
	2022	2021
Assets
Cash	$25.0	$47.8
Accounts receivable, net	40.5	31.7
Inventory, net	31.0	16.9
Prepaid expenses and other current assets	32.1	30.0
Total current assets	128.6	126.4

Property and equipment, net	44.7	50.9
Software development costs, net	35.8	35.6
Other acquired intangible assets subject to amortization, net	14.7	18.9
Goodwill	73.9	82.7
Operating lease right of use asset	8.3	10.1
Other assets	3.4	7.1
Total assets	$309.4	$331.7

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$25.7	$20.8
Accrued expenses	28.5	32.6
Corporate tax and other current taxes payable	9.3	12.3
Deferred revenue, current	4.8	7.7
Operating lease liabilities	2.8	3.3
Other current liabilities	2.6	3.9
Current portion of finance lease liabilities	1.0	0.9
Total current liabilities	74.7	81.5

Long-term debt	277.6	309.0
Finance lease liabilities, net of current portion	1.2	1.9
Deferred revenue, net of current portion	3.7	6.8
Operating lease liabilities	5.9	7.4
Other long-term liabilities	4.0	3.1
Total liabilities	367.1	409.7

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 25,909,516 shares and 26,433,562 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital	378.2	372.3
Accumulated other comprehensive income	46.3	43.8
Accumulated deficit	(482.2)	(494.1)
Total stockholders’ deficit	(57.7)	(78.0)
Total liabilities and stockholders’ deficit	$309.4	$331.7

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in millions, except share and per share data)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenue:
Service	$251.8	$183.3	$178.7
Product sales	33.6	25.6	21.1
Total revenue	285.4	208.9	199.8

Cost of sales:
Cost of service (1)	(49.3)	(34.3)	(30.1)
Cost of product sales	(22.7)	(16.4)	(14.4)
Selling, general and administrative expenses	(126.4)	(110.2)	(89.6)
Acquisition and integration related transaction expenses	(0.5)	(1.6)	(7.0)
Depreciation and amortization	(37.6)	(47.0)	(52.3)
Net operating income (loss)	48.9	(0.6)	6.4

Other expense
Interest expense, net	(25.4)	(44.3)	(30.0)
Change in fair value of warrant liability	—	0.9	(3.2)
Gain on disposal of business	0.9	—	—
Loss from equity method investee	—	—	(0.5)
Other finance income (expense)	1.1	5.7	(4.7)

Total other expense, net	(23.4)	(37.7)	(38.4)

Income (loss) before income taxes	25.5	(38.3)	(32.0)
Income tax (expense) benefit	(3.2)	1.6	(0.4)
Net income (loss)	22.3	(36.7)	(32.4)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	8.2	0.4	(5.4)
Change in fair value of hedging instrument	—	0.3	(2.9)
Reclassification of loss (gain) on hedging instrument to comprehensive income	0.7	1.5	1.5
Actuarial (losses) gains on pension plan	(6.4)	10.5	(7.2)
Other comprehensive income (loss)	2.5	12.7	(14.0)

Comprehensive income (loss)	$24.8	$(24.0)	$(46.4)

Net income (loss) per common share – basic	$0.84	$(1.60)	$(1.45)
Net income (loss) per common share – diluted	$0.77	$(1.60)	$(1.45)

Weighted average number of shares outstanding during the year – basic	26,446,374	22,897,997	22,399,333
Weighted average number of shares outstanding during the year – diluted	29,035,785	22,897,997	22,399,333

Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(10.8)	$(13.0)	$(4.8)

(1)	Excluding depreciation and amortization

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in millions, except share data)

				Accumulated
			Additional	other		Total
	Common stock		paid in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income	deficit	deficit
Balance as of January 1, 2020	22,230,768	$—	$320.6	$45.1	$(425.0)	$(59.3)
Foreign currency translation adjustments	—	—	—	(5.4)	—	(5.4)
Actuarial losses on pension plan	—	—	—	(7.2)	—	(7.2)
Change in fair value of hedging instrument	—	—	—	(2.9)	—	(2.9)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	1.5	—	1.5
Shares issued in settlement of RSUs	192,058	—	(0.7)	—	—	(0.7)
Shares issued under ESPP	7,649	—	—	—	—	—
Stock-based compensation expense	—	—	4.7	—	—	4.7
Net loss	—	—	—	—	(32.4)	(32.4)

Balance as of December 31, 2020	22,430,475	—	324.6	31.1	(457.4)	(101.7)
Foreign currency translation adjustments	—	—	—	0.4	—	0.4
Actuarial gains on pension plan	—	—	—	10.5	—	10.5
Change in fair value of hedging instrument	—	—	—	0.3	—	0.3
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	1.5	—	1.5
Shares issued in settlement of RSUs	324,122	—	(6.4)	—	—	(6.4)
Shares issued upon exercise of warrants	3,678,965	—	42.4	—	—	42.4
Stock-based compensation expense	—	—	11.7	—	—	11.7
Net loss	—	—	—	—	(36.7)	(36.7)

Balance as of December 31, 2021	26,433,562	—	372.3	43.8	(494.1)	(78.0)
Foreign currency translation adjustments	—	—	—	8.2	—	8.2
Actuarial losses on pension plan	—	—	—	(6.4)	—	(6.4)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.7	—	0.7
Shares issued in settlement of RSUs	543,294	—	(4.1)	—	—	(4.1)
Repurchases of common stock	(1,067,340)	—	—	—	(10.4)	(10.4)
Stock-based compensation expense	—	—	10.0	—	—	10.0
Net income	—	—	—	—	22.3	22.3

Balance as of December 31, 2022	25,909,516	$—	$378.2	$46.3	$(482.2)	$(57.7)

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash flows from operating activities:
Net income (loss)	$22.3	$(36.7)	$(32.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37.6	47.0	52.3
Amortization of right of use asset	2.4	3.3	3.6
Stock-based compensation expense	10.8	13.0	4.8
Impairment of investment in equity method investee	—	—	0.7
Unrealized transactional currency gain/loss on senior bank debt	—	(4.6)	5.6
Change in fair value of warrant liability	—	(0.9)	3.2
Reclassification of loss on hedging instrument to comprehensive income	0.7	1.5	0.9
Non-cash interest expense relating to senior debt	1.8	17.2	3.4
Changes in assets and liabilities:
Accounts receivable	(12.0)	(4.9)	(2.9)
Inventory	(16.0)	1.6	1.3
Prepaid expenses and other assets	(3.8)	(13.9)	8.8
Corporate tax and other current taxes payable	(6.7)	(9.9)	6.6
Accounts payable	7.5	2.8	(4.8)
Deferred revenues and customer prepayment	(5.2)	(6.7)	(5.7)
Accrued expenses	0.8	0.7	10.9
Operating lease liabilities	(2.6)	(2.9)	(2.8)
Other long-term liabilities	(2.9)	(0.4)	(0.6)
Net cash provided by operating activities	34.7	6.2	52.9

Cash flows from investing activities:
Purchases of property and equipment	(21.2)	(11.6)	(15.4)
Acquisition of subsidiary company assets	(0.6)	(12.5)	—
Purchases of capital software	(18.6)	(13.8)	(14.5)
Net cash used in investing activities	(40.4)	(37.9)	(29.9)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	333.1	—
Repurchase of common stock	(10.4)	—	—
Proceeds from exercise of warrants	—	30.5	—
Repayments of revolver and long-term debt, including exit premium	—	(320.6)	(4.2)
Payment of debt issuance costs	—	(9.1)	(3.1)
Cash paid in connection with terminated interest rate swaps	—	(2.1)	—
Repayments of finance leases	(0.6)	(0.6)	(0.9)
Net cash (used in) provided by financing activities	(11.0)	31.2	(8.2)

Effect of exchange rate changes on cash	(6.1)	1.2	3.2

Net increase in cash	(22.8)	0.7	18.0
Cash, beginning of period	47.8	47.1	29.1
Cash, end of period	$25.0	$47.8	$47.1

Supplemental cash flow disclosures
Cash paid during the period for interest	$23.0	$30.8	$13.3
Cash paid during the period for income taxes	$—	$1.2	$0.2
Cash paid during the period for operating leases	$4.3	$4.4	$3.3

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital from net settlement of RSUs	$(4.1)	$(6.4)	$(0.7)
Lease liabilities arising from obtaining right of use assets	$(1.8)	$—	$(6.8)
Adjustment to customer relationships intangible asset arising from adjustment to fair value of assets acquired	$(0.9)	$—	$—
Adjustment to goodwill arising from adjustment to fair value of assets acquired	$—	$—	$(0.2)
Property and equipment acquired through finance lease	$—	$2.6	$1.5
Property and equipment transferred to inventory	$0.8	$1.3	$—
Capitalized interest payments	$—	$—	$10.6
Assets arising from asset retirement obligations	$—	$—	$1.0

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

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

Management Liquidity Plans

As of December 31, 2022, the Company’s cash on hand was $25.0 million, and the Company had working capital in addition to cash of $28.9 million. The Company recorded net income of $22.3 million and net losses of $36.7 million and $32.4 million for the year ended December 31, 2022, 2021 and 2020, respectively. Net income/losses include excess capital expenditure, excluding the acquisition of subsidiary assets, over depreciation and amortization, of $2.2 million for the year ended December 31, 2022, and excess depreciation and amortization over capital expenditure, excluding the acquisition of subsidiary assets, of $21.4 million and $22.4 million for the year ended December 31, 2021 and 2020, respectively, non-cash stock-based compensation of $10.8 million, $13.0 million and $4.8 million for the year ended December 31, 2022, 2021 and 2020, respectively, and non-cash changes in fair value of warrant liability of $0.0 million, $0.9 million gain and $3.2 million losses for the year ended December 31, 2022, 2021, and 2020, respectively. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $34.7 million, $6.2 million and $52.9 million for the year ended December 31, 2022, 2021 and 2020 respectively, with the change year on year due to land based operations being subject to lockdown restrictions for part of the year ended December 31, 2021. Working capital of $53.9 million includes a non-cash settled item of $4.8 million of deferred income. Management currently believes that, absent any long-term coronavirus (“COVID-19”) impact (see below), the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through March 2024.

There have been no COVID-19 restrictions in the United Kingdom since July 2021 and social distancing measures throughout Greece and Italy are no longer in force as of the second quarter of 2022.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

All monetary values set forth in these consolidated financial statements are in US Dollars (“USD”) unless otherwise stated herein. The accompanying consolidated financial statements include the results of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

For most of our operations, the British pound (“GBP”) is our functional currency. Our reporting currency is the USD. We also have operations where the local currency is the functional currency, including our operations in mainland Europe and North America. Assets and liabilities of foreign operations are translated at period-end rates of exchange, equity is translated at historical rates of exchange and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are recorded as a separate component of accumulated other comprehensive income in stockholders’ deficit. Gains or losses resulting from foreign currency transactions are included in Selling, general and administrative expenses, Interest expense, net and Other finance (expense) income in the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

Cash

We deposit cash with financial institutions that management believes are of high credit quality. Substantially all of the Company’s cash is held outside of the U.S. Included within the cash balance of $25.0 million is $2.5 million of cash floats held on site at holiday parks.

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

Under certain contracts, the timing of our invoices does not coincide with revenue recognized under the contract. We have unbilled accounts receivable which represent revenue recorded in excess of amounts invoiced under the contract and generally become billable at contractually specified dates. These amounts consist primarily of revenue from our share of net winnings earned on a daily basis where the billing period does not fall on the last day of the period. We had $18.2 million and $17.4 million of unbilled accounts receivable as of December 31, 2022 and December 31, 2021, respectively.

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

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

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

Research and development costs are expensed as incurred, with the exception of research and development related primarily to software product development costs, which is expensed until technological feasibility has been established. Total research and development costs amounted to $16.1 million, $13.8 million and $15.0 million in the years ended December 31, 2022, 2021 and 2020, respectively. Research and development costs amounting to $1.5 million, $3.1 million and $3.9 million were expensed to Selling, general and administrative expenses during the year ended December 31, 2022, 2021 and 2020, respectively. Research and development costs amounting to $14.6 million, $10.7 million and $11.1 million were capitalized during the year ended December 31, 2022, 2021 and 2020, respectively. Employee related costs associated with related product development are included in Selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income (Loss).

Goodwill and Other Acquired Intangible Assets

Our principal acquired intangible assets relate to goodwill, trademarks and customer relationships. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in a business combination. Trademarks and customer relationships were originally recorded at their fair values in connection with business combinations, and increased in 2021 due to the acquisition of 100% of the membership interests of Sportech Lotteries, LLC (see Note 2).

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

Impairment of Goodwill and Long-Lived Assets

We test for goodwill impairment at least annually on the last day of our fiscal period, and whenever other facts and circumstances indicate that the carrying value may not be recoverable. For goodwill impairment evaluations, we first make a qualitative assessment to determine if goodwill is likely to be impaired. If it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. Goodwill is carried, and therefore tested, at the reporting unit level. We have four segments which are considered to represent reporting units, Gaming, Virtual Sports, Interactive and Leisure, as detailed in Note 27. If the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, will be measured by comparing the implied fair value of goodwill to its carrying amount and would be charged to operations as an impairment loss. A mixture of qualitative and quantitative tests were carried out as of December 31, 2022 and 2021 and no impairment was required at any of these dates.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

Equity Method Investment

For investments in entities over which the Company exercises significant influence, but which do not meet the requirements for consolidation, the Company uses the equity method of accounting. On October 1, 2019, the Company acquired a 40% noncontrolling interest in Innov8 Gaming Limited in connection with the Acquisition (see Note 2), and in April 2020 this interest was disposed of. The value of the Company’s equity method investment was $0.7 million as of December 31, 2019, and was impaired to $Nil in March 2020 prior to disposal. The Company’s share of earnings from its equity method investee, including the impairment, is presented in Loss from equity method investee in the Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investment may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other-than-temporary. Since April 2020, the Company has had no equity method investments and has therefore recognized no impairments.

Deferred Revenue and Deferred Cost of Sales

Deferred revenue arises from the timing differences between the shipment or installation of gaming terminals and systems products and the satisfaction of all revenue recognition criteria consistent with our revenue recognition policy, as well as prepayment of contracts which are recognized ratably over a service period, such as maintenance or licensing fees. Deferred cost of sales, recorded as prepaid expenses and other assets, consists of the direct costs associated with the manufacture of gaming equipment and systems products for which revenue has been deferred. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue in current liabilities. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Debt Issuance Costs

Debt issuance costs incurred in connection with the Company’s debt are capitalized and amortized as interest expense over the term of the related debt. The Company presents debt issuance costs as a reduction from the carrying amount of debt. Only costs that are wholly attributable to obtaining the related debt finance are treated as debt issuance costs. Any other costs are expensed to the Consolidated Statement of Operations and Comprehensive Income (Loss) as part of Acquisition and integration related transaction expenses.

Value Added Tax

The Company is subject to Value Added Tax (“VAT”) in some locations. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods and services sold less VAT paid on purchases made with the relevant supporting invoices. VAT is collected from customers by the Company on behalf of the tax authorities and is therefore not charged to the Consolidated Statement of Operations and Comprehensive Income (Loss).

Common Stock Purchase Warrants and Derivative Financial Instruments

The Company reviews any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and classifies them on the consolidated balance sheet as:

a)	Equity if they (i) require physical settlement (full or net-share settlement), or (ii) gives the Company a choice of net-cash settlement or physical settlement in its own shares (full or net shares), or

b)	Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (full physical settlement or net-share settlement).

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

At each reporting date, the Company determines whether a change in classification between assets and liabilities is required.

During the year ending December 31, 2021, (i) an aggregate of 2,651,129 shares of common stock were issued pursuant to the exercise of 5,302,258 Public Warrants and (ii) an aggregate of 1,027,836 shares of common stock were issued pursuant to the exercise (on a cashless basis) of 9,049,230 Private Warrants. There were no warrants outstanding as of December 31, 2021 or December 31, 2022.

At December 31, 2020, the Company considered that the warrants did not meet the criteria for equity classification and must be recorded as liabilities. As the warrants met the definition of a derivative as contemplated in ASC 815, the warrants were measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period of change.

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

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

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

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

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

Terminal sales take the form of a transfer of ownership of our developed gaming terminals, and are recognized as Product Sales at a point in time upon such time as control passes to the customer as they are considered to meet the required criteria to be considered distinct. Payment for terminal sales is typically due a set number of days after delivery.

Gaming arrangements typically include service level agreements, consisting of a specified amount of ‘uptime’ with financial penalties for breaches in excess of specified levels.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

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

Virtual Sports arrangements may include service level agreements, consisting of a specified amount of ‘uptime’ with financial penalties for breaches in excess of specified levels.

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

We also provide terminal and spares management services to third parties, including customers. Revenue in respect to these services takes the form of fixed fee, either per machine or per time period, and is recognized at the point in time when control transfers to the customer, which is normally upon delivery and acceptance by the customer, or at the point that services are rendered. This revenue is recognized as Service Revenue when included as part of a larger performance obligation, and as Product Sales when it is offered as a separate distinct performance obligation. Revenue is invoiced in arrears and settled within 30 days.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

Disaggregation of revenue

Information on disaggregation of revenue is included in Note 26, “Segment Reporting and Geographic Information.”

Shipping and Handling Costs

Shipping and handling costs for products sales and terminals related to subscription services are included in cost of sales, excluding depreciation and amortization for all periods presented.

Share-Based Payment Arrangements

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards.. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and restricted stock units that have time vesting conditions, and stock options and performance shares that have market conditions are valued using an option-pricing model with traditional inputs for “appreciation” awards.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. The Company accounts for forfeitures as they occur. For awards that vest over time, previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

Leases

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

Leases – the Company as lessee

Lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available on the date that we adopted Topic 842, January 1, 2019 or commencement date, if later, in determining the present value of future payments. Finance leases are included using the rate implicit in the lease. The lease ROU asset includes any lease payment made and initial direct costs incurred. Our operating lease terms may include options to extend or terminate the lease which are included in the measurement of the ROU assets and lease liabilities when it is reasonably certain that we will exercise that option.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2018-19”) and in November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2019-11”). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. ASU 2016-13 requires an entity to recognize expected credit losses rather than incurred losses for financial assets. The guidance will be effective beginning on January 1, 2023, including interim periods within that year and requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Under the modified retrospective method of adoption, prior year reported results are not restated. We have evaluated the effect of this guidance and the adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial statement presentation or disclosures.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 requires that an acquiring entity recognizes and measures contract assets and liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts as if it had originated the contracts. The guidance will be effective beginning on January 1, 2023, including interim periods within that year, and should be applied prospectively to business combinations occurring on or after the effective date. The adoption of ASU 2021-08 will not have a material impact on the Company’s financial statement presentation or disclosures.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020, AND FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019

2.	Acquisitions and Disposals

In January 2022, the Company sold its Italian VLT business, including all terminal and other assets, staff costs and facilities and contracts, to a non-connected party for total proceeds of €1.1 million ($1.2 million), recognizing a profit on disposal of €0.8 million ($0.9 million). The Company continues to serve these Italian markets in the form of the provision of platform and games.

On December 31, 2021, the Company acquired 100% of the membership interests of Sportech Lotteries, LLC, which has since been renamed Inspired Entertainment Lotteries, LLC. The Company concluded that Inspired Entertainment Lotteries, LLC’s contract with its only customer represented substantially all of the fair value of the gross assets acquired and, in accordance with ASC 805, determined that the asset set did not comprise a business. The Company therefore applied asset acquisition accounting to the transaction, and recorded the acquisition of the customer contract as an intangible asset in the amount of $12.3 million. The intangible asset will be amortized over its remaining useful life of 13.2 years.

During the year ended December 31, 2022, as a result of revisions made to management’s preliminary assessments, the Company recognized an additional $0.9 million long-term receivable related to Inspired Entertainment Lotteries, LLC, and reduced the value of the customer contract intangible asset accordingly.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

3.	Accounts Receivable

Accounts receivable consist of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Trade receivables	$44.6	$36.2
Less: long-term receivable recorded in other assets	(3.0)	(3.5)
Finance lease receivables	0.2	0.7
Allowance for doubtful accounts	(1.3)	(1.7)
Total accounts receivable, net	$40.5	$31.7

Changes in the allowance for doubtful accounts are as follows:

	December 31, 2022	December 31, 2021
	(in millions)
Beginning balance	$(1.7)	$(2.3)
Additional provision for doubtful accounts	(0.2)	(0.6)
Recoveries	—	0.1
Write offs	0.4	1.1
Foreign currency translation adjustments	0.2	—
Ending balance	$(1.3)	$(1.7)

4.	Inventory

Inventory consists of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Component parts	$21.4	$10.8
Work in progress	3.6	1.6
Finished goods	6.0	4.5
Total inventories	$31.0	$16.9

Component parts include parts for gaming terminals. Included in inventory are reserves for excess and slow-moving inventory of $2.5 million and $2.0 million as of December 31, 2022 and 2021, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

5.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Prepaid expenses and other assets	$13.9	$12.3
Unbilled accounts receivable	18.2	17.4
Corporate tax and other current taxes receivable	—	0.3
Total prepaid expenses and other assets	$32.1	$30.0

6.	Property and Equipment, net

	December 31, 2022	December 31, 2021
	(in millions)
Short-term leasehold property	$3.1	$3.2
Server based gaming terminals	167.9	178.8
Computer equipment	10.9	10.6
Plant and machinery	3.9	4.1
	185.8	196.7
Less: accumulated depreciation and amortization	(141.1)	(145.8)
	$44.7	$50.9

Depreciation expense amounted to $21.6 million, $25.9 million and $29.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

7.	Software Development Costs, net

Software development costs, net consisted of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Software development costs	$161.4	$160.9
Less: accumulated amortization	(125.6)	(125.3)
	$35.8	$35.6

During the years ended December 31, 2022 and 2021, the Company capitalized $18.5 million and $13.6 million of software development costs, respectively. Amounts in the above table include $3.4 million and $2.2 million of internal use software as of December 31, 2022 and 2021, respectively.

The total amount of software costs amortized was $14.0 million, $20.0 million and $20.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. Software costs written down to net realizable value amounted to $0.4 million, $0.2 million and $0.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The weighted average amortization period was 3.4 years, 3.3 years and 3.2 years for the years ended December 31, 2022, 2021 and 2020, respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

The estimated software amortization expense for the years ending December 31 are as follows:

Year ending December 31, (in millions)
2023	$14.1
2024	10.8
2025	6.5
2026	3.5
2027	0.8
Thereafter	0.1
Total	$35.8

8.	Intangible Assets and Goodwill

The following tables present certain information regarding our intangible assets. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives of ten to thirteen years with no estimated residual values, which materially approximates the expected pattern of use.

	December 31, 2022	December 31, 2021
	(in millions)
Trademarks	$19.8	$22.1
Customer relationships	28.5	32.7
	48.3	54.8
Less: accumulated amortization	(33.6)	(35.9)
	$14.7	$18.9

Aggregate intangible asset amortization expense amounted to $1.6 million, $0.9 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The estimated intangible asset amortization expense for the years ending December 31 are as follows:

Year ending December 31, (in millions)
2023	$1.6
2024	1.6
2025	1.6
2026	1.6
2027	1.5
Thereafter	6.8
Total	$14.7

Goodwill

Goodwill is summarized as follows:

	December 31, 2022	December 31, 2021
	(in millions)
Balance at beginning of period	$82.7	$83.7
Foreign currency translation adjustments	(8.8)	(1.0)
Ending balance	$73.9	$82.7

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

9.	Other Assets

Other assets consist of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Long term finance lease receivable	$0.2	$0.3
Pension asset	—	3.0
Long term receivables	3.0	3.5
Long term prepaid expenses and other assets	0.2	0.3
	$3.4	$7.1

10.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Payroll and related costs	$10.2	$8.0
Cost of sales including inventory	9.1	12.4
Non-current asset costs	2.2	0.7
Interest payable - cash	1.8	2.0
Selling, general and administrative costs	1.7	2.5
Tax and professional fees	1.7	2.8
Asset retirement obligations and other property related costs	1.5	3.5
Other creditors	0.3	0.7
	$28.5	$32.6

The analysis of the prior year expenses has been recharacterized to ensure consistency with the current year categorization. The recharacterization has no impact on the previously reported total accrued expenses as of December 31, 2021.

11.	Contract Liabilities and Other Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At December 31, 2022	$44.6	$18.2	$(8.5)	$(2.4)
At December 31, 2021	$36.2	$17.4	$(14.5)	$(3.9)
At December 31, 2020	$30.4	$8.2	$(22.9)	$(1.6)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $7.9 million, $10.9 million and $10.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

12.	Other Liabilities

Other liabilities consist of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Customer prepayments and deposits	$2.4	$3.9
Foreign exchange contract liabilities	0.2	—
Total other liabilities, current	2.6	3.9
Asset retirement obligations	1.1	1.8
Other creditors	0.8	1.3
Pension liability	2.1	—
Total other liabilities, long-term	4.0	3.1
	$6.6	$7.0

13.	Long Term and Other Debt

Senior Secured Notes

On May 20, 2021, Inspired Entertainment (Financing) PLC, a wholly owned subsidiary of the Company, issued £235.0 million ($282.9 million, as translated at December 31, 2022) aggregate principal amount of its 7.875% senior secured notes due 2026 (the “Senior Secured Notes”). The Senior Secured Notes bear interest at a rate of 7.875% per annum and mature on June 1, 2026. Interest is payable on the Senior Secured Notes on June 1 and December 1 of each year, commencing on December 1, 2021

The Senior Secured Notes and related guarantees were issued under an indenture (the “Indenture”), among Inspired Entertainment (Financing) PLC, as issuer, the Company and certain English and U.S. subsidiaries of the Company, as guarantors (collectively and together with the Company, the “Guarantors”), GLAS Trustees Limited, as trustee, GLAS Trust Corporation Limited, as security agent and GLAS Trust Company LLC as paying agent, transfer agent and registrar. The terms of the Senior Secured Notes and related guarantees are governed by the Indenture.

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

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

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

Revolving Credit Facility

In connection with the issuance of the Senior Secured Notes on May 20, 2021, the Company and certain of our direct and indirect wholly-owned subsidiaries, entered into a Super Senior Revolving Credit Facility Agreement (the “RCF Agreement”) with Global Loan Agency Services Limited, as agent, Barclays Bank plc (“Barclays”) and Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK” and together with Barclays, the “Arrangers”) as arrangers and each lender party thereto (the “Lenders”), pursuant to which the Lenders agreed to provide, subject to certain conditions, a secured revolving facility loan in an original principal amount of £20 million ($24.1 million) under which certain of our subsidiaries are able to draw funds (the “RCF Loan”). The RCF Loans will terminate on November 20, 2025.

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

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

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

Termination of Prior Financing

The Company’s previous debt consisted of two tranches of senior secured term loans in a principal amount of £145.8 million ($175.5 million) with a cash interest rate of 8.25% plus 3-month LIBOR and €93.1 million ($99.4 million) with a cash interest rate of 7.75% plus 3-month EURIBOR, respectively and a secured revolving facility loan in a principal amount of £20.0 million ($24.1 million) with a cash interest rate on any utilization of 6.50% plus 3-month LIBOR (the “Prior Financing”)..

In connection with the issuance of the Senior Secured Notes and the entry into the RCF Agreement, on May 20, 2021, the Prior Financing was repaid in full and the senior facilities agreement (dated September 27, 2019, as amended and restated on June 25, 2020, (the “Prior SFA) see below) relating to the Prior Financing was terminated. No prepayment premium applied to the repayment (although customary break cost provisions applied). Debt fees of $14.4 million were expensed to the Consolidated Statements of Operations and Consolidated Income (Loss) within Interest Expense as part of the repayment. In addition, on May 19, 2021, we terminated the interest rate swaps relating to the Prior Financing and applicable termination fees were settled on May 20, 2021 (see Note 14).

Senior Facilities Agreement

The Company’s Prior SFA (which was with Lucid Agency Services Limited, as agent, Nomura International plc and Macquarie Corporate Holdings Pty Limited (UK Branch) as arrangers and/or bookrunners) was entered into in connection with the Company’s acquisition of the Gaming Technology Group of Novomatic UK Ltd on October 1, 2019, and, provided for, subject to certain conditions, two tranches of senior secured term loans, in an original principal amount of £140.0 million ($168.6 million) and €90.0 million ($96.1 million), respectively and a secured revolving facility loan in an original principal amount of £20.0 million ($24.1 million). The term loans, which were funded on October 1, 2019, were used to, among other things, pay the purchase price of the NTG Acquisition and refinance the Company’s prior indebtedness.

The term loan for £140.0 million ($168.6 million) initially carried a cash interest rate of 7.25% plus 3-month LIBOR, and the term loan for €90.0 million ($96.1 million) initially carried a cash interest rate of 6.75% plus 3-month EURIBOR. The £20.0 million ($24.1 million) revolving credit facility initially carried a cash interest rate on any utilization at 5.50% plus 3-month LIBOR, with any unutilized amount initially carrying a cash interest cost at 30% of the applicable margin on the revolving credit facility loan.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

The provisions from the June 2020 amendments to the Prior SFA included, among other things, (i) capitalizing certain interest payments that fell due on April 1, 2020, (ii) resetting the applicable leverage and capital expenditure financial covenants, removing certain applicable rating requirements, (iii) allowing the Company and its subsidiaries to incur additional indebtedness under the UK Coronavirus Large Business Interruption Loan Scheme under a stand-alone facility, which may rank pari passu or junior to the facilities under the Prior SFA, in an amount not exceeding £10.0 million ($12.0 million), (iv) removing certain applicable rating requirements, (v) limiting the ability of the Company and its subsidiaries to incur additional indebtedness, including by reducing the amount of general indebtedness the Company and its subsidiaries are permitted to incur and removing the ability to incur senior secured, second lien and unsecured indebtedness in an amount not exceeding the aggregate of (A) an unlimited amount, as long as, pro forma for the utilization of such indebtedness, the consolidated total net leverage ratio does not exceed the lower of 3.4:1 and the then applicable ratio with respect to the consolidated total net leverage financial covenant summarized further below, plus (B) an amount equal to the greater of £16.0 million ($19.2 million) and 25% of the consolidated pro forma EBITDA of the Company and its subsidiaries for the relevant period (as defined, but disregarding, for the purposes of calculating the usage of such cap, any financial indebtedness applied to refinancing other financial indebtedness, together with any related interest, fees, costs and expenses), (vi) increasing the margin applicable to the Facilities (as defined) by 1%, and adding an additional payment-in-kind margin of 0.75% payable on any principal amounts outstanding under Facility B (as defined in the Prior SFA) after September 24, 2021 (the “Relevant Date”), (vii) adding an exit fee payable by the Company with respect to any repayment or prepayment of Facility B after the Relevant Date at the time of such repayment or prepayment in an amount equal to 0.75% of the principal amount of Facility B being repaid or prepaid, (viii) removing any ability to carry forward or carry back any unused allowance under the applicable capital expenditure financial covenant and (ix) granting certain additional information rights to the lenders under the Prior SFA, including the provision of a budget, and certain board observation rights until December 31, 2022. All other material terms of the SFA remained unchanged in all material respects.

In consideration for the amendments listed above, the Company agreed to pay the lenders an amendment fee equal to 1% of the Total Commitments (as defined in the Prior SFA).The amendment fee was payable to the lenders pro rata to their commitments under the Prior SFA.

The modification to the Prior SFA was not considered to be substantial in accordance with Topic 470-50 and was therefore not treated as a debt extinguishment. The amendment fees, amounting to $3.1 million, were associated with the modified debt instrument and were to be amortized along with the existing unamortized debt issuance costs. Fees payable to third parties were expensed as incurred, resulting in $1.0 million charged to interest expense for the year ended December 31, 2020.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

Outstanding Debt and Finance Leases

The following reflects outstanding debt and finance leases as of the dates indicated below:

	Principal	Unamortized deferred financing charge	Book value, December 31, 2022
	(in millions)
Senior bank debt	$282.9	$(5.3)	$277.6
Finance lease liabilities	2.2	—	2.2
Total long-term debt outstanding	285.1	(5.3)	279.8
Less: current portion of long-term debt	(1.0)	—	(1.0)
Long-term debt, excluding current portion	$284.1	$(5.3)	$278.8

	Principal	Unamortized deferred financing charge	Book value, December 31, 2021
	(in millions)
Senior bank debt	$316.7	$(7.7)	$309.0
Finance lease liabilities	2.8	—	2.8
Total long-term debt outstanding	319.5	(7.7)	$311.8
Less: current portion of long-term debt	(0.9)	—	(0.9)
Long-term debt, excluding current portion	$318.6	$(7.7)	$310.9

The Company is in compliance with all relevant financial covenants and the long-term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt as of December 31, 2022 matures as follows:

Fiscal period:	Senior bank debt	Finance leases	Total
	(in millions)
2023	$—	$1.0	$1.0
2024	—	0.7	0.7
2025	—	0.5	0.5
2026	282.9	—	282.9
2027	—	—	—
Total	$282.9	$2.2	$285.1

14.	Derivatives and Hedging Activities

On January 15, 2020, the Company entered into two interest rate swaps with UBS AG designed to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows on a portion of the previous floating rate debt facilities. The swaps fixed the variable interest rate of the debt facilities and provided protection over potential interest rate increases by providing a fixed rate of interest payment in return. The interest rate swaps were for £95.0 million ($114.4 million) at a fixed rate of 0.9255% based on the 6-month LIBOR rate and for €60.0 million ($64.1 million) at a fixed rate of 0.102% based on the 6-month EURIBOR rate.

In connection with the issuance of the Senior Secured Notes and the entry into the RCF Agreement, on May 19, 2021, the Company terminated its two interest rate swaps. The termination fees were settled on May 20, 2021, for £1.3 million ($1.9 million) and €0.1 million ($0.2 million), respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.3 million will be reclassified as an increase to interest expense.

As of December 31, 2022 and 2021, the Company did not have any derivatives. Losses reclassified from accumulated other comprehensive income into interest expense in the consolidated statements of operations and income (loss) for the year ended December 31, 2022 amounted to $0.7 million.

As of December 31, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	2	£95.0 million ($114.4 million) at a fixed rate of 0.9255% based on the 6-month LIBOR rate and €60.0 million ($64.1 million) at a fixed rate of 0.102% based on the 6 month EURIBOR rate

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

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

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

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

		December 31,	December 31,
	Level	2022	2021
		(in millions)
Long term receivable (included in other assets)	2	$3.0	$3.5

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

The fair value of our long-term senior debt as of December 31, 2022, was $261.0 million, based upon quoted prices in the marketplace, which are considered Level 2 inputs.

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

At December 31, 2022 and December 31, 2021, there were no Level 3 inputs, and no transfers in or out of Level 3 from other levels in the fair value hierarchy.

16.	Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

During the year ending December 31, 2021, (i) an aggregate of 2,651,129 shares of common stock were issued pursuant to the exercise of 5,302,258 Public Warrants and (ii) an aggregate of 1,027,836 shares of common stock were issued pursuant to the exercise (on a cashless basis) of 9,049,230 Private Warrants. There were no warrants outstanding as of December 31, 2022 or 2021.

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

As of December 31, 2022, there were (i) 1,857,036 shares subject to outstanding awards under the 2021 Plan, including 341,647 shares subject to performance-based target awards, 232,500 shares subject to market-price vesting conditions, 311,558 shares subject to awards that were previously subject to performance criteria that were determined to have been met for the applicable performance year which awards continue to remain subject to a time-based vesting schedule and 259,492 shares subject to awards as to which the applicable vesting conditions have been met which remain subject to deferred settlement; (ii) 174,964 shares subject to outstanding awards under the 2018 Plan, including 25,000 shares subject to performance-based target awards and 124,964 shares subject to awards as to which the applicable vesting conditions have been met which remain subject to deferred settlement; and (iii) 1,318,686 shares subject to outstanding awards under the Prior Plans as to which the applicable vesting conditions have been met which remain subject to deferred settlement. As of December 31, 2022, there were 1,002,805 shares available for new awards under the 2021 Plan (which includes shares rolled over from the 2018 Plan) and no shares available for new awards under the Prior Plans. All awards outstanding as of December 31, 2022 consisted of RSUs (including time-based RSUs, performance-based RSUs and stock price based RSUs).

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

The Company also has an employee stock purchase plan (“ESPP”) that authorizes the issuance of up to an aggregate of 500,000 shares of common stock pursuant to purchases thereunder by employees. The ESPP, which was approved by stockholders in July 2017, is administered by the Compensation Committee which has discretion to designate the length of offering periods and other terms subject to the requirements of the ESPP. Offerings may also be under the ESPP’s subplan for UK-based employees (the “Subplan”) which was adopted in June 2022 and is designed to meet the requirements of a sharesave scheme under UK law. The terms applicable to the offerings approved in 2022 under the ESPP and Subplan are described below. Based on enrollments in these offerings, the Company estimates that approximately 76,000 shares will be purchased (4,000 shares under the ESPP and 72,000 under the Subplan).

The offering period approved in 2022 for the ESPP is for a period of twelve months (ending in October 2023), eligible employees may contribute up to 10% of base compensation, a maximum of 1,000 shares may be purchased per participant, the purchase price will be equal to 85% of the lower of the closing price of the common stock at the beginning of the offering period (the applicable closing price was $10.20) and the end of the offering period and shares will be purchased on the last day of the offering period. Under the offering approved for the Subplan, eligible employees may contribute a maximum amount of £350 per month through payroll deductions over a period of three years (through October 2025), the purchase price will be equal to 85% of the closing price of the common stock on the day prior to commencement of the enrollment window for the offering (the applicable closing price was $11.53), and participants have a period of six months following the end of the offering to elect to purchase shares or receive a refund.

As of December 31, 2022, a total of 467,751 shares remained available for purchase under the ESPP. A total of 7,649 shares were issued under the ESPP in 2020 (at a purchase price of $3.2215 per share) and no shares were issued under the ESPP in 2021 or 2022.

A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested Outstanding at January 1, 2022	2,039,254	$8.60
Granted (1)	543,178	$14.36
Forfeited	(55,198)	$(11.06)
Vested (2)	(879,690)	$(7.18)
Unvested Outstanding at December 31, 2022	1,647,544	$11.11

(1)	The RSUs that were granted during the year ended December 31, 2022 included: (a) 48,716 RSUs under the Board’s compensation program for non-employee directors which vest during the year of grant and, at the election of the participant, may remain unsettled until the director leaves the Company; and (b) 450,882 RSUs under an incentive program for management and other personnel, as to which one-half was in the form of performance-based RSUs that are conditioned on attainment of performance criteria for fiscal year 2022 and subject to a time-based service period through December 31, 2024 and the other one-half vests in installments through December 31, 2024.

(2)	The RSUs that vested during the year ended December 31, 2022 included: (a) 119,492 RSUs that are subject to deferred settlement terms; and (b) 682,474 RSUs that were settled on a net share basis on or about December 30, 2022, resulting in 374,546 shares being issued in and 307,928 withheld for taxes (the processing of the issuance and delivery of such 374,546 shares occurred partially in December 2022 (as to 42,319 shares) and partially in January 2023 (as to 332,227 shares)).

The Company issued a total of 543,294 shares during the year ended December 31, 2022 in net settlement of RSUs which included an aggregate of 442,817 shares in settlement of RSUs that vested during the prior year on December 31, 2021.

The weighted average grant date fair value of awards granted for years ended December 31, 2022, December 31, 2021 and December 31, 2020 amounted to $14.36, $10.15 and $4.13, respectively. The vesting date value of RSUs vesting for years ended December 31, 2022, December 31, 2021 and December 31, 2020 amounted to $10.8 million, $16.1 million and $2.5 million, respectively. There was no income tax benefit recognized related to awards that vested during the years ended December 31, 2022, 2021, and 2020 , respectively as there is a full valuation allowance in place against the RSU scheme’s deferred tax asset.

Stock-based compensation is recognized as an expense over the requisite service period, which is generally the vesting period. For performance awards that are contingent upon the Company achieving certain pre-determined financial performance targets, compensation expense is calculated based on the number of shares expected to vest after assessing the probability that the performance criteria will be met. Determining the probability of achieving a performance target requires estimates and judgment. For market-based awards that are contingent upon the Company’s stock achieving certain pre-determined price targets, compensation expense is calculated based upon the determination of the fair value of the awards as derived through multiple running of the Monte Carlo valuation model, with the fair value recognized on a straight-line basis over the requisite service period. The requisite service period for awards to employees is generally satisfied over a vesting period of three years (and one year for non-employee directors). The Company accounts for forfeitures as they occur. For stock purchase rights under the Company’s ESPP (including its subplan), the Company estimates fair value using the Black-Scholes option pricing model on the dates of grant, with the compensation expense recognized over the requisite service period.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

The Company recognized stock-based compensation expense as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in millions)
Restricted Stock and RSUs	$10.1	$11.9	$4.6
Payroll taxes on vesting of RSUs	0.7	1.1	0.2
	$10.8	$13.0	$4.8

Total unrecognized compensation expense related to unvested stock awards and unvested RSUs at December 31, 2022 amounts to $8.8 million and is expected to be recognized over a weighted average period of 1.6 years.

18.	Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2020	$(76.5)	$1.4	$30.0	$(45.1)
Change during the period	5.4	1.4	7.2	14.0
Balance at December 31, 2020	(71.1)	2.8	37.2	(31.1)
Change during the period	(0.4)	(1.8)	(10.5)	(12.7)
Balance at December 31, 2021	(71.5)	1.0	26.7	(43.8)
Change during the period	(8.2)	(0.7)	6.4	(2.5)
Balance at December 31, 2022	$(79.7)	$0.3	$33.1	$(46.3)

Included within accumulated other comprehensive income is an amount of $0.3 million relating to the change in fair value of discontinued hedging instruments. This amount will be amortized as a charge to income over the life of the original instruments, in accordance with US GAAP.

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because they were either contingently issuable shares or because their inclusion would be anti-dilutive:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
RSUs	382,500	3,622,904	3,522,140
Unvested Restricted Stock	—	—	624,116
Stock Warrants	—	—	9,539,565
	382,500	3,622,904	13,685,821

The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the year ended December 31, 2022. There were no reconciling items for the years ended December 31, 2021 or December 31, 2020, respectively.

	Income (Numerator)	Shares (Denominator)	Per-Share Amount, Year Ended December 31, 2022
	(in millions)
Basic EPS
Income available to common stockholders	$22.3	26,446,374	$0.84
Effect of Dilutive Securities
RSUs		2,589,411
Diluted EPS
Income available to common stockholders	$22.3	$29,035,785	$0.77

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

20.	Repurchase of Common Stock

On May 10, 2022, the Board of Directors authorized the Company to use up to $25.0 million to repurchase Inspired common shares (such amount being exclusive of any fees, commissions or other expenses), subject to repurchases being effected on or before May 10, 2025 (the “Share Repurchase Program”). Management has discretion as to whether to repurchase shares of the Company.

During the year ended December 31, 2022, the Company repurchased 1,067,340 shares under the Share Repurchase Program for gross payments of approximately $10.5 million, which were canceled and retired during the year ended December 31, 2022. As of December 31, 2022, approximately $14.6 million remained available for future repurchases under the Share Repurchase Program.

Refer Part II, Item 5 of this report for further details regarding shares repurchased during the three months ended December 31, 2022.

21.	Other Finance (Expense) Income

Other finance (expense) income consisted of the following:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in millions)
Pension interest cost	$(2.1)	$(1.6)	$(2.2)
Expected return on pension plan assets	3.2	2.7	3.1
Foreign currency translation on senior bank debt	—	4.6	(5.6)
	$1.1	$5.7	$(4.7)

22.	Income Taxes

The effective tax rates for the years ended December 31, 2022 and 2021 were 12.6% and 4.2% respectively. For the year ended December 31, 2022, the Company’s effective tax rate differs from the federal statutory rate primarily due to losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit as well as an inclusion for global intangible low-taxed income. For the year ended December 31, 2021, the Company’s effective tax rate differs from the federal statutory rate primarily due to losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit and non-deductible officer’s compensation.

The components of earnings (loss) before income taxes on the Company’s consolidated statement of operations by the United States and foreign jurisdictions were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in millions)
United States	$(14.1)	$(13.5)	$(14.4)
Foreign jurisdictions	39.6)	(24.8)	(17.6)
Total earnings (loss) before income taxes	$25.5	$(38.3)	$(32.0)

Income tax provision (benefit), as reflected in the Company’s consolidated statement of operations, consists of the following:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in millions)
Current provision (benefit)
Federal	$1.6	$—	$—
State	0.2	—	—
Foreign	1.4	(1.6)	0.4
Total current	$3.2	$(1.6)	$0.4

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
(in millions)
Deferred provision (benefit)
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	$—	$—	$—

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

The differences between the federal statutory tax rate and our effective rate are reflected in the following table for the years ended December 31, 2022, 2021 and 2020:

	December 31, 2022	December 31, 2021	December 31, 2020
	(in millions)
Statutory income tax	21.0%	21.0%	21.0%
State taxes (net of federal)	0.8%	0.0%	0.0%
Non-deductible officers’ compensation	6.7%	(5.4)%	0.0%
Global intangible low-taxed income	32.4%	0.0%	0.0%
Other permanent differences	(0.7)%	(1.5)%	(6.2)%
Effect of rates different than statutory	(2.0)%	(4.0)%	0.5%
Non-creditable withholding taxes	4.2%	0.0%	0.0%
Foreign tax true ups	(0.1)%	4.6%	0.1%
Research and development tax credits	(1.1)%	0.3%	0.0)%
Change in valuation allowance	(48.6)%	(10.8)%	(16.6)%
Effective income tax rate	12.6%	4.2%	(1.2)%

The net deferred tax assets and liabilities arising from temporary differences are as follows:

	December 31,	December 31,
	2022	2021
	(in millions)
Depreciation	$52.3	$71.4
Net operating losses	22.9	31.6
Other temporary differences	3.1	4.4
Intangible Assets	0.7	0.0
Right of Use Liability	2.2	0.0
Total gross deferred tax assets	81.2	107.4
Valuation allowance balance	(79.1)	(104.5)
Gross deferred tax assets	2.1	2.9
Intangible assets	0.0	(0.3)
Other temporary differences	0.0	(2.6)
Right of Use Asset	(2.1)	0.0
Gross deferred tax liabilities	(2.1)	(2.9)
Net deferred tax assets	$—	$—

Changes in the valuation allowance are as follows:

	December 31, 2022	December 31, 2021
	(in millions)
Beginning balance	$104.5	$76.4
(Decrease) increase	(25.4)	28.1
Reversal of allowance	—	—
Ending balance	$79.1	$104.5

As of December 31, 2022 and 2021, the Company has $9.0 million and $39.5 million, respectively, of gross federal net operating loss carry forwards, these losses have an unlimited carry forward. The cumulative state net operating losses as of December 31, 2022 are $58.4 million, which begin to expire in 2026. The utilization of both the Company’s federal and state net operating losses may be subject to a limitation in the future due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code. As of December 31, 2022, the Company has not had an ownership change under Section 382.

As of December 31, 2022 and 2021, the Company also has gross net operating losses in foreign jurisdictions, primarily the United Kingdom, totalling $74.5 million and $83.2 million, respectively. The majority of these net operating losses have an unlimited carry forward period.

The Company recorded a valuation allowance against all of our deferred tax assets as of both December 31, 2022, and December 31, 2021. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. The valuation allowance we recorded as of December 31, 2022 and December 31, 2021 was $79.1 million and $104.5 million, respectively.

The Company has not recognized deferred tax liabilities in respect of unremitted earnings that are considered indefinitely reinvested in foreign subsidiaries. We do not provide for taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed because we intend to invest such undistributed earnings indefinitely outside of the United States.

Currently, there are no federal, state or foreign jurisdiction tax audits pending. The Company’s corporate federal and state tax returns from 2019 to 2021 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2014 to 2021 remain subject to examination by tax authorities.

In accordance with ASC 740, the Company has evaluated its tax positions to determine if there are any uncertain tax positions. As of December 31, 2021 and 2022, the Company has no unrecognized tax benefits for uncertain tax positions and has no accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material change in the total amount of unrecognized tax benefits will occur within the next twelve months.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

23.	Related Parties

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”), (an arranger and lending party under our RCF Agreement), and Macquarie Capital (Europe) Limited (“Macquarie EUR”), (an arranger and initial purchaser of our Senior Secured Notes), are affiliates of MIHI LLC, which beneficially owned approximately 11.7% of our common stock as of December 31, 2022, and 11.4% of our common stock as of December 31, 2021. Macquarie UK was also one of the lending parties with respect to the Prior Financing and its associated revolving credit facility. Macquarie UK did not hold any of the Company’s aggregate senior debt at December 31, 2022 or December 31, 2021. Interest expense payable to Macquarie UK for the years ended December 31, 2022, 2021 and 2020 amounted to $0.0 million, $0.9 million and $2.2 million, respectively. In addition, Macquarie EUR received $0.6 million of $5.5 million of fees paid in connection with the issuance of the Senior Secured Notes and the RCF in the year ended December 31, 2021, and Macquarie UK received $0.3 million of a total $3.1 million of amendment fees paid with respect to the Prior Financing in the year ended December 31, 2020. MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

HG Vora Special Opportunities Master Fund Limited (“HG Vora”) (a purchaser of our Senior Secured Notes issued on May 20, 2021) was a significant stockholder until October 12, 2021. Interest expense payable to HG Vora while a related party for the year ended December 31, 2021 amounted to $1.7 million.

On December 31, 2021, the Company entered into a consultancy agreement with Richard Weil, the brother of A. Lorne Weil, our Executive Chairman, under which he received a success fee in the amount of $0.1 million for services he provided in connection with our acquisition of Sportech Lotteries, LLC. The success fee was paid during the year ended December 31, 2022. Under the agreement, as extended in November 2022, he will provide consulting services relating to the lottery in the Dominican Republic through to June 30, 2023 at a rate of $10,000 per month and, with respect to such services, the aggregate amount incurred by the Company in consulting fees for the year ended December 31, 2022 was $0.1 million.

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

The Company held a 40% non-controlling equity interest in Innov8 Gaming Limited (“Innov8”) from October 2019 until April 2020 when the Company disposed of its interest. Revenue earned from Innov8 while a related party for the year ended December 31, 2020 amounted to $0.6 million and purchases from Innov8 while a related party for the year ended December 31, 2020 amounted to $0.2 million. The value of the investment was impaired by $0.7 million to $Nil in March 2020 prior to disposal.

24.	Leases

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

The leases have remaining terms of 1 to 10 years.

During the years to December 31, 2021 and 2020, certain concessions were granted with respect to the Company’s operating leases in light of Covid-19. These took the form of lease extensions, where nothing was paid for a period of time with that same period of time and payments added onto the lease at the end, payment holidays, where payments were deferred until a later date, but with no lease extension, and discounted payments, where payments were reduced and not repaid either at a later date or through lease extensions. The Company elected to use the practical expedient granted by the FASB and account for the concessions as if they were part of the enforceable rights and obligations of the parties under the existing lease contract for all affected operating leases. Lease extensions and discounted payments were accounted using the ‘cash basis’ approach, with the lease liability and right-of-use asset continuing to be accounted for as if payments were still being made under the original terms of the lease. Payment holidays were accounted for using the ‘remeasurement consistent with resolving a contingency’ approach, which involved remeasuring the liability and the right-of-use asset and continuing to recognize the total cost of the lease on a straight line basis over the period to which it relates.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

The Company is also party to finance leases with third parties with respect to gaming machines. The leases have remaining terms of between 24 and 36 months.

The components of lease expense were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in millions)
Finance lease costs:
Depreciation	$0.9	$0.5	$0.1
Interest	0.2	0.2	0.1
Operating lease costs	4.0	4.4	4.3
Short-term lease costs	1.2	1.3	1.5
Variable lease costs	4.3	2.9	1.7
Total	$10.6	$9.3	$7.7

	December 31, 2022	December 31, 2021
Weighted average remaining lease term – finance leases	29.8 months	39.1 months
Weighted average remaining lease term – operating leases	68.5 months	69.4 months
Weighted average discount rate – finance leases	9.0%	8.9%
Weighted average discount rate – operating leases	8.9%	8.7%

Assets leased under finance leases had a cost of $2.3 million and $4.2 million at December 31, 2022 and 2021, respectively, and accumulated depreciation associated with these assets was $1.2 million and $0.6 million at December 31, 2022 and 2021, respectively.

Future minimum finance lease payments as of December 31, 2022 were as follows:

Year ending December 31, (in millions)
2023	$1.2
2024	0.9
2025	0.5
2026	—
2027	—
Thereafter	—
Total future minimum lease payments	2.6
Less: imputed interest	(0.4)
Total	$2.2

Future minimum operating lease payments as of December 31, 2022 were as follows:

Year ending December 31, (in millions)
2023	$3.0
2024	2.5
2025	1.4
2026	0.9
2027	0.7
Thereafter	2.7
Total future minimum lease payments	11.2
Less: imputed interest	(2.5)
Total	$8.7

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

The Company as Lessor

The Company is party to leases with third parties with respect to various gaming machines. Gaming machine leases typically include a lease (of the machine) and a non-lease (provision of software services) component, both of which are included in the amounts disclosed.

The leases have remaining terms of 3 to 36 months.

During the years to December 31, 2021 and 2020, the Company granted concessions to customers in the form of lease extensions granted during the lockdown period, where nothing was paid during the concession period, with that same period of time and payments added onto the lease at the end. The Company elected to use the practical expedient granted by the FASB and account for the concessions as if they were part of the enforceable rights and obligations of the parties under the existing lease contract for all affected leases.

Assets leased under operating leases had a cost of $5.3 million and $6.8 million at December 31, 2022 and 2021, respectively, and accumulated depreciation associated with these assets was $3.6 million and $2.8 million at December 31, 2022 and 2021, respectively. Depreciation expense for the year ended December 31, 2022, 2021 and 2020 amounted to $1.5 million, $1.4 million and $1.5 million, respectively.

The components of lease income were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in millions)
Interest receivable from sales type leases	$—	$—	$0.1
Operating lease income	8.3	3.3	2.3
Profit recognized at commencement date of sales type leases	0.3	—	—
Variable income from sales type leases	—	0.1	0.7
Total	$8.6	$3.4	$3.1

Future minimum sales type lease receivables as of December 31, 2022 were as follows:

Year ending December 31, (in millions)
2023	$0.3
2024	0.1
2025	0.1
2026	—
2027	—
Total future minimum lease receivables	0.5
Less: imputed interest	(0.1)
Total	$0.4

Future minimum operating lease receivables as of December 31, 2022 were as follows:

Year ending December 31, (in millions)
2023	$8.2
2024	5.2
2025	2.6
2026	—
2027	—
Total future minimum lease receivables	$16.0

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

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

We operate a defined contribution plan in the US and both defined benefit and defined contribution pension schemes in the UK. The defined contribution scheme assets are held separately from those of the Company in an independently administered fund. The defined contribution pension cost charge represents contributions payable by the Company and amounted to $2.9 million, $2.4 million and $2.3 million for the year ended December 31, 2022, 2021 and 2020, respectively. Contributions totaling $1.2 million and $0.8 million were payable to the fund as at December 31, 2022 and 2021, respectively.

The defined benefit scheme has been closed to new entrants since April 1, 1999 and closed to future accruals for services rendered to the Company for the entire financial statement periods presented in these consolidated financial statements. Retirement benefits are generally based on a portion of an employee’s pensionable earnings during years prior to 2010.

The latest triennial actuarial valuation of the scheme as at March 31, 2021 was finalized in June 2022. The actuarial valuation revealed that the statutory funding objective was not met, i.e. there were insufficient assets to cover the Scheme’s Technical Provisions and there was a funding shortfall of £8.2 million ($9.9 million) at the valuation date. Under the Recovery Plan and Schedule of Contributions agreed between the Trustee and the Company on June 28, 2022, it was agreed that the shortfall will be met by contributions of £0.9 million ($1.1 million) for each the years ended December 31 2021, 2022, 2023 and 2024, of £0.7 million ($0.8 million) for the year ended December 31, 2025 and of £0.5 million ($0.6 million) for the period January 1, 2026 to October 31, 2026. The Company will also make expense contributions of £0.3 million ($0.4 million) per annum for the period covered by the Recovery Plan and Schedule of Contributions.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

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

The scheme’s investment policy is to maximize long-term financial return commensurate with security and minimizing risk, with an objective of achieving a return of around 3% per annum above the return on UK Government bonds. This is achieved by holding a portfolio of marketable investments that avoids over-concentration of investment and spreads assets both over industries and geographies. In setting investment strategy, the trustees considered the lowest risk strategy that they could adopt in relation to the scheme’s liabilities and designed an asset allocation to achieve a higher return while maintaining a cautious approach to meeting the scheme’s liabilities. The trustees undertake periodic reviews of the investment strategy and take advice from their investment advisors. They consider a full range of asset classes, the risks and rewards of a range of alternative asset allocation strategies, the suitability of each asset class and the need for appropriate diversification. The current strategy is to hold 12% in a diversified growth fund, 24% in diversified credit, 18% in a equity-linked liability-driven investment funds, 6% in credit-linked liability-driven investment funds and 40% in a buy-in policy.

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

Our valuation methodologies used for pension assets measured at fair value are as follows. There have been no changes in the methodologies used at December 31, 2022 and December 31, 2021.

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

As of December 31, 2022 and December 31, 2021, the diversified fund was redeemable at NAV as of the measurement dates and, therefore, classified as Level 2.

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

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

The following table sets forth the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	December 31, 2022	December 31, 2021
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$114.7	$127.8
Interest cost	2.1	1.6
Actuarial (gain) loss	(35.5)	(9.8)
Benefits paid	(3.5)	(3.5)
Foreign currency translation adjustments	(10.4)	(1.4)
Benefit obligation at end of period	$67.4	$114.7
Change in plan assets:
Fair value of plan assets at beginning of period	$117.7	$118.7
Actual (loss) gain on plan assets	(39.1)	2.5
Employer contributions	1.4	1.5
Benefits paid	(3.5)	(3.5)
Foreign currency translation adjustments	(11.2)	(1.5)
Fair value of assets at end of period	$65.3	$117.7
Amount recognized in the consolidated balance sheets:
(Unfunded) Overfunded status (non-current)	$(2.1)	$3.0
Net amount recognized	$(2.1)	$3.0

The following table presents the components of our net periodic pension (benefit) cost:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in millions)
Components of net periodic pension (benefit) cost:
Interest cost	$2.1	$1.6	$2.2
Expected return on plan assets	(3.2)	(2.7)	(3.1)
Amortization of net loss	0.5	0.9	0.6
Net periodic (benefit) cost	$(0.6)	$(0.2)	$(0.3)

The accumulated benefit obligation for all defined benefit pension plans was $67.4 million and $114.7 million as of December 31, 2022 and December 31, 2021, respectively. The (underfunded) overfunded status of our defined benefit pension plans recorded as a (liability) asset in our consolidated balance sheets as of December 31, 2022 and December 31, 2021 was $(2.1) million and $3.0 million, respectively.

The estimated net loss, net transition asset (obligation) and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $0.9 million, $nil and $nil, respectively.

The fair value of the plan assets at December 31, 2022 by asset category is presented below:

	Level 1	Level 2	Level 3	Total
	(in millions)
Diversified fund	$—	$40.7	$—	$40.7
Buy-in contract	—	—	24.3	24.3
Cash and other current assets	0.3	—	—	0.3
Total	$0.3	$40.7	$24.3	$65.3

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

The fair value of the plan assets at December 31, 2021 by asset category is presented below:

	Level 1	Level 2	Level 3	Total
	(in millions)
Diversified fund	$—	$79.1	$—	$79.1
Buy-in contract	—	—	38.1	38.1
Cash	0.5	—	—	0.5
Total	$0.5	$79.1	$38.1	$117.7

The table below presents the weighted-average actuarial assumptions used to determine the benefit obligation and net periodic benefit cost for the Plan.

	December 31, 2022	December 31, 2021
Discount rate	5.00%	2.00%
Expected return on assets	5.70%	3.00%
RPI inflation	3.13%	3.25%
CPI inflation – pre 2030	2.13%	2.25%
CPI inflation – post 2030	2.93%	3.05%
Pension increases – pre-2006 service	2.90%	3.15%
Pension increases – post-2006 service	1.89%	2.20%
Pension increases – post 1988 GMP – pre 2030	1.83%	2.10%
Pension increases – post 1988 GMP – post 2030	2.21%	2.60%

The following benefit payments are expected to be paid:

(in millions)
2023	$3.2
2024	$2.8
2025	$3.2
2026	$3.3
2027	$3.6
2028 to 2032	$20.5

27.	Segment Reporting and Geographic Information

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), total assets and total capital expenditures for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, right of use assets, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions. All acquisition and integration related transaction expenses are allocated as corporate function costs.

Segment Information

Year Ended December 31, 2022

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$80.4	$55.1	$23.1	$93.2	$—	$251.8
Product sales	31.3	—	—	2.3	—	33.6
Total revenue	111.7	55.1	23.1	95.5	—	285.4
Cost of sales, excluding depreciation and amortization:
Cost of service	(19.3)	(2.4)	(3.7)	(23.9)	—	(49.3)
Cost of product sales	(21.0)	—	—	(1.7)	—	(22.7)
Selling, general and administrative expenses	(30.1)	(6.9)	(7.1)	(45.8)	(25.7)	(115.6)
Stock-based compensation expense	(1.6)	(0.7)	(0.7)	(0.6)	(7.2)	(10.8)
Acquisition and integration related transaction expenses	—	—	—	—	(0.5)	(0.5)
Depreciation and amortization	(16.6)	(2.6)	(2.9)	(13.5)	(2.0)	(37.6)
Segment operating income (loss)	23.1	42.5	8.7	10.0	(35.4)	48.9

Net operating income						$48.9

Total assets at December 31, 2022	$107.8	$59.4	$15.1	$81.0	$46.1	$309.4

Total goodwill at December 31, 2022	$1.3	$42.3	$0.4	$29.9	$—	$73.9
Total capital expenditures for the year ended December 31, 2022	$16.7	$4.0	$5.3	$10.5	$3.6	$40.1

Year Ended December 31, 2021

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$58.8	$36.0	$22.8	$65.7	$—	$183.3
Product sales	22.6	—	—	3.0	—	25.6
Total revenue	81.4	36.0	22.8	68.7	—	208.9
Cost of sales, excluding depreciation and amortization:
Cost of service	(12.8)	(1.9)	(3.7)	(15.9)	—	(34.3)
Cost of product sales	(14.4)	—	—	(2.0)	—	(16.4)
Selling, general and administrative expenses	(28.1)	(7.1)	(6.1)	(35.1)	(20.8)	(97.2)
Stock-based compensation expense	(1.8)	(0.8)	(0.6)	(0.6)	(9.2)	(13.0)
Acquisition and integration related transaction expenses	—	—	—	—	(1.6)	(1.6)
Depreciation and amortization	(22.5)	(3.4)	(3.2)	(16.1)	(1.8)	(47.0)
Segment operating income (loss)	1.8	22.8	9.2	(1.0)	(33.4)	(0.6)

Net operating loss						$(0.6)

Total assets at December 31, 2021	$100.5	$61.6	$12.3	$85.7	$71.6	$331.7

Total goodwill at December 31, 2021	$1.4	$47.4	$0.4	$33.5	$—	$82.7
Total capital expenditures for the year ended December 31, 2021	$10.9	$3.3	$3.7	$8.9	$1.4	$28.2

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

Year Ended December 31, 2020

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$92.2	$32.4	$13.3	$40.8	$—	$178.7
Product sales	18.3	—	—	2.8	—	21.1
Total revenue	110.5	32.4	13.3	43.6	—	199.8
Cost of sales, excluding depreciation and amortization:
Cost of service	(15.7)	(2.9)	(1.9)	(9.6)	—	(30.1)
Cost of product sales	(12.4)	—	—	(2.0)	—	(14.4)
Selling, general and administrative expenses	(24.5)	(4.4)	(3.9)	(30.8)	(21.2)	(84.8)
Stock-based compensation expense	(0.8)	(0.4)	(0.3)	(0.1)	(3.2)	(4.8)
Acquisition and integration related transaction expenses	—	—	—	—	(7.0)	(7.0)
Depreciation and amortization	(27.6)	(3.7)	(2.3)	(16.9)	(1.8)	(52.3)
Segment operating income (loss)	29.5	21.0	4.9)	(15.8)	(33.2)	6.4

Net operating loss						$6.4

Total capital expenditures for the year ended December 31, 2020	$8.9	$4.8	$2.7	$8.7	$4.9	$30.0

Geographic Information

Geographic information for revenue is set forth below:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in millions)
Total revenue
UK	$209.5	$149.1	$152.3
Greece	22.9	18.6	17.0
Rest of world	53.0	41.2	30.5
Total	$285.4	$208.9	$199.8

UK revenue includes revenue from customers headquartered in the UK, but whose revenue is generated globally.

Geographic information of our non-current assets excluding goodwill is set forth below:

	December 31, 2022	December 31, 2021
	(in millions)
UK	$83.2	$90.0
Greece	6.7	11.6
Rest of world	17.0	21.0
Total	$106.9	$122.6

Software development costs are included as attributable to the market in which they are utilized.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

28.	Customer Concentration

During the year ended December 31, 2022, one customer represented at least 10% of revenues, accounting for 13% of the Company’s revenues. This customer was served by the Virtual Sports and Interactive segments. During the year ended December 31, 2021, no customers represented at least 10% of revenues. During the year ended December 31, 2020, one customer represented at least 10% of revenues, accounting for 22% of the Company’s revenues. This customer was served by the Gaming, Virtual Sports and Interactive segments.

At December 31, 2022, there was one customer that represented at least 10% of the Company’s accounts receivable, accounting for 24% of the Company’s accounts receivable. At December, 2021, there were no customers that represented at least 10% of the Company’s accounts receivable.

29.	Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. The Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Item 16. Form 10-K Summary.

None.

Exhibits

(c)	Exhibits.

Exhibit Number	Description
2.1	Share Sale Agreement, dated July 13, 2016, by and among Hydra Industries Acquisition Corp., the Vendors, Target Parent, DMWSL 632 Limited and Gaming Acquisitions Limited (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 19, 2016).

2.2	Completion Arrangements Agreement, dated December 23, 2016, between Hydra Industries Acquisition Corp. and the Vendors listed in schedule 1 to the Share Sale Agreement (incorporated herein by reference to Exhibit 10.18 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

2.3	Share Purchase Agreement, dated as of June 11, 2019, by and between Inspired Gaming (UK) Limited and Novomatic UK Ltd. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K of the Company, filed with the SEC on June 11, 2019).

3.1(a)	Second Amended and Restated Certificate of Incorporation of Inspired Entertainment, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

3.1(b)	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated August 13, 2020 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K of the Company, filed with the SEC on August 14, 2020).

3.2	Amended and Restated Bylaws of Inspired Entertainment, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K Company, filed with the SEC on November 11, 2019).

4.1	Registration Rights Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and certain security holders (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014).

4.2	Registration Rights Agreement, dated December 23, 2016, by and among Hydra Industries Acquisition Corp. and the Vendors (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

4.3	Description of Securities (incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 31, 2022.

4.4	Indenture, dated as of May 20, 2021, among Inspired Entertainment (Financing) PLC, as issuer, the Company, as a guarantor, the subsidiaries of the Company named therein, as additional guarantors, GLAS Trustees Limited, as trustee, GLAS Trust Corporation Limited as security agent and GLAS Trust Company LLC as paying agent, transfer agent and registrar (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed with the SEC on May 20, 2021).

4.5	Form of 7.875% Senior Secured Notes due 2026 (included in Exhibit 4.5).

10.1	Super Senior Revolving Credit Facilities Agreement, dated as of May 20, 2021, among the Company, Gaming Acquisition Limited, Inspired Entertainment (Financing) PLC and Inspired Gaming (UK) Limited as original borrowers, the subsidiaries of the Company named therein as original guarantors, Global Loan Agency Services Limited as agent, GLAS Trust Corporation Limited as security agent and Barclays Bank plc and Macquarie Corporate Holdings Pty Limited (UK Branch) as arrangers and original lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on May 20, 2021).

Exhibit Number	Description
10.2	Form of Director and Officer Indemnity Agreement (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

10.3	Stockholders Agreement, dated December 23, 2016, by and among the Company, Hydra Industries Sponsor LLC, Macquarie Sponsor and the Vendors (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

10.4#	Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 4, 2017).

10.5#	Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017).

10.6#	Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 10, 2018).

10.7#	Inspired Entertainment, Inc. 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 31, 2022).

10.8#*	Forms of Grant Agreements for fiscal year 2022 under the Inspired Entertainment, Inc. 2021 Omnibus Incentive Plan (Time-Based Form of Agreement and Performance-Based Form of Agreement).

10.9#*	Inspired Entertainment, Inc. 2022 Short-Term Incentive Bonus Plan.

10.10#	Employment Agreement, dated as of October 9, 2020, by and between the Company and A. Lorne Weil (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2020).

10.11#

Letter, dated April 21, 2021, from the Company to A. Lorne Weil (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 14, 2021).

10.12#

Addendum, effective June 21, 2021, to the Employment Agreement dated October 9, 2020 by and between the Company and A. Lorne Weil (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the Company on June 24, 2021).

Exhibit Number	Description
10.13#	Second Addendum, effective January 1, 2023, to the Employment Agreement dated October 9, 2020, as amended, by and between the Company and A. Lorne Weil (incorporated herein by reference to Exhibit 10.2 to the Current Report on form 8-K of the Company, filed with the SEC on January 17, 2023).

10.14#	Employment Agreement, dated February 17, 2020, between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020).

10.15#

Letter Agreement, dated July 21, 2021, by and between the Company and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 23, 2021).

10.16#

Second Addendum, effective January 1, 2023, to the Employment Agreement dated February 17, 2020, as amended, by and between the Company and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.1 to the Current Report on form 8-K of the Company, filed with the SEC on January 17, 2023.

10.17#	Employment Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

10.18#	Amendment, dated December 22, 2017, to the Employee Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers (incorporated herein by reference to Exhibit 10.13 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017).

10.19#	Amendment effective January 31, 2020, to the Employment Agreement dated December 14, 2016 (as amended) by and between the Company and Daniel B. Silvers (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company, filed with the SEC on February 6, 2020).

10.20#*	Separation and Release Agreement, dated January 10, 2023, between the Company and Daniel B. Silvers.

10.21#	Employment Agreement, dated August 3, 2021, by and between IG UK and Stewart F.B. Baker (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on August 5, 2021).

10.22#

Employment Agreement, dated August 3, 2021, by and between IG UK and Carys Damon (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on August 5, 2021).

10.23#

Inspired Entertainment, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company, filed with the SEC on July 14, 2017).

Exhibit Number	Description

10.24#

Inspired Entertainment Sharesave Plan (U.K. Appendix) (adopted as a subplan to the Inspired Entertainment Employee Stock Purchase Plan) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on November 9, 2022).

10.25#	Non-Employee Director Compensation Policy (as amended and restated) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 10, 2022).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer.

32.2**	Section 906 Certification of Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

#	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: March 16, 2023	By:	/s/ A. Lorne Weil
A. Lorne Weil
Executive Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2023	/s/ A. Lorne Weil
A. Lorne Weil, Executive Chairman

Date: March 16, 2023	/s/ Stewart F.B. Baker
Stewart F.B. Baker, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 16, 2023	/s/ Michael R. Chambrello
Michael R. Chambrello, Director

Date: March 16, 2023	/s/ Ira H. Raphaelson
Ira H. Raphaelson, Director

Date: March 16, 2023	/s/ Desirée G. Rogers
Desirée G. Rogers, Director

Date: March 16, 2023	/s/ Steven M. Saferin
Steven M. Saferin, Director

Date: March 16, 2023	/s/ Katja Tautscher
Katja Tautscher, Director

Date: March 16, 2023	/s/ John M. Vandemore
John M. Vandemore, Director

