Form 10-Q
period 2023-03-31
Inspired Entertainment, Inc.
filed 2023-05-10
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, there were 26,267,352 shares of the Company’s common stock issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$27.8	$25.0
Accounts receivable, net	33.0	40.5
Inventory	36.5	31.0
Prepaid expenses and other current assets	31.1	32.1
Total current assets	128.4	128.6

Property and equipment, net	47.7	44.7
Software development costs, net	38.1	35.8
Other acquired intangible assets subject to amortization, net	14.6	14.7
Goodwill	75.8	73.9
Operating lease right of use asset	8.1	8.3
Other assets	3.8	3.4
Total assets	$316.5	$309.4

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$22.2	$25.7
Accrued expenses	34.9	28.5
Corporate tax and other current taxes payable	5.0	9.3
Deferred revenue, current	5.1	4.8
Operating lease liabilities	2.8	2.8
Other current liabilities	3.2	3.6
Total current liabilities	73.2	74.7

Long-term debt	285.5	277.6
Finance lease liabilities, net of current portion	1.2	1.2
Deferred revenue, net of current portion	3.2	3.7
Operating lease liabilities	5.6	5.9
Other long-term liabilities	2.2	4.0
Total liabilities	370.9	367.1

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 26,263,070 shares and 25,909,516 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	381.2	378.2
Accumulated other comprehensive income	46.8	46.3
Accumulated deficit	(482.4)	(482.2)
Total stockholders’ deficit	(54.4)	(57.7)
Total liabilities and stockholders’ deficit	$316.5	$309.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Service	$58.3	$57.0
Product sales	7.7	3.6
Total revenue	66.0	60.6

Cost of sales:
Cost of service (1)	(10.9)	(11.8)
Cost of product sales	(5.8)	(2.1)
Selling, general and administrative expenses	(34.3)	(29.6)
Acquisition and integration related transaction expenses	—	(0.1)
Depreciation and amortization	(8.9)	(10.1)
Net operating income	6.1	6.9

Other expense
Interest expense, net	(6.3)	(6.5)
Gain on disposal of business	—	0.9
Other finance income	0.1	0.3

Total other expense, net	(6.2)	(5.3)

Net (loss) income before income taxes	(0.1)	1.6
Income tax expense	(0.1)	(0.1)
Net (loss) income	(0.2)	1.5

Other comprehensive income:
Foreign currency translation (loss) gain	(1.7)	2.4
Reclassification of loss on hedging instrument to comprehensive income	0.2	0.2
Actuarial gains on pension plan	2.0	0.7
Other comprehensive income	0.5	3.3

Comprehensive income	$0.3	$4.8

Net income (loss) per common share – basic	$(0.01)	$0.06
Net income (loss) per common share - diluted	$(0.01)	$0.05

Weighted average number of shares outstanding during the period – basic	26,155,346	26,850,326
Weighted average number of shares outstanding during the period – diluted	26,155,346	29,294,973
Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(2.9)	$(2.8)

(1)	Excluding depreciation and amortization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2023

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of December 31, 2022	25,909,516	—	378.2	46.3	(482.2)	(57.7)
Foreign currency translation adjustments	—	—	—	(1.7)	—	(1.7)
Actuarial gains on pension plan	—	—	—	2.0	—	2.0
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.2	—	0.2
Issuances under stock plans	353,554	—	—	—	—	—
Stock-based compensation expense	—	—	3.0	—	—	3.0
Net loss	—	—	—	—	(0.2)	(0.2)
Balance as of March 31, 2023	26,263,070	$—	$381.2	$46.8	$(482.4)	$(54.4)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2022

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of December 31, 2021	26,433,562	—	372.3	43.8	(494.1)	(78.0)
Foreign currency translation adjustments	—	—	—	2.4	—	2.4
Actuarial gains on pension plan	—	—	—	0.7	—	0.7
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.2	—	0.2
Issuances under stock plans	447,060	—	—	—	—	—
Stock-based compensation expense	—	—	2.7	—	—	2.7
Net income	—	—	—	—	1.5	1.5
Balance as of March 31, 2022	26,880,622	$—	$375.0	$47.1	$(492.6)	$(70.5)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(0.2)	$1.5
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8.9	10.1
Amortization of right of use asset	0.5	0.7
Stock-based compensation expense	2.9	2.8
Reclassification of loss on hedging instrument to comprehensive income	0.2	0.2
Non-cash interest expense relating to senior debt	0.3	0.4
Changes in assets and liabilities:
Accounts receivable	8.5	(2.1)
Inventory	(4.6)	(11.9)
Prepaid expenses and other assets	1.6	0.9
Corporate tax and other current taxes payable	(3.8)	(7.2)
Accounts payable	(4.1)	4.3
Deferred revenues and customer prepayment	(0.3)	(0.3)
Accrued expenses	5.5	7.1
Operating lease liabilities	(0.6)	(0.7)
Other long-term liabilities	—	(0.7)
Net cash provided by operating activities	14.8	5.1

Cash flows from investing activities:
Purchases of property and equipment	(6.1)	(5.2)
Acquisition of subsidiary company assets	—	(0.6)
Acquisition of third-party company trade and assets	(0.6)	—
Purchases of capital software	(4.8)	(5.1)
Net cash used in investing activities	(11.5)	(10.9)

Cash flows from financing activities:
Repayments of finance leases	(0.5)	(0.1)
Net cash used in financing activities	(0.5)	(0.1)

Effect of exchange rate changes on cash	—	(1.1)
Net increase (decrease) in cash	2.8	(7.0)
Cash, beginning of period	25.0	47.8
Cash, end of period	$27.8	$40.8

Supplemental cash flow disclosures
Cash paid during the period for interest	$0.1	$0.2
Cash paid during the period for income taxes	$0.1	$—
Cash paid during the period for operating leases	$1.2	$0.9

Supplemental disclosure of noncash investing and financing activities
Lease liabilities arising from obtaining right of use assets	$(0.1)	$—
Property and equipment transferred to inventory	$—	$0.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Management Liquidity Plans

As of March 31, 2023, the Company’s cash on hand was $27.8 million, and the Company had working capital in addition to cash of $27.4 million. The Company recorded a net loss of $0.2 million and net income of $1.5 million for the three months ended March 31, 2023 and 2022, respectively. Net income/losses include non-cash stock-based compensation of $2.9 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $14.8 million and $5.1 million for the three months ended March 31, 2023 and 2022, respectively. The change year on year was due primarily to improved working capital levels, with the three months ended March 31, 2023 benefitting from favorable receipts due to the timing of sales, and the three months ended March 31, 2022 showing significant inventory increases after the Company made the strategic decision to secure components and protect sales in a challenging global supply chain market. Working capital of $55.2 million includes a non-cash settled item of $5.1 million of deferred income. Management currently believes that, absent any long-term coronavirus (“COVID-19”) impact (see below), the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through May 2024.

There have been no COVID-19 restrictions in the United Kingdom since July 2021 and social distancing measures throughout Greece and Italy are no longer in force as of the second quarter of 2022. There have been no COVID-19 restrictions in the United States and social distancing measures are no longer in force. While states have varying requirements based on occupation, no mandates related to, or would prohibit, our normal business operations.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2022 and 2021. The financial information as of December 31, 2022 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

Newly Adopted Accounting Standards

On January 1, 2023, the Company adopted Topic 326 Financial Instruments – Credit Losses (“ASC 326”). ASC 326 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. It requires an entity to recognize expected credit losses rather than incurred losses for financial assets and requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.

The adoption of ASC 326 did not have a material impact. Disclosures with respect to allowances for credit losses are given in footnote 3 to these financial statements.

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

3. Allowance for Credit Losses

Changes in the allowance for doubtful accounts are as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Beginning balance	$(1.3)	$(1.7)
Additional provision for doubtful accounts	(0.1)	(0.2)
Recoveries	0.1	—
Write offs	—	0.4
Foreign currency translation adjustments	—	0.2
Ending balance	$(1.3)	$(1.3)

4. Inventory

	March 31, 2023	December 31, 2022
	(in millions)
Component parts	$23.3	$21.4
Work in progress	2.9	3.6
Finished goods	10.3	6.0
Total inventories	$36.5	$31.0

Component parts include parts for gaming terminals. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

5. Contract Liabilities and Other Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At March 31, 2023	$36.7	$15.8	$(8.3)	$(2.6)
At December 31, 2022	$44.6	$18.2	$(8.5)	$(2.4)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $1.3 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively.

6. Stock-Based Compensation

A summary of the Company’s RSU activity during the three months ended March 31, 2023 is as follows:

Number of Shares

Unvested Outstanding at January 1, 2023	1,647,544
Granted (1)	495,225
Forfeited	(6,266)
Vested	(219,272)
Unvested Outstanding at March 31, 2023	1,917,231

(1)	The amount shown as granted in the table includes 219,213 performance-based target RSUs as to which the number that ultimately vests would range from 0% to 200% of the target amount of RSUs (a maximum of 438,426 RSUs based on attainment of Adjusted EBITDA targets for 2023).

The Company issued a total of 353,554 shares during the three months ended March 31, 2023 which included an aggregate of 332,227 shares issued in connection with the net settlement of RSUs that vested during the prior year (on December 30, 2022).

7. Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2023	(79.7)	0.3	33.1	(46.3)
Change during the period	1.7	(0.2)	(2.0)	(0.5)
Balance at March 31, 2023	$(78.0)	$0.1	$31.1	$(46.8)

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2022	(71.5)	1.0	26.7	(43.8)
Change during the period	(2.4)	(0.2)	(0.7)	(3.3)
Balance at March 31, 2022	$(73.9)	$0.8	$26.0	$(47.1)

In connection with the issuance of Senior Secured Notes and the entry into an RCF Agreement, on May 19, 2021, the Company terminated all of its interest rate swaps. Accordingly, hedge accounting is no longer applicable. The amounts previously recorded in Accumulated Other Comprehensive Income are amortized into Interest expense over the terms of the hedged forecasted interest payments. Losses reclassified from Accumulated Other Comprehensive Income into Interest expense in the Consolidated Statements of Operations and Income for the three months ended March 31, 2023 and March 31, 2022 amounted to $0.2 million and $0.2 million, respectively.

8. Net Earnings (Loss) per Share

Basic income/(loss) per share (“EPS”) is computed by dividing net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period, including RSUs, using the treasury stock method, and convertible debt or convertible preferred stock, using the if-converted method, unless the inclusion would be anti-dilutive.

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because they were either contingently issuable shares or because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
RSUs	$3,810,367	$695,372

9. Other Finance Income (Expense)

Other finance income (expense) consisted of the following:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Pension interest cost	$(0.8)	$(0.6)
Expected return on pension plan assets	0.9	0.9
	$0.1	$0.3

10. Income Taxes

The effective income tax rate for the three months ended March 31, 2023 and 2022 was (729.2)% and 5.5%, respectively, resulting in a $0.1 million and $0.1 million income tax expense, respectively. The Company’s effective tax rate in both periods was impacted by a net discrete tax expense. Excluding the net discrete tax expense, our effective income tax rate for the three months ended March 31, 2023 and 2022 would have been 23.9% and 0.8%, respectively.

The effective tax rate reported in any given year will continue to be influenced by a variety of factors including the level of pre-tax income or loss, the income mix between jurisdictions, and any discrete items that may occur.

The Company recorded a valuation allowance against all of our deferred tax assets as of both March 31, 2023 and 2022. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

11. Related Parties

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”), (an arranger and lending party under our RCF Agreement) is an affiliate of MIHI LLC, which beneficially owned approximately 11.51% of our common stock as of March 31, 2023. Macquarie UK did not hold any of the Company’s aggregate senior debt at March 31, 2023 or December 31, 2022. Interest expense payable to Macquarie UK for the three months ended March 31, 2023 and 2022 amounted to $0.0 million and $0.0 million, respectively. MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

On December 31, 2021, the Company entered into a consultancy agreement with Richard Weil, the brother of A. Lorne Weil, our Executive Chairman, under which he received a success fee in the amount of $0.1 million for services he provided in connection with our acquisition of Sportech Lotteries, LLC. The success fee was paid during the year ended December 31, 2022. Under the agreement, as extended in November 2022, he will provide consulting services relating to the lottery in the Dominican Republic through to June 30, 2023 at a rate of $10,000 per month and, with respect to such services, the aggregate amount incurred by the Company in consulting fees for each of the three months ended March 31, 2023 and March 31, 2022 was $30,000.

12. Leases

The Company is party to leases with third parties with respect to various gaming machines. Gaming machine leases typically include a lease (of the machine) and a non-lease (provision of software services) component, both of which are included in the amounts disclosed.

The components of lease income were as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)

Profit recognized at commencement date of sales type leases	$0.3	$—
Operating lease income	2.4	1.6
Total	$2.7	$1.6

13. Commitments and Contingencies

Employment Agreements

We are party to employment agreements with our executive officers and other employees of the Company and our subsidiaries which contain, among other terms, provisions relating to severance and notice requirements.

Arrangements with Daniel B. Silvers, former Executive Vice President and Chief Strategy Officer

Effective January 10, 2023, Mr. Silvers stepped down from his position as Executive Vice President and Chief Strategy Officer of the Company. Pursuant to Mr. Silvers’ employment agreement dated December 14, 2016, as amended, Mr. Silvers was entitled to receive a base salary at a rate of $385,000 per year, a target annual bonus of not less than 100% of his base salary and a maximum annual bonus of 200% of his base salary. He was also entitled to reimbursement for private medical insurance and to certain severance benefits.

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

In June 2022, a recovery plan was put in place to eliminate the funding shortfall. The plan expects the shortfall to be eliminated by October 31, 2026. Deficit reduction contributions of 1.1 million and expense contributions of $0.3 million will be payable during the year ending December 31, 2023.

The total amount of employer contributions paid during the three months ended March 31, 2023 amounted to $0.3 million.

The following table presents the components of our net periodic pension benefit:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Components of net periodic pension benefit:
Interest cost	$0.8	$0.6
Expected return on plan assets	(0.9)	(0.9)
Net periodic benefit	$(0.1)	$(0.3)

The following table sets forth the estimate of the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	March 31, 2023	December 31, 2022
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$67.4	$114.7
Interest cost	0.8	2.1
Actuarial loss (gain)	0.2	(35.5)
Benefits paid	(0.7)	(3.5)
Foreign currency translation adjustments	1.9	(10.4)
Benefit obligation at end of period	$69.6	$67.4
Change in plan assets:
Fair value of plan assets at beginning of period	$65.3	$117.7
Actual gain (loss) on plan assets	3.0	(39.1)
Employer contributions	0.3	1.4
Benefits paid	(0.7)	(3.5)
Foreign currency translation adjustments	1.8	(11.2)
Fair value of assets at end of period	$69.7	$65.3
Amount recognized in the consolidated balance sheets:
Overfunded (Unfunded) status (non-current)	$0.1	$(2.1)
Net amount recognized	$0.1	$(2.1)

15. Segment Reporting and Geographic Information

The Company operates its business along four operating segments, which are segregated on the basis of revenue stream: Gaming, Virtual Sports, Interactive and Leisure. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), and total capital expenditures for the periods ended March 31, 2023 and March 31, 2022, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, right of use assets, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions.

Segment Information

Three Months Ended March 31, 2023

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$20.2	$14.9	$6.6	$16.6	$—	$58.3
Product sales	7.2	—	—	0.5	—	7.7
Total revenue	27.4	14.9	6.6	17.1	—	66.0
Cost of sales, excluding depreciation and amortization:
Cost of service	(5.2)	(0.7)	(0.9)	(4.1)	—	(10.9)
Cost of product sales	(5.4)	—	—	(0.4)	—	(5.8)
Selling, general and administrative expenses	(7.3)	(1.3)	(2.4)	(11.1)	(9.3)	(31.4)
Stock-based compensation expense	(0.3)	(0.2)	(0.2)	(0.1)	(2.1)	(2.9)
Acquisition and integration related transaction expenses	—	—	—	—	—	—
Depreciation and amortization	(3.8)	(0.7)	(0.8)	(3.1)	(0.5)	(8.9)
Segment operating income (loss)	5.4	12.0	2.3	(1.7)	(11.9)	6.1

Net operating income						$6.1

Total capital expenditures for the three months ended March 31, 2023	$3.3	$1.1	$1.5	$5.2	$0.5	$11.6

Three Months Ended March 31, 2022

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$21.1	$11.6	$5.3	$19.0	$—	$57.0
Product sales	3.0	—	—	0.6	—	3.6
Total revenue	24.1	11.6	5.3	19.6	—	60.6
Cost of sales, excluding depreciation and amortization:
Cost of service	(4.7)	(0.6)	(1.0)	(5.5)	—	(11.8)
Cost of product sales	(1.8)	—	—	(0.3)	—	(2.1)
Selling, general and administrative expenses	(6.8)	(1.6)	(1.4)	(11.3)	(5.7)	(26.8)
Stock-based compensation expense	(0.3)	(0.1)	(0.1)	(0.2)	(2.1)	(2.8)
Acquisition and integration related transaction expenses	(0.1)	—	—	—	—	(0.1)
Depreciation and amortization	(4.6)	(0.6)	(0.7)	(3.7)	(0.5)	(10.1)
Segment operating income (loss)	5.8	8.7	2.1	(1.4)	(8.3)	6.9

Net operating income						$6.9

Total capital expenditures for the three months ended March 31, 2022	$3.4	$0.9	$1.2	$4.0	$1.2	$10.7

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Total revenue
UK	$49.4	$45.6
Greece	5.6	5.7
Rest of world	11.0	9.3
Total	$66.0	$60.6

UK revenue includes revenue from customers headquartered in the UK, but whose revenue is generated globally.

Geographic information of our non-current assets excluding goodwill is set forth below:

	March 31, 2023	December 31, 2022
	(in millions)
UK	$89.2	$83.2
Greece	6.0	6.7
Rest of world	17.1	17.0
Total	$112.3	$106.9

Software development costs are included as attributable to the market in which they are utilized.

16. Customer Concentration

During the three months ended March 31, 2023, there was one customer that represented at least 10% of the Company’s revenues, accounting for 15% of the Company’s revenues. This customer was served by the Virtual Sports and Interactive segments. During the three months ended March 31, 2022, there was one customer that represented at least 10% of the Company’s revenues, accounting for 12% of the Company’s revenues. This customer was served by the Virtual Sports and Interactive segments.

At March 31, 2023 no customers represented at least 10% of the Company’s accounts receivable. At December 31, 2022, there was one customer that represented at least 10% of the Company’s accounts receivable, accounting for 24% of the Company’s accounts receivable.

17. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On April 10, 2023, the Company’s Board of Directors adopted the 2023 Omnibus Incentive Plan (the “2023 Plan”), subject to the approval of our stockholders, which was obtained at the Company’s annual meeting of stockholders held on May 9, 2023. The 2023 Plan authorizes a total of 2,700,000 shares to be issued pursuant to awards and will also replace the Company’s predecessor plan (the 2021 Plan) such that shares available for grant under the 2021 Plan would instead be available for grant under the 2023 Plan. Upon approval of the 2023 Plan, the sign-on RSUs previously disclosed for Messrs. Weil and Pierce as part of amendments to their employment contracts in January 2023 were effective (comprising an aggregate of 250,000 performance-based RSUs and 125,000 stock price-based RSUs).

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

Forward-Looking Statements

We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For definitions of the term Forward-Looking Statements, see the definitions provided in the Cautionary Note Regarding Forward-Looking Statements at the start of this Quarterly Report on Form 10-Q for the period ended March 31, 2023.

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

For the three months ended March 31, 2023, we derived approximately 75% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), 8% from Greece, and the remaining 17% across the rest of the world. During the three months ended March 31, 2022, we derived approximately 75%, 10% and 15% of our revenue from those regions, respectively.

As of March 31, 2023, our non-current assets (excluding goodwill) were attributable as follows: 80% to the UK, 5% to Greece and 15% across the rest of the world.

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

During the three months ended March 31, 2023 and March 31, 2022, we derived approximately 25% of our revenue from sales to customers outside the UK.

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

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the periods ended March 31, 2023 and March 31, 2022, the average GBP:USD rates were for the three-month period 1.21 and 1.34, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three-month period ended March 31, 2023, compared to the same period in 2022; and

●	a discussion and analysis of the results of operations for each of the Company’s segments (Gaming, Virtual Sports, Interactive and Leisure) for the three-month periods ended March 31, 2023, compared to the same period in 2022, including KPI analysis.

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

Overall Company Results

All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

Three Months ended March 31, 2023, compared to Three Months ended March 31, 2022

			Variance
(In millions)	For the Three-Month Period ended		2023 vs 2022
	March 31, 2023	March 31, 2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$58.3	$57.0	$(6.1)	$7.4	12.9%	2.3%
Product	7.7	3.6	(0.8)	4.9	135.2%	113.8%
Total revenue	66.0	60.6	(6.8)	12.2	20.2%	8.9%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(10.9)	(11.8)	1.1	(0.3)	2.2%	(7.3)%
Cost of Product	(5.8)	(2.1)	0.6	(4.3)	203.8%	175.7%
Selling, general and administrative expenses	(31.4)	(26.8)	3.3	(7.8)	29.4%	17.2%
Stock-based compensation	(2.9)	(2.8)	0.3	(0.5)	16.3%	4.2%
Acquisition and integration related transaction expenses	-	(0.1)	-	0.1	(100.0)%	(100.0)%
Depreciation and amortization	(8.9)	(10.1)	0.9	0.4	(3.7)%	(12.3)%
Net operating Income (Loss)	6.1	6.9	(0.7)	(0.1)	(0.9)%	(10.9)%
Other income (expense)
Interest expense, net	(6.3)	(6.5)	0.7	(0.5)	7.0%	(3.3)%
Profit on disposal of trade & assets	-	0.9	(0.0)	(0.9)	N/A	N/A
Other finance income (expense)	0.1	0.3	(0.0)	(0.2)	(66.0)%	(69.3)%
Total other income (expense), net	(6.2)	(5.3)	0.7	(1.6)	29.4%	17.1%
Net Income (loss) from continuing operations before income taxes	(0.1)	1.6	(0.0)	(1.6)	(100.2)%	(105.8)%
Income tax expense	(0.1)	(0.1)	(0.0)	0.0	(0.3)%	4.6%

Net Income (Loss)	$(0.2)	$1.5	$(0.0)	$(1.6)	(105.9)%	(112.2)%

Exchange Rate - $ to £	1.21	1.34

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue

Consolidated Reported Revenue by Segment

●	There was no VAT-related revenue for the three-months ended March 31, 2023. For the three-months ended March 31, 2022 VAT-related revenue was $0.9 million.

“VAT-related revenue” are payments from UK customers related to our contractual revenue share of their value-added tax rebate.

For the three months ended March 31, 2023, revenue on a functional currency (at constant rate) basis increased by $12.2 million, or 20%.

For the three-month period, Gaming service revenue grew by $1.3 million predominantly due to an increase in UK markets of $1.4 million. Gaming Product revenue increased by $4.9 million predominately due to UK product sales. Virtual Sports and Interactive grew by $4.9 million and $2.0 million, respectively, with $4.6 million of the Virtuals Sports increase from Online and $0.3 million from Retail. Interactive growth was driven by revenue growth in the UK, US and Canada. These increases were offset by Leisure service revenue reduction of $0.8 million predominately driven by the reduction in the number of machines operated in the Pubs sector primarily due to the structured withdrawal of non-core low-margin amusement and prize vend machines as recognized in the third quarter of 2022 as well as the reduction in the number of gaming machines.

Cost of Sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, for the three months ended March 31, 2023, increased by $4.6 million, or 33%. The increase was driven a $4.3 million increase in cost of product, predominately driven by the increase in Product sales.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2023 increased by $7.8 million, or 29%.

The increase was driven primarily by the costs of group restructure of $2.9 million (removed from Adjusted EBITDA), an increase in non-staff costs of $3.0 million, of which the largest proportion was driven by exhibition costs of $0.8 million that were not incurred in the prior period, and an increase in staff cost of $2.0 million, driven by an increase in heads predominantly from an investment in the technology and commercial areas of our business.

Stock-based compensation

During the three months ended March 31, 2023, the Company recorded expenses of $2.9 million compared to expenses of $2.8 million for the three months ended March 31, 2022. All expenses were related to outstanding awards. The three months ended March 31, 2023 included an expense of $0.7 million relating to the group restructure.

Depreciation and amortization

Depreciation and amortization decreased for the three-month period by $0.4 million. This was driven by Gaming and Leisure with reductions of $0.4 million and $0.3 million, respectively due to assets being fully written down, partly offset by $0.2 million increases in both Virtual Sports and Interactive depreciation and amortization expenses.

Net operating income/(loss)

During the three-month period, net operating income was $6.1 million, a decrease of $0.1 million compared to the prior year period. The decrease was attributable primarily to the increase in Selling, general and administrative expenses and in Stock-based compensation (including the cost of group restructure). This was partially offset by the increase in gross margin as well as the decrease in depreciation and amortization expenses.

Net Income/ (loss)

For the three-months ended March 31, 2023 net loss was $0.2 million, compared to a net income of $1.5 million in the prior period. The $1.6 million decline year-over-year, was primarily due to the cost of group restructure driving the decline in net operating income, an increase in interest expense, net of $0.5 million, due to $0.4 million increase in charges relating to a discounted unwind on provisions for dilapidations linked to various properties, as well as decreases in other finance income of $0.2 million and gain on disposal of trade and assets of $0.9 million compared to the prior year period.

Deferred Tax

We recorded a valuation allowance against all of our deferred tax assets as of both March 31, 2023, and March 31, 2022. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Segment Results (for the three months ended March 31, 2023, compared to the three months ended March 31, 2022)

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

Gaming, Key Performance Indicators

All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

	For the Three-Month Period ended		Variance
	March 31,	March 31,	2023 vs 2022
Gaming	2023	2022		%

End of period installed base (# of terminals) (2)	34,811	34,501	310	0.9%
Total Gaming - Average installed base (# of terminals) (2)	34,878	34,693	185	0.5%
Participation - Average installed base (# of terminals) (2)	30,793	31,420	(627)	(2.0)%
Fixed Rental - Average installed base (# of terminals)	4,085	3,273	812	24.8%
Service Only - Average installed base (# of terminals)	14,160	17,915	(3,754)	(21.0)%
Customer Gross Win per unit per day (1) (2)	£96.1	£86.7	£9.4	10.9%
Customer Net Win per unit per day (1) (2)	£70.0	£63.2	£6.8	10.8%
Inspired Blended Participation Rate	5.8%	5.6%	0.2%	3.6%
Inspired Fixed Rental Revenue per Gaming Machine per week	£47.4	£42.9	£4.5	10.5%
Inspired Service Rental Revenue per Gaming Machine per week	£5.0	£4.6	£0.4	8.8%
Gaming Long term license amortization (£’m)	£0.8	£1.2	£(0.4)	(34.4)%
Number of Machine sales	688	319	369	115.7%
Average selling price per terminal	£7,880	£6,775	£1,105	16.3%

(1)	Includes all SBG terminals in which the Company takes a participation revenue share across all territories.

(2)	Includes circa 2,500 of lottery terminals where the share is on handle instead of net win.

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

Gaming, Recurring Revenue

All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

	For the Three-Month Period ended		Variance
	March 31,	March 31,	2023 vs 2022
(In £ millions)	2023	2022		%
Gaming Recurring Revenue
Total Gaming Revenue	£22.6	£18.0	£4.6	25.7%

Gaming Participation Revenue	£11.5	£10.3	£1.2	11.7%
Gaming Other Fixed Fee Recurring Revenue	£3.6	£3.0	£0.6	19.9%
Gaming Project Recurring Revenue	£0.2	£0.2	£0.0	20.1%
Gaming Long-term license amortization	£0.8	£1.2	£(0.4)	(34.4)%
Total Gaming Recurring Revenue *	£16.1	£14.7	£1.4	9.7%
Gaming Recurring Revenue as a % of Total Gaming Revenue †	71.2%	81.6%	(10.4)%

Total Gaming excluding VAT-related revenue	£22.6	£17.3
Gaming Recurring Revenue as a % of Total Gaming Revenue (excluding VAT-related revenue)	71.2%	84.9%

Set forth below is a breakdown of our Gaming recurring revenue. Gaming recurring revenue principally consists of Gaming participation revenue and fixed rental revenue.

*	Does not reflect VAT-related revenue.

†	Total Gaming Revenue for the three-month period ended March 31, 2023 has no VAT-related revenue, for the three-month period ended March 31, 2022, includes £0.7 million of VAT-related revenue, which is not reflected in Gaming Recurring Revenue for that period. Excluding VAT-related revenue, Gaming Recurring Revenue was 69% and 85%, respectively of Total Gaming Revenue for such period.

Note – For the three-months ending March 31, 2022, there has been some recharacterization between Gaming Participation Revenue and Other Fixed fee revenue to ensure consistency with similar items across the Group.

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

All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

	For the Three-Month Period ended		Variance
(In millions)	March 31, 2023	March 31, 2022	2023 vs 2022		Total Functional Currency %

Service Revenue:
UK LBO	$9.7	$10.2	$(0.4)	(4.4)%	5.7%
UK VAT - Related Income	-	0.9	$(0.9)	(100.0)%	(100.0)%
UK Other	3.4	3.0	0.4	13.5%	25.6%
Italy	0.8	0.7	0.2	23.1%	36.0%
Greece	4.3	4.8	(0.6)	(11.6)%	(2.2)%
Rest of the World	0.6	0.2	0.4	194.7%	228.1%
Lotteries	1.4	1.3	0.1	8.9%	20.2%

Total Service revenue	$20.2	$21.1	$(0.8)	(4.0)%	6.0%
Exchange Rate - $ to £	1.21	1.34

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming, key events

Total Gaming Customer Gross Win per unit per day (in our functional currency, GBP) for the three-months ended March 31, 2023, increased by £9.4, or 11%, to £96.1. The increase was driven by a combination of new content in the UK LBO and Greek markets, removal of all remaining COVID-19 restrictions in Greece, and some shop redistribution of revenue from low performing venue closures in the UK LBO market.

The new “Vantage” terminal, 200 of which have now been on trial for 45 weeks across two major customers, showed 13% growth compared to the current estate terminals. The full rollout of 6,500 “Vantage” terminals into these two major customers is expected to be complete by the end of 2023.

The overall participation rate for our installed base increased to 5.8% for the three months ended March 31, 2023 from 5.6% for the three months ended March 31, 2022. The increase was driven by a shift in customer mix.

In the Non-LBO UK gaming estate, Inspired recorded outright sales of 200 “Flex” terminals to a major customer during the three-month period, delivering revenue of $2.0 million. The new terminals were a combination of replacement and new venue installs. In addition to the product sale component, these new terminals generate additional recurring rental fees. Inspired also delivered the first significant sales volume of the “Community Cops & Robbers” triple player product.

During the first quarter of 2023, Inspired agreed to refresh the Greek estate with 2,000 new “Valor” and 500 new “Vantage” terminals. These terminals are expected to be delivered by the end of 2023 which are expected to be installed into venues during the early part of 2024.

In the North American market, Inspired recorded service revenue in Illinois from 475 game pack sales, the first of this type. Each game pack includes seven new titles, two of which were delivered in the first quarter of 2023 and the remainder by the end of 2023.

Gaming, Results of Operations

All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

			Variance
(In millions)	For the Three-Month Period ended		2023 vs 2022
	March 31, 2023	March 31, 2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$20.2	$21.1	$(2.1)	$1.3	6.0%	(4.0)%
Product	7.2	3.0	$(0.7)	$4.9	163.7%	139.7%
Total revenue	27.4	24.1	(2.9)	6.2	25.7%	13.8%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(5.2)	(4.7)	$0.6	(1.0)	22.4%	9.6%
Cost of Product	(5.4)	(1.8)	$0.6	(4.2)	232.7%	202.5%
Total cost of sales	(10.6)	(6.5)	1.1	(5.2)	81.0%	62.7%

Selling, general and administrative expenses	(7.3)	(6.8)	$0.7	(1.2)	17.9%	7.1%

Stock-based compensation	(0.3)	(0.3)	$0.0	(0.0)	10.4%	0.0%

Acquisition and integration related transaction expenses	-	(0.1)	-	0.1	N/A	N/A

Depreciation and amortization	(3.8)	(4.6)	$0.4	0.4	(8.8)%	(17.4)%

Net operating Income (Loss)	$5.4	$5.8	$(0.7)	$0.3	1.6%	(5.7)%

Profit on disposal of trade & assets	-	0.9	-	(0.9)	N/A	N/A

Net Income (Loss)	$5.4	$6.7	$(0.7)	$(0.6)	(11.9)%	(18.6)%

Exchange Rate - $ to £	1.21	1.34

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

Gaming Revenue

During the three-month period, Gaming revenue increased by $6.2 million, or 26%. This was driven by a $1.3 million increase in Service revenue and a $4.9 million increase in Product revenue.

The increase in Gaming Service revenue was driven by $1.4 million from the UK market, $0.7 million from the rest of the world and $0.3 million from Lotteries. This was partially offset by lower VAT-related revenue of $0.9 million.

Product revenue increase was primarily driven by higher Product sales of $4.5 million of UK sales and $0.5 million of mainland Europe sales.

Gaming Operating Income

Operating income increased for the three-month period by $0.3 million. This increase was primarily due to the increase in revenues of $6.2 million and decrease in depreciation of $0.4 million. This was offset by an increase in cost of sales of $5.2 million and increase of $1.2 million in SG&A, driven by exhibition costs that were not incurred in the prior year.

Gaming Net Income

For the three-month period, Net income decreased by $0.6 million. This was due to the increase in Operating income, offset by the $0.9 million profit from the disposal of trade and assets from the sale of part of the Italian VLT operations in prior year.

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

Virtual Sports, Key Performance Indicators

All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

	For the Three-Month Period ended		Variance
	March 31,	March 31,	2023 vs 2022
Virtuals	2023	2022		%

No. of Live Customers at the end of the period	58	62	(4)	(6.5)%
Average No. of Live Customers	58	62	(4)	(5.9)%
Total Revenue (£’m)	£12.3	£8.7	£3.6	41.5%
Total Revenue £’m - Retail	£2.6	£2.4	£0.2	10.0%
Total Revenue £’m - Online Virtuals	£9.7	£6.3	£3.4	53.5%

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

All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

	For the Three-Month Period ended		Variance
	March 31,	March 31,	2023 vs 2022
(In £ millions)	2023	2022		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£12.3	£8.7	£3.6	42.0%

Recurring Revenue - Retail Virtuals	£2.6	£2.2	£0.3	14.9%
Recurring Revenue - Online Virtuals	£9.6	£6.1	£3.4	56.0%
Total Virtual Sports Long-term license amortization	£0.1	£0.2	£(0.1)	(65.1)%
Total Virtual Sports Recurring Revenue	£12.2	£8.5	£3.7	43.0%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	98.9%	98.3%	0.7%

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

Virtual Sports, key events

During the period, we launched a full suite of games including V-Play Soccer™ and V-Play Basketball™ in Ontario with multiple operators and V-Play Tie-Break Tennis™ with bet365. We launched Online Virtuals via the VPP platform in Turkey with Milli Piyango, in partnership with leading operator SisalSans.

We signed a new contract and went live with Mozzarbet for V-Play Plug & Play™ in three new African territories.

We launched two new products, Virtual Motor Racing and U.S Horses into Entain’s U.K. retail estate. We also launched V-Play Horses™ with Eurobet in Italy.

We have also announced a new partnership with Aristocrat Gaming™ to bring a new virtual sports experience to football fans worldwide through their global licensing agreement with the National Football League (NFL).

Virtual Sports, Results of Operations

All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

			Variance
(In millions)	For the Three-Month Period ended		2023 vs 2022
	March 31, 2023	March 31, 2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$14.9	$11.6	$(1.6)	$4.9	42.0%	28.7%

Cost of Service	(0.7)	(0.6)	0.1	(0.2)	38.2%	22.3%

Selling, general and administrative expenses	(1.3)	(1.6)	0.2	0.1	(7.1)%	(17.5)%

Stock-based compensation	(0.2)	(0.1)	0.0	(0.1)	120.7%	100.0%

Depreciation and amortization	(0.7)	(0.6)	0.1	(0.2)	28.8%	16.7%

Net operating Income (Loss)	$12.0	$8.7	$(1.2)	$4.5	51.4%	37.7%

Exchange Rate - $ to £	1.21	1.34

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

Virtual Sports revenue

During the three-month period, revenue increased by $4.9 million, or 42%. This increase was driven by a $4.6 million increase in Online Virtuals, primarily driven by the growth from our existing online customers along with expanding jurisdictions, as well as increases in Retail Virtuals of $0.3 million.

Virtual Sports operating income

Operating income increased by $4.5 million in the three-month period. This increase was primarily due to the increase in revenue of $4.9 million, partly offset by an increase of $0.2 million in cost of sales and an increase in depreciation and amortization of $0.2 million.

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

Interactive, Key Performance Indicators

All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

	For the Three-Month Period ended		Variance
	March 31,	March 31,	2023 vs 2022
Interactive	2023	2022		%

No. of Live Customers at the end of the period	138	112	26	23.2%
Average No. of Live Customers	135	111	25	22.3%
No. of Games available at the end of the period	271	242	29	12.0%
Average No. of Games available	270	239	31	13.0%
No. of Live Games at the end of the period	247	242	5	2.1%
Average No. of Live Games	246	239	7	2.9%
Total Revenue (£’m)	£5.4	£3.9	£1.5	38.2%

In the table above:

“No. of Live Customers at the end of the period” and “Average No. of Live Customers” represent the number of customers from which there is Interactive revenue at the end of the period and the average number of customers from which there is Interactive revenue during the period, respectively.

“No. of Games available at the end of the period” and “Average No. of Games available” represents the number of games that are available for operators to deploy at the end of the period (including inactive legacy games still available and inactive new games that are available but have not yet gone live with any operators) and the average number of games that are available for operators to deploy during the period, respectively. This incorporates both live games and inactive games.

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

Interactive, key events

During the period ended March 2023, we went live with seven new operators, including 32Red, AGLC and theScore. In addition, we entered new markets with five operators, including The Stars Group in Italy and bet365 in Spain.

During the period we deployed five new games, including a new online game with the Terminator™ licensed brand. Our B2B Game software permit was approved in Sweden, permitting us to continue to deploy iGaming and Virtual Sports software in the country. We also signed a contract with Alchemybet to build a new Slingo Gold Cash Free Spins.

Subsequent to the period end, we launched iGaming content with Fanduel in Michigan.

Interactive, Results of Operations

All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

			Variance
(In millions)	For the Three-Month Period ended		2023 vs 2022
	March 31, 2023	March 31, 2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$6.6	$5.3	$(0.7)	$2.0	38.2%	24.5%

Cost of Service	(0.9)	(1.0)	0.1	0.0	(1.9)%	(11.1)%

Selling, general and administrative expenses	(2.4)	(1.4)	0.2	(1.2)	87.7%	69.5%

Stock-based compensation	(0.2)	(0.1)	0.0	(0.1)	122.1%	100.0%

Depreciation and amortization	(0.8)	(0.7)	0.1	(0.2)	26.9%	14.3%

Net operating Income (Loss)	$2.3	$2.1	$(0.3)	$0.5	24.3%	11.4%

Exchange Rate - $ to £	1.21	1.35

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

Interactive revenue

During three-month period, revenue increased by $2.0 million, or 38%, primarily driven by revenue growth in the UK, US and Canada due to the consistent launch of new content across the estate and increased promotional activity through exclusive deals with tier-one customers.

Interactive operating income

Operating income for the three-month period increased by $0.5 million. This increase was driven by the increase in revenue, partially offset by a $1.2 million increase in SG&A expenses driven by exhibition costs that were not incurred during the prior year period as well and increase in staff costs due to an investment in new technology and commercial heads.

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

Leisure, Key Performance Indicators

All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

	For the Three-Month Period ended		Variance
	March 31,	March 31,	2023 vs 2022
Leisure	2023	2022		%

End of period installed base Gaming machines (# of terminals)	10,811	11,060	(249)	(2.3)%
Average installed base Gaming machines (# of terminals)	10,821	11,248	(426)	(3.8)%
End of period installed base Other (# of terminals)	4,546	6,356	(1,810)	(28.5)%
Average installed base Other (# of terminals)	4,519	6,524	(2,005)	(30.7)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	6,028	6,326	(297)	(4.7)%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	499	1,720	(1,221)	(71.0)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	3,089	3,189	(100)	(3.1)%
Inspired Leisure Revenue per Gaming Machine per week	£66.4	£64.2	£2.2	3.4%
Inspired Pub Digital Revenue per Gaming Machine per week	£70.3	£66.1	£4.2	6.4%
Inspired Pub Analogue Revenue per Gaming Machine per week	£36.8	£39.2	£(2.4)	(6.1)%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£89.4	£87.3	£2.1	2%
Inspired Other Revenue per Machine per week	£20.1	£20.2	£(0.1)	(0.4)%

Total Holiday Parks Revenue (Gaming and Non Gaming) (£’m)	£2.9	£2.5	£0.4	14.9%

(1)	Motorway Service Area machines

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

Leisure, key events

During the three months ended March 31, 2023 we successfully installed 370 machines (a mixture of Amusement and Gaming) and commenced operations at holiday park operator Butlins in Bognor Regis with initial performance being strong. Holiday Parks performance across all other sites has been strong in the quarter.

In the Pubs business we signed a new 4-year agreement with Stonegate Group, one of the largest UK operators of Pubs in the managed, leased and tenanted sectors.

Our Prismatic Cat C estate saw the release of Bonus Fruits, Burning Hot Deluxe and Bullion Bars Pub edition. Our Prismatic performance is the number one cabinet and product across UK Pubs.

In the Bingo sector we deployed sixty new Prismatic Fortune community machines to 15 Mecca Bingo sites nationwide in the UK as well as released new content Clockwork Orange Fortune Community.

Performance was strong in the quarter across our MSA estate, with successful launches of Anubis Gold and Super Bonus Joker Free Spins. One of our largest customers, Moto completed major AGC refurbishments and new layouts at two of its highest revenue earning sites (Medway and Thurrock) which included investment in Flex and Prismatic machines.

Leisure, Results of Operations

All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

			Variance
(In millions)	For the Three-Month Period ended		2023 vs 2022
	March 31, 2023	March 31, 2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$16.6	$19.0	$(1.6)	$(0.8)	(4.0)%	(12.9)%
Product	0.5	0.6	(0.1)	(0.0)	(3.1)%	(12.2)%
Total revenue	17.1	19.6	(1.7)	(0.8)	(3.9)%	(12.8)%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(4.1)	(5.5)	0.4	1.0	(18.3)%	(25.3)%
Cost of Product	(0.4)	(0.3)	0.0	(0.1)	24.1%	21.7%
Total cost of sales	(4.5)	(5.8)	0.4	0.9	(16.2)%	(22.9)%

Selling, general and administrative expenses	(11.1)	(11.3)	1.1	(0.9)	7.9%	(2.2)%

Stock-based compensation	(0.1)	(0.2)	0.0	0.1	(44.9)%	(50.0)%

Depreciation and amortization	(3.1)	(3.7)	0.3	0.3	(7.7)%	(16.2)%

Net operating Income (Loss)	(1.7)	(1.4)	$0.1	$(0.4)	24.9%	16.3%

Exchange Rate - $ to £	1.21	1.34

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

Leisure Revenue

For the three-month period, revenue decreased by $0.8 million, primarily due to the structured withdrawal of non-core low-margin amusement and prize vend machines as recognized in the third quarter of 2022 as well as the reduction in the number of gaming machines.

Service revenue decreased by $0.8 million, driven by the decline in Pubs of $1.0 million and Bingo Halls of $0.3 million, partly offset by the increase in Holiday parks of $0.5 million.

Leisure Operating Income/ (Loss)

Operating loss for the three-month period was a loss of $1.7 million compared to a loss of $1.4 million during the prior year period. This was primarily due to the decrease in revenue driven by the decline in the Pubs business and the increase in SG&A expenses driven by the increase in headcount from the investment in technology and service areas of the business as well as exhibitions costs that were not incurred in the prior year period. This was partially offset by a decrease in cost of sales of $0.9 million and a decrease in depreciation and amortization of $0.3 million.

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

Reconciliation to Adjusted EBITDA by segment for the Three Months ended March 31, 2023

All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

	For the Three-Month Period ended
	March 31,
(In millions)	2023
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$(0.2)	$5.4	$12.0	$2.3	$(1.7)	$(18.2)

Items Relating to Legacy Activities:
Pension charges (1)	0.2					0.2

Items outside the normal course of business:
Costs of group restructure (3)	3.0					3.0

Stock-based compensation expense (4)	2.9	0.3	0.2	0.2	0.1	2.1

Depreciation and amortization (4)	8.9	3.8	0.7	0.8	3.1	0.5
Interest expense net (4)	6.3					6.3
Other finance expenses / (income) (4)	(0.1)					(0.1)
Income tax (4)	0.1					0.1
Adjusted EBITDA	$21.1	$9.5	$12.9	$3.3	$1.5	$(6.1)

Adjusted EBITDA	£17.4	£7.8	£10.5	£2.7	£1.3	£(5.1)

Exchange Rate - $ to £ (5)	1.21

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Three Months ended March 31, 2022

All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

	For the Three-Month Period ended
	March 31,
(In millions)	2022
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$1.5	$6.7	$8.7	$2.1	$(1.4)	$(14.5)

Items Relating to Legacy Activities:
Pension charges (1)	0.1					0.1

Items outside the normal course of business:
Acquisition and integration related transaction expenses (2)	0.1	0.1				-

Stock-based compensation expense (4)	2.8	0.3	0.1	0.1	0.2	2.1

Depreciation and amortization (4)	10.1	4.6	0.6	0.7	3.7	0.5
Interest expense net (4)	6.5					6.5
Profit on disposal of business (6)	(0.9)	(0.9)				-
Other finance expenses / (income) (4)	(0.3)					(0.3)
Income tax (4)	0.1					0.1
Adjusted EBITDA	$20.1	$10.8	$9.4	$2.9	$2.5	$(5.5)

Adjusted EBITDA	£15.0	£8.1	£7.1	£2.1	£1.8	£(4.1)

Exchange Rate - $ to £ (5)	1.34

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Notes to Adjusted EBITDA reconciliation tables above:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.

(2)	Acquisition and integration related transaction expenses, are as described above in the Results of Operations line item discussions.

(3)	“Costs of group restructure” include redundancy costs, Payments In Lieu of Notice costs and any associated employer taxes. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs.

(4)	Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(5)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

(6)	“Profit on disposal of trade & assets” — In January 2022, the Company sold its Italian VLT business, including all terminals and other assets, staff costs and facilities and contracts to a non-connected party, recognizing a profit on this disposal.

Liquidity and Capital Resources

Three Months ended March 31, 2023, compared to Three Months ended March 31, 2022

All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

	Three Months ended		Variance
(in millions)	Mar 31,	Mar 31,
	2023	2022	2023 to 2022
Net (loss)/profit	$(0.2)	$1.5	$(1.7)
Amortization of debt fees	0.3	0.4	(0.1)
Change in fair value of derivative liabilities and stock-based compensation expense	3.1	3.0	0.1
Depreciation and amortization (incl RoU assets)	9.4	10.8	(1.4)
Other net cash generated/(utilized) by operating activities	2.2	(10.6)	12.8
Net cash provided by operating activities	14.8	5.1	9.7

Net cash used in investing activities	(11.5)	(10.9)	(0.6)
Net cash used by financing activities	(0.5)	(0.1)	(0.4)
Effect of exchange rates on cash	0.0	(1.1)	1.1
Net increase/(decrease) in cash and cash equivalents	$2.8	$(7.0)	$9.8

Net cash provided by operating activities

For the three months ended March 31, 2023, net cash inflow provided by operating activities was $14.8 million, compared to a $5.1 million inflow for the three months ended March 31, 2022, representing a $9.7 million increase in cash generation from operating activities. This increase was driven primarily through improved working capital levels with the three months ended March 31, 2023 benefitting from favorable receipts due to the timing of sales and the three months ended March 31, 2022 showing significant inventory increases after the Company made the strategic decision to secure components and protect sales in a challenging global supply chain market.

Depreciation and amortization decreased by $1.4 million, to $9.4 million, with reductions of $1.0 million in machine depreciation and $0.2million for both amortization of intangible assets and amortization of right of use assets.

Other net cash generated/(utilized) by operating activities increased by $12.8 million, to a $2.2 million inflow. The relative movements between the three months ended March 31, 2023 and the three months ended March 31, 2022 resulted in a $10.6 million increase from receivables due to timing of sales, a $7.3 million inventory increase due to a smaller rise in inventory in the three months ended March 31, 2023 compared to the prior year when the Company made the strategic decision to secure components and protect sales in a challenging global supply chain market and a $3.4 million favorable movement in payroll and trading taxes. This was partly offset by an $8.3 million adverse movement in accounts payable due to timing and the prior year movement being impacted by the increase in inventory levels.

Net cash used in investing activities

Net cash utilized in investing activities increased by $0.6 million, to $11.5 million during the three months ended March 31, 2023. This was driven by higher spend on plant, property and equipment (a $0.8 million increase compared to 2022 offset by a $0.4 million reduction of spend on capitalized software.

Net cash (used)/generated by financing activities

During the three months ended March 31, 2023, net cash utilized by financing activities was $0.5 million relating to finance lease spend. During the three months ended March 31, 2022, net cash utilized by financing activities was $0.1 million relating to finance lease spend.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of March 31, 2023, we had liquidity consisting of $27.8 million in cash and cash equivalents and a further $24.7 million of undrawn revolver facility. This compares to $40.8 million of cash and cash equivalents as of March 31, 2022, with a further $26.3 million of revolver facilities undrawn. We had a working capital inflow of $2.2 million for the three months ended March 31, 2023, compared to a $10.6 million outflow for the three months ended March 31, 2022.

The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization as well as the seasonality evident in some of the businesses. In periods with minimal machine volumes and capital spend, our working capital is typically more stable. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are typically higher and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Some of our business operations require cash to be held within the machines. As of March 31, 2023, $5.5 million of our $27.8 million of cash and cash equivalents were held as operational floats within the machines. At March 31, 2022, $4.9 million of our $40.8 million of cash and cash equivalents were held as operational floats within the machines

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through May 2024.

Long Term and Other Debt

All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

(In millions)	March 31, 2023		March 31, 2022
Cash held	£22.5	$27.8	£31.0	$40.8
Original principal senior debt	(235.0)	(290.6)	(235.0)	(309.3)
Cash interest accrued	(6.1)	(7.6)	(6.1)	(8.1)
Finance lease creditors	(1.4)	(1.7)	(2.0)	(2.7)
Total	£(220.0)	$(272.1)	£(212.2)	$(279.3)

Debt Covenants

Under our debt facilities in place as of March 31, 2023, we are not subject to covenant testing on the Senior Secured Notes. We are, however, subject to covenant testing at the level of Inspired Entertainment Inc., the ultimate holding company, on our Super Senior Revolving Credit Facility which requires the Company to maintain a maximum consolidated senior secured net leverage ratio of 6.0x on March 31, 2022, stepping down to 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Financial Covenant does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at March 31, 2023 showed covenant compliance with a net leverage of 2.6x.

There were no breaches of the debt covenants in the periods ended March 31, 2023 or March 31, 2022.

Liens and Encumbrances

As of March 31, 2023, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Share Repurchases

The Board of Directors has authorized that the Company may use up to $25.0 million to repurchase Inspired shares of common stock, subject to repurchases being effected on or before May 10, 2025. Management has discretion as to whether to repurchase shares of the Company. There were no repurchases in the three months ended March 31, 2023 but at this point an aggregate of $10.5 million of our shares of common stock had been repurchased.

Contractual Obligations

As of March 31, 2023, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in millions)	Total	1 yr	1-3 years	3-5 years	5 yrs
Operating activities
Interest on long term debt	$80.1	$22.9	$45.7	$11.5	$-

Financing activities
Senior bank debt - principal repayment	290.6	-	-	290.6	-
Finance lease payments	1.7	0.5	1.2	-	-
Operating lease payments	8.4	2.8	3.1	1.1	1.4
Interest on non-utilization fees	0.9	0.3	0.6	-	-
Total	$381.7	$26.5	$50.6	$303.2	$1.4

Off-Balance Sheet Arrangements

As of March 31, 2023, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

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

Interest Rate Risk

Following the Company’s refinancing of its debt in May 2021, the external borrowings of £235.0 million ($290.6 million) are provided at a fixed rate. Therefore, movements in rates such as LIBOR do not impact on the current borrowings and the only fluctuation that is expected to be reported will be that solely caused by movements in the exchange rates between the Company’s functional currency and its reporting currency.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. To estimate our foreign currency exchange rate risk, we identify material Euro and US Dollar trading and balance sheet amounts and recalculate the result using a 10% movement in the GBP:US Dollar exchange rate. For the trading figures the 10% movement is based on the average exchange rate throughout the reported period and for the balance sheet figures the 10% movement is based on the exchange rate used at March 31, 2023.

Excluding intercompany balances, our Euro functional currency net assets total approximately $8.6 million, and our US Dollar functional currency net assets total approximately $4.1 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of March 31, 2023, would result in favorable translation adjustments of approximately $0.8 million and $0.4 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained gains from Euro based entities earned in Euros and retained losses from USD based entities earned in US Dollars in the three months ended March 31, 2023, were €3.1 million and $5.6 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of March 31, 2023, would result in translation adjustments of approximately $0.3 million favorable and $0.5 million unfavorable, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results unfavorably by approximately $0.2 million and would result in unfavorable translation adjustments of approximately $6.4 million, recorded in other comprehensive loss.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023, due to the material weaknesses described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023. Management has redesigned existing controls and is implementing additional controls designed to remediate these material weaknesses; however, these controls have not operated effectively over a sufficient period of time in order to conclude that the material weaknesses have been fully remediated.

Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Other than the control changes to remediate the identified material weaknesses, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business is subject to a high degree of risk. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022. You should carefully read and assess all of these risk factors. Any of these risks could materially and adversely affect our business, operating results, financial condition and prospects, and cause the value of our common stock to decline, which could cause investors in our common stock to lose all or part of their investments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1#*	Forms of Award Terms for fiscal year 2023 under the Inspired Entertainment, Inc. 2021 Omnibus Incentive Plan (Time-Based Award Terms and Performance-Based Award Terms).
10.2#	Second Addendum, dated January 12, 2023, to the Employment Agreement dated October 9, 2020, as amended, by and between the Company and A. Lorne Weil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on January 17, 2023).
10.3#	Second Addendum, dated January 13, 2023, to the Employment Agreement dated February 17, 2020, as amended, by and between the Company and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on January 17, 2023).
10.4#	Separation and Release Agreement, dated January 10, 2023, between the Company and Daniel B. Silvers (incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 16, 2023).
10.5#*	Grant Agreements (Time-Based Agreement and Performance-Based Agreement), dated February 14, 2023, between the Company and Daniel B. Silvers.
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: May 10, 2023		/s/ A. Lorne Weil
	Name:	A. Lorne Weil
	Title:	Executive Chairman
(Principal Executive Officer)

Date: May 10, 2023		/s/ Stewart F.B. Baker
	Name:	Stewart F.B. Baker
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

