Form 10-Q
period 2023-06-30
Inspired Entertainment, Inc.
filed 2023-08-11
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, there were 26,336,586 shares of the Company’s common stock issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$42.1	$25.0
Accounts receivable, net	39.1	40.5
Inventory	48.0	31.0
Prepaid expenses and other current assets	32.6	32.1
Total current assets	161.8	128.6

Property and equipment, net	48.2	44.7
Software development costs, net	39.2	34.8
Other acquired intangible assets subject to amortization, net	14.7	14.7
Goodwill	78.0	73.9
Operating lease right of use asset	7.7	8.3
Other assets	3.9	3.4
Total assets	$353.5	$308.4

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$47.5	$54.2
Corporate tax and other current taxes payable	12.1	9.3
Deferred revenue, current	31.1	4.8
Operating lease liabilities	2.9	2.8
Other current liabilities	3.8	3.6
Total current liabilities	97.4	74.7

Long-term debt	294.0	277.6
Finance lease liabilities, net of current portion	1.9	1.2
Deferred revenue, net of current portion	2.8	3.7
Operating lease liabilities	5.3	5.9
Other long-term liabilities	2.4	4.0
Total liabilities	403.8	367.1

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 26,263,421 shares and 25,909,516 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	384.1	378.2
Accumulated other comprehensive income	45.1	46.4
Accumulated deficit	(479.5)	(483.3)
Total stockholders’ deficit	(50.3)	(58.7)
Total liabilities and stockholders’ deficit	$353.5	$308.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Service	$68.1	$64.8	$126.4	$121.8
Product sales	12.3	6.5	20.0	10.1
Total revenue	80.4	71.3	146.4	131.9

Cost of sales:
Cost of service (1)	(13.4)	(11.7)	(24.3)	(23.5)
Cost of product sales (1)	(9.8)	(4.4)	(15.6)	(6.5)
Selling, general and administrative expenses	(34.4)	(31.9)	(68.7)	(61.5)
Acquisition and integration related transaction expenses	—	(0.1)	—	(0.2)
Depreciation and amortization	(10.4)	(10.1)	(19.3)	(20.5)
Net operating income	12.4	13.1	18.5	19.7

Other expense
Interest expense, net	(7.3)	(6.0)	(13.6)	(12.5)
Gain on disposal of business	—	—	—	0.9
Other finance income	0.1	0.3	0.2	0.6

Total other expense, net	(7.2)	(5.7)	(13.4)	(11.0)

Net income before income taxes	5.2	7.4	5.1	8.7
Income tax (expense) benefit	(1.1)	(0.2)	(1.2)	(0.3)
Net income	4.1	7.2	3.9	8.4

Other comprehensive income:
Foreign currency translation (loss) gain	(1.6)	5.8	(3.3)	8.2
Reclassification of loss on hedging instrument to comprehensive income	0.1	0.2	0.3	0.4
Actuarial (losses) gains on pension plan	(0.3)	2.6	1.7	3.3
Other comprehensive (loss) income	(1.8)	8.6	(1.3)	11.9

Comprehensive income	$2.3	$15.8	$2.6	$20.3

Net income per common share – basic	$0.16	$0.27	$0.15	$0.31
Net income per common share - diluted	$0.14	$0.25	$0.13	$0.29

Weighted average number of shares outstanding during the period – basic	26,267,215	26,826,014	26,211,589	26,838,339
Weighted average number of shares outstanding during the period – diluted	29,041,781	29,262,690	28,992,987	29,375,570

Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(3.2)	$(2.6)	$(6.1)	$(5.4)

(1)	Excluding depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2023 TO JUNE 30, 2023

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2023	25,909,516	$—	$378.2	$46.4	$(483.3)	$(58.7)
Foreign currency translation adjustments	—	—	—	(1.7)	—	(1.7)
Actuarial gains on pension plan	—	—	—	2.0	—	2.0
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.2	—	0.2
Issuances under stock plans	353,554	—	—	—	—	—
Stock-based compensation expense	—	—	3.0	—	—	3.0
Net loss	—	—	—	—	(0.2)	(0.2)
Balance as of March 31, 2023	26,263,070	$—	$381.2	$46.9	$(483.5)	$(55.4)
Foreign currency translation adjustments	—	—	—	(1.6)	—	(1.6)
Actuarial loss on pension plan	—	—	—	(0.3)	—	(0.3)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.1	—	0.1
Repurchase of common stock	(3,931)	—	—	—	(0.1)	(0.1)
Issuances under stock plans	4,282	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	—	3.1	—	—	3.1
Net income	—	—	—	—	4.1	4.1
Balance as of June 30, 2023	26,263,421	$—	$384.1	$45.1	$(479.5)	$(50.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2022 TO JUNE 30, 2022

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2022	26,433,562	$—	$372.3	$43.8	$(494.1)	$(78.0)
Foreign currency translation adjustments	—	—	—	2.4	—	2.4
Actuarial gains on pension plan	—	—	—	0.7	—	0.7
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.2	—	0.2
Issuances under stock plans	447,060	—	—	—	—	—
Stock-based compensation expense	—	—	2.7	—	—	2.7
Net income	—	—	—	—	1.2	1.2
Balance as of March 31, 2022	26,880,622	$—	$375.0	$47.1	$(492.9)	$(70.8)
Foreign currency translation adjustments	—	—	—	5.8	—	5.8
Actuarial gains on pension plan	—	—	—	2.6	—	2.6
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.2	—	0.2
Repurchase of common stock	(477,643)	—	—	—	(5.1)	(5.1)
Issuances under stock plans	45,594	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	—	2.6	—	—	2.6
Net income	—	—	—	—	7.2	7.2

Balance as of June 30, 2022	26,448,573	$—	$377.4	$55.7	$(490.8)	$(57.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$3.9	$8.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.3	20.5
Amortization of right of use asset	1.2	1.4
Stock-based compensation expense	6.1	5.4
Reclassification of loss on hedging instrument to comprehensive income	0.3	0.4
Non-cash interest expense relating to senior debt	1.0	0.8
Changes in assets and liabilities:
Accounts receivable	3.3	(0.1)
Inventory	(15.0)	(10.4)
Prepaid expenses and other assets	2.9	2.3
Corporate tax and other current taxes payable	1.0	(6.5)
Accounts payable and accrued expenses	(9.8)	(1.5)
Deferred revenues and customer prepayment	24.6	(2.2)
Operating lease liabilities	(1.2)	(1.2)
Other long-term liabilities	(0.1)	(1.4)
Net cash provided by operating activities	37.5	15.9

Cash flows from investing activities:
Purchases of property and equipment	(9.3)	(11.5)
Acquisition of subsidiary company assets	—	(0.6)
Acquisition of third-party company trade and assets	(0.6)	—
Purchases of capital software and internally developed costs	(10.7)	(9.9)
Net cash used in investing activities	(20.6)	(22.0)

Cash flows from financing activities:
Repurchase of common stock	(0.1)	(5.1)
Repayments of finance leases	(0.7)	(0.3)
Net cash used in financing activities	(0.8)	(5.4)

Effect of exchange rate changes on cash	1.0	(4.5)
Net increase (decrease) in cash	17.1	(16.0)
Cash, beginning of period	25.0	47.8
Cash, end of period	$42.1	$31.8

Supplemental cash flow disclosures
Cash paid during the period for interest	$11.9	$11.7
Cash paid during the period for income taxes	$4.5	$0.1
Cash paid during the period for operating leases	$1.7	$1.9

Supplemental disclosure of non-cash investing and financing activities
Lease liabilities arising from obtaining right of use assets	$0.2	$—
Additional paid in capital from settlement of RSUs	$(0.2)	$(0.2)
Property and equipment acquired through finance lease	$1.2	$—
Property and equipment transferred to inventory	$—	$0.8

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

Management Liquidity Plans

As of June 30, 2023, the Company’s cash on hand was $42.1 million, and the Company had working capital in addition to cash of $22.3 million. The Company recorded net income of $3.9 million and $8.4 million for the six months ended June 30, 2023 and 2022, respectively. Net income includes non-cash stock-based compensation of $6.1 million and $5.4 million for the six months ended June 30, 2023 and 2022, respectively. Working capital of $64.4 million includes $31.1 million of deferred income.

Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $37.5 million and $15.9 million for the six months ended June 30, 2023 and 2022, respectively. The change year on year was driven primarily by improved working capital levels, with the six months ended June 30, 2023 benefiting from favorable receipts due to the timing of invoicing.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through August 2024.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2022 and 2021. The financial information as of December 31, 2022 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023. The interim results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

The adoption of ASC 326 did not have a material impact. Disclosures with respect to allowances for credit losses are given in footnote 4 to these financial statements.

2. Revision of Previously Issued Financial Statements

In preparation of the Quarterly Report, the Company concluded certain completed software development projects were, but should not have been, delayed in the shift from work in progress to completed projects. Consequently, the commencement of amortization for certain projects was delayed and the reported amortization was lower than the actual amortization. Whilst we do not believe that any individual prior period was materially misstated, we do believe that an out of period correction of the prior year impact in the three months ending June 30, 2023, could be viewed as such, and have therefore revised prior periods.

The following tables summarize the effect of the revision to the Company’s financial statements for (i) its audited consolidated financial statements as of and for the year ended December 31, 2022, and (ii) its unaudited condensed consolidated financial statements for the quarterly period ended June 30, 2022:

In millions, except per share data

Balance sheet as of December 31, 2022 (audited)	As Previously Reported	Adjustments	As Revised

Software development costs, net	$35.8	(1.0)	$34.8
Total assets	309.4	(1.0)	308.4
Accumulated other comprehensive income	46.3	0.1	46.4
Accumulated deficit	(482.2)	(1.1)	(483.3)
Total stockholders’ deficit	(57.7)	(1.0)	(58.7)
Total liabilities and stockholders’ deficit	309.4	(1.0)	308.4

Year ended December 31, 2022 (audited)	As Previously Reported	Adjustments	As Revised

Revenue	$285.4	—	$285.4
Cost of sales	(72.0)	—	(72.0)
Selling, general and administrative expenses	(126.4)	—	(126.4)
Depreciation and amortization	(37.6)	(1.1)	(38.7)
Net income (loss) before tax	25.5	(1.1)	24.4
Income tax	(3.2)	—	(3.2)
Net income (loss)	22.3	(1.1)	21.2
Net income per common share - basic	0.84	(0.04)	0.80
Net income per common share - diluted	0.77	(0.04)	0.73

Three months ended June 30, 2022 (unaudited)	As Previously Reported	Adjustments	As Revised

Revenue	$71.3	—	$71.3
Cost of sales	(16.1)	—	(16.1)
Selling, general and administrative expenses	(31.9)	—	(31.9)
Depreciation and amortization	(9.8)	(0.3)	(10.1)
Net income (loss) before tax	7.7	(0.3)	7.4
Income tax	(0.2)	—	(0.2)
Net income (loss)	7.5	(0.3)	7.2
Net income per common share - basic	0.28	(0.01)	0.27
Net income per common share - diluted	0.26	(0.01)	0.25

Six months ended June 30, 2022 (unaudited)	As Previously Reported	Adjustments	As Revised

Revenue	$131.9	—	$131.9
Cost of sales	(30.0)	—	(30.0)
Selling, general and administrative expenses	(61.5)	—	(61.5)
Depreciation and amortization	(19.9)	(0.6)	(20.5)
Net income (loss) before tax	9.3	(0.6)	8.7
Income tax	(0.3)	—	(0.3)
Net income (loss)	9.0	(0.6)	8.4
Net income per common share - basic	0.34	(0.03)	0.31
Net income per common share - diluted	0.31	(0.02)	0.29

Of the total adjustment, the split between segments was Gaming 44%, Virtual Sports 23%, Interactive 23%, Leisure 4% and Corporate 6%.

3. Acquisitions and Disposals

In January 2022, the Company sold its Italian VLT business, including all terminal and other assets, staff costs and facilities and contracts, to a non-connected party for total proceeds of €1.1 million ($1.2 million), recognizing a profit on disposal of €0.8 million ($0.9 million). The Company continues to serve these Italian markets in the form of the provision of platform and games.

4. Allowance for Credit Losses

Changes in the allowance for doubtful accounts are as follows:

	June 30, 2023	December 31, 2022
	(in millions)
Beginning balance	$(1.3)	$(1.7)
Additional provision for doubtful accounts	(0.2)	(0.2)
Recoveries	0.2	—
Write offs	0.4	0.4
Foreign currency translation adjustments	(0.1)	0.2
Ending balance	$(1.0)	$(1.3)

5. Inventory

Inventory consists of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Component parts	$23.0	$21.4
Work in progress	1.8	3.6
Finished goods	23.2	6.0
Total inventories	$48.0	$31.0

Component parts include parts for gaming terminals. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

6. Accounts Payable and Accrued Expenses

Accounts Payable and Accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Accounts payable	$30.0	$25.7
Payroll and related costs	5.3	10.2
Cost of sales including inventory	5.9	9.1
Other	6.3	9.2
Total accounts payable and accrued expenses	$47.5	$54.2

7. Contract Liabilities and Other Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At June 30, 2023	$42.5	$17.4	$(33.9)	$(2.6)
At December 31, 2022	$44.6	$18.2	$(8.5)	$(2.4)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $2.6 million and $4.7 million for the six months ended June 30, 2023 and 2022, respectively.

8. Stock-Based Compensation

A summary of the Company’s Restricted Stock Unit (“RSU”) activity during the six months ended June 30, 2023 is as follows:

Number of Shares

Unvested Outstanding at January 1, 2023	1,647,544
Granted (1)	888,225
Forfeited	(8,872)
Vested	(262,978)
Unvested Outstanding at June 30, 2023	2,263,919

(1)	The amount shown as granted in the table includes 219,213 performance-based target RSUs as to which the number that ultimately vests would range from 0% to 200% of the target amount of RSUs (a maximum of 438,426 RSUs based on attainment of Adjusted EBITDA targets for 2023 and criteria previously set by the Compensation Committee). The amount includes additional performance-based RSUs, awarded as sign-on grants to our Executive Chairman and our CEO in May 2023 (comprising tranches covering an aggregate of 250,000 Adjusted EBITDA RSUs (with targets for 2025, 2026 and 2027) and 125,000 stock-price based RSUs) which can be earned at up to 100% of the target amount of RSUs.

The Company issued a total of 357,836 shares during the six months ended June 30, 2023 which included an aggregate of 332,227 shares issued in connection with the net settlement of RSUs that vested during the prior year (on December 30, 2022) pursuant to RSUs awarded under the Company’s long-term incentive plan.

9. Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2023	$(79.8)	$0.3	$33.1	$(46.4)
Change during the period	1.7	(0.2)	(2.0)	(0.5)
Balance at March 31, 2023	(78.1)	0.1	31.1	(46.9)
Change during the period	1.6	(0.1)	0.3	1.8
Balance at June 30, 2023	$(76.5)	$—	$31.4	$(45.1)

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2022	$(71.5)	$1.0	$26.7	$(43.8)
Change during the period	(2.4)	(0.2)	(0.7)	(3.3)
Balance at March 31, 2022	(73.9)	0.8	26.0	(47.1)
Change during the period	(5.8)	(0.2)	(2.6)	(8.6)
Balance at June 30, 2022	$(79.7)	$0.6	$23.4	$(55.7)

In connection with the issuance of Senior Secured Notes and the entry into a Super Senior Revolving Credit Facility Agreement, on May 19, 2021, the Company terminated all of its interest rate swaps. Accordingly, hedge accounting is no longer applicable. The amounts previously recorded in Accumulated Other Comprehensive Income are amortized into Interest expense over the terms of the hedged forecasted interest payments. Losses reclassified from Accumulated Other Comprehensive Income into Interest expense in the Consolidated Statements of Operations and Income for the six months ended June 30, 2023 and June 30, 2022 amounted to $0.3 million and $0.4 million, respectively.

10. Net Income (Loss) per Share

Basic income (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period, including RSUs, using the treasury stock method, unless the inclusion would be anti-dilutive.

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because they were either contingently issuable shares or because their inclusion would be anti-dilutive:

	Three and Six Months Ended June 30,
	2023	2022
RSUs	809,510	690,627

The following tables reconcile the numerators and denominators of the basic and diluted EPS computations:

Three months ended June 30, 2023	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$4.1	26,267,215	$0.16
Effect of Dilutive Securities
RSUs	—	2,774,566	$(0.02)
Diluted EPS
Income available to common stockholders	$4.1	$29,041,781	$0.14

Six months ended June 30, 2023	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$3.9	26,211,589	$0.15
Effect of Dilutive Securities
RSUs	—	2,781,398	$(0.02)
Diluted EPS
Income available to common stockholders	$3.9	$28,992,987	$0.13

Three months ended June 30, 2022	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$7.2	26,826,014	$0.27
Effect of Dilutive Securities
RSUs	—	2,436,676	$(0.02)
Diluted EPS
Income available to common stockholders	$7.2	$29,262,690	$0.25

Six months ended June 30, 2022	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$8.4	26,838,339	$0.31
Effect of Dilutive Securities
RSUs	—	2,537,231	$(0.02)
Diluted EPS
Income available to common stockholders	$8.4	$29,375,570	$0.29

11. Other Finance Income (Expense)

Other finance income (expense) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Pension interest cost	$(0.9)	$(0.5)	$(1.7)	$(1.1)
Expected return on pension plan assets	1.0	0.8	1.9	1.7
	$0.1	$0.3	$0.2	$0.6

12. Income Taxes

The effective income tax rate for the three months ended June 30, 2023 and 2022 was 21.6% and 3.1%, respectively, resulting in a $1.1 million and $0.2 million income tax expense, respectively. The effective income tax rate for the six months ended June 30, 2023 and 2022 was 23.2% and 3.5%, respectively, resulting in a $1.2 million and $0.3 million income tax expense, respectively. The Company’s effective income tax rate has fluctuated primarily as a result of the income mix between jurisdictions.

The effective tax rate reported in any given year will continue to be influenced by a variety of factors including the level of pre-tax income or loss, the income mix between jurisdictions, and any discrete items that may occur.

The Company recorded a valuation allowance against all of our deferred tax assets as of both June 30, 2023 and 2022. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next six months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

13. Related Parties

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”), (an arranger and lending party under our RCF Agreement) is an affiliate of MIHI LLC, which owned approximately 11.5% of our common stock as of June 30, 2023. Macquarie UK did not hold any of the Company’s aggregate senior debt at June 30, 2023 or December 31, 2022. Macquarie UK is a provider of the RCF, where the Company incurs non-Utilization fees. Macquarie provides $2.8 million which represents 11% of the RCF. Interest expense incurred and payable to Macquarie UK relating to the non-Utilization fees for the three months ended June 30, 2023 and 2022 amounted to $0.0 million and $0.0 million, respectively, and for the six months ended June 30, 2023 and 2022 amounted to $0.0 million and $0.0 million, respectively. MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

On December 31, 2021, the Company entered into a consultancy agreement with Richard Weil, the brother of A. Lorne Weil, our Executive Chairman, under which he received a success fee in the amount of $130,000 for services he provided in connection with our acquisition of Sportech Lotteries, LLC. The success fee was paid during the six months ended June 30, 2022. Under the agreement, as extended in November 2022 and again in July 2023, he will provide consulting services to the Company relating to the lottery in the Dominican Republic through to December 31, 2023, for which he was compensated at a rate of $10,000 per month in consulting fees through to June 30, 2023, and will be compensated at a rate of $12,500 per month for the remainder of the term of the agreement. The aggregate amount incurred by the Company in consulting fees for each of the six months ended June 30, 2023 and June 30, 2022 was $60,000.

14. Leases

The Company is party to leases with third parties with respect to various gaming machines. Gaming machine leases typically include a lease (of the machine) and a non-lease (provision of software services) component, both of which are included in the amounts disclosed.

The components of lease income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Operating lease income	$2.4	2.1	$4.8	3.7
Profit recognized at commencement date of sales type leases	—	—	0.3	—
	$2.4	$2.1	$5.1	$3.7

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

In June 2022, a recovery plan was put in place to eliminate the funding shortfall. The plan expects the shortfall to be eliminated by October 31, 2026. Deficit reduction contributions of $1.1 million and expense contributions of $0.3 million will be payable during the year ending December 31, 2023.

The total amount of employer contributions paid during the six months ended June 30, 2023 amounted to $0.7 million.

The following table presents the components of our net periodic pension benefit cost:

	Six Months Ended June 30,
	2023	2022
	(in millions)
Components of net periodic pension benefit cost:
Interest cost	$1.7	$1.1
Expected return on plan assets	(1.9)	(1.7)
Net periodic benefit	$(0.2)	$(0.6)

The following table sets forth the estimate of the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	June 30, 2023	December 31, 2022
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$67.4	$114.7
Interest cost	1.7	2.1
Actuarial gain	(3.3)	(35.5)
Benefits paid	(1.5)	(3.5)
Foreign currency translation adjustments	3.8	(10.4)
Benefit obligation at end of period	$68.1	$67.4
Change in plan assets:
Fair value of plan assets at beginning of period	$65.3	$117.7
Actual loss on plan assets	(0.2)	(39.1)
Employer contributions	0.7	1.4
Benefits paid	(1.5)	(3.5)
Foreign currency translation adjustments	3.8	(11.2)
Fair value of assets at end of period	$68.1	$65.3
Amount recognized in the consolidated balance sheets:
Overfunded (Unfunded) status (non-current)	$—	$(2.1)
Net amount recognized	$—	$(2.1)

17. Segment Reporting and Geographic Information

The Company operates its business along four operating segments, which are segregated on the basis of revenue stream: Gaming, Virtual Sports, Interactive and Leisure. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss) and total capital expenditures for the periods ended June 30, 2023 and June 30, 2022, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization and capital expenditures.

Segment Information

Three Months Ended June 30, 2023

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$19.8	$15.0	$7.4	$25.9	$—	$68.1
Product sales	11.7	—	—	0.6	—	12.3
Total revenue	31.5	15.0	7.4	26.5	—	80.4
Cost of sales, excluding depreciation and amortization:
Cost of service	(5.3)	(0.7)	(0.9)	(6.5)	—	(13.4)
Cost of product sales	(9.5)	—	—	(0.3)	—	(9.8)
Selling, general and administrative expenses	(7.0)	(1.2)	(2.5)	(13.2)	(7.3)	(31.2)
Stock-based compensation expense	(0.4)	(0.2)	(0.1)	(0.4)	(2.1)	(3.2)
Acquisition and integration related transaction expenses	—	—	—	—	—	—
Depreciation and amortization	(4.2)	(1.0)	(1.5)	(3.0)	(0.7)	(10.4)
Segment operating income (loss)	5.1	11.9	2.4	3.1	(10.1)	12.4

Net operating income						$12.4

Total capital expenditures for the three months ended June 30, 2023	$3.0	$1.9	$0.9	$3.8	$1.0	$10.6

Three Months Ended June 30, 2022

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$19.6	$14.0	$5.8	$25.4	$—	$64.8
Product sales	5.9	—	—	0.6	—	6.5
Total revenue	25.5	14.0	5.8	26.0	—	71.3
Cost of sales, excluding depreciation and amortization:
Cost of service	(4.4)	(0.6)	(0.8)	(5.9)	—	(11.7)
Cost of product sales	(4.0)	—	—	(0.4)	—	(4.4)
Selling, general and administrative expenses	(7.7)	(1.4)	(1.9)	(12.0)	(6.3)	(29.3)
Stock-based compensation expense	(0.3)	(0.2)	(0.2)	(0.1)	(1.8)	(2.6)
Acquisition and integration related transaction expenses	—	—	—	—	(0.1)	(0.1)
Depreciation and amortization	(4.5)	(0.7)	(0.7)	(3.5)	(0.7)	(10.1)
Segment operating income (loss)	4.6	11.1	2.2	4.1	(8.9)	13.1

Net operating income						$13.1

Total capital expenditures for the three months ended June 30, 2022	$5.8	$1.3	$1.3	$2.0	$0.7	$11.1

Six Months Ended June 30, 2023

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$40.0	$29.9	$14.0	$42.5	$—	$126.4
Product sales	18.9	—	—	1.1	—	20.0
Total revenue	58.9	29.9	14.0	43.6	—	146.4
Cost of sales, excluding depreciation and amortization:
Cost of service	(10.5)	(1.4)	(1.8)	(10.6)	—	(24.3)
Cost of product sales	(14.9)	—	—	(0.7)	—	(15.6)
Selling, general and administrative expenses	(14.3)	(2.5)	(4.9)	(24.3)	(16.6)	(62.6)
Stock-based compensation expense	(0.7)	(0.4)	(0.3)	(0.5)	(4.2)	(6.1)
Acquisition and integration related transaction expenses	—	—	—	—	—	—
Depreciation and amortization	(8.0)	(1.7)	(2.3)	(6.1)	(1.2)	(19.3)
Segment operating income (loss)	10.5	23.9	4.7	1.4	(22.0)	18.5

Net operating income						$18.5

Total capital expenditures for the six months ended June 30, 2023	$6.3	$3.0	$2.4	$9.0	$1.5	$22.2

Six Months Ended June 30, 2022

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$40.7	$25.6	$11.1	$44.4	$—	$121.8
Product sales	8.9	—	—	1.2	—	10.1
Total revenue	49.6	25.6	11.1	45.6	—	131.9
Cost of sales, excluding depreciation and amortization:
Cost of service	(9.1)	(1.2)	(1.8)	(11.4)	—	(23.5)
Cost of product sales	(5.8)	—	—	(0.7)	—	(6.5)
Selling, general and administrative expenses	(14.5)	(3.0)	(3.3)	(23.3)	(12.0)	(56.1)
Stock-based compensation expense	(0.6)	(0.3)	(0.3)	(0.3)	(3.9)	(5.4)
Acquisition and integration related transaction expenses	(0.1)	—	—	—	(0.1)	(0.2)
Depreciation and amortization	(9.2)	(1.4)	(1.5)	(7.2)	(1.2)	(20.5)
Segment operating income (loss)	10.3	19.7	4.2	2.7	(17.2)	19.7

Net operating income						$19.7

Total capital expenditures for the six months ended June 30, 2022	$9.2	$2.2	$2.5	$6.0	$1.9	$21.8

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Total revenue
UK	$62.3	$55.8	$111.7	$101.4
Greece	5.4	5.5	11.0	11.2
Rest of world	12.7	10.0	23.7	19.3
Total	$80.4	$71.3	$146.4	$131.9

UK revenue includes revenue from customers headquartered in the UK, but whose revenue is generated globally.

Geographic information of our non-current assets excluding goodwill is set forth below:

	June 30, 2023	December 31, 2022
	(in millions)
UK	$86.1	$82.5
Greece	5.4	6.6
Rest of world	22.2	16.8
Total	$113.7	$105.9

Software development costs are included as attributable to the market in which they are utilized. Non-current assets above include Property and equipment, net, Software development costs, net, Other acquired intangible assets subject to amortization, net, Operating lease right of use asset and Other assets.

18. Customer Concentration

During the three months ended June 30, 2023, one customer represented at least 10% of the Company’s revenues, accounting for 12% of the Company’s revenues. This customer was served by the Virtual Sports and Interactive segments. During the three months ended June 30, 2022, one customer represented at least 10% of the Company’s revenues, accounting for 13% of the Company’s revenues. This customer was served by the Virtual Sports and Interactive segments.

During the six months ended June 30, 2023, one customer represented at least 10% of the Company’s revenues, accounting for 14% of the Company’s revenues. This customer was served by the Virtual Sports and Interactive segments. During the six months ended June 30, 2022, one customer represented at least 10% of the Company’s revenues, accounting for 13% of the Company’s revenues. This customer was served by the Virtual Sports and Interactive segments.

At June 30, 2023 no customers represented at least 10% of the Company’s accounts receivable. At December 31, 2022, there was one customer that represented at least 10% of the Company’s accounts receivable, accounting for 24% of the Company’s accounts receivable.

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

Forward-Looking Statements

We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For definitions of the term Forward-Looking Statements, see the definitions provided in the Cautionary Note Regarding Forward-Looking Statements at the start of this Quarterly Report on Form 10-Q for the period ended June 30, 2023.

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

For the three and six months ended June 30, 2023, we derived approximately 77% and 76% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), respectively,7% and 8% from Greece, respectively, and the remaining 16% (in both periods) across the rest of the world. In the three-month period the UK percentage was impacted by Hardware sales, which generally result in a lower margin (“Low Margin sales”), this increased UK revenues by 1%. During the three and six months ended June 30, 2022, we derived approximately 77% and 76%, 8% and 9%, 15% (in both periods) of our revenue from the UK, Greece and the rest of the world, respectively.

As of June 30, 2023, our non-current assets (excluding goodwill) were attributable as follows: 76% to the UK, 5% to Greece and 19% across the rest of the world.

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

During the three and six months ended June 30, 2023, we derived approximately 23% and 24% of our revenue from sales to customers outside the UK (see caveat above), respectively, compared to 23% and 24% during the three and six months ended June 30, 2022, respectively.

In the section “Results of Operations” below, currency impacts shown have been calculated as the current-period average GBP:USD rate less the equivalent average rate in the prior year period, multiplied by the current period amount in our functional currency (GBP). The remaining difference, referred to as functional currency at constant rate, is calculated as the difference in our functional currency, multiplied by the prior-period average GBP:USD rate. This is not a U.S. GAAP measure, but is one which management believes gives a clearer indication of results. In the tables below, variances in particular line items from period to period exclude currency translation movements, and currency translation impacts are shown independently.

Non-GAAP Financial Measures

We use certain financial measures that are not compliant with U.S. GAAP (“Non-GAAP financial measures”), including EBITDA and Adjusted EBITDA, to analyze our operating performance. In this discussion and analysis, we present certain non-GAAP financial measures, define and explain these measures and provide reconciliations to the most comparable U.S. GAAP measures. See “Non-GAAP Financial Measures” below inclusive of a new Non-GAAP measure on revenues excluding Low Margin sales

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the periods ended June 30, 2023 and June 30, 2022, the average GBP:USD rates for the three-month period were 1.25 and 1.26, respectively, and for the six-month period were 1.24 and 1.29, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three and six-month periods ended June 30, 2023, compared to the same period in 2022; and

●	a discussion and analysis of the results of operations for each of the Company’s segments (Gaming, Virtual Sports, Interactive and Leisure) for the three and six-month periods ended June 30, 2023, compared to the same period in 2022, including key performance indicator (“KPI”) analysis.

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

Revision of Previously Issued Financial Statements

In preparation of the Quarterly Report, the Company concluded it had not always moved completed software development projects from work in progress (and therefore not amortized) to completed projects in a timely fashion. As such, the commencement of amortization for certain projects started later than it should have done, and the recorded amortization was lower than should have been the case. Whilst we do not believe that any individual prior period was materially misstated, we do believe that an out of period correction of the prior year impact in the three months ending June 30, 2023, could be viewed as such, and have therefore revised prior periods.

The revision is more fully described in Note 2 of the notes to the financial statements included herein.

All amounts included in the below tables and narrative include the revised numbers.

Overall Company Results

All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide and percentages may not precisely reflect the absolute figures.

Three and Six Months ended June 30, 2023, compared to Three and Six Months ended June 30, 2022

All amounts included herein relating to the prior year have been rounded except where otherwise stated. As prior-year figures are rounded, numbers presented as such throughout this document may not add up precisely to the totals we provide.

	For the Three-Month Period ended		Variance				For the Six-Month Period ended		Variance
(In millions)	June 30,	June 30,	2023 vs 2022				June 30,	June 30,	2023 vs 2022
	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$68.1	$64.8	$(0.2)	$3.5	5%	5%	$126.4	$121.8	$(6.1)	$10.7	9%	4%
Product	12.3	6.5	(0.1)	5.9	91%	89%	20.0	10.1	(0.8)	10.7	106%	98%
Total revenue	80.4	71.3	(0.3)	9.4	13%	13%	146.4	131.9	(6.9)	21.4	16%	11%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(13.4)	(11.7)	0.1	(1.8)	15%	15%	(24.3)	(23.5)	1.3	(2.1)	9%	3%
Cost of Product	(9.8)	(4.4)	-	(5.4)	123%	123%	(15.6)	(6.5)	0.5	(9.6)	148%	140%
Selling, general and administrative expenses	(31.2)	(29.3)	0.1	(2.0)	7%	6%	(62.6)	(56.1)	3.2	(9.7)	17%	12%
Stock-based compensation	(3.2)	(2.6)	(0.1)	(0.5)	19%	23%	(6.1)	(5.4)	0.3	(1.0)	19%	13%
Acquisition and integration related transaction expenses	-	(0.1)	-	0.1	(100)%	(100)%	-	(0.2)	-	0.2	(100)%	(100)%
Depreciation and amortization	(10.4)	(10.1)	0.2	(0.5)	5%	3%	(19.3)	(20.5)	0.9	0.3	(1)%	(6)%
Net operating Income (Loss)	12.4	13.1	(0.0)	(0.7)	(5)%	(5)%	18.5	19.7	(0.7)	(0.5)	(3)%	(6)%
Other income (expense)
Interest expense, net	(7.3)	(6.0)	-	(1.3)	22%	22%	(13.6)	(12.5)	0.8	(1.9)	15%	9%
Profit on disposal of trade & assets	-	-	-	-	N/A	N/A	-	0.9	-	(0.9)	(100)%	(100)%
Other finance income (expense)	0.1	0.3	(0.1)	(0.1)	(33)%	(67)%	0.2	0.6	-	(0.4)	(67)%	(67)%
Total other income (expense), net	(7.2)	(5.7)	(0.1)	(1.4)	25%	26%	(13.4)	(11.0)	0.8	(3.2)	29%	22%
Net Income (loss) from continuing operations before income taxes	5.2	7.4	(0.1)	(2.1)	(28)%	(30)%	5.1	8.7	0.1	(3.7)	(43)%	(41)%
Income tax expense	(1.1)	(0.2)	-	(0.9)	450%	450%	(1.2)	(0.3)	(0.1)	(0.8)	267%	300%

Net Income (Loss)	$4.1	$7.2	$(0.1)	$(3.0)	(42)%	(43)%	$3.9	$8.4	$0.0	$(4.5)	(54)%	(54)%
Exchange Rate - $ to £	1.25	1.26					1.24	1.29

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue

Consolidated Reported Revenue by Segment

●	There was no VAT-related revenue for the three and six-months ended June 30, 2023. For the three and six-months ended June 30, 2022 VAT-related revenue was $0.1 million and $1.0 million, respectively.

“VAT-related revenue” are payments from UK customers related to our contractual revenue share of their value-added tax rebate.

For the three and six months ended June 30, 2023, revenue on a functional currency (at constant rate) basis increased by $9.4 million and $21.4 million, or 13% and 16%, respectively.

For the three-month period, Gaming revenue grew by $6.2 million predominantly due to an increase in product sales of $5.9 million, of which $4.4 million were Low Margin sales. Gaming service revenue increased by $0.3 million predominately due to revenue growth in the UK. Virtual Sports and Interactive grew by $1.1 million and $1.6 million, respectively, with $1.0 million of the Virtuals Sports increase from Online and $0.1 million from Retail. Interactive growth was driven by revenue growth in the UK, US and Canada. Leisure revenue increased by $0.6 million predominately driven by the addition of new holiday parks and an increase in revenue generated from motorway service stations, partly offset by the reduction in the Pubs sector.

For the six-month period, Gaming revenue grew by $12.3 million predominantly due to an increase in product sales of $10.9 million, of which $4.4 million were Low Margin sales. Gaming service revenue increased by $1.4 million predominately due to revenue growth in the UK markets. Virtual Sports and Interactive grew by $5.8 million and $3.5 million, respectively, with $5.4 million of the Virtuals Sports increase from Online and $0.4 million from Retail. Interactive growth was driven by revenue growth in the UK, US and Canada. These increases were offset by Leisure service revenue reduction of $0.2 million predominantly due to same reasonings as the three-month period.

Cost of Sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, for the three and six months ended June 30, 2023, increased by $7.2 million and $11.7 million, or 45% and 39%, respectively. The increases were driven by a $5.4 million and $9.6 million increase in cost of product, respectively, predominately driven by the increase in product sales ($4.3 million of the increase is driven by Low Margin cost of product in both periods) and by a $1.8 million and $2.1 million increase in cost of service, predominantly driven by the increase in service revenues, respectively.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses for the three and six months ended June 30, 2023 increased by $2.0 million and $9.7 million, or 7% and 17%, respectively.

The increase in the three-month period was driven primarily by an increase of $1.5 million due to phasing of audit fees, an increase in Insurance and IT costs and additional Legal fees, as well as an increase in staff costs of $1.3 million, driven by an increase in Leisure staff costs from an increase in temporary seasonal staff as well as the increase in national living wage and the annual wage increase.

The increase in the six-month period was driven primarily by the costs of group restructure of $3.0 million (removed from Adjusted EBITDA), an increase in non-staff costs of $4.5 million, of which the largest proportion was driven by exhibition costs of $0.8 million that were not incurred in the prior period, and an increase in staff cost of $3.3 million, driven by an increase in headcount predominantly from an investment in the technology and commercial areas of our business, as well as the increase in national living wage and salary increases this year.

Stock-based compensation

During the three and six months ended June 30, 2023, the Company recorded expenses of $3.2 million and $6.1 million, respectively, compared to expenses of $2.6 million and $5.4 million for the three and six months ended June 30, 2022. All expenses related to outstanding awards but the three and six months ended June 30, 2023, included $0.4 million related to award units that were fully vested on the date of grant and therefore were expensed immediately. The six months ended June 30, 2023 also included $0.7 million related to the group restructure.

Depreciation and amortization

Depreciation and amortization for the three-month period increased by $0.5 million. This increase was driven by increases in Interactive of $0.8 million and Virtual Sports of $0.3 million. Partially offset by a reduction in Leisure of $0.5 million and Gaming of $0.3 million, due to assets being fully written down.

Depreciation and amortization for the six-month period decreased by $0.3 million. This decrease was driven by a reduction in Leisure of $0.8 million and Gaming of $0.8 million, due to assets being fully written down. Partially offset by increases in Interactive of $0.9 million and Virtual Sports of $0.4 million.

Net operating income

During the three and six-month period, net operating income was $12.4 million and $18.5 million, respectively, declines of $0.7 million and $0.5 million, respectively, compared to the prior year period. The decrease was primarily due to the increase in SG&A expenses, in Stock-based compensation (including the cost of group restructure in the six-month period) and Depreciation and amortization, partially offset by the increase in gross margin.

Net Income

For the three and six-months ended June 30, 2023 net income was $4.1 million and $3.9 million, respectively, compared to a net income of $7.2 million and $8.4 million, respectively, in the prior period.

The $3.0 million decline in the three-month period, was primarily due to the increase in SG&A expenses of $2.0 million and in Stock-based compensation of $0.5 million driving the decline in net operating income. This was further impacted by an increase in interest expense, net of $1.3 million, due to a $1.0 million increase from foreign exchange movements on bank accounts and an increase in income tax of $0.9 million.

The $4.5 million decline in the six-month period, was primarily due to the cost of group restructure of $3.0 million driving the decline in net operating income. This was further impacted by decreases in other finance income of $0.4 million, a gain on disposal of trade and assets of $0.9 million compared to the prior year period and an increase in income tax of $0.8 million and interest expense, net of $1.9 million. The increase in interest expense, net was due to a $1.3 million increase from foreign exchange movements on bank accounts and a $0.5 million increase in charges relating to a discounted unwind on provisions for dilapidations linked to various properties.

Deferred Tax

We recorded a valuation allowance against all of our deferred tax assets as of both June 30, 2023, and June 30, 2022. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 6 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Segment Results (for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022)

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

Gaming, Key Performance Indicators

All amounts included herein relating to the prior year have been rounded except where otherwise stated. As prior-year figures are rounded, numbers presented as such throughout this document may not add up precisely to the totals we provide.

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2023 vs 2022		June 30,	June 30,	2023 vs 2022
Gaming	2023	2022		%	2023	2022		%

End of period installed base (# of terminals) (2)	34,533	34,806	(273)	(0.8)%	34,533	34,806	(273)	(0.8)%
Total Gaming - Average installed base (# of terminals) (2)	34,815	34,774	41	0.1%	34,846	34,733	113	0.3%
Participation - Average installed base (# of terminals) (2)	30,522	31,249	(727)	(2.3)%	30,658	31,335	(677)	(2.2)%
Fixed Rental - Average installed base (# of terminals)	4,293	3,525	768	21.8%	4,189	3,399	790	23.2%
Service Only - Average installed base (# of terminals)	12,898	18,113	(5,215)	(28.8)%	13,529	18,014	(4,485)	(24.9)%
Customer Gross Win per unit per day (1) (2)	£94.4	£90.9	£3.5	3.9%	£96.3	£88.8	£7.5	8.5%
Customer Net Win per unit per day (1) (2)	£69.0	£66.6	£2.4	3.6%	£70.3	£65.0	£5.3	8.2%
Inspired Blended Participation Rate	5.7%	5.7%	0.0%	0.0%	5.7%	5.7%	0.0%	0.0%
Inspired Fixed Rental Revenue per Gaming Machine per week	£47.2	£49.1	(£1.9)	(3.9%)	£47.8	£46.1	£1.7	3.7%
Inspired Service Rental Revenue per Gaming Machine per week	£5.1	£4.5	£0.6	13.3%	£5.1	£4.6	£0.5	10.9%
Gaming Long term license amortization (£’m)	£0.8	£1.2	(£0.4)	(33.3)%	£1.6	£2.4	(£0.8)	(33.3)%
Number of Machine sales	1,523	559	964	172.5%	2,211	878	1,333	151.8%
Average selling price per terminal	£5,681	£8,257	(£2,576)	(31.2)%	£6,365	£7,719	(£1,354)	(17.5)%

(1)	Includes all SBG terminals in which the Company takes a participation revenue share across all territories.

(2)	Includes circa 2,500 of lottery terminals where the share is on handle instead of net win.

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

All amounts included herein relating to the prior year have been rounded except where otherwise stated. As prior-year figures are rounded, numbers presented as such throughout this document may not add up precisely to the totals we provide.

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2023 vs 2022		June 30,	June 30,	2023 vs 2022
(In £ millions)	2023	2022		%	2023	2022		%
Gaming Recurring Revenue
Total Gaming Revenue	£25.1	£20.3	£4.8	24%	£47.7	£38.2	£9.5	25%

Gaming Participation Revenue	£10.9	£10.9	-	0%	£22.4	£21.0	£1.4	7%
Gaming Other Fixed Fee Recurring Revenue	£3.4	£3.0	£0.4	13%	£7.0	£5.9	£1.1	19%
Gaming Project Recurring Revenue	£0.2	£0.2	-	0%	£0.5	£0.4	£0.1	25%
Gaming Long-term license amortization	£0.8	£1.2	(£0.4)	(33%)	£1.6	£2.4	(£0.8)	(33%)
Total Gaming Recurring Revenue *	£15.3	£15.3	£-	0%	£31.5	£29.7	£1.8	6%
Gaming Recurring Revenue as a % of Total Gaming Revenue †	61%	75%	(14%)		66%	78%	(12%)

Total Gaming excluding VAT-related revenue	£25.1	£20.2			£47.7	£37.4
Gaming Recurring Revenue as a % of Total Gaming Revenue (excluding VAT-related revenue)	61%	76%			66%	79%
Gaming Recurring Revenue as a % of Total Gaming Revenue (excluding Low Margin Sales)	71%	75%			71%	77%

*	Does not reflect VAT-related revenue.

†	Total Gaming Revenue for the three and six-month period ended June 30, 2023 has no VAT-related revenue, for the three and six-month period ended June 30, 2022, includes £0.1 million and £0.7 million, respectively, of VAT-related revenue, which is not reflected in Gaming Recurring Revenue for that period. Excluding VAT-related revenue, Gaming Recurring Revenue was 76% and 79%, respectively of Total Gaming Revenue for such period. Total Gaming Revenue for the three and six-month period ended June 30, 2023 includes £3.5 million of Low Margin sales and for the three and six-month period ended June 30, 2022 has no Low Margin sales. Excluding Low Margin sales, Gaming Recurring Revenue was 71% of Total Gaming Revenue for both periods.

Note – For the three and six-months ending June 30, 2022, there has been some recharacterization between Gaming Participation Revenue and Other Fixed fee revenue to ensure consistency with similar items across the Group.

In the table above:

“Gaming Participation Revenue” includes our share of revenue generated from (i) our Gaming terminals placed in gaming and lottery venues; and (ii) licensing of our game content and intellectual property to third parties.

“Gaming Other Fixed Fee Recurring Revenue” includes service revenue in which the Company earns a periodic fixed fee on a contracted basis.

“Gaming Project Recurring Revenue” includes project revenue in which the Company earns a periodic revenue for project work on a contracted basis.

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

All amounts included herein relating to the prior year have been rounded except where otherwise stated. As prior-year figures are rounded, numbers presented as such throughout this document may not add up precisely to the totals we provide.

	For the Three-Month Period ended					For the Six-Month Period ended
	June 30,	June 30,	Variance			June 30,	June 30,	Variance
(In millions)	2023	2022	2023 vs 2022		Total Functional Currency %	2023	2022	2023 vs 2022		Total Functional Currency %

Service Revenue:
UK LBO	$9.9	$9.9	-	0%	0%	$19.6	$20.1	$(0.5)	(2)%	3%
UK VAT - Related Income	-	0.1	(0.1)	(100)%	(100)%	-	1.0	(1.0)	(100)%	(100)%
UK Other	3.4	3.1	0.3	10%	8%	6.8	6.1	0.7	11%	16%
Italy	0.7	0.6	0.1	17%	17%	1.5	1.3	0.2	15%	3160%
Greece	4.0	4.4	(0.4)	(9)%	(9)%	8.2	9.2	(1.0)	(11)%	(5)%
Rest of the World	0.5	0.1	0.4	400%	400%	1.2	0.4	0.8	200%	200%
Lotteries	1.3	1.3	-	0%	0%	2.7	2.6	0.1	4%	12%

Total Service revenue	$19.8	$19.6	$0.2	1%	1%	$40.0	$40.7	$(0.7)	(2)%	4%

Exchange Rate - $ to £	1.25	1.26				1.23	1.30

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming, key events

Total Gaming Customer Gross Win per unit per day (in our functional currency, GBP) for the quarter ended June 30, 2023, increased by £3.5 or 4% to £94.4, for the six-month period there was an increase of £7.5 or 8% to £96.3. The increase was driven primarily by growth within the UK LBO (Licensed Betting Office) market.

During the three-month period we began the installation of our new UK LBO terminal “Vantage” into venues of three major customers. Over 950 terminals were deployed in the second quarter of 2023, with a total of 6,500 expected to be live in venues by the end of 2023, the majority of which are Low Margin sales.

During the six-month period, we delivered product sales of 250 “Flex” terminals to a major customer in the Non-LBO UK estate. These sales generated $2.6 million of revenue, $2.0 million in the first quarter and $0.6 million in the second quarter.

During the six-month period, we sold the first significant volume of our “Community Cops & Robbers” three player terminal into the Non-LBO UK estate. Over 50 terminals were delivered in the six-month period, generating revenue of $2.2 million, $0.7 million in the first quarter and $1.5 million in the second quarter.

In the Italian market, we went live with a new concession in the second quarter of 2023. This will generate recurring revenue through both a platform and games content fee.

In the North American market, we recorded service revenue from 450 game packs into the Illinois estate. The subscription packs contain seven new titles, two games were delivered in the first quarter and a further two in the second quarter delivering total revenue of $0.8 million for the six-month period.

Gaming, Results of Operations

All amounts included herein relating to the prior year have been rounded except where otherwise stated. As prior-year figures are rounded, numbers presented as such throughout this document may not add up precisely to the totals we provide.

	For the Three-Month Period ended		Variance				For the Six-Month Period ended		Variance
(In millions)	June 30,	June 30,	2023 vs 2022				June 30,	June 30,	2023 vs 2022
	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$19.8	$19.6	$(0.1)	$0.3	2%	1%	$40.0	$40.7	$(2.1)	$1.4	3%	(2)%
Product	11.7	5.9	(0.1)	5.9	100%	98%	18.9	8.9	(0.9)	10.9	122%	112%
Total revenue	31.5	25.5	(0.2)	6.2	24%	24%	58.9	49.6	(3.0)	12.3	25%	19%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(5.3)	(4.4)	0.1	(1.0)	23%	20%	(10.5)	(9.1)	0.8	(2.2)	24%	15%
Cost of Product	(9.5)	(4.0)	(0.1)	(5.4)	135%	138%	(14.9)	(5.8)	0.6	(9.7)	167%	157%
Total cost of sales	(14.8)	(8.4)	-	(6.4)	76%	76%	(25.4)	(14.9)	1.4	(11.9)	80%	70%

Selling, general and administrative expenses	(7.0)	(7.7)	0.1	0.6	(8)%	(9)%	(14.3)	(14.5)	0.7	(0.5)	3%	(1)%

Stock-based compensation	(0.4)	(0.3)	-	(0.1)	33%	33%	(0.7)	(0.6)	-	(0.1)	17%	17%

Acquisition and integration related transaction expenses	-	-	-	-	N/A	N/A	-	(0.1)	-	0.1	(100)%	(100)%

Depreciation and amortization	(4.2)	(4.5)	-	0.3	(7)%	(7)%	(8.0)	(9.2)	0.4	0.8	(9%)	(13)%

Net operating Income (Loss)	$5.1	$4.6	$(0.1)	$0.6	13%	11%	$10.5	$10.3	$(0.5)	$0.7	7%	2%

Profit on disposal of trade & assets	-	-	-	-	N/A	N/A	-	0.9	-	(0.9)	(100%)	(100%)

Net Income (Loss)	$5.1	$4.6	$(0.1)	$0.6	13%	11%	$10.5	$11.2	$(0.5)	$(0.2)	(2)%	(6)%

Exchange Rate - $ to £	1.25	1.26					1.23	1.30

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

Gaming Revenue

During the three and six-month period, Gaming revenue increased by $6.2 million and $12.3 million, or 24% and 25%, respectively. This was driven by increases in Service revenue of $0.3 million and $1.4 million, respectively, and increases in Product revenue of $5.9 million and $10.9 million, respectively.

For the three-month period the increase in Gaming Service revenue was driven by increases of $0.4 million from North America and $0.2 million from the UK markets, partially offset by lower revenue from Greece of $0.4 million, driven by the reduction of long-term license revenue due to the expiration of software licenses for terminals installed in 2018.

For the six-month period the increase in Gaming Service revenue was driven by increases of $0.8 million from North America and $1.5 million from the UK markets, partially offset by lower revenue from Greece of $0.5 million, driven by the reduction of long-term license revenue, due to the expiration of software licenses for terminals installed in 2018 and the reduction of VAT-related revenue of $1.0 million.

For the three-month period the $5.9 million increase in Gaming Product revenue was primarily driven by higher UK Product sales of $5.8 million, of which $4.4 million were Low Margin sales.

For the six-month period the $10.9 million increase in Gaming Product revenue was primarily driven by higher UK Product sales of $10.2 million, of which $4.4 million were Low Margin sales.

Gaming Operating Income

Operating income increased for the three and six-month periods by $0.6 million and £0.7 million, respectively.

The three-month decrease was primarily due to a decrease in depreciation and amortization of $0.3 million and by a decrease in SG&A expenses of $0.6 million. The $6.2 million revenue increase was offset by a $6.4 million increase in total cost of sales driven by the increase in Low Margin sales in the current period as well as higher service cost of sales predominately from higher commissions and content costs.

The six-month increase was primarily due to a decrease in depreciation of $0.8 million and an increase in gross margin of $0.4 million, partially offset by an increase in SG&A expenses of $0.5 million driven by exhibition costs that were not incurred in the prior year period.

Gaming Net Income

For the three-month period, Net income increased by $0.6 million and for the six-month period, Net income decreased by $0.2 million. The increase in the three-month period was driven by the $0.6 million increase in Operating income. In the six-month period, the $0.7 million increase in Operating income was impacted by a $0.9 million profit from the disposal of trade and assets from the sale of part of the Italian VLT operations in the prior year.

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

Virtual Sports, Key Performance Indicators

All amounts included herein relating to the prior year have been rounded except where otherwise stated. As prior-year figures are rounded, numbers presented as such throughout this document may not add up precisely to the totals we provide.

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2023 vs 2022		June 30,	June 30,	2023 vs 2022
	2023	2022		%	2023	2022		%
Virtuals

No. of Live Customers at the end of the period	58	63	(5)	(7.9)%	58	63	(5)	(7.9)%
Average No. of Live Customers	58	62	(4)	(6.5)%	58	62	(4)	(6.5)%
Total Revenue (£’m)	£12.0	£11.1	£0.9	8.1%	£24.3	£19.8	£4.5	22.7%
Total Revenue £’m - Retail	£2.5	£2.4	£0.1	4.2%	£5.1	£4.8	£0.3	6.3%
Total Revenue £’m - Online Virtuals	£9.4	£8.7	£0.7	8.0%	£19.1	£15.0	£4.1	27.3%

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

All amounts included herein relating to the prior year have been rounded except where otherwise stated. As prior-year figures are rounded, numbers presented as such throughout this document may not add up precisely to the totals we provide.

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2023 vs 2022		June 30,	June 30,	2023 vs 2022
(In £ millions)	2023	2022		%	2023	2022		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£12.0	£11.1	£0.9	8%	£24.3	£19.8	£4.5	23%

Recurring Revenue - Retail Virtuals	£2.4	£2.3	£0.1	4%	£4.9	£4.5	£0.4	9%
Recurring Revenue - Online Virtuals	£9.4	£8.7	£0.7	8%	£19.0	£15.0	£4.0	27%
Total Virtual Sports Long-term license amortization	£0.1	£0.1	-	0%	£0.1	£0.3	£(0.2)	(67)%
Total Virtual Sports Recurring Revenue	£11.9	£11.1	£0.8	7%	£24.0	£19.8	£4.2	21%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	99%	100%	(1)%		99%	100%	(1)%

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

Virtual Sports, key events

During the first quarter ending March 31, 2023, a full suite of games was launched, including V-Play Soccer™ and V-Play Basketball™ in Ontario with multiple operators, V-Play Tie-Break Tennis™ with bet365, and Online Virtuals in Turkey with Milli Piyango, in partnership with leading operator SisalSans.

Two new products, Virtual Motor Racing and U.S Horses launched into Entain’s U.K. retail estate. In addition to the launch of V-Play Horses™ with Eurobet in Italy.

A new contract was signed, which resulted in the live launch with Mozzartbet for V-Play Plug & Play™ in three new African territories in the form of Nigeria, Ghana, and Kenya.

During the second quarter of the period ending June 30, 2023 Netherlands Lottery went live with Soccer, Cricket, Darts, Basketball, and American Football Virtual events within the second quarter, all streamed via Inspired’s streaming platform.

Key contract extensions have been signed with long-time partner bet365, in addition to a significant retail operator in the market with over 600 betting shops across the UK and Ireland.

Virtual Sports, Results of Operations

All amounts included herein relating to the prior year have been rounded except where otherwise stated. As prior-year figures are rounded, numbers presented as such throughout this document may not add up precisely to the totals we provide.

	For the Three-Month Period ended		Variance				For the Six-Month Period ended		Variance
(In millions)	June 30,	June 30,	2023 vs 2022				June 30,	June 30,	2023 vs 2022
	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$15.0	$14.0	$(0.1)	$1.1	8%	7%	$29.9	$25.6	$(1.5)	$5.8	23%	17%

Cost of Service	(0.7)	(0.6)	(0.1)	-	0%	17%	(1.4)	(1.2)	0.1	(0.3)	25%	17%

Selling, general and administrative expenses	(1.2)	(1.4)	(0.1)	0.3	(21)%	(14)%	(2.5)	(3.0)	0.1	0.4	(13)%	(17)%

Stock-based compensation	(0.2)	(0.2)	-	-	0%	0%	(0.4)	(0.3)	-	(0.1)	33%	33%

Depreciation and amortization	(1.0)	(0.7)	-	(0.3)	43%	43%	(1.7)	(1.4)	0.1	(0.4)	29%	21%

Net operating Income (Loss)	$11.9	$11.1	$(0.3)	$1.1	10%	7%	$23.9	$19.7	$(1.2)	$5.4	27%	21%

Exchange Rate - $ to £	1.25	1.26					1.23	1.29

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

Virtual Sports revenue

During the three and six-month period, revenue increased by $1.1 million and $5.8 million, or 8% and 23%, respectively. These increases were driven by $1.0 million and $5.4 million increases in Online Virtuals, respectively, primarily driven by the growth from our existing online customers along with expanding jurisdictions, as well as increases in Retail Virtuals of $0.1 million and $0.4 million, respectively.

Virtual Sports operating income

During the three and six-month period operating income increased by $1.1 million and $5.4 million, primarily due to the increases in revenues.

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

Interactive, Key Performance Indicators

All amounts included herein relating to the prior year have been rounded except where otherwise stated. As prior-year figures are rounded, numbers presented as such throughout this document may not add up precisely to the totals we provide.

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2023 vs 2022		June 30,	June 30,	2023 vs 2022
	2023	2022		%	2023	2022		%
Interactive

No. of Live Customers at the end of the period	146	118	28	23.7%	146	118	28	23.7%
Average No. of Live Customers	140	116	24	20.7%	138	114	24	21.1%
No. of Games available at the end of the period	283	254	29	11.4%	283	254	29	11.4%
Average No. of Games available	277	249	28	11.2%	274	244	30	12.3%
No. of Live Games at the end of the period	260	254	6	2.4%	260	254	6	2.4%
Average No. of Live Games	254	249	5	2.0%	250	244	6	2.5%
Total Revenue (£’m)	£5.9	£4.6	£1.3	28.3%	£11.3	£8.6	£2.7	31.4%

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

Interactive, key events

During the six-month period ended June 30, 2023, we went live with sixteen new operators, seven during the first quarter 2023 including 32Red, AGLC and the Score, and nine during the second quarter of 2023 including Soaring Eagle in Michigan, Eurobet in Italy and DAZN Bet in the UK.

During the six-month period ten new games were deployed. Five of these games were deployed in the first quarter with the remaining five deployed in the second quarter.

Key launches during the period included iGaming content with Fanduel in Michigan and Pennsylvania plus the launch of content into AGLC in Alberta, in addition to an increased rollout of content within the Italian markets.

Interactive, Results of Operations

All amounts included herein relating to the prior year have been rounded except where otherwise stated. As prior-year figures are rounded, numbers presented as such throughout this document may not add up precisely to the totals we provide.

	For the Three-Month Period ended		Variance				For the Six-Month Period ended		Variance
(In millions)	June 30,	June 30,	2023 vs 2022				June 30,	June 30,	2023 vs 2022
	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$7.4	$5.8	$-	$1.6	28%	28%	$14.0	$11.1	$(0.6)	$3.5	32%	26%

Cost of Service	(0.9)	(0.8)	-	(0.1)	13%	13%	(1.8)	(1.8)	0.1	(0.1)	6%	0%

Selling, general and administrative expenses	(2.5)	(1.9)	-	(0.6)	32%	32%	(4.9)	(3.3)	0.3	(1.9)	58%	48%

Stock-based compensation	(0.1)	(0.2)	-	0.1	(50)%	(50)%	(0.3)	(0.3)	-	-	0%	0%

Depreciation and amortization	(1.5)	(0.7)	-	(0.8)	114%	114%	(2.3)	(1.5)	0.1	(0.9)	60%	53%

Net operating Income (Loss)	$2.4	$2.2	$-	$0.2	9%	9%	$4.7	$4.2	$(0.1)	$0.6	14%	12%

Exchange Rate - $ to £	1.25	1.25					1.24	1.29

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

Interactive revenue

During three and six-month period, revenue increased by $1.6 million and $3.5 million, or 28% and 32%, respectively, primarily driven by revenue growth in the UK, US and Canada due to new customer launches, the consistent launch of new content across the estate and increased promotional activity through exclusive deals with tier-one customers.

Interactive operating income

Operating income for the three and six-month period increased by $0.2 million and $0.6 million, respectively. This increase was driven by the increase in revenue, partially offset by increases in SG&A expenses of $0.6 million and $1.9 million, respectively, due to an increase in staff costs due to an investment in new technology and commercial headcount (additionally, we incurred exhibition costs in the six-month period that were not incurred in the prior year period). The three and six-month period also saw an increase in depreciation and amortization of $0.8 million and $0.9 million, respectively.

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

Leisure, Key Performance Indicators

All amounts included herein relating to the prior year have been rounded except where otherwise stated. As prior-year figures are rounded, numbers presented as such throughout this document may not add up precisely to the totals we provide.

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2023 vs 2022		June 30,	June 30,	2023 vs 2022
	2023	2022		%	2023	2022		%
Leisure

End of period installed base Gaming machines (# of terminals)	10,725	10,682	43	0.4%	10,725	10,682	43	0.4%
Average installed base Gaming machines (# of terminals)	10,709	10,851	(142)	(1.3)%	10,739	11,053	(314)	(2.8)%
End of period installed base Other (# of terminals)	4,363	4,644	(281)	(6.1)%	4,363	4,644	(281)	(6.1)%
Average installed base Other (# of terminals)	4,380	5,424	(1,044)	(19.2)%	4,518	5,946	(1,428)	(24.0)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	6,116	6,148	(32)	(0.5)%	6,099	6,260	(161)	(2.6)%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	421	1,482	(1,061)	(71.6)%	744	1,616	(872)	(54.0)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	3,011	3,220	(209)	(6.5)%	3,107	3,170	(63)	(2.0)%
Inspired Leisure Revenue per Gaming Machine per week	£67.6	£63.1	£4.5	7.1%	£67.0	£63.7	£3.3	5.2%
Inspired Pub Digital Revenue per Gaming Machine per week	£70.5	£68.8	£1.7	2.5%	£70.4	£67.4	£3.0	4.5%
Inspired Pub Analogue Revenue per Gaming Machine per week	£38.3	£38.3	£(0.0)	(0.0)%	£37.6	£38.8	£(1.2)	(3.1)%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£98.3	£91.5	£6.8	7.4%	£93.8	£89.4	£4.4	4.9%
Inspired Other Revenue per Machine per week	£19.4	£19.7	£(0.3)	(1.5)%	£19.8	£19.9	£(0.1)	(0.5)%

Total Holiday Parks Revenue (Gaming and Non Gaming) (£’m)	£9.8	£9.0	£0.8	8.9%	£12.7	£11.5	£1.2	10.4%

(1)	Motorway Service Area machines

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

Leisure, key events

During the first quarter of 2023 we successfully installed 370 machines (a mixture of Amusement and Gaming) and commenced operations at holiday park operator Butlins in Bognor Regis.

We successfully extended our contract with Center Parcs during the second quarter in the holiday parks business for a further two years and signed a new three-year agreement with Verdant supporting our continued partnership.

In the second quarter, we signed a 5-year contract renewal with our largest Pubs sector customer JD Wetherspoon for the supply of over 2000 Category C gaming machines (for use in Pubs and other Alcohol licensed venues, plus Bingo Halls) as well as a three-year agreement with Whitbread strengthening our position in the Pubs sector. In the first quarter we signed a new 4-year agreement with the Stonegate Group, one of the largest UK operators of Pubs in the managed, leased, and tenanted sectors.

During the second quarter, we commenced the technical trial of our brand-new Vantage Category C cabinet in the Pubs sector.

In the Bingo sector, during the first quarter we deployed 60 new Prismatic Fortune community machines to 15 Mecca Bingo sites nationwide in the UK as well as released new content Clockwork Orange Fortune Community.

Additionally in the first quarter, our Prismatic Category C estate saw the release of Bonus Fruits, Burning Hot Deluxe and Bullion Bars Pub edition. During the second quarter we released Burning Hot 40’s and Big Fishing fortune.

Leisure, Results of Operations

All amounts included herein relating to the prior year have been rounded except where otherwise stated. As prior-year figures are rounded, numbers presented as such throughout this document may not add up precisely to the totals we provide.

	For the Three-Month Period ended		Variance				For the Six-Month Period ended		Variance
(In millions)	June 30,	June 30,	2023 vs 2022				June 30,	June 30,	2023 vs 2022
	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$25.9	$25.4	$(0.1)	$0.6	2%	2%	$42.5	$44.4	$(1.8)	$(0.1)	(0)%	(4)%
Product	0.6	0.6	-	-	0%	0%	1.1	1.2	0.0	(0.1)	(8)%	(8)%
Total revenue	26.5	26.0	(0.1)	0.6	2%	2%	43.6	45.6	(1.8)	(0.2)	(0)%	(4)%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(6.5)	(5.9)	-	(0.6)	10%	10%	(10.6)	(11.4)	0.5	0.3	(3)%	(7)%
Cost of Product	(0.3)	(0.4)	0.1	-	0%	(25)%	(0.7)	(0.7)	-	-	0%	0%
Total cost of sales	(6.8)	(6.3)	0.1	(0.6)	10%	8%	(11.3)	(12.1)	0.5	0.3	(2)%	(7)%

Selling, general and administrative expenses	(13.2)	(12.0)	0.2	(1.4)	12%	10%	(24.3)	(23.3)	1.1	(2.1)	9%	4%

Stock-based compensation	(0.4)	(0.1)	-	(0.3)	300%	300%	(0.5)	(0.3)	-	(0.2)	67%	67%

Depreciation and amortization	(3.0)	(3.5)	-	0.5	(14)%	(14)%	(6.1)	(7.2)	0.3	0.8	(11)%	(15)%

Net operating Income (Loss)	$3.1	$4.1	$0.2	$(1.2)	(29)%	(24)%	$1.4	$2.7	$0.1	$(1.4)	(52)%	(48)%

Exchange Rate - $ to £	1.25	1.26					1.24	1.29

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

Leisure Revenue

For the three-month period, revenue increased by $0.6 million and for the six-month period decreased by $0.2 million. The decline in the six-month period was primarily due to the structured withdrawal of non-core low-margin amusement and prize vend machines as recognized in the third quarter of 2022 in the Pubs sector as well as the reduction in the number of gaming machines.

For the three-month period service revenue increased by $0.6 million, predominately due to the increase in Holiday Parks of $1.1 million due to the addition of new holiday parks, partly offset by the decline in Pubs of $0.5 million (see above).

For the six-month period service revenue decreased by $0.1 million, predominately driven by the decline in Pubs of $1.5 million (see above) and a $0.3 million decrease in Bingo, partly offset by the increase in Holiday Parks of $1.6 million (see above).

Leisure Operating Income/ (Loss)

Operating income for the three and six-month periods decreased by $1.2 million and $1.5 million to $3.1 million and $1.4 million, respectively. This was primarily due to the increase in SG&A expenses of $1.4 million and $2.1 million, respectively, driven by the increase in seasonal staff, the increase in national living wage and salary increases this year, (additionally, we incurred exhibitions costs in the six-month period that were not incurred in the prior year period). This was partially offset by a decrease in depreciation and amortization of $0.5 million and $0.8 million, respectively, due to the decrease in machine depreciation as assets become fully written down.

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

Adjusted Revenue (Revenue Excluding Low Margin Gaming Hardware Sales) is defined as revenue excluding Gaming hardware sales that are sold at Low Margin with the intention of securing longer term recurring revenue streams.

Functional Currency at Constant rate. Currency impacts discussed have been calculated as the current-period average GBP: USD rate less the equivalent average rate in the prior year period, multiplied by the current period amount in our functional currency (GBP). The remaining difference, referred to as functional currency at constant rate, is calculated as the difference in our functional currency, multiplied by the prior-period average GBP: USD rate, as a proxy for functional currency at constant rate movement.

Currency Movement represents the difference between the results in our reporting currency (USD) and the results on a functional currency (at constant rate) basis.

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Income (Loss), to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA by segment for the Three and Six Months ended June 30, 2023

All amounts included herein relating to the prior year have been rounded except where otherwise stated. As prior-year figures are rounded, numbers presented as such throughout this document may not add up precisely to the totals we provide.

	For the Three-Month Period ended						For the Six-Month Period ended
	June 30,						June 30,
(In millions)	2023						2023
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$4.1	$5.1	$11.9	$2.4	$3.1	$(18.4)	$3.9	$10.5	$23.9	$4.7	$1.4	$(36.6)

Items Relating to Legacy Activities:
Pension charges (1)	0.2					0.2	0.5					0.5

Items outside the normal course of business:
Costs of group restructure (3)	-					-	3.0					3.0

Stock-based compensation expense (4)	3.2	0.4	0.2	0.1	0.4	2.1	6.1	0.7	0.4	0.3	0.5	4.2

Depreciation and amortization (4)	10.4	4.2	1.0	1.5	3.0	0.7	19.3	8.0	1.7	2.3	6.1	1.2
Interest expense net (4)	7.3					7.3	13.6					13.6
Other finance expenses / (income) (4)	(0.1)					(0.1)	(0.2)					(0.2)
Income tax (4)	1.1					1.1	1.2					1.2
Adjusted EBITDA	$26.2	$9.7	$13.1	$4.0	$6.5	$(7.1)	$47.4	$19.2	$26.0	$7.3	$8.0	$(13.1)

Adjusted EBITDA	£20.9	£7.7	£10.5	£3.2	£5.1	£(5.6)	£38.3	£15.5	£21.1	£5.9	£6.5	£(10.7)

Exchange Rate - $ to £ (5)	1.25						1.24

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Three and Six Months ended June 30, 2022

All amounts included herein relating to the prior year have been rounded except where otherwise stated. As prior-year figures are rounded, numbers presented as such throughout this document may not add up precisely to the totals we provide.

	For the Three-Month Period ended						For the Six-Month Period ended
	June 30,						June 30,
(In millions)	2022						2022
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$7.2	$4.6	$11.1	$2.2	$4.1	$(14.8)	$8.4	$11.2	$19.7	$4.2	$2.7	$(29.4)

Items Relating to Legacy Activities:
Pension charges (1)	0.3					0.3	0.4					0.4

Items outside the normal course of business:
Acquisition and integration related transaction expenses (2)	0.1	0.1				-	0.2					0.2

Stock-based compensation expense (4)	2.6	0.3	0.2	0.2	0.1	1.8	5.4	0.6	0.3	0.3	0.3	3.9

Depreciation and amortization (4)	10.1	4.5	0.7	0.7	3.5	0.7	20.5	9.2	1.4	1.5	7.2	1.2
Interest expense net (4)	6.0					6.0	12.5					12.5
Profit on disposal of business (6)	-					-	(0.9)	(0.9)				-
Other finance expenses / (income) (4)	(0.3)					(0.3)	(0.6)					(0.6)
Income tax (4)	0.2					0.2	0.3					0.3
Adjusted EBITDA	$26.1	$9.5	$12.0	$3.1	$7.7	$(6.2)	$46.2	$20.1	$21.4	$6.0	$10.2	$(11.5)

Adjusted EBITDA	£20.7	£7.5	£9.5	£2.5	£6.2	£(5.0)	£35.7	£15.6	£16.5	£4.6	£8.0	£(9.0)

Exchange Rate - $ to £ (5)	1.26						1.29

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Notes to Adjusted EBITDA reconciliation tables above:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.

(2)	Acquisition and integration related transaction expenses, are as described above in the Results of Operations line item discussions.

(3)	“Costs of group restructure” include redundancy costs, Payments In Lieu of Notice costs and any associated employer taxes. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs or be in relation to the exit of an Executive.

(4)	Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(5)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

(6)	“Profit on disposal of trade & assets” — In January 2022, the Company sold its Italian VLT business, including all terminals and other assets, staff costs and facilities and contracts to a non-connected party, recognizing a profit on this disposal.

Reconciliation to Adjusted Revenue

We believe that accounting for Low Margin hardware sales in conformance with U.S. GAAP can result in a distorted presentation of our revenue and growth. Therefore, we use Revenue Excluding Low Margin Sales, or Adjusted Revenue, to internally analyze our operating performance. A reconciliation from revenue, as shown in our Consolidated Statements of Operations and Comprehensive Loss included elsewhere in this report, to Adjusted Revenue is shown below.

All amounts included herein relating to the prior year have been rounded except where otherwise stated. As prior-year figures are rounded, numbers presented as such throughout this document may not add up precisely to the totals we provide.

	For the Three-Month Period ended		For the Six-Month Period ended
	June 30,	June 30,	June 30,	June 30,
(In millions)	2023	2022	2023	2022

Net revenues	$80.4	$71.3	$146.4	$131.9
Less Low Margin Gaming Sales	(4.4)	-	(4.4)	-
Adjusted Revenue	$76.0	$71.3	$142.0	$131.9

Adjusted Revenue	£60.7	£56.7	£115.0	£101.9

Exchange Rate - $ to £	1.25	1.26	1.24	1.29

Liquidity and Capital Resources

Six Months ended June 30, 2023, compared to Six Months ended June 30, 2022

All amounts included herein relating to the prior year have been rounded except where otherwise stated. As prior-year figures are rounded, numbers presented as such throughout this document may not add up precisely to the totals we provide.

	Six Months ended		Variance
(in millions)	Jun 30,	Jun 30,
	2023	2022	2023 to 2022
Net profit	$3.9	$8.4	$(4.5)
Amortization of debt fees	1.0	0.8	0.2
Change in fair value of derivative liabilities and stock-based compensation expense	6.4	5.8	0.6
Depreciation and amortization (incl RoU assets)	20.5	21.9	(1.4)
Other net cash generated/(utilized) by operating activities	5.7	(21.0)	26.7
Net cash provided by operating activities	37.5	15.9	21.6

Net cash used in investing activities	(20.6)	(22.0)	1.4
Net cash generated/(used) by financing activities	(0.8)	(5.4)	4.6
Effect of exchange rates on cash	1.0	(4.5)	5.5
Net increase/(decrease) in cash and cash equivalents	$17.1	$(16.0)	$33.1

Net cash provided by operating activities

For the six months ended June 30, 2023, net cash inflow provided by operating activities was $37.5 million, compared to a $15.9 million inflow for the six months ended June 30, 2022, representing a $21.6 million increase in cash generation from operating activities. This increase was driven primarily through improved working capital levels with the six months ended June 30, 2023 benefiting from an increase in deferred revenue due to the timing of invoicing.

Depreciation and amortization decreased by $1.4 million, to $20.5 million, with a $1.6 million reduction in machine depreciation and a $0.2 million reduction in right of use asset amortization offset by a $0.7 million increase in software development amortization.

Other net cash generated/(utilized) by operating activities increased by $26.7 million, to a $5.7 million inflow. The relative movements between the six months ended June 30, 2023 and the six months ended June 30, 2022 resulted in favorable movements in deferred revenue and tax $26.8m and $7.4 million respectively due to invoice timing and accounts receivable $3.4 million due to timing of sales the levels of which will fluctuate during the year as a result of the timing of the Low Margin Vantage machine rollout.These are partly offset by a $4.6 million inventory increase and a $7.7 million rise in accounts payable and accruals.

Net cash used in investing activities

Net cash utilized in investing activities decreased by $1.4 million, to $20.6 million during the six months ended June 30, 2023. This was driven by lower spend on plant, property and equipment of $2.2 million offset by a $0.8 million increase in capitalized software spend.

Net cash used by financing activities

During the six months ended June 30, 2023, net cash used by financing activities was $0.8 million, with $0.7 million of finance lease spend and $0.1 million on share repurchases. During the six months ended June 30, 2022, net cash utilized by financing activities was $5.4 million consisting of finance lease spend of $0.3 million and share repurchases of $5.1 million.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of June 30, 2023, we had liquidity consisting of $42.1 million in cash and cash equivalents and a further $25.4 million of undrawn revolver facility. This compares to $31.8 million of cash and cash equivalents as of June 30, 2022, with a further $24.3 million of revolver facilities undrawn. We had a working capital inflow of $5.7 million for the six months ended June 30, 2023, compared to a $21.0 million outflow for the six months ended June 30, 2022.

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

Some of our business operations require cash to be held within the machines. As of June 30, 2023, $5.8 million of our $42.1 million of cash and cash equivalents were held as operational floats within the machines. At June 30, 2022, $4.5 million of our $31.8 million of cash and cash equivalents were held as operational floats within the machines

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through August 2024.

Long Term and Other Debt

All amounts included herein relating to the prior year have been rounded except where otherwise stated. As prior-year figures are rounded, numbers presented as such throughout this document may not add up precisely to the totals we provide.

(In millions)	June 30, 2023		June 30, 2022
Cash held	£33.1	$42.1	£26.2	$31.8
Original principal senior debt	(235.0)	(298.8)	(235.0)	(285.4)
Cash interest accrued	(1.5)	(1.9)	(1.5)	(1.8)
Finance lease creditors	(2.2)	(2.8)	(2.1)	(2.5)
Total	£(205.6)	$(261.4)	£(212.4)	$(257.9)

Debt Covenants

Under our debt facilities in place as of June 30, 2023, we are not subject to covenant testing on the Senior Secured Notes. We are, however, subject to covenant testing at the level of Inspired Entertainment Inc., the ultimate holding company, on our Super Senior Revolving Credit Facility which requires the Company to maintain a maximum consolidated senior secured net leverage ratio of 6.0x on March 31, 2022, stepping down to 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Financial Covenant does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at June 30, 2023 showed covenant compliance with a net leverage of 2.4x.

There were no breaches of the debt covenants in the periods ended June 30, 2023 or June 30, 2022.

Liens and Encumbrances

As of June 30, 2023, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Share Repurchases

The Board of Directors has authorized that the Company may use up to $25.0 million to repurchase Inspired shares of common stock, subject to repurchases being effected on or before May 10, 2025. Management has discretion as to whether to repurchase shares of the Company. In the six months ended June 30, 2023 $0.1 million of shares were repurchased giving an aggregate spend of $10.5 million in repurchasing our shares of common stock.

Contractual Obligations

As of June 30, 2023, our contractual obligations were as follows:

All amounts included herein relating to the prior year have been rounded except where otherwise stated. As prior-year figures are rounded, numbers presented as such throughout this document may not add up precisely to the totals we provide.

		Less				More
Contractual Obligations (in millions)	Total	than 1 yr	1-2 years	2-3 years	3-5 years	than 5 yrs
Operating activities
Interest on long term debt	$70.6	$23.5	$23.5	$23.6	$-	$-
Purchase of Vantage machines	19.7	19.7		-	-	-
Financing activities
Senior bank debt - principal repayment	298.8	-		298.8	-	-
Finance lease payments	2.8	0.9	0.9	0.6	0.4	-
Operating lease payments	8.1	2.9	1.9	0.9	1.1	1.3
Interest on non-utilisation fees	0.9	0.4	0.3	0.2	-	-
Total	$400.9	$47.4	$26.6	$324.1	$1.5	$1.3

Off-Balance Sheet Arrangements

As of June 30, 2023, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

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

Interest Rate Risk

Following the Company’s refinancing of its debt in May 2021, the external borrowings of £235.0 million ($298.8 million) are provided at a fixed rate. Therefore, movements in rates such as LIBOR do not impact on the current borrowings and the only fluctuation that is expected to be reported will be that solely caused by movements in the exchange rates between the Company’s functional currency and its reporting currency.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. To estimate our foreign currency exchange rate risk, we identify material Euro and US Dollar trading and balance sheet amounts and recalculate the result using a 10% movement in the GBP:US Dollar exchange rate. For the trading figures the 10% movement is based on the average exchange rate throughout the reported period and for the balance sheet figures the 10% movement is based on the exchange rate used at June 30, 2023.

Excluding intercompany balances, our Euro functional currency net assets total approximately $8.3 million, and our US Dollar functional currency net assets total approximately $22.0 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of June 30, 2023, would result in favorable translation adjustments of approximately $0.8 million and $2.2 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained gains from Euro based entities earned in Euros and retained losses from USD based entities earned in US Dollars in the six months ended June 30, 2023, were €5.8 million and $10.1 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of June 30, 2023, would result in translation adjustments of approximately $0.6 million favorable and $0.9 million unfavorable, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results unfavorably by approximately $0.6 million and would result in unfavorable translation adjustments of approximately $7.8 million, recorded in other comprehensive loss.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2023, due to the material weaknesses described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023. Management has redesigned existing controls and is implementing additional controls designed to remediate these material weaknesses; however, these controls have not operated effectively over a sufficient period of time in order to conclude that the material weaknesses have been fully remediated.

Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2023, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Between May 2023 and June 2023, we granted an aggregate of 378,000 RSUs to members of management and other personnel under the Company’s 2023 Omnibus Incentive Plan (including sign-on grants covering an aggregate of 250,000 Adjusted EBITDA RSUs and 125,000 stock-price based RSUs), which are not covered by a registration statement. The issuances did not involve a public offering of securities and, accordingly, the Company believes that the transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The Company’s share repurchase activities for the three months ended June 30, 2023 were as follows(1):

Period	Number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs

April 1, 2023 to April 30, 2023	–	$–	–	$–
May 1, 2023 to May 31, 2023	–	$–	–	$–
June 1, 2023 to June 30, 2023	3,931	$14.01	3,931	$14,500,506
	3,931	$14.01	3,931	$14,500,506

(1)	On May 10, 2022, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of shares of the Company’s common stock (the “Share Repurchase Program”), exclusive of any fees, commissions or other expenses related to such repurchases, on or prior to May 10, 2025. The first repurchases under the Share Repurchase Program were made on May 24, 2022.

(2)	The average price paid per share includes commissions related to the repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1*	Second Amended and Restated By Laws of Inspired Entertainment, Inc.
10.1#*	Inspired Entertainment, Inc. 2023 Omnibus Incentive Plan.
10.2#*	Inspired Entertainment, Inc. Non-Employee Director Compensation Policy (updated as of May 9, 2023).
10.3#*	Performance-Based Grant Agreement, dated May 9, 2023, between the Company and Brooks H. Pierce.
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: August 11, 2023		/s/ A. Lorne Weil
	Name:	A. Lorne Weil
	Title:	Executive Chairman
(Principal Executive Officer)

Date: August 11, 2023		/s/ Stewart F.B. Baker
	Name:	Stewart F.B. Baker
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

