Form 10-K/A
period 2022-12-31
Inspired Entertainment, Inc.
filed 2024-02-27
CIK 1615063

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the registrant’s common stock, other than shares held by persons who may be deemed to be affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $187.3 million. For the purpose of this disclosure, executive officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant.

As of March 13, 2023, there were 26,246,021 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

As of February 22, 2024, there were 26,219,021 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the 2023 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement was filed with the Securities and Exchange Commission on April 12, 2023.

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

ii

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment” or “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2022 originally filed with the Securities and Exchange Commission (“SEC”) on March 16, 2023 (the “Original Filing”) by Inspired Entertainment, Inc. (the “Company,” “we,” “our” or “us”).

Restatement and Revision

As previously reported by the Company in a Current Report on Form 8-K filed with the SEC on November 8, 2023, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, in consultation with the Company’s management, determined that (i) the Company’s previously issued audited consolidated financial statements as of December 31, 2021 and 2022 and for the years ended December 31, 2020, 2021 and 2022 included in the Company’s Annual Report on Form 10-K, (ii) associated reports of the Company’s independent registered public accounting firm, Marcum LLP (“Marcum”), and (iii) the Company’s previously issued unaudited condensed consolidated financial statements during those years and for the first and second quarters of 2023 included in the Company’s Quarterly Reports on Form 10-Q (the “Subject Periods”) contained accounting errors primarily relating to compliance with U.S. GAAP in connection with the Company’s accounting policies for capitalizing software development costs. The errors related primarily to the application of the relevant accounting standards to projects, including the timing of capitalization with respect to software development projects and the nature of costs eligible for capitalization. As a result of these errors, the Audit Committee determined that the Company’s previously issued consolidated financial statements for the Subject Periods should no longer be relied upon and should be restated. Similarly, any previously issued or filed reports, press releases, earnings releases, investor presentations or other communications of the Company describing the Company’s financial results or other financial information relating to the Subject Periods should no longer be relied upon. As a result of the Company evaluation, additional errors were identified, which are further described below. Additionally, the previous reports of Marcum on the Company’s consolidated financial statements as of December 31, 2021 and 2022 and for the years ended December 31, 2020, 2021 and 2022 likewise should no longer be relied upon.

The purpose of this Amendment is to restate the Company’s previously issued audited consolidated financial statements as of December 31, 2021 and 2022 and for the fiscal years ended December 31, 2020, 2021 and 2022, respectively. The restatement of the annual periods has been reflected within Part II, Item 8 “Financial Statements and Supplementary Data-Note 2 to the Consolidated Financial Statements.

Management has also revised Item 9A of this Form 10K/A after reassessing the control environment and identifying additional material weaknesses.

The Company has also revised its unaudited consolidated financial statements for the three months ended March 31, 2023 and 2022, the three and six months ended June 30, 2023 and 2022, and the three and nine months ended September 30, 2022 for these periods, and these revisions will be affected in connection with the future filing of the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

Although on December 31, 2023, the Company was a smaller reporting company, as defined in Rule 12b-2 promulgated under the Exchange Act, the Company ceased to be a smaller reporting company for periods on and after January 1, 2024.

Changes Reflected in the Restatement

For the convenience of the reader, this Amendment sets forth our Original Filing in its entirety, as amended by the changes related to the restatement. This Amendment does not reflect events occurring after the filing of our Original Filing, or modify or update those disclosures, except as applicable in our financial statement footnote subsequent event disclosures. The following sections of our Original Filing have been amended:

● Part I- Item 1 – Business;

● Part I - Item 1A Risk Factors;

● Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations;

● Part II - Item 8 – Report of Independent Registered Public Accounting Firm;

● Part II - Item 8 - Financial Statements;

● Part II - Item 9A – Controls and Procedures;

● Part II - Item 9A - Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting; and

● Part IV - Item 15 – Exhibits, Certifications.

This Amendment has been signed as of the date hereof and all certifications of our Principal Executive Officer and Principal Financial Officer are given as the date hereof. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

iii

Restatement Background

As previously reported by the Company on a Current Report on Form 8-K filed with the SEC on March 23, 2023, on March 17, 2023, the Company dismissed Marcum as its independent registered public accounting firm and engaged KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023 and the related interim periods. In connection with the preparation of the financial statements of the Company for the quarterly period ended September 30, 2023, KPMG identified certain accounting errors relating to compliance with U.S. GAAP in connection with the Company’s accounting policies for capitalizing software development costs. The errors related primarily to the application of the relevant accounting standards to projects, including the timing of capitalization with respect to software development projects and the nature of costs eligible for capitalization.

As previously reported by the Company on Form 8-K filed with the SEC on November 8, 2023, on November 2, 2023, the Audit Committee, in consultation with the Company’s management, determined that (i) the Company’s previously issued audited consolidated financial statements as of December 31, 2021 and 2022 and for the years ended December 31, 2020, 2021 and 2022 included in the Company’s Annual Report on Form 10-K, (ii) associated reports of the Company’s independent registered public accounting firm, and (iii) the Company’s previously issued unaudited condensed consolidated financial statements during those years, and for the first and second quarters of 2023 included in the Company’s Quarterly Reports on Form 10-Q contained the accounting errors set forth above. Following the determination by the Audit Committee, the Company retained independent accounting consultants and undertook an investigation with respect to the appropriate accounting treatment of its software development costs and other matters.

As previously reported by the Company on a Current Report on Form 8-K filed with the SEC on November 29, 2023, on November 22, 2023, the Company dismissed KPMG as its independent registered public accounting firm and re-engaged Marcum as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023 and the related interim periods.

Other Adjustments

In addition to the material software development matters described above, various other material and immaterial prior period errors or misstatements have been identified including in the areas of revenue, inventory, leasing, pension, earnings per share and other reclassification and minor items. For additional information regarding the revision of prior annual periods see Part II, Item 8 “Financial Statements and Supplementary Data-Note 2 to the Consolidated Financial Statements – Restatement of Previously Issued Financial Statements.”

Internal Control Over Financial Reporting

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that, due to the additional material weaknesses identified relating to the failure to properly design and operate monitoring control activities, the Company did not maintain effective internal control over financial reporting as of December 31, 2022. As such, Management’s Reports on Internal Control over Financial Reporting as of December 31, 2022 should no longer be relied upon. For a description of the material weakness in internal control over financial reporting and actions taken, and to be taken, to address the material weakness, see Part II, Item 8 “Financial Statements and Supplementary Data” and Item 9A. “Controls and Procedures” of this Form 10-K/A. In addition, the Company’s independent registered public accounting firm has restated its report on the Company’s internal control over financial reporting and issued an adverse opinion.

iv

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

Our customer base includes regulated operators of lotteries, licensed sports bookmakers, gaming and bingo halls, casinos and regulated online operators, adult gaming centers, pubs, holiday parks, and motorway service areas. Some of our key customers include William Hill, SNAI, Sisal, Lottomatica, Betfred, Paddy Power, Betfair, Genting, bet365, Sky Bet, Fortuna, the Greek Organisation of Football Prognostics S.A. (OPAP.), Entain, the Pennsylvania Lottery, Bourne Leisure, Greentube, Stonegate, Mitchells & Butler, Marstons, Greene King, JD Wetherspoon, Parkdean Resort, Center Parcs Resorts and Novomatic. Geographically, 74% of our revenues (excluding VAT-related revenue) for the year ended December 31, 2022 were generated from our UK operations, with the remainder generated from Greece and the rest of the world. Our products are designed to operate within applicable gaming and lottery regulations and our customers are regulated gaming or lottery operators or are otherwise licensed to operate our products.

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

We are headquartered in the United States, with principal operating facilities located in the United Kingdom, India and Italy. As of December 31, 2022, we had approximately 1,600 employees, approximately 1,500 of which were full-time. We generated total revenue of $281.6 million and Adjusted EBITDA of $99.0 million for the year ended December 31, 2022.

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

As of December 31, 2022, we had a total installed base of 34,903 units, which were operated primarily under participation-based contracts. We generate revenue by participating, typically as a function of gross revenue from each machine, in a percentage of volumes generated by these machines. Because we participate in our customers’ revenues under such contracts, we are aligned with our customers in benefitting from the introduction of our new content, which can drive growth of the win per unit per day of our installed base. Additionally, we earn revenue through the sale of units, as well as receiving a fixed daily fee for some of our installed units. During 2022, we sold 3,027 units, 53% of these in the UK and 47% internationally. With our participation-driven business model, approximately 96% of service revenue for our Gaming segment was recurring in nature in 2022 (excluding $2.0 million of performance bonus revenue and $1.0 million of VAT-related revenue) and derived under long-term contracts. We have successfully renewed contracts with our three largest customers in the UK LBO market.

For the year ended December 31, 2022, our Gaming segment generated revenue and Adjusted EBITDA of $111.3 million and $43.7 million, respectively (excluding VAT related income), as compared to the year ended December 31, 2021, during which we generated $81.4 million and $26.7 million in revenue and Adjusted EBITDA, respectively (excluding VAT related income).

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

For the year ended December 31, 2022, our Virtual Sports segment generated revenue and Adjusted EBITDA of $54.2 million and $44.9 million, respectively, as compared to the year ended December 31 2021, during which we generated $35.0 million and $27.5 million in revenue and Adjusted EBITDA, respectively. Virtual Sports revenue generated through online and mobile channels has increased from $34.3 million in 2021 to $53.9 million in 2022.

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

Our Interactive products are typically offered to operators on a participation basis, whereby we receive a percentage of total amount of stakes wagered or a percentage of net gaming revenue. For the year ended December 31, 2022, our Interactive segment generated revenue and Adjusted EBITDA of $20.6 million and $11.3 million, respectively. With our participation-driven business model, approximately 100% of revenue for our Interactive segment is recurring in nature and derived under long-term contracts for which our standard term is three years in duration. We have successfully renewed all of our key Interactive contracts expiring over the last three years. We believe the COVID-19 global pandemic accelerated the market adoption of interactive gaming by end-users, and that our EBITDA margins in this segment will expand as our revenue grows due to the low variable costs we expect to incur on incremental revenue, versus our existing base of revenue.

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

Overall, our Leisure segment had, as of December 31, 2022, an installed base of over 16,000 gaming terminals, which were operated primarily under participation-based contracts. We generate revenue by participating, typically as a function of gross revenue from each machine, in a percentage of volumes generated by these machines. Because we participate in our customers’ revenues under such contracts, we are aligned with our customers in benefitting from the introduction of our new content, which can drive growth in the win per unit per day of our installed base. Additionally, we earn revenue through the sale of units, as well as a fixed daily fee for certain of our installed units. With our participation-driven business model, approximately 97% of revenue for our Leisure segment is recurring in nature and derived under long-term contracts. Notably, we have successfully renewed contracts with pub operators Greene King, Marstons PLC, Mitchells & Butlers, Admiral Taverns, Stonegate and Whitbread. We have also secured new contracts with Bourne Leisure and Butlins.

For the year ended December 31, 2022, our Leisure segment generated revenue and Adjusted EBITDA of $95.5 million and $24.3 million, respectively.

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

Substantial Recurring Revenue Supported by Long-Term Participation-Based Contracts

We believe our robust recurring revenue business model will drive our performance and free cash flow generation. For the year ended December 31, 2022, our recurring revenue, which included revenue generated from participation-based contracts and licensing arrangements, represented 86% of total revenue (87% excluding VAT-related revenue and $2.0 million of performance bonus), as compared to approximately 85% of total revenue (86% excluding VAT-related revenue) for the year ended December 31, 2021.   Our content and products, which are provided primarily pursuant to long-term contracts, are essential to generating revenue for our customers and satisfying the demand of our end users. Our long-term contracts typically have an initial duration of three to five years depending on the business segment and the customer and, over the last three years, we have successfully renewed the significant majority of expiring contracts with key customers in our Gaming, Virtual Sports and Interactive segments, and have successfully renewed all expiring contracts with key customers in our Leisure segment since the Company’s acquisition of the Gaming Technology Group of Novomatic UK Ltd., a division of Novomatic Group, an international supplier of gaming equipment and solutions in October 2019 (the “NTG Acquisition”).

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

Our Interactive business has expanded rapidly, with revenue growing at an approximate compound annual growth rate of 65% on a functional currency at constant rate basis between 2019 and 2022. We believe this growth has been driven, in part, by our content library of over 100 slot games . Many of our recent game launches, including Gold Cash Free SpinsTM, Big Fishing FortuneTM, and the Reel King ® family of games, have been omni-channel, offering a premium player experience across multiple platforms – though, unlike our older games, they originated online and, once proved successful, were migrated to retail platforms.

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

Risks Relating to Our Status as a Public Company and Ownership of Our Common Stock

We have restated our financial statements and as part of that process, have identified material weaknesses in our internal control over financial reporting as of December 31, 2022. The Restatement has consumed a significant amount of management time and resources and may continue to do so. In addition, the Restatement, as well as the identification of material weaknesses in our internal controls, will subject us to a number of additional risks and uncertainties, including the increased possibility of legal proceedings and could adversely impact our operations.

As discussed in the Explanatory Note to this Amendment, we decided to restate certain financial information in our previously issued financial statements for the Affected Periods. The Restatement has resulted in substantial costs in the form of accounting, legal fees, and similar professional fees, in addition to the substantial diversion of time and attention of our senior management and members of our accounting team in preparing the Restatement.

In addition, as a result of the Restatement we have identified a material weakness related to an assessment of the incremental risk of noncash activities on the consolidated statement of cash flows that was not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we have undertaken substantial work to try to maintain effective internal controls and have taken action to remediate the material weaknesses identified in connection with the Restatement, we cannot be certain that we will be successful in our remediation efforts or in maintaining adequate internal controls over our financial reporting and financial processes going forward. As a result of the material weaknesses, management determined that our internal controls were ineffective as of December 31, 2022. If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the value of our shares.

Further, as a result of the Restatement and the identification of material weaknesses in our internal controls, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement, material weaknesses in our internal control over financial reporting, and the preparation of our financial statements. As of the date of this filing, we have no knowledge of any such litigation or dispute resulting from the Restatement or the material weaknesses in our internal control over financial reporting. However, we can provide no assurance that litigation or disputes will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

Revenue

We generate revenue in five principal ways: i) on a participation basis, ii) on a fixed rental fee basis, iii) through product sales, iv) through software license fees and v) managed service provision. Participation revenue generally includes a right to receive a share of our customers’ gaming revenue, typically as a share of net win but sometimes as a share of the handle or “coin in” which represents the total amount wagered.

Geographic Range

Geographically, the majority of our revenue is derived from, and the majority of our non-current assets are attributable to, our UK operations. The remainder of our revenue is derived from, and non-current assets attributable to, Greece and the rest of the world (including North America).

For the twelve months ended December 31, 2022, we derived approximately 74% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), 8% from Greece, and the remaining 18% across the rest of the world. During the twelve months ended December 31, 2021, we derived approximately 72%, 9% and 19% of our revenue from those regions, respectively.

As of December 31, 2022, our non-current assets (excluding goodwill) were attributable as follows: 79% to the UK, 6% to Greece and 15% cross the rest of the world.

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

During the twelve months ended December 31, 2022, we derived approximately 26% of our revenue from sales to customers outside the UK, compared to 28% during the twelve months ended December 31, 2021.

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

A discussion and analysis of the Company’s consolidated results of operation and results of operations for each of the Company’s segments for the twelve-month period ended December 31, 2021, compared to the same period in 2020, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2021 filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2022. With the exception of the goodwill impairment charge of $22.4 million that occurred during the year ended December 31, 2020, there were no significant changes in the trends, discussions and analyses included therein. Refer to Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” of the accompanying audited financial statements for further details related to the Restatement and correction of errors and the impact on our consolidated financial statements and underlying financial data.

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

Restatement of Previously Issued Financial Statements

On November 2, 2023, the Company, in concurrence with the Company’s audit committee, concluded that our 2023 and 2022 consolidated financial statements, included in our Annual Reports on Form 10-K as of December 31, 2022 and 2021 and for the fiscal years ended December 31, 2022, 2021, and 2020 (collectively the “Prior Period Financial Statements”), should no longer be relied upon due to misstatements that are described below, and that we would restate such financial statements to make the necessary accounting corrections. Details of the restated consolidated financial statements as of December 31, 2022 and 2021 and for the fiscal years ended December 31, 2022, 2021 and 2020 are more fully described in Note 2 of the notes to the financial statements included herein.

The Company issued a revision for capitalized software and related amortization expense in the quarterly report on Form 10-Q filed on August 11, 2023 for the period ended June 30, 2023 to the numbers previously presented in the Form 10-K filed on March 16, 2023 for the year ended December 31, 2022 (the “Revision”). This revision related to certain completed software development projects were, but should not have been, delayed in the shift from work in progress to completed projects. Consequently, the commencement of amortization for certain projects was delayed and the reported amortization was lower than the actual amortization. This issue is distinct from the capitalized software restatements below.

Overall Company Results

Twelve Months ended December 31, 2022, compared to Twelve Months ended December 31, 2021

	For the Twelve-Month		Variance
	Period ended		2022 vs 2021
(In millions)	Dec 31, 2022 As Restated	Dec 31, 2021 As Restated	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$248.4	$180.2	$(28.8)	$97.0	53.8%	37.8%
Product	33.2	25.6	(4.1)	11.7	45.7%	29.7%
Total revenue	281.6	205.8	(32.9)	108.7	52.8%	36.8%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(71.4)	(51.8)	8.2	(27.8)	53.7%	37.8%
Cost of Product	(21.9)	(17.8)	2.6	(6.7)	37.6%	23.0%
Selling, general and administrative expenses	(91.1)	(77.3)	11.2	(25.0)	32.3%	17.9%
Stock-based compensation	(10.8)	(13.0)	1.2	1.0	(7.7%)	(16.9%)
Acquisition and integration related transaction expenses	(0.5)	(1.6)	0.1	1.0	(62.5%)	(68.8%)
Depreciation and amortization	(39.9)	(48.8)	4.9	4.0	(8.2%)	(18.2%)
Net operating Income (Loss)	46.0	(4.5)	(4.7)	55.2	(1226.7%)	(1122.2%)
Other income (expense)
Interest expense, net	(25.3)	(44.3)	3.2	15.8	(35.7%)	(42.9%)
Change in fair value of warrant liability	-	0.9	-	(0.9)	(100.0%)	(100.0%)
Profit on disposal of trade & assets	0.9	-	0.0	0.9	N/A	N/A
Other finance income (expense)	1.1	5.7	(0.1)	(4.5)	(78.9%)	(80.7%)
Total other income (expense), net	(23.3)	(37.7)	3.1	11.3	(30.0%)	(38.2%)
Net Income (loss) from continuing operations before income taxes	22.7	(42.2)	(1.6)	66.5	(157.6%)	(153.8%)
Income tax expense	(2.1)	1.6	0.3	(4.0)	(250.0%)	(231.3%)

Net Income (Loss)	$20.6	$(40.6)	$(1.3)	$62.5	(153.9%)	(150.7%)

Exchange Rate - $ to £	1.23	1.37

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

For the twelve months ended December 31, 2022, revenue on a functional currency (at constant rate) basis increased by $108.7 million, or 52.8%.

For the twelve-month period, Leisure and Gaming service revenue grew by $38.5 million and $30.4 million, respectively, predominately due to COVID-19 related closures and restrictions in the first six months of the prior year. Virtual Sports and Interactive grew by $25.6 million and $2.5 million, respectively, with $22.6 million of the Virtuals Sports increase from Online and $3.1 million from Retail.

Cost of Sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, for the twelve months ended December 31, 2022, increased by $34.5 million, or 50% The increase was driven by Cost of Service of $27.8 million due to COVID-19 related closures in the prior period, and a $6.7 million increase in Cost of Product.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses for the twelve months ended December 31, 2022 increased by $25.0 million, or 32.3%.

The increase was driven primarily by the increase in staff cost of $22.6 million, due to the return of furloughed staff and return to full pay for the current period as well as wage inflation particularly increases in the ‘UK’s national living wage’ of 6.6% (The National Living Wage is an obligatory minimum wage payable to workers in the United Kingdom).

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

Depreciation and amortization

Depreciation and amortization decreased for the twelve-month period by $4.0 million. This was mostly driven by Gaming and Leisure with reductions of $2.9 million and $0.9 million. The decrease in Gaming was due to a decrease in software amortization as software becomes fully amortized and machine depreciation as machines in Greece become fully depreciated.

Net operating income/(loss)

During the twelve-month period, net operating income was $46.0 million, an increase of $55.2 million. These increases were attributable primarily to the increases in revenue driven by the COVID-19 closures and restrictions in 2021, as well as growth in online revenue and the decrease in depreciation, partly offset by an increase in Cost of sales and SG&A expenses.

Interest expense, net

Interest expense, net decreased by $15.8 million in the twelve-month period ended December 31, 2022, which was due to the refinancing in the previous year with savings due to lower debt interest of $0.6 million, lower debt fee amortization of $0.9 million and the $14.1 million write-off of debt fees relating to the previous debt.

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

Other finance income

Other finance income for the twelve months ended December 31, 2022, was a $1.1 million gain. This compares to a $5.7 million gain inclusive of $4.5m FX retranslation of the principle balance of our senior debt facilities for the twelve months ended December 31, 2021.

Income tax expense

Our effective tax rate for the twelve months ended December 31, 2022 was (9.2%), compared to 3.8% for the twelve months ended December 31, 2021.

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

Net Income/ (loss)

During the twelve-month period, net income was $20.6 million, an increase of $62.5 million year-over-year, primarily due to an increase in net operating income $55.3 million, a decrease in interest expense, net $11.1 million, a decrease in other finance income and an increase in income tax expense of ($4.0 million).

Segment Results (for the twelve months ended December 31, 2022, compared to the twelve months ended December 31, 2021)

Gaming

We generate revenue from our Gaming segment through the delivery of our gaming terminals preloaded with proprietary gaming software, server-based content, as well as services such as terminal repairs, maintenance, software updates and upgrades on an when and if available basis and content development. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and any relevant regulatory levies) from gaming terminals placed in our customers’ facilities. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Gaming business is principally driven by changes in (i) the number of operator customers we have, (ii) the number of Gaming machines in operation, (iii) the net win performance of the machines and (iv) the net win percentage that we receive pursuant to our contracts with our customers.

Gaming, Key Performance Indicators

	For the Twelve-Month Period ended		Variance 2022 vs 2021
Gaming	Dec 31, 2022 As Restated	Dec 31, 2021 As Restated		%

End of period installed base (# of terminals) (3)	34,903	31,891	3,012	9.4%
Total Gaming - Average installed base (# of terminals) (3)	34,681	31,894	2,787	8.7%
Participation - Average installed base (# of terminals) (3)	31,268	29,189	2,079	7.1%
Fixed Rental - Average installed base (# of terminals)	3,412	2,705	707	26.1%
Service Only - Average installed base (# of terminals)	16,854	21,563	(4,709)	(21.8)%
Customer Gross Win per unit per day (1) (2) (3)	£91.0	£50.7	£40.3	79.5%
Customer Net Win per unit per day (1) (2) (3)	£66.5	£37.7	£28.8	76.4%
Inspired Blended Participation Rate	5.7%	6.4%	(0.7%)
Inspired Fixed Rental Revenue per Gaming Machine per week (2)	£48.5	£26.3	£22.2	84.4%
Inspired Service Rental Revenue per Gaming Machine per week (2)	£4.7	£3.4	£1.3	38.2%
Gaming Long term license amortization (£’m)	£4.3	£5.0	£(0.7)	(14.0%)
Number of Machine sales	3,027	3,372	(345)	(10.2)%
Average selling price per terminal	£7,843	£4,436	£3,407	76.8%

(1)	Includes all SBG terminals in which the Company takes a participation revenue share across all territories.

(2)	Includes all days of the year, including the days during which the Gaming terminals were not operating due to COVID-19 closures.

(3)	Includes circa 2,500 of lottery terminals (zero in the prior year) where the share is on handle instead of net win.

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

	For the Twelve-Month Period ended		Variance 2022 vs 2021
(In £ millions)	Dec 31, 2022 As Restated	Dec 31, 2021 As Restated		%
Gaming Recurring Revenue
Total Gaming Revenue	£90.4	£59.4	£31.0	52.2%

Gaming Participation Revenue	£43.5	£27.7	£15.8	57.0%
Gaming Other Fixed Fee Recurring Revenue	£12.6	£6.9	£5.7	82.6%
Gaming Long-term license amortization	£4.3	£5.2	£(0.9)	(17.3%)
Total Gaming Recurring Revenue *	£60.4	£39.8	£20.6	51.8%
Gaming Recurring Revenue as a % of Total Gaming Revenue †	66.8%	67.0%	(0.2%)

Total Gaming excluding VAT-related revenue	£89.6	£57.1
Gaming Recurring Revenue as a % of Total Gaming Revenue (excluding VAT-related revenue)	67.4%	69.7%

*	Does not reflect VAT-related revenue.

†	Total Gaming Revenue for the twelve-month period ended December 31, 2022 and 2021, includes £0.8 million and £2.3 million, respectively of VAT-related revenue, which is not reflected in Gaming Recurring Revenue for that period. Excluding VAT-related revenue, Gaming Recurring Revenue was 67% and 70%, respectively of Total Gaming Revenue for such period.

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

	For the Twelve-Month
	Period ended		Variance
(In millions)	Dec 31, 2022	Dec 31, 2021	2022 vs 2021		Total Functional Currency %

Service Revenue:
UK LBO	$40.7	$30.3	$10.4	34.3%	46.0%
UK VAT - Related Income	1.0	3.1	$(2.1)	(67.7%)	(65.5%)
UK Other	12.1	7.9	4.2	53.2%	81.3%
Italy	2.7	2.2	0.5	22.7%	37.7%
Greece	18.1	14.9	3.2	21.5%	35.1%
Rest of the World	0.7	0.4	0.3	75.0%	114.0%
Lotteries	5.1	-	5.1	NA	NA

Total Service revenue	$80.4	$58.8	$21.6	36.7%	51.7%

Exchange Rate - $ to £	1.23	1.37

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming, key events

Total Gaming Customer Gross Win per unit per day (in our functional currency, GBP) for the twelve-months ended December 31, 2022, increased by £40.3, or 80%, to £91.0. Much of the increase is driven by retail venues being closed during the first quarter of 2021 and part of the second quarter as a result of COVID-19 restrictions. Another factor was our first year recognizing the newly acquired Lottery business, which includes just under 2,500 lottery terminals (zero in the prior year) where the share is on handle instead of net win and achieves Gross Win per unit per day figures above the average of the remaining Gaming sector.

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

Gaming, Results of Operations

	For the Twelve-Month Period ended		Variance 2022 vs 2021
(In millions)	Dec 31, 2022 As Restated	Dec 31, 2021 As Restated	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$80.4	$58.8	$(8.8)	$30.4	51.7%	36.7%
Product	30.9	22.6	$(3.9)	12.2	54.0%	36.7%
Total revenue	111.3	81.4	(12.7)	42.6	52.3%	36.7%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(23.7)	(17.3)	$2.7	(9.1)	52.6%	37.0%
Cost of Product	(20.4)	(15.0)	$2.4	(7.8)	52.0%	36.0%
Total cost of sales	(44.1)	(32.3)	5.1	(16.9)	52.3%	36.5%

Selling, general and administrative expenses	(23.8)	(22.4)	$3.0	(4.4)	19.6%	6.3%

Stock-based compensation	(1.6)	(1.8)	$0.2	0.0	(0.0)%	(11.1)%

Depreciation and amortization	(19.6)	(24.6)	$2.1	2.9	(11.8)%	(20.3)%

Net operating Income (Loss)	$22.2	$0.3	$(2.3)	$24.2	8067%	7300%

Profit on disposal of trade & assets	0.9	-	-	0.9	N/A	N/A

Net Income (Loss)	$23.1	$0.3	$(2.3)	$25.1	8366%	7600%

Exchange Rate - $ to £	1.23	1.37

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

Gaming Revenue

During the twelve-month period, Gaming revenue increased by $42.6 million, or 52%, this was driven by a $30.4 million increase in Service revenue and $12.2 million increase in Product revenue.

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

Product revenue increase was primarily driven by higher Product sales of $9.3 million in North America, $3.3 million of UK sales and $1.6 million of higher spare sales , partly offset by lower sales of $2.1 million in Italy.

Gaming Operating Income

Operating income increased for the twelve-month period by $24.2 million. This increase was primarily due to the increase in revenues of $42.6 million and decrease in depreciation of $2.9 million, primarily due to the decrease in software amortization as software became fully amortized and due to a decrease in machine depreciation, as machines in Greece become fully depreciated. This was partially offset by an increase in Cost of sales of $16.9 million related to higher revenues and increase of $4.4 million in SG&A, as staff returned from furlough or to full salary.

Gaming Net Income

For the twelve-month period, Net income increased by $25.1 million, from an income of $0.3 million to an income of $23.1 million. This was due to the increase in Operating income and a $0.9 million profit from the disposal of trade and assets from the sale of part of the Italian VLT operations (see Gaming key events for more information).

Virtual Sports

We generate revenue from our Virtual Sports segment through the on premise licensing solution and hosting of our products. We primarily receive fees on a participation basis. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and other promotional costs and any relevant regulatory levies) from Virtual Sports content placed on our customers’ websites or in our customers’ facilities. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Virtual Sports segment is principally driven by the number of customers we have, the net win performance of the games and the net win percentage that we receive pursuant to our contracts with our customers.

Virtual Sports, Key Performance Indicators

	For the Twelve-Month Period ended		Variance 2022 vs 2021
	Dec 31, 2022 As Restated	Dec 31, 2021 As Restated		%
Virtuals
No. of Live Customers at the end of the period	66	61	5	8.2%
Average No. of Live Customers	65	60	5	8.3%
Total Revenue (£’m)	£44.1	£25.4	£18.7	73.6%
Total Revenue £’m - Retail	£9.0	£6.6	£2.4	36.4%
Total Revenue £’m - Online Virtuals	£35.2	£18.8	£16.4	87.2%

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

	For the Twelve-Month Period ended		Variance 2022 vs 2021
(In £ millions)	Dec 31, 2022 As Restated	Dec 31, 2021 As Restated		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£44.1	£25.4	£18.7	73.6%

Recurring Revenue - Retail Virtuals	£8.7	£6.6	£2.1	31.8%
Recurring Revenue - Online Virtuals	£35.1	£18.1	£17.0	93.9%
Total Virtual Sports Long-term license amortization	£-	£0.3	£(0.3)	(100%)
Total Virtual Sports Recurring Revenue	£43.8	£25.0	£18.8	75.2%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	99.3%	98.4%	0.9

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

We also signed a long-term extension to our contract with 49’s.

Virtual Sports, Results of Operations

	For the Twelve-Month Period ended		Variance 2022 vs 2021
(In millions)	Dec 31, 2022 As Restated	Dec 31, 2021 As Restated	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$54.2	$35.0	$(6.4)	$25.6	73.1%	54.9%

Cost of Service	(1.8)	(1.2)	0.2	(0.8)	66.7%	50.0%

Selling, general and administrative expenses	(8.0)	(7.7)	1.0	(1.3)	16.9%	(3.9%)

Stock-based compensation	(0.7)	(0.8)	0.1	0.0	0.0%	(12.5)%

Depreciation and amortization	(2.7)	(3.8)	0.3	0.8	(21.1%)	(28.9)%

Net operating Income (Loss)	$41.0	$21.5	$(4.8)	$24.3	113.0%	90.7%

Exchange Rate - $ to £	1.23	1.37

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

Virtual Sports revenue

During the twelve-month period, revenue increased by $25.6 million, or 73%. This increase was driven by $23.3 million increase in Online Virtuals, primarily driven by the growth from our existing online customers along with expanding jurisdictions, as well as increases in Retail Virtuals of $2.6 million, due to retail venues being open for the whole of the period compared to the prior period.

Virtual Sports operating income

Operating income increased by $24.3 million in the twelve-month period. This increase was primarily due to the increase in revenue of $25.6 million and a decrease in depreciation and amortization of $0.8 million, partly offset by an increase of $0.8 million of cost of sales.

Interactive

We generate revenue from our Interactive segment through various games content made available via third party aggregation platforms integrated with Inspired’s remote gaming server or directly on the Company’s remote gaming servers platform, and services such as customer support, platform maintenance, updates and upgrades. Typically, we receive fees on a participation basis.

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

Interactive, Key Performance Indicators

	For the Twelve-Month Period ended		Variance 2022 vs 2021
Interactive	Dec 31, 2022	Dec 31, 2021		%

No. of Live Customers at the end of the period	130	109	21	19.3%
Average No. of Live Customers	125	100	25	25.0%
No. of Live Games at the end of the period	270	232	38	16.4%
Average No. of Live Games	254	216	38	17.6%
Total Revenue (£’m)	£16.7	£15.0	£1.7	11.3%

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

Interactive, Results of Operations

	For the Twelve-Month Period ended		Variance 2022 vs 2021
(In millions)	Dec 31, 2022 As Restated	Dec 31, 2021 As Restated	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$20.6	$20.7	$(2.6)	$2.5	12.1%	0.5%

Cost of Service	(1.3)	(1.8)	0.2	0.3	16.7%	(27.8%)

Selling, general and administrative expenses	(8.0)	(6.8)	0.9	(2.1)	30.9%	17.6%

Stock-based compensation	(0.7)	(0.6)	0.1	(0.2)	33.3%	16.7%

Depreciation and amortization	(2.0)	(2.7)	0.2	0.5	(18.5%)	(25.9%)

Net operating Income (Loss)	$8.6	$8.8	$(1.2)	$1.0	11.4%	2.3%

Exchange Rate - $ to £	1.22	1.37

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

Interactive revenue

During twelve-month period, revenue increased by $2.5 million, primarily driven by recurring revenue growth due to the consistent launch of new content across the estate, growth in the customer base in new, emerging and core markets and increased promotional activity through exclusive deals with tier-one customers.

Interactive operating income

Operating income for the twelve-month period increased by $1.0 million. This increase was driven by the increase in revenue, partially offset by a $2.1 million increase in SG&A expenses driven by the investment in the segment to help drive revenues and for staff returning from furlough and to full pay.

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

Leisure, Key Performance Indicators

	For the Twelve-Month Period ended		Variance 2022 vs 2021
Leisure	Dec 31, 2022	Dec 31, 2021		%

End of period installed base Gaming machines (# of terminals)	11,008	11,418	(410)	(3.6)%
Average installed base Gaming machines (# of terminals)	10,960	11,576	(616)	(5.3)%
End of period installed base Other (# of terminals)	4,646	6,838	(2,192)	(32.1)%
Average installed base Other (# of terminals)	5,306	7,080	(1,774)	(25.1)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	6,102	6,087	15	0.2%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	1,334	2,092	(758)	(36.2)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	3,216	3,204	12	0.4%
Inspired Leisure Revenue per Gaming Machine per week	£64.3	£36.9	£27.4	74.3%
Inspired Pub Digital Revenue per Gaming Machine per week	£68.6	£36.2	£32.4	89.5%
Inspired Pub Analogue Revenue per Gaming Machine per week	£38.3	£22.5	£15.8	70.2%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£91.0	£50.3	£40.7	80.9%
Inspired Other Revenue per Machine per week	£19.7	£11.0	£8.7	79.1%

Total Holiday Parks Revenue (Gaming and Non Gaming) (£’m)	£30.0	£21.1	£8.9	42%

(1)	Motorway Service Area machines

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

	For the Twelve-Month Period ended		Variance 2022 vs 2021
(In £ millions)	Dec 31, 2022 As Restated	Dec 31, 2021 As Restated		%
Leisure Recurring Revenue
Total Leisure Revenue	£77.7	£50.0	£27.7	55.4%

Total Leisure Recurring Revenue	£75.4	£47.9	£27.5	57.4%
Leisure Recurring Revenue as a Percentage of Total Leisure Revenue	97.0%	95.8%	1.2

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

Leisure, Results of Operations

	For the Twelve-Month Period ended		Variance 2022 vs 2021
(In millions)	Dec 31, 2022 As Restated	Dec 31, 2021 As Restated	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$93.2	$65.7	$(11.0)	$38.5	58.6%	41.8%
Product	2.3	3.0	(0.2)	(0.5)	(16.7%)	(23.3%)
Total revenue	95.5	68.7	(11.2)	38.0	55.3%	39.0%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(44.6)	(31.5)	4.9	(18.0)	57.1%	41.6%
Cost of Product	(1.5)	(2.8)	0.0	1.3	(46.4%)	(46.4%)
Total cost of sales	(46.1)	(34.3)	4.9	(16.7)	48.7%	34.4%

Selling, general and administrative expenses	(25.4)	(19.5)	3.2	(9.1)	46.7%	30.3%

Stock-based compensation	(0.6)	(0.6)	0.1	(0.1)	16.7%	0.0%

Depreciation and amortization	(13.5)	(15.9)	1.5	0.9	(5.7%)	(15.1%)

Net operating Income (Loss)	9.9	(1.6)	$(1.5)	$13.0	(812.5%)	(718.8%)

Exchange Rate - $ to £	1.23	1.37

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

Service revenue increased by $38.5 million, driven by all markets being open for the whole of the period, particularly Pubs ($14.1 million), Holiday parks ($12.3 million), Motorway service areas ($8.1 million) and Bingo Halls ($2.3 million).

Leisure Operating Income/ (Loss)

Operating income for the twelve-month period improved by $13.0 million, from a loss of $1.6 million to income of $9.9 million. This was primarily due to the increase in revenue as venues reopened and COVID-19 restrictions were removed, as well as a reduction in depreciation and amortization of $0.9 million. This was partially offset by increases in Cost of sales ($16.7 million) and SG&A expenses ($9.1 million), due to staff returning from furlough and to full pay and in the later months from the increase in the UK national living wage.

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

Adjusted EBITDA is defined as net income (loss) excluding depreciation and amortization, interest expense, interest income and income tax expense, and other additional exclusions and adjustments (see Adjusted EBITDA reconciliation table). Such additional excluded amounts include stock-based compensation U.S. GAAP charges where the associated liability is expected to be settled in stock, and changes in the value of earnout liabilities and income and expenditure in relation to legacy portions of the business (being those portions where trading no longer occurs) including closed defined benefit pension schemes. Additional adjustments are made for items considered outside the normal course of business, including but not limited to (1) restructuring costs, which include charges attributable to employee severance, impairments, management changes, restructuring, dual running costs, costs related to facility closures and integration costs, (2) merger and acquisition costs and (3) gains or losses not in the ordinary course of business. This does not include any adjustments related to COVID-19.

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

Reconciliation to Adjusted EBITDA by segment for the Twelve Months ended December 31, 2022

		For the Twelve-Month Period ended Dec 31, 2022 As Restated
(In millions)	Statutory Heading	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	Net Income	$20.6	$23.1	$41.0	$8.6	$9.9	$(62.0)

Items Relating to Legacy Activities:
Pension charges (1)	SG&A	$0.7					0.7

Items outside the normal course of business:
Acquisition and integration related transaction expenses (2)	SG&A	$0.5	-				0.5
Acquisition and integration related transaction expenses (2)	Cost of Sale	$0.6	0.3			0.3	-
Litigation Settlement (3)	SG&A	$0.5		0.5			-

Stock-based compensation expense (4)	Stock-based compensation expense	$10.8	1.6	0.7	0.7	0.6	7.2

Depreciation and amortization (4)	Depreciation and amortization	$39.9	19.6	2.7	2.0	13.5	2.1
Interest expense net (4)	Interest expense net	$25.3					25.3
Profit on disposal of trade & assets (5)	Profit on disposal of trade & assets	$(0.9)	(0.9)				-
Other finance expenses / (income) (4)	Other finance expenses / (income)	$(1.1)					(1.1)
Income tax (4)	Income tax	$2.1					2.1
Adjusted EBITDA		$99.0	$43.7	$44.9	$11.3	$24.3	$(25.2)

Adjusted EBITDA		£80.3	£35.3	£36.5	£9.1	£19.7	£(20.3)

Exchange Rate - $ to £ (6)		1.23

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Twelve Months ended December 31, 2021

		For the Twelve-Month Period ended Dec 31,2021 As Restated
(In millions)	Statutory Heading	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)		$(40.6)	$0.3	$21.5	$8.8	$(1.6)	$(69.6)

Items Relating to Legacy Activities:
Pension charges (1)	SG&A	0.8					0.8

Items outside the normal course of business:
Acquisition and integration related transaction expenses (2)	SG&A	1.6					1.6
Refinancing of Company Debt (7)	SG&A	0.8					0.8
Italian tax related costs relating to prior years (8)	SG&A	1.4		1.4			-

Stock-based compensation expense (4)	Stock-based compensation expense	13.0	1.8	0.8	0.6	0.6	9.2

Depreciation and amortization (4)	Depreciation and amortization	48.8	24.6	3.8	2.7	15.9	1.8
Interest expense net (4)	Interest expense net	44.3					44.3
Change in fair value of warrant liability (4)	Change in fair value of warrant liability	(0.9)					(0.9)
Other finance expenses / (income) (4)	Other finance expenses / (income)	(5.7)					(5.7)
Income tax (4)	Income tax	(1.6)					(1.6)
Adjusted EBITDA		$61.9	$26.7	$27.5	$12.1	$14.9	$(19.3)

Adjusted EBITDA		£45.1	£19.6	£20.0	£8.7	£10.8	£(14.0)

Exchange Rate - $ to £ (6)		1.37

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Notes to Adjusted EBITDA reconciliation tables above:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.

(2)	Acquisition and integration related transaction expenses, are as described above in the Results of Operations line item discussions. For 2022 this includes a write-off of inventory items related to the integration of Gaming Technology Group of Novomatic UK Ltd.

(3)	“Litigation Settlement” refers to full and final settlement of a contractual dispute relating to a Development Services and Management Agreement.

(4)	Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(5)	“Profit on disposal of trade & assets” — In January 2022, the Company sold its Italian VLT business, including all terminals and other assets, staff costs and facilities and contracts to a non-connected party, recognizing a profit on this disposal.

(6)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

(7)	In May 2021, the Company refinanced its debt. These are outside of the write off of old debt fees recognized in the interest line.

(8)	“Italian tax related costs relating to prior years invoicing” relate to a settlement with the Italian Tax Authorities in respect of an audit for the period 2015-2017 in respect of the historic VAT treatment of supplies.

Liquidity and Capital Resources

Twelve Months ended December 31, 2022, compared to Twelve Months ended December 31, 2021

Cash Flow Summary - A Two Year Comparative

	Twelve Months ended		Variance
(in millions)	Dec 31,	Dec 31,
	2022, As Restated	2021, As Restated	2022 to 2021
Net profit/(loss)	$20.6	($40.6)	$61.2
Amortization of debt fees	1.8	17.2	(15.4)
Change in fair value of derivative and warrant liabilities and stock-based compensation expense	11.5	13.6	(2.1)
Foreign currency translation on senior bank debt and cross currency swaps	0.0	(4.7)	4.7
Depreciation and amortization (incl RoU assets)	43.4	53.3	(9.9)
Gain on disposal of business	(0.9)	0.0	(0.9)
Contract cost additions	(7.2)	(6.3)	(0.9)
Other net cash utilized by operating activities	(44.5)	(30.1)	(14.4)
Net cash provided by operating activities	24.7	2.4	22.3

Net cash used in investing activities	(32.6)	(32.4)	(0.2)
Net cash (used)/generated by financing activities	(11.0)	31.2	(42.2)
Effect of exchange rates on cash	(3.9)	(0.5)	(3.4)
Net decrease in cash and cash equivalents	($22.8)	$0.7	($23.5)

Net cash provided by operating activities

For the twelve months ended December 31, 2022, net cash inflow provided by operating activities was $24.7 million, compared to a $2.4 million inflow for the twelve months ended December 31, 2021, representing a $22.3 million increase in cash generation. This increase was driven primarily by trading levels through increases in our online businesses and the worldwide trading restrictions in the previous year resulting from the COVID-19 pandemic.

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

Following the refinancing in May 2021, there has been no foreign currency translation on senior bank debt and cross currency swaps. In the twelve months ended December 31, 2021, the foreign currency translation on senior bank debt and cross currency swaps resulted in a loss of $4.7 million as a result of the movement in exchange rates during the period.

Depreciation and amortization decreased by $9.9 million, to $43.4 million, with reductions of $4.5 million in machine depreciation, $4.5 million in amortization of intangible assets and $1.0 million in amortization of right of use assets.

For the twelve-months ended December 31, 2022, gain on disposal of business was $0.9 million due to the sale of part of our Italian Gaming operations (see Gaming key events for more information).

Contract cost additions increased by $0.9 million to $7.2 million in the twelve months ended December 31, 2022.

Other net cash utilized by operating activities increased by $14.4 million, to a $44.5 million outflow. The relative movements between the twelve months ended December 31, 2022 and the twelve months ended December 31, 2021 resulted in a $19.9 million outflow through increased inventory holding as Inspired made the strategic decision to secure components and protect sales in a challenging global supply chain market and a $7.3 million increase in receivables due to timing of sales. These were offset by relative favorable movements between the twelve months ended December 31, 2022 and the twelve months ended December 31, 2021 for prepayments and accrued income of $8.2 million due to lower trading levels at the start of the previous year and interest accruals of $5.0 million following the debt refinancing in May 2021.

Net cash used in investing activities

Net cash utilized in investing activities increased by $0.2 million, to $32.6 million in the twelve months ended December 31, 2022. This was driven by higher spend on plant, property and equipment (a $10.9 million increase compared to 2021) and capitalized software (a $2.5 million increase compared to 2021) due to spending in the previous year being low as a result of the pandemic. These were largely offset by the $12.5 million acquisition of Sportech Lotteries, LLC on December 31, 2021 for which the twelve months ended December 31, 2022 included the final payment of $0.6 million.

Net cash (used)/generated by financing activities

During the twelve months ended December 31, 2022, net cash utilized by financing activities was $11.0 million, $10.5 million of which related to the Company’s repurchase of its common shares under the Share Repurchase Program and $0.5 million of which related to finance lease spend. During the twelve months ended December 31, 2021, financing activities generated $31.2 million of cash following the receipt of $30.5 million proceeds from the warrant exercise and a net $1.3 million from the refinancing in May 2021 after payment of associated fees less a spend of $0.6 million on finance leases.

Funding Needs and Sources

To fund our obligations, historically we have relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of December 31, 2022, we had liquidity consisting of $25.0 million in cash and cash equivalents and a further $24.1 million of undrawn revolver facility. This compares to $47.8 million of cash and cash equivalents as of December 31, 2021, with a further $27.0 million of revolver facilities undrawn. We had a working capital outflow of $44.5 million for the twelve months ended December 31, 2022, compared to a $30.1 million outflow for the twelve months ended December 31, 2021.

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

Long Term and Other Debt

(In millions)	December 31, 2022		December 31, 2021
Cash held	£20.8	$25.0	£35.4	$47.8
Original principal senior debt	(235.0)	(282.9)	(235.0)	(316.7)
Cash interest accrued	(1.5)	(1.8)	(1.6)	(2.1)
Finance lease creditors	(1.8)	(2.2)	(2.1)	(2.8)
Total	£(217.5)	$(261.9)	£(203.3)	$(273.8)

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

Contractual Obligations

As of December 31, 2022, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in millions)	Total	1 year	1-2 years	3-5 years	5 years
Operating activities
Interest on long term debt	$77.9	$22.2	$44.6	$11.1	$-

Financing activities
Senior bank debt - principal repayment	282.9	-	-	282.9	-
Finance lease payments	2.2	1.0	1.2	-	-
Operating lease payments	16.3	3.9	6.1	2.8	3.4
Interest on non-utilization fees	1.0	0.3	0.7	-	-
Total	$380.3	$27.4	$52.6	$296.9	$3.4

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

For a discussion of other recently issued accounting standards, and assessments as to their impacts on the Company, see Note 1 “Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Revenue

Application of GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. The Company often enters into contracts with customers that consist of a combination of services and products that are accounted for as one or more distinct performance obligations. Management applies judgment in evaluating the contractual terms and conditions that impact the identification of performance obligations and the pattern of revenue recognition. For these arrangements that contain multiple promises, judgement is also required to determine the stand-alone selling price (“SSP”) for each distinct performance obligation. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions, size of the customer, geography and other observable inputs or, as necessary, unobservable considerations such as historical experience, knowledge of our business and industry and our current or expected selling practices.

Revenue recognition is also impacted by our ability to estimate variable consideration, including, for example, rebates, service-level penalties, and other incentive payments. We consider various factors when making these judgments, including a review of specific transactions, historical experience and market and economic conditions. Evaluations are conducted each quarter to assess the adequacy of the estimates.

Other significant judgments include determining whether the Company is acting as the principal or the agent in a transaction.

The Company recognized service and product revenues of $248.4 million and $33.2 million, respectively, for the year ended December 31,2022. The Company’s revenue recognition policy, which requires significant judgments and estimates, is fully described in Note 1 “Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Goodwill Impairment Assessment

In accordance with ASC 350, Intangibles—Goodwill and Other, we allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on at least an annual basis and, if necessary, reassign goodwill upon reorganization using a relative fair value allocation approach. We determined that we have five reporting units: Virtual Sports, Interactive, Leisure, and two reporting units within our Gaming segment. As of December 31, 2022, total goodwill with the Virtual Sports, Leisure, and two Gaming reporting units is $42.3 million, $1.7 million, $8.8 million, and $2.8 million, respectively. There is no remaining goodwill within the Leisure reporting unit. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually on the last day of our fiscal period or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative one-step process. If we perform a qualitative assessment and determine that the fair value of a reporting unit more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the quantitative test, we are required to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, we recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s estimated fair value.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Performance of the qualitative goodwill assessment requires judgment in identifying and considering the significance of relevant key factors, events and circumstances that affect the fair value or carrying amount of the reporting units. Such events and circumstances that we have considered include macroeconomic conditions, industry specific and market considerations, and reporting unit-specific factors such as overall actual and projected financial performance, among other factors. We also considered the results from the most recent date that a fair value measurement was performed as a part of a quantitative goodwill assessment and specifically the cushion between each reporting unit’s fair value and carrying value. The estimates used to calculate the fair value of a reporting unit as a part of a quantitative goodwill assessment change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment, if any, for each reporting unit.

We performed our annual goodwill impairment test as of December 31, 2022, 2021, and 2020 using a qualitative assessment for all of our reporting units. Based on the results of our qualitative impairment assessments, we concluded that it is more likely than not that the fair values of each of our reporting units substantially exceeded their respective carrying values and there were no reporting units requiring further assessment.

During the first quarter of 2020, as a result of the COVID-19 pandemic and all venues offering land-based gaming, including our products, were closed for an indeterminate period of time in the jurisdictions in which we operate through governmental mandate, the Company concluded these triggering events could indicate possible impairment of its goodwill in the Server Based Gaming (“SBG”) and Acquired Businesses (“ACB”) reporting units. The Company performed a quantitative and qualitative impairment analysis and determined that goodwill within the Acquired Businesses reporting unit was fully impaired. The Company performed an income approach on all reporting units in order to reconcile the fair values of the aggregate reporting units to the Company’s market capitalization, implying a control premium ranging from 10.6% on a total invested capital basis (30 day prior average) to 18.5% on a total invested capital basis (as of March 31, 2020). The Virtual Sports and Interactive reporting units had headroom significantly in excess of 100%, and no triggering event occurred for these businesses. For the remaining two reporting units, there were triggering events and significant assumptions existed in the impairment analyses. For the Server Based Gaming reporting unit, the headroom was 15% and therefore no impairment existed. For the Acquired Businesses reporting unit, there was no headroom and a full impairment of $20.7M was recorded in the consolidated statement of earnings (loss) for the year ended December 31, 2020 on a pre-tax basis.

Significant assumptions utilized in the impairment analyses for SPG were projected revenue, projected EBITDA margin, and discount rate. Projected revenue based on a 6-year CAGR was .2% for SBG. A 1.0% decrease in the annual projected revenue growth rate would have resulted in a reduction in headroom for SBG to 7.2%. A 1.0% decline in the projected EBITDA margin would have resulted in a reduction in headroom for SBG to 4.4%. The discount rates utilized in the discounted cash flow analyses was 13.5% and a resulting. A 1.0% increase in the discount rate for SBG would have resulted in an impairment implying a 1.0% Fair Value deficit to SBG’s carrying value. An increase in projected revenue or EBITDA margin growth or a decrease in discount rate would have increased the headroom in SPG. Management utilized their best estimates in the SPG analysis,

Significant assumptions utilized in the analysis for ACB were: projected revenue, projected EBITDA margin, and discount rate. Projected revenue based on a 6-year CAGR was 2.9% for ACB,. A 1.0% increase in the annual projected revenue growth would have resulted in a 9.7% decline in the goodwill impairment recorded for ACB. A 1.0% increase in the projected EBITDA margin would have resulted in a 22.8% decline in the goodwill impairment recorded for ACB. The discount rates utilized in the discounted cash flow analyses were 16.5%. A 1.0% decrease in the discount rate for ACB would have resulted in a 9.7% decline in the goodwill impairment recorded to ACB. Given the full impairment of ACB, a decrease in projected revenue or EBITDA margin or an increase in discount rate would have no change in the level of goodwill impairment taken. Management utilized their best estimates in the ACB analysis,

Information regarding our 2020 impairment analyses can be found under the caption “Note 9 “Intangible Assets and Goodwill” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Long-lived Assets and Finite-lived Intangible Assets

We evaluate the recoverability of intangible assets and other long-lived assets with finite useful lives by comparing the carrying value of the asset group to the estimated undiscounted future cash flows that we expect the asset to generate if events or changes in circumstances indicate that these assets are not recoverable. If the asset group fails the recoverability test, an impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. The fair value is determined using a discounted cash flow approach where projections of future cash flows generated by those assets are discounted using an estimated discount rate. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. We also make judgments about the remaining useful lives of intangible assets and other long-lived assets that have finite lives. While we believe our estimates of future operating results and projected cash flows are reasonable, any significant adverse changes in key assumptions (i.e., adverse change in the extent or manner in which an asset or asset group is being used or expectation that, more likely than not, an asset or asset group will be sold or otherwise disposed of before the end of its useful life) or adverse changes in economic and market conditions may cause a change in our evaluation of recoverability or our estimation of fair value and could result in an impairment charge that could be material to our financial statements. Any impairment loss shall be allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group shall not reduce the carrying amount of that asset below its fair value.

During the first quarter of 2020, as a result of the COVID-19 pandemic and all venues offering land-based gaming, including our products, were closed for an indeterminate period of time in the jurisdictions in which we operate through governmental mandate, the Company concluded these triggering events could indicate possible impairment of its long-lived tangible and intangible assets in the asset groups within the Server Based Gaming and Acquired Businesses reporting units. The Company performed a quantitative and qualitative impairment analysis and determined that all its asset groups within Server Based Gaming and Acquired businesses had a triggering event. As a result, the Company performed a recoverability test and determined all asset groups were recoverable under the undiscounted cash flow recoverability test other than Playnation, for which the intangible assets were fully impaired but tangible long-lived assets had no impairments.. As such, step 2 was performed and resulted in a $1.3 million and $0.5 million impairment for customer relationships and trademarks intangible assets, respectively, on a pre-tax basis and the Company recorded the total impacts of the impairments on its consolidated statement of earnings (loss) for the year ended December 31, 2020. While evaluating the significance of and sensitizing various assumptions, Management determined that there were no individual assumptions that, within a reasonable range, would have altered the asset group impairment results.

Management determined that there were no new indicators of impairment for the years ended December 31, 2022 and 2021 and the Company concluded that there was no impairment of the Company’s intangible and long-lived assets as of December 31, 2022 and 2021.

Software Development Costs

Software development costs represent costs incurred to develop internal-use software, including software developed to deliver our cloud-based offerings to customers, as well as external-use software to be used in the products we sell, lease or license to customers. Such costs primarily consist of salaries and payroll related costs for employees and external contractors directly involved in the corresponding software development efforts. We determine the appropriate guidance to apply to software development costs on a project-by-project basis, based on the nature of the underlying software.

Certain direct costs incurred to develop new internal-use software, as well as certain software enhancements that provide new functionality, are capitalized once the project has been approved by management and is in the application development stage. Costs incurred in the preliminary planning stage and the post implementation operational stage are expensed as incurred.

Costs incurred in developing external-use software are expensed as incurred until technological feasibility has been established, after which costs are capitalized up to the date the software is available for general release to customers. Technological feasibility is established upon completion of a detailed program design or, in its absence, upon completion of a working model.

The Company must apply judgement in determining the amount of software development costs that should be capitalized. Specifically, we must evaluate, on a project by project basis, whether the resultant product or platform will be completed and generate ongoing economic benefits, principally through revenue from our customers, which is subject to uncertainties.

Once the software is substantially complete or available for general release, capitalized internal-use and external-use software costs are amortized on a straight-line basis over the estimated economic useful life of the software, which ranges from two to five years. There is judgement involved in estimating the useful life of developed software and the two-to-five-year period was determined based on factors such as the continuous development in the technology, obsolescence, and anticipated life of the service offering before significant upgrades. Management evaluates the useful lives of these assets on a recurring basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets

Information regarding our 2020 impairment analyses can be found under the caption “Note 9 “Intangible Assets and Goodwill” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

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

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results unfavorably by approximately $1.9 million and would result in unfavorable translation adjustments of approximately $10.7 million, recorded in other comprehensive loss.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as December 31, 2022 and have issued our report thereon dated March 16, 2023, except for the effect of the material weaknesses described in the last sentence of the fourth paragraph as well as the fifth, sixth, seventh and eighth paragraphs, as to which the date is February 27, 2024, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, which expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the Company has restated its financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020, to correct misstatements.

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

Revenue Recognition – Use of IT Systems to track and invoice revenue and the determination of the various promises in the arrangement.

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

Addressing the matter involved performing procedures and evaluation of audit evidence that included, among others:

We involved IT professionals with specialized skills and knowledge, who assisted in evaluating the sufficiency of the audit evidence obtained related to:

●	General IT controls and IT application controls for the relevant IT systems used to gather and process data,
●	The transfer of information among the different systems used to gather the data, and
●	The configuration and change management controls for the reports that were used from the various systems to determine the amount of revenue recognized.

We also performed the following procedures:

●	Evaluated contract terms and conditions,
●	Reviewed and assessed the methodology applied and tested the reliability and mathematical accuracy of the underlying data and calculations,
●	Tested management’s identification of performance obligations by evaluating whether the promises were both capable of being distinct and distinct within the context of the contract, including reading the selected contracts and inquiring of certain of the Company’s accounting and operations personnel to understand the nature of the promises and how they are delivered to the customer and,
●	Evaluated and concluded on the reasonableness of management’s judgments and estimates.
●	Reviewed specific contracts with third party customers to evaluate the contract terms associated with ASC 606 Revenue from Contracts with Customers, Agent vs. Principal literature.

Capitalization of Internally and Externally Developed Software

The Company classifies software development costs as either internal use software or external use software, any costs incurred during preliminary project stages are expensed as incurred; direct costs incurred during the application development stages are capitalized; and costs incurred during the post-implementation/operation stages are expensed. Once the software is placed in operation, the Company amortizes the capitalized cost of the software over its economic useful life, which ranges from two to five years. During the year ended December 31, 2022, the Company capitalized approximately $10,785,000 of software development costs after the restatement.

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

In addition, we evaluated, on a sample basis, the Company’s manual aggregation of information from various IT systems, to determine the sufficiency of the audit evidence obtained, by performing the following:

●	Inspected the capital project codes to assess that the nature of the activity is capitalized in accordance with U.S. generally accepted accounting principles,
●	Compared salary and wage information for capitalized internal direct labor costs to employee human resource documents and system profiles,
●	Compared the hours of capitalized internal direct labor to the hours recorded to capital activities on the employees’ timesheets,
●	Inquired of employees and project managers as to the accuracy of the hours reflected as capital activities on the employee timesheets,
●	Evaluated the methodology used to determine the labor rates and comparing the cost types, dates incurred, and amounts of labor costs used to derive the labor rates to data from the source systems.
●	Obtained underlying verification over the timing a project was placed in service,
●	Interviewed executives with day-to-day job responsibilities that impact the development of software costs,
●	Corroborated with human resource personal regarding employee job descriptions and day-to-day job responsibilities, and
●	Judgmentally selected large projects at random to verify if any restatement adjustment should or should not apply.

Goodwill

Goodwill represented a significant portion of the Company’s total assets and the assessment of impairment involved significant management judgment and subjectivity.

The assessment of goodwill impairment by management involves determining the reporting units and the fair value of the reporting units to which goodwill has been allocated. This process requires the use of significant estimates and assumptions, including projected future cash flows, growth rates, and discount rates. Given the inherent uncertainty involved in forecasting and the selection of discount rates, this matter was identified as a critical audit matter due to the degree of auditor judgment involved in evaluating management’s assumptions and methodologies.

The primary procedures performed to address this critical audit matter included the following:

●	Evaluated the reasonableness and consistency of the key assumptions and estimates made by management, including projected future cash flows and growth rates, by comparing them to historical data and external industry projections.
●	Tested the sensitivity of the impairment assessment to changes in key assumptions and determined whether any reasonably likely changes could cause a significant impairment charge.
●	Assessed the process and evaluated the identification of the reporting units.
●	Involved valuation specialists to assist in the evaluation of the appropriateness of the discount rates applied by management, given the current market conditions and the specific risk profile of the reporting units.
●	Assessed the adequacy of the Company’s disclosures in relation to the goodwill impairment assessment, including the key assumptions and their potential impact on the financial statements.

/s/ Marcum lip

Marcum llp

We have served as the Company’s auditor since 2016.

New York, NY

March 16, 2023, except for the effects of the restatement as discussed in Note 2 to the consolidated financial statements, and the critical audit matters related to the final bullet related to the accounting for Revenue Recognition, the final four bullets related to the Capitalization of Internally and Externally Developed Software, and Goodwill, as to which the date is February 27, 2024.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,	December 31,
	2022, as restated	2021, as restated
Assets
Cash	$25.0	$47.8
Accounts receivable, net	40.4	31.6
Inventory, net	30.3	15.5
Prepaid expenses and other current assets	31.2	29.2
Total current assets	126.9	124.1

Property and equipment, net	45.1	50.9
Software development costs, net	18.3	19.6
Other acquired intangible assets subject to amortization, net	14.6	17.4
Goodwill	55.5	62.2
Operating lease right of use asset	16.0	19.9
Costs of obtaining and fulfilling customer contracts, net	7.0	7.7
Other assets	3.8	6.9
Total assets	$287.2	$308.7

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$23.7	$20.8
Accrued expenses	29.0	32.9
Corporate tax and other current taxes payable	10.1	12.3
Deferred revenue, current	4.6	6.7
Operating lease liabilities	3.9	4.4
Other current liabilities	2.6	3.9
Current portion of finance lease liabilities	1.0	0.9
Total current liabilities	74.9	81.9

Long-term debt	277.6	309.0
Finance lease liabilities, net of current portion	1.2	1.9
Deferred revenue, net of current portion	2.8	5.5
Operating lease liabilities	12.3	16.0
Other long-term liabilities	4.0	3.1
Total liabilities	372.8	417.4

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and Dedember 31, 2021, respectively	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 25,909,516 shares and 26,433,562 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital	378.2	372.3
Accumulated other comprehensive income	50.8	43.8
Accumulated deficit	(514.6)	(524.8)
Total stockholders’ deficit	(85.6)	(108.7)
Total liabilities and stockholders’ deficit	$287.2	$308.7

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in millions, except share and per share data)

	Year Ended December 31, 2022, as restated	Year Ended December 31, 2021, as restated	Year Ended December 31, 2020, as restated
Revenue:
Service	$248.4	$180.2	$176.6
Product sales	33.2	25.6	21.7
Total revenue	281.6	205.8	198.3

Cost of sales:
Cost of service (1)	(71.4)	(51.8)	(45.9)
Cost of product sales	(21.9)	(17.8)	(15.0)
Selling, general and administrative expenses	(101.9)	(90.3)	(72.4)
Acquisition and integration related transaction expenses	(0.5)	(1.6)	(7.0)
Depreciation and amortization	(39.9)	(48.8)	(53.6)
Impairment of goodwill and other intangible assets	—	—	(22.4)
Net operating income (loss)	46.0	(4.5)	(18.0)

Other expense
Interest expense, net	(25.3)	(44.3)	(30.0)
Change in fair value of warrant liability	—	0.9	(3.2)
Gain on disposal of business	0.9	—	—
Loss from equity method investee	—	—	(0.5)
Other finance income (expense)	1.1	5.7	(4.7)

Total other expense, net	(23.3)	(37.7)	(38.4)

Income (loss) before income taxes	22.7	(42.2)	(56.4)
Income tax (expense) benefit	(2.1)	1.6	(0.4)
Net income (loss)	20.6	(40.6)	(56.8)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	12.7	0.7	(5.7)
Change in fair value of hedging instrument	—	0.3	(2.9)
Reclassification of loss (gain) on hedging instrument to comprehensive income	0.7	1.5	1.5
Actuarial (losses) gains on pension plan	(6.4)	10.5	(7.2)
Other comprehensive income (loss)	7.0	13.0	(14.3)

Comprehensive income (loss)	$27.6	$(27.6)	$(71.1)

Net income (loss) per common share – basic	$0.73	$(1.66)	$(2.39)
Net income (loss) per common share – diluted	$0.71	$(1.66)	$(2.39)

Weighted average number of shares outstanding during the year – basic	28,049,918	24,402,461	23,717,521
Weighted average number of shares outstanding during the year – diluted	29,092,855	24,402,461	23,717,521

Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(10.8)	$(13.0)	$(4.8)

(1)	Excluding depreciation and amortization

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in millions, except share data)

				Accumulated
			Additional	other		Total
	Common stock		paid in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income	deficit	deficit
Balance as of January 1, 2020, as restated	22,230,768	$—	$320.6	$45.1	$(427.4)	$(61.7)
Foreign currency translation adjustments	—	—	—	(5.7)	—	(5.7)
Actuarial losses on pension plan	—	—	—	(7.2)	—	(7.2)
Change in fair value of hedging instrument	—	—	—	(2.9)	—	(2.9)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	1.5	—	1.5
Shares issued in settlement of RSUs	192,058	—	(0.7)	—	—	(0.7)
Shares issued under ESPP	7,649	—	—	—	—	—
Stock-based compensation expense	—	—	4.7	—	—	4.7
Net loss	—	—	—	—	(56.8)	(56.8)

Balance as of December 31, 2020, as restated	22,430,475	—	324.6	30.8	(484.2)	(128.8)
Foreign currency translation adjustments	—	—	—	0.7	—	0.7
Actuarial gains on pension plan	—	—	—	10.5	—	10.5
Change in fair value of hedging instrument	—	—	—	0.3	—	0.3
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	1.5	—	1.5
Shares issued in settlement of RSUs	324,122	—	(6.4)	—	—	(6.4)
Shares issued upon exercise of warrants	3,678,965	—	42.4	—	—	42.4
Stock-based compensation expense	—	—	11.7	—	—	11.7
Net loss	—	—	—	—	(40.6)	(40.6)

Balance as of December 31, 2021, as restated	26,433,562	—	372.3	43.8	(524.8)	(108.7)

Foreign currency translation adjustments	—	—	—	12.7	—	12.7
Actuarial losses on pension plan	—	—	—	(6.4)	—	(6.4)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.7	—	0.7
Shares issued in settlement of RSUs	543,294	—	(4.1)	—	—	(4.1)
Repurchases of common stock	(1,067,340)	—	—	—	(10.4)	(10.4)
Stock-based compensation expense	—	—	10.0	—	—	10.0
Net income	—	—	—	—	20.6	20.6

Balance as of December 31, 2022, as restated	25,909,516	$—	$378.2	$50.8	$(514.6)	$(85.6)

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31, 2022, as restated	Year Ended December 31, 2021, as restated	Year Ended December 31, 2020, as restated
Cash flows from operating activities:
Net income (loss)	$20.6	$(40.6)	$(56.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39.9	48.8	53.6
Amortization of right of use asset	3.5	4.5	4.5
Profit on disposal of trade and assets	(0.9)	—	—
Stock-based compensation expense	10.8	13.0	4.8
Loss from equity method investee	—	—	0.5
Impairment of goodwill and other intangible assets	—	—	22.4
Unrealized transactional currency gain/loss on senior bank debt	—	(4.7)	5.6
Change in fair value of warrant liability	—	(0.9)	3.2
Reclassification of loss on hedging instrument to comprehensive income	0.7	1.5	0.9
Non-cash interest expense relating to senior debt	1.8	17.2	3.4
Contract cost expense	(7.2)	(6.3)	(7.6)
Changes in assets and liabilities:
Accounts receivable	(12.1)	(4.7)	(2.8)
Inventory	(16.7)	3.2	1.4
Prepaid expenses and other assets	(4.3)	(12.4)	10.7
Corporate tax and other current taxes payable	(6.1)	(9.7)	6.8
Accounts payable	5.1	2.8	(4.7)
Deferred revenues and customer prepayment	(4.4)	(5.9)	(4.9)
Accrued expenses	0.7	1.0	11.1
Operating lease liabilities	(3.7)	(4.0)	(3.7)
Other long-term liabilities	(3.0)	(0.4)	(0.6)
Net cash provided by operating activities	24.7	2.4	47.8

Cash flows from investing activities:
Purchases of property and equipment	(22.2)	(11.3)	(15.3)
Acquisition of subsidiary company assets	(0.6)	(12.4)	—
Disposal of trade and assets	1.3	—	—
Purchases of capital software	(11.1)	(8.7)	(8.4)
Net cash used in investing activities	(32.6)	(32.4)	(23.7)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	333.1	—
Repurchase of common stock	(10.4)	—	—
Proceeds from exercise of warrants	—	30.5	—
Repayments of revolver and long-term debt, including exit premium	—	(320.6)	(4.2)
Payment of debt issuance costs	—	(9.1)	(3.1)
Cash paid in connection with terminated interest rate swaps	—	(2.1)	—
Repayments of finance leases	(0.6)	(0.6)	(0.9)
Net cash (used in) provided by financing activities	(11.0)	31.2	(8.2)

Effect of exchange rate changes on cash	(3.9)	(0.5)	2.1

Net increase in cash	(22.8)	0.7	18.0
Cash, beginning of period	47.8	47.1	29.1
Cash, end of period	$25.0	$47.8	$47.1

Supplemental cash flow disclosures
Cash paid during the period for interest	$23.0	$30.8	$13.3
Cash paid during the period for income taxes	$—	$1.2	$0.2
Cash paid during the period for operating leases	$7.8	$6.6	$4.6

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital from net settlement of RSUs	$(4.1)	$(6.4)	$(0.7)
Lease liabilities arising from obtaining right of use assets	$(1.8)	$—	$(10.2)
Adjustment to customer relationships intangible asset arising from adjustment to fair value of assets acquired	$(0.9)	$—	$—
Adjustment to goodwill arising from adjustment to fair value of assets acquired	$—	$—	$(0.2)
Property and equipment acquired through finance lease	$—	$2.6	$1.5
Property and equipment transferred to inventory	$0.8	$1.3	$—
Capitalized interest payments	$—	$—	$10.6
Assets arising from asset retirement obligations	$—	$—	$1.0

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

1. Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies, as restated

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

Management Liquidity Plans

As of December 31, 2022, the Company’s cash on hand was $25.0 million, and the Company had working capital in addition to cash of $27.0 million. The Company recorded net income of $20.6 million and net losses of $40.6 million and $56.8 million for the year ended December 31, 2022, 2021 and 2020, respectively. Net income/losses include excess capital expenditure, excluding the acquisition of subsidiary assets, over depreciation and amortization, of $6.6 million for the year ended December 31, 2022, and excess depreciation and amortization over capital expenditure, excluding the acquisition of subsidiary assets, of $28.8 million and $29.9 million for the year ended December 31, 2021 and 2020, respectively, non-cash stock-based compensation of $10.8 million, $13.0 million and $4.8 million for the year ended December 31, 2022, 2021 and 2020, respectively, and non-cash changes in fair value of warrant liability of $0.0 million, $0.9 million gain and $3.2 million losses for the year ended December 31, 2022, 2021, and 2020, respectively. In addition, during the year ended December 31, 2020, the Company recognized an impairment of goodwill and other intangible assets relating to the Leisure segment of $22.4 million. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $24.7 million, $2.4 million and $47.8 million for the year ended December 31, 2022, 2021 and 2020 respectively, with the change year on year due to land based operations being subject to lockdown restrictions for part of the year ended December 31, 2021. Working capital of $52.0 million includes a non-cash settled item of $4.6 million of deferred income. Management currently believes that, absent any long-term coronavirus (“COVID-19”) impact (see below), the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through March 2024.

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

Under certain contracts, the timing of our invoices does not coincide with revenue recognized under the contract. We have unbilled accounts receivable which represent revenue recorded in excess of amounts invoiced under the contract and generally become billable at contractually specified dates. These amounts consist primarily of revenue from our share of net winnings earned on a daily basis where the billing period does not fall on the last day of the period. We had $18.0 million and $17.4 million of unbilled accounts receivable as of December 31, 2022 and December 31, 2021, respectively.

Inventories

Inventories consist primarily of component parts and related parts used in gaming terminals. Inventories are stated at the lower of cost or net realizable value, using the first-in-first-out method. We determine the lower of cost or net realizable value of our inventory based on estimates of potentially excess or obsolete inventories after considering historical and forecasted demand and average selling prices. Demand for gaming terminals and parts inventory is also subject to technological obsolescence. Cost includes all direct costs and an appropriate proportion of fixed and variable overheads.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

Software Development Costs

Research and development costs, which primarily consist of employee compensation costs and exclude costs relating to non-project time, leave and absence, are expensed as incurred, except for software product development costs that are eligible for capitalization, as described below. Total research and development costs amounted to $18.3 million, $13.8 million and $15.1 million in the years ended December 31, 2022, 2021 and 2020, respectively. Software development costs amounting to $6.9 million, $5.9 million and $5.2 million were capitalized during the year ended December 31, 2022, 2021 and 2020, respectively. In addition, amounts relating to Costs of obtaining and fulfilling customer contracts, net of $2.9 million, $1.7 million and $2.6 million were capitalized during the year ended December 31, 2022, 2021 and 2020, respectively. We expensed $8.5 million, $6.2 million and $7.3 million during the year ended December 31, 2022, 2021 and 2020, respectively as they related to maintenance, research or support costs. Employee related costs associated with these activities are included in Selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income (Loss).

We capitalize certain eligible costs incurred to develop internal-use software as well as external use software to be used in the products we sell, lease or market to customers. We account for costs incurred to develop internal use software, including software developed to deliver our cloud-based offerings to customers, in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal Use Software. Consequently, certain direct costs incurred during the application development stages are capitalized while all other related costs are expensed as incurred. Once the software is substantially complete and ready for its intended use, we amortize the capitalized internal use software costs over their estimated economic useful life, which ranges from two to five years. Amortization of such costs is included in Depreciation and amortization in the Consolidated Statement of Operations and Comprehensive Income (Loss).

We purchase, license and incur costs to develop external use software to be used in the products we sell, lease or license to customers. Such costs are capitalized under ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed. Costs incurred in developing such software are expensed when incurred as research and development costs until technological feasibility has been established, after which costs are capitalized up to the date the software is available for general release to customers. We capitalize the payments made for software that we purchase or license for use in our products that has previously met the technological feasibility criteria prior to our purchase or license. Once available for general release, capitalized external use software development costs are amortized over the estimated economic life, which ranges from two to five years. Amortization of such costs is included in Depreciation and amortization in the Consolidated Statement of Operations and Comprehensive Income (Loss).

Goodwill and Other Acquired Intangible Assets

Our principal acquired intangible assets relate to goodwill, trademarks and customer relationships. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in a business combination. Trademarks and customer relationships were originally recorded at their fair values in connection with business combinations and increased in 2021 due to the acquisition of 100% of the membership interests of Sportech Lotteries, LLC (see Note 3).

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

Impairment of Goodwill and Long-Lived Assets

We test for goodwill impairment at least annually on the last day of our fiscal period, and whenever other facts and circumstances indicate that the carrying value may not be recoverable. For goodwill impairment evaluations, we first make a qualitative assessment to determine if goodwill is likely to be impaired. If it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. Goodwill is carried, and therefore tested, at the reporting unit level. As of December 31, 2022 we have five reporting units, Virtual Sports, Interactive, Leisure, and two reporting units within our Gaming segment. If the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, will be measured by comparing the implied fair value of goodwill to its carrying amount and would be charged to operations as an impairment loss. During the first quarter of 2020, due to the COVID-19 pandemic, the Company performed a qualitative and quantitative impairment analysis and subsequently recorded an impairment of $20.5 million to goodwill. As of December 31, 2022, 2021, and 2020 management determined there were no new indicators of impairment and concluded that no further impairment was required at any of these dates.

We assess the recoverability of long-lived assets and intangible assets with finite useful lives whenever events arise or circumstances change that indicate the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets (or asset groups) to be held and used is measured by a comparison of the carrying amount of the asset (or asset group) to the expected net future undiscounted cash flows to be generated by that asset (or asset group) or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through expected net future undiscounted cash flows. The amount of impairment of other long-lived assets and intangible assets with finite lives is measured by the amount by which the carrying amount of the asset exceeds the fair market value of the asset. During the first quarter of 2020, due to the COVID-19 pandemic, the Company determined the conditions of the pandemic could indicate possible impairment of its intangible assets and performed a qualitative and quantitative analysis. The Company determined that customer relationships and trademarks intangible assets within its Playnation asset group were fully impaired. As a result, an impairment of $1.3 million and $0.5 million was recorded to customer relationships and trademarks intangible assets, respectively. No additional impairment loss was recognized for the years ended December 31, 2022, and 2021. Refer to Note 9, “Intangible Assets and Goodwill” for more information.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

Equity Method Investment

For investments in entities over which the Company exercises significant influence, but which do not meet the requirements for consolidation, the Company uses the equity method of accounting. On October 1, 2019, the Company acquired a 40% noncontrolling interest in Innov8 Gaming Limited in connection with the Acquisition (see Note 3), and in April 2020 this interest was disposed of. The value of the Company’s equity method investment was $0.7 million as of December 31, 2019, and was impaired to $Nil in March 2020 prior to disposal. The Company’s share of earnings from its equity method investee, including the impairment, is presented in Loss from equity method investee in the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

Revenue Recognition

The Company evaluates the recognition of revenue and rental income based on the criteria set forth in ASC 606 or ASC 842, as appropriate. Revenue is recognized net of rebates and discounts when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

1.	identify the contracts with a customer;

2.	identify the performance obligations within the contract, including whether they are distinct in the context of the contract and capable of being distinct;

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

Step 3 – Determine the transaction price

The Company considers all amounts to which it has rights in exchange for the goods or services transferred in determining the transaction price. This includes fixed and variable consideration. If the consideration promised by a customer includes a variable amount, we estimate the amount to which we expect to be entitled using either the expected value or most likely amount method.

In the case where the variable consideration is in the form of usage based fees, the Company evaluates the royalties to determine whether they qualify for the sales and usage-based royalty exception, as discussed under Step 5.

. The Company also considers the impact of any liquidated damages clauses or service level agreements that could result in credits or refunds to the client or incentive payments/bonuses from the customer upon achieving certain agreed-upon metrics. Incentive payments are accounted for as variable considerations when the likely amount of revenue to be recognized can be estimated to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

Where variable considerations relates to a performance obligation determined to be a series, variable consideration is not estimated upfront in accordance with the exception allowed by ASC 606.

The Company’s contracts with customers generally do not include non-cash consideration.

In determining the transaction price, the Company adjusts the promised amount of consideration for the effects of the time value of money if the payment terms are not standard and the timing of payments agreed to by the parties to the contract provide the customer or the Company with a significant benefit of financing, in which case the contract contains a significant financing component. In accordance with the practical expedient in ASC 606-10-32-18, the Company elected to not assess the existence of a significant financing component when the difference between payment and transfer of deliverables is a year or less. Invoices are generally issued as control transfers and/or as services are rendered. Our standard payment terms dictate that payment is due upon receipt of invoice, payable within 30 to 60 days.

Sales taxes and all other items of a similar nature are excluded from the measurement of the transaction price and shipping and handling activities are treated as a fulfillment of our promise to transfer the goods, hence, included in cost of sales.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

Step 4 – Allocate the transaction price

The Company allocates the contract’s transaction price to each performance obligation based on the relative standalone selling prices of the goods or services being provided. Where a contract includes multiple performance obligations, the Company determines the standalone selling price at contract inception of the distinct good or service underlying each performance obligation in the contract and allocates the transaction price in proportion to those standalone selling prices. Where possible, the Company uses the price charged for the good or service to other customers in similar circumstances as evidence of standalone selling price. Where this is not possible, the standalone selling price is estimated by experienced management using the best available judgement considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific factors, competitive positioning, competitor actions, internal costs, profit objectives, and pricing practices.

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

The Company assesses usage-based fees it receives as consideration in contracts that contain licenses of its intellectual property to determine if such fees constitute a sales- or usage-based royalty, in which case the usage-based fee is included in the contract’s transaction price as and when the usage occurs, since by that time our licensing obligations have been (or are in process of being) fulfilled.

Acting as a Principal or an Agent

The Company now evaluates arrangements where they may be acting as a principal or an agent. We may include subcontractor services or third-party vendor services or products in certain arrangements. In these arrangements, revenue from sales of third-party vendor services or products are recorded net of our costs when we are acting as an agent between the customer and the vendor, and gross when we are the principal for the transaction. To determine whether we are an agent or principal, we consider whether we obtain control of the services or products before they are transferred to the customer. In making this evaluation, several factors are considered, most notably whether we have primary responsibility for fulfillment to the customer, as well as inventory risk and pricing discretion.

Segment Revenue

The Company now has detailed evaluation of segment specific revenue recognition requirements under ASC 606 or ASC 842, as appropriate.

Gaming Revenue

Gaming contracts typically include multiple performance obligations such as delivery of our gaming terminals preloaded with proprietary gaming software, sever-based content, as well as services such as terminal repairs, maintenance, software updates and upgrades on an when and if available basis and content development. Consideration with respect to these performance obligations typically takes the form of a fixed price per terminal billed upfront and a usage based fee in the form of percentage of net winnings, billed in arrears (usually monthly).

Transaction price is allocated to all performance obligations within a contract on the basis of their standalone selling prices. Terminal revenue is recognized at the point in time in accordance with contractual terms of each arrangement, but predominantly upon transfer of physical possession of the terminal or the lapse of customer acceptance provisions. Services such as terminal repairs, maintenance, software updates and upgrades and content development are considered stand-ready obligations; therefore, control transfers and revenue is recognized over time over the term of the service period. As the license of our intellectual property is the predominant item to which the royalty relates, variable consideration related to sales- and usage-based royalty are recognized in the period the sale or usage occurs in accordance with ASC 606-10-55-65(A).

The Company also enters into arrangements that provide the customer with the right to use the terminals, wherein the Company operate as both a lessor and a content and service provider. ASC 842 provides a practical expedient that permits lessors to aggregate non-lease components (sever-based content, terminal repairs, maintenance, software updates and upgrades and content development) and the associated lease components (terminals) if certain conditions are met and account for the combined unit of accounting under either ASC 606 or ASC 842, based on the predominant characteristic in the arrangement. In contracts where we provide content and services that are identified as non-lease components as well as underlying assets that are identified as lease components and the lease is an operating lease, the content and service provided to the customer represents the most critical element of the arrangement. The Company has elected to combine the non-lease component and the lease component and account for the entire arrangement under ASC 606 based on the consideration that the content and service offering is the predominant and critical element of the contract.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

Virtual Sports Revenue

In Virtual Sports , the Company packages products and services in two ways:

●	An on-premise solution which consists of a complex software and networking package delivered to retail betting outlets that may install and run the solution in their own environment without connection to Inspired’s platform; and

●	A hosted solution capable of fulfilling the product delivery needs of the Company’s customers which includes the proprietary Virtual Plug and Play end to end online and mobile turnkey solutions and a cloud-based solution that requires an XML sportsbook integration that is fully hosted and operated by Inspired.

For the on-premise solution, contracts typically include multiple performance obligations such as delivery of the software license, games and the content in addition to certain services such as software maintenance, support, updates, upgrades on an when and if available basis and content development. Consideration with respect to these performance obligations typically takes the form of a percentage of net winnings billed in arrears (usually monthly). As the license of intellectual property is the predominant item to which the royalty relates, the sales- and usage-based royalty is recognized in the period the sale or usage occurs in accordance with ASC 606-10-55-65(A). Services such as software maintenance, support, updates, upgrades on an when and if available basis and content development are considered stand-ready obligations; therefore, control transfers and revenue is recognized over time over the term of the service period.

Occasionally, customer arrangements also may include licenses for which the Company bills an upfront fixed fee. Revenue from such licenses is recognized at the point in time the customer obtains the right to use the license. Upfront fees are normally billed upon signing of the relevant agreement, and become due and payable at set times thereafter.

The Company also enters into arrangements to develop bespoke games on a fixed fee basis. The license to bespoke games is recognized at a point in time the customer obtains the right to use the license or when acceptance is obtained, in instances where acceptance is required. The Company has no ongoing service obligations subsequent to customer acceptance of the bespoke game, and they meet the criteria to be considered distinct. Payment for bespoke games is typically due within a number of days after delivery.

For the hosted solution, the Company provides daily access to the gaming platform as well as a stand ready obligation to deliver customer support, platform maintenance, updates and upgrades. Such arrangements are accounted for as a single performance obligation composed of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). Consideration with respect to these arrangements typically takes the form of usage based fees (percentage of net winnings) which is recognized as usage is incurred. These fees are billed in arrears (usually monthly) and due typically 30 days from the date of the invoice.

Interactive Revenue

Interactive revenue is generated from various games content made available via third party aggregation platforms integrated with Inspired’s remote gaming server or directly on the Company’s remote gaming servers platform, and services such as customer support, platform maintenance, updates and upgrades. The Company provides daily access to these platforms as well as a stand ready obligation to deliver customer support, platform maintenance, updates and upgrades, as such arrangements are accounted for as a single performance obligation composed of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). Consideration with respect to these performance obligations typically takes the form of usage based fees (percentage of net win) which is recognized as usage is incurred. These fees are billed in arrears (usually monthly) and due typically 30 days from the date of the invoice.

Leisure Revenue

The Company jointly operate arcades within holiday resorts with the resort owners. The Company also wholly operates a number of gaming arcades within certain motorway service stations. The Leisure segment contract typically include one stand-ready performance obligation to provide managed services to pubs, holiday resorts and amusement arcades, both standalone and within motorway service stations. Managed service is an end-to-end management solution to provide a comprehensive range of gaming machine terminals, amusement machine terminals, and service of operating amusements over a term, as well as service obligations related to terminal repairs, content and maintenance, cash collections, personnel and other services. Consideration with respect to these performance obligations typically takes the form of usage based fees (percentage of net win) which is recognized as usage is incurred, with adjustments to account for the movement of income uncollected in the specific period. These fees are billed in arrears (usually monthly) and due typically 30 days from the date of the invoice.

The Company also provides terminal maintenance and spares management services to third parties, including customers. Consideration with respect to this stand-ready performance obligation takes the form of either variable fees based on number of machines being serviced during a period or fixed fees per time period. These fees are billed in arrears and typically settled within 30 days. Revenue is recognized over time over the term of the service period .

Costs to Obtain or Fulfill a Contract

The Company now capitalizes certain contract acquisition costs that are incremental to obtaining a contract with a customer, to the extent that such costs are recoverable from the associated contract margin. Capitalized contract acquisition costs primarily consist of certain sales commissions programs paid to internal sales personnel and external advisors.

The Company also capitalizes certain costs to fulfill a contract with a customer when the costs relate directly to the contract, are expected to generate resources that will be used to satisfy a future performance obligation under the contract and are expected to be recovered through revenue generated under the contract. These costs primarily consist of employee-related costs for time incurred on software development projects associated with customer contracts.

Capitalized contract acquisition costs and costs to fulfill a contract are amortized on a systematics basis over the expected period of benefit which ranges from 0 to 3 years based on the contract term and pattern of transfer of the underlying goods and/or services being provided to the customer.

Capitalized costs to obtain and fulfill contracts with customers are included in Costs of obtaining and fulfilling customer contracts, net, in the Consolidated Balance Sheets and amortization of such costs is included in Depreciation and amortization in the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

Share-Based Payment Arrangements

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and restricted stock units that have time and performance vesting conditions, restricted stock and restricted stock units that have market conditions are valued using a Monte Carlo simulation model.

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

Significant management judgment is required to assess the likelihood that deferred tax assets will be recovered from future taxable income. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management makes this assessment on a jurisdiction-by-jurisdiction basis considering the historical trend of taxable losses, projected future taxable income and the reversal of deferred tax liabilities.

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

Leases – the Company as lessee

Lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available on the date that we adopted Topic 842, or the commencement date, if later, in determining the present value of future payments. The lease ROU asset includes any lease payment made and initial direct costs incurred. Our operating lease terms may include options to extend or terminate the lease which are included in the measurement of the ROU assets and lease liabilities when it is reasonably certain that we will exercise that option.

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

The Company has elected not to apply the recognition requirements of ASC 842 to short-term operating leases. We recognize the lease payments for short-term leases on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

2. Restatement of Previously Issued Financial Statements

Restatement Background

On November 2, 2023, the Company, in concurrence with the Company’s audit committee, concluded that our 2022, 2021 and 2020 consolidated financial statements, included in our Annual Reports on Form 10-K as of December 31, 2022 and 2021 and for the fiscal years ended December 31, 2022, 2021, and 2020 (collectively the “Prior Period Financial Statements”), should no longer be relied upon due to misstatements that are described below, and that we would restate such financial statements to make the necessary accounting corrections. Details of the restated consolidated financial statements as of December 31, 2022 and 2021 and for the fiscal years ended December 31, 2022, 2021 and 2020 are provided below (“Restatement Items”).

The Company issued a revision for capitalized software and related amortization expense in the quarterly report on Form 10-Q filed on August 11, 2023 for the period ended June 30, 2023 to the numbers previously presented in the Form 10-K filed on March 16, 2023 for the year ended December 31, 2022 (the “Revision”). This revision related to certain completed software development projects were, but should not have been, delayed in the shift from work in progress to completed projects. Consequently, the commencement of amortization for certain projects was delayed and the reported amortization was lower than the actual amortization. This issue is distinct from the capitalized software restatements below. The tables below have been updated to separate the impact of the Restatement Items from the Revision.

Restatement Items

Capitalized software and Costs to fulfill a contract – The Company historically assessed and applied incorrectly the accounting frameworks for developing external use software under ASC 985-20, Costs of Software to Be Sold, Leased or Marketed, and internal-use software under ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software and ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers. In addition, the Company determined routine software updates and certain minor software enhancements were inappropriately capitalized and capitalized labor rates were inappropriately included in certain indirect costs including overhead and non-development activities. Consequently, certain amortization and the related asset was inappropriate. The corrections resulted in a decrease in Software development costs, net of $16.5 million and $16.0 million and an increase in Costs of obtaining and fulfilling customer contracts, net of $6.6 million and $6.7 million as of December 31, 2022 and 2021, respectively. The corrections resulted in an increase to Selling, general and administrative expenses of $4.6 million, $3.0 million, and $3.1 million as well as a decrease in Depreciation and amortization of $3.4 million, $1.7 million, and $2.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. In addition, the Revision resulted in a decrease in Software development costs, net of $1.0 million and an increase in Depreciation and amortization of $1.1 million as of and for the year ended December 31, 2022. Refer to reference “a” below. Note 8, “Software Development Costs, net” has also been corrected.

Revenue and Costs to obtain a contract – The Company identified corrections needed related to ASC 606, Revenue from Contracts with Customers. The Company identified certain performance obligations that were delivered and therefore should have been recognized at a specific point in time (rather than over time). Additionally, we identified that (i) for certain Interactive Aggregator contracts, revenue should have been reported on a net, rather than gross, basis and (ii) certain parts the Company acquired and sold to its contract manufacturer should not have been reported as revenue. These latter two items have no impact to profit. The Company also identified an immaterial contract that should have been recognized as sales type lease rather than an operating lease. Lastly, the Company had historically expensed certain commissions in the period incurred instead of capitalizing and amortizing them under the accounting framework for costs to obtain contracts with customers pursuant to ASC 606, Revenue from Contracts with Customers, and ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers. The corrections resulted in a decrease in Property and equipment, net of $0.4 million as of December 31, 2022. The corrections also resulted in a decrease in Deferred revenue, current of $0.2 million and $1.0 million, a decrease in Deferred revenue, net of current position of $0.9 million and $1.3 million as of December 31, 2022 and 2021, respectively and an increase in Costs of obtaining and fulfilling customer contracts, net of $0.8 million as of December 31, 2022. The corrections also resulted in a decrease in Revenue - service of $3.2 million, $3.1 million and $2.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, a $0.4 million decrease in Revenue – product sales for the year ended December 31, 2022, a decrease in Cost of sales – service of $7.4 million, $6.0 million and $4.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, and a $0.4 million decrease in Cost of sales – product sales for the year ended December 31, 2022. Interest expense, net decreased by $0.1 for the year ended December 31, 2022 and Depreciation and amortization increased by $4.5 million, $3.7 million and $3.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Refer to reference “b” below. Note 12, “Contract Liabilities and Other Disclosures” and Note 28, “Segment Reporting and Geographic Information” have also been corrected.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

Inventory – The Company identified a correction to the amount capitalized for field inventory, repair and consumable items. Refer to reference “c” below. Note 5, “Inventory” has also been corrected.

Goodwill and intangibles – Through review of the appropriate reporting units and asset groups to assess impairments at under ASC 350, Intangibles – Goodwill and Other and ASC 360, Property, Plant and Equipment, the Company identified a triggering event in the first quarter of 2020, related to the beginning of the COVID-19 pandemic, for which an impairment assessment was required for (i) Server Based Gaming (“SBG”) and Acquired Business reporting units and (ii) all landbased asset groups. Based on the assessment, we determined that an impairment of acquired business goodwill and long-lived assets occurred in the first quarter of 2020. Additionally, we determined that a significant number of synergies existed from the acquisition in the fourth quarter of 2019 and therefore a portion of the acquisition goodwill should have been reallocated to other reporting units upon acquisition. The corrections resulted in a decrease in Other acquired intangible assets subject to amortization, net of $1.2 million and $1.5 million as of December 31, 2022 and 2021, respectively, a decrease of Depreciation and amortization of $0.2 million, $0.2 million and $0.1 million for the year ended December 31, 2022, 2021 and 2020, respectively, and an increase in Impairment of goodwill and intangibles of $22.4 million for the year ended December 31, 2020. Refer to reference “d” below. Note 1, “Nature of Operations, Management’s Plans, and Summary of Significant Accounting Policies”, Note 10, “Intangible Assets and Goodwill”, Note 17 “Fair Value Measurements”, and Note 28, “Segment Reporting and Geographic Information” have also been corrected.

Leasing – The Company identified errors related to leasing, which primarily related to the Company not historically including in-substance fixed payments related to certain leases according to the accounting framework in ASC 842, Leases. The corrections resulted in an increase in Operating lease right of use asset of $7.7 million and $9.8 million as of December 31, 2022 and 2021, respectively, an increase in current Operating lease liabilities of $1.1 million and $1.1 million as of December 31, 2022 and 2021, respectively and an increase in long-term Operating lease liabilities of $6.4 million and $8.6 million as of December 31, 2022 and 2021, respectively. Note 25, “Leases” has also been corrected. Refer to reference “e” below.

Pension– The Company identified a correction to Note 27, “Pension Plan” primarily related to the benefit obligation and fair value of plan assets for the buy-in contract. The Company corrected the measurement of the plan assets and the estimated fair value of the buy in contract. As the change to the benefit obligation offset the measurement of the plan assets by an equal amount, there was no net change to the accrued pension benefit or asset in the years presented. Note 27 “Pension Plan” disclosures have been updated to reflect this change.

Basic and diluted net income (loss) per share – An error to shares outstanding primarily relates to the Company not including deferred settlement equity awards that had vested in the number of outstanding shares used in the calculation of basic and diluted weighted average number of shares outstanding pursuant to ASC 260, Earnings Per Share. Refer to reference “h” below. Note 20, “Net income (loss) per share” has also been corrected.

Other areas identified – Through the restatement process, the Company has reclassified certain costs for salaries of service employees. Note 10, “Accrued Expenses”has also been corrected. Refer to reference “f” below.

The Company has also corrected the currency effect on cash within the statement of cash flows. Refer to reference “g” below.

The Company has also corrected Accumulated deficit as of January 1, 2020 in connection with the restatement adjustments discussed above for capitalized software and revenue.

In addition, the Company has corrected other adjustments that are quantitatively immaterial, individually and in aggregate, but because we are correcting for these material items, we have decided to correct these other adjustments. Note 4, “Accounts Receivable”, Note 6, “Prepaid Expenses and Other Assets”, Note 7, “Property and Equipment, net”, have also been corrected. Refer to reference “f” below.

Income tax – The Company updated the income tax effects for the Restatement Items. Note 23, “Income Taxes” has also been updated.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

Summary impact of Restatement Items to Prior Period Financial Statements

The following tables present the effect of the Restatement Items on the Company’s consolidated balance sheets for the periods indicated (in millions, except per share):

	As of December 31, 2022
	As Previously	Previous	Restatement		Restatement
	Reported	Revision	Adjustments	As Restated	References
Assets
Cash	$25.0	$-	$-	$25.0
Accounts receivable, net	40.5	-	(0.1)	40.4	f
Inventory, net	31.0	-	(0.7)	30.3	c
Prepaid expenses and other current assets	32.1	-	(0.9)	31.2	f
Total current assets	128.6	-	(1.7)	126.9

Property and equipment, net	44.7	-	0.4	45.1	b, f
Software development costs, net	35.8	(1.0)	(16.5)	18.3	a
Other acquired intangible assets subject to amortization, net	14.7	-	(0.1)	14.6	d, f
Goodwill	73.9	-	(18.4)	55.5	d
Operating lease right of use asset	8.3	-	7.7	16.0	e
Costs of obtaining and fulfilling customer contracts, net	-	-	7.0	7.0	a, b, f
Other assets	3.4	-	0.4	3.8	f
Total assets	$309.4	$(1.0)	$(21.2)	$287.2

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$25.7	$-	(2.0)	23.7	f
Accrued expenses	28.5	-	0.5	29.0	f
Corporate tax and other current taxes payable	9.3	-	0.8	10.1	f
Deferred revenue, current	4.8	-	(0.2)	4.6	b
Current portion of operating lease liabilities	2.8	-	1.1	3.9	e
Other current liabilities	2.6	-	-	2.6
Current portion of finance lease liabilities	1.0	-	-	1.0
Total current liabilities	74.7	-	0.2	74.9

Long-term debt	277.6	-	-	277.6
Finance lease liabilities, net of current portion	1.2	-	-	1.2
Deferred revenue, net of current portion	3.7	-	(0.9)	2.8	b
Operating lease liabilities	5.9	-	6.4	12.3	e
Other long-term liabilities	4.0	-	-	4.0
Total liabilities	$367.1	$-	$5.7	$372.8

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	-	-	-	-
Common stock; $0.0001 par value; 49,000,000 shares authorized; 25,909,516 shares and 26,433,562 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	-	-	-	-
Additional paid in capital	378.2	-	-	378.2
Accumulated other comprehensive income	46.3	0.1	4.4	50.8
Accumulated deficit	(482.2)	(1.1)	(31.3)	(514.6)
Total stockholders’ deficit	(57.7)	(1.0)	(26.9)	(85.6)
Total liabilities and stockholders’ deficit	$309.4	$(1.0)	$(21.2)	$287.2

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

	As of December 31, 2021
	As Previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Assets
Cash	$47.8	$-	$47.8
Accounts receivable, net	31.7	(0.1)	31.6	f
Inventory, net	16.9	(1.4)	15.5	c
Prepaid expenses and other current assets	30.0	(0.8)	29.2	f
Total current assets	126.4	(2.3)	124.1

Property and equipment, net	50.9	-	50.9
Software development costs, net	35.6	(16.0)	19.6	a
Other acquired intangible assets subject to amortization, net	18.9	(1.5)	17.4	d
Goodwill	82.7	(20.5)	62.2	d
Operating lease right of use asset	10.1	9.8	19.9	e
Costs of obtaining and fulfilling customer contracts, net	-	7.7	7.7	a,f
Other assets	7.1	(0.2)	6.9	f
Total assets	$331.7	$(23.0)	$308.7

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	20.8	-	20.8
Accrued expenses	32.6	0.3	32.9	f
Corporate tax and other current taxes payable	12.3	-	12.3
Deferred revenue, current	7.7	(1.0)	6.7	b
Operating lease liabilities	3.3	1.1	4.4	e
Other current liabilities	3.9	-	3.9
Current portion of finance lease liabilities	0.9	-	0.9
Total current liabilities	81.5	0.4	81.9

Long-term debt	309.0	-	309.0
Finance lease liabilities, net of current portion	1.9	-	1.9
Deferred revenue, net of current portion	6.8	(1.3)	5.5	b
Operating lease liabilities	7.4	8.6	16.0	e
Other long-term liabilities	3.1	-	3.1
Total liabilities	$409.7	$7.7	$417.4

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	-	-	-
Common stock; $0.0001 par value; 49,000,000 shares authorized; 25,909,516 shares and 26,433,562 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	-	-	-
Additional paid in capital	372.3	-	372.3
Accumulated other comprehensive income	43.8	-	43.8
Accumulated deficit	(494.1)	(30.7)	(524.8)
Total stockholders’ deficit	(78.0)	(30.7)	(108.7)
Total liabilities and stockholders’ deficit	$331.7	$(23.0)	$308.7

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

The following tables present the effect of the Restatement Items on the Company’s consolidated statement of operations for the periods indicated (in millions, except share and per share amounts):

	For Year Ended December 31, 2022
	As Previously	Previous	Restatement		Restatement
	Reported	Revision	Adjustments	As Restated	References
Revenue:
Service	$251.8	-	$(3.4)	$248.4	b, f
Product Sales	33.6	-	(0.4)	33.2	b
Total revenue	285.4	-	(3.8)	281.6

Cost of Sales
Cost of service	(49.3)	-	(22.1)	(71.4)	b, f
Cost of product sales	(22.7)	-	0.8	(21.9)	b, c, f
Selling, general, and administrative	(126.4)	-	24.5	(101.9)	a, f
Acquisition and integration related transaction expenses	(0.5)	-	-	(0.5)
Depreciation and amortization	(37.6)	(1.1)	(1.2)	(39.9)	a, b, d, f
Net operating income (loss)	48.9	(1.1)	(1.8)	46.0

Other expense
Interest expense, net	(25.4)	-	0.1	(25.3)	b
Gain on disposal of business	0.9	-	-	0.9
Other finance income (expense)	1.1	-	-	1.1

Total other expense, net	(23.4)	-	0.1	(23.3)

Income (loss) before income taxes	25.5	(1.1)	(1.7)	22.7
Income tax (expense) benefit	(3.2)	-	1.1	(2.1)
Net income (loss)	22.3	(1.1)	(0.6)	20.6

Other comprehensive income (loss)
Foreign currency translation gain (loss)	8.2	-	4.5	12.7	f
Change in fair value of hedging instrument	-	-	-	-
Reclassification of loss (gain) on hedging instrument to comprehensive income	0.7	-	-	0.7
Actuarial (losses) gains on pension plan	(6.4)	-	-	(6.4)
Other comprehensive income (loss)	2.5	-	4.5	7.0

Comprehensive income (loss)	$24.8	$(1.1)	$3.9	$27.6

Net income (loss) per common share - basic	$0.84	$(0.04)	$(0.07)	$0.73
Net income (loss) per common share - diluted	$0.77	$(0.04)	$(0.02)	$0.71

Weighted average number of shares outstanding during the year - basic	26,446,374	-	1,603,544	28,049,918	h
Weighted average number of shares outstanding during the year - diluted	29,035,785	-	57,070	29,092,855	h

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

	For the Year Ended December 31, 2021
	As Previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Revenue:
Service	$183.3	$(3.1)	$180.2	b
Product Sales	25.6	-	25.6
Total Revenue	208.9	(3.1)	205.8

Cost of Sales
Cost of Service	(34.3)	(17.5)	(51.8)	b, f
Cost of product sales	(16.4)	(1.4)	(17.8)	c
Selling, general, and administrative	(110.2)	19.9	(90.3)	a, f
Acquisition and integration related transaction expenses	(1.6)	-	(1.6)
Depreciation and amortization	(47.0)	(1.8)	(48.8)	a, b, d
Net operating income (loss)	(0.6)	(3.9)	(4.5)

Other expense
Interest expense, net	(44.3)	-	(44.3)
Change in fair value of warrant liability	0.9	-	0.9
Other finance income (expense)	5.7	-	5.7	f

Total other expense, net	(37.7)	-	(37.7)

Income (loss) before income taxes	(38.3)	(3.9)	(42.2)
Income tax (expense) benefit	1.6	-	1.6
Net income (loss)	(36.7)	(3.9)	(40.6)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	0.4	0.3	0.7
Change in fair value of hedging instrument	0.3	-	0.3
Reclassification of loss (gain) on hedging instrument to comprehensive income	1.5	-	1.5
Actuarial (losses) gains on pension plan	10.5	-	10.5
Other comprehensive income (loss)	12.7	0.3	13.0

Comprehensive income (loss)	$(24.0)	$(3.6)	$(27.6)

Net income (loss) per common share - basic	$(1.60)	$(0.06)	$(1.66)
Net income (loss) per common share - diluted	$(1.60)	$(0.06)	$(1.66)

Weighted average number of shares outstanding during the year - basic	22,897,997	1,504,464	24,402,461	h
Weighted average number of shares outstanding during the year - diluted	22,897,997	1,504,464	24,402,461	h

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

	For the Year Ended December 31, 2020
	As Previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Revenue:
Service	$178.7	$(2.1)	$176.6	b,
Product Sales	21.1	0.6	21.7	f
Total Revenue	199.8	(1.5)	198.3

Cost of Sales
Cost of service	(30.1)	(15.8)	(45.9)	b, f
Cost of product sales	(14.4)	(0.6)	(15.0)
Selling, general, and administrative	(89.6)	17.2	(72.4)	a, f
Acquisition and integration related transaction expenses	(7.0)	-	(7.0)
Depreciation and amortization	(52.3)	(1.3)	(53.6)	a, b, d
Impairment of goodwill and intangibles	-	(22.4)	(22.4)	d
Net operating income (loss)	6.4	(24.4)	(18.0)

Other expense
Interest expense, net	(30.0)	-	(30.0)
Change in fair value of warrant liability	(3.2)	-	(3.2)
Loss from equity method investee	(0.5)	-	(0.5)
Other finance income (expense)	(4.7)	-	(4.7)

Total other expense, net	(38.4)	-	(38.4)

Income (loss) before income taxes	(32.0)	(24.4)	(56.4)
Income tax (expense) benefit	(0.4)	-	(0.4)
Net income (loss)	(32.4)	(24.4)	(56.8)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(5.4)	(0.3)	(5.7)
Change in fair value of hedging instrument	(2.9)	-	(2.9)
Reclassification of loss (gain) on hedging instrument to comprehensive income	1.5	-	1.5
Actuarial (losses) gains on pension plan	(7.2)	-	(7.2)
Other comprehensive income (loss)	(14.0)	(0.3)	(14.3)

Comprehensive income (loss)	$(46.4)	$(24.7)	$(71.1)

Net income (loss) per common share - basic	$(1.45)	$(0.94)	$(2.39)
Net income (loss) per common share - diluted	$(1.45)	$(0.94)	$(2.39)

Weighted average number of shares outstanding during the year - basic	22,399,333	1,318,188	23,717,521	h
Weighted average number of shares outstanding during the year - diluted	22,399,333	1,318,188	23,717,521	h

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

The following tables present the effect of the Restatement Items on the Company’s consolidated statements of stockholders’ equity (deficit) for the periods indicated (in millions, except per share amounts):

				Accumulated
			Additional	other		Total
	Common Stock		paid in	comprehensive	Accumulated	stockholders’	Restatement
	Shares	Amount	capital	income	deficit	deficit	References
Balance as of December 31, 2020 (As Previously Reported)	22,430,475	$-	$324.6	$31.1	$(457.4)	$(101.7)
Restatement Items	-	-	-	(0.3)	(26.8)	(27.1)
Balance as of December 31, 2020 (As Restated)	22,430,475	-	324.6	30.8	(484.2)	(128.8)

Balance as of December 31, 2021 (As Previously Reported)	26,433,562	-	372.3	43.8	(494.1)	(78.0)
Restatement Items	-	-	-	-	(30.7)	(30.7)
Balance as of December 31, 2021 (As Restated)	26,433,562	-	372.3	43.8	(524.8)	(108.7)

Balance as of December 31, 2022 (As Previously Reported)	25,909,516	-	378.2	46.3	(482.2)	(57.7)
Previous Revision	-	-	-	0.1	(1.1)	(1.0)
Restatement Items	-	-	-	4.4	(31.3)	(26.9)
Balance as of December 31, 2022 (As Restated)	25,909,516	$-	$378.2	$50.8	$(514.6)	$(85.6)

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

The following tables present the effect of the Restatement Items on the Company’s consolidated statements of cashflows for the periods indicated (in millions):

	Year Ended December 31, 2022
	As Previously	Previous	Restatement		Restatement
	Reported	Revision	Adjustments	As Restated	References
Cash flows from operating activities:
Net income	$22.3	$(1.1)	$(0.6)	$20.6	a, b, c, d, f
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37.6	(1.1)	3.4	39.9	a, b, d
Right of use asset amortization	2.4	-	1.1	3.5	e
Profit on disposal of trade and assets	-	-	(0.9)	(0.9)	f
Stock-based compensation expense	10.8	-	-	10.8
Reclassification of loss on hedging instrument to comprehensive income	0.7	-	-	0.7
Non-cash interest expense relating to senior debt	1.8	-	-	1.8
Contract cost expense	-	-	(7.2)	(7.2)	a, b
Changes in assets and liabilities:
Accounts receivable	(12.0)	-	(0.1)	(12.1)	f, g
Inventory	(16.0)	-	(0.7)	(16.7)	c, g
Prepaid expenses and other assets	(3.8)	-	(0.5)	(4.3)	f, g
Corporate tax and other current taxes payable	(6.7)	-	0.6	(6.1)	f, g
Accounts payable	7.5	-	(2.4)	5.1	f, g
Deferred revenues and customer prepayment	(5.2)	-	0.8	(4.4)	b, g
Accrued expenses	0.8	-	(0.1)	0.7	g
Operating lease liabilities	(2.6)	-	(1.1)	(3.7)	e, g
Other long-term liabilities	(2.9)	-	(0.1)	(3.0)	g
Net cash provided by operating activities	34.7	(2.2)	(7.8)	24.7

Cash flows from investing activities:
Purchases of property and equipment	(21.2)	-	(1.0)	(22.2)	b, f
Acquisition of subsidiary company assets	(0.6)	-	-	(0.6)
Disposal of trade and assets	-	-	1.3	1.3	f
Purchases of capital software	(18.6)	-	7.5	(11.1)	a
Net cash used in investing activities	(40.4)	-	7.8	(32.6)

Cash flows from financing activities:
Repurchase of common stock	(10.4)	-	-	(10.4)
Repayments of finance leases	(0.6)	-	-	(0.6)
Net cash (used in) provided by financing activities	(11.0)	-	-	(11.0)

Effect of exchange rate changes on cash	(6.1)	-	2.2	(3.9)	g

Net increase in cash	(22.8)	-	-	(22.8)
Cash, beginning of period	47.8	-	-	47.8
Cash, end of period	$25.0	$-	$-	$25.0

Supplemental cash flow disclosures
Cash paid during the period for interest	$23.0	$-	$-	$23.0
Cash paid during the period for income taxes	$-	$-	$-	$-
Cash paid during the period for operating leases	$4.3	$-	$3.5	$7.8	e

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital from net settlement of RSUs	$(4.1)	$-	$-	$(4.1)
Lease liabilities arising from obtaining right of use assets	$(1.8)	$-	$-	$(1.8)
Adjustment to customer relationships intangible asset arising from adjustment to fair value of assets acquired	$(0.9)	$-	$-	$(0.9)
Property and equipment transferred to inventory	$0.8	$-	$-	$0.8

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

	Year Ended December 31, 2021
	As Previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Cash flows from operating activities:
Net loss	$(36.7)	$(3.9)	$(40.6)	a, b, c, d, f
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47.0	1.8	48.8	a, b, d
Amortization of right of use asset	3.3	1.2	4.5	e
Stock-based compensation expense	13.0	-	13.0
Impairment of investment in equity method investee	-	-	-
Unrealized transactional currency gain/loss on senior bank debt	(4.6)	(0.1)	(4.7)	f
Change in fair value of warrant liability	(0.9)	-	(0.9)
Reclassification of loss on hedging instrument to comprehensive income	1.5	-	1.5
Non-cash interest expense relating to senior debt	17.2	-	17.2
Contract cost expense	-	(6.3)	(6.3)	a, b
Changes in assets and liabilities:
Accounts receivable	(4.9)	0.2	(4.7)	f, g
Inventory	1.6	1.6	3.2	c, g
Prepaid expenses and other assets	(13.9)	1.5	(12.4)	f, g
Corporate tax and other current taxes payable	(9.9)	0.2	(9.7)	f, g
Accounts payable	2.8	-	2.8
Deferred revenues and customer prepayment	(6.7)	0.8	(5.9)	b, g
Accrued expenses	0.7	0.3	1.0	f, g
Operating lease liabilities	(2.9)	(1.1)	(4.0)	e, g
Other long-term liabilities	(0.4)	-	(0.4)
Net cash provided by operating activities	6.2	(3.8)	2.4

Cash flows from investing activities:
Purchases of property and equipment	(11.6)	0.3	(11.3)	g
Acquisition of subsidiary company assets	(12.5)	0.1	(12.4)	g
Purchases of capital software	(13.8)	5.1	(8.7)	a, g
Net cash used in investing activities	(37.9)	5.5	(32.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	333.1	-	333.1
Proceeds from exercise of warrants	30.5	-	30.5
Repayments of revolver and long-term debt, including exit premium	(320.6)	-	(320.6)
Payment of debt issuance costs	(9.1)	-	(9.1)
Cash paid in connection with terminated interest rate swaps	(2.1)	-	(2.1)
Repayments of finance leases	(0.6)	-	(0.6)
Net cash (used in) provided by financing activities	31.2	-	31.2

Effect of exchange rate changes on cash	1.2	(1.7)	(0.5)	g

Net increase in cash	0.7	-	0.7
Cash, beginning of period	47.1	-	47.1
Cash, end of period	$47.8	$-	$47.8

Supplemental cash flow disclosures
Cash paid during the period for interest	$30.8	$-	$30.8
Cash paid during the period for income taxes	$1.2	$-	$1.2
Cash paid during the period for operating leases	$4.4	$2.2	$6.6	e

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital from net settlement of RSUs	$(6.4)	$-	$(6.4)
Property and equipment acquired through finance lease	$2.6	$-	$2.6
Property and equipment transferred to inventory	$1.3	$-	$1.3

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

	Year Ended December 31, 2020
	As Previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Cash flows from operating activities:
Net loss	$(32.4)	$(24.4)	$(56.8)	a, b, c, d, f
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52.3	1.3	53.6	a, b, d
Amortization of right of use asset	3.6	0.9	4.5	e
Stock-based compensation expense	4.8	-	4.8
Impairment of investment in equity method investee	0.7	(0.2)	0.5	f
Impairment of goodwill and intangibles	-	22.4	22.4	d
Unrealized transactional currency gain/loss on senior bank debt	5.6	-	5.6
Change in fair value of warrant liability	3.2	-	3.2
Reclassification of loss on hedging instrument to comprehensive income	0.9	-	0.9
Non-cash interest expense relating to senior debt	3.4	-	3.4
Contract cost expense		(7.6)	(7.6)	a, b
Changes in assets and liabilities:
Accounts receivable	(2.9)	0.1	(2.8)	g
Inventory	1.3	0.1	1.4	g
Prepaid expenses and other assets	8.8	1.9	10.7	f, g
Corporate tax and other current taxes payable	6.6	0.2	6.8	f, g
Accounts payable	(4.8)	0.1	(4.7)	g
Deferred revenues and customer prepayment	(5.7)	0.8	(4.9)	b, g
Accrued expenses	10.9	0.2	11.1	g
Operating lease liabilities	(2.8)	(0.9)	(3.7)	e
Other long-term liabilities	(0.6)	-	(0.6)
Net cash provided by operating activities	52.9	(5.1)	47.8

Cash flows from investing activities:
Purchases of property and equipment	(15.4)	0.1	(15.3)	g
Purchases of capital software	(14.5)	6.1	(8.4)	a, g
Net cash used in investing activities	(29.9)	6.2	(23.7)

Cash flows from financing activities:
Repayments of revolver and long-term debt, including exit premium	(4.2)	-	(4.2)
Payment of debt issuance costs	(3.1)	-	(3.1)
Cash paid in connection with terminated interest rate swaps	-	-	-
Repayments of finance leases	(0.9)	-	(0.9)
Net cash (used in) provided by financing activities	(8.2)	-	(8.2)

Effect of exchange rate changes on cash	3.2	(1.1)	2.1	g

Net increase in cash	18.0	-	18.0
Cash, beginning of period	29.1	-	29.1
Cash, end of period	$47.1	$-	$47.1

Supplemental cash flow disclosures
Cash paid during the period for interest	$13.3	$-	$13.3
Cash paid during the period for income taxes	$0.2	$-	$0.2
Cash paid during the period for operating leases	$3.3	$1.3	$4.6	e

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital from net settlement of RSUs	$(0.7)	$-	$(0.7)
Lease liabilities arising from obtaining right of use assets	$(6.8)	$(3.4)	$(10.2)	e
Adjustment to goodwill arising from adjustment to fair value of assets acquired	$(0.2)	$-	$(0.2)
Property and equipment acquired through finance lease	$1.5	$-	$1.5
Capitalized interest payments	$10.6	$-	$10.6
Assets arising from asset retirement obligations	$1.0	$-	$1.0

3. Acquisitions and Disposals

In January 2022, the Company sold its Italian VLT business, including all terminal and other assets, staff costs and facilities and contracts, to a non-connected party for total proceeds of €1.1 million ($1.3 million), recognizing a profit on disposal of €0.8 million ($0.9 million). The Company continues to serve these Italian markets in the form of the provision of platform and games.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

On December 31, 2021, the Company acquired 100% of the membership interests of Sportech Lotteries, LLC, which has since been renamed Inspired Entertainment Lotteries, LLC. The Company concluded that Inspired Entertainment Lotteries, LLC’s contract with its only customer represented substantially all of the fair value of the gross assets acquired and, in accordance with ASC 805, determined that the asset set did not comprise a business. The Company therefore applied asset acquisition accounting to the transaction, and recorded the acquisition of the customer contract as an intangible asset in the amount of $12.4 million. The intangible asset will be amortized over its remaining useful life of 13.2 years.

During the year ended December 31, 2022, as a result of revisions made to management’s preliminary assessments, the Company recognized an additional $0.9 million long-term receivable related to Inspired Entertainment Lotteries, LLC, and reduced the value of the customer contract intangible asset accordingly.

4. Accounts Receivable, as restated

Accounts receivable consist of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Trade receivables	$44.6	$36.2
Less: long-term receivable recorded in other assets	(3.0)	(3.5)
Finance lease receivables	0.2	0.7
Allowance for doubtful accounts	(1.4)	(1.8)
Total accounts receivable, net	$40.4	$31.6

Changes in the allowance for doubtful accounts are as follows:

	December 31, 2022	December 31, 2021
	(in millions)
Beginning balance	$(1.8)	$(2.3)
Additional provision for doubtful accounts	(0.2)	(0.7)
Recoveries	—	0.1
Write offs	0.4	1.1
Foreign currency translation adjustments	0.2	—
Ending balance	$(1.4)	$(1.8)

5. Inventory, as restated

Inventory consists of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Component parts	$20.7	$9.4
Work in progress	3.6	1.6
Finished goods	6.0	4.5
Total inventories	$30.3	$15.5

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

6. Prepaid Expenses and Other Assets, as restated

Prepaid expenses and other assets consist of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Prepaid expenses and other assets	$13.2	$11.5
Unbilled accounts receivable	18.0	17.4
Corporate tax and other current taxes receivable	—	0.3
Total prepaid expenses and other assets	$31.2	$29.2

7. Property and Equipment, net, as restated

	December 31, 2022	December 31, 2021
	(in millions)
Short-term leasehold property	$3.1	$3.2
Server based gaming terminals	168.1	178.8
Computer equipment	10.9	10.6
Plant and machinery	3.9	4.1
	186.0	196.7
Less: accumulated depreciation and amortization	(140.9)	(145.8)
	$45.1	$50.9

Depreciation expense amounted to $21.5 million, $25.9 million and $29.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

8. Software Development Costs, net, as restated

Software development costs, net consisted of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Software development costs	$125.2	$128.9
Less: accumulated amortization	(106.9)	(109.3)
	$18.3	$19.6

During the years ended December 31, 2022 and 2021, the Company capitalized $10.8 million and $8.8 million of software development costs, respectively. As of December 31, 2022 and 2021, approximately $1.3 million and $1.1 million of capitalized software development costs related to the Company’s implementation of an enterprise resource planning system, respectively. Other capitalized cloud-based implementation costs were not material as of December 31, 2022 and 2021.

The total amount of software costs amortized was $9.5 million, $15.7 million and $15.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. Software costs written down to net realizable value amounted to $0.4 million, $0.2 million and $0.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The weighted average amortization period was 3.9 years and 3.4 years for the years ended December 31, 2022 and 2021, respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

The estimated software amortization expense for the years ending December 31 are as follows:

Year ending December 31, (in millions)
2023	$6.1
2024	2.8
2025	1.6
2026	0.3
2027	—
Thereafter	—
Total	$10.8

9. Intangible Assets and Goodwill, as restated

On October 1, 2019, the Company’s subsidiary, Inspired Gaming (UK) Limited, completed the acquisition of the Gaming Technology Group of Novomatic UK Ltd. pursuant to the Share Purchase Agreement, dated as of June 11, 2019 (the “SPA”), comprising: (i) all of the outstanding equity interests of each of (a) Astra Games Ltd, (b) Bell-Fruit Group Limited, (c) Gamestec Leisure Limited, (d) Harlequin Gaming Limited, and (e) Playnation Limited, and (ii) 60% of the outstanding equity interests of Innov8 Gaming Limited (“Innov8”, and together with the entities described in clause (i) and certain of their subsidiaries, the “Acquired Businesses” and the transactions contemplated by the SPA, the “NTG Acquisition”). The consideration for the NTG Acquisition totaled approximately €107.0 million ($116.6 million) in cash. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of €26.1 million at the close of the acquisition, with €15.1 million of goodwill allocated to the Acquired Businesses reporting unit and the remaining goodwill amounts allocated to existing reporting units.

As part of the acquisition of the Acquired Businesses, the Company obtained the rights to certain customer relationship and trademarks intangible assets. During the first quarter of 2020, as a result of the COVID-19 pandemic and all venues offering land-based gaming, including our products, were closed for an indeterminate period of time in the jurisdictions in which we operate through governmental mandate, the Company concluded these triggering events could indicate possible impairment of its goodwill and indefinite-lived intangible assets in the Server Based Gaming and Acquired Businesses reporting units. The Company performed a quantitative and qualitative impairment analysis and determined that goodwill within the Acquired Businesses reporting unit was fully impaired. In addition, the Company determined that all its asset groups within Server Based Gaming and Acquired businesses had a triggering event. As a result, the Company performed a recoverability test and determined all asset groups were recoverable under the undiscounted cash flow recoverability test other than Playnation. As a result, step 2 was performed and resulted in a $1.3 million and $0.5 million impairment for customer relationships and trademarks intangible assets, respectively. The Company recorded $22.4 million in total impairments on its consolidated statement of earnings (loss) for the year ended December 31, 2020.

The impairment analysis required management to make estimates about future operating results, valuation multiples and discount rates and assumptions based on historical data and consideration of future market conditions. Changes in the assumptions can materially affect these estimates. Given the uncertainty inherent in any projection, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in additional impairment charges in the future. Such impairments could be material.

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

	December 31, 2022	December 31, 2021
	(in millions)
Trademarks	$19.4	$21.6
Customer relationships	28.7	31.5
	48.1	53.1
Less: accumulated amortization	(33.5)	(35.7)
	$14.6	$17.4

Aggregate intangible asset amortization expense amounted to $1.5 million, $0.7 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The estimated intangible asset amortization expense for the years ending December 31 are as follows:

Year ending December 31, (in millions)
2023	$1.6
2024	1.6
2025	1.6
2026	1.6
2027	1.5
Thereafter	6.7
Total	$14.6

Goodwill

Goodwill is summarized as follows:

	December 31, 2022	December 31, 2021
	(in millions)
Balance at beginning of period, gross	$82.7	$83.5
Accumulated goodwill impairment losses	(20.5)	(-20.5)
Balance at beginning of period, net	62.2	63.0
Foreign currency translation adjustments	(-6.7)	(0.8)
Ending balance, net	$55.5	$62.2

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

10. Other Assets, as restated

Other assets consist of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Long term finance lease receivable	$0.6	$0.3
Pension asset	—	3.0
Long term receivables	3.0	3.5
Long term prepaid expenses and other assets	0.2	0.1
	$3.8	$6.9

11. Accrued Expenses, as restated

Accrued expenses consist of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Payroll and related costs	$10.3	$8.1
Cost of sales including inventory	9.2	12.6
Non-current asset costs	2.2	0.7
Interest payable - cash	1.8	2.0
Selling, general and administrative costs	2.0	2.5
Tax and professional fees	1.7	2.8
Asset retirement obligations and other property related costs	1.5	3.5
Other creditors	0.3	0.7
	$29.0	$32.9

The analysis of the prior year expenses has been recharacterized to ensure consistency with the current year categorization. The recharacterization has no impact on the previously reported total accrued expenses as of December 31, 2021.

12. Contract Liabilities and Other Disclosures, as restated

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At December 31, 2022	$44.6	$18.0	$(7.4)	$(2.4)
At December 31, 2021	$36.2	$17.4	$(12.2)	$(3.9)
At December 31, 2020	$30.2	$8.7	$(19.8)	$(1.6)

Unbilled accounts receivable are a form of contract asset and primarily result from revenue being recognized when or as control of a solution or service is transferred to the customer, but where invoicing is contingent upon the completion of other performance obligations or payment terms differ from the provisioning of services. The current portion of unbilled accounts receivable is reported within prepaid expenses and other current assets in the consolidated balance sheet, and the non-current portion is included in other assets. Contract liabilities (deferred income and customer prepayments and deposits) primarily relate to consideration received from customers in advance of delivery of the related goods and services to the customer. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $7.0 million, $10.2 million and $8.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

For the year ended December 31, 2022 and 2021 there was no significant amounts of revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied in the respective prior periods.

The Company capitalizes certain costs incurred in obtaining or fulfilling a customer contract. The following table summarizes amounts capitalized on the Consolidated Balance Sheets at December 31, 2022 and 2021, net of accumulated amortization.

	December 31, 2022	December 31, 2021
	(in millions)
Costs to obtain contracts with customers, net	$0.4	$1.0
Customer contract fulfillment costs, net	6.6	6.7
Total costs of obtaining and fulfilling customer contracts, net	$7.0	$7.7

Amortization of capitalized contract costs was $7.0 million, $6.4 million, and $6.2 million during the years ended December 31, 2022, 2021, and 2020, respectively. We did not recognize any impairment losses on such costs during the years ended December 31, 2022, 2021, or 2020.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

Transaction Price Allocated to Remaining Performance Obligations

At December 31, 2022, the transaction price allocated to unsatisfied performance obligations for contracts expected to be greater than one year, or performance obligations for which we do not have a right to consideration from the customer in the amount that corresponds to the value to the customer for our performance completed to date, variable consideration which is not accounted for in accordance with the sales-based or usage-based royalties guidance, or contracts which are not wholly unperformed, is approximately $31.9 million. Of this amount, we expect to recognize as revenue approximately 51% within the next 12 months, approximately 44% between 13 and 36 months, approximately 5% between 37 and 60 months, and the remaining balance through December 31, 2029.

13. Other Liabilities

Other liabilities consist of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Customer prepayments and deposits	$2.4	$3.9
Foreign exchange contract liabilities	0.2	—
Total other liabilities, current	2.6	3.9
Asset retirement obligations	1.1	1.8
Other creditors	0.8	1.3
Pension liability	2.1	—
Total other liabilities, long-term	4.0	3.1
	$6.6	$7.0

14. Long Term and Other Debt

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

In connection with the issuance of the Senior Secured Notes and the entry into the RCF Agreement, on May 20, 2021, the Prior Financing was repaid in full and the senior facilities agreement (dated September 27, 2019, as amended and restated on June 25, 2020, (the “Prior SFA) see below) relating to the Prior Financing was terminated. No prepayment premium applied to the repayment (although customary break cost provisions applied). Debt fees of $14.4 million were expensed to the Consolidated Statements of Operations and Consolidated Income (Loss) within Interest Expense as part of the repayment. In addition, on May 19, 2021, we terminated the interest rate swaps relating to the Prior Financing and applicable termination fees were settled on May 20, 2021 (see Note 15).

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

15. Derivatives and Hedging Activities

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

Interest Expense
(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$39.8

Gain/(loss) on cash flow hedging relationships in Subtopic 815-20	$(1.5)

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the year ended December 31, 2020.

Interest Expense
(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded	$36.1

Gain/(loss) on cash flow hedging relationships in Subtopic 815-20	$(1.5)

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

16. Fair Value Measurements, as restated

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

	Level	December 31, 2022	December 31, 2021
		(in millions)
Long term receivable (included in other assets)	2	$3.0	$3.5

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

Assets Measured on a Nonrecurring Basis

Assets that are measured at fair value on a nonrecurring basis are remeasured when carrying value exceeds fair value. This includes the evaluation of long-lived assets, goodwill and other intangible assets for impairment. The Company’s estimates of fair value required it to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances that might directly impact each of the relevant asset groups’ operations in the future and are therefore uncertain. The carrying value of the assets after any impairment approximates fair value.

In accordance with ASC 360, Property, Plant, and Equipment, the Company assesses the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company assesses the carrying amount of goodwill held at the reporting units for impairment. The Company assesses the fair value of the reporting units using the income approach. Inputs used to calculate the fair value based on the income approach primarily include estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant.

During the first quarter of 2020, the Company recorded $20.5 million, $1.3 million, and $0.5 million to Impairment of goodwill and intangibles on its consolidated statement of earnings (loss) for the year ended December 31, 2020 related to the impairment of its goodwill and customer relationships and trademarks intangible assets, respectively, to the Acquired Businesses reporting unit and Playnation asset group. See Note 9 – Intangible Asssets and Goodwill for additional information.

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

18. Stock-Based Compensation

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

19. Accumulated Other Comprehensive Loss (Income), as restated

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2020	$(76.5)	$1.4	$30.0	$(45.1)
Change during the period	5.7	1.4	7.2	14.3
Balance at December 31, 2020	(70.8)	2.8	37.2	(30.8)
Change during the period	(0.7)	(1.8)	(10.5)	(13.0)
Balance at December 31, 2021	(71.5)	1.0	26.7	(43.8)
Change during the period	(12.7)	(0.7)	6.4	(7.0)
Balance at December 31, 2022	$(84.2)	$0.3	$33.1	$(50.8)

Included within accumulated other comprehensive income is an amount of $0.3 million relating to the change in fair value of discontinued hedging instruments. This amount will be amortized as a charge to income over the life of the original instruments, in accordance with US GAAP.

20. Net Income (Loss) per Share, as restated

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because they were either contingently issuable shares or because their inclusion would be anti-dilutive:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
RSUs	382,500	2,039,254	2,051,956
Unvested Restricted Stock	—	—	624,116
Stock Warrants	—	—	9,539,565
	382,500	2,039,254	12,215,637

The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the year ended December 31, 2022. There were no reconciling items for the years ended December 31, 2021 or December 31, 2020, respectively.

	Income (Numerator)	Shares (Denominator)	Per-Share Amount, Year Ended December 31, 2022
	(in millions)
Basic EPS
Income available to common stockholders	$20.6	28,049,918	$0.73
Effect of Dilutive Securities
RSUs		1,042,937	(0.02)
Diluted EPS
Income available to common stockholders	$20.6	$29,092,855	$0.71

The calculation of Basic EPS includes the effects of 1,703,142, 1,583,650 and 1,373,022 shares for the years ended December 31 2022, 2021 and 2020, respectively, with respect to RSU awards that have vested but have not yet been issued.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

21. Repurchase of Common Stock

On May 10, 2022, the Board of Directors authorized the Company to use up to $25.0 million to repurchase Inspired common shares (such amount being exclusive of any fees, commissions or other expenses), subject to repurchases being effected on or before May 10, 2025 (the “Share Repurchase Program”). Management has discretion as to whether to repurchase shares of the Company.

During the year ended December 31, 2022, the Company repurchased 1,067,340 shares under the Share Repurchase Program for gross payments of approximately $10.4 million, which were canceled and retired during the year ended December 31, 2022. As of December 31, 2022, approximately $14.6 million remained available for future repurchases under the Share Repurchase Program.

Refer Part II, Item 5 of this report for further details regarding shares repurchased during the three months ended December 31, 2022.

22. Other Finance (Expense) Income

Other finance (expense) income consisted of the following:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in millions)
Pension interest cost	$(2.2)	$(1.7)	$(2.2)
Expected return on pension plan assets	3.3	2.8	3.1
Foreign currency translation on senior bank debt	—	4.6	(5.6)
	$1.1	$5.7	$(4.7)

23. Income Taxes, as restated

The effective tax rates for the years ended December 31, 2022, 2021 and 2020 were 9.2%, 3.8% and (0.6%) respectively. For the year ended December 31, 2022, the Company’s effective tax rate differs from the federal statutory rate primarily due to losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit as well as an inclusion for global intangible low-taxed income. For the year ended December 31, 2021, the Company’s effective tax rate differs from the federal statutory rate primarily due to losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit and non-deductible officer’s compensation.

The components of earnings (loss) before income taxes on the Company’s consolidated statement of operations by the United States and foreign jurisdictions were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in millions)
United States	$(8.1)	$(13.5)	$(14.4)
Foreign jurisdictions	30.8	(28.7)	(42.0)
Total earnings (loss) before income taxes	$22.7	$(42.2)	$(56.4)

Income tax provision (benefit), as reflected in the Company’s consolidated statement of operations, consists of the following:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in millions)
Current provision (benefit)
Federal	$0.7	$—	$—
State	—	—	—
Foreign	1.4	(1.6)	0.4
Total current	$2.1	$(1.6)	$0.4

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
(in millions)
Deferred provision (benefit)
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	$—	$—	$—

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

The differences between the federal statutory tax rate and our effective rate are reflected in the following table for the years ended December 31, 2022, 2021 and 2020:

	December 31, 2022	December 31, 2021	December 31, 2020
	(in millions)
Statutory income tax	21.0%	21.0%	21.0%
State taxes (net of federal)	0.4%	0.0%	0.0%
Non-deductible officers’ compensation	7.5%	(4.9)%	0.0%
Global intangible low-taxed income	33.1%	0.0%	0.0%
Goodwill impairment	0.0%	0.0%	(9.0)%
Other permanent differences	0.3%	(2.2)%	(2.8)%
Effect of rates different than statutory	(2.2)%	(0.7)%	0.3%
Non-creditable withholding taxes	4.7%	0.0%	0.0%
Foreign tax true ups	(0.1)%	4.2%	0.1%
Research and development tax credits	(1.2)%	0.3%	0.0%
Change in valuation allowance	(54.3)%	(13.9)%	(10.2)%
Effective income tax rate	9.2%	3.8%	(0.6)%

The net deferred tax assets and liabilities arising from temporary differences are as follows:

	December 31, 2022	December 31, 2021
	(in millions)
Depreciation	$52.3	$71.4
Net operating losses	23.4	30.9
Other temporary differences	2.5	1.8
Intangible Assets	4.8	5.0
Right of Use Liability	4.1	5.1
Total gross deferred tax assets	87.1	114.2
Valuation allowance balance	(83.1)	(109.2)
Gross deferred tax assets	4.0	5.0
Intangible assets	—	—
Other temporary differences	—	—
Right of Use Asset	(4.0)	(5.0)
Gross deferred tax liabilities	(4.0)	(5.0)
Net deferred tax assets	$—	$—

Changes in the valuation allowance are as follows:

	December 31, 2022	December 31, 2021
	(in millions)
Beginning balance	$109.2	$79.8
(Decrease) increase	(26.1)	29.4
Reversal of allowance	—	—
Ending balance	$83.1	$109.2

As of December 31, 2022 and 2021, the Company has $3.8 million and $36.6 million, respectively, of gross federal net operating loss carry forwards, these losses have an unlimited carry forward. The cumulative state net operating losses as of December 31, 2022 are $58.4 million, which begin to expire in 2026. The utilization of both the Company’s federal and state net operating losses may be subject to a limitation in the future due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code. As of December 31, 2022, the Company has not had an ownership change under Section 382.

As of December 31, 2022 and 2021, the Company also has gross net operating losses in foreign jurisdictions, primarily the United Kingdom, totaling $82.2 million and $84.7 million, respectively. The majority of these net operating losses have an unlimited carry forward period.

The Company recorded a valuation allowance against all of our deferred tax assets as of both December 31, 2022, and December 31, 2021. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. The valuation allowance we recorded as of December 31, 2022 and December 31, 2021 was $83.1 million and $109.2 million, respectively.

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

24. Related Parties

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

25. Leases, as restated

The Company as Lessee

The Company is party to operating leases with third parties with respect to various real estate and vehicle assets. Both real estate and vehicle leases typically include a lease (of the property or vehicle) and a non-lease (provision of services) component which are accounted for separately. Payment terms are typically fixed, however, certain leases may contain various provisions for increases in rental rates based either on changes in a specific price index (such as the published Consumer Price Index CPI), a predetermined escalation schedule or rate, or as a percentage of sales. Such variable lease payments are recognized as lease expense as they are incurred. We initially measure the present value of the lease payments using the index at the lease commencement date. Additional payments based on the future subsequent change in an index or rate, or payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded when incurred as variable payments.

The lease term begins on the commencement date, which is the date the Company takes possession of the property. The Company’s lease terms may include options to extend or terminate the lease. These options to extend or terminate are assessed on a lease-by-lease basis, and the ROU assets and lease liabilities are adjusted when it is reasonably certain that the option to extend or terminate will be exercised. The lease term is used to determine lease classification as an operating or finance lease and is used to calculate straight-line expense for operating leases. The operating leases have remaining terms of 1 to 10 years.

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

The components of lease expense were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in millions)
Finance lease costs:
Depreciation	$0.9	$0.5	$0.1
Interest	0.2	0.2	0.1
Operating lease costs	5.8	6.4	5.8
Short-term lease costs	1.2	1.3	1.5
Variable lease costs	2.5	1.0	0.1
Total	$10.6	$9.4	$7.6

	December 31, 2022	December 31, 2021
Weighted average remaining lease term – finance leases	29.8 months	39.1 months
Weighted average remaining lease term – operating leases	68.1 months	74.0 months
Weighted average discount rate – finance leases	9.0%	8.9%
Weighted average discount rate – operating leases	8.7%	8.6%

Assets leased under finance leases had a cost of $2.3 million and $4.2 million at December 31, 2022 and 2021, respectively, and accumulated depreciation associated with these assets was $1.2 million and $0.6 million at December 31, 2022 and 2021, respectively.

Future minimum finance lease payments as of December 31, 2022 were as follows:

Year ending December 31, (in millions)
2023	$1.2
2024	0.9
2025	0.5
2026	—
2027	—
Thereafter	—
Total future minimum lease payments	2.6
Less: imputed interest	(0.4)
Total	$2.2

Future minimum operating lease payments as of December 31, 2022 were as follows:

Year ending December 31, (in millions)
2023	$4.6
2024	4.2
2025	3.1
2026	2.6
2027	1.3
Thereafter	5.9
Total future minimum lease payments	21.7
Less: imputed interest	(5.5)
Total	$16.2

The Company as Lessor

Certain of our arrangements include leases for equipment installed at customer locations. As the lessor, we combine lease and non-lease components for all classes of underlying assets in arrangements that involve operating leases. The single combined component is accounted for under ASC 606, Revenue from Contracts with Customers based on the consideration that the non-lease components are the predominant items in the arrangements. If a component cannot be combined, the consideration is allocated between the lease component and the non-lease component based on relative standalone selling price. The lease component is accounted for under ASC 842, Leases and the non-lease component is accounted for under ASC 606.

Lease income from operating leases and from sales type leases is not material for any of the years presented.

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

27. Pension Plan, as restated

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

The Company recognizes gains or losses on pension settlements if the cost of the settlements exceeds the sum of service and interest cost for the year. Lump-sum settlements are monitored at the end of every quarter to determine whether settlement amounts have exceeded the defined thresholds. In instances where the Company determines that it is probable that the lump settlements could exceed the sum of interest and service cost for the year, the Company accounts for the settlements as they occur.

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

The diversified fund is valued at fair value by using the net asset value (“NAV”) of shares held by the plan at the year end. The NAV of the diversified fund is not publicly quoted. The majority of the underlying securities have observable Level 1 or 2 pricing inputs, including quoted prices for similar assets in active or non-active markets.. ASC 820 states that where NAV is allowed to be used as an estimate of fair value, if the reporting entity has the ability to redeem its investment at NAV as of the measurement date, that investment shall be categorized as a Level II fair value measurement. If the investment cannot be redeemed at the measurement date, but may be redeemable in the future, but at an uncertain date, the investment shall be categorized as a Level 3 fair value measurement.

As of December 31, 2022 and December 31, 2021, the diversified fund was redeemable at NAV as of the measurement dates.

With respect to the buy-in contract, it was agreed during the year ended September 27, 2014, that 281 pensioners of the plan would be insured by means of a pensioner buy-in. The pensioner buy-in contract is similar to an annuity contract, which matches cash flows with future benefit payments for a specific group of pensioners, with the obligation remaining with the plan. The liabilities and assets in respect of insured pensioners are assumed to match for the purposes of ASC 715, Pensions - Retirement Benefits, disclosures (i.e. the full benefits have been insured). The approach adopted has therefore been to include within the total value of assets, an amount equal to the fair value of the buy-in assets and to set the buy-in portion of the total liability (pension benefit obligation) equal to the fair value of the buy-in based on the actuarial assumptions adopted for ASC 715 purposes at each measurement date. The buy-in contract is valued on an insurer pricing basis, reflecting assumptions on the purchase price adjusted for changes in discount rates and other actuarial assumptions, which approximates fair value and is, therefore, classified as Level 3.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

The following table sets forth the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	December 31, 2022	December 31, 2021
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$122.7	$134.6
Interest cost	2.2	1.7
Actuarial (gain) loss	(39.0)	(8.6)
Benefits paid	(3.5)	(3.5)
Foreign currency translation adjustments	(11.2)	(1.5)
Benefit obligation at end of period	$71.2	$122.7
Change in plan assets:
Fair value of plan assets at beginning of period	$125.7	$125.5
Actual (loss) gain on plan assets	(42.4)	3.8
Employer contributions	1.4	1.5
Benefits paid	(3.5)	(3.5)
Foreign currency translation adjustments	(12.1)	(1.6)
Fair value of assets at end of period	$69.1	$125.7
Amount recognized in the consolidated balance sheets:
(Unfunded) Overfunded status (non-current)	$(2.1)	$3.0
Net amount recognized	$(2.1)	$3.0

The following table presents the components of our net periodic pension (benefit) cost:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in millions)
Components of net periodic pension (benefit) cost:
Interest cost	$2.2	$1.7	$2.2
Expected return on plan assets	(3.3)	(2.8)	(3.1)
Amortization of net loss	0.5	0.9	0.6
Net periodic (benefit) cost	$(0.6)	$(0.2)	$(0.3)

The accumulated benefit obligation for all defined benefit pension plans was $71.2 million and $122.7 million as of December 31, 2022 and December 31, 2021, respectively. The (underfunded) overfunded status of our defined benefit pension plans recorded as a (liability) asset in our consolidated balance sheets as of December 31, 2022 and December 31, 2021 was $(2.1) million and $3.0 million, respectively.

The estimated net loss, net transition asset (obligation) and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $0.9 million, $nil and $nil, respectively.

The fair value of the plan assets at December 31, 2022 by asset category is presented below:

	Level 1	Level 2	Level 3	Total
	(in millions)
Diversified fund	$—	$40.7	$—	$40.7
Buy-in contract	—	—	28.1	28.1
Cash and other current assets	0.3	—	—	0.3
Total	$0.3	$40.7	$28.1	$69.1

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

The fair value of the plan assets at December 31, 2021 by asset category is presented below:

	Level 1	Level 2	Level 3	Total
	(in millions)
Diversified fund	$—	$79.1	$—	$79.1
Buy-in contract	—	—	46.1	46.1
Cash	0.5	—	—	0.5
Total	$0.5	$79.1	$46.1	$125.7

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

28. Segment Reporting and Geographic Information, as restated

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

Segment Information

Year Ended December 31, 2022

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$80.4	$54.2	$20.6	$93.2	$—	$248.4
Product sales	30.9	—	—	2.3	—	33.2
Total revenue	111.3	54.2	20.6	95.5	—	281.6
Cost of sales, excluding depreciation and amortization:
Cost of service	(23.7)	(1.8)	(1.3)	(44.6)	—	(71.4)
Cost of product sales	(20.4)	—	—	(1.5)	—	(21.9)
Selling, general and administrative expenses	(23.8)	(8.0)	(8.0)	(25.4)	(25.9)	(91.1)
Stock-based compensation expense	(1.6)	(0.7)	(0.7)	(0.6)	(7.2)	(10.8)
Acquisition and integration related transaction expenses	—	—	—	—	(0.5)	(0.5)
Depreciation and amortization	(19.6)	(2.7)	(2.0)	(13.5)	(2.1)	(39.9)
Segment operating income (loss)	22.2	41.0	8.6	9.9	(35.7)	46.0

Net operating income						$46.0

Total assets at December 31, 2022	$104.3	$56.6	$12.0	$68.3	$46.0	$287.2

Total goodwill at beginning of period (1)	$13.0	47.2	2.0	20.5	—	82.7
Accumulated goodwill impairment losses (2)	—	—	—	(20.5)	—	(20.5)
Total goodwill at beginning of period, net	13.0	47.2	2.0	—	—	62.2
Foreign currency translation adjustments	(1.4)	(5.1)	(0.2)	—	—	(6.7)
Total goodwill at December 31, 2022, net	$11.6	$42.1	$1.8	$—	$—	$55.5
Total capital expenditures for the year ended December 31, 2022	$13.1	$1.7	$3.2	$10.9	$3.6	$32.5

Year Ended December 31, 2021

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$58.8	$35.0	$20.7	$65.7	$—	$180.2
Product sales	22.6	—	—	3.0	—	25.6
Total revenue	81.4	35.0	20.7	68.7	—	205.8
Cost of sales, excluding depreciation and amortization:
Cost of service	(17.3)	(1.2)	(1.8)	(31.5)	—	(51.8)
Cost of product sales	(15.0)	—	—	(2.8)	—	(17.8)
Selling, general and administrative expenses	(22.4)	(7.7)	(6.8)	(19.5)	(20.9)	(77.3)
Stock-based compensation expense	(1.8)	(0.8)	(0.6)	(0.6)	(9.2)	(13.0)
Acquisition and integration related transaction expenses	—	—	—	—	(1.6)	(1.6)
Depreciation and amortization	(24.6)	(3.8)	(2.7)	(15.9)	(1.8)	(48.8)
Segment operating income (loss)	0.3	21.5	8.8	(1.6)	(33.5)	(4.5)

Net operating loss						$(4.5)

Total assets at December 31, 2021	$95.9	$59.1	$9.3	$72.5	$71.9	$308.7

Total goodwill at beginning of period (1)	$13.2	$47.8	$2.0	$20.5	$—	$83.5
Accumulated goodwill impairment losses (2)	—	—	—	(20.5)	—	(20.5)
Total goodwill at beginning of period, net	13.2	47.8	2.0	—	—	63.0
Foreign currency translation adjustments	(0.2)	(0.6)	—	—	—	(0.8)
Total goodwill at December 31, 2021, net	$13.0	$47.2	$2.0	$—	—	$62.2
Total capital expenditures for the year ended December 31, 2021	$8.7	$2.1	$2.4	$8.8	$1.4	$23.4

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021, AND FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020

Year Ended December 31, 2020

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$92.2	$31.4	$12.2	$40.8	$—	$176.6
Product sales	18.9	—	—	2.8	—	21.7
Total revenue	111.1	31.4	12.2	43.6	—	198.3
Cost of sales, excluding depreciation and amortization:
Cost of service	(21.9)	(2.2)	(1.5)	(20.3)	—	(45.9)
Cost of product sales	(13.0)	—	—	(2.0)	—	(15.0)
Selling, general and administrative expenses	(16.9)	(5.4)	(4.0)	(20.1)	(21.2)	(67.6)
Stock-based compensation expense	(0.8)	(0.4)	(0.3)	(0.1)	(3.2)	(4.8)
Acquisition and integration related transaction expenses	—	—	—	—	(7.0)	(7.0)
Depreciation and amortization	(29.5)	(3.9)	(1.6)	(16.8)	(1.8)	(53.6)
Impairment of goodwill and other intangible assets	—	—	—	(22.4)	—	(22.4)
Segment operating income (loss)	29.0	19.5	4.8	(38.1)	(33.2)	(18.0)

Net operating loss						$(18.0)

Total capital expenditures for the year ended December 31, 2020	$5.9	$3.1	$1.5	$8.7	$4.9	$24.1

(1)	As a result of the October 1, 2019 acquisition of the Acquired Businesses, the Company recognized £26.1 million of Goodwill from the completion of the acquisition. In accordance with ASC 350-20, Intangibles—Goodwill and Other—Goodwill, we assessed the synergies that were expected at the time of acquisition and reallocated £9.6 million and £1.4 million of goodwill from the Acquired Businesses reporting unit to Server Based Gaming and Interactive reporting units, respectively.

(2)	During the first quarter of 2020, as a result of a triggering event caused by the impacts of the COVID-19 pandemic, we completed a qualitative and quantitative impairment analysis and determined that goodwill within the Acquired Businesses (now Leisure) reporting unit was fully impaired. Refer to Note 9, “Intangible Assets and Goodwill” for more information.

Geographic Information

Geographic information for revenue is set forth below:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in millions)
Total revenue
UK	$208.6	$148.6	$151.9
Greece	22.4	18.2	16.8
Rest of world	50.6	39.0	29.6
Total	$281.6	$205.8	$198.3

UK revenue includes revenue from customers headquartered in the UK, but whose revenue is generated globally.

Geographic information of our non-current assets excluding goodwill is set forth below:

	December 31, 2022	December 31, 2021
	(in millions)
UK	$82.7	$91.4
Greece	5.8	11.7
Rest of world	16.3	19.3
Total	$104.8	$122.4

Software development costs are included as attributable to the market in which they are utilized.

29. Customer Concentration, as restated

During the year ended December 31, 2022, one customer represented at least 10% of revenues, accounting for 13% of the Company’s revenues. This customer was served by the Virtual Sports and Interactive segments. During the year ended December 31, 2021, no customers represented at least 10% of revenues. During the year ended December 31, 2020, one customer represented at least 10% of revenues, accounting for 21% of the Company’s revenues. This customer was served by the Gaming, Virtual Sports and Interactive segments.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Restatement of Prior Period Financial Statements

As previously reported by the Company in a Form 8-K filed with the SEC on November 8, 2023, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, in consultation with the Company’s management, determined that the Company’s previously issued audited consolidated financial statements as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022 and associated reports of the Company’s independent registered public accounting firm included in the Company’s Annual Report on Form 10-K as well as the Company’s previously issued unaudited condensed consolidated financial statements during those years, as well as for the first and second quarters of 2023 included in the Company’s Quarterly Reports on Form 10-Q (the “Subject Periods”) contained accounting errors relating to compliance with U.S. GAAP. The errors related primarily to the application of the relevant accounting standards to projects, including the categories of projects available for capitalization, the types of costs eligible for capitalization and the timing of capitalization with respect to software development projects. Additional significant errors in the application of accounting were identified for goodwill and intangible assets, costs to fulfill and obtain a contract, revenue, pensions, inventory, leases and basic and diluted EPS. As a result of these errors, the Audit Committee determined that the Company’s consolidated financial statements for the Subject Periods should no longer be relied upon and should be restated. Similarly, any previously issued or filed reports, press releases, earnings releases, investor presentations or other communications of the Company describing the Company’s financial results or other financial information relating to the Subject Periods should no longer be relied upon. Additionally, the reports of Marcum LLP, the Company’s independent registered public accounting firm, on the Company’s consolidated financial statements for 2022 and 2021 likewise should no longer be relied upon.

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

Management believes that the consolidated financial statements as of as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022, and related notes, as restated, thereto included in this Annual Report on Form 10-K/A fairly present, in all material aspects, the Company’s financial condition, results of operations and cash flows for the periods presented and restated.

Management’s Report on Internal Control Over Financial Reporting as Part of Section 404 of the Sarbanes-Oxley Act 2002 (“SOX”)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Insofar as the Company is subject to Section 404(b) of SOX, this Annual Report on Form 10-K/A includes an opinion by our external auditors on the effectiveness of our internal control over financial reporting at December 31, 2022 in addition to management’s assessment of the effectiveness of internal control over financial reporting under the requirements of Section 404(a) of SOX. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Remediation effort of Previously Reported Material Weakness

As previously disclosed in Item 9A of our Annual Report on Form10-K for the year ended December 31, 2021, management identified a material weakness in internal control over financial reporting relating to an ineffective risk assessment and response process (the “Risk Assessment and Response Material Weakness”). Namely, the Company had not established an effective control environment due to the ineffective design and implementation of management review controls. These controls pertain to approval processes of accounting estimates and account reconciliations of some of the Company’s significant accounts. These deficiencies represented material weaknesses in the Company’s internal control over financial reporting as there was a reasonable possibility that a material misstatement with respect to certain of the Company’s significant accounts and disclosures would not be prevented or detected on a timely basis. Factors contributing to the Risk Assessment and Response Material Weakness included the fact that during 2021, the Company centralized all its finance functions into one location and implemented a new Enterprise Resource Planning (“ERP”) system which went live much later in the year than initially planned, as it had to be put on hold due to the impact that the COVID-19 pandemic had on the Company. As a result, there was insufficient time prior to year-end to implement or operate certain controls which were newly designed or re-designed as a result of the impact of the ERP implementation. The Company had also been without its Chief Financial Officer for a period of time due to illness, which required a redistribution of roles and responsibilities, including those related to controls.

As of December 31, 2022, the Company was of the position that their remediation efforts were successful with respect to remediating previously reported Risk Assessment and Response Material Weakness by (1) establishing an executive steering committee to monitor the remediation of the underlying control deficiencies, (2) hiring an additional SOX specialist in June 2022 to support the Chief Financial Officer and Director of Finance, (3) increasing the use our outsourced SOX service provider to assist in all aspects of our SOX program, (4) providing one-on-one training to control owners who are part of our broader accounting and operations teams on control execution and related documentation and evidence, (5) re-mapping internal control over financial reporting to risks and financial statement assertions, (6) remediating previously identified control gaps or deficient controls by implementing newly designed controls and/or enhancing the operation and/or underlying evidence of existing controls, (7) expanding business process narratives with enhanced details of process flows and controls, and (8) enhancing the documentation of the execution of management review controls. The Company completed its testing of the effectiveness of the remediated, newly designed, and re-designed controls and, other than those relating to the material weaknesses identified below, initially noted no material control deficiencies. However, because of the significant errors identified below, Management concluded that the Risk Assessment and Response Material Weakness remained unremediated as of December 31, 2022.

Newly Identified Material Weaknesses and Remediation

Risk Assessment and Controls Design and Accounting Competency

The Company has identified additional areas of material weakness in internal controls over financial reporting relating to an ineffective risk assessment and appropriate design of controls process (the “Risk Assessment and Controls Design Material Weakness”) as well as inadequate monitoring controls (the “Monitoring Controls Material Weakness”). Namely, the Company had not established an effective control environment due to not effectively identifying risks in the process and then had an ineffective design and implementation of certain process controls including but not limiting the following areas: (i) Preparation, review and approval of account analyses, summaries and reconciliations; (ii) documenting accounting policies and design procedures and controls to ensure compliance with Company accounting policies and US GAAP; (iii) review and approval of journal entries; (iv) accuracy of information input into and output from the financial reporting and accounting systems; (v) accuracy and completeness of the financial statement disclosures and presentations in accordance with GAAP. . The Company also did not maintain an effective program for monitoring the design and operational effectiveness of internal controls over the financial close and reporting process including identification, evaluation, and timely remediation of control deficiencies over financial reporting deficiencies throughout interim and annual financial periods. The above deficiencies represented material weaknesses in the Company’s internal control over financial reporting as there was a reasonable possibility that a material misstatement with respect to certain of the Company’s significant accounts and disclosures would not be prevented or detected. Additionally, the Company has identified a material weakness in Accounting and Reporting Competencies. These controls relate to the Company’s Finance function including individuals with public accounting and reporting experience, along with competency and training on U.S. GAAP and SEC reporting to ensure compliance with reporting requirements. These controls represent a material weakness as there is a reasonable possibility that without the appropriate level of knowledge, a material misstatement with respect to certain of the Company’s significant accounts or disclosures could not be prevented or detected.

Factors contributing to these material weaknesses included the acquisition of Novomatic UK Gaming Technology in October, 2019, which approximately doubled the size of the Company. A new Finance and Accounting team was formed based on the acquisition with decentralized locations, processes, and technology. SOX controls and documentation were not reviewed and standardized across the departments in a timely manner following the acquisition. Additionally, sufficient personnel with U.S. GAAP experience were not in place across the organization.

Management remediation for these material weaknesses includes (1) effectiveness risk assessments along with development, enhancement and implementation of processes and controls in designated areas to evaluate, record and report transactions according to U.S. GAAP with supporting controls. Risk and gap assessment has commenced in all accounting areas to enhance 2024 SOX remediation program. (2) Documentation of U.S. GAAP accounting policies with corresponding process flows and controls. New policy documentation covering critical areas has been developed and new corresponding flows and controls will be documented as part of 2024 SOX remediation program. (3) Automation and monitoring of critical accounting transaction processing and controls to facilitate compliance. Key changes in the financial ERP have commenced and implementation of new revenue and lease systems is commencing. (4) Continued advisory support from outsourced technical accounting provider on significant and complex transactions and introduction of new SOX provider to assist in implementation, (5) Recruitment in key accounting leadership roles of Chief Financial Officer, Global Financial Controller, and Director of Audit, SOX and Accounting Policy all with U.S. GAAP experience. Individuals in certain roles are already in place with needed expertise (6) Training of accounting team in relevant U.S. GAAP areas (7) establishment of monitoring procedures for identification of control deficiencies over financial reporting throughout interim and annual financial periods.

Despite this deficiency, Management has corrected the resulting financial statement misstatements and Management is planning to remediate the material weakness during 2024 by implementing the remediation plan above.

Segregation of Duties

Management has identified internal control deficiencies due to IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, not being identified, tested, authorized, and implemented appropriately to validate that data produced by its relevant IT system(s) was complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective, as a result of such deficiency and there was not appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to the appropriate Company personnel. Management has concluded that these deficient controls could fail to prevent or detect a material misstatement and as such rise to a material weakness in the aggregate.

Management is planning to continue remediating the design of segregation of duties during 2024 by changing access levels, and reviewers, and updating policies. Despite this deficiency, Management is not aware of any resulting financial statement misstatements and, additionally, management has undertaken a retrospective analysis of 2022 transactions of individuals with such incompatibilities and our analysis indicates that none of the changes made was incorrect or inappropriate.

With respect to all deficiencies identified above, management has begun the remediation process, however the material weaknesses cannot be considered fully remediated until it is demonstrated that the new or enhanced controls and other impacted or dependent controls have operated effectively for a sufficient period of time.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Inspired Entertainment, Inc. and Subsidiaries

Adverse Opinion on Internal Control over Financial Reporting

We have audited Inspired Entertainment, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and are included in “Management’s Annual Report on Internal Control Over Financial Reporting”:

Inadequate controls relating to IT change management: The Company did not design and/or implement program change management controls to ensure the IT program and data changes affecting the Company’s financial IT applications & underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT systems were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.

Inadequate controls relating to IT user access controls: The Company did not design and/or implement user access controls to ensure that appropriate segregation of duties would adequately restrict user and privileged access to the financially relevant systems and data to the appropriate Company personnel. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.

Inadequate controls relating to Risk Assessments: The Company has not established an effective control environment related to the Company’s Risk Assessment and Response due to the ineffective design and implementation of process controls, including effective management review controls. These controls include but are not limited to accounting estimates, account reconciliations and approval processes of some of the Company’s accounts.

Inadequate documentation of accounting policies and procedures and staff training: The Company lacks a sufficient level of formal documentation of accounting policies and procedures that define how transactions should be initiated, recorded, processed, and reported. The Company has not established effective controls related to the Company’s finance function including individuals with appropriate level of accounting and reporting experience, along with competency and training on U.S. GAAP and SEC reporting. In addition, the Company did not maintain adequate segregation of duties or the appropriate level of review procedures to record amounts appropriately.

Inadequate controls relating to the financial reporting and closing process: The Company’s internal controls were not adequately designed in a manner to effectively support the requirement of the financial reporting and closing process. The material weakness is an aggregation of deficiencies including but not limiting the following areas: (i) Preparation, review and approval of account analyses, summaries and reconciliations (including matters related to cash collections and contract approvals as previously reported); (ii) documenting accounting policies and design procedures and controls to ensure compliance with Company accounting policies and US GAAP; (iii) review and approval of journal entries; (iv) accuracy of information input into and output from the financial reporting and accounting systems; (v) accuracy and completeness of the financial statement disclosures and presentations in accordance with GAAP. Due to the significance of the financial closing and reporting process to the preparation of reliable financial statements, and the potential pervasiveness of the deficiencies to the Company’s account balances and disclosures, there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis.

Inadequate monitoring controls: The Company did not maintain an effective program for monitoring the design and operational effectiveness of internal controls over the financial close and reporting process including identification, evaluation, and timely remediation of control deficiencies over financial reporting deficiencies throughout interim and annual financial periods.

These deficiencies represent material weaknesses in the Company’s internal control over financial reporting as there is a reasonable possibility that a material misstatement with respect to the Company’s significant accounts and disclosures will not be prevented or detected on a timely basis.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the December 31, 2022 consolidated financial statements, and this report does not affect our report on such financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s consolidated balance sheets as of December 31, 2022 and 2021 and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2022 and our report dated March 16, 2023, except for the effects of the restatement as discussed in Note 2 to the consolidated financial statements, and the critical audit matters related to the final bullet related to the accounting for Revenue Recognition, the final four bullets related to the Capitalization of Internally and Externally Developed Software, and Goodwill, as to which the date is February 27, 2024, on those financial statements.

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

Marcum llp

New York, NY

March 16, 2023, except for the effect of the material weaknesses described in the last sentence of the fourth paragraph as well as the fifth, sixth, seventh and eighth paragraphs above, as to which the date is February 27, 2024

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part iii

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, which was filed with the SEC on April 12, 2023 (the 2023 Proxy Statement”) .

Item 11. Executive Compensation.

The information called for by this item is incorporated herein by reference to our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference to our 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information called for by this item is incorporated herein by reference to our 2023 Proxy Statement.

Part iv

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. The required consolidated financial statements and notes thereto are presented starting on page F-1 of this report.

(2)	Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the consolidated financial statements and notes thereto presented starting on page F-1 of this report.

(3)	Exhibits.

Exhibit Number	Description
2.1	Share Sale Agreement, dated July 13, 2016, by and among Hydra Industries Acquisition Corp., the Vendors, Target Parent, DMWSL 632 Limited and Gaming Acquisitions Limited (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 19, 2016).

2.2	Completion Arrangements Agreement, dated December 23, 2016, between Hydra Industries Acquisition Corp. and the Vendors listed in schedule 1 to the Share Sale Agreement (incorporated herein by reference to Exhibit 10.18 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

2.3	Share Purchase Agreement, dated as of June 11, 2019, by and between Inspired Gaming (UK) Limited and Novomatic UK Ltd. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K of the Company, filed with the SEC on June 11, 2019).

3.1(a)	Second Amended and Restated Certificate of Incorporation of Inspired Entertainment, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

3.1(b)	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated August 13, 2020 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K of the Company, filed with the SEC on August 14, 2020).

3.2	Amended and Restated Bylaws of Inspired Entertainment, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on November 11, 2019).

4.1	Registration Rights Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and certain security holders (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014).

4.2	Registration Rights Agreement, dated December 23, 2016, by and among Hydra Industries Acquisition Corp. and the Vendors (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

4.3	Description of Securities (incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 31, 2022).

4.4	Indenture, dated as of May 20, 2021, among Inspired Entertainment (Financing) PLC, as issuer, the Company, as a guarantor, the subsidiaries of the Company named therein, as additional guarantors, GLAS Trustees Limited, as trustee, GLAS Trust Corporation Limited as security agent and GLAS Trust Company LLC as paying agent, transfer agent and registrar (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed with the SEC on May 20, 2021).

4.5	Form of 7.875% Senior Secured Notes due 2026 (included in Exhibit 4.4).

10.1	Super Senior Revolving Credit Facilities Agreement, dated as of May 20, 2021, among the Company, Gaming Acquisition Limited, Inspired Entertainment (Financing) PLC and Inspired Gaming (UK) Limited as original borrowers, the subsidiaries of the Company named therein as original guarantors, Global Loan Agency Services Limited as agent, GLAS Trust Corporation Limited as security agent and Barclays Bank plc and Macquarie Corporate Holdings Pty Limited (UK Branch) as arrangers and original lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on May 20, 2021).

Exhibit Number	Description
10.2	Form of Director and Officer Indemnity Agreement (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

10.3	Stockholders Agreement, dated December 23, 2016, by and among the Company, Hydra Industries Sponsor LLC, Macquarie Sponsor and the Vendors (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

10.4#	Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 4, 2017).

10.5#	Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017).

10.6#	Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of the Company, filed with the SEC on December 10, 2018).

10.7#	Inspired Entertainment, Inc. 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 31, 2022).

10.8#*	Forms of Grant Agreements for fiscal year 2022 under the Inspired Entertainment, Inc. 2021 Omnibus Incentive Plan (Time-Based Form of Agreement and Performance-Based Form of Agreement).

10.9#*	Inspired Entertainment, Inc. 2022 Short-Term Incentive Bonus Plan.

10.10#	Employment Agreement, dated as of October 9, 2020, by and between the Company and A. Lorne Weil (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2020).

10.11#	Letter, dated April 21, 2021, from the Company to A. Lorne Weil (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 14, 2021).

10.12#	Addendum, effective June 21, 2021, to the Employment Agreement dated October 9, 2020 by and between the Company and A. Lorne Weil (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the Company on June 24, 2021).

Exhibit Number	Description
10.13#	Second Addendum, effective January 1, 2023, to the Employment Agreement dated October 9, 2020, as amended, by and between the Company and A. Lorne Weil (incorporated herein by reference to Exhibit 10.2 to the Current Report on form 8-K of the Company, filed with the SEC on January 17, 2023).

10.14#	Employment Agreement, dated February 17, 2020, between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 30, 2020).

10.15#	Letter Agreement, dated July 21, 2021, by and between the Company and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 23, 2021).

10.16#	Second Addendum, effective January 1, 2023, to the Employment Agreement dated February 17, 2020, as amended, by and between the Company and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.1 to the Current Report on form 8-K of the Company, filed with the SEC on January 17, 2023).

10.17#	Employment Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

10.18#	Amendment, dated December 22, 2017, to the Employee Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers (incorporated herein by reference to Exhibit 10.13 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017).

10.19#	Amendment effective January 31, 2020, to the Employment Agreement dated December 14, 2016 (as amended) by and between the Company and Daniel B. Silvers (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company, filed with the SEC on February 6, 2020).

10.20#*	Separation and Release Agreement, dated January 10, 2023, between the Company and Daniel B. Silvers.

10.21#	Employment Agreement, dated August 3, 2021, by and between IG UK and Stewart F.B. Baker (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on August 5, 2021).

10.22#	Employment Agreement, dated August 3, 2021, by and between IG UK and Carys Damon (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on August 5, 2021).

10.23#	Inspired Entertainment, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company, filed with the SEC on July 14, 2017).

Exhibit Number	Description

10.24#	Inspired Entertainment Sharesave Plan (U.K. Appendix) (adopted as a subplan to the Inspired Entertainment Employee Stock Purchase Plan) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on November 9, 2022).

10.25#	Non-Employee Director Compensation Policy (as amended and restated) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on May 10, 2022).

21.1*	Subsidiaries of the Company.

23.1**	Consent of Marcum LLP.

31.1**	Section 302 Certification of Principal Executive Officer.

31.2**	Section 302 Certification of Principal Financial Officer.

32.1***	Section 906 Certification of Principal Executive Officer.

32.2***	Section 906 Certification of Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.
*	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as originally filed with the SEC on March 16, 2023.
**	Filed herewith.
***	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: February 27, 2024	By:	/s/ A. Lorne Weil
A. Lorne Weil
Executive Chairman
(Principal Executive Officer)

