Form 10-Q/A
period 2023-03-31
Inspired Entertainment, Inc.
filed 2024-02-27
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of February 22, 2024, there were 26,219,021 shares of the Company’s common stock issued and outstanding.

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

ii

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment” or “Form 10-Q/A”) amends the Annual Report on Form 10-Q for the quarter ended March 31, 2023 originally filed with the Securities and Exchange Commission (“SEC”) on May 10, 2023 (the “Original Filing”) by Inspired Entertainment, Inc. (the “Company,” “we,” “our” or “us”).

Restatement and Revision

As previously reported by the Company in a Current Report on Form 8-K filed with the SEC on November 8, 2023, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, in consultation with the Company’s management, determined that (i) the Company’s previously issued audited consolidated financial statements as of December 31, 2021 and 2022 and for the years ended December 31, 2020, 2021 and 2022 included in the Company’s Annual Report on Form 10-K, (ii) associated reports of the Company’s independent registered public accounting firm, Marcum LLP (“Marcum”), and (iii) the Company’s previously issued unaudited condensed consolidated financial statements during those years and for the first and second quarters of 2023 included in the Company’s Quarterly Reports on Form 10-Q (the “Subject Periods”) contained accounting errors relating to the compliance with U.S. GAAP in connection with the Company’s accounting policies for capitalizing software development costs. The errors related primarily to the application of the relevant accounting standards to projects, including the timing of capitalization with respect to software development projects and the nature of costs eligible for capitalization.

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

As of the date of this report, the Company has filed with the SEC an amendment to its Annual Report on Form 10-K for the year ended December 31, 2022 and to the Quarterly Report on Form 10-Q for the period ended June 30, 2023 that include financial statements that amend and restate the previously issued unaudited consolidated financial statements originally filed with such filings and reports. The foregoing Quarterly Reports amend and restate the financial statements as of and for the comparable 2022 periods.

This quarterly report on Form 10-Q for the three months ended March 31, 2023 includes financial statements that amend and restate the Company’s unaudited financial statements as of and for the three month periods ended March 31, 2023 and 2022. Please see Note 2 to the unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the restatement and the impact on the specific accounts in such unaudited financial statements.

iii

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

Changes Reflected in the Restatement

For the convenience of the reader, this Amendment sets forth our Original Filing in its entirety, as amended by the changes related to the restatement. This Amendment does not reflect events occurring after the filing of our Original Filing, or modify or update those disclosures, except as applicable in our financial statement footnote subsequent event disclosures. The following sections of our Original Filing have been amended:

● Part I- Item 1 – Business;

● Part I - Item 1A Risk Factors;

● Part I – Item 4 Controls and Procedures;

● Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

● Part II - Item 8 - Financial Statements.

This Amendment has been signed as of the date hereof and all certifications of our Principal Executive Officer and Principal Financial Officer are given as the date hereof. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

Restatement Background

As previously reported by the Company on a Current Report on Form 8-K filed with the SEC on March 23, 2023, on March 17, 2023, the Company dismissed Marcum as its independent registered public accounting firm, and engaged KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023 and the related interim periods. In connection with the preparation of the financial statements of the Company for the quarterly period ended September 30, 2023, KPMG identified certain accounting errors relating to compliance with U.S. GAAP in connection with the Company’s accounting policies for capitalizing software development costs. The errors related primarily to the application of the relevant accounting standards to projects, including the timing of capitalization with respect to software development projects and the nature of costs eligible for capitalization.

iv

As previously reported by the Company on Form 8-K filed with the SEC on November 8, 2023, on November 2, 2023, the Audit Committee,, in consultation with the Company’s management, determined that (i) the Company’s previously issued audited consolidated financial statements as of December 31, 2021 and 2022 and for the years ended December 31, 2020, 2021 and 2022 included in the Company’s Annual Report on Form 10-K, (ii) associated reports of the Company’s independent registered public accounting firm, and (iii) the Company’s previously issued unaudited condensed consolidated financial statements during those years and for the first and second quarters of 2023 included in the Company’s Quarterly Reports on Form 10-Q contained the accounting errors set forth above. Following the determination by the Audit Committee, the Company retained independent accounting consultants and undertook an investigation with respect to the appropriate accounting treatment of its software development costs and other matters.

As previously reported by the Company on a Current Report on Form 8-K filed with the SEC on November 29, 2023, on November 22, 2023, the Company dismissed KPMG as its independent registered public accounting firm and re-engaged Marcum as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023 and the related interim periods.

Other Adjustments

In addition to the material software development matters described above, various other material and immaterial prior period errors or misstatements have been identified including in the areas of revenue, inventory, leasing, pension, earnings per share and other reclassification and minor items. For additional information regarding the revision of prior interim periods see Part I, Item 1 “Financial Statements and Supplementary Data-Note 2 to the Consolidated Financial Statements - Restatement of Previously Issued Financial Statements.”

Internal Control Over Financial Reporting

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that, due to the additional material weaknesses identified relating to the failure to properly design and operate monitoring control activities, the Company did not maintain effective internal control over financial reporting as of December 31, 2022. As such, Management’s Reports on Internal Control over Financial Reporting as of December 31, 2022 should no longer be relied upon. For a description of the material weakness in internal control over financial reporting and actions taken, and to be taken, to address the material weakness, see Part II, Item 8 “Financial Statements and Supplementary Data” and Item 9A. “Controls and Procedures” of this Form 10-K/A. In addition, the Company’s independent registered public accounting firm has restated its report on the Company’s internal control over financial reporting to add additional material weaknesses and continues to issue an adverse opinion.

v

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2023, as restated	December 31, 2022, as restated
	(Unaudited)
Assets
Cash	$27.8	$25.0
Accounts receivable, net	32.9	40.4
Inventory	34.6	30.3
Prepaid expenses and other current assets	30.7	31.2
Total current assets	126.0	126.9

Property and equipment, net	47.4	45.1
Software development costs, net	19.5	18.3
Other acquired intangible assets subject to amortization, net	14.3	14.6
Goodwill	57.0	55.5
Operating lease right of use asset	15.7	16.0
Costs of obtaining and fulfilling customer contracts, net	7.7	7.0
Other assets	4.1	3.8
Total assets	$291.7	$287.2

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$22.2	$23.7
Accrued expenses	35.6	29.0
Corporate tax and other current taxes payable	3.4	10.1
Deferred revenue, current	4.9	4.6
Operating lease liabilities	4.0	3.9
Other current liabilities	3.2	3.6
Total current liabilities	73.3	74.9

Long-term debt	285.5	277.6
Finance lease liabilities, net of current portion	1.2	1.2
Deferred revenue, net of current portion	2.3	2.8
Operating lease liabilities	11.9	12.3
Other long-term liabilities	4.0	4.0
Total liabilities	378.2	372.8

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 26,263,070 shares and 25,909,516 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	381.2	378.2
Accumulated other comprehensive income	48.3	50.8
Accumulated deficit	(516.0)	(514.6)
Total stockholders’ deficit	(86.5)	(85.6)
Total liabilities and stockholders’ deficit	$291.7	$287.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023, as restated	2022, as restated
Revenue:
Service	$57.5	$56.0
Product sales	7.4	4.3
Total revenue	64.9	60.3

Cost of sales:
Cost of service (1)	(15.0)	(16.8)
Cost of product sales	(6.7)	(2.5)
Selling, general and administrative expenses	(29.2)	(23.2)
Acquisition and integration related transaction expenses	—	(0.2)
Depreciation and amortization	(9.4)	(10.7)
Net operating income	4.6	6.9

Other expense
Interest expense, net	(6.3)	(6.5)
Gain on disposal of business	—	0.9
Other finance income	0.1	0.3

Total other expense, net	(6.2)	(5.3)

Net (loss) income before income taxes	(1.6)	1.6
Income tax benefit (expense)	0.2	(0.1)
Net (loss) income	(1.4)	1.5

Other comprehensive income:
Foreign currency translation (loss) gain	(2.9)	3.5
Reclassification of loss on hedging instrument to comprehensive income	0.2	0.2
Actuarial gains on pension plan	0.2	0.1
Other comprehensive income	(2.5)	3.8

Comprehensive (loss) income	$(3.9)	$5.3

Net income (loss) per common share – basic	$(0.05)	$0.05
Net income (loss) per common share - diluted	$(0.05)	$0.05

Weighted average number of shares outstanding during the period – basic	27,974,182	28,437,052
Weighted average number of shares outstanding during the period – diluted	27,974,182	29,362,382
Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(2.9)	$(2.8)

(1)	Excluding depreciation and amortization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2023

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of December 31, 2022, as restated	25,909,516	—	378.2	50.8	(514.6)	(85.6)
Foreign currency translation adjustments	—	—	—	(2.9)	—	(2.9)
Actuarial gains on pension plan	—	—	—	0.2	—	0.2
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.2	—	0.2
Issuances under stock plans	353,554	—	—	—	—	—
Stock-based compensation expense	—	—	3.0	—	—	3.0
Net loss	—	—	—	—	(1.4)	(1.4)
Balance as of March 31, 2023, as restated	26,263,070	$—	$381.2	$48.3	$(516.0)	$(86.5)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2022

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of December 31, 2021, as restated	26,433,562	—	372.3	43.8	(524.8)	(108.7)

Foreign currency translation adjustments	—	—	—	3.5	—	3.5
Actuarial gains on pension plan	—	—	—	0.1	—	0.1
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.2	—	0.2
Issuances under stock plans	447,060	—	—	—	—	—
Stock-based compensation expense	—	—	2.7	—	—	2.7
Net income	—	—	—	—	1.5	1.5
Balance as of March 31, 2022, as restated	26,880,622	$—	$375.0	$47.6	$(523.3)	$(100.7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2023, as restated	2022, as restated
Cash flows from operating activities:
Net (loss) income	$(1.4)	$1.5
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9.4	10.7
Amortization of right of use asset	0.8	1.0
Profit on sale of trade and assets	—	(0.9)
Stock-based compensation expense	2.9	2.8
Contract cost expense	(2.6)	(1.6)
Reclassification of loss on hedging instrument to comprehensive income	0.2	0.2
Non-cash interest expense relating to senior debt	0.3	0.4
Changes in assets and liabilities:
Accounts receivable	8.3	(2.2)
Inventory	(3.5)	(11.6)
Prepaid expenses and other assets	1.0	—
Corporate tax and other current taxes payable	(6.2)	(7.2)
Accounts payable	(2.1)	4.2
Deferred revenues and customer prepayment	(0.2)	—
Accrued expenses	5.6	7.1
Operating lease liabilities	(0.9)	(1.0)
Other long-term liabilities	—	(0.7)
Net cash provided by operating activities	11.6	2.7

Cash flows from investing activities:
Purchases of property and equipment	(5.5)	(5.6)
Acquisition of subsidiary company assets	—	(0.6)
Disposal of trade and assets	—	1.3
Acquisition of third-party company trade and assets	(0.6)	—
Purchases of capital software	(2.8)	(3.9)
Net cash used in investing activities	(8.9)	(8.8)

Cash flows from financing activities:
Repayments of finance leases	(0.5)	(0.1)
Net cash used in financing activities	(0.5)	(0.1)

Effect of exchange rate changes on cash	0.6	(0.8)
Net increase (decrease) in cash	2.8	(7.0)
Cash, beginning of period	25.0	47.8
Cash, end of period	$27.8	$40.8

Supplemental cash flow disclosures
Cash paid during the period for interest	$0.1	$0.2
Cash paid during the period for income taxes	$0.1	$—
Cash paid during the period for operating leases	$2.1	$1.7

Supplemental disclosure of noncash investing and financing activities
Lease liabilities arising from obtaining right of use assets	$(0.1)	$—
Property and equipment transferred to inventory	$—	$0.6

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

Management Liquidity Plans

As of March 31, 2023, the Company’s cash on hand was $27.8 million, and the Company had working capital in addition to cash of $24.9 million. The Company recorded a net loss of $1.4 million and net income of $1.5 million for the three months ended March 31, 2023 and 2022, respectively. Net income/losses include non-cash stock-based compensation of $2.9 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $11.6 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively. The change year on year was due primarily to improved working capital levels, with the three months ended March 31, 2023 benefitting from favorable receipts due to the timing of sales, and the three months ended March 31, 2022 showing significant inventory increases after the Company made the strategic decision to secure components and protect sales in a challenging global supply chain market. Working capital of $52.7 million includes a non-cash settled item of $4.9 million of deferred income. Management currently believes that, absent any long-term coronavirus (“COVID-19”) impact (see below), the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through May 2024.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2022 and 2021. The financial information as of December 31, 2022 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K/A filed with the SEC on February 27, 2024. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

2. Restatement of Previously Issued Financial Statements

Restatement Background

On November 2, 2023, the Company in concurrence with the Company’s audit committee, concluded that our 2023 and 2022 consolidated financial statements and our unaudited consolidated financial statements as of and for each of the first two quarterly periods in 2023 and all quarterly periods in 2022, included in our Quarterly Reports on Form 10-Q for the respective periods(collectively the “Prior Period Financial Statements”), should no longer be relied upon due to misstatements that are described below, and that we would restate such financial statements to make the necessary accounting corrections. Details of the restated consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are provided below (“Restatement Items”). Details of the restated consolidated financial statements as of December 31, 2022 are provided in the amendment to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC as of the date of this report.

The Restatements Items reflect adjustments to correct errors in certain financial statement areas including capitalized software and costs to fulfill a contract, revenue and costs to obtain a contract, inventory, goodwill and intangibles, leasing, pension, and other reclassifications and immaterial errors identified. The nature and impact of these adjustments are described below and also detailed in the tables below.

The Company issued a revision for capitalized software and related amortization expense in the quarterly report on Form 10-Q filed on August 11, 2023 for the period ended June 30, 2023 (the “Revision”).This revision related to certain completed software development projects that were, but should not have been, delayed in the shift from work in progress to completed projects. Consequently, the commencement of amortization for certain projects was delayed and the reported amortization was lower than the actual amortization. The Revision covers the period ended March 31, 2023 and the year ended December 31, 2022 and is distinct from the capitalized software restatements below. The tables below have been updated to separate the impact of the Restatement Items from the Revision.

Restatement Items

Capitalized software and Costs to fulfill a contract – The Company historically assessed and applied incorrectly the accounting frameworks for developing external use software under ASC 985-20, Costs of Software to Be Sold, Leased or Marketed, and internal-use software under ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software and ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers. In addition, the Company determined routine software updates and certain minor software enhancements were inappropriately capitalized and capitalized labor rates inappropriately included certain indirect costs including overhead, and non-development activities. Consequently, certain amortization was inappropriate. The corrections resulted in a decrease in Software development costs, net of $17.6 million and an increase in Cost of obtaining and fulfilling customer contracts, of $7.2 million as of March 31, 2023. The corrections resulted in an increase to Selling, general and administrative expenses of $1.1 million and $0.5 million as well as a decrease in Depreciation and amortization of $1.1 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. In addition, the Revision resulted in a decrease in Software development costs, net of $1.0 million for the three months ended March 31, 2023. Refer to reference “a” below.

Revenue and Costs to obtain a contract – The Company identified corrections needed related to ASC 606, Revenue from Contracts with Customers. The Company identified certain performance obligations were delivered and therefore should have been recognized at a specific point in time (rather than over time). Additionally, we identified that (i) for certain Interactive Aggregator contracts, revenue should have been reported on a net, rather than gross, basis and (ii) certain parts the Company acquired and sold to its contract manufacturer should not have been reported as revenue. These two items have no impact to profit. The Company also identified an immaterial contract that should have been recognized as sales type lease rather than an operating lease. Lastly, the Company had historically expensed certain commissions in the period incurred instead of capitalizing and amortizing them under the accounting framework for costs to obtain contracts with customers pursuant to ASC 606, Revenue from Contracts with Customers, and ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers. The corrections resulted in a decrease in Property and equipment, net of $0.3 million as of March 31, 2023. The corrections also resulted in a decrease in Deferred revenue, current of $0.2 million, a decrease in Deferred revenue, net of current position of $0.9 million as of March 31, 2023 and an increase in Costs of obtaining and fulfilling customer contracts, net of $0.8 million as of March 31, 2023. The corrections also resulted in a decrease in Revenue - service of $0.7 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively, a $0.3 million decrease in Revenue – product sales for the three months ended March 31, 2023 and an $0.7 million increase in Revenue – product sales for the three months ended March 31, 2022, a decrease in Cost of sales – service of $2.3 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively, and a $0.2 million decrease and $0.5 million increase in Cost of sales – product sales for the three months ended March 31, 2023 and 2022, respectively. The corrections also resulted in an increase in Depreciation and amortization increased by $1.6 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. Refer to reference “b” below. Note 6, “Contract Liabilities and Other Disclosures” and Note 16, “Segment Reporting and Geographic Information” have also been corrected.

Inventory – The Company identified an error in the amount capitalized for field inventory, repair and consumable items. The correction resulted in a decrease of inventory of $1.9 million for the three months ended March 31, 2023. Refer to reference “c” below. Note 5, “Inventory” has also been corrected.

Goodwill and intangibles – Through review of the appropriate reporting units and asset groups to assess impairments at under ASC 350, Intangibles – Goodwill and Other and ASC 360, Property, Plant and Equipment, the Company identified a triggering event in the first quarter of 2020, related to the beginning of the COVID-19 pandemic, for which impairment assessment was required for (i) Server Based Gaming (“SBG”) and Acquired Business reporting units and (ii) all landbased asset groups. Based on the assessment, we determined that an impairment of acquired business goodwill and long-lived assets occurred in the first quarter of 2020. Additionally, we determined that a significant number of synergies existed from the acquisition in the fourth quarter of 2019 and therefore a portion of the acquisition goodwill should have been reallocated to other reporting units upon acquisition. The corrections resulted in a decrease of Depreciation and amortization of $0.1 million for the three months ended March 31, 2022 and a decrease in Other acquired intangible assets subject to amortization, net of $1.2 million as of March 31, 2023. Refer to reference “d” below.

Leasing – The Company identified errors related to leasing, which primarily related to the Company not historically including in-substance fixed payments related to certain leases according to the accounting framework in ASC 842, Leases. The corrections resulted in an increase in Operating lease right of use asset of $7.6 million, an increase in current Operating lease liabilities of $1.2 million and an increase in long-term Operating lease liabilities of $6.3 million as of March 31, 2023. Refer to reference “e” below. Note 13, “Leases” has also been corrected.

Basic and diluted net income (loss) per share – An error to shares outstanding primarily relates to the Company not including deferred settlement equity awards that had vested in the number of outstanding shares used in the calculation of basic and diluted weighted average number of shares outstanding pursuant to ASC 260, Earnings Per Share. Refer to reference “h” below. Note 9, “Net earnings (loss) per share” has also been corrected.

Pension – The Company had corrections to pension that primarily related to no longer updating the plan liability/ asset quarterly to comply with US GAAP. The corrections resulted in a reclassification of $1.8 million from Accumulated other comprehensive income to Other long-term liabilities as of March 31, 2023. In addition, the Company corrected the benefit obligation and fair value of plan assets for the buy-in contract.  The Company corrected the measurement of the plan assets and the estimated fair value of the buy in contract. Note 15, “Pension Plan” has also been corrected. Refer to reference “g” below.

Other errors identified – Through the restatement process, the Company has reclassified certain costs for salaries of service employees and recorded an adjustment related to foreign currency impacts on an intangible. In addition to the reclassification and intangible adjustment, the Company has corrected other adjustments that are quantitatively immaterial, individually and in aggregate, because we are correcting for these material errors, we have decided to correct these other adjustments. Refer to reference “f” below.

Income tax – The Company updated the income tax effects for the Restatement Items. Note 11, “Income Taxes” has also been updated.

Summary impact of Restatement Items to Prior Period Financial Statements

The following tables present the effect of the Restatement Items on the Company’s consolidated balance sheets for the periods indicated (in millions, except per share):

	As of March 31, 2023 (unaudited)
	As Previously	Previous	Restatement		Restatement
	Reported	Revision	Adjustments	As Restated	References
Assets
Cash	$27.8	$-	$-	$27.8
Accounts receivable, net	33.0	-	(0.1)	32.9	f
Inventory, net	36.5	-	(1.9)	34.6	c
Prepaid expenses and other current assets	31.1	-	(0.4)	30.7	f
Total current assets	128.4	-	(2.4)	126.0

Property and equipment, net	47.7	-	(0.3)	47.4	b
Software development costs, net	38.1	(1.0)	(17.6)	19.5	a
Other acquired intangible assets subject to amortization, net	14.6	-	(0.3)	14.3	d, f
Goodwill	75.8	-	(18.8)	57.0	d
Operating lease right of use asset	8.1	-	7.6	15.7	e
Cost of obtaining and fulfilling customer contracts, net	-	-	7.7	7.7	a, b
Other assets	3.8	-	0.3	4.1	f
Total assets	$316.5	$(1.0)	$(23.8)	$291.7

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	22.2	-	-	22.2
Accrued expenses	34.9	-	0.7	35.6	f
Corporate tax and other current taxes payable	5.0	-	(1.6)	3.4
Deferred revenue, current	5.1	-	(0.2)	4.9	b
Operating lease liabilities	2.8	-	1.2	4.0	e
Other current liabilities	3.2	-	-	3.2
Total current liabilities	73.2	-	0.1	73.3

Long-term debt	285.5	-	-	285.5
Finance lease liabilities, net of current portion	1.2	-	-	1.2
Deferred revenue, net of current portion	3.2	-	(0.9)	2.3	b
Operating lease liabilities	5.6	-	6.3	11.9	e
Other long-term liabilities	2.2	-	1.8	4.0	g
Total liabilities	$370.9	$-	$7.3	$378.2

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	-	-	-	-
Common stock; $0.0001 par value; 49,000,000 shares authorized; 25,909,516 shares and 26,433,562 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	-	-	-	-
Additional paid in capital	381.2	-	-	381.2
Accumulated other comprehensive income	46.8	-	1.5	48.3
Accumulated deficit	(482.4)	(1.0)	(32.6)	(516.0)
Total stockholders’ deficit	(54.4)	(1.0)	(31.1)	(86.5)
Total liabilities and stockholders’ deficit	$316.5	$(1.0)	$(23.8)	$291.7

The following tables present the effect of the Restatement Items on the Company’s consolidated statement of operations for the periods indicated (in millions, except share and per share amounts):

	For Three Months Ended March 31, 2023 (unaudited)
	As Previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Revenue:
Service	$58.3	$(0.8)	$57.5	b, f
Product sales	7.7	(0.3)	7.4	b
Total Revenue	66.0	(1.1)	64.9

Cost of Sales
Cost of service(1)	(10.9)	(4.1)	(15.0)	b, f
Cost of product sales	(5.8)	(0.9)	(6.7)	b, c
Selling, general and administrative expenses	(34.3)	5.1	(29.2)	a, f
Acquisition and integration related transaction expenses	-	-	-
Depreciation and amortization	(8.9)	(0.5)	(9.4)	a, b
Net operating income (loss)	6.1	(1.5)	4.6
		-
Other expense
Interest expense, net	(6.3)	-	(6.3)
Gain on disposal of business	-	-	-
Other finance income (expense)	0.1	-	0.1

Total other expense, net	(6.2)	-	(6.2)
		-
Net loss before income taxes	(0.1)	(1.5)	(1.6)
Income tax (expense) benefit	(0.1)	0.3	0.2
Net loss	(0.2)	(1.2)	(1.4)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(1.7)	(1.2)	(2.9)
Reclassification of loss on hedging instrument to comprehensive income	0.2	-	0.2
Actuarial gains (losses) on pension plan	2.0	(1.8)	0.2	g
Other comprehensive income (loss)	0.5	(3.0)	(2.5)

Comprehensive income (loss)	$0.3	$(4.2)	$(3.9)

Net income (loss) per common share - basic	$(0.01)	$(0.04)	$(0.05)
Net income (loss) per common share - diluted	$(0.01)	$(0.04)	$(0.05)

Weighted average number of shares outstanding during the year - basic	26,155,346	1,818,836	27,974,182	h
Weighted average number of shares outstanding during the year - diluted	26,155,346	1,818,836	27,974,182
Stock-based compensation included in:
Selling, general, and administrative expenses	$(2.9)		$(2.9)

(1)	Excluding depreciation and amortization

	For Three Months Ended March 31, 2022 (unaudited)
	As Previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Revenue:
Service	$57.0	$(1.0)	$56.0	b
Product Sales	3.6	0.7	4.3	b
Total Revenue	60.6	(0.3)	60.3

Cost of Sales
Cost of Service	(11.8)	(5.0)	(16.8)	b, f
Cost of Product sales	(2.1)	(0.4)	(2.5)	b, c
Selling, general and administrative expenses	(29.6)	6.4	(23.2)	a, f
Acquisition and integration related transaction expenses	(0.1)	(0.1)	(0.2)
Depreciation and amortization	(10.1)	(0.6)	(10.7)	a, b, d
Net operating income (loss)	6.9	-	6.9

Other expense
Interest expense, net	(6.5)	-	(6.5)
Gain on disposal of business	0.9	-	0.9
Other finance income (expense)	0.3	-	0.3

Total other expense, net	(5.3)	-	(5.3)

Net income before income taxes	1.6	-	1.6
Income tax expense	(0.1)	-	(0.1)
Net income	1.5	-	1.5

Other comprehensive income:
Foreign currency translation (loss) gain	2.4	1.1	3.5
Reclassification of loss on hedging instrument to comprehensive income	0.2	-	0.2
Actuarial gains (losses) on pension plan	0.7	(0.6)	0.1	g
Other comprehensive income	3.3	0.5	3.8

Comprehensive income	$4.8	$0.5	$5.3

Net income (loss) per common share - basic	$0.06	$(0.01)	$0.05
Net income (loss) per common share - diluted	$0.05	$-	$0.05

Weighted average number of shares outstanding during the year - basic	26,850,326	1,586,726	28,437,052	h
Weighted average number of shares outstanding during the year - diluted	29,294,973	67,409	29,362,382

The following tables present the effect of the Restatement Items on the Company’s consolidated statements of stockholders’ equity (deficit) for the periods indicated (in millions, except per share amounts):

				Accumulated
			Additional	other		Total
	Common Stock		paid in	comprehensive	Accumulated	stockholders’	Restatement
	Shares	Amount	capital	income	deficit	deficit	References

Balance as of March 31, 2023 (As Previously Reported)	26,263,070	-	381.2	46.8	(482.4)	(54.4)
Previous Revision	-	-	-	-	(1.0)	(1.0)
Restatement Items	-	-	-	1.5	(32.6)	(31.1)
Balance as of March 31, 2023 (As Restated) (Unaudited)	26,263,070	$-	$381.2	$48.3	$(516.0)	$(86.5)

				Accumulated
			Additional	other		Total
	Common Stock		paid in	comprehensive	Accumulated	stockholders’	Restatement
	Shares	Amount	capital	income	deficit	deficit	References

Balance as of March 31, 2022 (As Previously Reported)	26,880,622	-	375.0	47.1	(492.6)	(70.5)
Restatement Items	-	-	-	0.5	(30.7)	(30.2)
Balance as of March 31, 2022 (As Restated) (Unaudited)	26,880,622	$-	$375.0	$47.6	$(523.3)	$(100.7)

The following tables present the effect of the Restatement Items on the Company’s consolidated statements of cashflows for the periods indicated (in millions):

	Three Months Ended March 31, 2023 (unaudited)
	As Previously	Previous	Restatement		Restatement
	Reported	Revision	Adjustments	As Restated	References
Cash flows from operating activities:
Net income (loss)	$(0.2)	$-	$(1.2)	$(1.4)	a, b, c, f
Adjustments to reconcile net income (loss) to net cash provided by operating activities:		-
Depreciation and amortization	8.9	-	0.5	9.4	a, b, d
Amortization of right of use asset	0.5	-	0.3	0.8	e
Stock-based compensation expense	2.9	-	-	2.9
Contract cost expense	-	-	(2.6)	(2.6)	a, b
Reclassification of loss on hedging instrument to comprehensive income	0.2	-	-	0.2
Non-cash interest expense relating to senior debt	0.3	-	-	0.3
Changes in assets and liabilities:		-
Accounts receivable	8.5	-	(0.2)	8.3	g
Inventory	(4.6)	-	1.1	(3.5)	c, g
Prepaid expenses and other assets	1.6	-	(0.6)	1.0	f, g
Corporate tax and other current taxes payable	(3.8)	-	(2.4)	(6.2)	g
Accounts payable	(4.1)	-	2.0	(2.1)	g
Deferred revenues and customer prepayment	(0.3)	-	0.1	(0.2)	g
Accrued expenses	5.5	-	0.1	5.6	f, g
Other lease liabilities	(0.6)	-	(0.3)	(0.9)	g
Other long-term liabilities	-	-	-	-
Net cash provided by operating activities	14.8	-	(3.2)	11.6

Cash flows from investing activities:
Purchases of property and equipment	(6.1)	-	0.6	(5.5)	g
Acquisition of subsidiary company assets	-	-		-
Acquisition of third-party company trade and assets	(0.6)	-	-	(0.6)
Purchases of capital software	(4.8)	-	2.0	(2.8)	a, g
Net cash used in investing activities	(11.5)	-	2.6	(8.9)

Cash flows from financing activities:
Repayments of finance leases	(0.5)	-	-	(0.5)
Net cash used in financing activities	(0.5)	-	-	(0.5)

Effect of exchange rate changes on cash	-	-	0.6	0.6	g
Net increase (decrease) in cash	2.8	-	-	2.8
Cash, beginning of period	25.0	-	0	25.0
Cash, end of period	$27.8	-	0	27.8

Supplemental cash flow disclosures
Cash paid during the period for interest	$0.1	$-	$-	$0.1
Cash paid during the period for income taxes	$0.1	$-	$-	$0.1
Cash paid during the period for operating leases	$1.2	$-	$0.9	$2.1

Supplemental disclosure of noncash investing and financing activities
Lease liabilities arising from obtaining right of use assets	$(0.1)	$	$	$(0.1)

	Three Months Ended March 31, 2022 (unaudited)
	As Previously	Restatement			Restatement
	Reported	Adjustments		As Restated	References
Cash flows from operating activities:
Net income (loss)	$1.5		$-	$1.5	a, b, c, d, f
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10.1		0.6	10.7	a, b, d
Amortization of right of use asset	0.7		0.3	1.0	e
Profit on sale of trade and asset	-		(0.9)	(0.9)	f
Stock-based compensation expense	2.8		-	2.8
Contract Cost expense	-		(1.6)	(1.6)	a, b
Reclassification of loss on hedging instrument to comprehensive income	0.2		-	0.2
Non-cash interest expense relating to senior debt	0.4		-	0.4
Changes in assets and liabilities:
Accounts receivable	(2.1)		(0.1)	(2.2)	g
Inventory	(11.9)		0.3	(11.6)	c, g
Prepaid expenses and other assets	0.9		(0.9)	-	g
Corporate tax and other current taxes payable	(7.2)		-	(7.2)
Accounts payable	4.3		(0.1)	4.2	g
Deferred revenues and customer prepayment	(0.3)		0.3	-	a, b, g
Accrued expenses	7.1		-	7.1
Operating lease liabilities	(0.7)		(0.3)	(1.0)	e
Other long-term liabilities	(0.7)		-	(0.7)
Net cash provided by operating activities	5.1		(2.4)	2.7

Cash flows from investing activities:
Purchases of property and equipment	(5.2)		(0.4)	(5.6)
Acquisition of subsidiary company assets	(0.6)		-	(0.6)
Disposal of trade and assets	-		1.3	1.3
Purchases of capital software	(5.1)		1.2	(3.9)
Net cash used in investing activities	(10.9)		2.1	(8.8)

Cash flows from financing activities:
Repayments of finance leases	(0.1)		-	(0.1)
Net cash (used in) provided by financing activities	(0.1)		-	(0.1)

Effect of exchange rate changes on cash	(1.1)		0.3	(0.8)	g
Net increase in cash	(7.0)		-	(7.0)
Cash, beginning of period	47.8		-	47.8
Cash, end of period	$40.8		$-	$40.8

Supplemental cash flow disclosures
Cash paid during the period for interest	$0.2		$-	$0.2
Cash paid during the period for income taxes	$-		$-	$-
Cash paid during the period for operating leases	$0.9		$0.8	$1.7

Supplemental disclosure of noncash investing and financing activities
Property and equipment acquired through finance lease	$-	$		$-
Property and equipment transferred to inventory	$0.6	$		$0.6

3. Acquisitions and Disposals

In January 2022, the Company sold its Italian VLT business, including all terminal and other assets, staff costs and facilities and contracts to a non-connected party for total proceeds of €1.1 million ($1.3 million), recognizing a profit on disposal of €0.8 million ($0.9 million). The Company continues to serve these Italian markets in the form of the provision of platform and games.

4. Allowance for Credit Losses, as restated

Changes in the allowance for doubtful accounts are as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Beginning balance	$(1.4)	$(1.8)
Additional provision for doubtful accounts	(0.1)	(0.2)
Recoveries	0.1	—
Write offs	—	0.4
Foreign currency translation adjustments	—	0.2
Ending balance	$(1.4)	$(1.4)

5. Inventory, as restated

	March 31, 2023	December 31, 2022
	(in millions)
Component parts	$21.4	$20.7
Work in progress	2.9	3.6
Finished goods	10.3	6.0
Total inventories	$34.6	$30.3

Component parts include parts for gaming terminals. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

6. Contract Liabilities and Other Disclosures, as restated

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At March 31, 2023	$36.7	$15.4	$(7.2)	$(2.6)
At December 31, 2022	$44.6	$18.0	$(7.4)	$(2.4)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $1.2 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively.

For the periods ended March 31, 2023 and 2022 respectively, there was no significant amounts of revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied in the respective prior periods.

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

8. Accumulated Other Comprehensive Loss (Income), as restated

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2023	(84.2)	0.3	33.1	(50.8)
Change during the period	2.9	(0.2)	(0.2)	2.5
Balance at March 31, 2023	$(81.3)	$0.1	$32.9	$(48.3)

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2022	(71.5)	1.0	26.7	(43.8)
Change during the period	(3.5)	(0.2)	(0.1)	(3.8)
Balance at March 31, 2022	$(75.0)	$0.8	$26.6	$(47.6)

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

9. Net Earnings (Loss) per Share, as restated

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because they were either contingently issuable shares or because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
RSUs	$1,917,231	$695,372

The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2022. There were no reconciling items for the three months ended March 31, 2023.

	Income (Numerator)	Shares (Denominator)	Per-Share Amount, Three Months Ended March 31, 2022
	(in millions)
Basic EPS
Income available to common stockholders	$1.5	28,437,052	$0.05
Effect of Dilutive Securities
RSUs	—	925,330	—
Diluted EPS
Income available to common stockholders	$1.5	$29,362,382	$0.05

The calculation of Basic EPS includes the effects of 1,893,136 and 1,591,632 shares for the three months ended March 31 2023 and 2022, respectively, with respect to RSU awards that have vested but have not yet been issued.

10. Other Finance Income (Expense)

Other finance income (expense) consisted of the following:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Pension interest cost	$(0.8)	$(0.6)
Expected return on pension plan assets	0.9	0.9
	$0.1	$0.3

11. Income Taxes, as restated

The effective income tax rate for the three months ended March 31, 2023 and 2022 was 13.2% and 5.3%, as restated, respectively, resulting in a $0.2 million income tax benefit and $0.1 million income tax expense, respectively.

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

13. Leases, as restated

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

Lease income from operating leases and from sales type leases is not material for any of the periods presented.

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

15. Pension Plan, as restated

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

The total amount of employer contributions paid during the three months ended March 31, 2023 amounted to $0.3 million.

The following table presents the components of our net periodic pension benefit:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Components of net periodic pension benefit:
Interest cost	$0.8	$0.6
Expected return on plan assets	(0.9)	(0.9)
Amortization of net loss	0.2	0.1
Net periodic benefit	$0.1	$(0.2)

The following table sets forth the estimate of the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	March 31, 2023	December 31, 2022
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$71.2	$122.7
Interest cost	0.8	2.2
Actuarial loss (gain)	—	(39.0)
Benefits paid	(0.7)	(3.5)
Foreign currency translation adjustments	1.9	(11.2)
Benefit obligation at end of period	$73.2	$71.2
Change in plan assets:
Fair value of plan assets at beginning of period	$69.1	$125.7
Actual gain (loss) on plan assets	0.9	(42.4)
Employer contributions	0.3	1.4
Benefits paid	(0.7)	(3.5)
Foreign currency translation adjustments	1.8	(12.1)
Fair value of assets at end of period	$71.4	$69.1
Amount recognized in the consolidated balance sheets:
Unfunded status (non-current)	$(1.8)	$(2.1)
Net amount recognized	$(1.8)	$(2.1)

16. Segment Reporting and Geographic Information, as restated

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

Segment Information

Three Months Ended March 31, 2023

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$20.2	$14.8	$5.9	$16.6	$—	$57.5
Product sales	6.9	—	—	0.5	—	7.4
Total revenue	27.1	14.8	5.9	17.1	—	64.9
Cost of sales, excluding depreciation and amortization:
Cost of service	(5.9)	(0.4)	(0.3)	(8.4)	—	(15.0)
Cost of product sales	(5.8)	—	—	(0.9)	—	(6.7)
Selling, general and administrative expenses	(5.7)	(1.7)	(2.5)	(6.9)	(9.5)	(26.3)
Stock-based compensation expense	(0.3)	(0.2)	(0.2)	(0.1)	(2.1)	(2.9)
Acquisition and integration related transaction expenses	—	—	—	—	—	—
Depreciation and amortization	(4.5)	(0.8)	(0.6)	(3.1)	(0.4)	(9.4)
Segment operating income (loss)	4.9	11.7	2.3	(2.3)	(12.0)	4.6

Net operating income						$4.6

Total capital expenditures for the three months ended March 31, 2023	$2.4	$0.4	$1.1	$5.2	$0.5	$9.6

Three Months Ended March 31, 2022

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$21.1	$11.3	$4.6	$19.0	$—	$56.0
Product sales	3.7	—	—	0.6	—	4.3
Total revenue	24.8	11.3	4.6	19.6	—	60.3
Cost of sales, excluding depreciation and amortization:
Cost of service	(6.0)	(0.4)	(0.3)	(10.1)	—	(16.8)
Cost of product sales	(2.3)	—	—	(0.2)	—	(2.5)
Selling, general and administrative expenses	(5.0)	(1.7)	(1.4)	(6.6)	(5.7)	(20.4)
Stock-based compensation expense	(0.3)	(0.1)	(0.1)	(0.2)	(2.1)	(2.8)
Acquisition and integration related transaction expenses	(0.1)	—	—	—	(0.1)	(0.2)
Depreciation and amortization	(5.2)	(0.8)	(0.6)	(3.6)	(0.5)	(10.7)
Segment operating income (loss)	5.9	8.3	2.2	(1.1)	(8.4)	6.9

Net operating income						$6.9

Total capital expenditures for the three months ended March 31, 2022	$2.9	$0.5	$0.9	$4.0	$1.2	$9.5

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Total revenue
UK	$49.0	$45.9
Greece	5.6	5.6
Rest of world	10.3	8.8
Total	$64.9	$60.3

UK revenue includes revenue from customers headquartered in the UK, but whose revenue is generated globally.

Geographic information of our non-current assets excluding goodwill is set forth below:

	March 31, 2023	December 31, 2022
	(in millions)
UK	$87.5	$82.7
Greece	5.1	5.8
Rest of world	16.1	16.3
Total	$108.7	$104.8

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

18. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, and except for the effects of the restatement as discussed in Note 2 to the consolidated financial statements, the Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

Revenue

We generate revenue in four principal ways: i) on a participation basis, ii) on a fixed rental fee basis, iii) through product sales, (iv) services provided and v) through software license fees. Participation revenue generally includes a right to receive a share of our customers’ gaming revenue, typically as a share of net win but sometimes as a share of the handle or “coin in” which represents the total amount wagered.

Geographic Range

Geographically, the majority of our revenue is derived from, and the majority of our non-current assets are attributable to, our UK operations. The remainder of our revenue is derived from, and non-current assets attributable to, Greece and the rest of the world (including North America).

For the three months ended March 31, 2023, and the three-months ended March 31, 2022 we derived approximately 76% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), 9% from Greece, and the remaining 15% across the rest of the world.

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

Restatement of Previously Issued Financial Statements

Restatement Background

On November 2, 2023, the Company in concurrence with the Company’s audit committee, concluded that our 2023 and 2022 consolidated financial statements and our unaudited consolidated financial statements as of and for each of the first two quarterly periods in 2023 and all quarterly periods in 2022, included in our Quarterly Reports on Form 10-Q for the respective periods(collectively the “Prior Period Financial Statements”), should no longer be relied upon due to misstatements that are described below, and that we would restate such financial statements to make the necessary accounting corrections. Details of the restated consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are provided below (“Restatement Items”).

The Restatements Items reflect adjustments to correct errors in certain financial statement areas including capitalized software and costs to fulfill a contract, revenue and costs to obtain a contract, inventory, goodwill and intangibles, leasing, pension, and other reclassifications and immaterial errors identified. The nature and impact of these adjustments are described in footnote 2 of the financial statements. ..

The Company issued a revision for capitalized software and related amortization expense in the quarterly report on Form 10-Q filed on August 11, 2023 for the period ended June 30, 2023 (the “Revision”). This revision related to certain completed software development projects that were, but should not have been, delayed in the shift from work in progress to completed projects. Consequently, the commencement of amortization for certain projects was delayed and the reported amortization was lower than the actual amortization. The Revision covers the period ended June 30, 2023 and the year ended December 31, 2022 and is distinct from the capitalized software restatements below. The tables below have been updated to separate the impact of the Restatement Items from the Revision.

Overall Company Results

Three Months ended March 31, 2023, compared to Three Months ended March 31, 2022

			Variance
(In millions)	For the Three-Month Period ended		2023 vs 2022
	March 31, 2023 As Restated	March 31, 2022 As Restated	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$57.5	$56.0	$(6.0)	$7.5	13.4%	2.7%
Product	7.4	4.3	(0.7)	3.8	88.4%	72.1%
Total revenue	64.9	60.3	(6.7)	11.3	18.7%	7.6%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(15.0)	(16.8)	1.5	0.3	1.8%	(10.7)%
Cost of Product	(6.7)	(2.5)	0.7	(4.9)	196.0%	168.0%
Selling, general and administrative expenses	(26.3)	(20.4)	2.8	(8.7)	42.6%	28.9%
Stock-based compensation	(2.9)	(2.8)	0.3	(0.4)	14.3%	3.6%
Acquisition and integration related transaction expenses	-	(0.2)	-	0.2	N/A	N/A
Depreciation and amortization	(9.4)	(10.7)	0.7	0.6	(5.6% )	(12.1%)
Net operating Income (Loss)	4.6	6.9	(0.7)	(1.6)	(23.2%)	(33.3%)
Other income (expense)
Interest expense, net	(6.3)	(6.5)	0.7	(0.5)	7.7%	(3.1)%
Profit on disposal of trade & assets	-	0.9	(0.0)	(0.9)	N/A	N/A
Other finance income (expense)	0.1	0.3	(0.0)	(0.2)	(66.7%)	(66.7%)
Total other income (expense), net	(6.2)	(5.3)	0.7	(1.6)	30.2%	17.0%
Net Income (loss) from continuing operations before income taxes	(1.6)	1.6	(0.0)	(3.2)	(200%)	(200%)
Income tax expense	0.2	(0.1)	(0.0)	0.3	(300.0%)	(300.0%)

Net Income (Loss)	$(1.4)	$1.5	$(0.0)	$(2.9)	(193.3%)	(193.3%)

Exchange Rate - $ to £	1.21	1.34

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue

Consolidated Reported Revenue by Segment (As Restated)

●	There was no VAT-related revenue for the three-months ended March 31, 2023. For the three-months ended March 31, 2022 VAT-related revenue was $0.9 million.

“VAT-related revenue” are payments from UK customers related to our contractual revenue share of their value-added tax rebate.

For the three months ended March 31, 2023, revenue on a functional currency (at constant rate) basis increased by $11.3 million, or 19%.

For the three-month period, Gaming service revenue grew by $1.2 million predominantly due to an increase in UK markets of $1.4 million. Gaming Product revenue increased by $3.9 million predominately due to UK product sales. Virtual Sports and Interactive grew by $5.1 million and $2.0 million, respectively, with $4.6 million of the Virtuals Sports increase from Online and $0.5 million from Retail. Interactive growth was driven by revenue growth in the UK, US and Canada. These increases were offset by Leisure service revenue reduction of $0.8 million predominately driven by the reduction in the number of machines operated in the Pubs sector primarily due to the structured withdrawal of non-core low-margin amusement and prize vend machines as recognized in the third quarter of 2022 as well as the reduction in the number of gaming machines.

Cost of Sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, for the three months ended March 31, 2023, increased by $4.6 million, or 24%. The increase was driven a $4.9 million increase in cost of product, predominately driven by the increase in Product sales.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2023 increased by $8.7 million, or 43%.

The increase was driven primarily by the costs of group restructure of $2.9 million (removed from Adjusted EBITDA), an increase in non-staff costs of $3.0 million, of which the largest proportion was driven by exhibition costs of $0.8 million that were not incurred in the prior period, and an increase in staff cost of $2.4 million,  driven by an increase in heads predominantly from an investment in the technology and commercial areas of our business.

Stock-based compensation

During the three months ended March 31, 2023, the Company recorded expenses of $2.9 million compared to expenses of $2.8 million for the three months ended March 31, 2022. All expenses were related to outstanding awards. The three months ended March 31, 2023 included an expense of $0.7 million relating to the group restructure.

Depreciation and amortization

Depreciation and amortization decreased for the three-month period by $0.6 million. This was driven by Leisure with a reduction of $0.2 million due to assets being fully written down, partly offset by $0.1 and $0.3 million increases in both Virtual Sports and Interactive respectively for depreciation and amortization expenses.

Net operating income/(loss)

During the three-month period, net operating income was $4.6 million, a decrease of $1.6 million compared to the prior year period. The decrease was attributable primarily to the increase in Selling, general and administrative expenses and in Stock-based compensation (including the cost of group restructure). This was partially offset by the increase in gross margin as well as the decrease in depreciation and amortization expenses.

Net Income/ (loss)

For the three-months ended March 31, 2023 net loss was $1.4 million, compared to a net income of $1.5 million in the prior period. The $2.9 million decline year-over-year, was primarily due to the cost of group restructure driving the decline in net operating income, an increase in interest expense, net of $0.5 million, due to $0.4 million increase in charges relating to a discounted unwind on provisions for dilapidations linked to various properties, as well as decreases in other finance income of $0.2 million and gain on disposal of trade and assets of $0.9 million compared to the prior year period.

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

Segment Results (for the three months ended March 31, 2023, compared to the three months ended March 31, 2022)

Gaming

We generate revenue from our Gaming segment through the delivery of our gaming terminals preloaded with proprietary gaming software, server based content, as well as services such as terminal repairs, maintenance, software upgrades and upgrades on a when and if available basis and content development.. We receive rental fees for machines, typically in conjunction with long-term contracts, on both a participation and fixed fee basis. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and any relevant regulatory levies) from gaming terminals placed in our customers’ facilities. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Gaming business is principally driven by changes in (i) the number of operator customers we have, (ii) the number of Gaming machines in operation, (iii) the net win performance of the machines and (iv) the net win percentage that we receive pursuant to our contracts with our customers.

Gaming, Key Performance Indicators

	For the Three-Month Period ended		Variance
	March 31, 2023	March 31, 2022	2023 vs 2022
Gaming	As Restated	As restated		%

End of period installed base (# of terminals) (2)	34,711	34,401	310	0.9%
Total Gaming - Average installed base (# of terminals) (2)	34,778	34,593	185	0.5%
Participation - Average installed base (# of terminals) (2)	30,793	31,420	(627)	(2.0%)
Fixed Rental - Average installed base (# of terminals)	3,985	3,173	812	25.6%
Service Only - Average installed base (# of terminals)	14,160	17,915	(3,755)	(21.0%)
Customer Gross Win per unit per day (1) (2)	£98.3	£86.7	£11.6	13.4%
Customer Net Win per unit per day (1) (2)	£71.5	£63.5	£8.0	12.6%
Inspired Blended Participation Rate	5.8%	5.6%	0.2%
Inspired Fixed Rental Revenue per Gaming Machine per week	£49.6	£42.7	£6.9	16.2%
Inspired Service Rental Revenue per Gaming Machine per week	£5.1	£4.6	£0.5	10.9%
Gaming Long term license amortization (£’m)	£0.8	£1.2	£(0.4)	(33.3%)
Number of Machine sales	688	419	269	64.2%
Average selling price per terminal	£7,880	£6,467	£1,413	21.8%

(1)	Includes all SBG terminals in which the Company takes a participation revenue share across all territories.

(2)	Includes circa 2,500 of lottery terminals where the share is on handle instead of net win.

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

“Number of Machine sales” is the number of terminals sold during the period.

“Average selling price per terminal” is the total revenue in GBP of the Gaming terminals sold divided by the “number of Machine sales”.

Gaming, Recurring Revenue

	For the Three-Month Period ended		Variance
	March 31,	March 31,	2023 vs 2022
(In £ millions)	2023 As Restated	2022 As Restated		%
Gaming Recurring Revenue
Total Gaming Revenue	£22.3	£18.5	£3.8	20.5%

Gaming Participation Revenue	£11.5	£10.3	£1.2	11.7%
Gaming Other Fixed Fee Recurring Revenue	£3.6	£3.0	£0.6	20.0%
Gaming Project Recurring Revenue	£0.2	£0.2	£0.0	0.0%
Gaming Long-term license amortization	£0.8	£1.2	£(0.4)	(33.3)%
Total Gaming Recurring Revenue *	£16.1	£14.7	£1.4	9.5%
Gaming Recurring Revenue as a % of Total Gaming Revenue †	72.2%	79.5%	(7.3)

Total Gaming excluding VAT-related revenue	£22.3	£17.8
Gaming Recurring Revenue as a % of Total Gaming Revenue (excluding VAT-related revenue)	72.2%	82.6%

Set forth below is a breakdown of our Gaming recurring revenue. Gaming recurring revenue principally consists of Gaming participation revenue and fixed rental revenue.

*	Does not reflect VAT-related revenue.

†	Total Gaming Revenue for the three-month period ended March 31, 2023 has no VAT-related revenue, for the three-month period ended March 31, 2022, includes £0.7 million of VAT-related revenue, which is not reflected in Gaming Recurring Revenue for that period. Excluding VAT-related revenue, Gaming Recurring Revenue was 72% and 83%, respectively of Total Gaming Revenue for such period.

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

	For the Three-Month Period ended		Variance
(In millions)	March 31, 2023	March 31, 2022	2023 vs 2022		Total Functional Currency %

Service Revenue:
UK LBO	$9.7	$10.2	$(0.5)	(4.9)%	5.7%
UK VAT - Related Income	-	0.9	$(0.9)	(100.0)%	(100.0)%
UK Other	3.4	3.0	0.4	13.3%	25.6%
Italy	0.8	0.7	0.1	14.3%	36.0%
Greece	4.3	4.8	(0.5)	(10.4%)	(2.2)%
Rest of the World	0.6	0.2	0.4	200.0%	228.1%
Lotteries	1.4	1.3	0.1	7.7%	20.2%

Total Service revenue	$20.2	$21.1	$(0.9)	(4.3%)	6.0%
Exchange Rate - $ to £	1.21	1.34

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming, key events

Total Gaming Customer Gross Win per unit per day (in our functional currency, GBP) for the three-months ended March 31, 2023, increased by £11.6, or 13%, to £98.3. The increase was driven by a combination of new content in the UK LBO and Greek markets, removal of all remaining COVID-19 restrictions in Greece, and some shop redistribution of revenue from low performing venue closures in the UK LBO market.

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

Gaming, Results of Operations

			Variance
(In millions)	For the Three-Month Period ended		2023 vs 2022
	March 31, 2023 As Restated	March 31, 2022 As Restated	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$20.2	$21.1	$(2.1)	$1.2	5.7%	(4.3%)
Product	6.9	3.7	$(0.7)	$3.9	105.4%	86.5%
Total revenue	27.1	24.8	(2.8)	5.1	20.6%	9.3%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(5.9)	(6.0)	$0.6	(0.5)	8.3%	(1.7%)
Cost of Product	(5.8)	(2.3)	$0.6	(4.1)	178.3%	152.2%
Total cost of sales	(11.7)	(8.3)	1.2	(4.6)	55.4%	41.0%

Selling, general and administrative expenses	(5.7)	(5.0)	$0.6	(1.3)	26.0%	14.0%

Stock-based compensation	(0.3)	(0.3)	$0.0	(0.0)	0.0%	0.0%

Acquisition and integration related transaction expenses	-	(0.1)	-	0.1	N/A	N/A

Depreciation and amortization	(4.5)	(5.2)	$0.7	-	0.0%	(13.5%)

Net operating Income (Loss)	$4.9	$5.9	$(0.3)	$(0.7)	(11.9%)	(16.9%)

Profit on disposal of trade & assets	-	0.9	-	(0.9)	N/A	N/A

Net Income (Loss)	$4.9	$6.8	$(0.3)	$(1.6)	(23.5%)	(27.9%)

Exchange Rate - $ to £	1.21	1.34

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

Gaming Revenue

During the three-month period, Gaming revenue increased by $5.1 million, or 21%. This was driven by a $1.2 million increase in Service revenue and a $3.9 million increase in Product revenue.

The increase in Gaming Service revenue was driven by $1.4 million from the UK market, $0.7 million from the rest of the world and $0.3 million from Lotteries. This was partially offset by lower VAT-related revenue of $0.9 million.

Product revenue increase was primarily driven by higher Product sales of $3.5 million of UK sales and $0.5 million of mainland Europe sales.

Gaming Operating Income

Operating income decreased for the three-month period by $0.7 million. This decrease was primarily due to the increase in revenues of $5.1 million. This was offset by an increase in cost of sales of $4.6 million and increase of $1.3 million in SG&A, driven by exhibition costs that were not incurred in the prior year.

Gaming Net Income

For the three-month period, Net income decreased by $1.6 million. This was due to the increase in Operating income, offset by the $0.9 million profit from the disposal of trade and assets from the sale of part of the Italian VLT operations in prior year.

Virtual Sports

We generate revenue from our Virtual Sports segment through the on-premise solution and hosting of our products. We primarily receive fees on a participation basis. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and other promotional costs and any relevant regulatory levies) from Virtual Sports content placed on our customers’ websites or in our customers’ facilities. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Virtual Sports segment is principally driven by the number of customers we have, the net win performance of the games and the net win percentage that we receive pursuant to our contracts with our customers.

Virtual Sports, Key Performance Indicators

	For the Three-Month Period ended		Variance
	March 31,	March 31,	2023 vs 2022
Virtuals	2023 As Restated	2022 As Restated		%

No. of Live Customers at the end of the period	58	62	(4)	(6.5)%
Average No. of Live Customers	58	62	(4)	(6.5%)
Total Revenue (£’m)	£12.2	£8.4	£3.8	45.2%
Total Revenue £’m - Retail	£2.5	£2.2	£0.3	13.6%
Total Revenue £’m - Online Virtuals	£9.7	£6.2	£3.5	56.5%

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

	For the Three-Month Period ended		Variance
	March 31,	March 31,	2023 vs 2022
(In £ millions)	2023 As Restated	2022 As Restated		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£12.2	£8.4	£3.8	45.2%

Recurring Revenue - Retail Virtuals	£2.5	£2.2	£0.3	13.6%
Recurring Revenue - Online Virtuals	£9.6	£6.1	£3.5	57.4%
Total Virtual Sports Long-term license amortization	£-	£-	£-	-
Total Virtual Sports Recurring Revenue	£12.1	£8.3	£3.8	45.8%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	99.1%	98.8%	0.3

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

Virtual Sports, Results of Operations

			Variance
(In millions)	For the Three-Month Period ended		2023 vs 2022
	March 31, 2023 As Restated	March 31, 2022 As Restated	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$14.8	$11.3	$(1.6)	$5.1	45.1%	31.0%

Cost of Service	(0.4)	(0.4)	0.1	(0.1)	25.0%	0.0%

Selling, general and administrative expenses	(1.7)	(1.7)	0.2	(0.2)	(11.8)%	0.0%

Stock-based compensation	(0.2)	(0.1)	0.0	(0.1)	100.0%	100.0%

Depreciation and amortization	(0.8)	(0.8)	0.1	(0.1)	12.5%	-

Net operating Income (Loss)	$11.7	$8.3	$(1.2)	$4.6	55.4%	41.0%

Exchange Rate - $ to £	1.21	1.34

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

Virtual Sports revenue

During the three-month period, revenue increased by $5.1 million, or 45%. This increase was driven by a $4.6 million increase in Online Virtuals, primarily driven by the growth from our existing online customers along with expanding jurisdictions, as well as increases in Retail Virtuals of $0.5 million.

Virtual Sports operating income

Operating income increased by $4.6 million in the three-month period. This increase was primarily due to the increase in revenue of $5.1 million, partly offset by an increase of $0.2 million in SG&A costs and an increase in depreciation and amortization of $0.1 million.

Interactive

We generate revenue from our Interactive segment through the various games content made available via third party aggregation platforms with Inspired’s remote gaming server or directly on the Company’s remote gaming server platform, and services such as customer support, platform maintenance, updates and upgrades. Typically, we receive fees on a participation basis. Our participation contracts are usually structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and other promotional costs and any relevant regulatory levies) from Interactive content placed on our customers’ websites. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Interactive segment is principally driven by the number of customers we have, the number of live games, the net win performance of the games and the net win percentage that we receive pursuant to our contracts with our customers.

Interactive, Key Performance Indicators

	For the Three-Month Period ended		Variance
	March 31,	March 31,	2023 vs 2022
Interactive	2023	2022		%

No. of Live Customers at the end of the period	138	112	26	23.2%
Average No. of Live Customers	135	111	24	21.6%
No. of Games available at the end of the period	271	242	29	12.0%
Average No. of Games available	270	239	31	13.0%
No. of Live Games at the end of the period	247	242	5	2.1%
Average No. of Live Games	246	239	7	2.9%
Total Revenue (£’m)	£4.9	£3.4	£1.5	44.2%

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

Subsequent to the period end, we launched iGaming content with Fanduel in Michigan.

Interactive, Results of Operations

			Variance
(In millions)	For the Three-Month Period ended		2023 vs 2022
	March 31, 2023 As Restated	March 31, 2022 As Restated	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$5.9	$4.6	$(0.7)	$2.0	43.5%	28.3%

Cost of Service	(0.3)	(0.3)	0.0	0.0	0.0%	0.0%

Selling, general and administrative expenses	(2.5)	(1.4)	0.3	(1.4)	100.0%	78.6%

Stock-based compensation	(0.2)	(0.1)	0.0	(0.1)	100.0%	100.0%

Depreciation and amortization	(0.6)	(0.6)	0.3	(0.3)	50.0%	-

Net operating Income (Loss)	$2.3	$2.2	$(0.1)	$0.2	9.1%	4.5%

Exchange Rate - $ to £	1.21	1.35

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

Interactive revenue

During three-month period, revenue increased by $2.0 million, or 44%, primarily driven by revenue growth in the UK, US and Canada due to the consistent launch of new content across the estate and increased promotional activity through exclusive deals with tier-one customers.

Interactive operating income

Operating income for the three-month period increased by $0.2 million. This increase was driven by the increase in revenue, partially offset by a $1.4 million increase in SG&A expenses driven by exhibition costs that were not incurred during the prior year period as well and increase in staff costs due to an investment in new technology and commercial heads.

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

Leisure, Key Performance Indicators

	For the Three-Month Period ended		Variance
	March 31,	March 31,	2023 vs 2022
Leisure	2023	2022		%

End of period installed base Gaming machines (# of terminals)	10,811	11,060	(249)	(2.3)%
Average installed base Gaming machines (# of terminals)	10,821	11,248	(427)	(3.8)%
End of period installed base Other (# of terminals)	4,546	6,356	(1,810)	(28.5)%
Average installed base Other (# of terminals)	4,519	6,524	(2,005)	(30.7)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	6,028	6,326	(298)	(4.7)%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	499	1,720	(1,221)	(71.0)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	3,089	3,189	(100)	(3.1)%
Inspired Leisure Revenue per Gaming Machine per week	£66.4	£64.2	£2.2	3.4%
Inspired Pub Digital Revenue per Gaming Machine per week	£70.3	£66.1	£4.2	6.4%
Inspired Pub Analogue Revenue per Gaming Machine per week	£36.8	£39.2	£(2.4)	(6.1)%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£89.4	£87.3	£2.1	2.4%
Inspired Other Revenue per Machine per week	£20.1	£20.2	£(0.1)	(0.4)%

Total Holiday Parks Revenue (Gaming and Non Gaming) (£’m)	£2.9	£2.5	£0.4	16.0%

(1)	Motorway Service Area machines

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

Leisure, Results of Operations

			Variance
(In millions)	For the Three-Month Period ended		2023 vs 2022
	March 31, 2023 As Restated	March 31, 2022 As Restated	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$16.6	$19.0	$(1.6)	$(0.8)	(4.2)%	(12.6)%
Product	0.5	0.6	(0.1)	(0.0)	(0.0)%	(16.7)%
Total revenue	17.1	19.6	(1.7)	(0.8)	(4.1)%	(12.8)%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(8.4)	(10.1)	0.8	0.9	(8.9)%	(16.8)%
Cost of Product	(0.9)	(0.2)	0.1	(0.8)	400.0%	350.0%
Total cost of sales	(9.3)	(10.3)	0.9	0.1	(1.0)%	(9.7)%

Selling, general and administrative expenses	(6.9)	(6.6)	0.8	(1.1)	16.7%	(4.5%)

Stock-based compensation	(0.1)	(0.2)	0.0	0.1	(50.0)%	(50.0)%

Depreciation and amortization	(3.1)	(3.6)	0.3	0.2	(5.6)%	(13.9)%

Net operating Income (Loss)	(2.3)	(1.1)	$0.3	$(1.5)	136.4%	109.1%

Exchange Rate - $ to £	1.21	1.34

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

Leisure Operating Income/ (Loss)

Operating loss for the three-month period was a loss of $2.3 million compared to a loss of $1.1 million during the prior year period. This was primarily due to the decrease in revenue driven by the decline in the Pubs business and the increase in SG&A expenses driven by the increase in headcount from the investment in technology and service areas of the business as well as exhibitions costs that were not incurred in the prior year period. This was partially offset by a decrease in cost of sales of 0.1 million and a decrease in depreciation and amortization of $0.2 million.

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

Adjusted EBITDA is defined as net income (loss) excluding depreciation and amortization, interest expense, interest income and income tax expense, and other additional exclusions and adjustments (see Adjusted EBITDA reconciliation table). Such additional excluded amounts include stock-based compensation U.S. GAAP charges where the associated liability is expected to be settled in stock, and changes in the value of earnout liabilities and income and expenditure in relation to legacy portions of the business (being those portions where trading no longer occurs) including closed defined benefit pension schemes. Additional adjustments are made for items considered outside the normal course of business, including, but not limited to (1) restructuring costs, which include charges attributable to employee severance, management changes, restructuring, dual running costs, costs related to facility closures and integration costs, (2) merger and acquisition costs and (3) gains or losses not in the ordinary course of business. This does not include any adjustments related to COVID-19.

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

Reconciliation to Adjusted EBITDA by segment for the Three Months ended March 31, 2023

	For the Three-Month Period ended
	March 31,
(In millions)	2023 As Restated
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$(1.4)	$4.9	$11.7	$2.3	$(2.3)	$(18.0)

Items Relating to Legacy Activities:
Pension charges (1)	0.2					0.2

Items outside the normal course of business:
Costs of group restructure (3)	3.0					3.0

Stock-based compensation expense (4)	2.9	0.3	0.2	0.2	0.1	2.1

Depreciation and amortization (4)	9.4	4.5	0.8	0.6	3.1	0.4
Interest expense net (4)	6.3					6.3
Other finance expenses / (income) (4)	(0.1)					(0.1)
Income tax (4)	(0.2)					(0.2)
Adjusted EBITDA	$20.1	$9.7	$12.7	$3.1	$0.9	$(6.3)

Adjusted EBITDA	£16.5	£8.0	£10.4	£2.5	£0.8	£(5.2)

Exchange Rate - $ to £ (5)	1.21

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Three Months ended March 31, 2022

	For the Three-Month Period ended
	March 31,
(In millions)	2022 As Restated
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$1.5	$6.8	$8.3	$2.2	$(1.1)	$(14.7)

Items Relating to Legacy Activities:
Pension charges (1)	0.1					0.1

Items outside the normal course of business:
Acquisition and integration related transaction expenses (2)	0.2	0.1				0.1

Stock-based compensation expense (4)	2.8	0.3	0.1	0.1	0.2	2.1

Depreciation and amortization (4)	10.7	5.2	0.8	0.6	3.6	0.5
Interest expense net (4)	6.5					6.5
Profit on disposal of business (6)	(0.9)	(0.9)				-
Other finance expenses / (income) (4)	(0.3)					(0.3)
Income tax (4)	0.1					0.1
Adjusted EBITDA	$20.7	$11.5	$9.2	$2.9	$2.7	$(5.6)

Adjusted EBITDA	£15.5	£8.6	£6.9	£2.1	£2.0	£(4.1)

Exchange Rate - $ to £ (5)	1.34

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Notes to Adjusted EBITDA reconciliation tables above:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.

(2)	Acquisition and integration related transaction expenses, are as described above in the Results of Operations line item discussions.

(3)	“Costs of group restructure” include redundancy costs, Payments In Lieu of Notice costs and any associated employer taxes. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs.

(4)	Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(5)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

(6)	“Profit on disposal of trade & assets” — In January 2022, the Company sold its Italian VLT business, including all terminals and other assets, staff costs and facilities and contracts to a non-connected party, recognizing a profit on this disposal.

Liquidity and Capital Resources

Three Months ended March 31, 2023, compared to Three Months ended March 31, 2022

	Three Months ended		Variance
(in millions)	Mar 31,	Mar 31,
	2023	2022	2023 to 2022
Net (loss)/profit	$(1.4)	$1.5	$(2.9)
Amortization of debt fees	0.3	0.4	(0.1)
Change in fair value of derivative liabilities and stock-based compensation expense	3.1	3.0	0.1
Depreciation and amortization (incl RoU assets)	10.2	11.7	(1.5)
Profit on sale of Italian VLT business	0.0	(0.9)	0.9
Contract cost additions	(2.6)	(1.6)	(1.0)
Other net cash generated/(utilized) by operating activities	2.0	(11.4)	13.4
Net cash provided by operating activities	11.6	2.7	8.9

Net cash used in investing activities	(8.9)	(8.8)	(0.1)
Net cash used by financing activities	(0.5)	(0.1)	(0.4)
Effect of exchange rates on cash	0.6	(0.8)	1.4
Net increase/(decrease) in cash and cash equivalents	$2.8	($7.0)	$9.8

Net cash provided by operating activities

For the three months ended March 31, 2023, net cash inflow provided by operating activities was $11.6 million, compared to a $2.7 million inflow for the three months ended March 31, 2022, representing a $8.9 million increase in cash generation from operating activities. This increase was driven primarily through improved working capital levels with the three months ended March 31, 2023 benefitting from favorable receipts due to the timing of sales and the three months ended March 31, 2022 showing significant inventory increases after the Company made the strategic decision to secure components and protect sales in a challenging global supply chain market.

Depreciation and amortization decreased by $1.5 million, to $10.2 million, with reductions of $1.0 million in machine depreciation and $0.2 million for both amortization of intangible assets and amortization of right of use assets.

Contract cost additions increased by $1.0 million to $2.6 million for the three months ended March 31,2023 compared to the three months ended March 31, 2022.

Other net cash generated/(utilized) by operating activities increased by $13.4 million, to a $2.0 million inflow. The relative movements between the three months ended March 31, 2023 and the three months ended March 31, 2022 resulted in a $10.5 million increase from receivables due to timing of sales, a $8.0 million inventory increase due to a smaller rise in inventory in the three months ended March 31, 2023 compared to the prior year when the Company made the strategic decision to secure components and protect sales in a challenging global supply chain market and a $1.0 million favorable movement in payroll and trading taxes. This was partly offset by a $6.3 million adverse movement in accounts payable due to timing and the prior year movement being impacted by the increase in inventory levels and a $0.3 million adverse movement in deferred revenue creditors.

Net cash used in investing activities

Net cash utilized in investing activities increased by $0.1 million, to $8.9 million during the three months ended March 31, 2023. This was due to the prior year including $1.3 million relating to the sale of the gaming business in Italy, which has been offset by lower spend on plant, property and equipment (a $0.1 million decrease compared to 2022) and a $1.2 million reduction of spend on capitalized software.

Net cash (used)/generated by financing activities

During the three months ended March 31, 2023, net cash utilized by financing activities was $0.5 million relating to finance lease spend compared to $0.1 million during the three months ended March 31, 2022.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of March 31, 2023, we had liquidity consisting of $27.8 million in cash and cash equivalents and a further $24.7 million of undrawn revolver facility. This compares to $40.8 million of cash and cash equivalents as of March 31, 2022, with a further $26.3 million of revolver facilities undrawn. We had a working capital inflow of $2.0 million for the three months ended March 31, 2023, compared to a $11.4 million outflow for the three months ended March 31, 2022.

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

Contractual Obligations

As of March 31, 2023, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in millions)	Total	1 year	1-3 years	3-5 years	5 years
Operating activities
Interest on long term debt	$80.1	$22.9	$45.7	$11.5	$-

Financing activities
Senior bank debt - principal repayment	290.6	-	-	290.6	-
Finance lease payments	1.7	0.5	1.2	-	-
Operating lease payments	15.9	4.0	6.0	2.6	3.3
Interest on non-utilization fees	0.9	0.3	0.6	-	-
Total	$389.2	$27.7	$53.5	$304.7	$3.3

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

A description of our critical accounting estimates was provided in the MD&A section of the 2022 Form 10-K. There were no changes in the determination of these estimates during the first three months of 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023, due to the material weaknesses described in Item 9A of the Company’s restated Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on February 27, 2024. Management is redesigning and implementing existing and additional controls to remediate these material weaknesses Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

ITEM 1A. RISK FACTORS

Our business is subject to a high degree of risk. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2022. You should carefully read and assess all of these risk factors. Any of these risks could materially and adversely affect our business, operating results, financial condition and prospects, and cause the value of our common stock to decline, which could cause investors in our common stock to lose all or part of their investments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A:

Exhibit Number	Description

10.1#***	Forms of Award Terms for fiscal year 2023 under the Inspired Entertainment, Inc. 2021 Omnibus Incentive Plan (Time-Based Award Terms and Performance-Based Award Terms).
10.2#	Second Addendum, dated January 12, 2023, to the Employment Agreement dated October 9, 2020, as amended, by and between the Company and A. Lorne Weil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on January 17, 2023).
10.3#	Second Addendum, dated January 13, 2023, to the Employment Agreement dated February 17, 2020, as amended, by and between the Company and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on January 17, 2023).
10.4#	Separation and Release Agreement, dated January 10, 2023, between the Company and Daniel B. Silvers (incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of the Company, filed with the SEC on March 16, 2023).
10.5#***	Grant Agreements (Time-Based Agreement and Performance-Based Agreement), dated February 14, 2023, between the Company and Daniel B. Silvers.
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

***	Previously filed with the original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: February 27, 2024		/s/ A. Lorne Weil
	Name:	A. Lorne Weil
	Title:	Executive Chairman
(Principal Executive Officer)

Date: February 27, 2024		/s/ Marilyn Jentzen
	Name:	Marilyn Jentzen
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

