Form 10-Q/A
period 2023-06-30
Inspired Entertainment, Inc.
filed 2024-02-27
CIK 1615063

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

ii

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment” or “Form 10-Q/A”) amends the Annual Report on Form 10-Q for the quarter and six months ended June 30, 2023 originally filed with the Securities and Exchange Commission (“SEC”) on August 11, 2023 (the “Original Filing”) by Inspired Entertainment, Inc. (the “Company,” “we,” “our” or “us”).

Restatement and Revision

As previously reported by the Company in a Current Report on Form 8-K filed with the SEC on November 8, 2023, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, in consultation with the Company’s management, determined that (i) the Company’s previously issued audited consolidated financial statements as of December 31, 2021 and 2022 and for the years ended December 31, 2020, 2021 and 2022 included in the Company’s Annual Report on Form 10-K, (ii) associated reports of the Company’s independent registered public accounting firm, Marcum LLp (“Marcum”), and (iii) the Company’s previously issued unaudited condensed consolidated financial statements during those years and for the first and second quarters of 2023 included in the Company’s Quarterly Reports on Form 10-Q (the “Subject Periods”) contained the accounting errors relating to the compliance with U.S. GAAP in connection with the Company’s accounting policies for capitalizing software development costs. The errors related primarily to the application of the relevant accounting standards to projects, including the timing of capitalization with respect to software development projects and the nature of costs eligible for capitalization.

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

As of the date of this report, the Company has filed with the SEC an amendment to its Annual Report on Form 10-K for the year ended December 31, 2022 and to the Quarterly Report on Form 10-Q for the period ended March 31, 2023 that include financial statements that amend and restate the previously issued unaudited consolidated financial statements originally filed with such filings and reports. The foregoing Quarterly Reports amend and restate the financial statements as of and for the comparable 2022 periods.

This quarterly report on Form 10-Q for the three and six months ended June 30, 2023 includes financial statements that amend and restate the Company’s unaudited financial statements as of and for the three and six month periods ended June 30, 2023 and 2022. Please see Note 2 to the unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the restatement and the impact on the specific accounts in such unaudited financial statements.

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

Changes Reflected in the Restatement

For the convenience of the reader, this Amendment sets forth our Original Filing in its entirety, as amended by the changes related to the restatement. This Amendment does not reflect events occurring after the filing of our Original Filing, or modify or update those disclosures, except as applicable in our financial statement footnote subsequent event disclosures. The following sections of our Original Filing have been amended:

● Part I- Item 1 – Business;

● Part I - Item 1A Risk Factors;

● Part I - Item 4 Controls and Procedures;

● Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

● Part II - Item 8 - Financial Statements.

iii

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

iv

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30, 2023, as restated	December 31, 2022, as restated
	(Unaudited)
Assets
Cash	$42.1	$25.0
Accounts receivable, net	39.0	40.4
Inventory	46.9	30.3
Prepaid expenses and other current assets	33.6	31.2
Total current assets	161.6	126.9

Property and equipment, net	47.9	45.1
Software development costs, net	21.6	18.3
Other acquired intangible assets subject to amortization, net	14.1	14.6
Goodwill	58.7	55.5
Operating lease right of use asset	15.2	16.0
Costs of obtaining and fulfilling customer contracts, net	8.4	7.0
Other assets	4.1	3.8
Total assets	$331.6	$287.2

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$48.3	$52.7
Corporate tax and other current taxes payable	12.1	10.1
Deferred revenue, current	30.8	4.6
Operating lease liabilities	4.1	3.9
Other current liabilities	3.8	3.6
Total current liabilities	99.1	74.9

Long-term debt	294.0	277.6
Finance lease liabilities, net of current portion	1.9	1.2
Deferred revenue, net of current portion	1.9	2.8
Operating lease liabilities	11.4	12.3
Other long-term liabilities	3.7	4.0
Total liabilities	412.0	372.8

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 26,263,421 shares and 25,909,516 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	384.1	378.2
Accumulated other comprehensive income	46.0	50.8
Accumulated deficit	(510.5)	(514.6)
Total stockholders’ deficit	(80.4)	(85.6)
Total liabilities and stockholders’ deficit	$331.6	$287.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023, as restated	2022, as restated	2023, as restated	2022, as restated
Revenue:
Service	$67.5	$64.1	$125.0	$120.1
Product sales	11.9	6.4	19.3	10.7
Total revenue	79.4	70.5	144.3	130.8

Cost of sales:
Cost of service (1)	(20.5)	(17.8)	(35.5)	(34.6)
Cost of product sales (1)	(8.4)	(4.6)	(15.1)	(7.1)
Selling, general and administrative expenses	(26.6)	(25.7)	(55.8)	(48.9)
Acquisition and integration related transaction expenses	—	—	—	(0.2)
Depreciation and amortization	(10.1)	(10.2)	(19.5)	(20.9)
Net operating income	13.8	12.2	18.4	19.1

Other expense
Interest expense, net	(7.3)	(5.9)	(13.6)	(12.4)
Gain on disposal of business	—	—	—	0.9
Other finance income	0.1	0.3	0.2	0.6

Total other expense, net	(7.2)	(5.6)	(13.4)	(10.9)

Net income before income taxes	6.6	6.6	5.0	8.2
Income tax (expense) benefit	(1.0)	(0.2)	(0.8)	(0.3)
Net income	5.6	6.4	4.2	7.9

Other comprehensive income:
Foreign currency translation (loss) gain	(2.7)	9.0	(5.6)	12.5
Reclassification of loss on hedging instrument to comprehensive income	0.1	0.2	0.3	0.4
Actuarial gains (losses) on pension plan	0.3	(0.8)	0.5	(0.7)
Other comprehensive (loss) income	(2.3)	8.4	(4.8)	12.2

Comprehensive income (loss)	$3.3	$14.8	$(0.6)	$20.1

Net income per common share – basic	$0.20	$0.23	$0.15	$0.28
Net income per common share - diluted	$0.19	$0.22	$0.14	$0.27

Weighted average number of shares outstanding during the period – basic	28,186,725	28,426,248	28,081,041	28,431,576
Weighted average number of shares outstanding during the period – diluted	29,073,078	29,349,718	29,023,288	29,446,526

Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(3.1)	$(2.6)	$(6.0)	$(5.4)

(1)	Excluding depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2023 TO JUNE 30, 2023

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2023, as restated	25,909,516	$—	$378.2	$50.8	$(514.6)	$(85.6)
Foreign currency translation adjustments	—	—	—	(2.9)	—	(2.9)
Actuarial gains on pension plan	—	—	—	0.2	—	0.2
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.2	—	0.2
Issuances under stock plans	353,554	—	—	—	—	—
Stock-based compensation expense	—	—	3.0	—	—	3.0
Net loss	—	—	—	—	(1.4)	(1.4)
Balance as of March 31, 2023, as restated	26,263,070	$—	$381.2	$48.3	$(516.0)	$(86.5)
Foreign currency translation adjustments	—	—	—	(2.7)	—	(2.7)
Actuarial gain on pension plan	—	—	—	0.3	—	0.3
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.1	—	0.1
Repurchase of common stock	(3,931)	—	—	—	(0.1)	(0.1)
Issuances under stock plans	4,282	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	—	3.1	—	—	3.1
Net income	—	—	—	—	5.6	5.6
Balance as of June 30, 2023, as restated	26,263,421	$—	$384.1	$46.0	$(510.5)	$(80.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2022 TO JUNE 30, 2022

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2022, as restated	26,433,562	$—	$372.3	$43.8	$(524.8)	$(108.7)
Foreign currency translation adjustments	—	—	—	3.5	—	3.5
Actuarial gains on pension plan	—	—	—	0.1	—	0.1
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.2	—	0.2
Issuances under stock plans	447,060	—	—	—	—	—
Stock-based compensation expense	—	—	2.7	—	—	2.7
Net income	—	—	—	—	1.5	1.5
Balance as of March 31, 2022, as restated	26,880,622	$—	$375.0	$47.6	$(523.3)	$(100.7)

Foreign currency translation adjustments	—	—	—	9.0	—	9.0
Actuarial loss on pension plan	—	—	—	(0.8)	—	(0.8)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.2	—	0.2
Repurchase of common stock	(477,643)	—	—	—	(5.1)	(5.1)
Issuances under stock plans	45,594	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	—	2.6	—	—	2.6
Net income	—	—	—	—	6.4	6.4

Balance as of June 30, 2022, as restated	26,448,573	$—	$377.4	$56.0	$(522.0)	$(88.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2023, as restated	2022, as restated
Cash flows from operating activities:
Net income	$4.2	$7.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.5	20.9
Amortization of right of use asset	1.9	2.0
Profit on disposal of trade and assets	—	(0.9)
Stock-based compensation expense	6.0	5.4
Contract cost expense	(5.2)	(2.8)
Reclassification of loss on hedging instrument to comprehensive income	0.3	0.4
Non-cash interest expense relating to senior debt	1.0	0.8
Changes in assets and liabilities:
Accounts receivable	3.2	(0.2)
Inventory	(14.6)	(9.9)
Prepaid expenses and other assets	2.5	0.9
Corporate tax and other current taxes payable	(1.5)	(6.5)
Accounts payable and accrued expenses	(7.6)	(1.9)
Deferred revenues and customer prepayment	24.7	(1.7)
Operating lease liabilities	(1.8)	(1.9)
Other long-term liabilities	(0.1)	(1.5)
Net cash provided by operating activities	32.5	11.0

Cash flows from investing activities:
Purchases of property and equipment	(8.7)	(12.0)
Acquisition of subsidiary company assets	—	(0.6)
Disposal of trade and assets		1.3
Acquisition of third-party company trade and assets	(0.6)	—
Purchases of capital software and internally developed costs	(6.7)	(6.9)
Net cash used in investing activities	(16.0)	(18.2)

Cash flows from financing activities:
Repurchase of common stock	(0.1)	(5.1)
Repayments of finance leases	(0.7)	(0.3)
Net cash used in financing activities	(0.8)	(5.4)

Effect of exchange rate changes on cash	1.4	(3.5)
Net increase (decrease) in cash	17.1	(16.1)
Cash, beginning of period	25.0	47.8
Cash, end of period	$42.1	$31.7

Supplemental cash flow disclosures
Cash paid during the period for interest	$11.9	$11.7
Cash paid during the period for income taxes	$4.5	$0.1
Cash paid during the period for operating leases	$3.9	$3.8

Supplemental disclosure of non-cash investing and financing activities
Lease liabilities arising from obtaining right of use assets	$0.2	$—
Additional paid in capital from settlement of RSUs	$(0.2)	$(0.2)
Property and equipment acquired through finance lease	$1.2	$—
Property and equipment transferred to inventory	$—	$0.8

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

Management Liquidity Plans

As of June 30, 2023, the Company’s cash on hand was $42.1 million, and the Company had working capital in addition to cash of $20.4 million. The Company recorded net income of $4.2 million and $7.9 million for the six months ended June 30, 2023 and 2022, respectively. Net income includes non-cash stock-based compensation of $6.0 million and $5.4 million for the six months ended June 30, 2023 and 2022, respectively. Working capital of $62.5 million includes $30.8 million of deferred income.

Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $32.5 million and $11.0 million for the six months ended June 30, 2023 and 2022, respectively. The change year on year was driven primarily by improved working capital levels, with the six months ended June 30, 2023 benefiting from favorable receipts due to the timing of invoicing.

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

2. Restatement of Previously Issued Financial Statements

Restatement Background

On November 2, 2023, the Company in concurrence with the Company’s audit committee, concluded that our 2023 and 2022 consolidated financial statements and our unaudited consolidated financial statements as of and for each of the first two quarterly periods in 2023 and all quarterly periods in 2022, included in our Quarterly Reports on Form 10-Q for the respective periods, (collectively the “Prior Period Financial Statements”) should no longer be relied upon due to misstatements that are described below, and that we would restate such financial statements to make the necessary accounting corrections. Details of the restated consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are provided below (“Restatement Items”). Details of the restated consolidated financial statements as of December 31, 2022 are provided in the amendment to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC as of the date of this report.

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

Restatement Items

Capitalized software and Costs to fulfill a contract – The Company historically assessed and applied incorrectly the accounting frameworks for developing external use software under ASC 985-20, Costs of Software to Be Sold, Leased or Marketed, and internal-use software under ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software and ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers. In addition, the Company determined routine software updates and certain minor software enhancements were inappropriately capitalized and capitalized labor rates inappropriately included certain indirect costs including overhead and non-development activities. Consequently, certain amortization was inappropriate. The corrections resulted in a decrease in Software development costs, net of $17.6 million and an increase in Costs of obtaining and fulfilling customer contracts, net of $7.8 million as of June 30, 2023, respectively. The corrections resulted in an increase to Selling, general and administrative expenses of $1.2, $2.3 million, $1.4 million and $1.7 million as well as a decrease in Depreciation and amortization of $1.8 million, $2.9 million, $0.5 million and $1.5 million for the three and six months ended June 30, 2023 and 2022, respectively. The previous revision of capitalized software resulted in an increase of Depreciation and amortization of $0.3 million and $0.6 million for the three and six months ended June 30, 2022. Refer to reference “a” below.

Revenue and Costs to obtain a contract – The Company identified several corrections related to ASC 606, Revenue from Contracts with Customers. The Company identified certain performance obligations were delivered and therefore should have been recognized at a specific point in time (rather than over time). Additionally, we identified that (i) for certain Interactive Aggregator contracts, revenue should have been reported on a net, rather than gross, basis and (ii) certain parts the Company acquired and sold to its contract manufacturer should have not been reported as revenue. These two items have no impact to profit. The Company also identified an immaterial contract that should have been recognized as a sales type lease rather than an operating lease. Items reported on a gross, rather than net basis are corrected with no impact to profit. Lastly, the Company had historically expensed certain commissions in the period incurred instead of capitalizing and amortizing them under the accounting framework for costs to obtain contracts with customers pursuant to ASC 606, Revenue from Contracts with Customers, and ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers. The corrections resulted in a decrease in Property and equipment, net of $0.3 million as of June 30, 2023, respectively. The corrections also resulted in a decrease in Deferred revenue, current of $0.3 million as of June 30, 2023, a decrease in Deferred revenue, net of current position of $0.9 million as of June 30, 2023 and an increase in costs of obtaining and fulfilling contract costs, net of $0.8 million as of June 30, 2023. The corrections also resulted in a decrease in Revenue - service of $0.6 million, $1.3 million, $0.7 million and $1.7 million for the three and six months ended June 30, 2023 and 2022, respectively, a $0.4 million and $0.7 million decrease in Revenue – product sales for the three and six months ended June 30, 2023 and a $0.1 million decrease and $0.6 million increase in Revenue – product sales for the three and six months ended June 30, 2022, respectively, a decrease in Cost of sales – service of $2.2 million, $4.4 million, $1.6 million and $3.3 million for the three and six months ended June 30, 2023 and 2022, respectively, and a $0.4 million and $0.7 million decrease in Cost of sales – product sales for the three and six months ended June 30, 2023, respectively, as well as a $0.6 million decrease in Cost of sales – product sales for the six months ended June 30, 2022. The corrections also resulted in an increase in Depreciation and amortization increased by $1.5 million, $3.1 million and $0.6 million and $2.0 million for the three and six months ended June 30, 2023 and 2022, respectively as well as a $0.1 decrease in Interest expense, net for both the three and six months ended June 30, 2022. Refer to reference “b” below. Note 7, “Contract Liabilities and Other Disclosures” and Note 17, “Segment Reporting and Geographic Information” have also been corrected.

Inventory – The Company identified an error in the amount capitalized for field inventory, repair and consumable items. Refer to reference “c” below. Note 5, “Inventory” has also been corrected.

Goodwill and intangibles – Through review of the appropriate reporting units and asset groups to assess impairments at under ASC 350, Intangibles – Goodwill and Other and ASC 360, Property, Plant and Equipment, the Company identified a triggering event in the first quarter of 2020, related to the beginning of the COVID-19 pandemic, for which impairment assessment was required for (i) Server Based Gaming (“SBG”) and Acquired Business reporting units and (ii) all landbased asset groups. Based on the assessment, we determined that an impairment of goodwill and long-lived assets occurred in the first quarter of 2020. Additionally, we determined that a significant number of synergies existed from the acquisition in the fourth quarter of 2019 and therefore a portion of the acquisition goodwill should have been reallocated to other reporting units upon acquisition. The corrections resulted in a decrease of Depreciation and amortization of $0.1 million for both the six months ended June 30, 2023 and 2022 and a decrease in Other acquired intangible assets subject to amortization, net of $1.2 million as of June 30, 2023. Refer to reference “d” below.

Leasing – The Company had not historically included in-substance fixed payments related to certain leases according to the accounting framework in ASC 842, Leases. The corrections resulted in an increase in Operating lease right of use asset of $7.5 million, an increase in current Operating lease liabilities of $1.2 million and an increase in long-term Operating lease liabilities of $6.1 million as of June 30, 2023. Refer to reference “f” below. Note 14, “Leases” has also been corrected.

Basic and diluted net income (loss) per share – An error to shares outstanding primarily relates to the Company not including deferred settlement equity awards that had vested in the number of outstanding shares used in the calculation of basic and diluted weighted average number of shares outstanding pursuant to ASC 260, Earnings Per Share. Refer to reference “h” below. Note 10, “Net earnings (loss) per share” has also been corrected.

Pension – The Company had corrections to pension that primarily related to no longer updating the plan liability/ asset quarterly to comply with US GAAP. The corrections resulted in a reclassification of $1.3 million from Accumulated other comprehensive income to Other long-term liabilities as of June 30, 2023. In addition, the Company corrected the benefit obligation and fair value of plan assets for the buy-in contract.  The Company corrected the measurement of the plan assets and the estimated fair value of the buy in contract. Note 16, “Pension Plan” has also been corrected. Refer to reference “g” below.

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

Income tax – The Company updated the income tax effects for the Restatement Items. Note 12, “Income Taxes” has also been updated.

Summary impact of Restatement Items to Prior Period Financial Statements

The following tables present the effect of the Restatement Items on the Company’s consolidated balance sheets for the periods indicated (in millions, except per share):

	As of June 30, 2023 (unaudited)
	As Previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Assets
Cash	$42.1	$-	$42.1
Accounts receivable, net	39.1	(0.1)	39.0	f
Inventory, net	48.0	(1.1)	46.9	c, f
Prepaid expenses and other current assets	32.6	1.0	33.6	f
Total current assets	161.8	(0.2)	161.6

Property and equipment, net	48.2	(0.3)	47.9	b
Software development costs, net	39.2	(17.6)	21.6	a
Other acquired intangible assets subject to amortization, net	14.7	(0.6)	14.1	d, f
Goodwill	78.0	(19.3)	58.7	d
Operating lease right of use asset	7.7	7.5	15.2	e, f
Costs of obtaining and fulfilling customer contracts	-	8.4	8.4	a,b
Other assets	3.9	0.2	4.1	f
Total assets	$353.5	$(21.9)	$331.6

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$47.5	0.8	48.3	f
Corporate tax and other current taxes payable	12.1	-	12.1
Deferred revenue, current	31.1	(0.3)	30.8	b
Operating lease liabilities	2.9	1.2	4.1	e
Other current liabilities	3.8	-	3.8
Total current liabilities	97.4	1.7	99.1

Long-term debt	294.0	-	294.0
Finance lease liabilities, net of current portion	1.9	-	1.9
Deferred revenue, net of current portion	2.8	(0.9)	1.9	b
Operating lease liabilities	5.3	6.1	11.4	e
Other long-term liabilities	2.4	1.3	3.7	g
Total liabilities	$403.8	$8.2	$412.0

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	-	-	-
Common stock; $0.0001 par value; 49,000,000 shares authorized; 25,909,516 shares and 26,433,562 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	-	-	-
Additional paid in capital	384.1	-	384.1
Accumulated other comprehensive income	45.1	0.9	46.0
Accumulated deficit	(479.5)	(31.0)	(510.5)
Total stockholders’ deficit	(50.3)	(30.1)	(80.4)
Total liabilities and stockholders’ deficit	$353.5	$(21.9)	$331.6

The following tables present the effect of the Restatement Items on the Company’s consolidated statement of operations for the periods indicated (in millions, except share and per share amounts):

	For Six Months Ended June 30, 2023 (unaudited)
	As Previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Revenue:
Service	$126.4	$(1.4)	$125.0	b, f
Product Sales	20.0	(0.7)	19.3	b
Total Revenue	146.4	(2.1)	144.3

Cost of Sales
Cost of service	(24.3)	(11.2)	(35.5)	b, f
Cost of product sales	(15.6)	0.5	(15.1)	b, c
Selling, general and administrative expenses	(68.7)	12.9	(55.8)	a, f
Acquisition and integration related transaction expenses	-	-	-
Depreciation and amortization	(19.3)	(0.2)	(19.5)	a, b, d
Net operating income (loss)	18.5	(0.1)	18.4
		-
Other expense
Interest expense, net	(13.6)	-	(13.6)
Gain on disposal of business	-	-	-
Other finance income (expense)	0.2	-	0.2

Total other expense, net	(13.4)	-	(13.4)
		-
Net income before income taxes	5.1	(0.1)	5.0
Income tax (expense) benefit	(1.2)	0.4	(0.8)
Net income	3.9	0.3	4.2

Other comprehensive income (loss)		-
Foreign currency translation gain (loss)	(3.3)	(2.3)	(5.6)
Reclassification of loss on hedging instrument to comp inc	0.3	-	0.3
Actuarial gains (losses) on pension plan	1.7	(1.2)	0.5	g
Other comprehensive income (loss)	(1.3)	(3.5)	(4.8)

Comprehensive income (loss)	$2.6	$(3.2)	$(0.6)

Net income (loss) per common share - basic	$0.15	$-	$0.15
Net income (loss) per common share - diluted	$0.13	$0.01	$0.14

Weighted average number of shares outstanding during the year - basic	26,211,589	1,869,452	28,081,041	i
Weighted average number of shares outstanding during the year - diluted	28,992,987	30,301	29,023,288
Stock-based compensation included in:
Selling, general, and administrative expenses	(6.1)		(6.1)

	For Three Months Ended June 30, 2023 (unaudited)
	As Previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Revenue:
Service	$68.1	$(0.6)	$67.5	b
Product Sales	12.3	(0.4)	11.9	b
Total Revenue	80.4	(1.0)	79.4

Cost of Sales
Cost of Service	(13.4)	(7.1)	(20.5)	b, f
Cost of Product sales	(9.8)	1.4	(8.4)	b, c
Selling, general and administrative expenses	(34.4)	7.8	(26.6)	a, f
Acquisition and integration related transaction expenses	-	-	-
Depreciation and amortization	(10.4)	0.3	(10.1)	a, b, d
Net operating income (loss)	12.4	1.4	13.8

Other expense
Interest expense, net	(7.3)	-	(7.3)
Other finance income (expense)	0.1	-	0.1

Total other expense, net	(7.2)	-	(7.2)

Net income before income taxes	5.2	1.4	6.6
Income tax (expense) benefit	(1.1)	0.1	(1.0)
Net income	4.1	1.5	5.6

Other comprehensive income (loss)
Foreign currency translation (loss) gain	(1.6)	(1.1)	(2.7)
Reclassification of loss on hedging instrument to comprehensive income	0.1	-	0.1
Actuarial (losses) gains on pension plan	(0.3)	0.6	0.3	g
Other comprehensive (loss)	(1.8)	(0.5)	(2.3)

Comprehensive income	$2.3	$1.0	$3.3

Net income per common share - basic	$0.16	$0.04	$0.20
Net income per common share - diluted	$0.14	$0.05	$0.19

Weighted average number of shares outstanding during the year - basic	26,267,215	1,919,510	28,186,725	h
Weighted average number of shares outstanding during the year - diluted	29,041,781	31,297	29,073,078
Stock-based compensation included in:
Selling, general, and administrative expenses	$(3.1)		$(3.1)

	For Six Months Ended June 30, 2022 (unaudited)
	As Previously	Previous	Restatement		Restatement
	Reported	Revision	Adjustments	As Restated	References
Revenue:
Service	$121.8	$-	$(1.7)	$120.1	b
Product Sales	10.1	-	0.6	10.7	b
Total Revenue	131.9	-	(1.1)	130.8

Cost of Sales
Cost of Service	(23.5)	-	(11.1)	(34.6)	b, f
Cost of product sales	(6.5)	-	(0.6)	(7.1)	b, c
Selling, general and administrative expenses	(61.5)	-	12.6	(48.9)	a, f
Acquisition and integration related transaction expenses	(0.2)	-	-	(0.2)
Depreciation and amortization	(19.9)	(0.6)	(0.4)	(20.9)	a, b, d
Net operating income (loss)	20.3	(0.6)	(0.6)	19.1

Other expense
Interest expense, net	(12.5)	-	0.1	(12.4)	b
Gain on disposal of business	0.9	-	-	0.9
Other finance income (expense)	0.6	-	-	0.6
		-	-
Total other expense, net	(11.0)	-	0.1	(10.9)

Net income before income taxes	9.3	(0.6)	(0.5)	8.2
Income tax (expense) benefit	(0.3)	-	-	(0.3)
Net income	9.0	(0.6)	(0.5)	7.9

Other comprehensive income:
Foreign currency translation (loss) gain	8.2	-	4.3	12.5
Reclassification of loss on hedging instrument to comprehensive income	0.4	-	-	0.4
Actuarial (losses) gains on pension plan	3.3	-	(4.0)	(0.7)	g
Other comprehensive (loss) income	11.9	-	0.3	12.2

Comprehensive income	$20.9	$(0.6)	$(0.2)	$20.1

Net income per common share - basic	$0.34	$(0.03)	$(0.03)	$0.28
Net income per common share - diluted	$0.31	$(0.02)	$(0.02)	$0.27

Weighted average number of shares outstanding during the year - basic	26,838,339	-	1,593,237	28,431,576	h
Weighted average number of shares outstanding during the year - diluted	29,375,570	-	70,956	29,446,526

Supplemental disclosure of stock-based compensation expense
Stock-based compensation expense included in:
Selling, general and administrative expenses	$(5.4)	-	-	$(5.4)

	For Three Months Ended June 30, 2022 (unaudited)
	As Previously	Previous	Restatement		Restatement
	Reported	Revision	Adjustments	As Restated	References
Revenue:
Service	$64.8	$-	$(0.7)	$64.1	b
Product Sales	6.5	-	(0.1)	6.4	b
Total Revenue	71.3	-	(0.8)	70.5

Cost of Sales
Cost of Service	(11.7)	-	(6.1)	(17.8)	b, f
Cost of Product sales	(4.4)	-	(0.2)	(4.6)	b
Selling, general and administrative expenses	(31.9)	-	6.2	(25.7)	a, f
Acquisition and integration related transaction expenses	(0.1)	-	0.1	-
Depreciation and amortization	(9.8)	(0.3)	(0.1)	(10.2)	a, b, d
Net operating income (loss)	13.4	(0.3)	(0.9)	12.2

Other expense
Interest expense, net	(6.0)	-	0.1	(5.9)	b
Gain on disposal of business	-	-	-	-
Other finance income (expense)	0.3	-	-	0.3

Total other expense, net	(5.7)	-	0.1	(5.6)

Net income before income taxes	7.7	(0.3)	(0.8)	6.6
Income tax (expense) benefit	(0.2)	-	-	(0.2)
Net income	7.5	(0.3)	(0.8)	6.4

Other comprehensive income:
Foreign currency translation (loss) gain	5.8	-	3.2	9.0
Reclassification of loss on hedging instrument to comprehensive income	0.2	-	-	0.2
Actuarial (losses) gains on pension plan	2.6	-	(3.4)	(0.8)	g
Other comprehensive (loss) income	8.6	-	(0.2)	8.4

Comprehensive income	$16.1	$(0.3)	$(1.0)	$14.8
		-	-
Net income per common share - basic	$0.28	$(0.01)	$(0.04)	$0.23
Net income per common share - diluted	$0.26	$(0.04)	$-	$0.22

Weighted average number of shares outstanding during the year - basic	26,826,014	-	1,600,234	28,426,248	h
Weighted average number of shares outstanding during the year - diluted	29,262,690	-	87,028	29,349,718

Supplemental disclosure of stock-based compensation expense
Stock-based compensation expense included in:
Selling, general and administrative expenses	$(2.6)	-	-	$(2.6)

The following tables present the effect of the Restatement Items on the Company’s consolidated statements of stockholders’ equity (deficit) for the periods indicated (in millions, except per share amounts):

				Accumulated
	Common Stock		Additional paid in	other comprehensive	Accumulated	Total stockholders’	Restatement
	Shares	Amount	capital	income	deficit	deficit	References

Balance as of March 31, 2023 (As Previously Reported)	26,263,070	-	381.2	46.8	(482.4)	(54.4)
Previous Revision	-	-	-	-	(1.0)	(1.0)
Restatement Items	-	-	-	1.5	(32.6)	(31.1)
Balance as of March 31, 2023 (As Restated) (Unaudited)	26,263,070	$-	$381.2	$48.3	$(516.0)	$(86.5)

Balance as of June 30, 2023 (As Previously Reported)	26,263,421	-	384.1	45.1	(479.5)	(50.3)
Restatement Items	-	-	-	0.9	(31.0)	(30.1)
Balance as of June 30, 2023 (As Restated) (Unaudited)	26,263,421	$-	$384.1	$46.0	$(510.5)	$(80.4)

				Accumulated
	Common Stock		Additional paid in	other comprehensive	Accumulated	Total stockholders’	Restatement
	Shares	Amount	capital	income	deficit	deficit	References

Balance as of March 31, 2022 (As Previously Reported)	26,880,622	-	375.0	47.1	(492.6)	(70.5)
Restatement Items	-	-	-	0.5	(30.7)	(30.2)
Balance as of March 31, 2022 (As Restated) (Unaudited)	26,880,622	$-	$375.0	$47.6	$(523.3)	$(100.7)

Balance as of June 30, 2022 (As Previously Reported)	26,448,573	-	377.4	55.7	(490.2)	(57.1)
Previous Revision	-	-	-	-	(0.6)	(0.6)
Restatement Items	-	-	-	0.3	(31.2)	(30.9)
Balance as of June 30, 2022 (As Restated) (Unaudited)	26,448,573	$-	$377.4	$56.0	$(522.0)	$(88.6)

The following tables present the effect of the Restatement Items on the Company’s consolidated statements of cashflows for the periods indicated (in millions):

	Six Months Ended June 30, 2023
	As Previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Cash flows from operating activities:
Net income (loss)	$3.9	$0.3	$4.2	a, b, c, d, f
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19.3	0.2	19.5	a, b, d
Amortization of right of use asset	1.2	0.7	1.9	e
Stock-based compensation expense	6.1	(0.1)	6.0	f
Contract cost expense	-	(5.2)	(5.2)	a, b
Reclassification of loss on hedging instrument to comprehensive income	0.3	-	0.3
Non-cash interest expense relating to senior debt	1.0	-	1.0
Changes in assets and liabilities:
Accounts receivable	3.3	(0.1)	3.2	g
Inventory	(15.0)	0.4	(14.6)	c, g
Prepaid expenses and other assets	2.9	(0.4)	2.5	f, g
Corporate tax and other current taxes payable	1.0	(2.5)	(1.5)	f, g
Accounts payable and accrued expenses	(9.8)	2.2	(7.6)	b, g
Deferred revenues and customer prepayment	24.6	0.1	24.7	g
Operating lease liabilities	(1.2)	(0.6)	(1.8)	e, g
Other long-term liabilities	(0.1)	-	(0.1)
Net cash provided by operating activities	37.5	(5.0)	32.5

Cash flows from investing activities:
Purchases of property and equipment	(9.3)	0.6	(8.7)	g
Acquisition of third-party company trade and assets	(0.6)	-	(0.6)
Purchases of capital software and internally developed costs	(10.7)	4.0	(6.7)	a, g
Net cash used in investing activities	(20.6)	4.6	(16.0)

Cash flows from financing activities:
Repurchase of common stock	(0.1)	-	(0.1)
Repayments of finance leases	(0.7)	-	(0.7)
Net cash used in financing activities	(0.8)	-	(0.8)

Effect of exchange rate changes on cash	1.0	0.4	1.4	g
Net increase (decrease) in cash	17.1	-	17.1
Cash, beginning of period	25.0	-	25.0
Cash, end of period	$42.1	-	42.1

Supplemental cash flow disclosures
Cash paid during the period for interest	$11.9	$-	$11.9
Cash paid during the period for income taxes	$4.5	$-	$4.5
Cash paid during the period for operating leases	$1.7	$2.2	$3.9	e

Supplemental disclosure of noncash investing and financing activities
Lease liabilities arising from obtaining right of use assets	$0.2	$-	$0.2
Additional paid in capital from settlement of RSUs	$(0.2)	$-	$(0.2)
Property and equipment acquired through finance lease	$1.2	$-	$1.2
Property and equipment transferred to inventory	$-	$-	$-

	Six Months Ended June 30, 2022 (unaudited)
	As Previously	Previous	Restatement		Restatement
	Reported	Revision	Adjustments	As Restated	References
Cash flows from operating activities:
Net income (loss)	$8.4	$0.6	$(1.1)	$7.9	a, b, c, d, f
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20.5	(0.6)	1.0	20.9	a, b
Amortization of right of use asset	1.4	-	0.6	2.0	e
Profit on disposal of trade and assets			(1.0)	(1.0)	f
Stock-based compensation expense	5.4	-	-	5.4
Contract cost expense			(2.8)	(2.8)	a, b
Reclassification of loss on hedging instrument to comprehensive income	0.4	-	-	0.4
Non-cash interest expense relating to senior debt	0.8	-	-	0.8
Changes in assets and liabilities:
Accounts receivable	(0.1)	-	(0.1)	(0.2)	f, g
Inventory	(10.4)	-	0.5	(9.9)	c, g
Prepaid expenses and other assets	2.3	-	(1.4)	0.9	f, g
Corporate tax and other current taxes payable	(6.5)	-	-	(6.5)
Accounts payable and accrued expenses	(1.5)	-	(0.3)	(1.8)	f, g
Deferred revenues and customer prepayment	(2.2)	-	0.5	(1.7)	b, g
Operating lease liabilities	(1.2)	-	(0.7)	(1.9)	e, g
Other long-term liabilities	(1.4)	-	(0.1)	(1.5)	g
Net cash provided by operating activities	15.9	-	(4.9)	11.0

Cash flows from investing activities:
Purchases of property and equipment	(11.5)	-	(0.5)	(12.0)	g
Acquisition of subsidiary company assets	(0.6)	-	-	(0.6)
Disposal of trade and assets	-		1.3	1.3	f, g
Purchases of capital software	(9.9)	-	3.0	(6.9)	a, g
Net cash used in investing activities	(22.0)	-	3.8	(18.2)

Cash flows from financing activities:
Repurchase of common stock	(5.1)	-	-	(5.1)
Repayments of finance leases	(0.3)	-	-	(0.3)
Net cash (used in) provided by financing activities	(5.4)	-	-	(5.4)

Effect of exchange rate changes on cash	(4.5)	-	1.0	(3.5)	g
Net increase in cash	(16.0)	-	(0.1)	(16.1)
Cash, beginning of period	47.8	-	-	47.8
Cash, end of period	$31.8	$-	$(0.1)	$31.7

Supplemental cash flow disclosures
Cash paid during the period for interest	$11.7	$-	$-	$11.7
Cash paid during the period for income taxes	$0.1	$-	$-	$0.1
Cash paid during the period for operating leases	$1.9	$-	$1.9	$3.8

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital from net settlement of RSUs	$(0.2)	$-	$-	$(0.2)
Property and equipment acquired through finance lease	$-	$-	$-	$-
Property and equipment transferred to inventory	$0.8	$-	$-	$0.8

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

4. Allowance for Credit Losses, as restated

Changes in the allowance for doubtful accounts are as follows:

	June 30, 2023	December 31, 2022
	(in millions)
Beginning balance	$(1.4)	$(1.8)
Additional provision for doubtful accounts	(0.2)	(0.2)
Recoveries	0.2	—
Write offs	0.4	0.4
Foreign currency translation adjustments	(0.1)	0.2
Ending balance	$(1.1)	$(1.4)

5. Inventory, as restated

Inventory consists of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Component parts	$21.7	$20.7
Work in progress	1.8	3.6
Finished goods	23.4	6.0
Total inventories	$46.9	$30.3

Component parts include parts for gaming terminals. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

6. Accounts Payable and Accrued Expenses, as restated

Accounts Payable and Accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Accounts payable	$30.0	$23.7
Payroll and related costs	5.4	10.3
Cost of sales including inventory	6.1	9.2
Other	6.8	9.5
Total accounts payable and accrued expenses	$48.3	$52.7

7. Contract Liabilities and Other Disclosures, as restated

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At June 30, 2023	$42.5	$16.9	$(32.7)	$(2.6)
At December 31, 2022	$44.6	$18.0	$(7.4)	$(2.4)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $2.4 million and $4.2 million for the six months ended June 30, 2023 and 2022, respectively.

For the periods ended June 30, 2023 and 2022 respectively, there was no significant amounts of revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied in the respective prior periods.

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

9. Accumulated Other Comprehensive Loss (Income), as restated

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2023	$(84.2)	$0.3	$33.1	$(50.8)
Change during the period	2.9	(0.2)	(0.2)	2.5
Balance at March 31, 2023	(81.3)	0.1	32.9	(48.3)
Change during the period	2.7	(0.1)	(0.3)	2.3
Balance at June 30, 2023	$(78.6)	$—	$32.6	$(46.0)

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2022	$(71.5)	$1.0	$26.7	$(43.8)
Change during the period	(3.5)	(0.2)	(0.1)	(3.8)
Balance at March 31, 2022	(75.0)	0.8	26.6	(47.6)
Change during the period	(9.0)	(0.2)	0.8	(8.4)
Balance at June 30, 2022	$(84.0)	$0.6	$27.4	$(56.0)

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

10. Net Income (Loss) per Share, as restated

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because they were either contingently issuable shares or because their inclusion would be anti-dilutive:

	Three and Six Months Ended June 30,
	2023	2022
RSUs	809,510	690,627

The following tables reconcile the numerators and denominators of the basic and diluted EPS computations:

Three months ended June 30, 2023	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$5.6	28,186,725	$0.20
Effect of Dilutive Securities
RSUs	—	886,353	$(0.01)
Diluted EPS
Income available to common stockholders	$5.6	$29,073,078	$0.19

Six months ended June 30, 2023	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$4.2	28,081,041	$0.15
Effect of Dilutive Securities
RSUs	—	942,247	$(0.01)
Diluted EPS
Income available to common stockholders	$4.2	$29,023,288	$0.14

Three months ended June 30, 2022	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$6.4	28,426,248	$0.23
Effect of Dilutive Securities
RSUs	—	923,470	$(0.01)
Diluted EPS
Income available to common stockholders	$6.4	$29,349,718	$0.22

Six months ended June 30, 2022	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$7.9	28,431,576	$0.28
Effect of Dilutive Securities
RSUs	—	1,014,950	$(0.01)
Diluted EPS
Income available to common stockholders	$7.9	$29,446,526	$0.27

The calculation of Basic EPS includes the effects of 1,932,560 and 1,599,634 shares for the three and six months ended June 30, 2023 and 2022, respectively, with respect to RSU awards that have vested but have not yet been issued.

11. Other Finance Income (Expense)

Other finance income (expense) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Pension interest cost	$(0.9)	$(0.5)	$(1.7)	$(1.1)
Expected return on pension plan assets	1.0	0.8	1.9	1.7
	$0.1	$0.3	$0.2	$0.6

12. Income Taxes, as restated

The effective income tax rate for the three months ended June 30, 2023 and 2022 was 15.7% and 3.6%, as restated, respectively, resulting in a $1.0 million and $0.2 million income tax expense, respectively. The effective income tax rate for the six months ended June 30, 2023 and 2022 was 16.6% and 3.9%, as restated, respectively, resulting in a $0.8 million and $0.3 million income tax expense, respectively. The Company’s effective income tax rate has fluctuated primarily as a result of the income mix between jurisdictions.

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

On December 31, 2021, the Company entered into a consultancy agreement with Richard Weil, the brother of A. Lorne Weil, our Executive Chairman, under which he received a success fee in the amount of $130,000 for services he provided in connection with our acquisition of Sportech Lotteries, LLC. The success fee was paid during the six months ended June 30, 2022. Under the agreement, as extended in November 2022 and again in July 2023, he will provide consulting services to the Company relating to the lottery in the Dominican Republic through to December 31, 2023, for which he was compensated at a rate of $10,000 per month in consulting fees through to June 30, 2023, and will be compensated at a rate of $12,500 per month for the remainder of the term of the agreement. The aggregate amount incurred by the Company in consulting fees for each of the three months ended June 30, 2023 and June 30, 2022 was $30,000 and for each of the six months ended June 30, 2023 and June 30, 2022 was $60,000.

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

The total amount of employer contributions paid during the six months ended June 30, 2023 amounted to $0.7 million.

The following table presents the components of our net periodic pension cost (benefit):

	Six Months Ended June 30,
	2023	2022
	(in millions)
Components of net periodic pension cost (benefit):
Interest cost	$1.7	$1.1
Expected return on plan assets	(1.9)	(1.7)
Amortization of net loss	0.5	0.2
Net periodic cost (benefit)	$0.3	$(0.4)

The following table sets forth the estimate of the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	June 30, 2023	December 31, 2022
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$71.2	$122.7
Interest cost	1.7	2.2
Actuarial gain	—	(39.0)
Benefits paid	(1.5)	(3.5)
Foreign currency translation adjustments	3.8	(11.2)
Benefit obligation at end of period	$75.2	$71.2
Change in plan assets:
Fair value of plan assets at beginning of period	$69.1	$125.7
Actual return (loss) on plan assets	1.9	(42.4)
Employer contributions	0.7	1.4
Benefits paid	(1.5)	(3.5)
Foreign currency translation adjustments	3.7	(12.1)
Fair value of assets at end of period	$73.9	$69.1
Amount recognized in the consolidated balance sheets:
Unfunded status (non-current)	$(1.3)	$(2.1)
Net amount recognized	$(1.3)	$(2.1)

17. Segment Reporting and Geographic Information, as restated

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

Segment Information

Three Months Ended June 30, 2023

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$19.8	$15.1	$6.7	$25.9	$—	$67.5
Product sales	11.3	—	—	0.6	—	11.9
Total revenue	31.1	15.1	6.7	26.5	—	79.4
Cost of sales, excluding depreciation and amortization:
Cost of service	(6.5)	(0.4)	(0.4)	(13.2)	—	(20.5)
Cost of product sales	(8.4)	—	—	—	—	(8.4)
Selling, general and administrative expenses	(5.0)	(1.6)	(2.7)	(6.8)	(7.4)	(23.5)
Stock-based compensation expense	(0.4)	(0.2)	(0.1)	(0.4)	(2.0)	(3.1)
Acquisition and integration related transaction expenses	—	—	—	—	—	—
Depreciation and amortization	(4.6)	(0.8)	(1.0)	(3.0)	(0.7)	(10.1)
Segment operating income (loss)	6.2	12.1	2.5	3.1	(10.1)	13.8

Net operating income						$13.8

Total capital expenditures for the three months ended June 30, 2023	$2.1	$1.2	$0.5	$3.8	$1.0	$8.6

Three Months Ended June 30, 2022

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$19.6	$13.8	$5.3	$25.4	$—	$64.1
Product sales	5.8	—	—	0.6	—	6.4
Total revenue	25.4	13.8	5.3	26.0	—	70.5
Cost of sales, excluding depreciation and amortization:
Cost of service	(5.7)	(0.5)	(0.3)	(11.3)	—	(17.8)
Cost of product sales	(4.1)	—	—	(0.5)	—	(4.6)
Selling, general and administrative expenses	(6.3)	(1.7)	(2.2)	(6.6)	(6.3)	(23.1)
Stock-based compensation expense	(0.3)	(0.2)	(0.2)	(0.1)	(1.8)	(2.6)
Acquisition and integration related transaction expenses	—	—	—	—	—	—
Depreciation and amortization	(5.1)	(0.6)	(0.3)	(3.5)	(0.7)	(10.2)
Segment operating income (loss)	3.9	10.8	2.3	4.0	(8.8)	12.2

Net operating income						$12.2

Total capital expenditures for the three months ended June 30, 2022	$5.0	$0.7	$0.7	$1.9	$0.7	$9.0

Six Months Ended June 30, 2023

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$40.0	$29.9	$12.6	$42.5	$—	$125.0
Product sales	18.2	—	—	1.1	—	19.3
Total revenue	58.2	29.9	12.6	43.6	—	144.3
Cost of sales, excluding depreciation and amortization:
Cost of service	(12.4)	(0.8)	(0.7)	(21.6)	—	(35.5)
Cost of product sales	(14.2)	—	—	(0.9)	—	(15.1)
Selling, general and administrative expenses	(10.7)	(3.3)	(5.2)	(13.7)	(16.9)	(49.8)
Stock-based compensation expense	(0.7)	(0.4)	(0.3)	(0.5)	(4.1)	(6.0)
Acquisition and integration related transaction expenses	—	—	—	—	—	—
Depreciation and amortization	(9.1)	(1.6)	(1.6)	(6.1)	(1.1)	(19.5)
Segment operating income (loss)	11.1	23.8	4.8	0.8	(22.1)	18.4

Net operating income						$18.4

Total capital expenditures for the six months ended June 30, 2023	$4.5	$1.6	$1.6	$9.0	$1.5	$18.2

Six Months Ended June 30, 2022

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$40.7	$25.1	$9.9	$44.4	$—	$120.1
Product sales	9.5	—	—	1.2	—	10.7
Total revenue	50.2	25.1	9.9	45.6	—	130.8
Cost of sales, excluding depreciation and amortization:
Cost of service	(11.7)	(0.9)	(0.6)	(21.4)	—	(34.6)
Cost of product sales	(6.4)	—	—	(0.7)	—	(7.1)
Selling, general and administrative expenses	(11.3)	(3.4)	(3.6)	(13.2)	(12.0)	(43.5)
Stock-based compensation expense	(0.6)	(0.3)	(0.3)	(0.3)	(3.9)	(5.4)
Acquisition and integration related transaction expenses	(0.1)	—	—	—	(0.1)	(0.2)
Depreciation and amortization	(10.3)	(1.4)	(0.9)	(7.1)	(1.2)	(20.9)
Segment operating income (loss)	9.8	19.1	4.5	2.9	(17.2)	19.1

Net operating income						$19.1

Total capital expenditures for the six months ended June 30, 2022	$7.9	$1.2	$1.6	$5.9	$1.9	$18.5

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Total revenue
UK	$61.8	$55.5	$110.8	$101.4
Greece	5.3	5.4	10.9	11.0
Rest of world	12.3	9.6	22.6	18.4
Total	$79.4	$70.5	$144.3	$130.8

UK revenue includes revenue from customers headquartered in the UK, but whose revenue is generated globally.

Geographic information of our non-current assets excluding goodwill is set forth below:

	June 30, 2023	December 31, 2022
	(in millions)
UK	$85.4	$82.7
Greece	4.7	5.8
Rest of world	21.2	16.3
Total	$111.3	$104.8

Software development costs are included as attributable to the market in which they are utilized.

18. Customer Concentration, as restated

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

19. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except for the effects of the restatement as discussed in Note 2 to the consolidated financial statements, the Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

Revenue

We generate revenue in four principal ways: i) on a participation basis, ii) on a fixed rental fee basis, iii) through product sales, iv) managed services, and v) through software license fees. Participation revenue generally includes a right to receive a share of our customers’ gaming revenue, typically as a share of net win but sometimes as a share of the handle or “coin in” which represents the total amount wagered.

Geographic Range

Geographically, the majority of our revenue is derived from, and the majority of our non-current assets are attributable to, our UK operations. The remainder of our revenue is derived from, and non-current assets attributable to, Greece and the rest of the world (including North America).

For the three and six months ended June 30, 2023, we derived approximately 78% and 77% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), respectively,7% and 8% from Greece, respectively, and the remaining 15% and 15% respectively across the rest of the world. In the three-month period the UK percentage was impacted by Hardware sales, which generally result in a lower margin (“Low Margin sales”), this increased UK revenues by 1%. During the three and six months ended June 30, 2022, we derived approximately 77% and 78%, 8% and 8%, 15% and 14% respectively of our revenue from the UK, Greece and the rest of the world, respectively.

As of June 30, 2023, our non-current assets (excluding goodwill) were attributable as follows: 77% to the UK, 4% to Greece and 19% across the rest of the world.

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

During the three and six months ended June 30, 2023, we derived approximately 22% and 23% of our revenue from sales to customers outside the UK (see caveat above), respectively, compared to 24% and 22% during the three and six months ended June 30, 2022, respectively.

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

Restatement of Previously Issued Financial Statements

On November 2, 2023, the Company in concurrence with the Company’s audit committee, concluded that our 2023 and 2022 consolidated financial statements and our unaudited consolidated financial statements as of and for each of the first two quarterly periods in 2023 and all quarterly periods in 2022, included in our Quarterly Reports on Form 10-Q for the respective periods, (collectively the “Prior Period Financial Statements”) should no longer be relied upon due to misstatements that are described below, and that we would restate such financial statements to make the necessary accounting corrections. Details of the restated consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are provided below (“Restatement Items”).

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

Three and Six Months ended June 30, 2023, compared to Three and Six Months ended June 30, 2022

Table is as restated values.

	For the Three-Month Period ended		Variance				For the Six-Month Period ended		Variance
(In millions)	June 30,	June 30,	2023 vs 2022				June 30,	June 30,	2023 vs 2022
	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$67.5	$64.1	$(0.3)	$3.7	6%	5%	$125.0	$120.1	$(6.1)	$11.0	9%	4%
Product	11.9	6.4	(0.1)	5.6	88%	86%	19.3	10.7	(0.9)	9.5	89%	80%
Total revenue	79.4	70.5	(0.4)	9.3	13%	13%	144.3	130.8	(7.0)	20.5	16%	10%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(20.5)	(17.8)	(0.1)	(2.6)	15%	15%	(35.5)	(34.6)	1.4	(2.3)	7%	3%
Cost of Product	(8.4)	(4.6)	-	(3.8)	83%	83%	(15.1)	(7.1)	0.7	(8.7)	123%	113%
Selling, general and administrative expenses	(23.5)	(23.1)	0.3	(0.7)	3%	2%	(49.8)	(43.5)	2.9	(9.2)	21%	14%
Stock-based compensation	(3.1)	(2.6)	(0.1)	(0.4)	15%	19%	(6.0)	(5.4)	0.3	(0.9)	17%	11%
Acquisition and integration related transaction expenses	-	-	-	-			-	(0.2)	-	0.2	(100)%	(100)%
Depreciation and amortization	(10.1)	(10.2)	-	0.1	1%	1%	(19.5)	(20.9)	0.7	0.7	(3)%	(7)%
Net operating Income (Loss)	13.8	12.2	(0.3)	1.9	16%	13%	18.4	19.1	(1.0)	0.3	(2)%	(4)%
Other income (expense)
Interest expense, net	(7.3)	(5.9)	-	(1.4)	24%	24%	(13.6)	(12.4)	0.6	(1.8)	15%	10%
Profit on disposal of trade & assets	-	-	-	-	N/A	N/A	-	0.9	-	(0.9)	(100)%	(100)%
Other finance income (expense)	0.1	0.3	-	(0.2)	(67)%	(67)%	0.2	0.6	-	(0.4)	(67)%	(67)%
Total other income (expense), net	(7.2)	(5.6)	-	(1.6)	29%	29%	(13.4)	(10.9)	0.6	(3.1)	28%	23%
Net Income (loss) from continuing operations before income taxes	6.6	6.6	(0.3)	0.3	45%	0%	5.0	8.2	(0.4)	(2.8)	(34)%	(39)%
Income tax expense	(1.0)	(0.2)	0.1	(0.9)	450%	400%	(0.8)	(0.3)	0.1	(0.6)	200%	167%

Net Income (Loss)	$5.6	$6.4	$(0.2)	$(0.6)	(9)%	(13)%	$4.2	$7.9	$(0.3)	$(3.4)	(43)%	(47)%
Exchange Rate - $ to £	1.25	1.26					1.23	1.29

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

For the three and six months ended June 30, 2023, revenue on a functional currency (at constant rate) basis increased by $9.3 million and $20.5 million, or 13% and 16%, respectively.

For the three-month period, Gaming revenue grew by $5.8 million predominantly due to an increase in product sales of $5.6 million, of which $4.4 million were Low Margin sales. Gaming service revenue increased by $0.2 million predominately due to revenue growth in the UK. Virtual Sports and Interactive grew by $1.4 million and $1.4 million, respectively, with $1.0 million of the Virtuals Sports increase from Online and $0.2 million from Retail. Interactive growth was driven by revenue growth in the UK, US and Canada. Leisure revenue increased by $0.7 million predominately driven by the addition of new holiday parks and an increase in revenue generated from motorway service stations, partly offset by the reduction in the Pubs sector.

For the six-month period, Gaming revenue grew by $10.9 million predominantly due to an increase in product sales of $9.5 million, of which $4.4 million were Low Margin sales. Gaming service revenue increased by $1.4 million predominately due to revenue growth in the UK markets. Virtual Sports and Interactive grew by $6.4 million and $3.3 million, respectively, with $5.4 million of the Virtuals Sports increase from Online and $0.7 million from Retail. Interactive growth was driven by revenue growth in the UK, US and Canada.

Cost of Sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, for the three and six months ended June 30, 2023, increased by $6.4 million and $11.0 million, or 29% and 26%, respectively. The increases were driven by a $3.8 million and $8.7 million increase in cost of product, respectively, predominately driven by the increase in product sales and by a $2.6 million and $2.3 million increase in cost of service, predominantly driven by the increase in service revenues, respectively.

The increase in the three-month period was driven by an increase in staff costs of $1.2 million, driven by an increase in Leisure staff costs from an increase in temporary seasonal staff as well as the increase in national living wage and the annual wage increase.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses for the three and six months ended June 30, 2023 increased by $0.7 million and $9.2 million, or 3% and 21%, respectively.

The increase in the six-month period was driven primarily by the costs of group restructure of $3.0 million (removed from Adjusted EBITDA), an increase in non-staff costs of $4.5 million, of which the largest proportion was driven by exhibition costs of $0.8 million that were not incurred in the prior period, and an increase in staff cost of $2.4 million,  driven by an increase in headcount predominantly from an investment in the technology and commercial areas of our business, as well as the increase in national living wage and salary increases this year.

Stock-based compensation

During the three and six months ended June 30, 2023, the Company recorded expenses of $3.1 million and $6.0 million, respectively, compared to expenses of $2.6 million and $5.4 million for the three and six months ended June 30, 2022. All expenses related to outstanding awards but the three and six months ended June 30, 2023, included $0.4 million related to award units that were fully vested on the date of grant and therefore were expensed immediately. The six months ended June 30, 2023 also included $0.7 million related to the group restructure.

Depreciation and amortization

Depreciation and amortization for the three-month period increased by $0.1 million. This increase was driven by increases in Interactive of $0.7 million and Virtual Sports of $0.2 million. Partially offset by a reduction in Leisure of $0.5 million and Gaming of $0.5 million, due to assets being fully written down.

Depreciation and amortization for the six-month period decreased by $0.7 million. This decrease was driven by a reduction in Leisure of $0.7 million and Gaming of $0.8 million, due to assets being fully written down. Partially offset by increases in Interactive of $0.8 million and Virtual Sports of $0.3 million.

Net operating income

During the three and six-month period, net operating income was $13.8 million and $18.4 million, respectively, increases of $1.9 million and $0.3 million, respectively, compared to the prior year period. The increase was primarily due to the increased revenues offset by increases in SG&A expenses, in Stock-based compensation (including the cost of group restructure in the six-month period) and Depreciation and amortization, partially offset by the increase in gross margin.

Net Income

For the three and six-months ended June 30, 2023 net income was $5.6 million and $4.2 million, respectively, compared to a net income of $6.4 million and $7.9 million, respectively, in the prior period.

The $0.6 million decline in the three-month period, was primarily due to the increase in SG&A expenses of $0.7 million and in Stock-based compensation of $0.4 million, this was further impacted by an increase in interest expense, net of $1.4 million, due to a $1.0 million increase from foreign exchange movements on bank accounts and an increase in income tax of $0.9 million.

The $3.4 million decline in the six-month period, was primarily due to the cost of group restructure of $3.0 million driving the decline in net operating income. This was further impacted by decreases in other finance income of $0.4 million, a gain on disposal of trade and assets of $0.9 million compared to the prior year period and an increase in income tax of $0.6 million and interest expense, net of $1.8 million. The increase in interest expense, net was due to a $1.3 million increase from foreign exchange movements on bank accounts and a $0.5 million increase in charges relating to a discounted unwind on provisions for dilapidations linked to various properties.

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

Segment Results (for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022)

Gaming

We generate revenue from our Gaming segment through the delivery of our gaming terminals preloaded with propriety gaming software, server based content, as well as services such as terminal repairs, maintenance, software updates and upgrades on a when and if available basis and content development. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and any relevant regulatory levies) from gaming terminals placed in our customers’ facilities. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Gaming business is principally driven by changes in (i) the number of operator customers we have, (ii) the number of Gaming machines in operation, (iii) the net win performance of the machines and (iv) the net win percentage that we receive pursuant to our contracts with our customers.

Gaming, Key Performance Indicators

	As Restated For the Three-Month Period ended		Variance		As Restated For the Six-Month Period ended		Variance
	June 30,	June 30,	2023 vs 2022		June 30,	June 30,	2023 vs 2022
Gaming	2023	2022		%	2023	2022		%

End of period installed base (# of terminals) (2)	34,433	34,706	(273)	(0.8)%	34,433	34,706	(273)	(0.8)%
Total Gaming - Average installed base (# of terminals) (2)	34,715	34,674	41	0.1%	34,746	34,633	113	0.3%
Participation - Average installed base (# of terminals) (2)	30,522	31,249	(727)	(2.3)%	30,658	31,335	(677)	(2.2)%
Fixed Rental - Average installed base (# of terminals)	4,193	3,425	768	22.4%	4,089	3,299	790	23.9%
Service Only - Average installed base (# of terminals)	12,898	18,113	(5,215)	(28.8)%	13,529	18,014	(4,485)	(24.9)%
Customer Gross Win per unit per day (1) (2)	£94.4	£90.9	£3.5	3.9%	£96.3	£88.8	£7.5	8.4%
Customer Net Win per unit per day (1) (2)	£69.0	£66.6	£2.4	3.6%	£70.3	£65.0	£5.3	8.2%
Inspired Blended Participation Rate	5.7%	5.7%	0.0%	0.0%	5.7%	5.7%	0.0%	0.0%
Inspired Fixed Rental Revenue per Gaming Machine per week	£48.3	£49.2	£(0.9)	(1.8)%	£49.0	£46.1	£2.9	6.3%
Inspired Service Rental Revenue per Gaming Machine per week	£5.1	£4.5	£0.6	13.3%	£5.1	£4.6	£0.5	10.9%
Gaming Long term license amortization (£’m)	£0.8	£1.2	£(0.4)	(33.3)%	£1.6	£2.4	£(0.8)	(33.3)%
Number of Machine sales	1,523	559	964	172.5%	2,211	978	1,233	126.1%
Average selling price per terminal	£5,681	£7,876	(2,195)	(27.9)%	£6,365	£7,272	£(907)	(12.5)%

(1)	Includes all SBG terminals in which the Company takes a participation revenue share across all territories.

(2)	Includes circa 2,500 of lottery terminals where the share is on handle instead of net win.

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

	As Restated For the Three-Month Period ended		Variance		As Restated For the Six-Month Period ended		Variance
	June 30,	June 30,	2023 vs 2022		June 30,	June 30,	2023 vs 2022
(In £ millions)	2023	2022		%	2023	2022		%
Gaming Recurring Revenue
Total Gaming Revenue	£24.8	£20.2	£4.6	23%	£47.1	£38.7	£8.4	22%

Gaming Participation Revenue	£10.9	£10.9	-	0%	£22.4	£21.2	£1.2	6%
Gaming Other Fixed Fee Recurring Revenue	£3.4	£3.0	£0.4	13%	£7.0	£6.0	£1.0	17%
Gaming Project Recurring Revenue	£0.2	£0.2	-	0%	£0.4	£0.4	£-	-
Gaming Long-term license amortization	£0.8	£1.2	£(0.4)	(33)%	£1.6	£2.4	£(0.8)	(33)%
Total Gaming Recurring Revenue *	£15.3	£15.3	£-	0%	£31.4	£30.0	£1.4	5%
Gaming Recurring Revenue as a % of Total Gaming Revenue †	62%	76%	(14)%		67%	78%	(11)%

Total Gaming excluding VAT-related revenue	£24.8	£20.1			£47.1	£37.9
Gaming Recurring Revenue as a % of Total Gaming Revenue (excluding VAT-related revenue)	62%	76%			67%	79%
Gaming Recurring Revenue as a % of Total Gaming Revenue (excluding Low Margin Sales)	72%	76%			72%	78%

*	Does not reflect VAT-related revenue.

†	Total Gaming Revenue for the three and six-month period ended June 30, 2023 has no VAT-related revenue, for the three and six-month period ended June 30, 2022, includes £0.1 million and £0.7 million, respectively, of VAT-related revenue, which is not reflected in Gaming Recurring Revenue for that period. Excluding VAT-related revenue, Gaming Recurring Revenue was 76% and 79%, respectively of Total Gaming Revenue for such period. Total Gaming Revenue for the three and six-month period ended June 30, 2023 includes £3.5 million of Low Margin sales and for the three and six-month period ended June 30, 2022 has no Low Margin sales. Excluding Low Margin sales, Gaming Recurring Revenue was 72% of Total Gaming Revenue for both periods.

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

	As Restated For the Three-Month Period ended					As Restated For the Six-Month Period ended
	June 30,	June 30,	Variance			June 30,	June 30,	Variance
(In millions)	2023	2022	2023 vs 2022		Total Functional Currency %	2023	2022	2023 vs 2022		Total Functional Currency %

Service Revenue:
UK LBO	$9.9	$9.9	-	0%	0%	$19.6	$20.1	$(0.5)	(2)%	7%
UK VAT - Related Income	-	0.1	(0.1)	(100)%	(100)%	-	1.0	(1.0)	(100)%	(100)%
UK Other	3.4	3.1	0.3	10%	10%	6.8	6.1	0.7	11%	2%
Italy	0.7	0.6	0.1	17%	16%	1.5	1.3	0.2	15%	30%
Greece	4.0	4.3	(0.3)	(7)%	(9)%	8.2	9.2	(1.0)	(11)%	(5)%
Rest of the World	0.5	0.1	0.4	400%	271%	1.2	0.4	0.8	200%	220%
Lotteries	1.3	1.3	-	0%	(4)%	2.7	2.6	0.1	4%	8%

Total Service revenue	$19.8	$19.6	$0.2	1%	1%	$40.0	$40.7	$(0.7)	(2)%	4%

Exchange Rate - $ to £	1.25	1.26				1.23	1.30

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

During the six-month period, we delivered product sales of 250 “Flex” terminals to a major customer in the Non-LBO UK estate. These sales generated $2.9 million of revenue, $2.3 million in the first quarter and $0.6 million in the second quarter.

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

Gaming, Results of Operations

	As Restated For the Three-Month Period ended		Variance				As Restated For the Six-Month Period ended		Variance
(In millions)	June 30,	June 30,	2023 vs 2022				June 30,	June 30,	2023 vs 2022
	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$19.8	$19.6	$(0.0)	$0.2	1%	1%	$40.0	$40.7	$(2.1)	$1.4	3%	(2)%
Product	11.3	5.8	(0.1)	5.6	97%	95%	18.2	9.5	(0.8)	9.5	100%	92%
Total revenue	31.1	25.4	(0.1)	5.8	23%	22%	58.2	50.2	(2.9)	10.9	22%	16%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(6.5)	(5.7)	0.1	(0.9)	16%	14%	(12.4)	(11.7)	0.7	(1.4)	12%	6%
Cost of Product	(8.4)	(4.1)	(0.1)	(4.2)	102%	105%	(14.2)	(6.4)	0.6	(8.4)	131%	122%
Total cost of sales	(14.9)	(9.8)	-	(5.1)	52%	52%	(26.6)	(18.1)	1.3	(9.8)	54%	47%

Selling, general and administrative expenses	(5.0)	(6.3)	0.1	1.2	(19)%	(21)%	(10.7)	(11.3)	0.6		-%	(5)%

Stock-based compensation	(0.4)	(0.3)	-	(0.1)	33%	33%	(0.7)	(0.6)	-	(0.1)	17%	17%

Acquisition and integration related transaction expenses	-	-	-	-	N/A	N/A	-	(0.1)	(0.1)	0.1	(100)%	(100)%

Depreciation and amortization	(4.6)	(5.1)	-	0.5	(10)%	(10)%	(9.1)	(10.3)	0.4	0.8	(8)%	(12)%

Net operating Income (Loss)	$6.2	$3.9	$(0.0)	$2.3	59%	59%	$11.1	$9.8	$(0.6)	$1.9	19%	13%

Profit on disposal of trade & assets	-	-	-	-	N/A	N/A	-	0.9	-	(0.9)	(100)%	(100)%

Net Income (Loss)	$6.2	$3.9	$(0.0)	$2.3	59%	59%	$11.1	$10.7	$(0.6)	$1.0	(9)%	(4)%

Exchange Rate - $ to £	1.25	1.26					1.24	1.30

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

Gaming Revenue

During the three and six-month period, Gaming revenue increased by $5.8 million and $10.9 million, or 23% and 22%, respectively. This was driven by increases in Service revenue of $0.2 million and $1.4 million, respectively, and increases in Product revenue of $5.6 million and $9.5 million, respectively.

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

For the three-month period the $5.6 million increase in Gaming Product revenue was primarily driven by higher UK Product sales of $5.5 million, of which $4.4 million were Low Margin sales.

For the six-month period the $9.5 million increase in Gaming Product revenue was primarily driven by higher UK Product sales of $8.9 million, of which $4.4 million were Low Margin sales.

Gaming Operating Income

Operating income increased for the three and six-month periods by $2.3 million and $1.9 million, respectively.

The three-month increase was primarily due to a decrease in depreciation and amortization of $0.5 million and by a decrease in SG&A expenses of $1.2 million. The $5.8 million revenue increase was offset by a $5.1 million increase in total cost of sales driven by the increase in Low Margin sales in the current period as well as higher service cost of sales predominately from higher content costs.

The six-month increase was primarily due to a decrease in depreciation of $0.8 million and an increase in gross margin of $1.1 million, partially offset by an increase in SG&A expenses driven by exhibition costs that were not incurred in the prior year period.

Gaming Net Income

For the three-month period, Net income increased by $2.3 million and for the six-month period, Net income increased by $1.0 million. The increase in the three-month period was driven by the $2.3 million increase in Operating income. In the six-month period, the $1.9 million increase in Operating income was impacted by a $0.9 million profit from the disposal of trade and assets from the sale of part of the Italian VLT operations in the prior year.

Virtual Sports

We generate revenue from our Virtual Sports segment through the on premise solution and hosting of our products. We primarily receive fees on a participation basis. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and other promotional costs and any relevant regulatory levies) from Virtual Sports content placed on our customers’ websites or in our customers’ facilities. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Virtual Sports segment is principally driven by the number of customers we have, the net win performance of the games and the net win percentage that we receive pursuant to our contracts with our customers.

Virtual Sports, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2023 vs 2022		June 30,	June 30,	2023 vs 2022
	2023	2022		%	2023	2022		%
Virtuals

No. of Live Customers at the end of the period	58	63	(5)	(7.9)%	58	63	(5)	(7.9)%
Average No. of Live Customers	58	62	(4)	(6.5)%	58	62	(4)	(6.5)%
Total Revenue (£’m)	£12.1	£10.9	£1.2	11.0%	£24.3	£19.4	£4.9	25.3%
Total Revenue £’m - Retail	£2.6	£2.3	£0.3	13.0%	£5.1	£4.6	£0.5	10.9%
Total Revenue £’m - Online Virtuals	£9.5	£8.8	£0.7	8.0%	£19.1	£14.8	£4.3	29.1%

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

	As Restated For the Three-Month Period ended		Variance		As Restated For the Six-Month Period ended		Variance
	June 30,	June 30,	2023 vs 2022		June 30,	June 30,	2023 vs 2022
(In £ millions)	2023	2022		%	2023	2022		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£12.1	£10.9	£1.2	11%	£24.3	£19.4	£4.9	25%

Recurring Revenue - Retail Virtuals	£2.4	£2.2	£0.2	9%	£4.9	£4.2	£0.7	17%
Recurring Revenue - Online Virtuals	£9.4	£8.7	£0.7	8%	£19.0	£14.6	£4.4	30%
Total Virtual Sports Long-term license amortization	£0.2	£-	0.2	100%	£0.2	£0.3	£(0.1)	(33)%
Total Virtual Sports Recurring Revenue	£12.0	£10.9	£1.1	10%	£24.1	£19.1	£5.0	26%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	99%	100%	(1)%		99%	98%	(1)%

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

Virtual Sports, Results of Operations

	As Restated For the Three-Month Period ended		Variance				As Restated For the Six-Month Period ended		Variance
(In millions)	June 30,	June 30,	2023 vs 2022				June 30,	June 30,	2023 vs 2022
	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$15.1	$13.8	$(0.1)	$1.4	10%	9%	$29.9	$25.1	$(1.6)	$6.4	25%	19%

Cost of Service	(0.4)	(0.5)	(0.1)	0.2	40%	20%	(0.8)	(0.9)	-	0.1	11%	11%

Selling, general and administrative expenses	(1.6)	(1.7)	(0.1)	0.2	(12)%	(6)%	(3.3)	(3.4)	0.1		0%	(3)%

Stock-based compensation	(0.2)	(0.2)	-	-	0%	0%	(0.4)	(0.3)	-	(0.1)	33%	33%

Depreciation and amortization	(0.8)	(0.6)	-	(0.2)	33%	33%	(1.6)	(1.4)	0.1	(0.3)	21%	14%

Net operating Income (Loss)	$12.1	$10.8	$(0.3)	$1.6	15%	12%	$23.8	$19.1	$(1.4)	$6.1	32%	25%

Exchange Rate - $ to £	1.25	1.26					1.23	1.30

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

Virtual Sports revenue

During the three and six-month period, revenue increased by $1.4 million and $6.4 million, or 10% and 25%, respectively. These increases were driven by $0.9 million and $5.4 million increases in Online Virtuals, respectively, primarily driven by the growth from our existing online customers along with expanding jurisdictions, as well as increases in Retail Virtuals of $0.3 million and $0.9 million, respectively.

Virtual Sports operating income

During the three and six-month period operating income increased by $1.6 million and $6.1 million, primarily due to the increases in revenues.

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

Interactive, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2023 vs 2022		June 30,	June 30,	2023 vs 2022
	2023	2022		%	2023	2022		%
Interactive

No. of Live Customers at the end of the period	146	118	28	23.7%	146	118	28	23.7%
Average No. of Live Customers	140	116	24	20.7%	138	114	24	21.1%
No. of Games available at the end of the period	283	254	29	11.4%	283	254	29	11.4%
Average No. of Games available	277	249	28	11.2%	274	244	30	12.3%
No. of Live Games at the end of the period	260	254	6	2.4%	260	254	6	2.4%
Average No. of Live Games	254	249	5	2.0%	250	244	6	2.5%
Total Revenue (£’m)	£5.3	£4.2	£1.1	26.2%	£10.2	£7.6	£2.6	34.2%

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

Interactive, Results of Operations

	As Restated For the Three-Month Period ended		Variance				As Restated For the Six-Month Period ended		Variance
(In millions)	June 30,	June 30,	2023 vs 2022				June 30,	June 30,	2023 vs 2022
	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$6.7	$5.3	$-	$1.4	26%	26%	$12.6	$9.9	$(0.6)	$3.3	33%	27%

Cost of Service	(0.4)	(0.3)	-	(0.1)	33%	33%	(0.7)	(0.6)	-	(0.1)	17%	17%

Selling, general and administrative expenses	(2.7)	(2.2)	0.1	(0.6)	27%	23%	(5.2)	(3.6)	0.3	(1.9)	53%	44%

Stock-based compensation	(0.1)	(0.2)	-	0.1	(50)%	(50)%	(0.3)	(0.3)	-	-	0%	0%

Depreciation and amortization	(1.0)	(0.3)	-	(0.7)	233%	233%	(1.6)	(0.9)	0.1	(0.8)	89%	78%

Net operating Income (Loss)	$2.5	$2.3	$0.1	$0.1	4%	9%	$4.8	$4.5	$(0.2)	$0.5	11%	7%

Exchange Rate - $ to £	1.25	1.25					1.23	1.30

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

Interactive revenue

During three and six-month period, revenue increased by $1.4 million and $3.3 million, or 26% and 33%, respectively, primarily driven by revenue growth in the UK, US and Canada due to new customer launches, the consistent launch of new content across the estate and increased promotional activity through exclusive deals with tier-one customers.

Interactive operating income

Operating income for the three and six-month period increased by $0.1 million and $0.5 million, respectively. This increase was driven by the increase in revenue, partially offset by increases in SG&A expenses of $0.6 million and $1.9 million, respectively, due to an increase in staff costs due to an investment in new technology and commercial headcount (additionally, we incurred exhibition costs in the six-month period that were not incurred in the prior year period). The three and six-month period also saw an increase in depreciation and amortization of $0.7 million and $0.8 million, respectively.

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

Leisure, Results of Operations

	As Restated For the Three-Month Period ended		Variance				As Restated For the Six-Month Period ended		Variance
(In millions)	June 30,	June 30,	2023 vs 2022				June 30,	June 30,	2023 vs 2022
	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$25.9	$25.4	$(0.2)	$0.7	3%	2%	$42.5	$44.4	$(1.8)	$(0.1)	(0)%	(4)%
Product	0.6	0.6	-	-	0%	0%	1.1	1.2	(0.1)		(0)%	(8)%
Total revenue	26.5	26.0	(0.2)	0.7	3%	2%	43.6	45.6	(1.9)	(0.1)	(0)%	(4)%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(13.2)	(11.3)	-	(1.9)	17%	17%	(21.6)	(21.4)	0.8	(1.0)	(5)%	(0)%
Cost of Product	-	(0.5)	0.1	0.4	(80)%	(100)%	(0.9)	(0.7)	0.1	(0.3)	43%	29%
Total cost of sales	(13.2)	(11.8)	0.1	(1.5)	13%	12%	(22.5)	(22.1)	0.9	(1.3)	(6)%	(2)%

Selling, general and administrative expenses	(6.8)	(6.6)	0.3	(0.5)	8%	3%	(13.7)	(13.2)	1.0	(1.5)	11%	4%

Stock-based compensation	(0.4)	(0.1)	-	(0.3)	300%	300%	(0.5)	(0.3)	-	(0.2)	67%	67%

Depreciation and amortization	(3.0)	(3.5)	-	0.5	(14)%	(14)%	(6.1)	(7.1)	0.3	0.7	(10)%	(14)%

Net operating Income (Loss)	$3.1	$4.0	$0.2	$(1.1)	(28)%	(23)%	$0.8	$2.9	$0.3	$(2.4)	(83)%	(72)%

Exchange Rate - $ to £	1.25	1.26					1.24	1.29

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

Leisure Revenue

For the three-month period, revenue increased by $0.7 million due to the three-month period service revenue increasing by $0.7 million, predominately due to the increase in Holiday Parks of $1.1 million due to the addition of new holiday parks, partly offset by the decline in Pubs of $0.5 million (see above).For the six-month period revenues decreased by $0.1 million. The decline in the six-month period was primarily due to the structured withdrawal of non-core low-margin amusement and prize vend machines as recognized in the third quarter of 2022 in the Pubs sector as well as the reduction in the number of gaming machines and a $0.3 million decrease in Bingo.

Leisure Operating Income/ (Loss)

Operating income for the three and six-month periods decreased by $1.1 million and $2.4 million to $3.1 million and $0.8 million, respectively. This was primarily due to the increase in Cost of Sales expenses of $1.5 million and $1.3 million, respectively, driven by the increase in seasonal staff, the increase in national living wage and salary increases this year, plus in the six-month period SG&A increased by $1.5 million due to exhibitions costs in the six-month period that were not incurred in the prior year period). This was partially offset by a decrease in depreciation and amortization of $0.5 million and $0.7 million, respectively, due to the decrease in machine depreciation as assets become fully written down.

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

Reconciliation to Adjusted EBITDA by segment for the Three and Six Months ended June 30, 2023

	For the Three-Month Period ended						For the Six-Month Period ended
	June 30,						June 30,
(In millions)	2023						2023
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$5.6	$6.2	$12.1	$2.5	$3.1	$(18.3)	$4.2	$11.1	$23.8	$4.8	$0.8	$(36.3)

Items Relating to Legacy Activities:
Pension charges (1)	0.2					0.2	0.4					0.4

Items outside the normal course of business:
Costs of group restructure (3)	-					-	3.0					3.0

Stock-based compensation expense (4)	3.1	0.4	0.2	0.1	0.4	2.0	6.0	0.7	0.4	0.3	0.5	4.1

Depreciation and amortization (4)	10.1	4.6	0.8	1.0	3.0	0.7	19.5	9.1	1.6	1.6	6.1	1.1
Interest expense net (4)	7.3					7.3	13.6					13.6
Other finance expenses / (income) (4)	(0.1)					(0.1)	(0.2)					(0.2)
Income tax (4)	1.0					1.0	0.8					0.8
Adjusted EBITDA	$27.2	$11.2	$13.1	$3.6	$6.5	$(7.2)	$47.3	$20.9	$25.8	$6.7	$7.4	$(13.5)

Adjusted EBITDA	£21.8	£8.9	£10.5	£2.9	£5.1	£(5.6)	£38.4	£16.9	£20.9	£5.4	£5.9	£(10.7)

Exchange Rate - $ to £ (5)	1.24						1.23

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Three and Six Months ended June 30, 2022

	For the Three-Month Period ended						For the Six-Month Period ended
	June 30,						June 30,
(In millions)	2022						2022
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$6.4	$3.9	$10.8	$2.3	$4.0	$(14.6)	$7.9	$10.7	$19.1	$4.5	$2.9	$(29.3)

Items Relating to Legacy Activities:
Pension charges (1)	0.3					0.3	0.4					0.4

Items outside the normal course of business:
Acquisition and integration related transaction expenses (2)						-	0.2	0.1				0.1

Stock-based compensation expense (4)	2.6	0.3	0.2	0.2	0.1	1.8	5.4	0.6	0.3	0.3	0.3	3.9

Depreciation and amortization (4)	10.2	5.1	0.6	0.3	3.5	0.9	20.9	10.3	1.4	0.9	7.1	1.2
Interest expense net (4)	5.9					5.9	12.4					12.4
Profit on disposal of business (6)	-					-	(0.9)	(0.9)				-
Other finance expenses / (income) (4)	(0.3)					(0.3)	(0.6)					(0.6)
Income tax (4)	0.2					0.2	0.3					0.3
Adjusted EBITDA	$25.3	$9.3	$11.6	$2.8	$7.6	$(6.0)	$46.0	$20.8	$20.8	$5.7	$10.3	$(11.6)

Adjusted EBITDA	£20.1	£7.4	£9.2	£2.3	£6.0	£(4.8)	£35.6	£16.0	£16.1	£4.4	£8.0	£(8.9)

Exchange Rate - $ to £ (5)	1.26						1.30

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

	For the Three-Month Period ended		For the Six-Month Period ended
	June 30,	June 30,	June 30,	June 30,
(In millions)	2023	2022	2023	2022

Net revenues	$79.4	$70.5	$144.3	$130.8
Less Low Margin Gaming Sales	(4.4)	-	(4.4)	-
Adjusted Revenue	$75.0	$70.5	$139.9	$130.8

Adjusted Revenue	£59.9	£56.0	£113.4	£101.1

Exchange Rate - $ to £	1.25	1.26	1.23	1.29

Liquidity and Capital Resources

Six Months ended June 30, 2023, compared to Six Months ended June 30, 2022

	Six Months ended		Variance
(in millions)	Jun 30,	Jun 30,
	2023	2022	2023 to 2022
Net profit	$4.2	$7.9	$(3.7)
Amortization of debt fees	1.0	0.8	0.2
Change in fair value of derivative liabilities and stock-based compensation expense	6.3	5.8	0.5
Depreciation and amortization (incl RoU assets)	21.4	22.9	(1.5)
Disposal of Gaming business	0.0	(0.9)	0.9
Contract cost additions	(5.2)	(2.8)	(2.4)
Other net cash generated/(utilized) by operating activities	4.8	(22.7)	27.5
Net cash provided by operating activities	32.5	11.0	21.5

Net cash used in investing activities	(16.0)	(18.2)	2.2
Net cash used by financing activities	(0.8)	(5.4)	4.6
Effect of exchange rates on cash	1.4	(3.5)	4.9
Net increase/(decrease) in cash and cash equivalents	$17.1	($16.1)	$33.2

Net cash provided by operating activities

For the six months ended June 30, 2023, net cash inflow provided by operating activities was $32.5 million, compared to a $11.0 million inflow for the six months ended June 30, 2022, representing a $21.5 million increase in cash generation from operating activities. This increase was driven primarily through improved working capital levels with the six months ended June 30, 2023 benefiting from an increase in deferred revenue due to the timing of invoicing.

Depreciation and amortization decreased by $1.5 million, to $21.4 million, with a $1.7 million reduction in machine depreciation and a $0.2 million reduction in right of use asset amortization offset by a $0.6 million increase in software development amortization.

Contract cost additions increased by $2.4 million to $5.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Other net cash generated/(utilized) by operating activities increased by $27.5 million, to a $4.8 million inflow. The relative movements between the six months ended June 30, 2023 and the six months ended June 30, 2022 resulted in favorable movements in deferred revenue and tax $26.4million and $5.0 million respectively due to invoice timing and accounts receivable $3.4 million due to timing of sales the levels of which will fluctuate during the year as a result of the timing of the Low Margin Vantage machine rollout. These are partly offset by a $4.7 million inventory increase and a $5.2 million rise in accounts payable and accruals.

Net cash used in investing activities

Net cash utilized in investing activities decreased by $2.2 million, to $16.0 million during the six months ended June 30, 2023. This was driven by lower spend on plant, property and equipment of $3.4 million offset by the $1.3m received from the disposals of the gaming division in the prior year.

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

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of June 30, 2023, we had liquidity consisting of $42.1 million in cash and cash equivalents and a further $25.4 million of undrawn revolver facility. This compares to $31.7 million of cash and cash equivalents as of June 30, 2022, with a further $24.3 million of revolver facilities undrawn. We had a working capital inflow of $4.8 million for the six months ended June 30, 2023, compared to a $22.7 million outflow for the six months ended June 30, 2022.

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

Contractual Obligations

As of June 30, 2023, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in millions)	Total	1 year	1-3 years	3-5 years	5 years
Operating activities
Interest on long term debt	$70.6	$23.5	$47.1	$-	$-
Purchase of Vantage machines	19.7	19.7	-	-	-
Financing activities
Senior bank debt - principal repayment	298.8	-	298.8	-	-
Finance lease payments	2.8	0.9	1.5	0.4	-
Operating lease payments	15.5	4.1	5.8	2.4	3.2
Interest on non-utilization fees	0.9	0.4	0.5	-	-
Total	$408.3	$48.6	$353.7	$2.8	$3.2

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

For a discussion of other recently issued accounting standards, and assessments as to their impacts on the Company, see Note 1 “Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10K/A as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020..

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

The Company recognized service and product revenues of $248.4 million and $33.2 million, respectively, for the year ended December 31, 2022. The Company’s revenue recognition policy, which requires significant judgments and estimates, is fully described in Note 1 “Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10K/A as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020.

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

Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative one-step process. If we perform a qualitative assessment and determine that the fair value of a reporting unit more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the quantitative test, we are required to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows and a market approach, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, we recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s estimated fair value.

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

We performed our annual goodwill impairment test as of December 31, 2022, 2021, and 2020 using a qualitative assessment for all of our reporting units. The qualitative analyses evaluated factors, including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. Based on the results of our qualitative impairment assessments, we concluded that it is more likely than not that the fair values of each of our reporting units substantially exceeded their respective carrying values and there were no reporting units requiring further assessment.

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

Significant assumptions utilized in the impairment analyses for SBG were￼￼￼: projected revenue, EBITDA margin, and discount rate.  Projected revenue based on a 6-year CAGR was .2% for SBG. A 1.0% decrease in the annual projected revenue growth rate would have resulted in a reduction in headroom for SBG to 7.2%. A 1.0% decline in the projected EBITDA margin would have resulted in a reduction in headroom for SBG to 4.4%. The discount rates utilized in the discounted cash flow analyses were 13.5% and a resulting 1.0% increase in the discount rate for SBG would have resulted in an impairment implying a 1.0% Fair Value deficit to SBG’s carrying value. An increase in revenue or EBITDA margin growth or an decrease in discount rate would have increased the headroom in SPG. Management utilized their best estimates in the SPG analysis,

Significant assumptions utilized in the analysis for ACB were: projected revenue, EBITDA margin, and discount rate. Projected revenue for ACB based on a 6-year CAGR was 2.9% for ACB. A 1.0% increase in the annual projected revenue growth (resulting in a 6-year CAGR of 3.7%) would have resulted in a 9.7% decline in the goodwill impairment recorded for ACB. A 1.0% increase in the projected EBITDA margin would have resulted in a 22.8% decline in the goodwill impairment recorded for ACB. The discount rates utilized in the discounted cash flow analyses were 16.5%. A 1.0% decrease in the discount rate for ACB would have resulted in a 9.7% decline in the goodwill impairment recorded to ACB. Given the full impairment of ACB, a decrease in revenue or EBITDA margin growth or an increase in discount rate would have no change in the level of goodwill impairment taken. Management utilized their best estimates in the ACB analysis,

Information regarding our 2020 impairment analyses can be found under the caption “Note 8 “Intangible Assets and Goodwill” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10K/A as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020..

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

During the first quarter of 2020, as a result of the COVID-19 pandemic and all venues offering land-based gaming, including our products, were closed for an indeterminate period of time in the jurisdictions in which we operate through governmental mandate, the Company concluded these triggering events could indicate possible impairment of its long-lived tangible and intangible assets in the Server Based Gaming and Acquired Businesses reporting units. The Company performed a quantitative and qualitative impairment analysis and determined that all its asset groups within Server Based Gaming and Acquired businesses had a triggering event. As a result, the Company performed a recoverability test and determined all asset groups were recoverable under the undiscounted cash flow recoverability test other than Playnation, for which the intangible assets were fully impaired but tangible long-lived assets had no impairments. While evaluating the significance of and sensitizing various assumptions, Management determined that there were no individual assumptions that, within a reasonable range, would have altered the asset group impairment results. As such, step 2 was performed and resulted in a $1.3 million and $0.5 million impairment for customer relationships and trademarks intangible assets, respectively, on a pre-tax basis and the Company recorded the total impacts of the impairments on its consolidated statement of earnings (loss) for the year ended December 31, 2020. Management determined that there were no new indicators of impairment for the years ended December 31, 2022 and 2021 and the Company concluded that there was no impairment of the Company’s intangible assets as of December 31, 2022 and 2021.

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

The Company must apply judgement in determining the amount of software development costs that should be capitalized. Specifically, we must evaluate, on a project-by-project basis, whether the resultant product or platform will be completed and generate ongoing economic benefits, principally through revenue from our customers, which is subject to uncertainties.

Once the software is substantially complete or available for general release, capitalized internal-use and external-use software costs are amortized on a straight-line basis over the estimated economic useful life of the software, which ranges from two to five years. There is judgement involved in estimating the useful life of developed software and the two-to-five-year period was determined based on factors such as the continuous development in the technology, obsolescence, and anticipated life of the service offering before significant upgrades. Management evaluates the useful lives of these assets on a recurring basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Information regarding our 2020 impairment analyses can be found under the caption “Note 8 “Intangible Assets and Goodwill” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10K/A as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020.

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

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results unfavorably by approximately $0.6 million and would result in unfavorable translation adjustments of approximately $10.9 million, recorded in other comprehensive loss.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A:

Exhibit Number	Description

3.1***	Second Amended and Restated By Laws of Inspired Entertainment, Inc.
10.1#***	Inspired Entertainment, Inc. 2023 Omnibus Incentive Plan.
10.2#***	Inspired Entertainment, Inc. Non-Employee Director Compensation Policy (updated as of May 9, 2023).
10.3#***	Performance-Based Grant Agreement, dated May 9, 2023, between the Company and Brooks H. Pierce.
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

***	Previously filed with the original Form 10-Q.

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

