Form 10-Q
period 2023-09-30
Inspired Entertainment, Inc.
filed 2024-02-27
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

ii

EXPLANATORY NOTE

Restatement and Revision

As previously reported by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2023, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, in consultation with the Company’s management, determined that (i) the Company’s previously issued audited consolidated financial statements as of December 31, 2021 and 2022 and for the years ended December 31, 2020, 2021 and 2022 included in the Company’s Annual Report on Form 10-K, (ii) associated reports of the Company’s independent registered public accounting firm, Marcum LLP (“Marcum”), and (iii) the Company’s previously issued unaudited condensed consolidated financial statements during those years and for the first and second quarters of 2023 included in the Company’s Quarterly Reports on Form 10-Q (the “Subject Periods”) contained the accounting errors relating to the compliance with U.S. GAAP in connection with the Company’s accounting policies for capitalizing software development costs. The errors related primarily to the application of the relevant accounting standards to projects, including the timing of capitalization with respect to software development projects and the nature of costs eligible for capitalization.

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

Additionally, the previous reports of Marcum LLP on the Company’s consolidated financial statements as of December 31, 2021 and 2022 and for the years ended December 31, 2020, 2021 and 2022 likewise should no longer be relied upon.

As of the date of this report, the Company has filed with the SEC an amendment to its Annual Report on Form 10-K for the year ended December 31, 2022 and to the Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023 that include financial statements that amend and restate the previously issued unaudited consolidated financial statements originally filed with such filings and reports. The foregoing Quarterly Reports amend and restate the financial statements as of and for the comparable 2022 periods.

This quarterly report on Form 10-Q for the three and nine months ended September 30, 2023 includes financial statements that amend and restate the Company’s unaudited financial statements as of and for the three and nine-month periods ended September 30, 2022. Please see Note 2 to the unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the restatement and the impact on the specific accounts in such unaudited financial statements.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30, 2023	December 31, 2022, as restated
	(Unaudited)
Assets
Cash	$26.4	$25.0
Accounts receivable, net	29.2	40.4
Inventory	39.9	30.3
Prepaid expenses and other current assets	37.8	31.2
Total current assets	133.3	126.9

Property and equipment, net	52.6	45.1
Software development costs, net	21.6	18.3
Other acquired intangible assets subject to amortization, net	13.6	14.6
Goodwill	56.3	55.5
Operating lease right of use asset	14.3	16.0
Costs of obtaining and fulfilling customer contracts, net	8.5	7.0
Other assets	4.5	3.8
Total assets	$304.7	$287.2

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$58.0	$52.7
Corporate tax and other current taxes payable	3.6	10.1
Deferred revenue, current	8.7	4.6
Operating lease liabilities	4.1	3.9
Other current liabilities	3.4	3.6
Total current liabilities	77.8	74.9

Long-term debt	282.7	277.6
Finance lease liabilities, net of current portion	1.8	1.2
Deferred revenue, net of current portion	1.6	2.8
Operating lease liabilities	10.3	12.3
Other long-term liabilities	3.0	4.0
Total liabilities	377.2	372.8

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 26,214,739 shares and 25,909,516 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	386.3	378.2
Accumulated other comprehensive income	49.8	50.8
Accumulated deficit	(508.6)	(514.6)
Total stockholders’ deficit	(72.5)	(85.6)
Total liabilities and stockholders’ deficit	$304.7	$287.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022, as restated	2023	2022, as restated
Revenue:
Service	$70.7	$68.6	$195.7	$188.7
Product sales	26.8	5.6	46.1	16.3
Total revenue	97.5	74.2	241.8	205.0

Cost of sales:
Cost of service (1)	(21.4)	(20.3)	(56.9)	(54.9)
Cost of product sales (1)	(26.7)	(4.1)	(41.8)	(11.2)
Selling, general and administrative expenses	(26.9)	(25.2)	(82.7)	(74.1)
Acquisition and integration related transaction expenses	—	(0.1)	—	(0.3)
Depreciation and amortization	(10.3)	(9.2)	(29.8)	(30.1)
Net operating income	12.2	15.3	30.6	34.4

Other expense
Interest expense, net	(6.9)	(6.3)	(20.5)	(18.7)
Gain on disposal of business	—	—	—	0.9
Other finance income	0.1	0.3	0.3	0.9

Total other expense, net	(6.8)	(6.0)	(20.2)	(16.9)

Net income before income taxes	5.4	9.3	10.4	17.5
Income tax expense	(2.0)	(0.1)	(2.8)	(0.4)
Net income	3.4	9.2	7.6	17.1

Other comprehensive (loss)/income:
Foreign currency translation gain (loss)	3.6	8.0	(2.0)	20.5
Reclassification of loss on hedging instrument to comprehensive income	—	0.1	0.3	0.5
Actuarial (losses) gains on pension plan	0.2	0.1	0.7	(0.6)
Other comprehensive income (loss)	3.8	8.2	(1.0)	20.4

Comprehensive income	$7.2	$17.4	$6.6	$37.5

Net income per common share – basic	$0.12	$0.33	$0.27	$0.61
Net income per common share – diluted	$0.12	$0.32	$0.26	$0.58

Weighted average number of shares outstanding during the period – basic	28,104,365	27,856,920	28,088,901	28,237,874
Weighted average number of shares outstanding during the period – diluted	29,105,267	28,921,246	29,149,285	29,374,460

Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(3.3)	$(2.5)	$(9.3)	$(7.9)

(1)	Excluding depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2023 TO SEPTEMBER 30, 2023

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2023, as restated	25,909,516	$—	$378.2	$50.8	$(514.6)	$(85.6)
Foreign currency translation adjustments	—	—	—	(2.9)	—	(2.9)
Actuarial gains on pension plan	—	—	—	0.2	—	0.2
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.2	—	0.2
Issuances under stock plans	353,554	—	—	—	—	—
Stock-based compensation expense	—	—	3.0	—	—	3.0
Net loss	—	—	—	—	(1.4)	(1.4)
Balance as of March 31, 2023, as restated	26,263,070	$—	$381.2	$48.3	$(516.0)	$(86.5)
Foreign currency translation adjustments	—	—	—	(2.7)	—	(2.7)
Actuarial loss on pension plan	—	—	—	0.3	—	0.3
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.1	—	0.1
Repurchase of common stock	(3.931)	—	—	—	(0.1)	(0.1)
Issuances under stock plans	4,282	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	—	3.1	—	—	3.1
Net income	—	—	—	—	5.6	5.6
Balance as of June 30, 2023, as restated	26,263,421	$—	$384.1	$46.0	$(510.5)	$(80.4)
Foreign currency translation adjustments	—	—	—	3.6	—	3.6
Actuarial loss on pension plan	—	—	—	0.2	—	0.2
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	—	—	—
Repurchase of common stock	(121,847)	—	—	—	(1.5)	(1.5)
Issuances under stock plans	73,165	—	(1.1)	—	—	(1.1)
Stock-based compensation expense	—	—	3.3	—	—	3.3
Net income	—	—	—	—	3.4	3.4
Balance as of September 30, 2023	26,214,739	$—	$386.3	$49.8	$(508.6)	$(72.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2022 TO SEPTEMBER 30, 2022

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2022, as restated	26,433,562	$—	$372.3	$43.8	$(524.8)	$(108.7)
Foreign currency translation adjustments	—	—	—	3.5	—	3.5
Actuarial gains on pension plan	—	—	—	0.1	—	0.1
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.2	—	0.2
Issuances under stock plans	447,060	—	—	—	—	—
Stock-based compensation expense	—	—	2.7	—	—	2.7
Net income	—	—	—	—	1.5	1.5
Balance as of March 31, 2022, as restated	26,880,622	$—	$375.0	$47.6	$(523.3)	$(100.7)
Foreign currency translation adjustments	—	—	—	9.0	—	9.0
Actuarial loss on pension plan	—	—	—	(0.8)	—	(0.8)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.2	—	0.2
Repurchase of common stock	(477,643)	—	—	—	(5.1)	(5.1)
Issuances under stock plans	45,594	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	—	2.6	—	—	2.6
Net income	—	—	—	—	6.4	6.4
Balance as of June 30, 2022, as restated	26,448,573	$—	$377.4	$56.0	$(522.0)	$(88.6)
Foreign currency translation adjustments	—	—	—	8.0	—	8.0
Actuarial gains on pension plan	—	—	—	0.1	—	0.1
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.1	—	0.1
Repurchase of common stock	(539,952)	—	—	—	(4.9)	(4.9)
Issuances under stock plans	4,160	—	—	—	—	—
Stock-based compensation expense	—	—	2.5	—	—	2.5
Net income	—	—	—	—	9.2	9.2
Balance as of September 30, 2022, as restated	25,912,781	$—	$379.9	$64.2	$(517.7)	$(73.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022, as restated
Cash flows from operating activities:
Net income	$7.6	$17.1
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	29.8	30.1
Amortization of right of use asset	2.8	2.7
Profit on disposal of trade and assets	—	(0.9)
Stock-based compensation expense	9.3	7.9
Contract cost expense	(7.7)	(4.7)
Reclassification of loss on hedging instrument to comprehensive income	0.5	0.5
Non-cash interest expense relating to senior debt	1.0	1.1
Changes in assets and liabilities:
Accounts receivable	11.7	(1.3)
Inventory	(9.4)	(12.1)
Prepaid expenses and other assets	(5.0)	(3.1)
Corporate tax and other current taxes payable	(9.6)	(6.6)
Accounts payable and accrued expenses	4.6	8.8
Deferred revenues and customer prepayment	2.9	(2.9)
Operating lease liabilities	(2.8)	(2.7)
Other long-term liabilities	(0.4)	(2.1)
Net cash provided by operating activities	35.3	31.8

Cash flows from investing activities:
Purchases of property and equipment	(20.1)	(16.8)
Acquisition of subsidiary company assets	—	(0.6)
Acquisition of third-party company trade and assets	(0.6)	—
Disposal of trade and assets	—	1.3
Purchases of capital software	(11.0)	(9.4)
Net cash used in investing activities	(31.7)	(25.5)

Cash flows from financing activities:
Repurchase of common stock	(1.6)	(10.0)
Repayments of finance leases	(1.0)	(0.5)
Net cash used in financing activities	(2.6)	(10.5)

Effect of exchange rate changes on cash	0.4	(6.2)
Net increase (decrease in) cash	1.4	(10.4)
Cash, beginning of period	25.0	47.8
Cash, end of period	$26.4	$37.4

Supplemental cash flow disclosures
Cash paid during the period for interest	$12.1	$11.9
Cash paid (received) during the period for income taxes	$4.8	$(0.2)
Cash paid during the period for operating leases	$4.9	$6.0

Supplemental disclosure of non-cash investing and financing activities
Lease liabilities arising from obtaining right of use assets	$(0.4)	$—
Property and equipment transferred to inventory	$—	$0.8
Property and equipment acquired through finance lease	$1.2	$—
Additional paid in capital from net settlement of RSUs	$(1.3)	$(0.2)

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

Management Liquidity Plans

As of September 30, 2023, the Company’s cash on hand was $26.4 million, and the Company had working capital in addition to cash of $29.1 million. The Company recorded net income of $7.6 million and $17.1 million for the nine months ended September 30, 2023 and 2022, respectively. Net income includes non-cash stock-based compensation of $9.3 million and $7.9 million for the nine months ended September 30, 2023 and 2022, respectively. Working capital of $55.5 million includes $8.7 million of deferred income.

Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $35.3 million and $31.8 million for the nine months ended September 30, 2023 and 2022, respectively.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through November 2024.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2022 and 2021. The financial information as of December 31, 2022 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K/A filed with the SEC on February 27, 2024. The interim results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

2. Restatement of Previously Issued Financial Statements

Restatement Background

On November 2, 2023, the Company in concurrence with the Company’s audit committee, concluded that our 2023 and 2022 consolidated financial statements and our unaudited consolidated financial statements as of and for each of the first two quarterly periods in 2023 and all quarterly periods in 2022, included in our Quarterly Reports on Form 10-Q for the respective periods, (collectively the “Prior Period Financial Statements”) should no longer be relied upon due to misstatements that are described below, and that we would restate such financial statements to make the necessary accounting corrections. Details of the restated consolidated financial statements for the three and nine months ended September 30, 2022 are provided below (“Restatement Items”). Details of the restated consolidated financial statements as of December 31, 2022 are provided in the amendment to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC as of the date of this report.

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

The Company issued a revision for capitalized software and related amortization expense in the quarterly report on Form 10-Q filed on August 11, 2023 for the period ended June 30, 2023 (the “Revision”). This revision related to certain completed software development projects that were, but should not have been, delayed in the shift from work in progress to completed projects. Consequently, the commencement of amortization for certain projects was delayed and the reported amortization was lower than the actual amortization. The Revision covers the period ended September 30, 2023 and the year ended December 31, 2022 and is distinct from the capitalized software restatements below. The tables below have been updated to separate the impact of the Restatement Items from the Revision.

Restatement Items

Capitalized software and Costs to fulfill a contract – The Company historically assessed and applied incorrectly the accounting frameworks for developing external use software under ASC 985-20, Costs of Software to Be Sold, Leased or Marketed, and internal-use software under ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software and ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers. In addition, the Company determined routine software updates and certain minor software enhancements were inappropriately capitalized and capitalized labor rates inappropriately included, certain indirect costs including overhead and non-development activities. Consequently, certain amortization was inappropriate. The corrections resulted in an increase to Selling, general and administrative expenses of $0.9 million and $2.7 million as well as a decrease in Depreciation and amortization of $0.7 million, and $1.7 million for the three and nine months ended September 30, 2022, respectively. Refer to reference “a” below.

Revenue and Costs to obtain a contract – The Company identified several corrections related to ASC 606, Revenue from Contracts with Customers. The Company identified certain performance obligations were delivered and therefore should have been recognized at a specific point in time (rather than over time). Additionally, we identified that (i) for certain Interactive Aggregator contracts, revenue should have been reported on a net, rather than gross, basis and (ii) certain parts the Company acquired and sold to its contract manufacturer should have not been reported as revenue. These two items have no impact to profit. The Company also identified an immaterial contract that should have been recognized as a sales type lease rather than an operating lease. Items reported on a gross, rather than net basis are corrected with no impact to profit. Lastly, the Company had historically expensed certain commissions in the period incurred instead of capitalizing and amortizing them under the accounting framework for costs to obtain contracts with customers pursuant to ASC 606, Revenue from Contracts with Customers, and ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers. The corrections also resulted in a decrease in Revenue - service of $0.6 million and $2.3 million for the three and nine months ended September 30, 2022, respectively and a $0.1 million decrease and $0.5 million increase in Revenue – product sales for the three and nine months ended September 30, 2022, respectively, a decrease in Cost of sales – service of $1.7 million and $5.0 million for the three and nine months ended September 30, 2022, respectively, and as a $0.5 million increase in Cost of sales – product sales for the nine months ended September 30, 2022. The corrections also resulted in an increase in Depreciation and amortization increased by $1.2 million and $3.2 million for the three and nine months ended September 30, 2022, respectively as well as a $0.1 increase in Interest expense, net for the three months ended September 30, 2022. Refer to reference “b” below. Note 7, “Contract Liabilities and Other Disclosures” and Note 19, “Segment Reporting and Geographic Information” have also been corrected.

Inventory – The Company identified an error in the amount capitalized for field inventory, repair and consumable items. Refer to reference “c” below. Note 5, “Inventory” has also been corrected.

Goodwill and intangibles – Through review of the appropriate reporting units and asset groups to assess impairments at under ASC 350, Intangibles – Goodwill and Other and ASC 360, Property, Plant and Equipment, the Company identified a triggering event in the first quarter of 2020, related to the beginning of the COVID-19 pandemic, for which impairment assessment was required for (i) Server Based Gaming (“SBG”) and Acquired Business reporting units and (ii) all landbased asset groups. Based on the assessment, we determined that an impairment of goodwill and long-lived assets occurred in the first quarter of 2020. Additionally, we determined that a significant number of synergies existed from the acquisition in the fourth quarter of 2019 and therefore a portion of the acquisition goodwill should have been reallocated to other reporting units upon acquisition. The corrections resulted in a decrease of Depreciation and amortization of $0.1 million for both the three and nine months ended September 30, 2022. Refer to reference “d” below.

Leasing – The Company had not historically included in-substance fixed payments related to certain leases according to the accounting framework in ASC 842, Leases. Refer to reference “f” below. Note 16, “Leases” has also been corrected.

Basic and diluted net income (loss) per share – An error to shares outstanding primarily relates to the Company not including deferred settlement equity awards that had vested in the number of outstanding shares used in the calculation of basic and diluted weighted average number of shares outstanding pursuant to ASC 260, Earnings Per Share. Refer to reference “h” below. Note 12, “Net earnings (loss) per share” has also been corrected.

Pension – The Company had corrections to pension that primarily related to no longer updating the plan liability/ asset quarterly to comply with US GAAP. In addition, the Company corrected the benefit obligation and fair value of plan assets for the buy-in contract.  The Company corrected the measurement of the plan assets and the estimated fair value of the buy in contract. Note 18, “Pension Plan” has also been corrected. Refer to reference “g” below.

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

Income tax – The Company updated the income tax effects for the Restatement Items. Note 14, “Income Taxes” has also been updated.

Summary impact of Restatement Items to Prior Period Financial Statements

The following tables present the effect of the Restatement Items on the Company’s consolidated statement of operations for the periods indicated (in millions, except share and per share amounts):

	For Nine Months Ended September 30, 2022 (unaudited)
	As Previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Revenue:
Service	$191.0	$(2.3)	$188.7	b
Product Sales	15.8	0.5	16.3	b
Total Revenue	206.8	(1.8)	205.0

Cost of sales, excluding depreciation and amortization
Cost of Service	(37.7)	(17.2)	(54.9)	b, f
Cost of product sales	(10.4)	(0.8)	(11.2)	b, c
Selling, general and administrative expenses	(93.2)	19.1	(74.1)	a, f
Acquisition and integration related transaction expenses	(0.3)	-	(0.3)
Depreciation and amortization	(28.7)	(1.4)	(30.1)	a, b, d
Net operating income (loss)	36.5	(2.1)	34.4

Other (expense) income
Interest expense, net	(18.7)	-	(18.7)	b
Gain on disposal of business	0.9	-	0.9
Other finance income	0.9	-	0.9

Total other expense, net	(16.9)	-	(16.9)

Net income before income taxes	19.6	(2.1)	17.5
Income tax (expense) benefit	(0.4)	-	(0.4)
Net income	19.2	(2.1)	17.1

Other comprehensive income:
Foreign currency translation (loss) gain	13.0	7.5	20.5
Reclassification of loss on hedging instrument to comprehensive income	0.5	-	0.5
Actuarial (losses) gains on pension plan	(2.9)	2.3	(0.6)	g
Other comprehensive (loss) income	10.6	9.8	20.4

Comprehensive income	$29.8	$7.7	$37.5

Net income per common share - basic	$0.72	$(0.11)	$0.61
Net income per common share - diluted	$0.66	$(0.08)	$0.58

Weighted average number of shares outstanding during the year - basic	26,639,084	1,598,790	28,237,874	h
Weighted average number of shares outstanding during the year - diluted	29,308,455	66,005	29,374,460

Supplemental disclosure of stock-based compensation expense
Stock-based compensation expense included in:
Selling, general and administrative expenses	$(7.9)	-	$(7.9)

	For Three Months Ended September 30, 2022 (unaudited)
	As Previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Revenue:
Service	$69.2	$(0.6)	$68.6	b
Product Sales	5.7	(0.1)	5.6	b
Total Revenue	74.9	(0.7)	74.2

Cost of sales, excluding depreciation and amortization
Cost of Service	(14.2)	(6.1)	(20.3)	b, f
Cost of Product sales	(3.9)	(0.2)	(4.1)	b
Selling, general and administrative expenses	(31.7)	6.5	(25.2)	a, f
Acquisition and integration related transaction expenses	(0.1)	-	(0.1)
Depreciation and amortization	(8.8)	(0.4)	(9.2)	a, b, d
Net operating income (loss)	16.2	(0.9)	15.3

Other (expense) income
Interest expense, net	(6.2)	(0.1)	(6.3)	b
Gain on disposal of business	-	-	-
Other finance income (expense)	0.3	-	0.3

Total other expense, net	(5.9)	(0.1)	(6.0)

Net income before income taxes	10.3	(1.0)	9.3
Income tax (expense) benefit	(0.1)	-	(0.1)
Net income	10.2	(1.0)	9.2

Other comprehensive income:
Foreign currency translation (loss) gain	4.8	3.2	8.0
Reclassification of loss on hedging instrument to comprehensive income	0.1	-	0.1
Actuarial (losses) gains on pension plan	(6.2)	6.3	0.1	g
Other comprehensive (loss) income	(1.3)	9.5	8.2

Comprehensive income	$8.9	$8.5	$17.4

Net income per common share - basic	$0.39	$(0.06)	$0.33
Net income per common share - diluted	$0.35	$(0.03)	$0.32

Weighted average number of shares outstanding during the year - basic	26,247,046	1,609,874	27,856,920	h
Weighted average number of shares outstanding during the year - diluted	28,845,331	75,915	28,921,246

Supplemental disclosure of stock-based compensation expense
Stock-based compensation expense included in:
Selling, general and administrative expenses	$(2.5)	-	$(2.5)

The following tables present the effect of the Restatement Items on the Company’s consolidated statements of stockholders’ equity (deficit) for the periods indicated (in millions, except per share amounts):

				Accumulated
			Additional	other		Total
	Common Stock		paid in	comprehensive	Accumulated	stockholders’	Restatement
	Shares	Amount	capital	income	deficit	deficit	References
Balance as of March 31, 2022 (As Previously Reported)	26,880,622	-	375.0	47.1	(492.6)	(70.5)
Restatement Items	-	-	-	0.5	(30.7)	(30.2)
Balance as of March 31, 2022 (As Restated) (Unaudited)	26,880,622	$-	$375.0	47.6	(523.3)	(100.7)

Balance as of June 30, 2022 (As Previously Reported)	26,448,573	-	377.4	55.7	(490.2)	(57.1)
Previous Revision	-	-	-	-	(0.6)	(0.6)
Restatement Items	-	-	-	0.3	(31.2)	(30.9)
Balance as of June 30, 2022 (As Restated) (Unaudited)	26,448,573	$-	$377.4	$56.0	$(522.0)	$(88.6)

Balance as of September, 2022 (As Previously Reported)	25,912,781	-	379.9	54.4	(484.9)	(50.6)
Restatement Items	-	-	-	9.8	(32.8)	(23.0)
Balance as of September, 2022 (As Restated) (Unaudited)	25,912,781	$-	$379.9	64.2	(517.7)	(73.6)

The following tables present the effect of the Restatement Items on the Company’s consolidated statements of cashflows for the periods indicated (in millions):

	Nine Months Ended September 30, 2022 (unaudited)
	As Previously	Restatement		Restatement
	Reported	Adjustments	As Restated	References
Cash flows from operating activities:
Net income (loss)	$19.2	$(2.1)	$17.1	a, b, c, d, f
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28.7	1.4	30.1	a, b, d
Amortization of right of use asset	1.9	0.8	2.7	e
Profit on sale of trade and assets	-	(1.0)	(1.0)	f
Stock-based compensation expense	7.9	-	7.9
Contract cost additions	-	(4.7)	(4.7)	a, b
Reclassification of loss on hedging instrument to comprehensive income	0.5	-	0.5
Non-cash interest expense relating to senior debt	1.1	-	1.1
Changes in assets and liabilities:
Accounts receivable	(1.2)	(0.1)	(1.3)	g
Inventory	(12.2)	0.1	(12.1)	c, g
Prepaid expenses and other assets	(1.6)	(1.5)	(3.1)	g
Corporate tax and other current taxes payable	(6.3)	(0.2)	(6.5)
Accounts payable and accrued expenses	9.4	(0.6)	8.8	g
Deferred revenues and customer prepayment	(3.6)	0.7	(2.9)	a, b, g
Operating lease liabilities	(1.9)	(0.8)	(2.7)	e
Other long-term liabilities	(2.0)	(0.1)	(2.1)	f
Net cash provided by operating activities	39.9	(8.1)	31.8

Cash flows from investing activities:
Purchases of property and equipment	(16.6)	(0.2)	(16.8)	g
Acquisition of subsidiary company assets	(0.6)	-	(0.6)
Disposal of trade and assets	-	1.3	1.3	f
Purchases of capital software	(14.2)	4.8	(9.4)	a, g
Net cash used in investing activities	(31.4)	5.9	(25.5)

Cash flows from financing activities:
Repurchase of common stock	(10.0)	-	(10.0)
Repayments of finance leases	(0.4)	(0.1)	(0.5)
Net cash (used in) provided by financing activities	(10.4)	(0.1)	(10.5)

Effect of exchange rate changes on cash	(8.5)	2.3	(6.2)	g
Net increase in cash	(10.4)	-	(10.4)
Cash, beginning of period	47.8	-	47.8
Cash, end of period	$37.4	$-	$37.4

Supplemental cash flow disclosures
Cash paid during the period for interest	$11.9	$-	$11.9
Cash paid during the period for income taxes	$(0.2)	$-	$(0.2)
Cash paid during the period for operating leases	$3.0	$3.0	$6.0	e

Supplemental disclosure of noncash investing and financing activities
Property and equipment transferred to inventory	$0.8	$-	$0.8
Additional paid in capital from net settlement of RSUs	$(0.2)	$-	$(0.2)

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

4. Allowance for Credit Losses

Changes in the allowance for doubtful accounts are as follows:

	September 30, 2023	December 31, 2022, as restated
	(in millions)
Beginning balance	$(1.4)	$(1.8)
Additional provision for doubtful accounts	(0.3)	(0.2)
Recoveries	0.2	—
Write offs	0.4	0.4
Foreign currency translation adjustments	(0.1)	0.2
Ending balance	$(1.2)	$(1.4)

5. Inventory

Inventory consists of the following:

	September 30, 2023	December 31, 2022, as restated
	(in millions)
Component parts	$22.8	$20.7
Work in progress	1.4	3.6
Finished goods	15.7	6.0
Total inventories	$39.9	$30.3

Component parts include parts for gaming terminals. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
	(in millions)
Accounts payable	$34.4	$23.7
Interest payable	7.5	—
Payroll and related costs	5.9	10.3
Cost of sales including inventory	4.8	9.2
Other	5.4	9.5
	$58.0	$52.7

7. Contract Liabilities and Other Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At September 30, 2023	$32.9	$19.3	$(10.3)	$(2.7)
At December 31, 2022, as restated	$44.6	$18.0	$(7.4)	$(2.4)

Revenue recognized that was included in the deferred income balance at the beginning of the periods amounted to $3.9 million and $5.8 million, as restated, for the nine months ended September 30, 2023 and 2022, respectively.

For the periods ended September 30, 2023 and 2022 respectively, there was no significant amounts of revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied in the respective prior periods.

Transaction Price Allocated to Remaining Performance Obligations

At September 30, 2023, the transaction price allocated to unsatisfied performance obligations for contracts expected to be greater than one year, or performance obligations for which we do not have a right to consideration from the customer in the amount that corresponds to the value to the customer for our performance completed to date, variable consideration which is not accounted for in accordance with the sales-based or usage-based royalties guidance, or contracts which are not wholly unperformed, is approximately $81.3 million. Of this amount, we expect to recognize as revenue approximately 9% through December 31, 2023, approximately 58% through December 31, 2025, approximately 28% through December 31, 2027, and the remaining balance through December 31, 2029.

8. Long term Debt

Senior Secured Notes

As of September 30, 2023, the aggregate principal amount of the Company’s Senior Secured Notes issued under an indenture (the “Indenture”) outstanding was $282.7 million.

The Indenture contains covenants and certain reporting requirements including the requirement to provide the Lender, within 60 days after the close of the quarter, unaudited quarterly financial statements with footnote disclosures. The Company was unable to comply with this requirement due to the requirement to restate previously reported financial statements as reported in a Current Report on Form 8-K filed with the SEC on November 8, 2023. The debt agreement allows the Company a 30-day grace period to provide such financial information once they receive any notice of non-compliance.  No such notice has been received. Concurrent with the filing of this 10Q with the SEC, the reporting requirement has been met.

9. Stock-Based Compensation

A summary of the Company’s Restricted Stock Unit (“RSU”) activity during the nine months ended September 30, 2023 is as follows:

Number of Shares

Unvested Outstanding at January 1, 2023	1,647,544
Granted (1)	888,225
Forfeited	(27,044)
Vested	(275,424)
Unvested Outstanding at September 30, 2023	2,233,301

(1)	The amount shown as granted in the table includes 219,213 performance-based target RSUs as to which the number that ultimately vests would range from 0% to 200% of the target amount of RSUs (a maximum of 438,426 RSUs based on attainment of Adjusted EBITDA targets for 2023 and criteria previously set by the Compensation Committee). The amount includes additional performance-based RSUs, awarded as sign-on grants to our Executive Chairman and our CEO in May 2023 (comprising tranches covering an aggregate of 250,000 Adjusted EBITDA RSUs (with targets for 2025, 2026 and 2027) and 125,000 stock-price based RSUs) which can be earned at up to 100% of the target amount of RSUs.

The Company issued a total of 431,001 shares during the nine months ended September 30, 2023 which included an aggregate of 332,227 shares issued in connection with the net settlement of RSUs that vested during the prior year (on December 30, 2022).

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

During the nine months ended September 30, 2023, the Company repurchased 125,778 shares under the Share Repurchase Program for gross proceeds of approximately $1.6 million, which were canceled and retired during the nine months ended September 30, 2023. As of September 30, 2023, approximately $13.0 million remained available for future repurchases under the Share Repurchase Program.

Please refer to Part II, Item 2 of this report for further details regarding shares repurchased during the three months ended September 30, 2023.

11. Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2023, as restated	$(84.2)	$0.3	$33.1	$(50.8)
Change during the period	2.9	(0.2)	(0.2)	2.5
Balance at March 31, 2023, as restated	(81.3)	0.1	32.9	(48.3)
Change during the period	2.7	(0.1)	(0.3)	2.3
Balance at June 30, 2023, as restated	(78.6)	—	32.6	(46.0)
Change during the period	(3.6)	—	(0.2)	(3.8)
Balance at September 30, 2023	$(82.2)	$—	$32.4	$(49.8)

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2022, as restated	$(71.5)	$1.0	$26.7	$(43.8)
Change during the period	(3.5)	(0.2)	(0.1)	(3.8)
Balance at March 31, 2022, as restated	(75.0)	0.8	26.6	(47.6)
Change during the period	(9.0)	(0.2)	0.8	(8.4)
Balance at June 30, 2022, as restated	(84.0)	0.6	27.4	(56.0)
Change during the period	(8.0)	(0.1)	(0.1)	(8.2)
Balance at September 30, 2022, as restated	$(92.0)	$0.5	$27.3	$(64.2)

In connection with the issuance of Senior Secured Notes and the entry into an RCF Agreement, on May 19, 2021, the Company terminated all of its interest rate swaps. Accordingly, hedge accounting is no longer applicable. The amounts previously recorded in Accumulated Other Comprehensive Income are amortized into Interest expense over the terms of the hedged forecasted interest payments. Losses reclassified from Accumulated Other Comprehensive Income into Interest expense in the Consolidated Statements of Operations and Income for the nine months ended September 30, 2023 and September 30, 2022 amounted to $0.3 million and $0.5 million, respectively.

12. Net Income (Loss) per Share

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because they were either contingently issuable shares or because their inclusion would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2023	2022
RSUs	$805,619	$688,854

The following tables reconcile the numerators and denominators of the basic and diluted EPS computations:

Three months ended September 30, 2023	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$3.4	28,104,365	$0.12
Effect of Dilutive Securities
RSUs	—	1,000,902	$—
Diluted EPS
Income available to common stockholders	$3.4	$29,105,267	$0.12

Nine months ended September 30, 2023	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$7.6	28,088,901	$0.27
Effect of Dilutive Securities
RSUs	—	1,060,384	$(0.01)
Diluted EPS
Income available to common stockholders	$7.6	$29,149,285	$0.26

Three months ended September 30, 2022, as restated	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$9.2	27,856,920	$0.33
Effect of Dilutive Securities
RSUs	—	1,064,326	$(0.01)
Diluted EPS
Income available to common stockholders	$9.2	$28,921,246	$0.32

Nine months ended September 30, 2022, as restated	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$17.1	28,237,874	$0.61
Effect of Dilutive Securities
RSUs	—	1,136,586	$(0.03)
Diluted EPS
Income available to common stockholders	$17.1	$29,374,460	$0.58

The calculation of Basic EPS includes the effects of 1,790,728 and 1,607,638 shares for the three and nine months ended September 30 2023 and 2022, respectively, with respect to RSU awards that have vested but have not yet been issued.

13. Other Finance Income (Expense)

Other finance income (expense) consisted of the following for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Pension interest cost	$(0.8)	$(0.5)	$(2.5)	$(1.6)
Expected return on pension plan assets	0.9	0.8	2.8	2.5
	$0.1	$0.3	$0.3	$0.9

14. Income Taxes

The effective income tax rate for the three months ended September 30, 2023 and 2022 was 37.6% and 1.5%, as restated, respectively, resulting in a $2.0 million and $0.1 million income tax expense, respectively. The effective income tax rate for the nine months ended September 30, 2023 and 2022 was 27.6% and 2.7%, as restated, respectively, resulting in a $2.8 million and $0.4 million income tax expense, respectively. The Company’s effective income tax rate has fluctuated primarily as a result of the income mix between jurisdictions and increase in impact of the Global Intangible Low-Taxed Income (GILTI) due to foreign profits.

The income tax expense for the three and nine months ended September 30, 2023 and 2022 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to changes in tax attributes in jurisdictions where realization of benefits is not expected to occur.

The Company recorded a valuation allowance against all of our deferred tax assets as of both September 30, 2023 and 2022. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

15. Related Parties

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”) (an arranger and lending party under our RCF Agreement) is an affiliate of MIHI LLC, which owned approximately 11.5% of our common stock as of September 30, 2023. Macquarie UK did not hold any of the Company’s aggregate senior debt at September 30, 2023 or December 31, 2022 and the Company’s RCF was undrawn as of each of those periods. Macquarie UK’s portion of the RCF loan commitment is $2.8 million which represents 11% of the aggregate RCF commitment. Interest expense incurred and payable to Macquarie UK relating to RCF non-utilization fees for the three months ended September 30, 2023 and 2022 amounted to $0.0 million and $0.0 million, respectively, and for the nine months ended September 30, 2023 and 2022 amounted to $0.0 million and $0.0 million, respectively. MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

On December 31, 2021, the Company entered into a consultancy agreement with Richard Weil, the brother of A. Lorne Weil, our Executive Chairman, under which he received a success fee in the amount of $130,000 for services he provided in connection with our acquisition of Sportech Lotteries, LLC. The success fee was paid during the nine months ended September 30, 2022. Under the agreement, as extended in November 2022 and again in July 2023, he will provide consulting services to the Company relating to the lottery in the Dominican Republic through to December 31, 2023, for which he was compensated at a rate of $10,000 per month in consulting fees through to June 30, 2023, and will be compensated at a rate of $12,500 per month for the remainder of the term of the agreement. The aggregate amount incurred by the Company in consulting fees for the three months ended September 30, 2023 and 2022 was $37,500 and $30,000, respectively and for the nine months ended September 30, 2023 and 2022 was $97,500 and $90,000, respectively.

16. Leases

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

17. Commitments and Contingencies

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

18. Pension Plan

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

The latest actuarial valuation of the scheme (as at March 31, 2021), which was finalized in June 2022, determined that the statutory funding objective was not met, i.e., there were insufficient assets to cover the scheme’s technical provisions and there was a funding shortfall.

In June 2022, a recovery plan was put in place to eliminate the funding shortfall. The plan expects the shortfall to be eliminated by October 31, 2026. Deficit reduction contributions of $1.1 million and expense contributions of $0.3 million will be payable during the year ending December 31, 2023.

The total amount of employer contributions paid during the nine months ended September 30, 2023 amounted to $1.1 million.

The following table presents the components of our net periodic pension cost (benefit):

	Nine Months Ended September 30,
	2023	2022, as restated
	(in millions)
Components of net periodic pension cost (benefit):
Interest cost	$2.5	$1.6
Expected return on plan assets	(2.8)	(2.5)
Amortization of net loss	0.7	0.3
Net periodic cost (benefit)	$0.4	$(0.6)

The following table sets forth the estimate of the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	September 30, 2023	December 31, 2022, as restated
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$71.2	$122.7
Interest cost	2.5	2.2
Actuarial gain	—	(39.0)
Benefits paid	(2.2)	(3.5)
Foreign currency translation adjustments	1.2	(11.2)
Benefit obligation at end of period	$72.7	$71.2
Change in plan assets:
Fair value of plan assets at beginning of period	$69.1	$125.7
Actual loss on plan assets	2.8	(42.4)
Employer contributions	1.1	1.4
Benefits paid	(2.2)	(3.5)
Foreign currency translation adjustments	1.1	(12.1)
Fair value of assets at end of period	$71.9	$69.1
Amount recognized in the consolidated balance sheets:
Unfunded status (non-current)	$(0.8)	$(2.1)
Net amount recognized	$(0.8)	$(2.1)

19. Segment Reporting and Geographic Information

The Company operates its business along four operating segments, which are segregated on the basis of revenue stream: Gaming, Virtual Sports, Interactive and Leisure. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss) and total capital expenditures for the periods ended September 30, 2023 and September 30, 2022, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, right of use assets, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions.

Segment Information

Three Months Ended September 30, 2023

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$18.9	$13.4	$7.3	$31.1	$—	$70.7
Product sales	26.2	—	—	0.6	—	26.8
Total revenue	45.1	13.4	7.3	31.7	—	97.5
Cost of sales, excluding depreciation and amortization:
Cost of service	(5.5)	(0.2)	(0.5)	(15.2)	—	(21.4)
Cost of product sales	(26.2)	—	—	(0.5)	—	(26.7)
Selling, general and administrative expenses	(5.1)	(1.5)	(2.1)	(7.3)	(7.6)	(23.6)
Stock-based compensation expense	(0.4)	(0.2)	(0.1)	(0.2)	(2.4)	(3.3)
Acquisition and integration related transaction expenses	—	—	—	—	—	—
Depreciation and amortization	(5.1)	(0.7)	(0.9)	(3.0)	(0.6)	(10.3)
Segment operating income (loss)	2.8	10.8	3.7	5.5	(10.6)	12.2

Net operating income						$12.2

Total capital expenditures for the three months ended September 30, 2023	$12.8	$1.6	$0.7	$1.6	$0.1	$16.8

Three Months Ended September 30, 2022, as restated

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$19.0	$14.4	$5.3	$29.9	$—	$68.6
Product sales	5.0	—	—	0.6	—	5.6
Total revenue	24.0	14.4	5.3	30.5	—	74.2
Cost of sales, excluding depreciation and amortization:
Cost of service	(5.3)	(0.4)	(0.5)	(14.1)	—	(20.3)
Cost of product sales	(3.6)	—	—	(0.5)	—	(4.1)
Selling, general and administrative expenses	(6.1)	(1.8)	(2.0)	(6.3)	(6.5)	(22.7)
Stock-based compensation expense	(0.4)	(0.2)	(0.1)	(0.1)	(1.7)	(2.5)
Acquisition and integration related transaction expenses	—	—	—	—	(0.1)	(0.1)
Depreciation and amortization	(4.6)	(0.8)	(0.4)	(3.1)	(0.3)	(9.2)
Segment operating income (loss)	4.0	11.2	2.3	6.4	(8.6)	15.3

Net operating income						$15.3

Total capital expenditures for the three months ended September 30, 2022	$0.7	$0.6	$0.7	$4.2	$0.8	$7.0

Nine Months Ended September 30, 2023

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$58.9	$43.3	$19.9	$73.6	$—	$195.7
Product sales	44.4	—	—	1.7	—	46.1
Total revenue	103.3	43.3	19.9	75.3	—	241.8
Cost of sales, excluding depreciation and amortization:
Cost of service	(17.9)	(1.0)	(1.2)	(36.8)	—	(56.9)
Cost of product sales	(40.4)	—	—	(1.4)	—	(41.8)
Selling, general and administrative expenses	(15.8)	(4.8)	(7.3)	(21.0)	(24.5)	(73.4)
Stock-based compensation expense	(1.1)	(0.6)	(0.4)	(0.7)	(6.5)	(9.3)
Acquisition and integration related transaction expenses	—	—	—	—	—	—
Depreciation and amortization	(14.2)	(2.3)	(2.5)	(9.1)	(1.7)	(29.8)
Segment operating income (loss)	13.9	34.6	8.5	6.3	(32.7)	30.6

Net operating income						$30.6

Total capital expenditures for the nine months ended September 30, 2023	$17.3	$3.2	$2.3	$10.6	$1.6	$35.0

Nine Months Ended September 30, 2022, as restated

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$59.7	$39.5	$15.2	$74.3	$—	$188.7
Product sales	14.5	—	—	1.8	—	16.3
Total revenue	74.2	39.5	15.2	76.1	—	205.0
Cost of sales, excluding depreciation and amortization:
Cost of service	(17.0)	(1.3)	(1.1)	(35.5)	—	(54.9)
Cost of product sales	(10.0)	—	—	(1.2)	—	(11.2)
Selling, general and administrative expenses	(17.4)	(5.2)	(5.6)	(19.5)	(18.5)	(66.2)
Stock-based compensation expense	(1.0)	(0.5)	(0.4)	(0.4)	(5.6)	(7.9)
Acquisition and integration related transaction expenses	(0.1)	—	—	—	(0.2)	(0.3)
Depreciation and amortization	(14.9)	(2.2)	(1.3)	(10.2)	(1.5)	(30.1)
Segment operating income (loss)	13.8	30.3	6.8	9.3	(25.8)	34.4

Net operating loss						$34.4

Total capital expenditures for the nine months ended September 30, 2022	$8.6	$1.8	$2.3	$10.1	$2.7	$25.5

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022, as restated	2023	2022, as restated
	(in millions)		(in millions)
Total revenue
UK	$79.8	$58.8	$190.6	$160.2
Greece	5.2	5.5	16.1	16.5
Rest of world	12.5	9.9	35.1	28.3
Total	$97.5	$74.2	$241.8	$205.0

UK revenue includes revenue from customers headquartered in the UK, but whose revenue is generated globally.

Geographic information of our non-current assets excluding goodwill is set forth below:

	September 30, 2023	December 31, 2022, as restated
	(in millions)
UK	$81.9	$82.7
Greece	12.1	5.8
Rest of world	21.1	16.3
Total	$115.1	$104.8

Software development costs are included as attributable to the market in which they are utilized.

20. Customer Concentration, as restated

During the three months ended September 30, 2023, one customer represented at least 10% of the Company’s revenues, accounting for 23% of the Company’s revenues. This customer was served by the Gaming, Virtual Sports and Interactive segments.

During the three months ended September 30, 2022, one customer represented at least 10% of the Company’s revenues, accounting for 14% of the Company’s revenues. This customer was served by the Virtual Sports and Interactive segments.

During the nine months ended September 30, 2023, two customers represented at least 10% of the Company’s revenues, accounting for 13% and 12% of the Company’s revenues, respectively. The customers were served by the Gaming, Virtual Sports and Interactive segments, and the Virtual Sports and Interactive segments, respectively.

During the nine months ended September 30, 2022, one customer represented at least 10% of the Company’s revenues, accounting for 13% of the Company’s revenues. This customer was served by the Virtual Sports and Interactive segments.

At September 30, 2023, no customers represented at least 10% of the Company’s accounts receivable. At December 31, 2022, there was one customer that represented at least 10% of the Company’s accounts receivable, accounting for 24% of the Company’s accounts receivable.

21. Subsequent Events

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

Forward-Looking Statements

We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For definitions of the term Forward-Looking Statements, see the definitions provided in the Cautionary Note Regarding Forward-Looking Statements at the start of this Quarterly Report on Form 10-Q for the period ended September 30, 2023.

Seasonality

Our results of operations can fluctuate due to seasonal trends and other factors. Sales of our gaming machines can vary quarter on quarter due to both supply and demand factors. Player activity for our holiday parks is generally higher in the second and third quarters of the year, particularly during the summer months and slower during the first and fourth quarters of the year.

Revenue

We generate revenue in four principal ways: i) on a participation basis, ii) on a fixed rental fee basis, iii) through product sales, iv) managed services and v) through software license fees. Participation revenue generally includes a right to receive a share of our customers’ gaming revenue, typically as a share of net win but sometimes as a share of the handle or “coin in” which represents the total amount wagered.

Geographic Range

Geographically, the majority of our revenue is derived from, and the majority of our non-current assets are attributable to, our UK operations. The remainder of our revenue is derived from, and non-current assets attributable to, Greece and the rest of the world (including North America).

For the three and nine months ended September 30, 2023, we derived approximately 82% and 79% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), respectively, 5% and 7% from Greece, respectively, and the remaining 13% and 14% respectively across the rest of the world. The UK percentage was impacted by specific Hardware sales, which generally result in a lower margin (“Low Margin sales”), this increased UK revenues for the three-month period by 39% and for the nine month period by 16%. During the three and nine months ended September 30, 2022, we derived approximately 79% and 78%, 7% and 8%, 14% and 14% of our revenue from the UK, Greece and the rest of the world, respectively.

As of September 30, 2023, our non-current assets (excluding goodwill) were attributable as follows: 71% to the UK, 11% to Greece and 18% across the rest of the world. As at December 31, 2022, our non-current assets (excluding goodwill) were attributable as follows: 79% to the UK, 6% to Greece and 15% across the rest of the world.

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

In the section “Results of Operations” below, currency impacts shown have been calculated as the current-period average GBP:USD rate less the equivalent average rate in the prior year period, multiplied by the current period amount in our functional currency (GBP). The remaining difference, referred to as functional currency at constant rate, is calculated as the difference in our functional currency, multiplied by the prior-period average GBP:USD rate. This is not a U.S. GAAP measure but is one which management believes gives a clearer indication of results. In the tables below, variances in particular line items from period to period exclude currency translation movements, and currency translation impacts are shown independently.

Key Events for the Quarter

During the three-month period in the Gaming segment, we continued the installation of our new UK LBO terminal “Vantage” into venues of two major customers. Over 4,500 terminals were deployed during the period, with a total of 6,300 expected to be live in venues by the end of 2023, the majority of which are Low Margin sales. In addition, Inspired announced the launch of a new VLT system for Codere in partnership with Italian company Cristaltec.

The Interactive segment went live with ten new operators, including PlanetWin 365 (Italy) and ATG (Sweden), with the total number of customers remaining the same as the previous quarter due to the reduction in the number of small-scale customers.

The technical trial of our new Vantage Category C cabinet successfully concluded in the quarter, with the commercial trial commencing in October 2023.

Agreements signed in the three-month period include a new four-year agreement with BoyleSports (Gaming segment) and a long-term contract extension with SNAITech (Virtual Sports segment).

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

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the periods ended September 30, 2023 and September 30, 2022, the average GBP:USD rates for the three-month period were 1.27 and 1.18, respectively, and for the nine-month period were 1.25 in both years. .

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three and nine-month periods ended September 30, 2023, compared to the same period in 2022; and

●	a discussion and analysis of the results of operations for each of the Company’s segments (Gaming, Virtual Sports, Interactive and Leisure) for the three and nine-month periods ended September 30, 2023, compared to the same period in 2022, including key performance indicator (“KPI”) analysis.

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

Restatement Background

On November 2, 2023, the Company in concurrence with the Company’s audit committee, concluded that our 2023 and 2022 consolidated financial statements and our unaudited consolidated financial statements as of and for each of the first two quarterly periods in 2023 and all quarterly periods in 2022, included in our Quarterly Reports on Form 10-Q for the respective periods(collectively the “Prior Period Financial Statements”), should no longer be relied upon due to misstatements that are described below, and that we would restate such financial statements to make the necessary accounting corrections. Details of the restated consolidated financial statements for the three and nine months ended September 30, 2022 are provided below (“Restatement Items”).

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

Overall Company Results

All amounts included herein have been rounded except where otherwise stated. As figures are rounded, numbers presented throughout this document may not add up precisely to the totals we provide, and percentages may not precisely reflect the absolute figures.

Three and Nine Months ended September 30, 2023, compared to Three and Nine Months ended September 30, 2022

	For the Three-Month Period ended		Variance				For the Nine-Month Period ended		Variance
(In millions)	Sept 30,	Sept 30,	2023 vs 2022				Sept 30,	Sept 30,	2023 vs 2022
	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$70.7	$68.6	$5.0	$(2.9)	(4)%	3%	$195.7	$188.7	$(0.7)	$7.7	4%	4%
Product	26.8	5.6	1.9	19.3	345%	379%	46.1	16.3	0.3	29.5	181%	183%
Total revenue	97.5	74.2	6.9	16.4	22%	31%	241.8	205.0	(0.4)	37.2	18%	18%
Cost of Sales (1)
Cost of Service	(21.4)	(20.3)	(1.6)	0.5	(2)%	5%	(56.9)	(54.9)	(0.4)	(1.6)	3%	4%
Cost of Product	(26.7)	(4.1)	(1.8)	(20.8)	507%	551%	(41.8)	(11.2)	(0.2)	(30.4)	271%	273%
Selling, general and administrative expenses	(23.6)	(22.7)	(1.5)	0.6	3%	4%	(73.4)	(66.2)	1.0	(8.2)	12%	11%
Stock-based compensation	(3.3)	(2.5)	(0.2)	(0.6)	24%	32%	(9.3)	(7.9)	0.1	(1.5)	19%	18%
Acquisition and integration related transaction expenses	-	(0.1)	-	0.1	(100)%	(100)%	-	(0.3)	-	0.3	(100)%	(100)%
Depreciation and amortization	(10.3)	(9.2)	(1.1)	-	0%	12%	(29.8)	(30.1)	(0.3)	0.6	2%	(1)%
Net operating Income (Loss)	12.2	15.3	0.7	(3.8)	(25)%	(20)%	30.6	34.4	(0.2)	(3.6)	(10)%	(11)%
Other income (expense)
Interest expense, net	(6.9)	(6.3)	(0.5)	(0.1)	1%	9%	(20.5)	(18.7)	0.1	(1.9)	10%	10%
Profit on disposal of trade & assets	-	-	-	-	N/A	N/A	-	0.9	(0.1)	(0.8)	(88)%	(100)%
Other finance income (expense)	0.1	0.3	-	(0.2)	(67)%	(67)%	0.3	0.9	(0.1)	(0.5)	(55)%	(67)%
Total other income (expense), net	(6.8)	(6.0)	(0.5)	(0.3)	5%	13%	(20.2)	(16.9)	(0.1)	(3.2)	19%	20%
Net Income (loss)	5.4	9.3	0.2	(4.1)	(44)%	(42)%	10.4	17.5	(0.3)	(6.8)	(39)%	(41)%
Income tax expense	(2.0)	(0.1)	-	(1.9)	1900%	1900%	(2.8)	(0.4)	0.1	(2.5)	625%	600%

Net Income (Loss)	$3.4	$9.2	$0.2	$(6.0)	(65)%	(63)%	$7.6	$17.1	$(0.2)	$(9.3)	(54)%	(56)%
Exchange Rate - $ to £	1.27	1.18					1.25	1.25

(1)	Excludes depreciation, amortization and impairments.

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue

Consolidated Reported Revenue by Segment

●	There was no Low Margin-related revenue for the three and nine-months ended September 30, 2022. For the three and nine-months ended September 30, 2023 Low margin-related revenue was $22.7 million and $27.1 million, respectively.

For the three and nine months ended September 30, 2023, revenue on a functional currency (at constant rate) basis increased by $16.4 million and $37.2 million.

For the three-month period, Gaming revenue grew by $17.8 million predominantly due to an increase in product sales of $19.2 million, of which $22.7 million were Low Margin sales, with differences in the timing of hardware installations impacting the underlying variance. Gaming service revenue decreased by $1.4 million predominately due to reductions in the UK, plus 2022 included a performance bonus not available in current year, and in Greece from the expiry of historical amortized license revenues. Virtual Sports revenue decreased $2.0 million, with $2.3 million of the reduction from Online partially offset by a $0.3 million increase from Retail. Interactive revenue grew by $1.5 million with growth driven in the UK and European markets. Leisure revenue decreased by $0.9 million predominately driven by a reduction in the Pubs sector.

For the nine-month period, Gaming revenue grew by $29.6 million predominantly due to an increase in product sales of $29.7 million, of which $27.1 million were Low Margin sales. Virtual Sports and Interactive revenue grew by $4.1 million and $4.8 million, respectively, with $3.1 million of the Virtuals Sports increase from Online and $1.0 million from Retail. Interactive revenue growth was driven by growth in the UK, US and Canada. These increases were offset by a reduction in Leisure service revenue of $1.0 million predominantly due to a reduction in the Pubs sector, partially offset by the addition of new locations in Holiday Parks.

Cost of Sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, for the three and nine months ended September 30, 2023, increased by $20.3 million and $32.0 million, respectively. The increases were driven by a $20.8 million and $30.4 million increase in cost of product, respectively, predominately driven by the increase in product sales and by a $0.5 million reduction and $1.6 million increase, respectively, in cost of service, mainly driven by the movement in service revenues.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses for the three and nine months ended September 30, 2023 decreased by $0.6 million and increased by $8.2 million, respectively. The increase in the nine-month period was driven primarily by the below EBITDA costs of group restructure of $3.0 million, an increase in non-staff costs of $3.9 million, of which the largest increase was professional fees of $1.7 million, and an increase in staff costs of $3.3 million,  driven by an increase in headcount predominantly from an investment in the technology and commercial areas of our business, as well as the increase in national living wage and salary increases during the period.

Stock-based compensation

During the three and nine months ended September 30, 2023, the Company recorded expenses of $3.3 million and $9.3 million, respectively, compared to expenses of $2.5 million and $7.9 million for the three and nine months ended September 30, 2022. All expenses were related to outstanding awards but the three and nine months ended September 30, 2023, included $0.4 million related to award units that were fully vested on the date of grant and therefore were expensed immediately. The nine months ended September 30, 2023 also included $0.7 million related to the group restructuring.

Depreciation and amortization

Depreciation and amortization for the three-month period remained flat on a functional currency basis.

Depreciation and amortization for the nine-month period decreased by $0.6 million driven by an increase in Interactive of for increased software development offset by a reduction in Leisure and Gaming as machine assets unwind.

Net operating income / Net Income

Net operating income decreased by $3.8 million for the three-months ended September 30, 2023, and decreased by $3.6 million for the nine-months ended September 30, 2023, as compared to the same periods in the prior year. For the three-month period, the decrease was primarily driven by the decrease in gross margin and stock-based compensation expenses. For the nine-month period, the decrease was primarily driven by the increase in SG&A and stock-based compensation expenses partially offset by the increase in gross margin.

Interest expense increased by $0.1 million and $1.9 million respectively for the three and nine-month period due to the termination of swaps, the increase from foreign exchange movements on bank accounts and foreign exchange impacts on debt retranslation

Profit on disposal of trade and assets had no change in the three-month period and a $0.9 million decrease for the nine-month period as the prior year period included the sale of Italian trading assets.

Other finance income decreased $0.2 million and $0.5 million respectively for the three and nine-month periods ended September 30, 2023.

Income tax expense increased by $1.9 million and $2.5 million for the three and nine-month periods ended September 30, 2023, respectively. The increase in the three and nine-month periods includes the impact of US losses brought forward not being sufficient to offset the 2023 taxable profits.

For the three and nine-months ended September 30, 2023, net income was $3.4 million and $7.6 million, respectively, compared to net income of $9.2 million and $17.1 million, respectively, in the prior year period. For the three-month period, the decrease was primarily driven by the decrease in net operating income as well as the increase in income tax expense. For the nine-month period, the decrease was primarily driven by the decrease in net operating income as well as the increases in interest expense and income tax expense and the decreases in profit on disposal of trade and assets and other finance income.

Segment Results (for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022)

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

Gaming, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	Sept 30,	Sept 30,	2023 vs 2022		Sept 30,	Sept 30,	2023 vs 2022
Gaming	2023	2022		%	2023	2022		%

End of period installed base (# of terminals) (2)	34,096	34,637	(541)	(1.6)%	34,096	34,637	(541)	(1.6)%
Total Gaming - Average installed base (# of terminals) (2)	34,216	34,536	(320)	(0.9)%	34,570	34,601	(31)	(0.1)%
Participation - Average installed base (# of terminals) (2)	30,137	31,192	(1,055)	(3.4)%	30,484	31,287	(803)	(2.6)%
Fixed Rental - Average installed base (# of terminals)	4,080	3,344	736	22.0%	4,086	3,314	772	23.3%
Service Only - Average installed base (# of terminals)	10,208	16,832	(6,624)	(39.4)%	12,422	17,620	(5,198)	(29.5)%
Customer Gross Win per unit per day (1) (2)	£91.9	£90.9	£1.0	1.1%	£94.8	£89.5	£5.3	5.9%
Customer Net Win per unit per day (1) (2)	£67.2	£66.3	£0.9	1.4%	£69.2	£65.5	£3.7	5.6%
Inspired Blended Participation Rate	5.7%	5.6%	0.1%	n/a	5.7%	5.6%	0.1%	n/a
Inspired Fixed Rental Revenue per Gaming Machine per week	£53.8	£52.3	£1.5	2.8%	£50.6	£48.2	£2.4	5.0%
Inspired Service Rental Revenue per Gaming Machine per week	£4.9	£4.7	£0.2	4.3%	£5.1	£4.6	£0.5	10.9%
Gaming Long term license amortization (£’m)	£0.6	£1.1	(£0.5)	(45.5)%	£2.1	£3.4	(£1.3)	(38.2)%
Number of Machine sales	5,000	783	4,217	538.6%	7,211	1,761	5,450	309.5%
Average selling price per terminal	£4,056	£5,133	(£(1,077)	(21.0)%	£4,764	£6,321	(£(1,557)	(24.6)%

(1)	Includes all SBG terminals in which the Company takes a participation revenue share across all territories.

(2)	Includes circa 2,500 of lottery terminals where the share is on handle instead of net win.

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

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	Sept 30,	Sept 30,	2023 vs 2022		Sept 30,	Sept 30,	2023 vs 2022
(In £ millions)	2023	2022		%	2023	2022		%
Gaming Recurring Revenue
Total Gaming Revenue	£35.5	£20.4	£15.1	74%	£82.6	£59.1	£23.5	40%

Gaming Participation Revenue	£10.6	£10.8	(£0.2)	(2)%	£33.0	£31.9	£1.1	3%
Gaming Other Fixed Fee Recurring Revenue	£3.4	£3.3	£0.1	3%	£10.4	£9.2	£1.2	13%
Gaming Project Recurring Revenue	£0.1	£-	£0.1	N/A	£0.5	£0.4	£0.1	25%
Gaming Long-term license amortization	£0.6	£1.1	(£0.5)	(45)%	£2.2	£3.4	(£1.2)	(35)%
Total Gaming Recurring Revenue *	£14.7	£15.2	(£0.5)	(3)%	£46.1	£44.9	£1.2	3%
Gaming Recurring Revenue as a % of Total Gaming Revenue †	41%	75%	(34)%		56%	76%	(20)%

Total Gaming excluding VAT-related revenue	£35.5	£20.4			£82.6	£58.3
Gaming Recurring Revenue as a % of Total Gaming Revenue (excluding VAT-related revenue)	41%	75%			56%	77%
Gaming Recurring Revenue as a % of Total Gaming Revenue (excluding Low Margin Sales)	84%	75%			75%	76%

*	Does not reflect VAT-related revenue.

†	Total Gaming Revenue for the three and nine-month period ended September 30, 2023 has no VAT-related revenue, for the three and nine-month period ended September 30, 2022, includes £0.0 million and £0.8 million, respectively, of VAT-related revenue, which is not reflected in Gaming Recurring Revenue for that period. Excluding VAT-related revenue, Gaming Recurring Revenue was 75% and 77%%, respectively of Total Gaming Revenue for such period. Total Gaming Revenue for the three-month period ended September 30, 2023 includes £18.0 million of Low Margin sales and for the nine-month period ended September 30, 2023 includes £21.5 million of Low Margin sales. For the three and nine-month period ended September 30, 2022 there are no Low Margin sales. Excluding Low Margin sales, Gaming Recurring Revenue was 84% of Total Gaming Revenue for the three-month period and 75% for the nine-month period.

Note – For the three and nine-months ending September 30, 2022, there has been some recharacterization between Gaming Participation Revenue and Other Fixed fee revenue to ensure consistency with similar items across the Group.

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

	For the Three-Month Period ended					For the Nine-Month Period ended
	Sept 30,	Sept 30,	Variance			Sept 30,	Sept 30,	Variance
(In millions)	2023	2022	2023 vs 2022		Total Functional Currency %	2023	2022	2023 vs 2022		Total Functional Currency %

Service Revenue:
UK LBO	$9.1	$9.7	$(0.6)	(6)%	(11)%	$28.8	$29.8	$(1.0)	(3)%	(3)%
UK VAT - Related Income	-	-	-	0%	0%	-	1.0	(1.0)	(100)%	(97)%
UK Other	3.8	3.0	0.8	27%	20%	10.5	9.1	1.4	15%	8%
Italy	0.6	0.6	-	0%	0%	2.1	1.9	0.2	11%	21%
Greece	3.9	4.3	(0.4)	(9)%	(16)%	12.1	13.5	(1.4)	(10)%	(9)%
Rest of the World	0.2	0.1	0.1	100%	113%	1.4	0.5	0.9	180%	221%
Lotteries	1.3	1.3	-	0%	(10)%	4.0	3.9	0.1	3%	3%

Total Service revenue	$18.9	$19.0	$(0.1)	(1)%	(7)%	$58.9	$59.7	$(0.8)	(1)%	0%

Exchange Rate - $ to £	1.25	1.17				1.25	1.26

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming, Results of Operations

	For the Three-Month Period ended		Variance				For the Nine-Month Period ended		Variance
(In millions)	Sept 30,	Sept30,	2023 vs 2022				Sept 30,	Sept 30,	2023 vs 2022
	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$18.9	$19.0	$1.3	$(1.4)	(7)%	(1)%	$58.9	$59.7	$(0.7)	$(0.1)	0%	(1)%
Product	26.2	5.0	2.0	19.2	384%	424%	44.4	14.5	0.2	29.7	205%	206%
Total revenue	45.1	24.0	3.3	17.8	74%	88%	103.3	74.2	(0.5)	29.6	40%	39%

Cost of Sales (1):
Cost of Service	(5.5)	(5.3)	(0.6)	0.4	(8)%	(4)%	(17.9)	(17.0)	-	(0.9)	5%	5%
Cost of Product	(26.2)	(3.6)	(1.7)	(20.9)	581%	628%	(40.4)	(10.0)	-	(30.4)	304%	304%
Total cost of sales	(31.7)	(8.9)	(2.3)	(20.5)	230%	256%	(58.3)	(27.0)	-	(31.3)	116%	116%

Selling, general and administrative expenses	(5.1)	(6.1)	(0.4)	1.4	(23)%	(2)%	(15.8)	(17.4)	0.2	1.4	(8)%	(9)%

Stock-based compensation	(0.4)	(0.4)	-	-	0%	0%	(1.1)	(1.0)	-	(0.1)	10%	10%

Acquisition and integration related transaction expenses	-	-	-	-	N/A	N/A	-	(0.1)	0.1	-	(100)%	(100)%

Depreciation and amortization	(5.1)	(4.6)	(0.4)	(0.1)	2%	11%	(14.2)	(14.9)	0.1	0.6	(4)%	(5)%

Net operating Income (Loss)	$2.8	$4.0	$0.2	$(1.4)	(35)%	(30)%	$13.9	$13.8	$(0.1)	$0.2	(1)%	(1)%

Profit on disposal of trade & assets	-	-	-	-	N/A	N/A	-	0.9	(0.1)	(0.8)	(89)%	(100)%

Net Income (Loss)	$2.8	$4.0	$0.2	$(1.4)	(35)%	(30)%	$13.9	$14.7	$(0.2)	$(0.6)	(4)%	(5)%

Exchange Rate - $ to £	1.27	1.18					1.23	1.25

(1)	Excludes depreciation, amortization and impairments.

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

Gaming Revenue

During the three and nine-month period, Gaming revenue increased by $17.8 million and $29.6 million, respectively. This was driven by increases in Product revenue of $19.2 million and $29.7 million, respectively, partially offset by decreases in Service revenue of $1.4 million and $0.1 million, respectively.

For the three-month period the decrease in Gaming Service revenue was driven by lower revenue from UK LBO of $1.1 million as the prior year period included a customer bonus not available in the current year period as well as lower revenue from Greece of $0.7 million driven by the reduction of long-term license revenue due to the expiration of software licenses for terminals installed in 2018. This was partially offset by increases of $0.5 million from the other non LBO UK markets.

For the nine-month period the decrease in Gaming Service revenue was mainly driven by lower revenue from Greece of $1.3 million, driven by the reduction of long-term license revenue due to the expiration of software licenses for terminals installed in 2018 and the reduction of VAT-related revenue of $1.0 million. This was partially offset by increases of $1.0 million from North America and $0.7 million from the UK.

For the three-month period the increase in Gaming Product revenue was primarily driven by higher UK Product sales of $19.8 million, of which $22.7 million were Low Margin sales.

For the nine-month period the increase in Gaming Product revenue was primarily driven by higher UK Product sales of $28.1 million, of which $27.1 million were Low Margin sales.

Gaming Operating Income / Net Income

Net income for the three and nine-month periods decreased by $1.4 million and $0.6 million respectively.

The three-month decrease was primarily due to lower gross margin as the $17.8 million revenue increase was offset by a $20.5 million increase in total cost of sales (mainly driven by the increase in Low Margin sales in the current period) and higher service cost of sales predominately from higher commissions costs as well as an increase in depreciation and amortization of $0.1 million partially offset by a decrease in SG&A expenses of $1.4 million.

The nine-month decrease was primarily due to a decrease in gross margin of $1.7 million mainly due to the expiration of software licenses for terminals installed in 2018 in Greece and the reduction of VAT-related revenue of $1.0 million, as well as a $0.9 million profit from the disposal of trade and assets from the sale of part of the Italian VLT operations in the prior year. This was partially offset by a decrease in SG&A expenses of $1.4 million.

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

Virtual Sports, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	Sept 30,	Sept 30,	2023 vs 2022		Sept 30,	Sept 30,	2023 vs 2022
	2023	2022		%	2023	2022		%
Virtuals

No. of Live Customers at the end of the period	58	64	(6)	(9.4)%	58	64	(6)	(9.4)%
Average No. of Live Customers	58	63	(5)	(7.9)%	58	62	(4)	(6.5)%
Total Revenue (£’m)	£10.6	£12.3	£(1.7)	(13.8)%	£34.9	£31.7	£3.2	10.1%
Total Revenue £’m - Retail	£2.4	£2.1	£0.3	14.3%	£7.6	£6.6	£1.0	15.2%
Total Revenue £’m - Online Virtuals	£8.2	£10.2	£(2.0)	(19.6)%	£27.3	£25.1	£2.2	8.8%

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

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	Sept 30,	Sept 30,	2023 vs 2022		Sept 30,	Sept 30,	2023 vs 2022
(In £ millions)	2023	2022		%	2023	2022		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£10.6	£12.3	£(1.7)	(14)%	£34.9	£31.7	£3.2	10%

Recurring Revenue - Retail Virtuals	£2.4	£2.1	£0.3	14%	£7.4	£6.4	£1.0	16%
Recurring Revenue - Online Virtuals	£8.1	£10.1	£(2.0)	(20)%	£27.1	£24.9	£2.2	9%
Total Virtual Sports Long-term license amortization	£-	£-	-	0%	£0.1	£-	£0.1	100%
Total Virtual Sports Recurring Revenue	£10.5	£12.2	£(1.7)	(14)%	£34.6	£31.3	£3.3	11%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	99%	99%	0%		99%	99%	(0)%

“Recurring Revenue” includes our share of revenue generated from (i) our Virtual Sports products placed with operators; (ii) licensing our game content and intellectual property to third parties; and (iii) our games on third-party online gaming platforms that are interoperable with our game servers.

“Virtual Sports Long term license amortization” is the upfront license fee which is typically spread over the life of the contract.

Virtual Sports, Results of Operations

	For the Three-Month Period ended		Variance				For the Nine-Month Period ended		Variance
(In millions)	Sept 30,	Sept 30,	2023 vs 2022				Sept 30,	Sept 30,	2023 vs 2022
	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$13.4	$14.4	$1.0	$(2.0)	(14%)	(7)%	$43.3	$39.5	$(0.3)	$4.1	10%	10%

Cost of Service	(0.2)	(0.4)	-	0.2	50%	50%	(1.0)	(1.3)	(0.1)	0.4	31%	23%

Selling, general and administrative expenses	(1.5)	(1.8)	-	0.3	(17)%	(17)%	(4.8)	(5.2)	-	0.4	(8)%	(8)%

Stock-based compensation	(0.2)	(0.2)	-	-	0%	0%	(0.6)	(0.5)	-	(0.1)	20%	20%

Depreciation and amortization	(0.7)	(0.8)	-	0.1	(13)%	(13)%	(2.3)	(2.2)	0.1	(0.2)	9%	5%

Net operating Income (Loss)	$10.8	$11.2	$1.0	$(1.4)	(13)%	(4)%	$34.6	$30.3	$(0.3)	$4.6	15%	14%

Exchange Rate - $ to £	1.26	1.18					1.24	1.25

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

Virtual Sports revenue

During the three-month period revenue decreased by $2.0 million mainly due to reductions in Online activity driven by a major customer’s optimizing of their customer base, with a partial offset due to increased Retail revenue. During the nine-month period, revenue increased by $4.1 million driven by Online Virtuals, primarily driven by the growth of our existing online customers along with expanding jurisdictions, as well as increases in Retail Virtuals.

Virtual Sports operating income

During the three-month period net operating income decreased by $1.4 million driven by the decrease in revenue partially offset by reductions in SG&A and depreciation and amortization expenses.

During the nine-month period net operating income increased by $4.6 million driven by the increase in gross margin and decrease in SG&A expenses, partially offset by increases in stock-based compensation, depreciation and amortization expenses.

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

Interactive, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	Sept 30,	Sept 30,	2023 vs 2022		Sept 30,	Sept 30,	2023 vs 2022
	2023	2022		%	2023	2022		%
Interactive

No. of Live Customers at the end of the period	146	125	21	16.8%	146	125	21	16.8%
Average No. of Live Customers	144	124	20	16.1%	140	117	23	19.7%
No. of Games available at the end of the period	286	262	24	9.2%	286	262	24	9.2%
Average No. of Games available	282	259	23	8.9%	277	249	28	11.2%
No. of Live Games at the end of the period	267	262	5	1.9%	267	262	5	1.9%
Average No. of Live Games	263	259	4	1.5%	255	249	6	2.4%
Total Revenue (£’m)	£5.7	£4.5	£1.2	26.7%	£15.9	£12.1	£3.8	31.4%

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

“Total Revenue (£m)” represents total revenue for the Interactive segment, including recurring and upfront service revenue.

Interactive, Results of Operations

	For the Three-Month Period ended		Variance				For the Nine-Month Period ended		Variance
(In millions)	Sept 30,	Sept 30,	2023 vs 2022				Sept 30,	Sept 30,	2023 vs 2022
	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$7.3	$5.3	$0.5	$1.5	28%	38%	$19.9	$15.2	$(0.1)	$4.8	32%	31%

Cost of Service	(0.5)	(0.5)	-	-	0%	0%	(1.2)	(1.1)	-	(0.1)	9%	9%

Selling, general and administrative expenses	(2.1)	(2.0)	(0.1)	-	0%	5%	(7.3)	(5.6)	0.1	(1.8)	32%	30%

Stock-based compensation	(0.1)	(0.1)	-	-	0%	0%	(0.4)	(0.4)	-	-	0%	0%

Depreciation and amortization	(0.9)	(0.4)	-	(0.5)	125%	125%	(2.5)	(1.3)	0.1	(1.3)	100%	92%

Net operating Income (Loss)	$3.7	$2.3	$0.4	$1.0	43%	61%	$8.5	$6.8	$0.1	$1.6	24%	25%

Exchange Rate - $ to £	1.27	1.18					1.25	1.25

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

Interactive revenue

During three and nine-month period, revenue increased by $1.5 million and $4.8 million, respectively, primarily driven by revenue growth in the UK, US and Canada due to new customer launches, the consistent launch of new content across the estate and increased promotional activity through exclusive deals with tier-one customers.

Interactive operating income

Operating income for the three-month period increased by $1.0 million and the nine-month period increased by $1.6 million, respectively. The nine-month increase was driven by the increase in revenue, partially offset by increases in SG&A expenses $1.8 million, respectively, due to an increase in staff costs due to an investment in new technology and commercial headcount during Q4 2022 and Q1 2023.

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

Leisure, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	Sept 30,	Sept 30,	2023 vs 2022		Sept 30,	Sept 30,	2023 vs 2022
	2023	2022		%	2023	2022		%
Leisure

End of period installed base Gaming machines (# of terminals)	10,739	10,987	(248)	(2.3)%	10,739	10,987	(248)	(2.3)%
Average installed base Gaming machines (# of terminals)	10,757	10,833	(76)	(0.7)%	10,763	10,977	(214)	(1.9)%
End of period installed base Other (# of terminals)	4,303	4,745	(442)	(9.3)%	4,303	4,745	(442)	(9.3)%
Average installed base Other (# of terminals)	4,327	4,696	(369)	(7.9)%	4,409	5,248	(839)	(16.0)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	6,239	6,198	41	0.7%	6,128	6,209	(81)	(1.3)%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	318	1,419	(1,101)	(77.6)%	413	1,479	(1,066)	(72.1)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	3,037	3,216	(179)	(5.6)%	3,046	3,208	(162)	(5.0)%
Inspired Leisure Revenue per Gaming Machine per week	£67.8	£63.2	£4.6	7.3%	£67.2	£63.5	£3.7	5.8%
Inspired Pub Digital Revenue per Gaming Machine per week	£68.9	£68.3	£0.6	0.9%	£69.9	£68.5	£1.4	2.0%
Inspired Pub Analogue Revenue per Gaming Machine per week	£31.9	£37.3	£(5.4)	(14.5)%	£35.7	£37.8	£(2.1)	(5.6)%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£90.7	£92.5	£(1.8)	(1.9)%	£92.8	£92.0	£0.8	0.9%
Inspired Other Revenue per Machine per week	£23.7	£19.8	£3.9	19.7%	£21.1	£19.7	£1.4	7.1%

Total Holiday Parks Revenue (Gaming and Non Gaming) (£’m)	£13.8	£13.6	£0.2	1.5%	£26.5	£25.0	£1.5	6.0%

(1)	Motorway Service Area machines

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

“Revenue per machine unit per week” represents the average weekly participation or rental revenue recognized during the period.

Leisure, Results of Operations

	For the Three-Month Period ended		Variance				For the Nine-Month Period ended		Variance
(In millions)	Sept 30,	Sept 30,	2023 vs 2022				Sept 30,	Sept 30,	2023 vs 2022
	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2023	2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$31.1	$29.9	$2.1	$(0.9)	(3)%	4%	$73.6	$74.3	$0.3	$(1.0)	(1)%	(1)%
Product	0.6	0.6	-	-	0%	0%	1.7	1.8	(0.1)	-	0%	(6)%
Total revenue	31.7	30.5	2.1	(0.9)	(3)%	4%	75.3	76.1	0.2	(1.0)	(1)%	(1)%

Cost of Sales (1):
Cost of Service	(15.2)	(14.1)	(1.2)	0.1	(1)%	8%	(36.8)	(35.5)	(0.5)	(0.8)	(2)%	(4)%
Cost of Product	(0.5)	(0.5)	-	-	0%	0%	(1.4)	(1.2)	0.1	(0.3)	(25)%	(17)%
Total cost of sales	(15.7)	(14.6)	(1.2)	0.1	(1)%	(8%)	(38.2)	(36.7)	(0.4)	(1.1)	(3)%	(4)%

Selling, general and administrative expenses	(7.3)	(6.3)	(0.5)	(0.5)	8%	16%	(21.0)	(19.5)	0.5	(2.0)	10%	8%

Stock-based compensation	(0.2)	(0.1)	-	(0.1)	100%	100%	(0.7)	(0.4)	-	(0.3)	75%	75%

Depreciation and amortization	(3.0)	(3.1)	(0.2)	0.3	(10%)	(3)%	(9.1)	(10.2)	0.2	0.9	(9)%	(11)%

Net operating Income (Loss)	$5.5	$6.4	$0.2	$(1.1)	(17)%	(14)%	$6.3	$9.3	$0.5	$(3.5)	(38)%	(32)%

Exchange Rate - $ to £	1.27	1.18					1.25	1.25

(1)	Excludes depreciation, amortization and impairments.

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

Leisure Revenue

For the three-month and nine-month period revenue decreased by $0.9 million and $1.0 million, respectively. The decrease in the three and nine-month periods was primarily due to the structured withdrawal of non-core low-margin amusement and prize vend machines as recognized in the third quarter of 2022 in the Pubs sector as well as the reduction in the number of analog gaming machines, partially offset by increases in Holiday Parks due to the addition of new locations.

Leisure Operating Income/ (Loss)

Operating income for the three and nine-month periods decreased by $1.1 million and $3.5 million, respectively. This was primarily due to the increase in SG&A expenses of $0.5 million and $2.0 million, respectively, driven by the increase in national living wage and salary increases. This was partially offset by a decrease in depreciation and amortization of $0.3 million and $0.9 million, respectively, due to the decrease in machine depreciation as assets become fully depreciated.

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

Reconciliation  to Adjusted EBITDA by segment for the Three and Nine Months ended September 30, 2023

	For the Three-Month Period ended						For the Nine-Month Period ended
(In millions)	September 30, 2023						September 30, 2023
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$3.4	$2.8	$10.8	$3.7	$5.5	$(19.4)	$7.6	$13.9	$34.6	$8.5	$6.3	$(55.7)

Items Relating to Legacy Activities:
Pension charges (1)	0.2					0.2	0.6					0.6

Items outside the normal course of business:
Costs of group restructure (3)	0.7					0.7	3.7					3.7

Stock-based compensation expense (4)	3.3	0.4	0.2	0.1	0.2	2.4	9.3	1.1	0.6	0.4	0.7	6.5

Depreciation and amortization (4)	10.3	5.1	0.7	0.9	3.0	0.6	29.8	14.2	2.3	2.5	9.1	1.7
Interest expense net (4)	6.9					6.9	20.5					20.5
Other finance expenses / (income) (4)	(0.1)					(0.1)	(0.3)					(0.3)
Income tax (4)	2.0					2.0	2.8					2.8
Adjusted EBITDA	$26.7	$8.3	$11.7	$4.7	$8.7	$(6.7)	$74.0	$29.2	$37.5	$11.4	$16.1	$(20.2)

Adjusted EBITDA	£21.1	£6.8	£9.2	£3.7	£6.7	£(5.3)	£59.4	£23.7	£30.1	£9.1	£12.6	£(16.1)

Exchange Rate - $ to £ (5)	1.27						1.24

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Three and Nine Months ended September 30, 2022

	For the Three-Month Period ended							For the Nine-Month Period ended
	September 30,							September 30,
(In millions)	2022							2022
	Total		Gaming	Virtual Sports	Interactive	Leisure	Corporate	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)		$9.2	$4.0	$11.2	$2.3	$6.4	$(14.7)	$17.1	$14.7	$30.3	$6.8	$9.3	$(44.0)

Items Relating to Legacy Activities:
Pension charges (1)		0.2					0.2	0.5					0.5

Items outside the normal course of business:
Acquisition and Integration related transaction expenses (2)		0.1					0.1	0.3	0.1				0.2

Stock-based compensation expense (4)		2.5	0.4	0.2	0.1	0.1	1.7	7.9	1.0	0.5	0.4	0.4	5.6

Depreciation and amortization (4)		9.2	4.6	0.8	0.4	3.1	0.3	30.1	14.9	2.2	1.3	10.2	1.5
Interest expense net (4)		6.3					6.3	18.7					18.7
Profit on Disposal of business (6)	-						-	(0.9)	(0.9)
Other finance expenses / (income) (4)		(0.3)					(0.3)	(0.9)					(0.9)
Income tax (4)		0.1					0.1	0.4					0.4
Adjusted EBITDA		$27.3	$9.0	$12.2	$2.8	$9.6	$(6.3)	$73.2	$29.8	$33.0	$8.5	$19.9	$(18.0)

Adjusted EBITDA		£23.0	£7.6	£10.4	£2.4	£7.9	£(5.3)	£58.6	£23.7	£26.5	£6.8	£15.9	£(14.3)

Exchange Rate - $ to £ (5)		1.18						1.25

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

	For the Three-Month Period ended		For the Nine-Month Period ended
	September 30,	September 30	September 30,	September 30,
(In millions)	2023	2022	2023	2022

Net revenues	$97.5	$74.2	$241.8	$205.0
Less Low Margin Gaming Sales	(22.7)	-	(27.1)	-
Adjusted Revenue	$74.8	$74.2	$214.7	$205.0

Adjusted Revenue	£58.9	£63.0	£172.3	£164.0

Exchange Rate - $ to £	1.27	1.18	1.25	1.25

Liquidity and Capital Resources

Nine Months ended September 30, 2023, compared to Nine Months ended September 30, 2022

	Nine Months ended		Variance
(in millions)	Sept 30,	Sept 30,
	2023	2022	2023 to 2022
Net profit	$7.6	$17.1	$(9.5)
Amortization of debt fees	1.0	1.1	(0.1)
Change in fair value of derivative liabilities and stock-based compensation expense	9.8	8.4	1.4
Depreciation and amortization (incl RoU assets)	32.6	32.8	(0.2)
Gain on sale of Gaming business	0.0	(0.9)	0.9
Contract cost additions	(7.7)	(4.7)	(3.0)
Other net cash utilized by operating activities	(8.0)	(22.0)	14.0
Net cash provided by operating activities	35.3	31.8	3.5

Net cash used in investing activities	(31.7)	(25.5)	(6.2)
Net cash used by financing activities	(2.6)	(10.5)	7.9
Effect of exchange rates on cash	0.4	(6.2)	6.6
Net increase/(decrease) in cash and cash equivalents	$1.4	$(10.4)	$11.8

Net cash provided by operating activities

For the nine months ended September 30, 2023, net cash inflow provided by operating activities was $35.3 million, compared to a $31.8 million inflow for the nine months ended September 30, 2022, representing a $3.5 million increase in cash generation from operating activities.

Depreciation and amortization decreased by $0.2 million, to $32.6 million, with a $1.9 million reduction in machine depreciation offset by a $1.7 million increase in software development amortization.

Contract cost additions increased by $3.0 million to $7.7 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Other net cash utilized by operating activities improved by $14.0 million, to an $8.0 million outflow. The relative movements between the nine months ended September 30, 2023 and the nine months ended September 30, 2022 resulted in favorable movements in deferred revenue $5.8 million due to invoice timing and the Low Margin Vantage machine rollout, accounts receivable $13.0 million as a result of the timing of machine hardware sales the levels of which fluctuate during the year and a $2.7 million smaller inventory increase. These are partly offset by a $7.1 million reduction in accounts payable, accruals and taxes and a $1.9 million rise in prepayments.

Net cash used in investing activities

Net cash utilized in investing activities increased by $6.2 million, to $31.7 million during the nine months ended September 30, 2023. This was driven by a $1.7 million increase in capitalized software spend and a $3.3 million increase in spend on gaming machines in Greece for which the company receives an upfront contribution benefitting cash utilized by operating activities. The nine months ended September 30, 2022 also included $1.3 million relating to the sale of the gaming business.

Net cash used by financing activities

During the nine months ended September 30, 2023, net cash used by financing activities was $2.6 million, with $1.0 million of finance lease spend and $1.6 million on share repurchases. During the nine months ended September 30, 2022, net cash utilized by financing activities was $10.5 million consisting of finance lease spend of $0.5 million and share repurchases of $10.0 million.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of September 30, 2023, we had liquidity consisting of $26.4 million in cash and cash equivalents and a further $24.4 million of undrawn revolver facility. This compares to $37.4 million of cash and cash equivalents as of September 30, 2022, with a further $22.3 million of revolver facilities undrawn. We had a working capital outflow of $8.0 million for the nine months ended September 30, 2023, compared to a $22.0 million outflow for the nine months ended September 30, 2022.

The level of our working capital surplus or deficit varies with the level of machine production being undertaken and our capitalization as well as the seasonality evident in some of the businesses. In periods with minimal machine volumes and capital spend, our working capital is typically more stable. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are typically higher and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Some of our business operations require cash to be held within the machines. As of September 30, 2023, $6.0 million of our $26.4 million of cash and cash equivalents were held as operational floats within the machines. At September 30, 2022, $4.8 million of our $37.4 million of cash and cash equivalents were held as operational floats within the machines

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through November 2024.

Long Term and Other Debt

(In millions)	September 30, 2023		September 30, 2022
Cash held	£21.6	$26.4	£33.4	$37.4
Original principal senior debt	(235.0)	(286.9)	(235.0)	(262.5)
Cash interest accrued	(6.1)	(7.5)	(6.1)	(6.9)
Finance lease creditors	(2.0)	(2.5)	(2.0)	(2.2)
Total	£(221.5)	$(270.4)	£(209.7)	$(234.2)

Debt Covenants

Under our debt facilities in place as of September 30, 2023, we are not subject to covenant testing on the Senior Secured Notes. We are, however, subject to covenant testing at the level of Inspired Entertainment Inc., the ultimate holding company, on our Super Senior Revolving Credit Facility which requires the Company to maintain a maximum consolidated senior secured net leverage ratio of 6.0x on March 31, 2022, stepping down to 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Financial Covenant does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at September 30, 2023 showed covenant compliance with a net leverage of 2.7x.

There were no breaches of the debt covenants in the periods ended September 30, 2023 or September 30, 2022.

Liens and Encumbrances

As of September 30, 2023, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Share Repurchases

The Board of Directors has authorized that the Company may use up to $25.0 million to repurchase Inspired shares of common stock, subject to repurchases being effected on or before May 10, 2025. Management has discretion as to whether to repurchase shares of the Company. In the nine months ended September 30, 2023 $1.6 million of shares were repurchased giving an aggregate spend of $12.0 million in repurchasing our shares of common stock.

Contractual Obligations

As of September 30, 2023, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in millions)	Total	1 year	1-3 years	3-5 years	5 years
Operating activities
Interest on long term debt	$67.8	$22.5	$45.3	$-	$-
Purchase of Vantage machines	14.0	14.0	-	-	-
Financing activities
Senior bank debt - principal repayment	286.9	-	286.9	-	-
Finance lease payments	2.5	0.7	1.4	0.4	-
Operating lease payments	14.4	4.1	5.5	2.0	2.8
Interest on non-utilization fees	0.8	0.4	0.4	-	-
Total	$386.4	$41.7	$339.5	$2.4	$2.8

Off-Balance Sheet Arrangements

As of September 30, 2023, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

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

The Company recognized service and product revenues of $248.4 million and $33.2 million, respectively, for the year ended December 31,2022. The Company’s revenue recognition policy, which requires significant judgments and estimates, is fully described in Note 1 “Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K/A as of December 31, 2022 and 2021 and for the year ended December 31, 2022, 2021 and 2020.

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

Significant assumptions utilized in the impairment analyses for SPG were￼￼￼: projected revenue, EBITDA margin, and discount rate. Projected revenue based on a 6-year CAGR was .2% for SBG. A 1.0% decrease in the annual projected revenue growth rate would have resulted in a reduction in headroom for SBG to 7.2%. A 1.0% decline in the projected EBITDA margin would have resulted in a reduction in headroom for SBG to 4.4%. The discount rates utilized in the discounted cash flow analyses were 13.5% and a resulting~~. A~~ 1.0% increase in the discount rate for SBG would have resulted in an impairment implying a 1.0% Fair Value deficit to SBG’s carrying value. An increase in revenue or EBITDA margin growth or an decrease in discount rate would have increased the headroom in SPG. Management utilized their best estimates in the SPG analysis,

Significant assumptions utilized in the analysis for ACB were: projected revenue, EBITDA margin, and discount rate. Projected revenue for ACB based on a 6-year CAGR ~~and~~ was 2.9% for ACB~~, respectively~~. A 1.0% increase in the annual projected revenue growth (resulting in a 6-year CAGR of 3.7%) would have resulted in a 9.7% decline in the goodwill impairment recorded for ACB. A 1.0% increase in the projected EBITDA margin would have resulted in a 22.8% decline in the goodwill impairment recorded for ACB. The discount rates utilized in the discounted cash flow analyses were 16.5%. A 1.0% decrease in the discount rate for ACB would have resulted in a 9.7% decline in the goodwill impairment recorded to ACB. Given the full impairment of ACB, a decrease in revenue or EBITDA margin growth or an increase in discount rate would have no change in the level of goodwill impairment taken. Management utilized their best estimates in the ACB analysis,

Information regarding our 2020 impairment analyses can be found under the caption “Note 8 “Intangible Assets and Goodwill” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10K/A as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020.

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

Interest Rate Risk

Following the Company’s refinancing of its debt in May 2021, the external borrowings of £235.0 million ($286.9 million) are provided at a fixed rate. Therefore, movements in rates such as LIBOR do not impact on the current borrowings and the only fluctuation that is expected to be reported will be that solely caused by movements in the exchange rates between the Company’s functional currency and its reporting currency.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. To estimate our foreign currency exchange rate risk, we identify material Euro and US Dollar trading and balance sheet amounts and recalculate the result using a 10% movement in the GBP:US Dollar exchange rate. For the trading figures the 10% movement is based on the average exchange rate throughout the reported period and for the balance sheet figures the 10% movement is based on the exchange rate used at September 30, 2023.

Excluding intercompany balances, our Euro functional currency net assets total approximately $20.3 million, and our US Dollar functional currency net liabilities total approximately $0.7 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of September 30, 2023, would result in translation adjustments of approximately $1.9 million favorable and $0.1 million unfavorable, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained gains from Euro based entities earned in Euros and retained losses from USD based entities earned in US Dollars in the nine months ended September 30, 2023, were €7.6 million and $14.9 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of September 30, 2023, would result in translation adjustments of approximately $0.7 million favorable and $1.4 million unfavorable, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results unfavorably by approximately $1.2 million and would result in unfavorable translation adjustments of approximately $8.9 million, recorded in other comprehensive loss.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023, due to the material weaknesses described in Item 9A of the Company’s restated Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on February 27, 2024. Management is redesigning and implementing existing and additional controls to remediate these material weaknesses Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

ITEM 1A. RISK FACTORS

Our business is subject to a high degree of risk. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022. You should carefully read and assess all of these risk factors. Any of these risks could materially and adversely affect our business, operating results, financial condition and prospects, and cause the value of our common stock to decline, which could cause investors in our common stock to lose all or part of their investments. The risk factor set forth below supplements and updates the risk factors previously disclosed and should be read together with the risk factors described in our Annual Report for the fiscal year ended December 31, 2022 and with any risk factors we may include in subsequent periodic filings with the SEC.

Our restatement of certain of our previously issued financial statements may impose unanticipated costs, affect investor confidence, and cause reputational harm.

As discussed in the Explanatory Note and in Note 2 of our Financial Statements in this Quarterly Report on Form 10-Q, we have filed our Annual Report on Form 10-K/A which amends the original filing of our Annual Report on Form 10-K to restate the audited consolidated financial statements as of and for 2021 and 2022 for the years ended December 31, 2021 and 2022 and associated reports of the Company’s independent registered public accounting firm as well as the Company’s previously issued unaudited condensed consolidated financial statements during those years, as well as for the first and second quarters of 2023 included in the Company’s Quarterly Reports on Form 10-Q (the “Subject Periods”) contained the accounting errors relating to the compliance with U.S. GAAP in connection with the Company’s accounting policies for capitalizing software development costs. As a result, we have incurred, and may continue to incur, unanticipated costs in connection with or related to the investigation and restatement, as well as any litigation or regulatory inquiries that may result therefrom. In addition, the investigation, restatement, and related media coverage may negatively affect investor confidence in the accuracy of our financial disclosures and cause us reputational harm.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The Company’s share repurchase activities for the three months ended September 30, 2023 were as follows1:

Period	Number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs

July 1, 2023 to July 31, 2023	–	$–	–	$–
August 1, 2023 to August 31, 2023	63,225	$12.57	63,225	$13,707,167
September 1, 2023 to September 30, 2023	58,622	$12.44	58,622	$12,979,105
	121,847	$12.51	121,847	$12,979,105

(1)	On May 10, 2022, the Company announced that its Board of Directors authorized the Company to repurchase up to $25.0 million of shares of the Company’s common stock (the “Share Repurchase Program”), exclusive of any fees, commissions or other expenses related to such repurchases, on or prior to May 10, 2025. The first repurchases under the Share Repurchase Program were made on May 24, 2022.

(2)	The average price paid per share includes commissions related to the repurchases.

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

