Form 10-K
period 2023-12-31
Inspired Entertainment, Inc.
filed 2024-04-15
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, other than shares held by persons who may be deemed to be affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $315.6 million. For the purpose of this disclosure, executive officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant.

Although on December 31, 2023, the Company was a smaller reporting company, as defined in Rule 12b-2 promulgated under the Exchange Act, the Company ceased to be a smaller reporting company for periods on and after January 1, 2024.

As of April 11, 2024, there were 26,563,252 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the registrant’s 2024 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2023. If such proxy statement is not filed on or before such date, the information called for by Part III will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and other information set forth in this Annual Report on Form 10-K (this “Report”), including in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, may relate to future events and expectations, and as such constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Our forward-looking statements include, but are not limited to, statements regarding our business strategy, plans and objectives and our expected or contemplated future operations, results, financial condition, beliefs and intentions. In addition, any statements that refer to projections, forecasts or other characterizations or predictions of future events or circumstances, including any underlying assumptions on which such statements are expressly or implicitly based, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “scheduled,” “seek,” “should,” “would” and similar expressions, among others, and negatives expressions including such words, may identify forward-looking statements.

Our forward-looking statements reflect our current expectations about our future results, performance, liquidity, financial condition, prospects and opportunities, and are based upon information currently available to us, our interpretation of what we believe to be significant factors affecting our business and many assumptions regarding future events. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, our forward-looking statements. This could occur as a result of various risks and uncertainties, including the following:

●	government regulation of our industries;

●	our ability to compete effectively in our industries;

●	the effect of evolving technology on our business;

●	our ability to renew long-term contracts and retain customers, and secure new contracts and customers;

●	our ability to maintain relationships with suppliers;

●	our ability to protect our intellectual property;

●	our ability to protect our business against cybersecurity threats;

●	our ability to successfully grow by acquisition as well as organically;

●	fluctuations due to seasonality;

●	our ability to attract and retain key members of our management team;

●	our need for working capital;

●	our ability to secure capital for growth and expansion;

●	changing consumer, technology and other trends in our industries;

●	our ability to successfully operate across multiple jurisdictions and markets around the world;

●	changes in local, regional and global economic, regulatory and political conditions; and

●	other factors.

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

Our customer base includes regulated operators of lotteries, licensed sports bookmakers, gaming and bingo halls, casinos and regulated online operators, adult gaming centers, pubs, holiday parks, and motorway service areas. Some of our key customers include William Hill, SNAI, Sisal, Lottomatica, Betfred, Paddy Power, Betfair, Genting, bet365, Sky Bet, Fortuna, the Greek Organisation of Football Prognostics S.A. (OPAP.), Entain, the Pennsylvania Lottery, Bourne Leisure, Greentube, Stonegate, Mitchells & Butler, Marstons, Greene King, JD Wetherspoon, Parkdean Resort, Centre Parcs Resorts and Novomatic. Geographically, 78% of our revenue for the year ended December 31, 2023 were generated from our United Kingdom (“UK”) operations, with the remainder generated from Greece and the rest of the world. Our products are designed to operate within applicable gaming and lottery regulations.

We conduct business across different jurisdictions of which Great Britain, Italy and Greece have historically contributed the most significant recurring revenue. Recently we have begun to conduct a meaningful amount of business in North America as well. We are licensed or certified (as applicable) by the Gambling Commission in the UK, (the “UK Gambling Commission” or the “Gambling Commission”), and by the Hellenic Gaming Commission in Greece, and registered with L’Agenzia delle dogane e dei Monopoli (“ADM”) in Italy. We are licensed by regulators in other jurisdictions such as the Malta Gaming Authority (Malta), Licensing Authority of Gibraltar (Gibraltar), the Alderney Gambling Control Commission (Chennel Islands), the Belgian Commission (Belgium), Autorité Des Marchés Financiers (Quebec), the Romanian National Gambling Office, Oficiul National pentru Jocuri de Noroc, Spelinspektionen (Romania), the Swedish Gaming Authority (Sweden) and we hold licenses with the US States of Connecticut, Illinois, Michigan,, New Jersey, Oregon, Pennsylvania, West Virginia and the Canadian provinces of Alberta, Nova Scotia, Ontario and Saskatchewan.

We are headquartered in the United States, with principal operating facilities located in the UK, India and Italy. As of December 31, 2023, we had approximately 1,700 employees, approximately 1,620 of which were full-time. We generated total revenue of $323.0 million and Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of $100.5 million for the year ended December 31, 2023.

The Company’s common stock is listed on the NASDAQ under the symbol INSE. The Company had an equity market capitalization of approximately $259.0 million as of December 31, 2023 (based upon a closing stock price of $9.88 on December 29, 2023).

Certain product and company names referred to herein are trademarks™ or registered® trademarks of their respective holders.

Our Products

We operate in four business segments: Gaming, Virtual Sports, Interactive and Leisure, as further described below.

Gaming Segment

Our Gaming segment supplies gaming terminals as well as gaming software and games for the terminals provided to betting offices, casinos, gaming halls and high street adult gaming centers. It supplies products and utilizes our Server Based Gaming (“SBG”) technology to supply gaming content to our customers’ global land-based gaming venues. SBG products offer an extensive portfolio of games through digital terminals. Our games are currently deployed through more than 34,000 digital terminals. Because our SBG products are fully digital, they interact with a central server and are provided on a “distributed” basis, which allows us to access a wide geographic footprint through internet and Inspired and third-party proprietary networks.

Our SBG game portfolio includes a broad selection of popular omni-channel slots titles including the CenturionTM game family and Super Hot Fruits® (featuring the Sizzling Hot Spins™ game family). These games offer users a wide range of volatilities, return-to-player and other special features, which we collectively refer to as “game math.” We also offer a range of more traditional casino games through our SBG network, such as roulette, blackjack and numbers games.

We distribute games to devices through different game management systems (“GMS”), each tailored to a specific operator or sector. Our CORE™ GMS is designed for distributed street-gaming sectors and uses Inspired cabinets in combination with gaming content from Inspired, as well as a wide portfolio of content from independent game developers. CORE-CONNECT is our American Gaming Association G2S standard-based video lottery terminal (“VLT”) GMS, currently deployed in the Greek VLT sector and North America. Our SBG products comply with all requirements in the UK (B2/B3), Italy (6B), Greece (G2S) and Illinois (G2S).

Our SBG terminals in the UK account for a material portion of all SBG terminal placements, and we offer over 100 games for play across this portfolio. We are also a material supplier to customers in Greece and Italy. Over the past two years, we have grown our business in North America where we have sold products in Illinois and to the Western Canada Lottery Corporation. We offer SBG terminals such as the Flex4k curved screen, Vantage ®, Eclipse™, Valor™, Prismatic™ and Sabre Hydra™, each offering a different size terminal, graphics, technology and price proposition.

As of December 31, 2023, we had a total installed base of 34,500 gaming terminals, which were operated primarily under participation-based contracts. We generate revenue by participating, typically as a function of gross revenue from each machine, in a percentage of the revenue generated by these machines. Because we participate in our customers’ revenue under such contracts, we and our customers benefit from the introduction of our new content, which can drive growth of the win per unit per day of our installed base. Additionally, we earn revenue through the sale of units, as well as receiving a fixed daily fee for some of our installed units. During 2023, we sold 9,475 units, 91% of these in the UK including the installation of 6,000 new Vantage terminals and 9% internationally. With our participation-driven business model, approximately 94% of service revenue for our Gaming segment was recurring in nature in 2023 and derived under long-term contracts.

For the year ended December 31, 2023, our Gaming segment generated revenue and Adjusted EBITDA of $142.6 million and $44.5 million, respectively, as compared to the year ended December 31, 2022, during which we generated $111.3 million and $43.7 million in revenue and Adjusted EBITDA, respectively.

Virtual Sports Segment

Our Virtual Sports business designs, develops, markets and distributes games that create an always-on sports wagering experience in betting shops and other locations and online. Our Virtual Sports product comprises a complex software and networking package that provides fixed odds wagering on an ultra-high definition computer rendering of a simulated sporting event, such as soccer, football or basketball. Players can bet on the simulated sporting event, without being bound by the schedules of of live sporting events. We have developed this product using a TV and film graphics team with advanced motion capture techniques.

We believe we are one of the most innovative suppliers of Virtual Sports gaming products in the world. We offer a wide range of sports and numbers games to approximately 32,000 retail venues as well as through various online websites. Our products are installed in over 20 gaming jurisdictions worldwide, including the UK, Italy, Greece, Turkey, Morocco, and the U.S.

Our Virtual Sports game portfolio includes titles such as V-Play Soccer™, V-Play Women’s Soccer™, V-Play Football™, V-Play Basketball™, V-Play Baseball™, and V-Play NFLA™, as well as greyhounds, other horse racing products, tennis, motor racing, cycling, cricket, speedway, golf and darts. We have also licensed the use of images of certain sports brands in our games, including with the National Football League (“NFL”) Alumni. In 2023 we signed a license with the National Basketball Association (NBA) to develop a Virtual Sports game centered around the world’s premier professional basketball league’s archive footage.

Our customers are many of the largest operators in lottery, gaming and betting worldwide. We are contracted to supply Virtual Sports to mobile and online operators in the UK; the U.S. states of Nevada, Pennsylvania, D.C. and New Jersey; Gibraltar and other regulated EU sectors, including Italy, Greece and Poland; and other jurisdictions such as Ontario, Turkey and Morocco. Virtual Sports can be adapted to function in sports betting, lottery, or gaming environments and is therefore available to a wide range of customers in both public and private implementations.

The Virtual Sports events are capable of being offered to millions of customers, through retail, online and mobile platforms, many of them available 24 hours per day, 7 days per week, and often concurrently within the same location or interactive platform. We have multiple hosting solutions capable of fulfilling the product delivery needs of our customers including our proprietary Virtual Plug and Play (“VPP”) end to end online and mobile turnkey solutions. In addition, a cloud-based solution is available to customers who require an XML sportsbook integration that is fully hosted and operated by Inspired.

Our Virtual Sports products are typically offered to operators on a participation basis, whereby we receive a portion of the gaming revenue generated, plus an upfront software license fee. With our participation-driven business model, our Virtual Sports segment produces approximately 99% of total revenue on a recurring basis under long-term contracts for which our standard term is three years in duration.

For the year ended December 31, 2023, our Virtual Sports segment generated revenue and Adjusted EBITDA of $56.2 million and $47.7 million, respectively, as compared to the year ended December 31 2022, during which we generated $54.2 million and $44.9 million in revenue and Adjusted EBITDA, respectively.

Interactive Segment

Our Interactive business uses unique interactive-only content as well as offerings from our Gaming and Virtual Sports segments to create games that are hosted on remote gaming servers. This allows online gaming operators to use our games and content online and on mobile devices worldwide. Our interactive content includes a wide range of random number generated casino content from feature-rich bonus games to European-style casino free spins and table games incorporating well-known first and third-party brands including Space Invaders®, 20p Roulette™, Jagr’s Super Slot™, Super Hot Fruits® and Reel King Megaways™. Inspired releases several new titles per month and new games can be seamlessly deployed to the full estate of operators and aggregators through its proprietary Virgo RGS™. Games are available on over 300 websites across much of regulated Europe including the UK, Gibraltar, Malta, Spain, Sweden, Italy, Germany, the Netherlands, Romania, Greece and Belgium as well as in New Jersey, Michigan, Pennsylvania, Connecticut, Alberta, Ontario and Quebec.

Inspired’s Virgo Remote Gaming System (“RGS™”) is integrated with a number of best known casino brands, including William Hill, Entain, bet365, Flutter, 888, Kindred, Gamesys, BetFred, Rank, Leo Vegas, OPAP and Stoiximan. We are also live with a number of notable North American operators: Bet MGM, Draft Kings, Caesars, Resorts/Mohegan, Rush Street Interactive, Wynn, Unibet, Ballys, Tipico, Ocean, 888 and Golden Nugget and with Loto Quebec in Canada.

In 2023 we launched our Hybrid Dealer® product with Caesars Digital. The product is a new product category for the segment which offers players branded casino and gameshow content without the challenges associated with live-dealer products.

Our Interactive products are typically offered to operators on a participation basis, whereby we receive a percentage of total amount of stakes wagered or a percentage of net gaming revenue. For the year ended December 31, 2023, our Interactive segment generated revenue and Adjusted EBITDA of $27.9 million and $15.4 million, respectively. With our participation-driven business model, approximately 100% of revenue for our Interactive segment is recurring in nature and derived under long-term contracts for which our standard term is three years in duration. We have successfully renewed all of our key Interactive contracts expiring over the last three years. EBITDA margins in this segment will expand as our revenue grows due to the low variable costs we expect to incur on incremental revenue, versus our existing base of revenue.

Leisure Segment

We are a supplier of gaming terminals and amusement machines to the Leisure and Hospitality sectors and are one of the largest operators of “pay to play” gaming terminals and amusement machines in the UK. As of December 31, 2023, we supplied and operated over 11,000 gaming terminals and 4,500 pool tables, prize vending and jukeboxes located in pubs, bingo halls, and adult gaming centers. We also service approximately 2,800 gaming terminals under maintenance only contracts. The increasing majority of gaming terminals we operate are server based, allowing us to distribute content supplied by our “in house” design studios as well as some of the most popular content titles from our strategic partners.

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

Our customers in this segment include large pub operators JD Wetherspoons, Stonegate Pub Company, Greene King, Mitchells and Butler, Whitbread Marstons and Admiral Taverns. In the Bingo sector, we supply gaming terminals and services to Buzz Bingo and Mecca. We supply gaming terminals and services to transport hub operators, Moto and Welcome Break and major airports, including Heathrow. We also operate our own adult gaming centers under the Quicksilver™ brand in Extra Motorway Services. We have joint venture agreements with holiday park operators including Parkdean Resorts, Bourne Leisure and Butlins, where we supply machines and trained staff to manage and operate family entertainment centers.

Overall, our Leisure segment had, as of December 31, 2023, an installed base of over 11,000 gaming terminals, which were operated primarily under participation-based contracts. We generate revenue by participating, typically as a function of gross revenue from each machine, in a percentage of volumes generated by these machines. Because we participate in our customers’ revenue under such contracts, we are aligned with our customers in benefiting from the introduction of our new content, which can drive growth in the win per unit per day of our installed base. Additionally, we earn revenue through the sale of units, as well as a fixed daily fee for certain of our installed units. With our participation-driven business model, approximately 98% of revenue for our Leisure segment is recurring in nature and derived under long-term contracts. We installed over one thousand Vantage Cat C cabinets to our Pubs estate during the year and we have successfully renewed or extended contracts with JD Wetherspoon, Stonegate and Center Parcs.

For the year ended December 31, 2023, our Leisure segment generated revenue and Adjusted EBITDA of $96.3 million and $19.4 million, respectively.

Our Strengths

We believe key factors that give us an advantage in the gaming technology space include:

Established presence across multiple Product Verticals

We have a substantial installed base, including over 32,000 digital terminals in the Gaming segment located across key jurisdictions in the UK, Greece, Italy and South America, with approximately 12,800 terminals installed in UK Licensed Betting Offices and approximately 8,700 installed in Greek VLTs. In our Leisure segment, we supply and operate an installed base of approximately 11,000 gaming terminals (including approximately 2,800 gaming terminals under maintenance only contracts) and 4,500 pool tables, prize vending and jukeboxes to pubs, bingo halls and adult gaming centers. In addition, we also supply and operate approximately 9,500 amusement machines and 2,200 gaming terminals in family entertainment centers located in holiday parks, bowling centers and other entertainment venues. We have content and products in our Virtual Sports segment, which offers a wide range of sports and numbers games through approximately 32,000 retail venues as well as through various online channels. Our Virtual Sports gaming products are installed in approximately 32 gaming jurisdictions worldwide, including the UK, Italy, Greece, Morocco and the United States, our customers being many of the largest operators of lottery, gaming, and betting operations worldwide. Additionally, our Interactive segment provides a wide range of iGaming content to large operators primarily located in the UK, Italy, Greece and North America, as well as several other countries across Europe through over approximately 250 websites.

Highly Diversified Business Underpinned by Longstanding Customer Relationships

We operate in several business segments and geographic locations that provide us a diversified revenue and cash flow stream that has proven to be resilient under various economic environments. While our Gaming segment has represented the largest proportion of our revenue in each of the last three years, our Virtual Sports and Interactive segments represent substantial growth opportunities as demonstrated by recent trends where Virtual Sports and Interactive trading has been seen to be increasing, which are expected to continue to diversify our business. Additionally, we continue to expand in high growth markets, such as North America, which are expected to drive further geographic diversification across business segments. We have over 600 customers, including major lottery, sports betting and gaming operators (both interactive and location-based) within regulated sectors worldwide. Many of our customer relationships in the UK and European sectors are long-standing and in excess of 10 years. We expect that our diverse customer base will afford us opportunities to sell incremental products to certain of these customers in the future.

Substantial Recurring Revenue Supported by Long-Term Participation-Based Contracts

We believe our robust recurring revenue business model will drive our performance and free cash flow generation. For the year ended December 31, 2023, our recurring revenue, which included revenue generated from participation-based contracts and licensing arrangements, represented 79% of total revenue, as compared to approximately 86% of total revenue for the year ended December 31, 2022. Our content and products, which are provided primarily pursuant to long-term contracts, are essential to generating revenue for our customers and satisfying the demand of our end users. Our long-term contracts typically have an initial duration of three to five years depending on the business segment and the customer and, over the last three years, we have successfully renewed the significant majority of expiring contracts with key customers in our Gaming, Virtual Sports, Interactive and Leisure segments.

Proprietary Technology and Track-Record of Strong Content Development

We are dedicated to being at the forefront of our industry in terms of technology and innovation. We combine complementary expertise in technology and operations, positioning us as a provider of superior technical solutions. As of December 31, 2023, we held approximately 15 patents and approximately 200 trademarks worldwide. We focus our product development efforts on emerging technology trends, utilizing a combination of customer research, design experience and engineering excellence. We are committed to developing innovative products for our customers and are focused on improving player entertainment and customer profitability.

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

Our Interactive business has expanded rapidly, with revenue growing at an approximate compound annual growth rate of 57% on a functional currency at constant rate basis between 2019 and 2023. We believe this growth has been driven, in part, by our content library of over 100 slot games . Many of our recent game launches, including Gold Cash Free Spins™, Big Fishing Fortune™, and the Reel King ® family of games, have been omni-channel, offering a premium player experience across multiple platforms – though, unlike our older games, they originated online and, once proved successful, were migrated to retail platforms.

Inspired’s Virtual Sports products offer a wide range of betting markets and what we consider to be superior graphics. Our Virtual Sports revenue has been growing fast and has achieved high Adjusted EBITDA margins, while providing an attractive recurring-revenue base.

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

Our multi-channel offerings are well-positioned to benefit from the prevalence of smart phones and tablets and the legalization of online gaming in certain parts of the United States, Canada and other jurisdictions. Such jurisdictions have provided new growth opportunities for gaming and lottery operators through the introduction of new channels and portals for delivering games to customers. This supplements the existing broad-based online gambling market across Europe. Our multi-channel solutions and customer relationship management capabilities position us to take advantage of new opportunities to extend our gaming solutions across different channels for our customers to reach new players, expand the player demographic base and access players wherever they are whenever they want to play. Our technology extends play for existing players and has the capability to reach new player segments. This and other technology help position us for future online real-money gaming opportunities by offering play-for-fun online gaming options in jurisdictions where online real-money gaming may be legalized in the future.

Government initiatives, such as the legalization of casino operations in new jurisdictions, increases in the number of casinos allowed to operate in a given jurisdiction and the legalization of new products, have helped stimulate growth in the gaming market. In the United States, legislative change has led to an increase in the legalization of sports betting. As of December 31, 2023, 30 U.S. states and the District of Columbia have legalized sports betting.

Experienced Management Team

Our seasoned management team is led by our Executive Chairman, Lorne Weil, who is known as a gaming industry innovator and whose past leadership includes growing a diversified global gaming technology company both organically and through extensive acquisitions and joint ventures further bolstering the business. Other members of the Company’s Office of the Executive Chairman (the “OEC”) are our President and Chief Executive Officer, Brooks H. Pierce; our Interim Chief Financial Officer, Marilyn Jentzen; and our Executive Vice President and General Counsel, Carys Damon (to be succeeded by Simona Camilleri effective July 1, 2024). The OEC executes the day-to-day management of the Company. Our management team has broad and deep experience in the gaming industry, working with lotteries, casino operators, betting platforms, and online operators. The members of the OEC have, on average, decades of experience in the gaming industry, including relationships with customers around the world, helping them build and sustain revenue growth. In addition, the members of the OEC have centered their careers on identifying, acquiring and integrating, through the implementation of value creation initiatives, complementary businesses.

Our Strategy

We seek to deliver innovative and differentiated products that provide value to our customers and exciting experiences to their players in multiple jurisdictions throughout the world while achieving long-term growth in revenue, profit and cash flow. We place great emphasis on developing creative solutions, in terms of game content and play that deliver and sustain superior performance through operators across interactive and location-based channels. Our technology often allows us to update our games and operating software remotely, keeping pace with evolving requirements in game play, security, technology and regulations. We seek to achieve these goals as we:

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

Continue to invest in content and technology in order to grow our existing customers’ revenue and penetrate new customers in our existing markets.

Over the last three years, a substantial portion of our annual revenue has been recurring and based on long-term contracts with customers, where our revenue typically grows in line with the growth of our customers’ gaming revenue from our content and products. We seek to work closely with our customers to assist in the optimization of their operations so they can achieve growth in their revenue generated by our content and products, which we believe is to our benefit. Accordingly, we continually invest in new content and technology offerings that we believe will enable our customers to keep their offerings fresh and allow them to offer their players new forms of entertainment. As our content demonstrates successful commercial results, we seek to place it with additional customers who recognize its performance. We believe content development is a key aspect of our strategy and we intend to continue this strategic priority for each of the businesses in which we operate.

Add new customers by expanding into underpenetrated markets.

We believe our historical growth has been driven by our entry into new geographies and supplemented by increasing our share in existing markets. We expect to continue to focus on North American markets in the Gaming, Virtual Sports and Interactive segments for such expansion. We believe North America is a major gaming market in which we currently have limited participation, but where our products are well positioned, or can be positioned, for future success. We also believe there are likely to be growth opportunities in Latin America which will be available to us in the future.

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

Smartphones and Mobile Devices: Rapid adoption of gaming and lottery applications on growing volume. In certain sectors, mobile play on sports betting and gaming now exceeds such play on personal computers. According to the H2 Database, mobile gaming revenue in such sectors exhibited a 27.0% compound annual growth rate between 2010 and 2021. Mobile gaming and lottery are now expanding in other sectors, and mobile play has recently been approved in other sectors for gaming or lottery.

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

Regulatory Framework

We conduct business in a number of different jurisdictions, of which Great Britain, Italy and Greece have historically contributed the most significant recurring revenue. The gaming regulator responsible for our activities in Great Britain is the Gambling Commission. In Italy, the operation of gaming machines and remote gaming is regulated by L’Agenzia delle dogane e dei Monopoli (“ADM”). In Greece, the operation of gaming machines and remote gaming is regulated by the Hellenic Gaming Commission. In addition, we are licensed or certified (as applicable) in a number of other jurisdictions by regulators such as the Malta Gaming Authority, Licensing Authority of Gibraltar, the Alderney Gambling Control Commission, the Belgian Commission, Autorité Des Marchés Financiers (Quebec) and state regulators in various jurisdictions in North America.

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

Italy

We operate two different gaming businesses in Italy. We provide platform and games for video lottery terminals and we also supply platforms for bets on Virtual Sports events to betting shops and online platforms. Our businesses are operated through the Italian branches of certain of our UK subsidiaries. These branches hold police licenses and are enrolled in the ADM Register of Gestori, as further described below. We supply our platform and games and Virtual Sports products only to operators licensed under Italian gaming laws and regulations.

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

Suppliers of gaming machines, including VLTs, must hold a police license (as prescribed by article 86, paragraph 3, of the Italian United Text of Public Security Law provided by the Royal Decree 18 June 1931, No. 773) and be enrolled in a registry prescribed by article 1, paragraph 82 of Law No. 220/2010 and managed by ADM (known as the “ADM Register of Gestori”). If a supplier of gaming machines is not enrolled in the ADM Register of Gestori, any agreement it enters into regarding the supply of gaming machines is null and void. In addition, if the enrollment is not renewed, existing agreements regarding the supply of gaming machines become null and void. Enrollment in the ADM Register of Gestori is subject to, among other things, a review of the suitability of the applicant business entity and its directors. In the event of a change of control of the entity enrolled in the ADM Register of Gestori (but not of such entity’s direct or indirect parent entities), the details of such change must be notified to the ADM and suitability must be reconfirmed.

Suppliers of Virtual Sports products are not required to hold a police license, be enrolled in the Register of Gestori or otherwise be licensed or registered.

Greece

In Greece, we supply VLTs, including the terminal machines themselves, the related online platforms and the games available on the machines, to brick-and-mortar gaming locations operated by OPAP, the country’s sole licensed operator of gaming machines. We supply such VLTs under a certification provided by the Hellenic Gaming Commission. We also supply Virtual Sports products within retail venues operated by OPAP and via self-service betting terminals within OPAP venues and supply interactive games and Virtual Sports to online operators in Greece including Stoiximan, OPAP and Novibet.

Greek Betting and Gaming Laws and Regulations: According to Article 44 par. 2 of Law 4002/2011, as well as according to HGC’s Decision No 225/2/25.10.2016 as well as Ministerial Decision 79314/23.07.2020 (GG B’ 3263/5 August 2020) as amended with Decision 13530 /02.02.2022 (GG B’ 356 03.02.2022) and again with Decision 187634/27.12.2022 (GG B’ 6716/2712.2022) and 79305/05.08.2020 (GG B’ 3262/5 August 2020), all suppliers of gaming machines in Greece must be certified by the HGC in order to legally supply, sell, lease, offer or distribute any VLT or virtual game or any other game of chance (i.e. games including wagers or bets and the result of which games depends, even partly, on the influence of luck). Moreover, for Manufacturers which are defined under the aforesaid Decision 79305 as “the person or entity which manufactures (indicatively, studies, designs, assembles, produces, programs) and in any way makes available to an Operator and/or Importer any Technical Means and Hardware, and has received a Suitability License by the HGC to this end, as well as the person that holds a license for a Studio”, Decision 79305, provides in Article 9 for a Suitability License provided a Manufacturers (type A.1 license) and in Article 10 to Importers/Distributors (type E1 and E2)Accordingly, manufacturers need to obtain a Suitability License Type A1, while importers/distributors need to obtain a Suitability License Type E1 or E2.

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

Content Development

We continually invest in new product development in each of our Gaming, Virtual Sports, Interactive and Leisure business segments. Inspired has a full stack game development structure, combining its proprietary technology frameworks together with some of the industry’s best math, art, creative and production personnel spread across 3 game studios (Inspired, Astra and Bell Fruit). We release over 100 games each year onto our own priority gaming system, Interactive Remote Gaming Server (“RGS”) and to our G2S clients around the world in markets such as North America, UK, Greece, Spain, Belgium, Italy, Sweden and more. Whilst many of our game launches are omni-channel, we have a focus on building the right game for the right market and take pride in tweaking and modifying the math and themes for the target player. In Virtual Sports, we combine graphical assets and software that controls those assets to schedule events and generate results via a random number generator, as well as supplying on demand versions of our content. In 2020, we launched the VPP product range. Using our award winning Virtuals assets, with our Interactive RGS and the addition of a Virtuals Bet Management System, VPP gives our operators a Virtuals Sportsbook in a box, with ease of integrations and operation. We account for our development costs as software development costs, and these are typically amortized over a two-year period.

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

Our Virtual Sports products are typically offered to operators on a participation basis, whereby we receive a portion of the gaming revenue generated, plus an upfront software license fee. With our participation-driven business model, our Virtual Sports segment produces approximately 99% of total revenue on a recurring basis under long-term contracts that average four years when entered into and we have historically had a 100% renewal rate over the last three years for contracts that expired.

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

Under our leisure contracts, we typically generate revenue on a participation-basis by participating, typically as a function of gross revenue from each terminal, in a percentage of volumes generated by these terminals. With our participation-driven or fixed weekly fee business model, approximately 100% of service revenue for our Leisure segment is recurring in nature and derived under long-term contracts that are usually between three and five years. Over the last three years, within the Leisure segment we have successfully renewed or extended the majority of major contracts that have expired.

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

As of December 31, 2023, we had approximately 1,700 employees, approximately 1,620 of which were full-time. Of those employees, over 600 were dedicated to delivering our digital gaming platforms, content and manufacturing. Approximately 70 of our employees were assigned to the ongoing operation of our network, through which we supply and maintain our products. Approximately 550 of our employees were involved in UK field operations. Our management, sales and administration teams accounted for approximately 200 employees.

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

The terms of our intellectual property registrations vary based on the type of registration and the date and jurisdiction of filing or grant. European and UK trademark registration lasts for 10 years but can be renewed indefinitely. European and UK design registration lasts for five years but it can be renewed four times (giving a maximum total of 25 years of protection). European and UK patents can only be renewed for up to 20 years. U.S. design patents expire 15 years from the date of grant, and the term of utility patents generally expires 20 years from the date of filing of the first non-provisional patent application in a family of patents. The actual protection afforded by a patent depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the applicable country.

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

Corporate Information

We maintain a website at www.inseinc.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available free of charge through the Investors link on our website as soon as reasonably practical after they are electronically filed with or furnished to the SEC. Also available on our website are our Code of Ethics, as well as the charters of the audit, compensation and nominating and corporate governance committees of the Board of Directors. Information on our website is not incorporated into this report. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

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

●

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. Failure to remediate the material weaknesses or any other material weaknesses that we identify in the future could result in material misstatements in our financial statements.

●	We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.

●	Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties.

●	Our results of operations fluctuate due to seasonality and other factors and, therefore, our periodic operating results are not guarantees of future performance.

●	Our industry is subject to strict government regulations that could limit our existing operations and have a negative impact on our ability to grow.

●	Our industry is subject to regulations that set parameters for levels of gaming or wagering duty, tax, stake, prize and return to player.

●	We may be adversely affected by disruptions to our transaction gaming and lottery systems, as well as disruptions to our internal enterprise and information technology systems.

●	Our directors and key personnel are subject to the approval of certain regulatory authorities, which, if withheld, would require us to sever our relationship with non-approved individuals, which could adversely impact our operations.

●	Licensing and gaming authorities have significant control over our operations and ownership and could cause us to redeem certain stockholders on potentially disadvantageous terms.

●	Certain of our executive officers and directors could be affiliated with entities engaged in business activities similar to those conducted by us in the future and, accordingly, may have conflicts of interest in determining whether a particular business opportunity should be presented to us or to another entity.

●	We have operations in a variety of countries, which subjects us to additional risks.

●	We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

●	Because tax laws and regulations are subject to interpretation and uncertainty, tax payments may ultimately differ from amounts currently recorded by the Company.

●	We may be unable to develop sufficient new products and product lines and integrate them into our existing business, which may adversely affect our ability to compete; our expansion into new sectors may present competitive and regulatory challenges that differ from current ones.

●	We may be required to recognize impairment charges related to goodwill, identified intangible assets and property and equipment or to take write-downs or write-offs, restructuring or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could have an adverse effect on your investment.

●	Volatility or disruption in the financial markets could materially adversely affect our business and the trading price of our common stock.

●	Global economic conditions could have an adverse effect on our business, operating results and financial condition.

Risks Relating to Our Business and Industry

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. Failure to remediate the material weaknesses or any other material weaknesses that we identify in the future could result in material misstatements in our financial statements.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we perform activities that include reviewing, documenting and testing our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain an effective internal control environment, we could suffer misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal control over financial reporting. For further discussion of the material weaknesses, see Item 4, Controls and Procedures.

Management is committed to maintaining a strong internal control environment and is working towards achieving effective controls. Management anticipates that the new controls, as implemented and when tested for a sufficient period of time, will remediate the material weaknesses. We may not be successful in promptly remediating the material weaknesses identified by management, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and as a result, our stockholders could lose confidence in our financial results, which could harm our business and the value of our shares.

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

Generally, customer contracts in our Gaming, Virtual Sports and Interactive business segments are for initial terms of three to five years, but longer in certain territories, with renewals at the customer’s option. Generally, our customer contracts within the Leisure business segment are for terms of four to six years (although in certain cases they are longer), but certain customers have options for early termination under certain circumstances or to reduce machines volumes in certain circumstances, and we may face pressure to renew or upgrade terminals during the lives of these contracts, which could adversely affect revenue or our return on capital and leave us with surplus terminals. At any given time, we have multiple substantial customer contracts that have years to run and others that may be nearing expiration or renewal, which we may lose if we cannot compete effectively to retain their business.

There can be no assurance that current contracts will be extended or that we will be awarded contract extensions or new contracts as a result of competitive bidding processes or otherwise. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenue.

Changes in applicable gambling regulations or taxation regimes may affect the revenue or profits generated by the contracts we enter into with our customers. Many of the contracts we have with our customers are on revenue-sharing (net of gaming taxes) terms, and therefore changes which adversely affect our customers may also adversely affect us. In addition, any such changes may cause our customers to seek to renegotiate their contracts, may alter the terms on which such customers are prepared to renew their contracts and may affect their ability or willingness to renew their contracts.

We rely on a relatively small number of customers for a significant portion of our sales, and the loss of, or material reduction in, sales to any of our top customers could have an adverse effect on our business, results of operations, financial condition and prospects.

Certain key customers, including certain UK, Italian and Greek gaming terminal customers and certain Virtual Sports customers, make a significant contribution to our revenue and profitability. Our top ten customers generated approximately 57% of total revenue and two customers generated more than 10% of total revenue in the year ended December 31, 2023. We expect that these customers will continue to represent a significant portion of our sales in the future. However, the loss of any of our top customers, whether through contract expiry and non-renewal, breach of contract or other adverse factors could materially adversely affect our revenue or return on capital and leave us with surplus terminals. Moreover, if any of these customers experience reduced revenue, such reduction could adversely affect any revenue-sharing arrangements we have with those customers, reduce our own revenue and adversely affect our financial results.

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

Although the company continuously takes significant steps to mitigate cybersecurity risk across a range of functions, such measures can never eliminate the risk entirely or provide absolute security, and the Company has experienced and expects to continue to experience cyberattacks on its information systems. While there have not been cybersecurity incidents or vulnerabilities that have had a material adverse effect on the company, there is no assurance that there will not be cybersecurity incidents or vulnerabilities that will have a material adverse effect in the future.

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

Our revenue is subject to a number of variations. Equipment sales and software license revenue usually reflect a limited number of large transactions, which may not recur on an annual basis. Consequently, revenue and operating results can vary substantially from period to period as a result of the timing of equipment sales and software licensing. In addition, revenue may vary depending on the timing of contract awards and renewals, changes in customer budgets and general economic conditions. A proportion of our revenue is subject to regular seasonal variations of the sort often related to seasonal consumer behavior, income from the Leisure business segment is generally strongest in the spring and summer, predominantly in Leisure parks, and in Italy and Greece we experience reductions in revenue in the summer.

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

The regulatory environment in any particular jurisdiction may change in the future, and any such change could have an adverse effect on our results of operations or business in general. Moreover, there can be no assurance that the operation of SBG terminals, Video Lottery Terminals or other Terminals, Virtual Sports betting, betting online, lottery or other forms of wagering systems will be approved, certified or found suitable by additional jurisdictions or that those jurisdictions in which these activities are currently permitted will continue to permit such activities in their existing forms (stricter regulations, including regulation relating to age verification, could come into force which could have adverse impacts on the Company) or at all. While we believe that we have the means to continue to develop procedures and policies designed to comply with and monitor the requirements of evolving laws, there can be no assurance that law enforcement agencies, governmental agencies or gaming regulatory authorities, whether in existing or new jurisdictions, will not seek to restrict our business or otherwise institute enforcement proceedings or other legal claims against the Company. Moreover, in addition to the risk of such enforcement actions or claims, we are also at risk from loss of business reputation in the event of any potential legal or regulatory investigation whether or not we are ultimately accused of or found to have committed any violations.

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

We supply certain of our products to operators who operate gaming websites. Some of those operators may take bets from customers in sectors where no gaming laws or regulations exist and where the provision of online gaming is effectively unregulated. Although the Company seeks to ensure that its customers only take bets in sectors where online gaming is legal, if any of those operators is subjected to investigatory or enforcement action for acting otherwise, this could result in the operator suffering interventions ranging from special conditions being applied to its licenses, license suspension or license loss, or the operator otherwise withdrawing from or curtailing its activities in its sector. Any such developments could adversely affect such operator’s revenue and in turn adversely affect our earnings from such operator. The Company may itself be subject to investigatory or enforcement action (if and to the extent that local laws or the laws of other jurisdictions in which the Company operates impose liability on suppliers for the activities of the customers that they supply or for receiving funds that are deemed to be illegal because of such activities). We seek to protect ourselves against any such liability for the activities of the operators that we supply, including by contractually requiring those operators not to operate in certain territories and only supplying operators who we have reviewed to determine whether they uphold the requisite standards of regulatory and legal compliance. Nonetheless, there is a risk that we may fail to undertake sufficient due diligence, fail to receive accurate information on which to conduct due diligence, or become subject to investigatory or enforcement action should we or any of our customers be accused of breaching any regulations or laws. Any such action may adversely affect our standing with gaming regulators and our ability to obtain and retain required licenses and other approvals in other jurisdictions.

We may be required to obtain and maintain licenses and certifications from various state and local jurisdictions in order to operate certain aspects of our business and we and our key personnel and certain security holders may be subject to extensive background investigations and suitability standards. We may also become subject to regulation in any other jurisdiction where our customers are permitted to operate in the future. Licenses and ongoing regulatory compliance can be costly. There can be no assurance that we will be able to obtain new licenses or renew any of our existing licenses, and the loss, denial or non-renewal of any of our licenses could have an adverse effect on our business. Generally, regulatory authorities have broad discretion when granting, renewing or revoking approvals and licenses. Our failure, or the failure of any of our key personnel, systems or machines, in obtaining or retaining a required license or approval in one jurisdiction could have a negative impact on our ability (or the ability of any of our key personnel, systems or gaming machines) to obtain or retain required licenses and approvals in other jurisdictions. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic area where we may operate and generate revenue, decrease our share in the gaming marketplace and put us at a disadvantage compared with our competitors. In addition, the levy of substantial fines or forfeiture of assets could significantly harm our business, financial condition and results of operations.

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

Additionally, we maintain a large number of games and terminals and jackpot systems, which rely on algorithms and software designed to pay out winnings to players at certain ratios. Our systems, testing and processes to monitor and ensure the payout of games are continually reviewed and enhanced, and are additionally reviewed and tested by third-party expert test houses. There can be no assurance that our business might not be affected by a malicious or unintentional breach or technical error, failure or lapse which could have an adverse impact on payout ratios which would consequently have an adverse effect on our business in the form of lost revenue or penalty payments to players or customers. Gaming regulators may take enforcement action against us (including the imposition of significant fines) where the payout ratios fall below the ratios advertised to customers, or our software, networks, systems, games and/or products otherwise suffer from technical error, failure or lapse.

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

Our revenue can vary substantially from period to period and you should not rely upon our periodic operating results as indications of future performance.

Our revenues are subject to variations. Wagering equipment sales and software license revenue usually reflect a limited number of large transactions, which may not recur on an annual basis. Consequently, revenue and operating results can vary substantially from period to period as a result of the timing of major equipment sales and software license revenue. In addition, revenue may vary depending on the timing of contract awards and renewals, changes in customer budgets and general economic conditions. Revenue may also vary based on adverse sequences of payouts of prizes, unusual jackpot wins, and other variations in game margin.

Our business could also be affected by natural or man-made disasters such as floods, storms or terrorist attacks. We have taken steps to have disaster recovery plans in place but there can be no assurance that such an event would not have a significant adverse impact on our business.

We have operations in a variety of countries, which subjects us to additional risks.

We are a global business and derived substantially all of our revenue outside the United States during the year ended December 31, 2022. In the year ended December 31, 2023, we earned approximately 78% of our revenue from our operations in the UK, 8% of our revenue from our operations in Greece, and 14% of our revenue from our operations in the rest of the world. Our business in foreign markets subjects us to risks customarily associated with such operations, including:

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

Our consolidated financial results are significantly affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than U.S. Dollars, and from the translation of foreign currency balance sheet accounts into GBP-denominated or USD-denominated balance sheet accounts. Exposure to currency exchange rate fluctuations exists and will continue because a significant portion of our revenue is denominated in currencies other than the USD, particularly the British pound (“GBP”) and the Euro. Exchange rate fluctuations have in the past adversely affected operating results and cash flows and may continue to adversely affect our results of operations and cash flows and the value of assets.

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

Because a substantial part of our revenue is recurring in nature, our medium to long term results of operations, cash flows and financial condition could be negatively affected if any of our customers were sold to or merged with other customers, or if consolidation in the gaming industry were otherwise affected. Consolidation among gaming operators could result in our customers using more products and services of our competitors or reducing their spending on our products, or could otherwise cause downward pricing pressures, any of which outcomes could negatively affect our business.

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

Customers of our SBG products may request us to incur capital expenditures to provide gaming terminals to support their land-based operations. While we seek to obtain what we believe to be satisfactory rates of return on such investments, these capital expenditures can be meaningful and may be concentrated within short periods of time. To the extent that we have insufficient access to capital or liquidity at the time that a customer, or prospective customer, makes such a request, we may be at a competitive disadvantage in retaining or attracting such customer. Such a circumstance could have an adverse effect on our business, financial condition, results of operations or prospects.

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

As of December 31, 2023, our senior debt consisted of an aggregate of £235.0 million ($299.6 million) of Senior Secured Notes (carrying an interest rate of 7.875% per annum, and maturing on June 1, 2026), and we had £20.0 million ($25.5 million) of credit facility borrowings available under the RCF Agreement, with £15.0 million ($19.1 million) drawn as of December 31, 2023 (see Note 13).

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

We have a participation-driven business model, whereby a significant amount of our revenue is generated from the gaming revenue of our customers, typically as a percentage of gross revenue. Accordingly, our results of operation and financial condition have been and are expected to continue to be influenced by the ability of our customers to attract and maintain players. The ability of our customers to attract and maintain players depends on a number of factors, including player gaming preferences, marketing of our products and player perceptions of our customers. If we are unable to provide our customers with products that players find engaging or fail to perform our obligations in maintaining the products we provide to our customers, players may reduce the amount they spend with our customers, which in turn may have an adverse effect on our results of operations (see “—We may be unable to identify and develop sufficient new products and product lines and integrate them into our existing business, which may adversely affect our ability to compete; our expansion into new sectors may present competitive and regulatory challenges that differ from current ones.”). Under most of our contracts, our customers are under no obligation to market our products and therefore we are dependent on our customers in promoting our products to maintain and attract players. Failure by our customers to effectively market our products may result in decreased gaming revenue for our customers from our products, which may have an adverse effect on our results of operations. Player perception of our customers may also impact the willingness of players to engage with our customers, which in turn may have an adverse effect on our results of operation.

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

Our business relies on stable and efficient financial markets. Any disruption in the credit and capital markets could adversely impact our ability to obtain financing on acceptable terms. Volatility in the financial markets could also result in difficulties for financial institutions and other parties that we do business with, which could potentially affect the ability to access financing under existing arrangements. We are exposed to the impact of any global or domestic economic disruption, including any potential impact of the decision by the UK to exit the EU and the sovereign debt crises in certain Eurozone countries where we do business. Our ability to continue to fund operating expenses, capital expenditures and other cash requirements over the long term may require access to additional sources of funds, including equity and debt capital markets, and market volatility and general economic conditions may adversely affect our ability to access capital markets. In addition, the inability of our vendors to access capital and liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, or the insolvency of our vendors, could lead to their failure to deliver merchandise. If we are unable to purchase products when needed, our sales could be materially adversely affected. Accordingly, volatility or disruption in the financial markets could impair our ability to execute our growth strategy and could have an adverse effect on the trading price of our common stock.

Currency exchange rate fluctuations could result in lower revenue, higher costs and decreased margins and earnings.

We conduct purchase and sale transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates globally. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of the UK’s June 23, 2016 referendum in which voters approved Brexit and subsequent entry into and ratification of a withdrawal agreement as of January 29, 2021 followed by an agreement of the terms of a trade and cooperation agreement effective as of December 31, 2021. It is possible that sovereign debt crises in certain Eurozone countries could lead to the abandonment of the Euro and the reintroduction of national currencies in those countries. International revenue and expenses generally are derived from sales and operations in various foreign currencies, and this revenue and these expenses could be affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into USD for consolidated financial reporting, as weakening of foreign currencies relative to the USD will adversely affect the USD value of the Company’s foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations could have an adverse effect on our results of operations and financial condition.

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

The uncertain state of the global economy continues to affect businesses around the world, most acutely in emerging markets and developing economies. If global economic and financial market conditions do not improve or deteriorate, the following factors could have an adverse effect on our business, operating results and financial condition:

●	Slower consumer spending may result in reduced demand for our products, reduced orders from retailers for our products, order cancellations, lower revenue, higher discounts, increased inventories and lower gross margins;

●	In the future, we may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so;

●	We conduct transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates relative to the USD. Continued volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies could have a significant impact on our reported operating results and financial condition;

●	Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain could have an adverse effect on our costs, gross margins and profitability;

●	If operators or distributors of our products experience declining revenue or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, late retailer payments, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense;

●	If operators or distributors of our products experience severe financial difficulty, some may become insolvent and cease business operations, which could negatively affect the sale of our products to consumers; and

●	If contract manufacturers of our products or other participants in our supply chain experience difficulty obtaining financing in the capital and credit markets to purchase raw materials or to finance capital equipment and other general working capital needs, it may result in delays or non-delivery of shipments of our products.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

The Company maintains a governance structure to address cybersecurity risk, which involves a dedicated Information Security Team (the “Information Security Team”), an Information Security Governance Board (the “Information Security Governance Board”), the Audit Committee of the Board and the Board.

The Company’s Information Security Team, led by our Director of Information Security, is responsible for identifying, assessing, mitigating, and reporting on material cybersecurity risks to the Company’s Information Security Governance Board. The Company’s Director Information Security holds high-level licenses and certifications relating to information security, including being a Certified Chief Information Security Officer and holding a BCS Foundation Certificate in Formation Security Management Principles. The Company’s Information Security Governance Board, chaired by the Company’s Director of Information Security and comprised of the General Counsel, the President & Chief Executive Officer, the Interim Chief Financial Officer, and the Chief Technology Officer - Product, drives awareness and alignment across broad stakeholder groups for cybersecurity governance and risk management and reporting. The Information Security Governance Board receives quarterly reports from the Company’s Director of Information Security. The Audit Committee receives at least quarterly reports from the Company’s Director of Information Security. The Audit Committee periodically reports to the Board.

We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. Our cybersecurity program is aligned with industry standards and best practices, such as ISO 27001. We conduct periodic risk assessments to identify the potential impact and likelihood of various cyber scenarios, including those involving third-party service providers, and to determine the appropriate mitigation strategies and controls. We use various tools and methodologies to manage cybersecurity risk, including implementation of a business continuity process that includes a comprehensive Incident Response Plan and Procedure that is reviewed on a regular cadence. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests, threat intelligence feeds, and external audits by an independent third party. The Company maintains the ISO 27001 accreditation. We maintain a vendor onboarding program pursuant to which third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices. The Company’s assessment of risks associated with use of third-party providers is part of the Company’s overall cybersecurity risk management program.

The Company also maintains a training program (“Training Program”), which is designed, implemented, and maintained by the Company’s Director of Information Security. This Training Program reinforces the Company’s information technology risk and security management policies, standards and practices, as well as the expectation that employees comply with these policies and engages personnel through training on how to identify potential cybersecurity risks and protect the Company’s resources and information, as well as how to respond to unauthorized access to or use of Company information. The Training Program training is mandatory for all employees at least annually, and it is supplemented by Company-wide assessment initiatives, including periodic phishing campaigns.

Although we have designed our cybersecurity program and governance procedures above to mitigate cybersecurity risks, we face unknown cybersecurity risks, threats and attacks. To date, these risks, threats or attacks have not had a material impact on our operations, business strategy or financial results, but we cannot provide assurance that they will not have a material impact in the future. See the section entitled “Risk Factors” included elsewhere in this Annual Report for further information. We continuously work to enhance our cybersecurity risk management program.

ITEM 2. PROPERTIES.

As of December 31, 2023, the Company occupied approximately 240,000 square feet of leased space in the UK, 1,000 square feet of leased space elsewhere in Europe, 3,200 square feet in New York and 17,000 square feet in Kochi, India. The primary locations were as follows:

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

ITEM 3. LEGAL PROCEEDINGS.

Securities Matters Arising From the Company’s Restated Financial Statements and Related Matters

On March 12, 2024, the Company received a subpoena from the SEC seeking documents concerning, among other things, the Company’s recently restated financial statements. The Company intends to comply with the subpoena and is cooperating with the SEC’s inquiry.

The Company cannot predict the ultimate outcome or timing of the SEC investigation, what if any actions may be taken by the SEC, or the effect that such actions may have on the business, prospects, operating results and financial condition.  The resolution of the SEC investigation may result in substantial monetary penalties or settlement costs.  However, at this time, Management believes that the ultimate outcome and timing of the SEC investigation remains uncertain and is not estimable given the broad range of potential outcomes.

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

Holders

As of April 11, 2024, there were 33 holders of record of our common stock. This does not include the number of stockholders who hold shares of our common stock through banks, brokers or other financial institutions.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no share repurchase activities for the three months ended December 31, 2023.

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

ITEM 6. Reserved

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

Forward-Looking Statements

We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For definitions of the term Forward-Looking Statements, see the definitions provided in the Cautionary Note Regarding Forward-Looking Statements at the start of this Annual Report on Form 10-K for the twelve month period ended December 31, 2023.

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

For the twelve months ended December 31, 2023, we derived approximately 78% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), 8% from Greece, and the remaining 14% across the rest of the world. The UK percentage was impacted by specific Hardware sales, which generally result in a lower margin (“Low Margin sales”), this increased UK revenue for the twelve-month period by 13%. During the twelve months ended December 31, 2022, we derived approximately 74%, 8% and 18% of our revenue from those regions, respectively.

As of December 31, 2023, our non-current assets (excluding goodwill) were attributable as follows: 71% to the UK, 12% to Greece and 17% across the rest of the world. As of as of December 31, 2022, our non-current assets (excluding goodwill) were attributable as follows: 79% to the UK, 6% to Greece and 15% across the rest of the world.

Foreign Exchange

Our results are affected by changes in foreign currency exchange rates because of the translation of foreign functional currencies into our reporting currency and the re-measurement of foreign currency transactions and balances. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. The geographic region in which the largest portion of our business is operated is the UK and GBP is our functional currency. Our reporting currency is the U.S. dollar (“USD”). Our results are translated from our functional currency of GBP into the reporting currency of USD using average rates for profit and loss transactions and applicable spot rates for period-end balances. The effect of translating our functional currency into our reporting currency, as well as translating the results of foreign subsidiaries that have a different functional currency into our functional currency, is reported separately in Accumulated Other Comprehensive Income.

During the twelve months ended December 31, 2023, we derived approximately 22% of our revenue from sales to customers outside the UK, compared to 26% during the twelve months ended December 31, 2022.

In the section “Results of Operations” below, currency impacts shown have been calculated as the current-period average GBP:USD rate less the equivalent average rate in the prior period, multiplied by the current period amount in our functional currency (GBP). The remaining difference, referred to as functional currency at constant rate, is calculated as the difference in our functional currency, multiplied by the prior-period average GBP:USD rate. This is not a measure used in generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”), but is one which management believes gives a clearer indication of results. In the tables below, variances in particular line items from period to period exclude currency translation movements, and currency translation impacts are shown independently.

Key Events

During the twelve-month period in the Gaming segment, we completed the full rollout of 6,300 “Vantage” terminals into two major customers, the majority of which are “Low Margin sales” resulting in $30.6m of revenue in the year, in addition to refreshing the Greek estate with the delivery of 2,000 new “Valor” and 500 new “Vantage” terminals. Inspired announced the launch of a new VLT system for Codere in partnership with Cristaltec and went live with a third North American territory with the commencement of a six-month trial of “Valor” terminals.

The Virtual Sports segment announced a new partnership with Aristocrat Gaming™ to bring a new virtual sports experience to football fans worldwide through their global licensing agreement with the NFL.

The Interactive segment went live with thirty new operators including 32Red, AGLC, the Score, PlanetWin 365 (Italy), ATG (Sweden), Crowd Entertainment, Hard Rock, Holland Casino and ESPN.

The Leisure segment commenced operations at a new Holiday Park location with operator Butlins and successfully concluded the technical trial of our new “Vantage” Category C cabinet with the commercial trial commencing in the final quarter.

Agreements signed in the year include a new four-year agreement with BoyleSports (Gaming Segment). Long-term contract extensions with SNAITech and bet365 and a new contract, which resulted in the live launch with Mozzartbet for V-Play Plug & Play™ in three new African territories (Virtual Sports segment). A new four-year agreement with Stonegate Group, one of the largest UK operators of Pubs in the managed, leased and tenanted sectors, a three-year agreement with Whitbread and a five-year contract renewal with JD Wetherspoon for the supply of over 2,000 Category C gaming machines (for use in Pubs and other Alcohol licensed venues, plus Bingo halls) strengthening our position in the Pubs sector with a new agreement signed with Verdant and a contract extension with Center Parcs (Leisure segment).

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

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the periods ended December 31, 2023 and December 31, 2022, the average GBP:USD rates were for the twelve-month period 1.25 and 1.23, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the twelve-month period ended December 31, 2023, compared to the same period in 2022; and

●	a discussion and analysis of the results of operations for each of the Company’s segments (Gaming, Virtual Sports, Interactive and Leisure) for the twelve-month periods ended December 31, 2023, compared to the same period in 2022, including KPI analysis.

A discussion and analysis of the Company’s consolidated results of operation and results of operations for each of the Company’s segments for the twelve-month period ended December 31, 2022, compared to the same period in 2021, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Form 10-K/A for the fiscal year ended December 31, 2022 filed with the SEC on February 27, 2024. There were no significant changes in the trends, discussions and analyses included therein. Refer to Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” of the accompanying audited financial statements for further details related to the Restatement and correction of errors and the impact on our consolidated financial statements and underlying financial data.

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

Overall Company Results

Twelve Months ended December 31, 2023, compared to Twelve Months ended December 31, 2022

	For the Twelve-Month		Variance
	Period ended		December 31, 2023 vs December 31, 2022
(In millions)	December 31, 2023	December 31, 2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$261.2	$248.4	$3.0	$9.8	4%	5%
Product	61.8	33.2	1.5	27.1	82%	86%
Total revenue	323.0	281.6	4.5	36.9	13%	15%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(75.1)	(71.4)	(1.3)	(2.4)	3%	5%
Cost of Product	(52.6)	(21.9)	(1.0)	(29.7)	136%	140%
Selling, general and administrative expenses	(104.3)	(91.1)	(0.7)	(12.5)	14%	14%
Stock-based compensation	(11.2)	(10.8)	(0.1)	(0.3)	3%	4%
Acquisition and integration related transaction expenses	-	(0.5)	-	0.5	(100)%	(100)%
Depreciation and amortization	(39.9)	(39.9)	(0.5)	0.5	(1)%	0%
Net operating Income (Loss)	39.9	46.0	0.9	(7.0)	(15)%	(13)%
Other income (expense)
Interest expense, net	(27.7)	(25.3)	(0.4)	(2.0)	8%	9%
Profit on disposal of trade & assets	-	0.9	(0.1)	(0.8)	(89)%	(100)%
Other finance income (expense)	0.4	1.1	-	(0.7)	(64)%	(64)%
Total other income (expense), net	(27.3)	(23.3)	(0.5)	(3.5)	15%	17%
Income (loss) before income taxes	12.6	22.7	0.3	(10.4)	(46)%	(44)%
Income tax expense	(5.0)	(2.1)	(0.1)	(2.8)	133%	138%

Net Income (Loss)	$7.6	$20.6	$0.2	$(13.2)	(64)%	(63)%

Exchange Rate - $ to £	1.24	1.23

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue

Consolidated Reported Revenue by Segment

●	There were no Low Margin sales for the twelve-month period ended December 31, 2022. For the twelve-month period ended December 31, 2023 Low margin-related revenue was $30.6 million.

For the twelve month period ended December 31, 2022, revenue on a functional currency (at constant rate) basis increased by $36.9 million, or 13.1%.

For the twelve-month period ended December 31, 2023 Leisure revenue reduced by $0.5 million, Gaming service revenue grew by $2.0 million, Virtual Sports grew by $1.5 million mainly due to Retail and Interactive grew by $1.5 million.

Cost of Sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, for the twelve-month period ended December 31, 2023, increased by $32.1 million, or 34% over the twelve-month period ended December 31, 2022. The increase was driven by Cost of Service of $2.4 million and a $29.7 million increase in Cost of Product inclusive of Low Margin sales activity.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses for the twelve-month period ended December 31, 2023 increased by $12.5 million, or 13.7% over the twelve-month period ended December 31, 2022.

The increase in the twelve-month period ended December 31, 2023 was mainly driven by the below Adjusted EBITDA costs inclusive of group restructure costs $3.1 million and restatement of previously issued financial statements $5.0 million in 2023 partially offset by group simplification activity in 2022 of $0.7 million with the remaining $5.1 million relating to Non-Staff costs of which the largest increases were for Professional fees due to the change in Audit provider during the year $1.7 million and Exhibition costs $1.2 million not incurred in the previous year.

Stock-based compensation

During the twelve-month period ended December 31, 2023, the Company recorded expenses of $11.2 million, compared to expenses of $10.8 million, for the twelve month period ended December 31, 2022. All expenses related to outstanding awards, but the twelve months ended December 31, 2023, included $0.4 million of shares that fully vested on the date of grant.

Acquisition and integration related transaction expenses

During the twelve months ended December 31, 2023 there were no cost was recorded for acquisition and integration whereas during the twelve months ended December 31, 2022, the Company recorded an expense of $0.5 million related to integration costs for the Company’s acquisition of both Gaming Technology Group of Novomatic UK Ltd., and acquisition costs of Sportech Lotteries, LLC as well as costs relating to potential acquisitions.

Depreciation and amortization

On a reported basis depreciation and amortization were flat for the twelve-month period ended December 31, 2023 with a decrease on a functional currency basis of $0.5 million.

Net operating income / Net Income

During the twelve-month period ended December 31, 2023 net operating income was $39.9 million, a decrease of $7.0 million over the twelve-month period ended December 31, 2022. This decrease was attributable primarily to the increase in SG&A cost of $12.5 million which was predominantly driven by below Adjusted EBITDA costs inclusive of group restructure costs $3.1 million and restatement of previously issued financial statements $5.0 million in 2023 partially offset by group simplification activity in 2022 of $0.7 million partially offset by the gain in gross margin of $4.8 million.

Interest expense increased by $2.0 million mainly due to the increase in foreign exchange movements on bank accounts. plus the termination of swaps and the draw on the revolver in 2023.

Profit on disposal of trade and assets had a decrease of $0.9 million as the prior-year included the sale of Italian trading assets.

Other finance income decreased by $0.7 million to $0.4 million.

Income tax expense increased by $2.9 million relating to the impact of US losses brought forward not being sufficient to offset the 2023 taxable profits.

For deferred tax we recorded a valuation allowance against all our deferred tax assets as of both December 31, 2023, and December 31, 2022. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

During the twelve-month period ended December 31, 2023 net income was $7.6 million, an decrease of $13.2 million year-over-year, primarily due to the decrease in net operating income $7.0 million, an increase in interest expense, net $2.0 million, a decrease in profit on disposal $0.9 million, a decrease in other finance income $0.7 million and an increase in income tax expense of $2.8 million.

Segment Results (for the twelve months ended December 31, 2023, compared to the twelve months ended December 31, 2022)

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

Gaming, Key Performance Indicators

	For the Twelve-Month Period ended		Variance December 31, 2023 vs December 31, 2022
Gaming	December 31, 2023	December 31, 2022		%

End of period installed base (# of terminals) (2)	34,500	34,903	(403)	(1.2)%
Total Gaming - Average installed base (# of terminals) (2)	34,563	34,681	(118)	(0.3)%
Participation - Average installed base (# of terminals) (2)	30,305	31,268	(963)	(3.1)%
Fixed Rental - Average installed base (# of terminals)	4,258	3,412	846	24.8%
Service Only - Average installed base (# of terminals)	11,688	16,584	(4,896)	(29.5)%
Customer Gross Win per unit per day (1) (2)	£96.5	£91.0	£5.5	6.0%
Customer Net Win per unit per day (1) (2)	£70.5	£66.5	£4.0	6.0%
Inspired Blended Participation Rate	5.6%	5.7%	(0.1)%
Inspired Fixed Rental Revenue per Gaming Machine per week	£47.5	£48.5	£(1.0)	(2.1)%
Inspired Service Rental Revenue per Gaming Machine per week	£5.1	£4.7	£0.4	8.5%
Gaming Long term license amortization (£’m)	£2.6	£4.3	£(1.7)	(39.5)%
Number of Machine sales	9,475	3,027	6,448	213.0%
Average selling price per terminal	£4,890	£7,843	£(2,953)	(37.7)%

(1)	Includes all SBG terminals in which the Company takes a participation revenue share across all territories.

(2)	Includes circa 2,500 of lottery terminals where the share is on handle instead of net win.

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

“Customer Gross Win per unit per day” is a KPI used by our management to (i) assess impact on the Company’s revenue, (ii) determine changes in the performance of the overall market and (iii) evaluate the impact of regulatory change and our new content releases on our customers. Customer Gross Win per unit per day is the average per unit cash generated across all Gaming terminals in which the Company takes a participation revenue share across all territories in the period, defined as the difference between the amounts staked less winnings to players divided by the Average Installed Base in the period, then divided by the number of days in the period.

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

	For the Twelve-Month Period ended		Variance December 31, 2023 vs December 31, 2022
(In £ millions)	December 31, 2023	December 31, 2022		%
Gaming Recurring Revenue
Total Gaming Revenue	£114.1	£90.4	£23.7	26.2%

Gaming Participation Revenue	£44.3	£43.5	£0.8	1.8%
Gaming Project Recurring Revenue	£0.9	£0.4	£0.5	125.0%
Gaming Other Fixed Fee Recurring Revenue	£13.7	£12.6	£1.1	8.7%
Gaming Long-term license amortization	£2.7	£4.3	£(1.6)	(37.2)%
Total Gaming Recurring Revenue *	£61.6	£60.8	£0.8	1.3%
Gaming Recurring Revenue as a % of Total Gaming Revenue †	54.0%	67.3%	(13.3)%

Total Gaming excluding VAT -related revenue	£114.1	£89.6
Gaming Recurring Revenue as a % of Total Gaming Revenue (excluding VAT-related revenue)	54.0%	67.8%
Gaming Recurring Revenue as a % of Total Gaming Revenue (excluding Low Margin Sales) †	68.6%	67.3%

*	Does not reflect Low Margin-related revenue.

†	Total Gaming Revenue for the twelve-month period ended December 31, 2023 has no VAT-related revenue, the twelve-month period ended December 31, 2022, includes £0.8 million of VAT-related revenue, which is not reflected in Gaming Recurring Revenue for that period. Excluding VAT-related revenue, Gaming Recurring Revenue was 53% and 67%%, respectively of Total Gaming Revenue for such period. Total Gaming Revenue for the twelve-month period ended December 31, 2023 includes £24.8 million of Low Margin sales. For the twelve-month period ended December 31, 2022 there are no Low Margin sales. Excluding Low Margin sales, Gaming Recurring Revenue was 68% of Total Gaming Revenue.

In the table above:

“Gaming Participation Revenue” includes our share of revenue generated from (i) our Gaming terminals placed in gaming and lottery venues; and (ii) licensing of our game content and intellectual property to third parties.

“Gaming Project Recurring Revenue” relates specifically to a single customer for machine estate upgrades and distribution.

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

	For the Twelve-Month Period ended		Variance
(In millions)	December 31, 2023	December 31, 2022	December 31, 2023 vs December 31, 2022		Total Functional Currency %

Service Revenue:
UK LBO	$40.4	$40.7	$(0.3)	(0.1)%	1.0%
UK VAT - Related Income	0.0	1.0	(1.0)	(100.0)%	(100)%
UK Other	13.9	12.1	1.8	14.9%	7.4%
Italy	2.7	2.7	0.0	0.0%	0.0%
Greece	18.7	18.1	0.6	3.3%	2.2%
Rest of the World	2.1	0.7	1.4	200.0%	200%
Lotteries	5.2	5.1	0.1	2.0%	2.0%

Total Service revenue	$83.0	$80.4	$2.6	3.2%	2.9%

Exchange Rate - $ to £	1.25	1.23

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming, Results of Operations

	For the Twelve-Month Period ended		Variance December 31, 2023 vs December 31, 2022
(In millions)	December 31, 2023	December 31, 2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$83.0	$80.4	$0.6	$2.0	2.5%	3.2%
Product	59.6	30.9	1.5	27.2	88.0%	92.9%
Total revenue	142.6	111.3	2.1	29.2	26.2%	28.1%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(24.6)	(23.7)	(0.4)	(0.5)	2.1%	3.8%
Cost of Product	(51.5)	(20.4)	(0.9)	(30.2)	148.0%	152.5%
Total cost of sales	(76.1)	(44.1)	(1.3)	(30.7)	69.6%	72.6%

Selling, general and administrative expenses	(22.5)	(23.8)	(0.2)	1.5	(6.3)%	(5.5)%

Stock-based compensation	(1.5)	(1.6)	0.0	0.1	(6.3)%	(6.3)%

Depreciation and amortization	(19.0)	(19.6)	(0.1)	0.7	(3.6)%	(3.1)%

Net operating Income (Loss)	$23.5	$22.2	$0.5	$0.8	3.6%	5.9%

Profit on disposal of trade & assets	0.0	0.9	(0.1)	(0.8)	(88.9)%	(100.0)%

Net Income (Loss)	$23.5	$23.1	$0.4	$0.0	0%	1.7%

Exchange Rate - $ to £	1.25	1.23

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

Gaming Revenue

During the twelve-month period, Gaming revenue increased by $29.2 million, or 26.2%, this was driven by a $2.0 million increase in Service revenue and $27.2 million increase in Product revenue.

The increase in Gaming Service revenue was driven by $1.4 million for North America, $1.1 million in the UK, $0.3 million in Greece and $0.1 million for Lotteries offset by no VAT-related revenue in 2023 of $1.0 million.

Product revenue increase was primarily driven by higher Product sales of $38.2 million in the UK inclusive of $30.0 million relating to Low Margin activity and $2.2 million higher sales in Europe offset by $13.8 million lower sales in North America compared to prior year.

Gaming Operating / Net Income

Net income was flat year-on-year on a functional currency basis with a decrease in gross margin of $1.5 million (mainly due to the expiration of software licenses for terminals installed in Greece in 2018 and the reduction in VAT-related revenue of $1.0 million) offsetting against the favorable SG&A, depreciation and amortization movements to arrive at a net operating income of $0.8 million offset by the decrease in profit on disposal of $0.8 million.

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

Virtual Sports, Key Performance Indicators

	For the Twelve-Month Period ended		Variance December 31, 2023 vs December 31,2022
	December 31, 2023	December 31, 2022		%
Virtuals
No. of Live Customers at the end of the period	56	66	(10)	(15.2)%
Average No. of Live Customers	57	65	(8)	(12.3)%
Total Revenue (£’m)	£45.3	£44.1	£1.2	2.7%
Total Revenue £’m - Retail	£10.2	£9.0	£1.2	13.3%
Total Revenue £’m - Online Virtuals	£35.2	£35.2	£-	0%

In the table above:

“No. of Live Customers at the end of the period” and “Average No. of Live Customers” represent the number of customers from which there is Virtual Sports revenue at the end of the period and the average number of customers from which there is Virtual Sports revenue during the period, respectively. During 2023 a number of smaller customers were turned off driving the reduction.

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

	For the Twelve-Month Period ended		Variance December 31, 2023 vs December 31,2022
(In £ millions)	December 31, 2023	December 31, 2021		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£45.3	£44.1	£1.2	2.7%

Recurring Revenue - Retail Virtuals	£9.9	£8.7	£1.2	13.8%
Recurring Revenue - Online Virtuals	£34.6	£35.1	£(0.5)	(1.4)%
Total Virtual Sports Long-term license amortization	£0.2	£-	£0.2	100%
Total Virtual Sports Recurring Revenue	£44.7	£43.8	£0.9	2.1%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	98.7%	99.3%	(0.6)%

“Recurring Revenue” includes our share of revenue generated from (i) our Virtual Sports products placed with operators; (ii) licensing our game content and intellectual property to third parties; and (iii) our games on third-party online gaming platforms that are interoperable with our game servers.

“Virtual Sports Long term license amortization” is the upfront license fee which is typically spread over the life of the contract.

Virtual Sports, Results of Operations

	For the Twelve-Month Period ended		Variance December 31, 2023 vs December 31, 2022
(In millions)	December 31, 2023	December 31, 2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$56.2	$54.2	$0.5	$1.5	2.8%	3.7%

Cost of Service	(1.4)	(1.8)	0.0	0.4	(22.2)%	(22.2)%

Selling, general and administrative expenses	(7.1)	(8.0)	(0.1)	1.0	(12.5)%	(11.3)%

Stock-based compensation	(0.4)	(0.7)	0.0	0.3	(42.9)%	(42.9)%

Depreciation and amortization	(3.3)	(2.7)	0.1	(0.7)	25.9%	22.2%

Net operating Income (Loss)	$44.0	$41.0	$0.5	$2.5	6.1%	7.3%

Exchange Rate - $ to £	1.25	1.23

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

Virtual Sports revenue

During the twelve-month period ended December 31, 2023 revenue increased by $1.5 million, or 2.8% driven by Retail Virtual Sports mainly for Greece where we have increased content and game scheduling frequency.

Virtual Sports operating income

Operating income increased by $2.5 million in the twelve-month period ended December 31, 2023. This increase was primarily due to the increase in gross margin of $1.9 million, a decrease in SG&A expenses of $1.0 million and in Stock-based compensation of $0.3 million offset by an increase in depreciation and amortization of $0.7 million.

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

Interactive, Key Performance Indicators

	For the Twelve-Month Period ended		Variance December 31, 2023 vs December 31, 2022
Interactive	December 31, 2023	December 31, 2022		%

No. of Live Customers at the end of the period	149	130	19	14.6%
Average No. of Live Customers	142	125	17	13.6%
No. of Live Games at the end of the period	290	270	20	7.4%
Average No. of Live Games	259	254	5	2.0%
Total Revenue (£’m)	£22.4	£16.7	£5.7	34.1%

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

Interactive, Recurring Revenue

All Interactive revenue in both years was recurring.

Interactive, Results of Operations

	For the Twelve-Month Period ended		Variance December 31, 2023 vs December 31, 2022
(In millions)	December 31,2023	December 31, 2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$27.9	$20.6	$0.4	$6.9	33.5%	35.4%

Cost of Service	(1.7)	(1.3)	0.0	(0.4)	30.8%	30.8%

Selling, general and administrative expenses	(10.8)	(8.0)	0.0	(2.8)	35.0%	35.0%

Stock-based compensation	(0.6)	(0.7)	0.0	0.1	(14.3)%	(14.3)%

Depreciation and amortization	(3.6)	(2.0)	0.0	(1.6)	80.0%	80.0%

Net operating Income (Loss)	$11.2	$8.6	$0.4	$2.2	25.6%	30.2%

Exchange Rate - $ to £	1.25	1.23

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

Interactive revenue

During twelve-month period ended December 31, 2023 revenue increased by $6.9 million, driven by recurring revenue growth due to the launch of new content across the estate, growth in the customer base in new, emerging and core markets and increased promotional activity through exclusive deals with tier-one customers.

Interactive operating income

Operating income for the twelve-month period ended December 31, 2023 increased by $2.2 million. This increase was driven by the increase in gross margin of $6.5 million, partially offset by a $2.8 million increase in SG&A expenses driven by the investment in staff and IT in the segment to help drive revenue and higher depreciation and amortization reflecting the heightened investment in this segment.

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

Leisure, Key Performance Indicators

	For the Twelve-Month Period ended		Variance December 31, 2023 vs December 31, 2022
Leisure	December 31, 2023	December 31, 2022		%

End of period installed base Gaming machines (# of terminals)	10,741	11,008	(267)	(2.4)%
Average installed base Gaming machines (# of terminals)	10,761	10,960	(199)	(1.8)%
End of period installed base Other (# of terminals)	4,209	4,646	(437)	(9.4)%
Average installed base Other (# of terminals)	4,371	5,306	(935)	(17.6)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	6,175	6,102	73	1.2%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	367	1,334	(967)	(72.5)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	3,048	3,216	(168)	(5.2)%
Inspired Leisure Revenue per Gaming Machine per week	£67.7	£64.3	£3.4	5.3%
Inspired Pub Digital Revenue per Gaming Machine per week	£70.0	£68.6	£1.4	2.0%
Inspired Pub Analogue Revenue per Gaming Machine per week	£34.7	£38.3	£(3.6)	(9.4)%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£93.5	£91.0	£2.5	2.7%
Inspired Other Revenue per Machine per week	£21.4	£19.7	£1.7	8.6%

Total Holiday Parks Revenue (Gaming and Non Gaming) (£’m)	£32.2	£30.0	£2.2	7.3%

(1)	Motorway Service Area machines

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

	For the Twelve-Month Period ended		Variance December 31, 2023 vs December 31, 2022
(In £ millions)	December 31, 2023	December 31, 2022		%
Leisure Recurring Revenue
Total Leisure Revenue	£77.2	£77.7	£(0.5)	(0.6)%

Total Leisure Recurring Revenue	£75.4	£75.4	£0.0	0.0%
Leisure Recurring Revenue as a Percentage of Total Leisure Revenue	97.7%	97.0%	0.7

Leisure, Results of Operations

	For the Twelve-Month Period ended		Variance December 31, 2023 vs December 31, 2022
(In millions)	December 31, 2023	December 31,2022	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$94.1	$93.2	$1.4	$(0.5)	(0.5)%	1.0%
Product	2.2	2.3	(0.1)	-	0.0%	(4.3)%
Total revenue	96.3	95.5	1.3	(0.5)	(0.5)%	0.8%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(47.4)	(44.6)	(1.0)	(1.8)	4.0%	6.3%
Cost of Product	(1.1)	(1.5)	0.1	0.3	(20.0)%	(26.7)%
Total cost of sales	(48.5)	(46.1)	(0.9)	(1.5)	3.3%	5.2%

Selling, general and administrative expenses	(28.4)	(25.4)	(0.1)	(2.9)	11.4%	11.8%

Stock-based compensation	(1.0)	(0.6)	-	(0.4)	66.7%	66.7%

Depreciation and amortization	(11.6)	(13.5)	-	1.9	(14.1)%	(14.1)%

Net operating Income (Loss)	6.8	9.9	$0.3	$(3.4)	(34.3)%	(31.3)%

Exchange Rate - $ to £	1.25	1.23

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

Leisure Revenue

For the twelve-month period ended December 31, 2023 revenue decreased by $0.5 million, or 0.8%.

Service revenue decreased by $0.5 million, the increase in Holiday Parks of $2.0 million due to new locations and higher bookings was offset by decrease in Pubs $1.9 million due to the reduction in the estate size and sale of prize vend assets in 2022, decrease in Bingo $0.2 million and decrease in other Leisure activities of $0.4 million.

Leisure Operating Income/ (Loss)

Operating income for the twelve-month period ended December 31, 2023 reduced by $3.4 million, from income of $9.9 million to income of $6.8 million. This was primarily due to the decrease in revenue of $0.5 million with increases in cost of sales of $1.5 million mainly due to seasonal staff increases inclusive of additional heads in the new locations plus higher UK national living wage and salary increases and increased SG&A cost $2.9 million which mainly relates to staff cost driven by the investment in staff to help to drive revenue and improve processes.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, including EBITDA, to analyze our operating performance. We use these financial measures to manage our business on a day-to-day basis. We believe that these measures are also commonly used in our industry to measure performance. For these reasons, we believe that these non-GAAP financial measures provide expanded insight into our business, in addition to standard U.S. GAAP financial measures. There are no specific rules or regulations for defining and using non-GAAP financial measures, and as a result the measures we use may not be comparable to measures used by other companies, even if they have similar labels. The presentation of non-GAAP financial information should not be considered in isolation from, or as a substitute for, or superior to, financial information prepared and presented in accordance with U.S. GAAP. You should consider our non-GAAP financial measures in conjunction with our U.S. GAAP financial measures.

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

Reconciliation to Adjusted EBITDA by segment for the Twelve Months ended December 31, 2023

		For the Twelve-Month Period ended December 31, 2023
(In millions)	Statutory Heading	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	Net Income	$7.6	$23.5	$44.0	$11.2	$6.8	$(77.9)

Pension charges (1)	SG&A	$0.9					0.9

Cost of Group Restructure (2)	SG&A	$3.6	-				3.6
Cost of Group Restatement (3)	SG&A	$5.0					5.0
Stock-based compensation expense (4)	Stock-based compensation expense	$11.2	1.5	0.4	0.6	1.0	7.7

Depreciation and amortization (4)	Depreciation and amortization	$39.9	19.0	3.3	3.6	11.6	2.4
Interest expense net (4)	Interest expense net	$27.7					27.7
Other finance expenses / (income) (4)	Other finance expenses / (income)	$(0.4)					(0.4)
Income Tax (4)	Income Tax	$5.0					5.0
Adjusted EBITDA		$100.5	$44.0	$47.7	$15.4	$19.4	$(26.0)

Adjusted EBITDA		£80.6	£35.6	£38.3	£12.4	£15.4	£(21.1)
Exchange Rate - $ to £ (6)		1.25

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Twelve Months ended December 31, 2022

		For the Twelve-Month Period ended December 31, 2022
(In millions)	Statutory Heading	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)		$20.6	$23.1	$41.0	$8.6	$9.9	$(62.0)

Pension charges (1)	SG&A	$0.7					0.7

Acquisition and integration related transaction expenses (7)	SG&A	$0.5					0.5
Acquisition and integration related transaction expenses (7)	Cost of Sale	$0.6	0.3			0.3
Litigation Settlement(8)	SG&A	$0.5		0.5
Stock-based compensation expense (4)	Stock-based compensation expense	$10.8	1.6	0.7	0.7	0.6	7.2
Depreciation and amortization (4)	Stock-based compensation expense	$39.9	19.6	2.7	2.0	13.5	2.1

Interest expense net (4)	Interest expense net	$25.3					25.3
Profit on disposal of trade & assets (5)	Profit on disposal of trade & assets	$(0.9)	(0.9)
Other finance expenses / (income) (4)	Other finance expenses / (income)	$(1.1)					(1.1)
Income tax (4)	Income tax	$2.1					2.1
Adjusted EBITDA		$99.0	$43.7	$44.9	$11.3	$24.3	$(25.2)

Adjusted EBITDA		£80.3	£35.3	£36.5	£9.1	£19.7	£(20.3)
Exchange Rate - $ to £ (6)		1.23

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Notes to Adjusted EBITDA reconciliation tables above:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.

(2)	“Cost of Group Restructure” include redundancy costs, payment in lieu of notice costs and any associated employer taxes. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs or be in relation to the exit of an Executive.

(3)	“Cost of Group Restatement” includes accounting advice associated with the restatement of the 2020, 2021 and 2022 annual accounts and the 2023 Q1 and Q2 interim accounts. To qualify as being an adjusting item, costs must be specific to the event and be neither normal nor recurring in nature.

(4)	Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(5)	“Profit on disposal of trade & assets” — In January 2022, the Company sold its Italian VLT business, including all terminals and other assets, staff costs and facilities and contracts to a non-connected party, recognizing a profit on this disposal.

(6)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

(7)	Acquisition and integration related transaction expenses, are as described above in the Results of Operations line item discussions. For 2022 this includes a write-off of inventory items related to the integration of Gaming Technology Group of Novomatic UK Ltd

(8)	“Litigation Settlement” refers to full and final settlement of a contractual dispute relating to a Development Services and Management Agreement.

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

	For the Twelve-Month Period ended
(In millions)	December 31, 2023	December 31 2022

Net revenue	$323.0	$281.6
Less Low Margin Gaming Sales	(30.6)	-
Adjusted Revenue	$292.4	$281.6

Adjusted Revenue	£234.7	£229.0

Exchange Rate - $ to £	1.25	1.23

Liquidity and Capital Resources

Twelve Months ended December 31, 2023, compared to Twelve Months ended December 31, 2022

Cash Flow Summary - A Two Year Comparative

	Twelve Months ended		Variance
(in millions)	Dec 31,	Dec 31,
	2023	2022	2023 to 2022
Net profit	$7.6	$20.6	$(13.0)
Non-cash interest expense relating to senior debt	2.0	1.8	0.2
Change in fair value of derivative liabilities and stock-based compensation expense	11.5	11.5	-
Profit on sale of Gaming business	-	(0.9)	0.9
Contract cost additions	(10.3)	(7.2)	(3.1)
Depreciation and amortization (incl RoU assets)	43.7	43.4	0.3
Other net cash utilized by operating activities	(9.0)	(44.5)	35.5
Net cash provided by operating activities	45.5	24.7	20.8

Net cash used in investing activities	(48.4)	(32.6)	(15.8)
Net cash generated/(used) by financing activities	16.2	(11.0)	27.2
Effect of exchange rates on cash	1.7	(3.9)	5.6
Net increase/(decrease) in cash and cash equivalents	$15.0	$(22.8)	$37.8

Net cash provided by operating activities

For the twelve months ended December 31, 2023, net cash inflow provided by operating activities was $45.5 million, compared to a $24.7 million inflow for the twelve months ended December 31, 2022, representing a $20.8 million increase in cash generation. This increase was driven primarily by an improved working capital position with favorable movements in inventory which was expanded in the twelve months ended December 31, 2022 to safeguard future supply for production after the COVID-19 pandemic. Favorable movements were also seen in accounts receivable and accounts payable due to timing and varying levels of production activity including the installation of 2,500 machines into Greece during the last few months of 2023.

Amortization of debt fees increased by $0.2 million, to $2.0 million, due to the marking to market for short term currency contracts held at the end of 2023.

Change in the fair value of derivative and warrant liabilities and stock-based compensation expense was unchanged at $11.5 million. A higher stock-based compensation expense ($0.2 million) was partly offset by a lower gain relating to terminated cross currency swaps ($0.2 million) as these terminated at the end of September 2023.

The twelve-months ended December 31, 2022, included a $0.9 million gain on disposal of business due to the sale of part of our Italian Gaming operations.

Contract cost additions increased by $3.1 million to $10.3 million for the twelve months ended December 31, 2023 as compared to the twelve months ended December 31, 2022.

Depreciation and amortization increased by $0.3 million, to $43.7 million, with increases of $2.0 million in amortization of intangible assets and $0.3 million in amortization of right of use assets offset by a $2.0 million decrease in machine depreciation.

Other net cash utilized by operating activities improved by $35.5 million, to an outflow of $9.0 million. The relative movements between the twelve months ended December 31, 2023 and the twelve months ended December 31, 2022 resulted in a $16.3 million inventory improvement following Inspired making the strategic decision to secure components to protect future sales resulting in inventory levels increasing during the prior year. Accounts receivable saw a $13.8 million improvement due to the timing of machine sales resulting in a high balance at the end of the twelve months ended December 31, 2022. Another area that showed improvement in cash utilization for the twelve months ended December 31, 2023 was deferred revenue creditors, $9.1 million. These were partly offset by a relative outflow in prepayments and accrued income, $4.3 million.

Net cash used in investing activities

Net cash utilized in investing activities increased by $15.8 million, to $48.4 million in the twelve months ended December 31, 2023. This was driven by higher spend on plant, property and equipment (a $10.6 million increase compared to 2022 driven by the updating of machines in Greece with 2,500 terminals installed) and capitalized software (a $3.9 million increase compared to 2022). The twelve months ended December 31, 2022 included a $1.3 million disposal relating to assets sold as part of the sale of our Italina Gaming operations.

Net cash (used)/generated by financing activities

During the twelve months ended December 31, 2023, net cash generated by financing activities was $16.2 million due to the draw down of £15.0 million ($18.9 million)   of the Company’s revolving facility. This was offset by the Company’s repurchase of its common shares under the Share Repurchase Program, $1.6 million, and finance lease spend of $1.1 million. During the twelve months ended December 31, 2022, financing activities utilized $11.0 million of cash due to the Company’s repurchase of its common shares under the Share Repurchase Program, $10.4 million, and finance lease spend of $0.6 million.

Funding Needs and Sources

To fund our obligations, historically we have relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of December 31, 2023, we had liquidity consisting of $40.0 million in cash and a further $6.4 million of undrawn revolver facility. This compares to $25.0 million of cash as of December 31, 2022, with a further $24.1 million of revolver facilities undrawn. We had a working capital outflow of $9.0 million for the twelve months ended December 31, 2023, compared to a $44.5 million outflow for the twelve months ended December 31, 2022.

The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization as well as the seasonality evident in some of the businesses. In periods with minimal machine volumes and capital spend, our working capital is typically more stable. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are typically higher and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Some of our business operations require cash to be held within the machines. As of December 31, 2023, $3.1 million of our $40.0 million of cash were held as operational floats within the machines. At December 31, 2022, $2.5 million of our $25.0 million of cash were held as operational floats within the machines

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through April 2025.

Long Term and Other Debt

(In millions)	December 31, 2023		December 31, 2022
Cash held	£31.4	$40.0	£20.8	$25.0
Revolver drawn	(15.0)	(19.1)	-	-
Original principal senior debt	(235.0)	(299.6)	(235.0)	(282.9)
Cash interest accrued	(1.6)	(2.0)	(1.5)	(1.8)
Finance lease creditors	(1.9)	(2.4)	(1.8)	(2.2)
Total	£(222.1)	$(283.1)	£(217.6)	$(261.9)

Debt Covenants

Under our debt facilities in place as of December 31, 2023, we are not subject to covenant testing on the Senior Secured Notes. We are, however, subject to covenant testing at the level of Inspired Entertainment Inc., the ultimate holding company, on our Super Senior Revolving Credit Facility which requires the Company to maintain a maximum consolidated senior secured net leverage ratio of 6.25x on the test date for the relevant period ending June 30, 2021, stepping down to 6.0x on March 31, 2022, 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Financial Covenant does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at December 31, 2023 showed covenant compliance.

The Indenture contains covenants and certain reporting requirements including the requirement to provide the Lender, within 60 days after the close of the quarter, unaudited quarterly financial statements with footnote disclosures. The Company was unable to comply with this requirement as of September 30, 2023 due to the requirement to restate previously reported financial statements as reported in a Current Report on Form 8-K filed with the SEC on November 8, 2023. The debt agreement allows the Company a 30-day grace period to provide such financial information once they receive any notice of non-compliance. No such notice was received and concurrent with the filing of the September 30,2023 10Q with the SEC on February 27, 2024, the reporting requirement was met.

There were no other breaches of the debt covenants in the periods ended December 31, 2023 or December 31, 2022.

Liens and Encumbrances

As of December 31, 2023, our senior secured notes were secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Share Repurchases

The Board of Directors has authorized that the Company may use up to $25.0 million to repurchase Inspired shares of common stock, subject to repurchases being effected on or before May 10, 2025. Management has discretion as to whether to repurchase shares of the Company and as of December 31, 2023, an aggregate of $12.0 million of our shares of common stock had been repurchased.

Contractual Obligations

As of December 31, 2023, our contractual obligations were as follows:

Contractual Obligations (in millions)	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
Operating activities
Interest on long term debt	$59.0	$23.6	$23.5	$11.9	$-
Purchase of Vantage machines	12.6	12.6	-	-	-
Financing activities
Revolver repayment	20.1	20.1	-	-	-
Senior secured notes - principal repayment	299.6	-	-	299.6	-
Finance lease payments	2.4	0.7	0.9	0.8	-
Operating lease payments	14.5	4.7	3.0	4.2	2.6
Interest on non-utilization fees	0.6	0.2	0.4	-	-
Total	$408.8	$61.9	$27.8	$316.5	$2.6

Off-Balance Sheet Arrangements

As of December 31, 2023, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

Critical Accounting Policies and Accounting Estimates

The preparation of our audited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenue and expenses, and our disclosure of commitments and contingencies at the date of the consolidated financial statements. On an on-going basis, we evaluate our estimates and judgments. We base our estimates and judgments on a variety of factors, including our historical experience, knowledge of our business and industry and current and expected economic conditions, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

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

The Company recognized service and product revenue of $261.2 million and $61.8 million, respectively, for the year ended December 31,2023. The Company’s revenue recognition policy, which requires significant judgments and estimates, is fully described in Note 1 “Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Goodwill Impairment Assessment

In accordance with ASC 350, Intangibles—Goodwill and Other, we allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on at least an annual basis and, if necessary, reassign goodwill upon reorganization using a relative fair value allocation approach. We determined that we have five reporting units: Virtual Sports, Interactive, Leisure, and two reporting units within our Gaming segment. As of December 31, 2023, total goodwill with the Virtual Sports, Interactive, and two Gaming reporting units is $44.8 million, $1.8 million, $9.3 million, and $2.9 million, respectively. There is no remaining goodwill within the Leisure reporting unit. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually on the last day of our fiscal period or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

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

We performed our annual goodwill impairment test as of December 31, 2023 using a qualitative assessment for all of our reporting units. Based on the results of our qualitative impairment assessments, we concluded that it is more likely than not that the fair values of each of our reporting units substantially exceeded their respective carrying values and there were no reporting units requiring further assessment.

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

Management determined that there were no new indicators of impairment for the years ended December 31, 2023 and 2022 and the Company concluded that there was no impairment of the Company’s intangible and long-lived assets as of December 31, 2023 and 2022.

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

Interest Rate Risk

Following the Company’s refinancing of its debt in May 2021, the external borrowings of £235.0 million ($299.6 million) are provided at a fixed rate. Therefore, movements in rates such as LIBOR do not impact on the current borrowings and the only fluctuation that is expected to be reported will be that solely caused by movements in the exchange rates between the Company’s functional currency and its reporting currency.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. To estimate our foreign currency exchange rate risk, we identify material Euro and USD trading and balance sheet amounts and recalculate the result using a 10% movement in the GBP:USD exchange rate. For the trading figures the 10% movement is based on the average exchange rate throughout the reported period and for the balance sheet figures the 10% movement is based on the exchange rate used at December 31, 2023.

Excluding intercompany balances, our Euro functional currency net assets total approximately $18.3 million, and our USD functional currency net liabilities total approximately $7.4 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the USD. A hypothetical 10% adverse change in the value of the Euro and the USD relative to GBP as of December 31, 2023, would result in translation adjustments of approximately $1.7 million favorable and $0.7 million unfavorable, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained gains from Euro based entities earned in Euros and retained losses from USD based entities earned in USD in the twelve months ended December 31, 2023, were €10.8 million and $23.7 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the USD relative to GBP as of December 31, 2023, would result in translation adjustments of approximately $1.1 million favorable and $2.2 million unfavorable, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the USD. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the USD would change the trading operational results unfavorably by approximately $1.6 million and would result in unfavorable translation adjustments of approximately $8.6 million, recorded in other comprehensive loss.

For further information regarding the new external borrowings, see Note 13 to the Consolidated Financial Statements, “Long Term and Other Debt”.

ITEM 8. Financial Statements and Supplementary Data.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Inspired Entertainment, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inspired Entertainment, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss (income), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, and our report dated April 15, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

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

Addressing the matter involved performing procedures and evaluation of audit evidence that included, among others:

We involved IT professionals with specialized skills and knowledge, who assisted in evaluating the sufficiency of the audit evidence obtained related to:

●	General IT controls and IT application controls for the relevant IT systems used to gather and process data,
●	The transfer of information among the different systems used to gather the data, and
●	The configuration and change management controls for the reports that were used from the various systems to determine the amount of revenue recognized.

We also performed the following procedures:

●	Evaluating contract terms and conditions,
●	Reviewing and assessing the methodology applied and testing the reliability and mathematical accuracy of the underlying data and calculations,
●	Testing management’s identification of performance obligations by evaluating whether the promises were both capable of being distinct and distinct within the context of the contract, including reading the selected contracts and inquiring of certain of the Company’s accounting and operations personnel to understand the nature of the promises and how they are delivered to the customer and,
●	Evaluating and concluding on the reasonableness of management’s judgments and estimates.
●	Reviewed specific contracts with third party customers to evaluate the contract terms associated with ASC 606 Revenue from Contracts with Customers, Agent vs. Principal literature.

Capitalization of Developed Software for Internal or External Use

The Company classifies software development costs as either internal use software or external use software, whereby any costs incurred during preliminary project stages are expensed as incurred; for external use software, direct costs incurred during the application development stages are capitalized; and costs incurred during the post-implementation/operation stages are expensed. Once the software is placed in operation, the Company amortizes the capitalized cost of the software over its economic useful life, which ranges from two to five years. During the year ended December 31, 2023, the Company capitalized $9,663,295 of software development costs.

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

New York, NY

April 15, 2024

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31, 2023	December 31, 2022
Assets
Cash	$40.0	$25.0
Accounts receivable, net	40.6	40.4
Inventory, net	32.3	30.3
Prepaid expenses and other current assets	39.6	31.2
Total current assets	152.5	126.9

Property and equipment, net	62.8	45.1
Software development costs, net	21.8	18.3
Other acquired intangible assets subject to amortization, net	13.4	14.6
Goodwill	58.8	55.5
Operating lease right of use asset	14.2	16.0
Costs of obtaining and fulfilling customer contracts, net	9.4	7.0
Other assets	8.0	3.8
Total assets	$340.9	$287.2

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$60.8	$52.7
Corporate tax and other current taxes payable	6.3	10.1
Deferred revenue, current	5.6	4.6
Operating lease liabilities	4.7	3.9
Current portion of long-term debt	19.1	—
Other current liabilities	4.2	3.6
Total current liabilities	100.7	74.9

Long-term debt	295.6	277.6
Finance lease liabilities, net of current portion	1.6	1.2
Deferred revenue, net of current portion	7.1	2.8
Operating lease liabilities	9.8	12.3
Other long-term liabilities	4.1	4.0
Total liabilities	418.9	372.8

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 26,219,021 shares and 25,909,516 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	386.1	378.2
Accumulated other comprehensive income	44.5	50.8
Accumulated deficit	(508.6)	(514.6)
Total stockholders’ deficit	(78.0)	(85.6)
Total liabilities and stockholders’ deficit	$340.9	$287.2

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in millions, except share and per share data)

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenue:
Service	$261.2	$248.4	$180.2
Product sales	61.8	33.2	25.6
Total revenue	323.0	281.6	205.8

Cost of sales:
Cost of service (1)	(75.1)	(71.4)	(51.8)
Cost of product sales	(52.6)	(21.9)	(17.8)
Selling, general and administrative expenses	(115.5)	(101.9)	(90.3)
Acquisition and integration related transaction expenses	—	(0.5)	(1.6)
Depreciation and amortization	(39.9)	(39.9)	(48.8)
Net operating income (loss)	39.9	46.0	(4.5)

Other expense
Interest expense, net	(27.7)	(25.3)	(44.3)
Change in fair value of warrant liability	—	—	0.9
Gain on disposal of business	—	0.9	—
Other finance income	0.4	1.1	5.7
Total other expense, net	(27.3)	(23.3)	(37.7)

Income (loss) before income taxes	12.6	22.7	(42.2)

Income tax (expense) benefit	(5.0)	(2.1)	1.6
Net income (loss)	7.6	20.6	(40.6)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(5.9)	12.7	0.7
Change in fair value of hedging instrument	—	—	0.3
Reclassification of loss on hedging instrument to comprehensive income	0.3	0.7	1.5
Actuarial (losses) gains on pension plan	(0.7)	(6.4)	10.5
Other comprehensive (loss) income	(6.3)	7.0	13.0

Comprehensive income (loss)	$1.3	$27.6	$(27.6)

Net income (loss) per common share – basic	$0.27	$0.73	$(1.66)
Net income (loss) per common share – diluted	$0.26	$0.71	$(1.66)

Weighted average number of shares outstanding during the year – basic	28,073,408	28,049,918	24,402,461
Weighted average number of shares outstanding during the year – diluted	29,214,583	29,092,855	24,402,461

Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(11.2)	$(10.8)	$(13.0)

(1)	Excluding depreciation and amortization

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in millions, except share data)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit
Balance as of January 1, 2021	22,430,475	$—	$324.6	$30.8	$(484.2)	$(128.8)
Foreign currency translation adjustments	—	—	—	0.7	—	0.7
Actuarial gains on pension plan	—	—	—	10.5	—	10.5
Change in fair value of hedging instrument	—	—	—	0.3	—	0.3
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	1.5	—	1.5
Shares issued in settlement of RSUs	324,122	—	(6.4)	—	—	(6.4)
Shares issued upon exercise of warrants	3,678,965	—	42.4	—	—	42.4
Stock-based compensation expense	—	—	11.7	—	—	11.7
Net loss	—	—	—	—	(40.6)	(40.6)

Balance as of December 31, 2021	26,433,562	—	372.3	43.8	(524.8)	(108.7)
Foreign currency translation adjustments	—	—	—	12.7	—	12.7
Actuarial losses on pension plan	—	—	—	(6.4)	—	(6.4)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.7	—	0.7
Shares issued in settlement of RSUs	543,294	—	(4.1)	—	—	(4.1)
Repurchases of common stock	(1,067,340)	—	—	—	(10.4)	(10.4)
Stock-based compensation expense	—	—	10.0	—	—	10.0
Net income	—	—	—	—	20.6	20.6

Balance as of December 31, 2022	25,909,516	—	378.2	50.8	(514.6)	(85.6)
Foreign currency translation adjustments	—	—	—	(5.9)	—	(5.9)
Actuarial losses on pension plan	—	—	—	(0.7)	—	(0.7)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.3	—	0.3
Shares issued in settlement of RSUs	435,283	—	(2.9)	—	—	(2.9)
Repurchases of common stock	(125,778)	—	—	—	(1.6)	(1.6)
Stock-based compensation expense	—	—	10.8	—	—	10.8
Net income	—	—	—	—	7.6	7.6

Balance as of December 31, 2023	26,219,021	$—	$386.1	$44.5	$(508.6)	$(78.0)

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash flows from operating activities:
Net income (loss)	$7.6	$20.6	$(40.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39.9	39.9	48.8
Amortization of right of use asset	3.8	3.5	4.5
Profit on disposal of trade and assets		(0.9)	—
Stock-based compensation expense	11.2	10.8	13.0
Unrealized transactional currency gain/loss on senior secured notes	—	—	(4.7)
Change in fair value of warrant liability	—	—	(0.9)
Reclassification of loss on hedging instrument to comprehensive income	0.3	0.7	1.5
Non-cash interest expense relating to senior debt	2.0	1.8	17.2
Contract cost expense	(10.3)	(7.2)	(6.3)
Changes in assets and liabilities:
Accounts receivable	1.7	(12.1)	(4.7)
Inventory	(0.4)	(16.7)	3.2
Prepaid expenses and other assets	(8.5)	(4.3)	(12.4)
Corporate tax and other current taxes payable	(6.4)	(6.1)	(9.7)
Accounts payable and accrued expenses	4.5	5.8	3.8
Deferred revenue and customer prepayment	4.8	(4.4)	(5.9)
Operating lease liabilities	(3.9)	(3.7)	(4.0)
Other long-term liabilities	(0.8)	(3.0)	(0.4)
Net cash provided by operating activities	45.5	24.7	2.4

Cash flows from investing activities:
Purchases of property and equipment	(32.8)	(22.2)	(11.3)
Acquisition of subsidiary company assets	—	(0.6)	(12.4)
Acquisition of third-party company trade and assets	(0.6)	—	—
Disposal of trade and assets	—	1.3	—
Purchases of capital software	(15.0)	(11.1)	(8.7)
Net cash used in investing activities	(48.4)	(32.6)	(32.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	333.1
Proceeds from issuance of revolver	18.9	—	—
Repurchase of common stock	(1.6)	(10.4)	—
Proceeds from exercise of warrants	—	—	30.5
Repayments of revolver and long-term debt, including exit premium	—	—	(320.6)
Payment of debt issuance costs	—	—	(9.1)
Cash paid in connection with terminated interest rate swaps	—	—	(2.1)
Repayments of finance leases	(1.1)	(0.6)	(0.6)
Net cash (used in) provided by financing activities	16.2	(11.0)	31.2

Effect of exchange rate changes on cash	1.7	(3.9)	(0.5)

Net increase (decrease) in cash	15.0	(22.8)	0.7
Cash, beginning of period	25.0	47.8	47.1
Cash, end of period	$40.0	$25.0	$47.8

Supplemental cash flow disclosures
Cash paid during the period for interest	$24.0	$23.0	$30.8
Cash paid during the period for income taxes	$5.0	$—	$1.2
Cash paid during the period for operating leases	$6.6	$7.8	$6.6

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital from net settlement of RSUs	$(2.9)	$(4.1)	$(6.4)
Lease liabilities arising from obtaining right of use assets	$(0.9)	$(1.8)	$—
Adjustment to customer relationships intangible asset arising from adjustment to fair value of assets acquired	$—	$(0.9)	$—
Property and equipment acquired through finance lease	$1.2	$—	$2.6
Property and equipment transferred to inventory	$—	$0.8	$1.3

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

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

Management Liquidity Plans

As of December 31, 2023, the Company’s cash on hand was $40.0 million, and the Company had working capital in addition to cash of $11.8 million. The Company recorded net income of $7.6 million and $20.6 million and net losses of $40.6 million for the year ended December 31, 2023, 2022 and 2021, respectively. Net income/losses include excess capital expenditure, excluding the acquisition of subsidiary assets, over depreciation and amortization, of $7.9 million and $6.6 million for the years ended December 31, 2023 and 2022, respectively, and excess depreciation and amortization over capital expenditure, excluding the acquisition of subsidiary assets, of $28.8 million for the year ended December 31, 2021, non-cash stock-based compensation of $11.2 million, $10.8 million and $13.0 million for the year ended December 31, 2023, 2022 and 2021, respectively, and non-cash changes in fair value of warrant liability of $0.9 million gain for the year ended December 31, 2021. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $45.5 million, $24.7 million and $2.4 million for the year ended December 31, 2023, 2022 and 2021 respectively, with the changes year on year due primarily to an improved working capital position with favorable movements in inventory which was expanded in the twelve months ended December 31, 2022 to safeguard future supply for production after the COVID-19 pandemic. Favorable movements were also seen in accounts receivable and accounts payable due to timing and varying levels of production activity including the installation of 2,500 machines into Greece during the last few months of 2023. Working capital of $51.8 million includes a non-cash settled item of $5.6 million of deferred income. Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through April 2025.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

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

Foreign Currency Translation

For most of our operations, the British pound (“GBP”) is our functional currency. Our reporting currency is the USD. We also have operations where the local currency is the functional currency, including our operations in mainland Europe and North America. Assets and liabilities of foreign operations are translated at period-end rates of exchange, equity is translated at historical rates of exchange and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are recorded as a separate component of accumulated other comprehensive income in stockholders’ deficit. Gains or losses resulting from foreign currency transactions are included in Selling, general and administrative expenses, Interest expense, net and Other finance (expense) income in the Consolidated Statement of Operations and Comprehensive Income (Loss). Aggregate foreign currency losses (gains) included in net income amounted to $1.1 million, $0.1 million and ($4.6) million for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including those related to the revenue recognition for contracts involving software and non-software elements, allowance for credit losses, inventory reserve for net realizable value, currency swaps, valuation of hedging activities, goodwill and intangible assets, useful lives of long-lived assets, stock-based compensation, valuation allowances on deferred taxes, warrant liability, pension liability, commitments and contingencies and litigation, among others. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. We regularly evaluate these significant factors and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

Cash

We deposit cash with financial institutions that management believes are of high credit quality. Substantially all of the Company’s cash is held outside of the U.S. Included within the cash balance of $40.0 million at December 31, 2023 is $3.1 million of cash floats held on site at holiday parks.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Our standard credit terms are net 30 to 60 days. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Changes in circumstances relating to the collectability of accounts receivable may result in the need to increase or decrease our allowance for doubtful accounts in the future. We determine the allowance using an aging method for credit losses by which receivable balances are grouped based on an aging category. The grouping is then adjusted to take account of the specific receivables and an appropriate default rate then applied to receivables remaining that are overdue in excess of 90 days. We also consider customer specific information based on historical experience, current market trends, and our customers’ financial condition. and provide for expected credit losses on an individual debtor basis where appropriate. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

Under certain contracts, the timing of our invoices does not coincide with revenue recognized under the contract. We have unbilled accounts receivable which represent revenue recorded in excess of amounts invoiced under the contract and generally become billable at contractually specified dates. These amounts consist primarily of revenue from our share of net winnings earned on a daily basis where the billing period does not fall on the last day of the period. We had $24.0 million and $18.0 million of unbilled accounts receivable as of December 31, 2023 and December 31, 2022, respectively.

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

Property and Equipment

Property and equipment are recorded at cost, and when placed into service, depreciated and amortized to their residual values using the straight-line method over the estimated useful lives of the related assets as follows:

Leasehold property	Shorter of the useful life or the life of the lease
Gaming and amusement terminals	2 – 7 years
Plant and machinery and fixtures and fittings	3 – 10 years
Computer equipment	3 – 5 years

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

Software Development Costs

Research and development costs, which primarily consist of employee compensation costs and exclude costs relating to non-project time, leave and absence, are expensed as incurred, except for software product development costs that are eligible for capitalization, as described below. Total research and development costs amounted to $20.3 million, $18.3 million and $13.8 million in the years ended December 31, 2023, 2022 and 2021, respectively. Software development costs amounting to $7.5 million, $6.9 million and $5.9 million were capitalized during the year ended December 31, 2023, 2022 and 2021, respectively. In addition, amounts relating to Costs of obtaining and fulfilling customer contracts, net of $3.9 million, $2.9 million and $1.7 million were capitalized during the year ended December 31, 2023, 2022 and 2021, respectively. We expensed $8.9 million, $8.5 million and $6.2 million during the year ended December 31, 2023, 2022 and 2021, respectively as they related to maintenance, research or support costs. Employee related costs associated with these activities are included in Selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

Impairment of Goodwill and Long-Lived Assets

We test for goodwill impairment at least annually on the last day of our fiscal period, and whenever other facts and circumstances indicate that the carrying value may not be recoverable. For goodwill impairment evaluations, we first make a qualitative assessment to determine if goodwill is likely to be impaired. If it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. Goodwill is carried, and therefore tested, at the reporting unit level. As of December 31, 2023 we have five reporting units, Virtual Sports, Interactive, Leisure, and two reporting units within our Gaming segment. If the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, will be measured by comparing the implied fair value of goodwill to its carrying amount and would be charged to operations as an impairment loss. As of December 31, 2023, 2022, and 2021 management determined there were no indicators of impairment and concluded that no impairment was required at any of these dates.

We assess the recoverability of long-lived assets and intangible assets with finite useful lives whenever events arise or circumstances change that indicate the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets (or asset groups) to be held and used is measured by a comparison of the carrying amount of the asset (or asset group) to the expected net future undiscounted cash flows to be generated by that asset (or asset group) or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through expected net future undiscounted cash flows. The amount of impairment of other long-lived assets and intangible assets with finite lives is measured by the amount by which the carrying amount of the asset exceeds the fair market value of the asset. As of December 31, 2023, 2022, and 2021 management determined there were no indicators of impairment and concluded that no impairment was required at any of these dates. Refer to Note 8, “Intangible Assets and Goodwill” for more information.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

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

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

At each reporting date, the Company determines whether a change in classification between assets and liabilities is required.

During the year ending December 31, 2021, (i) an aggregate of 2,651,129 shares of common stock were issued pursuant to the exercise of 5,302,258 Public Warrants and (ii) an aggregate of 1,027,836 shares of common stock were issued pursuant to the exercise (on a cashless basis) of 9,049,230 Private Warrants. There were no warrants outstanding as of December 31, 2023 or December 31, 2022, respectively.

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

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

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

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

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

Acting as a Principal or an Agent

The Company evaluates arrangements where they may be acting as a principal or an agent. We may include subcontractor services or third-party vendor services or products in certain arrangements. In these arrangements, revenue from sales of third-party vendor services or products are recorded net of our costs when we are acting as an agent between the customer and the vendor, and gross when we are the principal for the transaction. To determine whether we are an agent or principal, we consider whether we obtain control of the services or products before they are transferred to the customer. In making this evaluation, several factors are considered, most notably whether we have primary responsibility for fulfillment to the customer, as well as inventory risk and pricing discretion.

Segment Revenue

The Company has detailed evaluation of segment specific revenue recognition requirements under ASC 606 or ASC 842, as appropriate.

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

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

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

Costs to Obtain or Fulfill a Contract

The Company capitalizes certain contract acquisition costs that are incremental to obtaining a contract with a customer, to the extent that such costs are recoverable from the associated contract margin. Capitalized contract acquisition costs primarily consist of certain sales commissions programs paid to internal sales personnel and external advisors.

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

Capitalized contract acquisition costs and costs to fulfill a contract are amortized on a systematic basis over the expected period of benefit which ranges from 0 to 3 years based on the contract term and pattern of transfer of the underlying goods and/or services being provided to the customer.

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

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

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

Comprehensive (Loss) Income

We include and separately classify in comprehensive (loss) income unrealized gains and losses and hedges from our foreign currency translation adjustments, gains or losses associated with pension or other post-retirement benefits, prior service costs or credits associated with pension or other post-retirement benefits and transition assets or obligations associated with pension or other post-retirement benefits.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

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

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

Recently Issued Accounting Standards

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. The guidance will be effective on the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in the Update should be applied prospectively. The adoption of ASU 2023-06 is not expected to have a material impact on the Company’s financial statement presentation or disclosures.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the Update 1) Require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”). 2) Require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. 3) Require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods. 4) Clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. 5) Require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. 6) Require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280. The guidance will be effective for annual periods beginning on January 1, 2024, and for interim periods beginning on January 1, 2025. We are still evaluating the effect of this guidance, however, the adoption of ASU 2023-07 is not expected to have a material impact on the Company’s financial statement presentation or disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The amendments in ASU 2023-09 enhance income tax disclosures, primarily through standardization, disaggregation of rate reconciliation categories, and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning on January 1, 2025, with early adoption allowed. We are still evaluating the effect of this guidance, however, the adoption of ASU 2023-09 is not expected to have a material impact on the Company’s financial statement presentation or disclosures.

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

Credit risk software is used to monitor credit risk, both for new and existing customers. Monthly review meetings are held involving senior management in which issues are raised and concerns discussed with respect to high-value debtors. The main risk experienced by the Company is that of changes of circumstances within a customer’s business that affect their ability to meet their liabilities. Suspension of services can be effected to mitigate the risk of debtor default, and payment methods such as direct debit give early indications of potential payment difficulties.

The Company uses an aging method for developing its allowance for credit losses by which receivable balances are grouped based on an aging category. The grouping is then adjusted to take account of the specific receivables and an appropriate default rate then applied to receivables remaining that are overdue in excess of 90 days. We also consider customer specific information and provide for expected credit losses on an individual debtor basis where appropriate.

The adoption of ASC 326 has no material effect on the beginning of the first period to which it affects. Disclosures with respect to allowances for credit losses are given in footnote 3 to these financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

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

On December 31, 2021, the Company acquired 100% of the membership interests of Sportech Lotteries, LLC, which has since been renamed Inspired Entertainment Lotteries, LLC. The Company concluded that Inspired Entertainment Lotteries, LLC’s contract with its only customer represented substantially all of the fair value of the gross assets acquired and, in accordance with ASC 805, determined that the asset set did not comprise a business. The Company therefore applied asset acquisition accounting to the transaction and recorded the acquisition of the customer contract as an intangible asset in the amount of $12.4 million. The intangible asset will be amortized over its remaining useful life of 13.2 years.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

3. Accounts Receivable

Accounts receivable consist of the following:

	December 31, 2023	December 31, 2022
	(in millions)
Trade receivables	$42.8	$44.6
Less: long-term receivable recorded in other assets	(3.0)	(3.0)
Finance lease receivables	1.9	0.2
Allowance for credit losses	(1.1)	(1.4)
Total accounts receivable, net	$40.6	$40.4

Changes in the allowance for credit losses are as follows:

	December 31, 2023	December 31, 2022
	(in millions)
Beginning balance	$(1.4)	$(1.8)
Additional allowance for credit losses	(0.2)	(0.2)
Recoveries	0.2	—
Write offs	0.4	0.4
Foreign currency translation adjustments	(0.1)	0.2
Ending balance	$(1.1)	$(1.4)

4. Inventory

Inventory consists of the following:

	December 31, 2023	December 31, 2022
	(in millions)
Component parts	$23.3	$20.7
Work in progress	0.4	3.6
Finished goods	8.6	6.0
Total inventories	$32.3	$30.3

Component parts include parts for gaming terminals. Included in inventory are reserves for excess and slow-moving inventory of $2.2 million and $2.5 million as of December 31, 2023 and 2022, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31, 2023	December 31, 2022
	(in millions)
Prepaid expenses and other assets	$15.6	$13.2
Unbilled accounts receivable	24.0	18.0
Total prepaid expenses and other assets	$39.6	$31.2

6. Property and Equipment, net

	December 31, 2023	December 31, 2022
	(in millions)
Short-term leasehold property	$3.5	$3.1
Gaming and amusement terminals	200.0	168.1
Computer equipment	12.7	10.9
Plant and machinery	4.1	3.9
	220.3	186.0
Less: accumulated depreciation and amortization	(157.5)	(140.9)
	$62.8	$45.1

Depreciation expense amounted to $19.5 million, $21.5 million and $25.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

7. Software Development Costs, net

Software development costs, net consisted of the following:

	December 31, 2023	December 31, 2022
	(in millions)
Software development costs	$145.3	$125.2
Less: accumulated amortization	(123.5)	(106.9)
	$21.8	$18.3

During the years ended December 31, 2023 and 2022, the Company capitalized $12.5 million and $10.8 million of software development costs, respectively. As of December 31, 2023 and 2022, approximately $1.3 million and $1.3 million of capitalized software development costs related to the Company’s implementation of an enterprise resource planning system, respectively. Other capitalized cloud-based implementation costs were not material as of December 31, 2023 and 2022.

The total amount of software costs amortized was $10.1 million, $9.5 million and $15.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. Software costs written down to net realizable value amounted to $0.3 million, $0.4 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The weighted average amortization period was 3.8 years and 3.9 years for the years ended December 31, 2023 and 2022, respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

The estimated software amortization expense for the years ending December 31, excluding costs that are yet to commence amortization, are as follows:

Year ending December 31, (in millions)
2024	$7.6
2025	4.0
2026	2.2
2027	1.1
2028	0.1
Thereafter	0.3
Total	$15.3

8. Intangible Assets and Goodwill

The following tables present certain information regarding our intangible assets. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives of ten to thirteen years with no estimated residual values, which materially approximates the expected pattern of use.

	December 31, 2023	December 31, 2022
	(in millions)
Trademarks	$20.4	$19.4
Customer relationships	29.5	28.7
	49.9	48.1
Less: accumulated amortization	(36.5)	(33.5)
	$13.4	$14.6

Aggregate intangible asset amortization expense amounted to $1.5 million, $1.5 million and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The estimated intangible asset amortization expense for the years ending December 31 are as follows:

Year ending December 31, (in millions)
2024	$1.6
2025	1.6
2026	1.6
2027	1.6
2028	1.6
Thereafter	5.4
Total	$13.4

Goodwill

Goodwill is summarized as follows:

	December 31, 2023	December 31, 2022
	(in millions)
Balance at beginning of period, gross	$76.0	$82.7
Accumulated goodwill impairment losses	(20.5)	(20.5)
Balance at beginning of period, net	55.5	62.2
Foreign currency translation adjustments	3.3	(6.7)
Ending balance, net	$58.8	$55.5

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

9. Other Assets

Other assets consist of the following:

	December 31, 2023	December 31, 2022
	(in millions)
Long term finance lease receivable	$4.8	$0.6
Long term receivables	3.0	3.0
Long term prepaid expenses and other assets	0.2	0.2
	$8.0	$3.8

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2023	December 31, 2022
	(in millions)
Accounts payable	$41.9	$23.7
Payroll and related costs	5.5	10.3
Cost of sales including inventory	6.4	9.2
Other creditors	7.0	9.5
	$60.8	$52.7

11. Contract Related Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Right to recover asset	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At December 31, 2023	$42.8	$24.0	$0.6	$(12.7)	$(2.9)
At December 31, 2022	$44.6	$18.0	$—	$(7.4)	$(2.4)

Unbilled accounts receivable are a form of contract asset and primarily result from revenue being recognized when or as control of a solution or service is transferred to the customer, but where invoicing is contingent upon the completion of other performance obligations or payment terms differ from the provisioning of services. The current portion of unbilled accounts receivable is reported within prepaid expenses and other current assets in the consolidated balance sheet, and the non-current portion is included in other assets. Right to recover assets are recognized in respect of the transfer of products with a right of return where the Company has also recognized a refund liability. Right to return assets are recognized in other debtors and refund liabilities are recognized as part of deferred income. Contract liabilities (deferred income and customer prepayments and deposits) primarily relate to consideration received from customers in advance of delivery of the related goods and services to the customer. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $8.7 million, $7.0 million and $10.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

For the year ended December 31, 2023 and 2022 there was no significant amounts of revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied in the respective prior periods.

The Company capitalizes certain costs incurred in obtaining or fulfilling a customer contract. The following table summarizes amounts capitalized on the Consolidated Balance Sheets at December 31, 2023 and 2022, net of accumulated amortization.

	December 31, 2023	December 31, 2022
	(in millions)
Costs to obtain contracts with customers, net	$0.5	$0.4
Customer contract fulfillment costs, net	8.9	6.6
Total costs of obtaining and fulfilling customer contracts, net	$9.4	$7.0

Amortization of capitalized contract costs was $8.5 million, $7.0 million, and $6.4 million during the years ended December 31, 2023, 2022, and 2021, respectively. We did not recognize any impairment losses on such costs during the years ended December 31, 2023, 2022, or 2021.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

Transaction Price Allocated to Remaining Performance Obligations

At December 31, 2023, the transaction price allocated to unsatisfied performance obligations for contracts expected to be greater than one year, or performance obligations for which we do not have a right to consideration from the customer in the amount that corresponds to the value to the customer for our performance completed to date, variable consideration which is not accounted for in accordance with the sales-based or usage-based royalties guidance, or contracts which are not wholly unperformed, is approximately $107.7 million. Of this amount, we expect to recognize as revenue approximately 36% within the next 12 months, approximately 45% between 13 and 36 months, approximately 19% between 37 and 60 months, and the remaining balance through December 31, 2029.

12. Other Liabilities

Other liabilities consist of the following:

	December 31, 2023	December 31, 2022
	(in millions)
Customer prepayments and deposits	$2.9	$2.4
Foreign exchange contract liabilities	0.6	0.2
Current portion of finance lease liabilities	0.7	1.0
Total other liabilities, current	4.2	3.6
Asset retirement obligations	1.4	1.1
Other creditors	0.7	0.8
Pension liability	2.0	2.1
Total other liabilities, long-term	4.1	4.0
	$8.3	$7.6

13. Long Term and Other Debt

Senior Secured Notes

On May 20, 2021, Inspired Entertainment (Financing) PLC, a wholly owned subsidiary of the Company, issued £235.0 million ($299.6 million, as translated at December 31, 2023) aggregate principal amount of its 7.875% senior secured notes due 2026 (the “Senior Secured Notes”). The Senior Secured Notes bear interest at a rate of 7.875% per annum and mature on June 1, 2026. Interest is payable on the Senior Secured Notes on June 1 and December 1 of each year, commencing on December 1, 2021

The Senior Secured Notes and related guarantees were issued under an indenture (the “Indenture”), among Inspired Entertainment (Financing) PLC, as issuer, the Company and certain English and U.S. subsidiaries of the Company, as guarantors (collectively and together with the Company, the “Guarantors”), GLAS Trustees Limited, as trustee, GLAS Trust Corporation Limited, as security agent and GLAS Trust Company LLC as paying agent, transfer agent and registrar. The terms of the Senior Secured Notes and related guarantees are governed by the Indenture.

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

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

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

Revolving Credit Facility

In connection with the issuance of the Senior Secured Notes on May 20, 2021, the Company and certain of our direct and indirect wholly-owned subsidiaries, entered into a Super Senior Revolving Credit Facility Agreement (the “RCF Agreement”) with Global Loan Agency Services Limited, as agent, Barclays Bank plc (“Barclays”) and Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK” and together with Barclays, the “Arrangers”) as arrangers and each lender party thereto (the “Lenders”), pursuant to which the Lenders agreed to provide, subject to certain conditions, a secured revolving facility loan in an original principal amount of £20 million ($25.5 million) under which certain of our subsidiaries are able to draw funds (the “RCF Loan”). The RCF Loans will terminate on November 20, 2025.

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

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

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

During the year ended December 31, 2023, the Company drew down on the RCF Agreement. Amounts due under the RCF Agreement at December 31, 2023 amounted to £15.0 million ($19.1 million). Interest relating to amounts drawn under the RCF Agreement amounted to $0.2 million and is recorded in Interest expense, net for the year ended December 31, 2023.

Termination of Prior Financing

The Company’s previous debt consisted of two tranches of senior secured term loans in a principal amount of £145.8 million ($185.9 million) with a cash interest rate of 8.25% plus 3-month LIBOR and €93.1 million ($102.8 million) with a cash interest rate of 7.75% plus 3-month EURIBOR, respectively and a secured revolving facility loan in a principal amount of £20.0 million ($25.5 million) with a cash interest rate on any utilization of 6.50% plus 3-month LIBOR (the “Prior Financing”).

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

Senior Facilities Agreement

The Company’s Prior SFA (which was with Lucid Agency Services Limited, as agent, Nomura International plc and Macquarie Corporate Holdings Pty Limited (UK Branch) as arrangers and/or bookrunners) was entered into in connection with the Company’s acquisition of the Gaming Technology Group of Novomatic UK Ltd on October 1, 2019, and, provided for, subject to certain conditions, two tranches of senior secured term loans, in an original principal amount of £140.0 million ($178.5 million) and €90.0 million ($99.4 million), respectively and a secured revolving facility loan in an original principal amount of £20.0 million ($25.5 million). The term loans, which were funded on October 1, 2019, were used to, among other things, pay the purchase price of the NTG Acquisition and refinance the Company’s prior indebtedness.

The term loan for £140.0 million ($178.5 million) initially carried a cash interest rate of 7.25% plus 3-month LIBOR, and the term loan for €90.0 million ($99.4 million) initially carried a cash interest rate of 6.75% plus 3-month EURIBOR. The £20.0 million ($25.5 million) revolving credit facility initially carried a cash interest rate on any utilization at 5.50% plus 3-month LIBOR, with any unutilized amount initially carrying a cash interest cost at 30% of the applicable margin on the revolving credit facility loan.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

The provisions from the June 2020 amendments to the Prior SFA included, among other things, (i) capitalizing certain interest payments that fell due on April 1, 2020, (ii) resetting the applicable leverage and capital expenditure financial covenants, removing certain applicable rating requirements, (iii) allowing the Company and its subsidiaries to incur additional indebtedness under the UK Coronavirus Large Business Interruption Loan Scheme under a stand-alone facility, which may rank pari passu or junior to the facilities under the Prior SFA, in an amount not exceeding £10.0 million ($12.7 million), (iv) removing certain applicable rating requirements, (v) limiting the ability of the Company and its subsidiaries to incur additional indebtedness, including by reducing the amount of general indebtedness the Company and its subsidiaries are permitted to incur and removing the ability to incur senior secured, second lien and unsecured indebtedness in an amount not exceeding the aggregate of (A) an unlimited amount, as long as, pro forma for the utilization of such indebtedness, the consolidated total net leverage ratio does not exceed the lower of 3.4:1 and the then applicable ratio with respect to the consolidated total net leverage financial covenant summarized further below, plus (B) an amount equal to the greater of £16.0 million ($20.4 million) and 25% of the consolidated pro forma EBITDA of the Company and its subsidiaries for the relevant period (as defined, but disregarding, for the purposes of calculating the usage of such cap, any financial indebtedness applied to refinancing other financial indebtedness, together with any related interest, fees, costs and expenses), (vi) increasing the margin applicable to the Facilities (as defined) by 1%, and adding an additional payment-in-kind margin of 0.75% payable on any principal amounts outstanding under Facility B (as defined in the Prior SFA) after September 24, 2021 (the “Relevant Date”), (vii) adding an exit fee payable by the Company with respect to any repayment or prepayment of Facility B after the Relevant Date at the time of such repayment or prepayment in an amount equal to 0.75% of the principal amount of Facility B being repaid or prepaid, (viii) removing any ability to carry forward or carry back any unused allowance under the applicable capital expenditure financial covenant and (ix) granting certain additional information rights to the lenders under the Prior SFA, including the provision of a budget, and certain board observation rights until December 31, 2022. All other material terms of the SFA remained unchanged in all material respects.

In consideration for the amendments listed above, the Company agreed to pay the lenders an amendment fee equal to 1% of the Total Commitments (as defined in the Prior SFA). The amendment fee was payable to the lenders pro rata to their commitments under the Prior SFA.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

Outstanding Debt and Finance Leases

The following reflects outstanding debt and finance leases as of the dates indicated below:

	Principal	Unamortized deferred financing charge	Book value, December 31, 2023
	(in millions)
Senior secured notes	$318.7	$(4.0)	$314.7
Finance lease liabilities	2.4	—	2.4
Total long-term debt outstanding	321.1	(4.0)	317.1
Less: current portion of long-term debt	(19.8)	—	(19.8)
Long-term debt, excluding current portion	$301.3	$(4.0)	$297.3

	Principal	Unamortized deferred financing charge	Book value, December 31, 2022
	(in millions)
Senior secured notes	$282.9	$(5.3)	$277.6
Finance lease liabilities	2.2	—	2.2
Total long-term debt outstanding	285.1	(5.3)	$279.8
Less: current portion of long-term debt	(1.0)	—	(1.0)
Long-term debt, excluding current portion	$284.1	$(5.3)	$278.8

The Company is in compliance with all relevant financial covenants and the long-term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt as of December 31, 2023 matures as follows:

Fiscal period:	Senior bank debt	Finance leases	Total
	(in millions)
2024	$19.1	$0.7	$19.8
2025	—	0.9	0.9
2026	299.6	0.5	300.1
2027	—	0.3	0.3
2028	—	—	—
Total	$318.7	$2.4	$321.1

14. Derivatives and Hedging Activities

On January 15, 2020, the Company entered into two interest rate swaps with UBS AG designed to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows on a portion of the previous floating rate debt facilities. The swaps fixed the variable interest rate of the debt facilities and provided protection over potential interest rate increases by providing a fixed rate of interest payment in return. The interest rate swaps were for £95.0 million ($121.1 million) at a fixed rate of 0.9255% based on the 6-month LIBOR rate and for €60.0 million ($66.3 million) at a fixed rate of 0.102% based on the 6-month EURIBOR rate.

In connection with the issuance of the Senior Secured Notes and the entry into the RCF Agreement, on May 19, 2021, the Company terminated its two interest rate swaps. The termination fees were settled on May 20, 2021, for £1.3 million ($1.9 million) and €0.1 million ($0.2 million), respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative was recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in Accumulated Other Comprehensive Income related to derivatives have now all been reclassified to interest expense as interest payments were made on the Company’s variable-rate debt.

As of December 31, 2023 and 2022, the Company did not have any derivatives. Losses reclassified from accumulated other comprehensive income into interest expense in the consolidated statements of operations and income (loss) for the years ended December 31, 2023 and December 31, 2022 amounted to $0.3 million and $0.7 million, respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

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

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

The fair value of our long-term senior debt as of December 31, 2023, was $280.1 million, based upon quoted prices in the marketplace, which are considered Level 2 inputs.

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

At December 31, 2023 and December 31, 2022, there were no Level 3 inputs, and no transfers in or out of Level 3 from other levels in the fair value hierarchy.

16. Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

During the year ended December 31, 2021, (i) an aggregate of 2,651,129 shares of common stock were issued pursuant to the exercise of 5,302,258 Public Warrants and (ii) an aggregate of 1,027,836 shares of common stock were issued pursuant to the exercise (on a cashless basis) of 9,049,230 Private Warrants. There were no warrants outstanding as of December 31, 2023 or 2022.

17. Stock-Based Compensation

The Company’s stock-based compensation plans authorize awards of restricted stock units (“RSUs”), stock options and other equity-related awards. The Company’s 2023 Omnibus Incentive Plan (“2023 Plan”) was adopted by the Company’s Board of Directors on April 10, 2023 and approved by our stockholders on May 9, 2023. The 2023 Plan succeeds the 2021 Omnibus Incentive Plan and the 2018 Omnibus Incentive Plan (collectively, the “Prior Plans”) such that shares subject to the unused reserves of the Prior Plans (e.g., as a result of termination or forfeiture of awards) are instead rolled over to the 2023 Plan. The Company has two other predecessor plans, the 2016 Long-Term Incentive Plan and the Second Long-Term Incentive Plan (collectively, the “Terminated Plans”), whose available balances were terminated in connection with approval of the 2018 Omnibus Incentive Plan. Although outstanding awards under the Terminated Plans remain governed by the terms of such plans, no new awards may be granted or become available for grant thereunder.

As of December 31, 2023, there were (i) 378,000 shares subject to outstanding awards under the 2023 Plan, including 250,000 shares subject to performance-based target awards, 93,750 shares subject to market-price vesting conditions, and 31,250 shares subject to awards as to which the applicable vesting conditions have been met which remain subject to deferred settlement, (ii) 2,433,225 shares subject to outstanding awards under the Prior Plans, including 358,506 shares subject to performance-based target awards, 97,500 shares subject to market-price vesting conditions, 190,586 shares subject to awards that were previously subject to performance criteria that were determined to have been met for the applicable performance year which awards continue to remain subject to a time-based vesting schedule and 1,225,300 shares subject to awards as to which the applicable vesting conditions have been met which remain subject to deferred settlement; and (iii) 1,168,686 shares subject to outstanding awards under the Terminated Plans as to which the applicable vesting conditions have been met which remain subject to deferred settlement. As of December 31, 2023, there were 2,881,460 shares available for new awards under the 2023 Plan (which includes shares rolled over from the Prior Plans) and no shares available for new awards under the Prior Plans. All awards outstanding as of December 31, 2023 consisted of RSUs (including time-based RSUs, performance-based RSUs and stock price based RSUs).

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

The Company also has an employee stock purchase plan (“ESPP”) that authorizes the issuance of up to an aggregate of 500,000 shares of common stock pursuant to purchases thereunder by employees. The ESPP, which was approved by stockholders in July 2017, is administered by the Compensation Committee which has discretion to designate the length of offering periods and other terms subject to the requirements of the ESPP. Offerings may also be under the ESPP’s subplan for UK-based employees (the “Subplan”) which was adopted in June 2022 and is designed to meet the requirements of a sharesave scheme under UK law. The terms applicable to offerings approved under the ESPP and Subplan for 2022 and 2023 are described below.

ESPP — Eligible employees may contribute up to 10% of base compensation through payroll deductions over a period of twelve months, a maximum of 1,000 shares may be purchased per participant, the purchase price is equal to 85% of the lower of the closing price of the common stock at the beginning of the offering period and the end of the offering period and shares are purchased on the last day of the offering period.

Subplan (UK) — Eligible employees may contribute a maximum amount of £350 per month through payroll deductions over a period of three years, the purchase price is equal to 85% of the closing price of the common stock on the day prior to commencement of the enrollment window for the offering, and participants have a period of six months following the end of the offering to elect to purchase shares or receive a refund.

As of December 31, 2023, a total of 463,671 shares remained available for purchase under the ESPP. No shares were issued under the ESPP in 2021 or 2022 and a total of 4,080 shares were purchased in 2023 (at a purchase price of $8.483 per share) and such shares were issued in 2024. Based on enrollments in the ESPP (including the Subplan), an aggregate of approximately 105,000 shares were subject to outstanding purchase rights thereunder as of December 31, 2023.

A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested Outstanding at January 1, 2023	1,647,544	$11.11
Granted (1)	888,225	$14.14
Forfeited	(66,880)	$(14.00)
Vested (2)	(914,214)	$(11.52)
Unvested Outstanding at December 31, 2023	1,554,675	$12.57

(1)	The amount shown as granted in the table includes 219,213 performance-based target RSUs as to which the number eligible to vest ranged from 0% to 200% of the target amount of RSUs (a maximum of 438,426 RSUs based on attainment of Adjusted EBITDA targets for 2023 and criteria previously set by the Compensation Committee). Following the year ended December 31, 2023, the Committee determined that the performance level attained would equate to approximately 47% of the target amount of RSUs. The amount shown in the table includes additional performance-based RSUs, awarded as sign-on grants to our Executive Chairman and our CEO (comprising tranches covering an aggregate of 250,000 Adjusted EBITDA RSUs (with targets for 2025, 2026 and 2027) and 125,000 stock-price based RSUs) which can be earned at up to 100% of the target amount of RSUs.

(2)	The RSUs that vested during the year ended December 31, 2023 included: (a) approximately 351,000 RSUs that are subject to deferred settlement terms; and (b) approximately 546,000 RSUs that vested on the last day of the year and will be settled on a net share basis in 2024.

The Company issued a total of 435,283 shares during the year ended December 31, 2023 in net settlement of RSUs which included an aggregate of 332,227 shares in settlement of RSUs that vested during the prior year on December 30, 2022.

The weighted average grant date fair value of awards granted for years ended December 31, 2023, December 31, 2022 and December 31, 2021 amounted to $14.14, $14.36 and $10.15, respectively. The vesting date value of RSUs vesting for years ended December 31, 2023, December 31, 2022 and December 31, 2021 amounted to $10.2 million, $10.8 million and $16.1 million, respectively. There was no income tax benefit recognized related to awards that vested during the years ended December 31, 2023, 2022, and 2021, respectively as there is a full valuation allowance in place against the RSU scheme’s deferred tax asset.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

The Company recognized stock-based compensation expense as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(in millions)
Restricted Stock and RSUs	$10.4	$10.1	$11.9
ESPP	0.2	—	—
Payroll taxes on vesting of RSUs	0.6	0.7	1.1
	$11.2	$10.8	$13.0

Total unrecognized compensation expense related to unvested stock awards and unvested RSUs at December 31, 2023 amounts to $5.4 million and is expected to be recognized over a weighted average period of 1.2 years.

18. Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2021	$(70.8)	$2.8	$37.2	$(30.8)
Change during the period	(0.7)	(1.8)	(10.5)	(13.0)
Balance at December 31, 2021	(71.5)	1.0	26.7	(43.8)
Change during the period	(12.7)	(0.7)	6.4	(7.0)
Balance at December 31, 2022	(84.2)	0.3	33.1	(50.8)
Change during the period	5.9	(0.3)	0.7	6.3
Balance at December 31, 2023	$(78.3)	$—	$33.8	$(44.5)

19. Net Income (Loss) per Share

Basic income/loss per share (“EPS”) is computed by dividing net income/loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period, including stock options, restricted stock, RSUs and warrants, using the treasury stock method, unless the inclusion would be anti-dilutive.

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because they were either contingently issuable shares or because their inclusion would be anti-dilutive:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
RSUs	799,756	382,500	2,039,254

The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the year ended December 31, 2023 and December 31, 2022, respectively. There were no reconciling items for the year ended December 31, 2021.

	Income (Numerator)	Shares (Denominator)	Per-Share Amount, Year Ended December 31, 2023
	(in millions)
Basic EPS
Income available to common stockholders	$7.6	28,073,408	$0.27
Effect of Dilutive Securities
RSUs	—	1,141,175	(0.01)
Diluted EPS
Income available to common stockholders	$7.6	$29,214,583	$0.26

	Income (Numerator)	Shares (Denominator)	Per-Share Amount, Year Ended December 31, 2022
	(in millions)
Basic EPS
Income available to common stockholders	$20.6	28,049,918	$0.73
Effect of Dilutive Securities
RSUs	—	1,042,937	(0.02)
Diluted EPS
Income available to common stockholders	$20.6	$29,092,855	$0.71

The calculation of Basic EPS includes the effects of 2,425,236, 1,703,142 and 1,583,650 shares for the years ended December 31 2023, 2022 and 2021, respectively, with respect to RSU awards that have vested but have not yet been issued.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

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

During the year ended December 31, 2023, the Company repurchased 125,778 shares under the Share Repurchase Program for gross payments of approximately $1.6 million, which were canceled and retired during the year ended December 31, 2023. As of December 31, 2023, approximately $13.0 million remained available for future repurchases under the Share Repurchase Program.

21. Other Finance Income

Other finance income consisted of the following:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(in millions)
Pension interest cost	$(3.4)	$(2.2)	$(1.7)
Expected return on pension plan assets	3.8	3.3	2.8
Foreign currency translation on senior bank debt	—	—	4.6
	$0.4	$1.1	$5.7

22. Income Taxes

The effective tax rates for the years ended December 31, 2023, 2022 and 2021 were 39.7%, 9.2% and 3.8% respectively. For the year ended December 31, 2023 and 2022, the Company’s effective tax rate differs from the federal statutory rate primarily due to losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit as well as an inclusion for global intangible low-taxed income. For the year ended December 31, 2021, the Company’s effective tax rate differs from the federal statutory rate primarily due to losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit and non-deductible officer’s compensation.

The components of earnings (loss) before income taxes on the Company’s consolidated statement of operations by the United States and foreign jurisdictions were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(in millions)
United States	$(17.7)	$(8.1)	$(13.5)
Foreign jurisdictions	30.3	30.8	(28.7)
Total earnings (loss) before income taxes	$12.6	$22.7	$(42.2)

Income tax provision (benefit), as reflected in the Company’s consolidated statement of operations, consists of the following:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(in millions)
Current provision (benefit)
Federal	$3.0	$0.7	$—
State	0.4	—	—
Foreign	1.6	1.4	(1.6)
Total current	$5.0	$2.1	$(1.6)

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
(in millions)
Deferred provision (benefit)
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	$—	$—	$—

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

The differences between the federal statutory tax rate and our effective rate are reflected in the following table for the years ended December 31, 2023, 2022 and 2021:

	December 31, 2023	December 31, 2022	December 31, 2021
	(in millions)
Statutory income tax	21.0%	21.0%	21.0%
State taxes (net of federal)	2.3%	0.4%	0.0%
Non-deductible officers’ compensation	8.8%	7.5%	(4.9)%
Global intangible low-taxed income	45.2%	33.1%	0.0%
Other permanent differences	(0.8)%	0.3%	(2.2)%
Prior year true ups	(5.6)%	0.0%	0.0%
Effect of rates different than statutory	3.8%	(2.2)%	(0.7)%
Non-creditable withholding taxes	9.0%	4.7%	0.0%
Foreign tax true ups	0.4%	(0.1)%	4.2%
Research and development tax credits	0.0%	(1.2)%	0.3%
Change in valuation allowance	(44.4)%	(54.3)%	(13.9)%
Effective income tax rate	39.7%	9.2%	3.8%

The net deferred tax assets and liabilities arising from temporary differences are as follows:

	December 31, 2023	December 31, 2022
	(in millions)
Depreciation	$49.7	$52.3
Net operating losses	22.7	23.4
Other temporary differences	3.2	2.5
Intangible Assets	5.6	4.8
Right of Use Asset	3.6	4.1
Total gross deferred tax assets	84.8	87.1
Valuation allowance balance	(81.2)	(83.1)
Gross deferred tax assets	3.6	4.0
Intangible assets	—	—
Other temporary differences	—	—
Right of Use Liability	(3.6)	(4.0)
Gross deferred tax liabilities	(3.6)	(4.0)
Net deferred tax assets	$—	$—

Changes in the valuation allowance are as follows:

	December 31, 2023	December 31, 2022
	(in millions)
Beginning balance	$83.1	$109.2
(Decrease) increase	(1.9)	(26.1)
Reversal of allowance	—	—
Ending balance	$81.2	$83.1

As of December 31, 2023 and 2022, the Company has $0.0 million and $3.8 million, respectively, of gross federal net operating loss carry forwards, these losses have an unlimited carry forward. The cumulative state net operating losses as of December 31, 2023 are $39.7 million, which begin to expire in 2026. The utilization of the Company’s state net operating losses may be subject to a limitation in the future due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code. As of December 31, 2023, the Company has not had an ownership change under Section 382.

As of December 31, 2023 and 2022, the Company also has gross net operating losses in foreign jurisdictions, primarily the UK, totaling $80.7 million and $82.2 million, respectively. The majority of these net operating losses have an unlimited carry forward period.

The Company recorded a valuation allowance against all of our deferred tax assets as of both December 31, 2023, and December 31, 2022. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. The valuation allowance we recorded as of December 31, 2023 and December 31, 2022 was $81.2 million and $83.1 million, respectively.

The Company has not recognized deferred tax liabilities in respect of unremitted earnings that are considered indefinitely reinvested in foreign subsidiaries. We do not provide for taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed because we intend to invest such undistributed earnings indefinitely outside of the United States.

Currently, there are no federal, state or foreign jurisdiction tax audits pending. The Company’s corporate federal and state tax returns from 2020 to 2022 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2015 to 2022 remain subject to examination by tax authorities.

In accordance with ASC 740, the Company has evaluated its tax positions to determine if there are any uncertain tax positions. As of December 31, 2023 and 2022, the Company has no unrecognized tax benefits for uncertain tax positions and has no accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material change in the total amount of unrecognized tax benefits will occur within the next twelve months.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

23. Related Parties

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”), (an arranger and lending party under our RCF Agreement), and Macquarie Capital (Europe) Limited (“Macquarie EUR”), (an arranger and initial purchaser of our Senior Secured Notes), are affiliates of MIHI LLC, which beneficially owned approximately 11.5% of our common stock as of December 31, 2023, and 11.7% of our common stock as of December 31, 2022. Macquarie UK was also one of the lending parties with respect to the Prior Financing and its associated revolving credit facility. Macquarie UK held $2.1 million of the total $19.1 million of RCF drawn at December 31, 2023. Macquarie UK did not hold any of the Company’s aggregate senior debt at December 31, 2023 or December 31, 2022. Interest expense payable to Macquarie UK amounted to $0.0 million for each of the years ended December 31, 2023, 2022 and 2021, respectively. In addition, Macquarie EUR received $0.6 million of $5.5 million of fees paid in connection with the issuance of the Senior Secured Notes and the RCF in the year ended December 31, 2021. MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

HG Vora Special Opportunities Master Fund Limited (“HG Vora”) (a purchaser of our Senior Secured Notes issued on May 20, 2021) was a significant stockholder until October 12, 2021. Interest expense payable to HG Vora while a related party for the year ended December 31, 2021 amounted to $1.7 million.

On December 31, 2021, the Company entered into a consultancy agreement with Richard Weil, the brother of A. Lorne Weil, our Executive Chairman, under which he received a success fee in the amount of $130,000 for services he provided in connection with our acquisition of Sportech Lotteries, LLC. The success fee was paid during the year ended December 31, 2022. Under the agreement, as extended in November 2022 and in July 2023 and December 2023, he will provide consulting services to the Company relating to the lottery in the Dominican Republic through December 31, 2024, for which he was compensated at a rate of $10,000 per month in consulting fees through to June 30, 2023, and at a rate of $12,500 per month for the remainder of the term of the agreement. The aggregate amount incurred by the Company in consulting fees was $0.1 million and $0.1 million for the years ended December 31, 2023 and December 31, 2022, respectively.

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

During the year to December 31, 2021, certain concessions were granted with respect to the Company’s operating leases in light of Covid-19. These took the form of lease extensions, where nothing was paid for a period of time with that same period of time and payments added onto the lease at the end, payment holidays, where payments were deferred until a later date, but with no lease extension, and discounted payments, where payments were reduced and not repaid either at a later date or through lease extensions. The Company elected to use the practical expedient granted by the FASB and account for the concessions as if they were part of the enforceable rights and obligations of the parties under the existing lease contract for all affected operating leases. Lease extensions and discounted payments were accounted using the ‘cash basis’ approach, with the lease liability and right-of-use asset continuing to be accounted for as if payments were still being made under the original terms of the lease. Payment holidays were accounted for using the ‘remeasurement consistent with resolving a contingency’ approach, which involved remeasuring the liability and the right-of-use asset and continuing to recognize the total cost of the lease on a straight line basis over the period to which it relates.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

The Company is also party to finance leases with third parties with respect to gaming machines. The leases have remaining terms of between 18 and 43 months.

The components of lease expense were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(in millions)
Finance lease costs:
Depreciation	$0.7	$0.9	$0.5
Interest	0.3	0.2	0.2
Operating lease costs	5.5	5.8	6.4
Short-term lease costs	2.1	1.2	1.3
Variable lease costs	2.3	2.5	1.0
Total	$10.9	$10.6	$9.4

	December 31, 2023	December 31, 2022
Weighted average remaining lease term – finance leases	30.9 months	29.8 months
Weighted average remaining lease term – operating leases	73.3 months	68.5 months
Weighted average discount rate – finance leases	10.5%	9.0%
Weighted average discount rate – operating leases	8.9%	8.9%

Assets leased under finance leases had a cost of $3.6 million and $2.3 million at December 31, 2023 and 2022, respectively, and accumulated depreciation associated with these assets was $1.7 million and $1.2 million at December 31, 2023 and 2022, respectively.

Future minimum finance lease payments as of December 31, 2023 were as follows:

Year ending December 31, (in millions)
2024	$1.1
2025	1.1
2026	0.6
2027	0.4
2028	—
Thereafter	—
Total future minimum lease payments	3.2
Less: imputed interest	(0.8)
Total	$2.4

Future minimum operating lease payments as of December 31, 2023 were as follows:

Year ending December 31, (in millions)
2024	$5.0
2025	3.5
2026	2.9
2027	1.4
2028	1.1
Thereafter	5.1
Total future minimum lease payments	19.0
Less: imputed interest	(4.5)
Total	$14.5

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

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

Profit recognized at commencement date of sales type leases amounted to $2.5 million, $0.3 million and $0.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Lease income from operating leases and variable income and interest receivable from sales type leases is not material for any of the years presented.

Future minimum sales type lease receivables as of December 31, 2023 were as follows:

Year ending December 31, (in millions)
2024	$2.8
2025	2.7
2026	2.0
2027	0.2
2028	—
Total future minimum lease receivables	7.7
Less: imputed interest	(1.0)
Total	$6.7

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

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

26. Pension Plan

We operate a defined contribution plan in the US and both defined benefit and defined contribution pension schemes in the UK. The defined contribution scheme assets are held separately from those of the Company in an independently administered fund. The defined contribution pension cost charge represents contributions payable by the Company and amounted to $3.4 million, $2.9 million and $2.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Contributions totaling $0.4 million and $1.2 million were payable to the fund as at December 31, 2023 and 2022, respectively.

The defined benefit scheme has been closed to new entrants since April 1, 1999 and closed to future accruals for services rendered to the Company for the entire financial statement periods presented in these consolidated financial statements. Retirement benefits are generally based on a portion of an employee’s pensionable earnings during years prior to 2010.

The latest triennial actuarial valuation of the scheme as at March 31, 2021 was finalized in June 2022. The actuarial valuation revealed that the statutory funding objective was not met, i.e. there were insufficient assets to cover the Scheme’s Technical Provisions and there was a funding shortfall of £8.2 million ($10.5 million) at the valuation date. Under the Recovery Plan and Schedule of Contributions agreed between the Trustee and the Company on June 28, 2022, it was agreed that the shortfall will be met by contributions of £0.9 million ($1.1 million) for each the years ended December 31 2021, 2022, 2023 and 2024, of £0.7 million ($0.9 million) for the year ended December 31, 2025 and of £0.5 million ($0.6 million) for the period January 1, 2026 to October 31, 2026. The Company will also make expense contributions of £0.3 million ($0.4 million) per annum for the period covered by the Recovery Plan and Schedule of Contributions.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

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

Our valuation methodologies used for pension assets measured at fair value are as follows. There have been no changes in the methodologies used at December 31, 2023 and December 31, 2022.

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

As of December 31, 2023 and December 31, 2022, the diversified fund was redeemable at NAV as of the measurement dates.

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

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

The following table sets forth the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	December 31, 2023	December 31, 2022
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$71.2	$122.7
Interest cost	3.4	2.2
Actuarial loss (gain)	0.6	(39.0)
Benefits paid	(3.0)	(3.5)
Foreign currency translation adjustments	4.1	(11.2)
Benefit obligation at end of period	$76.3	$71.2
Change in plan assets:
Fair value of plan assets at beginning of period	$69.1	$125.7
Actual gain (loss) on plan assets	2.8	(42.4)
Employer contributions	1.4	1.4
Benefits paid	(3.0)	(3.5)
Foreign currency translation adjustments	4.0	(12.1)
Fair value of assets at end of period	$74.3	$69.1
Amount recognized in the consolidated balance sheets:
Unfunded status (non-current)	$(2.0)	$(2.1)
Net amount recognized	$(2.0)	$(2.1)

The following table presents the components of our net periodic pension (benefit) cost:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(in millions)
Components of net periodic pension (benefit) cost:
Interest cost	$3.4	$2.2	$1.7
Expected return on plan assets	(3.8)	(3.3)	(2.8)
Amortization of net loss	0.9	0.5	0.9
Net periodic cost (benefit)	$0.5	$(0.6)	$(0.2)

The accumulated benefit obligation for all defined benefit pension plans was $76.3 million and $71.2 million as of December 31, 2023 and December 31, 2022, respectively. The underfunded status of our defined benefit pension plans recorded as a liability in our consolidated balance sheets as of December 31, 2023 and December 31, 2022 was $2.0 million and $2.1 million, respectively.

The estimated net loss, net transition asset (obligation) and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $1.1 million, $nil and $nil, respectively.

The fair value of the plan assets at December 31, 2023 by asset category is presented below:

	Level 1	Level 2	Level 3	Total
	(in millions)
Diversified fund	$—	$45.1	$—	$45.1
Buy-in contract	—	—	28.9	28.9
Cash and other current assets	0.3	—	—	0.3
Total	$0.3	$45.1	$28.9	$74.3

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

The fair value of the plan assets at December 31, 2022 by asset category is presented below:

	Level 1	Level 2	Level 3	Total
	(in millions)
Diversified fund	$—	$40.7	$—	$40.7
Buy-in contract	—	—	28.1	28.1
Cash	0.3	—	—	0.3
Total	$0.3	$40.7	$28.1	$69.1

The table below presents the weighted-average actuarial assumptions used to determine the benefit obligation and net periodic benefit cost for the Plan.

	December 31, 2023	December 31, 2022
Discount rate – non-insureds	4.71%	5.00%
Discount - insureds	4.07%	4.15%
Expected return on assets	5.30%	5.70%
RPI inflation	3.02%	3.13%
CPI inflation – pre 2030	2.02%	2.13%
CPI inflation – post 2030	2.82%	2.93%
Pension increases – pre-2006 service	2.83%	2.90%
Pension increases – post-2006 service	1.86%	1.89%
Pension increases – post 1988 GMP – pre 2030	1.77%	1.83%
Pension increases – post 1988 GMP – post 2030	2.16%	2.21%

The following benefit payments are expected to be paid:

(in millions)
2024	$3.4
2025	$3.4
2026	$3.6
2027	$3.9
2028	$3.9
2029 to 2033	$23.3

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), total assets and total capital expenditures for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, right of use assets, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions. All acquisition and integration related transaction expenses are allocated as corporate function costs.

Segment Information

Year Ended December 31, 2023

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$83.0	$56.2	$27.9	$94.1	$—	$261.2
Product sales	59.6	—	—	2.2	—	61.8
Total revenue	142.6	56.2	27.9	96.3	—	323.0
Cost of sales, excluding depreciation and amortization:
Cost of service	(24.6)	(1.4)	(1.7)	(47.4)	—	(75.1)
Cost of product sales	(51.5)	—	—	(1.1)	—	(52.6)
Selling, general and administrative expenses	(22.5)	(7.1)	(10.8)	(28.4)	(35.5)	(104.3)
Stock-based compensation expense	(1.5)	(0.4)	(0.6)	(1.0)	(7.7)	(11.2)
Acquisition and integration related transaction expenses	—	—	—	—	—	—
Depreciation and amortization	(19.0)	(3.3)	(3.6)	(11.6)	(2.4)	(39.9)
Segment operating income (loss)	23.5	44.0	11.2	6.8	(45.6)	39.9

Net operating income						$39.9

Total assets at December 31, 2023	$130.0	$59.7	$18.4	$72.6	$60.2	$340.9

Total goodwill at beginning of period (1)	$11.6	42.1	1.8	20.5	—	76.0
Accumulated goodwill impairment losses (2)	—	—	—	(20.5)	—	(20.5)
Total goodwill at beginning of period, net	11.6	42.1	1.8	—	—	55.5
Foreign currency translation adjustments	0.6	2.7	—	—	—	3.3
Total goodwill at December 31, 2023, net	$12.2	$44.8	$1.8	$—	$—	$58.8
Total capital expenditures for the year ended December 31, 2023	$22.5	$3.9	$2.7	$18.6	$1.8	$49.5

Year Ended December 31, 2022

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$80.4	$54.2	$20.6	$93.2	$—	$248.4
Product sales	30.9	—	—	2.3	—	33.2
Total revenue	111.3	54.2	20.6	95.5	—	281.6
Cost of sales, excluding depreciation and amortization:
Cost of service	(23.7)	(1.8)	(1.3)	(44.6)	—	(71.4)
Cost of product sales	(20.4)	—	—	(1.5)	—	(21.9)
Selling, general and administrative expenses	(23.8)	(8.0)	(8.0)	(25.4)	(25.9)	(91.1)
Stock-based compensation expense	(1.6)	(0.7)	(0.7)	(0.6)	(7.2)	(10.8)
Acquisition and integration related transaction expenses	—	—	—	—	(0.5)	(0.5)
Depreciation and amortization	(19.6)	(2.7)	(2.0)	(13.5)	(2.1)	(39.9)
Segment operating income (loss)	22.2	41.0	8.6	9.9	(35.7)	46.0

Net operating income						$46.0

Total assets at December 31, 2022	$104.3	$56.6	$12.0	$68.3	$46.0	$287.2

Total goodwill at beginning of period (1)	$13.0	47.2	2.0	20.5	—	82.7
Accumulated goodwill impairment losses (2)	—	—	—	(20.5)	—	(20.5)
Total goodwill at beginning of period, net	13.0	47.2	2.0	—	—	62.2
Foreign currency translation adjustments	(1.4)	(5.1)	(0.2)	—	—	(6.7)
Total goodwill at December 31, 2022, net	$11.6	$42.1	$1.8	$—	$—	$55.5
Total capital expenditures for the year ended December 31, 2022	$13.1	$1.7	$3.2	$10.9	$3.6	$32.5

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

Year Ended December 31, 2021

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$58.8	$35.0	$20.7	$65.7	$—	$180.2
Product sales	22.6	—	—	3.0	—	25.6
Total revenue	81.4	35.0	20.7	68.7	—	205.8
Cost of sales, excluding depreciation and amortization:
Cost of service	(17.3)	(1.2)	(1.8)	(31.5)	—	(51.8)
Cost of product sales	(15.0)	—	—	(2.8)	—	(17.8)
Selling, general and administrative expenses	(22.4)	(7.7)	(6.8)	(19.5)	(20.9)	(77.3)
Stock-based compensation expense	(1.8)	(0.8)	(0.6)	(0.6)	(9.2)	(13.0)
Acquisition and integration related transaction expenses	—	—	—	—	(1.6)	(1.6)
Depreciation and amortization	(24.6)	(3.8)	(2.7)	(15.9)	(1.8)	(48.8)
Segment operating income (loss)	0.3	21.5	8.8	(1.6)	(33.5)	(4.5)

Net operating loss						$(4.5)

Total capital expenditures for the year ended December 31, 2021	$8.7	$2.1	$2.4	$8.8	$1.4	$23.4

(1)	As a result of the October 1, 2019 acquisition of the Acquired Businesses, the Company recognized £26.1 million of Goodwill from the completion of the acquisition. In accordance with ASC 350-20, Intangibles—Goodwill and Other—Goodwill, we assessed the synergies that were expected at the time of acquisition and reallocated £9.6 million and £1.4 million of goodwill from the Acquired Businesses reporting unit to Server Based Gaming and Interactive reporting units, respectively.
(2)	During the first quarter of 2020, as a result of a triggering event caused by the impacts of the COVID-19 pandemic, we completed a qualitative and quantitative impairment analysis and determined that goodwill within the Acquired Businesses (now Leisure) reporting unit was fully impaired.

Geographic Information

Geographic information for revenue is set forth below:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(in millions)
Total revenue
UK	$250.9	$208.6	$148.6
Greece	24.3	22.4	18.2
Rest of world	47.8	50.6	39.0
Total	$323.0	$281.6	$205.8

UK revenue includes revenue from customers headquartered in the UK, but whose revenue is generated globally.

Geographic information of our non-current assets excluding goodwill is set forth below:

	December 31, 2023	December 31, 2022
	(in millions)
UK	$91.9	$82.7
Greece	15.3	5.8
Rest of world	22.4	16.3
Total	$129.6	$104.8

Software development costs are included as attributable to the market in which they are utilized.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022, AND FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021

28. Customer Concentration

During the year ended December 31, 2023 two customers represented at least 10% of revenue, accounting for 12% and 11% of the Company’s revenue, respectively. The customers were served by the Gaming, Virtual Sports and Interactive segments, and by the Virtual Sports and Interactive segments, respectively. During the year ended December 31, 2022, one customer represented at least 10% of revenue, accounting for 13% of the Company’s revenue. This customer was served by the Virtual Sports and Interactive segments. During the year ended December 31, 2021, no customers represented at least 10% of revenue.

At December 31, 2023, there was one customer that represented at least 10% of the Company’s accounts receivable, accounting for 12% of the Company’s accounts receivable. At December 31, 2022, there was one customer that represented at least 10% of the Company’s accounts receivable, accounting for 24% of the Company’s accounts receivable.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Executive Chairman and our Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures at December 31, 2023 were not effective, due to the material weaknesses described below.

In light of these material weaknesses, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting as Part of Section 404 of the Sarbanes-Oxley Act 2002 (“SOX”)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Insofar as the Company is subject to Section 404(b) of SOX, this Annual Report on Form 10-K includes an opinion by our external auditors on the effectiveness of our internal control over financial reporting at December 31, 2023 in addition to management’s assessment of the effectiveness of internal control over financial reporting under the requirements of Section 404(a) of SOX. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, our internal control over financial reporting at December 31, 2023 was not effective, based upon the material weaknesses discussed below.

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

Identified Material Weaknesses and Remediation

Risk Assessment and Controls Design and Accounting Competency

The Company has identified areas of material weakness in internal controls over financial reporting relating to an ineffective risk assessment and appropriate design of controls process (the “Risk Assessment and Controls Design Material Weakness”) as well as inadequate monitoring controls (the “Monitoring Controls Material Weakness”). Namely, the Company had not established an effective control environment due to not effectively identifying risks in the process and then had an ineffective design and implementation of certain process controls including but not limiting the following areas: (i) Preparation, review and approval of account analyses, summaries and reconciliations; (ii) documenting accounting policies and design procedures and controls to ensure compliance with Company accounting policies and US GAAP; (iii) review and approval of journal entries; (iv) accuracy of information input into and output from the financial reporting and accounting systems; (v) accuracy and completeness of the financial statement disclosures and presentations in accordance with GAAP. . The Company also did not maintain an effective program for monitoring the design and operational effectiveness of internal controls over the financial close and reporting process including identification, evaluation, and timely remediation of control deficiencies over financial reporting deficiencies throughout interim and annual financial periods. The above deficiencies represented material weaknesses in the Company’s internal control over financial reporting as there was a reasonable possibility that a material misstatement with respect to certain of the Company’s significant accounts and disclosures would not be prevented or detected. Additionally, the Company has identified a material weakness in Accounting and Reporting Competencies. These controls relate to the Company’s Finance function including individuals with public accounting and reporting experience, along with competency and training on U.S. GAAP and SEC reporting to ensure compliance with reporting requirements. These controls represent a material weakness as there is a reasonable possibility that without the appropriate level of knowledge, a material misstatement with respect to certain of the Company’s significant accounts or disclosures could not be prevented or detected.

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

Management remediation for these material weaknesses includes (1) effectiveness risk assessments along with development, enhancement and implementation of processes and controls in designated areas to evaluate, record and report transactions according to U.S. GAAP with supporting controls. Risk and gap assessment has commenced in all accounting areas to enhance 2024 SOX remediation program. (2) Documentation of U.S. GAAP accounting policies with corresponding process flows and controls. New policy documentation covering critical areas has been developed and new corresponding flows and controls will be documented as part of 2024 SOX remediation program. (3) Automation and monitoring of critical accounting transaction processing and controls to facilitate compliance. Key changes in the financial ERP have commenced and implementation of new revenue and lease systems is commencing. (4) Continued advisory support from outsourced technical accounting provider on significant and complex transactions and introduction of new SOX provider to assist in implementation, (5) Recruitment in key accounting leadership roles of Chief Financial Officer and Global Financial Controller, with U.S. GAAP experience and Director of Audit, SOX and Accounting Policy. Individuals in these roles are in place with needed expertise (6) Training of accounting team in relevant U.S. GAAP areas (7) establishment of monitoring procedures for identification of control deficiencies over financial reporting throughout interim and annual financial periods.

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

Management is planning to continue remediating the design of segregation of duties during 2024 by changing access levels, and reviewers, and updating policies. Despite this deficiency, Management is not aware of any resulting financial statement misstatements and, additionally, management has undertaken a retrospective analysis of 2023 transactions of individuals with such incompatibilities and our analysis indicates that none of the changes made was incorrect or inappropriate.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Inspired Entertainment, Inc. and Subsidiaries

Adverse Opinion on Internal Control over Financial Reporting

We have audited Inspired Entertainment, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management’s Annual Report on Internal Control Over Financial Reporting”:

●	The Company’s change management and access controls were not designed and implemented effectively to ensure:
	1)	IT program and data changes affecting the Company’s financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately to validate that data produced by these IT applications were complete and accurate, and
	2)	appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant applications and underlying accounting records to the appropriate Company personnel.

Due to the pervasive nature of these deficiencies, automated process-level, and manual controls that are dependent upon the information derived from such financially relevant applications were also determined to be ineffective.

●	Business process controls across all financial reporting and closing processes as well as controls relating to the application of accounting policies and procedures were not effectively designed and implemented properly to address the risk of material misstatements, including controls without proper segregation of duties between preparer and reviewer and key management review controls.

These deficiencies represent material weaknesses in the Company’s internal control over financial reporting as there is a reasonable possibility that a material misstatement with respect to the Company’s significant accounts and disclosures will not be prevented or detected on a timely basis.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the December 31, 2023 consolidated financial statements, and this report does not affect our report on such financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s consolidated balance sheets as of December 31, 2023 and 2022 and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2023 and our report is dated April 15, 2024 on those financial statements.

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

Marcum llp

New York, NY

April 15, 2024

Item 9B. Other Information.

On April 12, 2024, the Company entered into a new employment agreement with Marilyn Jentzen, who was appointed to the position of Interim Chief Financial Officer of the Company on December 20, 2023, which replaces her prior agreement with the Company dated October 2, 2023. Under the agreement, Ms. Jentzen will be paid a salary of $17,500 per week effective April 8, 2024 for the remainder of the term of her employment ending December 31, 2024. Ms. Jentzen is employed “at will” with a notice period of 30 days. Ms. Jentzen will receive certain relocation-related support for her assignment in the Company’s U.K. offices, including a monthly supplement of $3,600, as further described in the employment agreement which is included as Exhibit 10.19 to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part iii

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2024, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 11. Executive Compensation.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2024, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2024, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2024, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 14. Principal Accountant Fees and Services.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2024, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Part iv

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. The required consolidated financial statements and notes thereto are presented starting on page F-1 of this report.

(2)	Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the consolidated financial statements and notes thereto presented starting on page F-1 of this report.

(3)	Exhibits

Exhibit Number	Description
3.1(a)	Second Amended and Restated Certificate of Incorporation of Inspired Entertainment, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

3.1(b)	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated August 13, 2020 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K of the Company, filed with the SEC on August 14, 2020).

3.2	Second Amended and Restated Bylaws of Inspired Entertainment, Inc. (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2023, filed with the SEC on August 11, 2023).

4.1	Registration Rights Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and certain security holders (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014).

4.2	Registration Rights Agreement, dated December 23, 2016, by and among Hydra Industries Acquisition Corp. and the Vendors (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

4.3	Description of Securities (incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2021, filed with the SEC on March 31, 2022).

4.4	Indenture, dated as of May 20, 2021, among Inspired Entertainment (Financing) PLC, as issuer, the Company, as a guarantor, the subsidiaries of the Company named therein, as additional guarantors, GLAS Trustees Limited, as trustee, GLAS Trust Corporation Limited as security agent and GLAS Trust Company LLC as paying agent, transfer agent and registrar (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed with the SEC on May 20, 2021).

4.5	Form of 7.875% Senior Secured Notes due 2026 (included in Exhibit 4.4).

10.1	Super Senior Revolving Credit Facilities Agreement, dated as of May 20, 2021, among the Company, Gaming Acquisition Limited, Inspired Entertainment (Financing) PLC and Inspired Gaming (UK) Limited as original borrowers, the subsidiaries of the Company named therein as original guarantors, Global Loan Agency Services Limited as agent, GLAS Trust Corporation Limited as security agent and Barclays Bank plc and Macquarie Corporate Holdings Pty Limited (UK Branch) as arrangers and original lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on May 20, 2021).

Exhibit Number	Description
10.2	Form of Director and Officer Indemnity Agreement (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

10.3	Stockholders Agreement, dated December 23, 2016, by and among the Company, Hydra Industries Sponsor LLC, Macquarie Sponsor and the Vendors (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

10.4#	Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2017, filed with the SEC on December 4, 2017).

10.5#	Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017).

10.6#	Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2018, filed with the SEC on December 10, 2018).

10.7#	Inspired Entertainment, Inc. 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2021, filed with the SEC on March 31, 2022).

10.8#	Inspired Entertainment, Inc. 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2023, filed with the SEC on August 11, 2023).

10.9#	Forms of Grant Agreements for fiscal year 2023 under the Inspired Entertainment, Inc. 2021 Omnibus Incentive Plan (Time-Based Form of Agreement and Performance-Based Form of Agreement) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2023, filed with the SEC on May 10, 2023).

10.10#*	Inspired Entertainment, Inc. 2023 Short-Term Incentive Bonus Plan.

10.11#	Employment Agreement, dated as of October 9, 2020, by and between Inspired Entertainment, Inc. and A. Lorne Weil (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2020).

10.12#	Letter, dated April 21, 2021, from Inspired Entertainment, Inc. to A. Lorne Weil (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2021, filed with the SEC on May 14, 2021).

10.13#	Addendum, effective June 21, 2021, to the Employment Agreement dated October 9, 2020 by and between Inspired Entertainment, Inc. and A. Lorne Weil (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the Company on June 24, 2021).

Exhibit Number	Description
10.14#	Second Addendum, effective January 1, 2023, to the Employment Agreement dated October 9, 2020, as amended, by and between Inspired Entertainment, Inc. and A. Lorne Weil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on January 17, 2023).

10.15#	Employment Agreement, dated February 17, 2020, between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2019, filed with the SEC on March 30, 2020).

10.16#	Letter Agreement, dated July 21, 2021, by and between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 23, 2021).

10.17#	Second Addendum, effective January 1, 2023, to the Employment Agreement dated February 17, 2020, as amended, by and between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on January 17, 2023).

10.18#	Performance-Based Grant Agreement, dated May 9, 2023, between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2023, filed with the SEC on August 11, 2023).

10.19#*	Letter Agreement, dated April 12, 2024, between Inspired Entertainment, Inc. and Marilyn Jentzen.

10.20#	Employment Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

10.21#	Amendment, dated December 22, 2017, to the Employee Agreement, dated December 14, 2016, between Hydra Industries Acquisition Corp. and Daniel B. Silvers (incorporated herein by reference to Exhibit 10.13 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017).

10.22#	Amendment effective January 31, 2020, to the Employment Agreement dated December 14, 2016 (as amended) by and between Inspired Entertainment, Inc. and Daniel B. Silvers (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company, filed with the SEC on February 6, 2020).

10.23#	Separation and Release Agreement, dated January 10, 2023, between Inspired Entertainment, Inc. and Daniel B. Silvers (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023).

10.24#	Grant Agreements (Time-Based Agreement and Performance-Based Agreement), dated February 14, 2023, between Inspired Entertainment, Inc. and Daniel B. Silvers (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2023, filed with the SEC on May 10, 2023).

10.25#	Employment Agreement, dated August 3, 2021, by and between IG UK and Stewart F.B. Baker (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on August 5, 2021).

10.26#*	Letter of Resignation of Stewart F.B. Baker, dated December 19, 2023.

10.27#	Employment Agreement, dated August 3, 2021, by and between Inspired Gaming (UK) Limited and Carys Damon (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on August 5, 2021).

10.28#*	Amendment to Employment Agreement, dated March 13, 2024, by and between Inspired Gaming (UK) Limited and Carys Damon.

10.29#	Inspired Entertainment, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company, filed with the SEC on July 14, 2017).

Exhibit Number	Description

10.30#	Inspired Entertainment Sharesave Plan (U.K. Appendix) (adopted as a subplan to the Inspired Entertainment Employee Stock Purchase Plan) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on November 9, 2022).

10.31#	Non-Employee Director Compensation Policy (updated as of May 9, 2023) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2023, filed with the SEC on August 11, 2023).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer.

32.2**	Section 906 Certification of Principal Financial Officer.

97.1*	Inspired Entertainment, Inc. Clawback Policy.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

#	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: April 15, 2024	By:	/s/ A. Lorne Weil
A. Lorne Weil
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2024	/s/ A. Lorne Weil
A. Lorne Weil, Executive Chairman
(Principal Executive Officer)

Date: April 15, 2024	/s/ Marilyn Jentzen
Marilyn Jentzen, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 15, 2024	/s/ Michael R. Chambrello
Michael R. Chambrello, Director

Date: April 15, 2024	/s/ Ira H. Raphaelson
Ira H. Raphaelson, Director

Date: April 15, 2024	/s/ Desirée G. Rogers
Desirée G. Rogers, Director

Date: April 15, 2024	/s/ Steven M. Saferin
Steven M. Saferin, Director

Date: April 15, 2024	/s/ Katja Tautscher
Katja Tautscher, Director

Date: April 15, 2024	/s/ John M. Vandemore
John M. Vandemore, Director

