Form 10-Q
period 2024-03-31
Inspired Entertainment, Inc.
filed 2024-05-10
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, there were 26,571,308 shares of the Company’s common stock issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash	$35.3	$40.0
Accounts receivable, net	37.5	40.6
Inventory, net	31.7	32.3
Prepaid expenses and other current assets	39.6	39.6
Total current assets	144.1	152.5

Property and equipment, net	63.2	62.8
Software development costs, net	21.9	21.8
Other acquired intangible assets subject to amortization, net	12.9	13.4
Goodwill	58.3	58.8
Operating lease right of use asset	15.2	14.2
Costs of obtaining and fulfilling customer contracts, net	9.7	9.4
Other assets	5.8	8.0
Total assets	$331.1	$340.9

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$57.6	$60.8
Corporate tax and other current taxes payable	3.2	6.3
Deferred revenue, current	4.9	5.6
Operating lease liabilities	5.1	4.7
Current portion of long-term debt	18.9	19.1
Other current liabilities	4.4	4.2
Total current liabilities	94.1	100.7

Long-term debt	293.3	295.6
Finance lease liabilities, net of current portion	2.5	1.6
Deferred revenue, net of current portion	8.0	7.1
Operating lease liabilities	10.5	9.8
Other long-term liabilities	3.9	4.1
Total liabilities	412.3	418.9

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 26,559,756 shares and 26,219,021 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	387.3	386.1
Accumulated other comprehensive income	45.8	44.5
Accumulated deficit	(514.3)	(508.6)
Total stockholders’ deficit	(81.2)	(78.0)
Total liabilities and stockholders’ deficit	$331.1	$340.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Service	$57.1	$57.5
Product sales	6.0	7.4
Total revenue	63.1	64.9

Cost of sales:
Cost of service (1)	(15.9)	(15.0)
Cost of product sales	(4.5)	(6.7)
Selling, general and administrative expenses	(34.2)	(29.2)
Depreciation and amortization	(9.9)	(9.4)
Net operating (loss) income	(1.4)	4.6

Other expense
Interest expense, net	(6.6)	(6.3)
Other finance income	0.1	0.1

Total other expense, net	(6.5)	(6.2)

Loss before income taxes	(7.9)	(1.6)
Income tax benefit	2.2	0.2
Net loss	(5.7)	(1.4)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	1.0	(2.9)
Reclassification of loss on hedging instrument to comprehensive income	—	0.2
Actuarial gains on pension plan	0.3	0.2
Other comprehensive income (loss)	1.3	(2.5)

Comprehensive loss	$(4.4)	$(3.9)

Net loss per common share – basic and diluted	$(0.20)	$(0.05)

Weighted average number of shares outstanding during the period – basic and diluted	28,603,734	27,974,182
Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(2.3)	$(2.9)

(1)	Excluding depreciation and amortization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2024

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of December 31, 2023	26,219,021	—	386.1	44.5	(508.6)	(78.0)
Foreign currency translation adjustments	—	—	—	1.0	—	1.0
Actuarial gains on pension plan	—	—	—	0.3	—	0.3
Issuances under stock plans	340,735	—	(0.8)	—	—	(0.8)
Stock-based compensation expense	—	—	2.0	—	—	2.0
Net loss	—	—	—	—	(5.7)	(5.7)
Balance as of March 31, 2024	26,559,756	$—	$387.3	$45.8	$(514.3)	$(81.2)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2023

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of December 31, 2022	25,909,516	—	378.2	50.8	(514.6)	(85.6)

Foreign currency translation adjustments	—	—	—	(2.9)	—	(2.9)
Actuarial gains on pension plan	—	—	—	0.2	—	0.2
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.2	—	0.2
Issuances under stock plans	353,554	—	—	—	—	—
Stock-based compensation expense	—	—	3.0	—	—	3.0
Net loss	—	—	—	—	(1.4)	(1.4)
Balance as of March 31, 2023	26,263,070	$—	$381.2	$48.3	$(516.0)	$(86.5)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5.7)	$(1.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9.9	9.4
Amortization of right of use asset	1.1	0.8
Stock-based compensation expense	2.3	2.9
Contract cost expense	(2.4)	(2.6)
Reclassification of loss on hedging instrument to comprehensive income	—	0.2
Non-cash interest expense relating to senior debt	0.2	0.3
Changes in assets and liabilities:
Accounts receivable	2.7	8.3
Inventory	0.4	(3.5)
Prepaid expenses and other assets	4.3	1.0
Corporate tax and other current taxes payable	(6.3)	(6.2)
Accounts payable and accrued expenses	(2.6)	3.5
Deferred revenues and customer prepayment	0.6	(0.2)
Operating lease liabilities	(1.0)	(0.9)
Other long-term liabilities	0.1	—
Net cash provided by operating activities	3.6	11.6

Cash flows from investing activities:
Purchases of property and equipment	(4.4)	(5.5)
Acquisition of third-party company trade and assets	—	(0.6)
Purchases of capital software	(3.3)	(2.8)
Net cash used in investing activities	(7.7)	(8.9)

Cash flows from financing activities:
Repayments of finance leases	(0.2)	(0.5)
Net cash used in financing activities	(0.2)	(0.5)

Effect of exchange rate changes on cash	(0.4)	0.6
Net (decrease) increase in cash	(4.7)	2.8
Cash, beginning of period	40.0	25.0
Cash, end of period	$35.3	$27.8

Supplemental cash flow disclosures
Cash paid during the period for interest	$0.1	$0.1
Cash paid during the period for income taxes	$—	$0.1
Cash paid during the period for operating leases	$2.1	$2.1

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital from net settlement of RSUs	$(0.8)	$—
Lease liabilities arising from obtaining right of use assets	$(2.2)	$(0.1)
Property and equipment acquired through finance lease	$1.3	$—

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

Liquidity Discussions

As of March 31, 2024, the Company’s cash on hand was $35.3 million, and the Company had working capital in addition to cash of $14.7 million. The Company recorded a net loss of $5.7 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively. Net income/losses include non-cash stock-based compensation of $2.3 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $3.6 million and $11.6 million for the three months ended March 31, 2024 and 2023, respectively.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through May 2025.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2023 and 2022. The financial information as of December 31, 2023 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 15, 2024. The financial information for the three months ended March 31, 2023 is derived from the unaudited consolidated financial statements presented in the Company’s Annual Report on Form 10-Q/A for the three months ended March 31, 2023 filed with the SEC on February 27, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

2. Allowance for Credit Losses

Changes in the allowance for credit losses are as follows:

	March 31, 2024	December 31, 2023
	(in millions)
Beginning balance	$(1.1)	$(1.4)
Additional allowance for credit losses	—	(0.2)
Recoveries	—	0.2
Write offs	—	0.4
Foreign currency translation adjustments	—	(0.1)
Ending balance	$(1.1)	$(1.1)

3. Inventory

Inventory consists of the following:

	March 31, 2024	December 31, 2023
	(in millions)
Component parts	$22.5	$23.3
Work in progress	1.0	0.4
Finished goods	8.2	8.6
Total inventories	$31.7	$32.3

Component parts include parts for gaming terminals. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
	(in millions)
Accounts payable	$35.2	$41.9
Interest payable	8.4	—
Payroll and related costs	5.1	5.5
Cost of sales including inventory	5.0	6.4
Other creditors	3.9	7.0
	$57.6	$60.8

5. Contract Related Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Right to recover asset	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At March 31, 2024	$36.7	$20.5	$0.6	$(12.9)	$(3.1)
At December 31, 2023	$42.8	$24.0	$0.6	$(12.7)	$(2.9)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $1.9 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.

For the periods ended March 31, 2024 and 2023 respectively, there was no significant amounts of revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied in the respective prior periods.

Transaction Price Allocated to Remaining Performance Obligations

At March 31, 2024, the transaction price allocated to unsatisfied performance obligations for contracts expected to be greater than one year, or performance obligations for which we do not have a right to consideration from the customer in the amount that corresponds to the value to the customer for our performance completed to date, variable consideration which is not accounted for in accordance with the sales-based or usage-based royalties guidance, or contracts which are not wholly unperformed, is approximately $102.6 million. Of this amount, we expect to recognize as revenue approximately 30% through December 31, 2024, approximately 50% through December 31, 2026, and the remaining 20% through December 31, 2029.

6. Stock-Based Compensation

A summary of the Company’s restricted stock unit (“RSU”) activity during the three months ended March 31, 2024 is as follows:

Number of Shares

Unvested Outstanding at January 1, 2024 (1)	1,242,175
Granted (2)	604,709
Forfeited	(29,599)
Vested	(10,166)
Unvested Outstanding at March 31, 2024	1,807,119

(1)

The amount shown as “unvested outstanding at January 1, 2024” does not include certain tranches of Adjusted EBITDA RSUs that have performance criteria for annual periods later than 2023 (an aggregate of 312,500 RSUs, including 62,500 subject to 2024 criteria), which were part of sign-on tranches approved for our Executive Chairman and our Chief Executive Officer during the years 2021 and 2023, as the applicable performance targets were not set by January 1, 2024 (and, accordingly, the accounting grant dates had not yet occurred for the tranches). Such tranches had previously been included in the amounts shown as unvested outstanding since the initial approval date for the tranches.

(2)	The amount shown as “granted” includes 245,694 performance-based target RSUs for 2024 as to which the number that ultimately vests would range from 0% to 200% of the target amount of RSUs (a maximum of 491,388 RSUs based on attainment of Adjusted EBITDA targets for 2024). The amount shown also includes a tranche of 62,500 Adjusted EBITDA RSUs (subject to performance criteria for 2024) which can be earned at up to 100% of the target amount of RSUs; such tranche was part of a sign-on award of multiple tranches approved in 2021 for our Executive Chairman with respect to which the accounting grant date for the 2024 tranche did not occur until the targets were set in February 2024.

The Company issued a total of 340,735 shares during the three months ended March 31, 2024, in connection with the Company’s equity-based plans, which included an aggregate of 333,161 shares issued in connection with the net settlement of RSUs that vested during the prior year (on December 29, 2023).

7. Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2024	$(78.3)	$—	$33.8	$(44.5)
Change during the period	(1.0)	—	(0.3)	(1.3)
Balance at March 31, 2024	$(79.3)	$—	$33.5	$(45.8)

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2023	$(84.2)	$0.3	$33.1	$(50.8)
Change during the period	2.9	(0.2)	(0.2)	2.5
Balance at March 31, 2023	$(81.3)	$0.1	$32.9	$(48.3)

In connection with the issuance of Senior Secured Notes and the entry into a Revolving Credit Facility (“RCF”) Agreement (the “RCF Agreement”), on May 19, 2021, the Company terminated all of its interest rate swaps. Accordingly, hedge accounting is no longer applicable. The amounts previously recorded in Accumulated Other Comprehensive Income are amortized into Interest expense over the terms of the hedged forecasted interest payments. Losses reclassified from Accumulated Other Comprehensive Income into Interest expense in the Consolidated Statements of Operations and Income for the three months ended March 31, 2024 and March 31, 2023 amounted to $0.0 million and $0.2 million, respectively.

8. Net Earnings (Loss) per Share

Basic income/loss per share (“EPS”) is computed by dividing net income/loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period, including stock options and RSUs, unless the inclusion would be anti-dilutive.

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because they were either contingently issuable shares or because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
RSUs	$1,807,119	$1,917,231

There were no reconciling items for the three months ended March 31, 2024 or March 31, 2023.

The calculation of Basic EPS includes the effects of 1,840,165 and 1,893,136 shares for the three months ended March 31, 2024 and 2023, respectively, with respect to RSU awards that have vested but have not yet been issued.

9. Other Finance Income (Expense)

Other finance income (expense) consisted of the following:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Pension interest cost	$(0.9)	$(0.8)
Expected return on pension plan assets	1.0	0.9
	$0.1	$0.1

10. Income Taxes

The effective income tax rate for the three months ended March 31, 2024 and 2023 was 27.4% and 13.2%, respectively, resulting in a $2.2 million and $0.2 million income tax benefit, respectively.

The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including the level of pre-tax income or loss, the income mix between jurisdictions, and any discrete items that may occur.

The Company recorded a valuation allowance against all of our deferred tax assets as of both March 31, 2024 and 2023. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

11. Related Parties

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”) (an arranger and lending party under our RCF Agreement) is an affiliate of MIHI LLC, which beneficially owned approximately 11.4% of our common stock as of March 31, 2024. Macquarie UK held $2.1 million of the total $18.9 million of RCF drawn at March 31, 2024 and December 31, 2023, respectively. Macquarie UK did not hold any of the Company’s aggregate senior debt at March 31, 2024 or December 31, 2023. Interest expense payable to Macquarie UK for the three months ended March 31, 2024 and 2023 amounted to $0.1 million and $0.0 million, respectively. MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

On December 31, 2021, the Company entered into a consultancy agreement with Richard Weil, the brother of A. Lorne Weil, our Executive Chairman, under which Richard Weil received a success fee for services provided in connection with our acquisition of Sportech Lotteries, LLC. The success fee was paid during the year ended December 31, 2022. Under the agreement, as extended in November 2022 and in July 2023 and December 2023, he will provide consulting services to the Company relating to the lottery in the Dominican Republic through December 31, 2024, for which he was compensated at a rate of $10,000 per month in consulting fees through to June 30, 2023, and at a rate of $12,500 per month for the remainder of the term of the agreement. The aggregate amount incurred by the Company in consulting fees was $37,500 and $30,000 for the three months ended March 31, 2024 and 2023, respectively.

12. Leases

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

The following table presents the components of our net periodic pension cost:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Components of net periodic pension cost:
Interest cost	$0.9	$0.8
Expected return on plan assets	(1.0)	(0.9)
Amortization of net loss	0.3	0.2
Net periodic cost	$0.2	$0.1

15. Segment Reporting and Geographic Information

The Company operates its business along four operating segments, which are segregated on the basis of revenue stream: Gaming, Virtual Sports, Interactive and Leisure. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, depreciation and amortization, stock-based compensation expense and acquisition related transaction expenses, operating profit/(loss), and total capital expenditures for the periods ended March 31, 2024 and March 31, 2023, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization and capital expenditures relating to corporate/shared functions.

Segment Information

Three Months Ended March 31, 2024

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$18.6	$12.4	$8.1	$18.0	$—	$57.1
Product sales	5.4	—	—	0.6	—	6.0
Total revenue	24.0	12.4	8.1	18.6	—	63.1
Cost of sales, excluding depreciation and amortization:
Cost of service	(5.8)	(0.4)	(0.6)	(9.1)	—	(15.9)
Cost of product sales	(4.3)	—	—	(0.2)	—	(4.5)
Selling, general and administrative expenses	(6.6)	(1.6)	(3.1)	(7.5)	(13.1)	(31.9)
Stock-based compensation expense	(0.2)	(0.1)	(0.1)	(0.1)	(1.8)	(2.3)
Depreciation and amortization	(4.3)	(0.9)	(1.2)	(3.0)	(0.5)	(9.9)
Segment operating income (loss)	2.8	9.4	3.1	(1.3)	(15.4)	(1.4)

Net operating loss						$(1.4)

Total capital expenditures for the three months ended March 31, 2024	$2.0	$1.2	$0.5	$4.9	$0.5	$9.1

Three Months Ended March 31, 2023

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$20.2	$14.8	$5.9	$16.6	$—	$57.5
Product sales	6.9	—	—	0.5	—	7.4
Total revenue	27.1	14.8	5.9	17.1	—	64.9
Cost of sales, excluding depreciation and amortization:
Cost of service	(5.9)	(0.4)	(0.3)	(8.4)	—	(15.0)
Cost of product sales	(5.8)	—	—	(0.9)	—	(6.7)
Selling, general and administrative expenses	(5.7)	(1.7)	(2.5)	(6.9)	(9.5)	(26.3)
Stock-based compensation expense	(0.3)	(0.2)	(0.2)	(0.1)	(2.1)	(2.9)
Acquisition and integration related transaction expenses	—	—	—	—	—	—
Depreciation and amortization	(4.5)	(0.8)	(0.6)	(3.1)	(0.4)	(9.4)
Segment operating income (loss)	4.9	11.7	2.3	(2.3)	(12.0)	4.6

Net operating income						$4.6

Total capital expenditures for the three months ended March 31, 2023	$2.4	$0.4	$1.1	$5.2	$0.5	$9.6

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Total revenue
UK	$47.2	$49.0
Greece	6.1	5.6
Rest of world	9.8	10.3
Total	$63.1	$64.9

UK revenue includes revenue from customers headquartered in the UK, but whose revenue is generated globally.

Geographic information of our non-current assets excluding goodwill is set forth below:

	March 31, 2024	December 31, 2023
	(in millions)
UK	$90.0	$91.9
Greece	14.7	15.3
Rest of world	24.0	22.4
Total	$128.7	$129.6

Software development costs are included as attributable to the market in which they are utilized.

16. Customer Concentration

During the three months ended March 31, 2024, there was one customer that represented at least 10% of the Company’s revenues, accounting for approximately 11% of the Company’s revenues. This customer was served by the Virtual Sports and Interactive segments. During the three months ended March 31, 2023, there was one customer that represented at least 10% of the Company’s revenues, accounting for approximately 15% of the Company’s revenues. This customer was served by the Virtual Sports and Interactive segments.

At March 31, 2024 no customers represented at least 10% of the Company’s accounts receivable. At December 31, 2023, there was one customer that represented at least 10% of the Company’s accounts receivable, accounting for approximately 24% of the Company’s accounts receivable.

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

Forward-Looking Statements

We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For definitions of the term “forward-looking statements”, see the definitions provided in the Cautionary Note Regarding Forward-Looking Statements at the forepart of this report.

Seasonality

Our results of operations can fluctuate due to seasonal trends and other factors. Sales of our gaming machines can vary quarter-on-quarter due to both supply and demand factors. Player activity for our holiday parks is generally higher in the second and third quarters of the year, particularly during the summer months and slower during the first and fourth quarters of the year.

Revenue

We generate revenue in four principal ways: (i) on a participation basis, (ii) on a fixed rental fee basis, (iii) through product sales, (iv) by services provided and (v) through software license fees. Participation revenue generally includes a right to receive a share of our customers’ gaming revenue, typically as a share of net win but sometimes as a share of the handle or “coin in” which represents the total amount wagered.

Geographic Range

Geographically, the majority of our revenue is derived from, and the majority of our non-current assets are attributable to, our UK operations. The remainder of our revenue is derived from, and non-current assets attributable to, Greece and the rest of the world (including North America).

For the three months ended March 31, 2024 we derived approximately 75% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), 10% from Greece, and the remaining 15% across the rest of the world. In the three-months ended March 31, 2023 we derived approximately 76% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), 9% from Greece, and the remaining 15% across the rest of the world.

As of March 31, 2024, our non-current assets (excluding goodwill) were attributable as follows: 70% to the UK, 12% to Greece and 18% across the rest of the world. As of March 31, 2023 our non-current assets (excluding goodwill) were attributable as follows: 80% to the UK, 5% to Greece and 15% across the rest of the world.

Foreign Exchange

Our results are affected by changes in foreign currency exchange rates as a result of the translation of foreign functional currencies into our reporting currency and the re-measurement of foreign currency transactions and balances. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. The geographic region in which the largest portion of our business is operated is the UK and the British pound sterling (“GBP”) is considered to be our functional currency. Our reporting currency is the U.S. dollar (“USD”). Our results are translated from our functional currency of GBP into the reporting currency of USD using average rates for profit and loss transactions and applicable spot rates for period-end balances. The effect of translating our functional currency into our reporting currency, as well as translating the results of foreign subsidiaries that have a different functional currency into our functional currency, is reported separately in Accumulated Other Comprehensive Income.

During the three months ended March 31, 2024 we derived approximately 25% of our revenue from sales to customers outside the UK. In the thee months ended March 31, 2023 we derived approximately 24% of our revenue from sales to customers outside the UK.

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

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the three months ended March 31, 2024 and March 31, 2023, the average GBP:USD rates for the periods 1.27 and 1.21, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three-month period ended March 31, 2024, compared to the same period in 2023; and

●	a discussion and analysis of the results of operations for each of the Company’s segments (Gaming, Virtual Sports, Interactive and Leisure) for the three-month periods ended March 31, 2024, compared to the same period in 2023, including key performance indicator (“KPI”) analysis.

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

Key Events

During the three-month period ended March 31, 2024 in the Gaming segment, we completed over 240 B3 / Category C installations of Inspired’s new Vantage terminal into the Gaming estate.

During the three-month period ended March 31, 2024 the Interactive segment went live with four new operators including Winmasters, Midnite, Favbet, and OLG and bet365 in New Jersey.

Key agreements signed in the three-month period ended March 31, 2024 include a new contract with Kambi Group to integrate Inspired Virtual Sports products into the Kambi sportsbook platform, a new multi-year contract with Parkdean resorts for the sole supply of amusement and gaming machines to their holiday park estate of 64 sites nationwide in the UK and a new multi-year contract with Away Resorts for sole supply to 19 sites nationwide in the UK. We also secured an early contract extension with Hydes in the pubs business.

Overall Company Results

Three Months ended March 31, 2024, compared to Three Months ended March 31, 2023

	For the Three-Month		Variance
(In millions)	Period ended		2024 vs 2023
	March 31, 2024	March 31, 2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$57.1	$57.5	$2.4	$(2.8)	(5)%	(1)%
Product	6.0	7.4	0.2	(1.6)	(22)%	(19)%
Total revenue	63.1	64.9	2.6	(4.4)	(7)%	(3)%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(15.9)	(15.0)	(0.6)	(0.3)	2%	6%
Cost of Product	(4.5)	(6.7)	(0.3)	2.5	(37)%	(33)%
Selling, general and administrative expenses	(31.9)	(26.3)	(1.5)	(4.1)	16%	21%
Stock-based compensation	(2.3)	(2.9)	(0.1)	0.7	(24)%	(21)%
Depreciation and amortization	(9.9)	(9.4)	(0.4)	(0.1)	1%	5%
Net operating (loss) income	(1.4)	4.6	(0.3)	(5.7)	(124)%	(130)%
Other expense
Interest expense, net	(6.6)	(6.3)	(0.3)	-	0%	5%

Other finance income	0.1	0.1	(0.0)	-	0%	0%
Total other expense, net	(6.5)	(6.2)	(0.3)	-	0%	5%
Loss before income taxes	(7.9)	(1.6)	(0.6)	(5.7)	356%	394%
Income tax expense	2.2	0.2	0.1	1.9	950%	1000%

Net loss	$(5.7)	$(1.4)	$(0.5)	$(3.8)	271%	307%

Exchange Rate - $ to £	1.27	1.21

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue (for the three months ended March 31, 2024, compared to the three months ended March 31, 2023)

Consolidated Reported Revenue by Segment

For the three months ended March 31, 2024, revenue on a functional currency (at constant rate) basis decreased by $4.4 million, or 7%.

For the three-month period, Gaming revenue declined by $4.1 million and Gaming service revenue declined by $2.4 million predominantly due to a decrease in the UK and Greek markets. Gaming Product revenue decreased by $1.7 million predominately due to UK and mainland Europe product sales. Virtual Sports declined by $3.0 million predominately due to reduced Online revenues. Interactive grew by $1.8 million, driven primarily by revenue growth in the UK, mainland Europe and Latin America. Leisure grew by $0.8 million, driven primarily by the increase in the revenue generated per machine in the Pubs and increased revenues in Holiday Parks.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, for the three months ended March 31, 2024, decreased by $2.2 million, or 10% compared to the three-month period ended March 31, 2023. The decrease was mainly driven by $2.5 million in cost of product related to the reduction in Gaming Product sales.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2024 increased by $4.1 million, or 16% compared to the three-month period March 31,2024.

The increase was driven primarily by the cost of restatement work of $5.0 million (excluded from Adjusted EBITDA) as well as an increase in non-staff costs of $2.1 million, of which the largest proportion was driven by audit and accountancy costs of $0.7 million that were not incurred in the prior period. This was partially offset by $3.0 million for restructuring costs incurred in the prior year period that were not repeated in this period (removed from Adjusted EBITDA).

Stock-based compensation

During the three months ended March 31, 2024, the Company recorded expenses of $2.3 million compared to expenses of $2.9 million for the three months ended March 31, 2023. All expenses were related to outstanding awards. The three months ended March 31, 2023 included an expense of $0.7 million relating to the group restructure.

Depreciation and amortization

Depreciation and amortization decreased for the three-month period by $0.1 million. This was driven by Gaming reduction of $0.4 million and Leisure reduction of $0.3 million due to assets being fully written down, partly offset by an increase of $0.6 million in Interactives.

Net operating income/(loss) / net loss

During the three-month period ended March 31, 2024, net operating loss was $1.4 million, a decrease of $5.7 million compared to the prior year period. The decrease was attributable to the decrease in gross margin of $2.2 million and an increase in selling, general and administrative expenses of $4.1 million, including the cost of restatement and additional audit and accountancy fees, partially offset by the lower restructuring costs.

For the three-months ended March 31, 2024 net loss was $5.7 million, compared to a net loss of $1.4 million in the prior year period. The $3.8 million decline year-over-year was primarily due to the decline in net operating income of $5.7 million, partially offset by an increase in income tax benefit of $1.9 million.

Deferred Tax

The effective income tax rate for the three months ended March 31, 2024 and 2023 were 27.4% and 13.2%, respectively, resulting in a $2.2 million and $0.2 million income tax benefit respectively.

The effective tax rate reported in any given year will continue to be influenced by a variety of factors including the level of pre-tax income or loss, the income mix between jurisdictions, and any discrete items that may occur.

The Company recorded a valuation allowance against all of our deferred tax assets as of both March 31, 2024 and 2023. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Segment Results (for the three months ended March 31, 2024, compared to the three months ended March 31, 2023)

Gaming

We generate revenue from our Gaming segment through the delivery of our gaming terminals preloaded with proprietary gaming software, server-based content, as well as services such as terminal repairs, maintenance, software upgrades and upgrades on a when and if available basis and content development. We receive rental fees for machines, typically in conjunction with long-term contracts, on both a participation and fixed fee basis. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and any relevant regulatory levies) from gaming terminals placed in our customers’ facilities. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Gaming business is principally driven by changes in (i) the number of operator customers we have, (ii) the number of Gaming machines in operation, (iii) the net win performance of the machines and (iv) the net win percentage that we receive pursuant to our contracts with our customers.

Gaming, Key Performance Indicators

	For the Three-Month Period ended		Variance
			2024 vs 2023
Gaming	March 31, 2024	March 31, 2023		%

End of period installed base (# of terminals) (2)	34,924	34,711	213	0.6%
Total Gaming - Average installed base (# of terminals) (2)	34,783	34,778	5	0.0%
Participation - Average installed base (# of terminals) (2)	29,834	30,793	(959)	(3.1)%
Fixed Rental - Average installed base (# of terminals)	4,949	3,985	964	24.2%
Service Only - Average installed base (# of terminals)	7,848	14,160	(6,312)	(44.6)%
Customer Gross Win per unit per day (1) (2)	£98.8	£98.3	£0.5	0.5%
Customer Net Win per unit per day (1) (2)	£72.2	£71.5	£0.7	1.0%
Inspired Blended Participation Rate	5.4%	5.8%	(0.4)%
Inspired Fixed Rental Revenue per Gaming Machine per week	£41.5	£49.6	£(8.1)	(16.3)%
Inspired Service Rental Revenue per Gaming Machine per week	£5.1	£5.1	£-	0.0%
Gaming Long term license amortization (£’m)	£0.5	£0.8	£(0.3)	(37.5)%
Number of Machine sales	589	688	(99)	(14.4)%
Average selling price per terminal	£7,196	£7,880	£(684)	(8.7)%

(1)	Includes all server-based gaming terminals in which the Company takes a participation revenue share across all territories.

(2)	Includes approximately 2,500 lottery terminals where the share is on handle instead of net win.

In the table above:

“End of Period Installed Base” is equal to the number of deployed Gaming terminals at the end of each period that have been placed on a participation or fixed rental basis. Gaming participation revenue, which comprises the majority of Gaming Service revenue, is directly related to the participation terminal installed base. This is the medium by which our customers generate revenue and distribute a revenue share to the Company. To the extent all other key performance indicators (KPIs) and certain other factors remain constant, the larger the installed base, the higher the Company’s revenue would be for a given period. Management gives careful consideration to this KPI in terms of driving growth across the segment. This does not include Service Only terminals.

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

“Gaming Long-term license amortization” is the upfront license fee per terminal which is typically spread over the life of the terminal.

Our overall Gaming revenue from terminals placed on a participation basis can therefore be calculated as the product of the Participation - Average Installed Base, the Customer Net Win per unit per day, the number of days in the period, and the Inspired Blended Participation Rate, which is equal to “Participation Revenue”.

“Number of Machine sales” is the number of terminals sold during the period.

“Average selling price per terminal” is the total revenue in GBP of the Gaming terminals sold divided by the “number of Machine sales”.

Gaming, Recurring Revenue

	For the Three-Month Period ended		Variance
	March 31,	March 31,	2023 vs 2022
(In £ millions)	2024	2023		%
Gaming Recurring Revenue
Total Gaming Revenue	£18.9	£22.3	£(3.4)	(15.3)%

Gaming Participation Revenue	£10.5	£11.5	£(1.0)	(8.7)%
Gaming Other Fixed Fee Recurring Revenue	£3.2	£3.6	£(0.4)	(11.1)%
Gaming Project Recurring Revenue	£0.2	£0.2	£-	0.0%
Gaming Long-term license amortization	£0.5	£0.8	£(0.3)	(37.5)%
Total Gaming Recurring Revenue	£14.4	£16.1	£(1.7)	(10.6)%
Gaming Recurring Revenue as a % of Total Gaming Revenue	76.2%	72.2%	4.0%

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

	For the Three-Month Period ended		Variance
(In millions)	March 31, 2024	March 31, 2023	2024 vs 2023		Total Functional Currency %

Service Revenue:
UK LBO	$9.2	$9.7	$(0.5)	(5.2)%	(8.2)%
UK Other	3.5	3.4	0.1	2.9%	23.5%
Italy	0.4	0.8	(0.4)	(50.0)%	(62.5)%
Greece	3.9	4.3	(0.4)	(9.3)%	(11.6)%
Rest of the World	0.2	0.6	(0.4)	(66.7)%	(66.7)%
Lotteries	1.4	1.4	-	0.0%	(7.1)%

Total Service revenue	$18.6	$20.2	$(1.6)	(7.9)%	(12.4)%
Exchange Rate - $ to £	1.27	1.21

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming, Results of Operations

	For the Three-Month		Variance
(In millions)	Period ended		2024 vs 2023
	March 31, 2024	March 31, 2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$18.6	$20.2	$0.8	$(2.4)	(12)%	(8)%
Product	5.4	6.9	0.2	(1.7)	(25)%	(22)%
Total revenue	24.0	27.1	1.0	(4.1)	(15)%	(11)%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(5.8)	(5.9)	(0.2)	0.3	(5)%	(2)%
Cost of Product	(4.3)	(5.8)	(0.2)	1.7	(29)%	(26)%
Total cost of sales	(10.1)	(11.7)	(0.4)	2.0	(17)%	(14)%

Selling, general and administrative expenses	(6.6)	(5.7)	(0.2)	(0.7)	12%	16%

Stock-based compensation	(0.2)	(0.3)	0.0	0.1	(33)%	(33)%

Depreciation and amortization	(4.3)	(4.5)	(0.2)	0.4	9%	4%

Net operating income	$2.8	$4.9	$0.2	$(2.3)	(47)%	(43)%

Exchange Rate - $ to £	1.27	1.21

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

Gaming Revenue

During the three-month period ended March 31, 2024, Gaming revenue decreased by $4.1 million, or 15%. This was driven by a $2.4 million decrease in Service revenue and a $1.7 million decrease in Product revenue.

The decrease in Gaming Service revenue was mainly driven by the UK market, inclusive of shop closures in UK LBO and the expiry of historical amortized license revenues in Greece.

Product revenue decrease was primarily driven by lower product sales of $0.6 million in each of the UK and mainland Europe markets respectively.

Gaming Operating Income

Operating income decreased for the three-month period by $2.3 million. This was primarily due to the decrease in gross margin of $2.1 million and an increase of $0.7 million in SG&A driven by reduced labor and overhead absorption.

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

Virtual Sports, Key Performance Indicators

	For the Three-Month Period ended		Variance
	March 31,	March 31,	2024 vs 2023
Virtuals	2024	2023		%

No. of Live Customers at the end of the period	55	58	(3)	(5.2)%
Average No. of Live Customers	54	58	(4)	(6.9)%
Total Revenue (£’m)	£9.8	£12.2	£(2.4)	(19.7)%
Total Revenue £’m - Retail	£2.3	£2.5	£(0.2)	(8.0)%
Total Revenue £’m - Online Virtuals	£7.5	£9.7	£(2.2)	(22.7)%

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

	For the Three-Month Period ended		Variance
	March 31,	March 31,	2024 vs 2023
(In £ millions)	2024	2023		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£9.8	£12.2	£(2.4)	(19.7)%

Recurring Revenue - Retail Virtuals	£2.3	£2.5	£(0.2)	(8.0)%
Recurring Revenue - Online Virtuals	£7.3	£9.6	£(2.3)	(24.0)%
Total Virtual Sports Long-term license amortization	£-	£-	£-	0.0%
Total Virtual Sports Recurring Revenue	£9.6	£12.1	£(2.5)	(20.7)%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	98.0%	99.1%	(1.1)%

“Recurring Revenue” includes our share of revenue generated from (i) our Virtual Sports products placed with operators; (ii) licensing our game content and intellectual property to third parties; and (iii) our games on third-party online gaming platforms that are interoperable with our game servers.

“Virtual Sports Long term license amortization” is the upfront license fee which is typically spread over the life of the contract.

Virtual Sports, Results of Operations

	For the Three-Month		Variance
(In millions)	Period ended		2024 vs 2023
	March 31, 2024	March 31, 2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$12.4	$14.8	$0.5	$(2.9)	(20)%	(16)%

Cost of Service	(0.4)	(0.4)	-	-	0%	0%

Selling, general and administrative expenses	(1.6)	(1.7)	(0.2)	0.3	(18)%	(6)%

Stock-based compensation	(0.1)	(0.2)	-	0.1	(50)%	(50)%

Depreciation and amortization	(0.9)	(0.8)	(0.1)	-	0%	13%

Net operating income	$9.4	$11.7	$0.2	$(2.5)	(21)%	(20)%

Exchange Rate - $ to £	1.27	1.21

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

Virtual Sports revenue

During the three-month period, revenue decreased by $2.9 million, or 20%. This was driven by $2.6 million in Online Virtuals, primarily driven by a major customer optimizing their customer base, as well as decreases in Retail Virtuals of $0.3 million.

Virtual Sports operating income

Operating income decreased by $2.5 million in the three-month period. This was due to the decrease in revenue of $2.9 million, partly offset by a decrease of $0.3 million in SG&A costs.

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

Interactive, Key Performance Indicators

	For the Three-Month Period ended		Variance
	March 31,	March 31,	2024 vs 2023
Interactive	2024	2023		%

No. of Live Customers at the end of the period	155	138	17	12.3%
Average No. of Live Customers	154	135	19	14.1%
No. of Games available at the end of the period	298	271	27	10.0%
Average No. of Games available	296	270	26	9.6%
No. of Live Games at the end of the period	283	247	36	14.6%
Average No. of Live Games	275	246	29	11.8%
Total Revenue (£’m)	£6.3	£4.9	£1.4	28.6%

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

“Total Revenue (£m)” represents total revenue for the Interactive segment, including recurring and upfront service revenue.

Interactive, Results of Operations

	For the Three-Month		Variance
(In millions)	Period ended		2024 vs 2023
	March 31, 2024	March 31, 2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$8.1	$5.9	$0.4	$1.8	31%	37%

Cost of Service	(0.6)	(0.3)	-	(0.3)	100%	100%

Selling, general and administrative expenses	(3.1)	(2.5)	-	(0.6)	24%	24%

Stock-based compensation	(0.1)	(0.2)	-	0.1	(50)%	(50)%

Depreciation and amortization	(1.2)	(0.6)	-	(0.6)	100%	100%

Net operating income	$3.1	$2.3	$0.4	$0.4	17%	35%

Exchange Rate - $ to £	1.27	1.21

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

Interactive revenue

During the three-month period ended March 31, 2024, revenue increased by $1.8 million, or 31% as compared to the three-month period ended March 31, 2023, primarily driven by revenue growth in the UK, Europe and Latin America due to the consistent launch of new content across the estate and increased promotional activity.

Interactive operating income

Operating income for the three-month period ended March 31, 2024 increased by $0.4 million. This increase was driven by the increase in revenue, partially offset by a $0.6 million increase in SG&A expenses driven by increased staff and IT costs, and a $0.6 million increase in depreciation and amortization expenses.

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

Leisure, Key Performance Indicators

	For the Three-Month Period ended		Variance
	March 31,	March 31,	2024 vs 2023
Leisure	2024	2023		%

End of period installed base Gaming machines (# of terminals)	10,675	10,811	(136)	(1.3)%
Average installed base Gaming machines (# of terminals)	10,677	10,821	(144)	(1.3)%
End of period installed base Other (# of terminals)	4,072	4,546	(474)	(10.4)%
Average installed base Other (# of terminals)	4,101	4,519	(418)	(9.2)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	6,308	6,028	280	4.6%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	159	499	(340)	(68.1)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	3,057	3,089	(32)	(1.0)%
Inspired Leisure Revenue per Gaming Machine per week	£70.2	£66.4	£3.8	5.7%
Inspired Pub Digital Revenue per Gaming Machine per week	£73.3	£70.3	£3.0	4.3%
Inspired Pub Analogue Revenue per Gaming Machine per week	£31.8	£36.8	£(5.0)	(13.6)%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£91.6	£89.4	£2.2	2.5%
Inspired Other Revenue per Machine per week	£23.9	£20.1	£3.8	18.9%

Total Holiday Parks Revenue (Gaming and Non Gaming) (£’m)	£3.2	£2.9	£0.3	10.3%

(1)	Motorway Service Area machines

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

“Revenue per machine unit per week” represents the average weekly participation or rental revenue recognized during the period.

Leisure, Results of Operations

	For the Three-Month		Variance
(In millions)	Period ended		2024 vs 2023
	March 31, 2024	March 31, 2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$18.0	$16.6	$0.7	$0.7	4%	8%
Product	0.6	0.5	-	0.1	20%	20%
Total revenue	18.6	17.1	0.7	0.8	5%	9%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(9.1)	(8.4)	(0.4)	(0.3)	4%	8%
Cost of Product	(0.2)	(0.9)	0.1	0.6	(67)%	(78)%
Total cost of sales	(9.3)	(9.3)	(0.3)	0.3	(3)%	0%

Selling, general and administrative expenses	(7.5)	(6.9)	(0.4)	(0.2)	3%	9%

Stock-based compensation	(0.1)	(0.1)	-	-	0%	0%

Depreciation and amortization	(3.0)	(3.1)	(0.2)	0.3	(10)%	(3)%

Net operating loss	(1.3)	(2.3)	$(0.2)	$1.2	(52)%	(44)%

Exchange Rate - $ to £	1.27	1.21

Note: Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on the timing of transactions.

All variances discussed in the Leisure results below are on a functional currency (at constant rate) basis, which excludes the impact of any changes in foreign currency exchange rates.

Leisure Revenue

For the three-month period, revenue increased by $0.8 million, primarily in Pubs due to the Vantage rollout and Holiday Parks due to increased bookings.

Leisure Operating Income/ (Loss)

Operating loss for the three-month period was $1.3 million compared to a loss of $2.3 million during the prior year period. This was primarily due to the increase in revenue, partially offset by a decrease in cost of product.

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

Reconciliation to Adjusted EBITDA by segment for the Three Months ended March 31, 2024

	For the Three-Month Period ended
	March 31,
(In millions)	2024
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$(5.7)	$2.8	$9.4	$3.1	$(1.3)	$(19.7)

Items Relating to Legacy Activities:
Pension charges (1)	0.3					0.3

Items outside the normal course of business:
Cost of Group Restructure (2)	0.2					0.2
Cost of Group Restatement (3)	5.0					5.0

Stock-based compensation expense (4)	2.3	0.2	0.1	0.1	0.1	1.8

Depreciation and amortization (4)	9.9	4.3	0.9	1.2	3.0	0.5
Interest expense net (4)	6.6					6.6
Other finance expenses / (income) (4)	(0.1)					(0.1)
Income tax (4)	(2.2)					(2.2)
Adjusted EBITDA	$16.3	$7.3	$10.4	$4.4	$1.8	$(7.6)

Adjusted EBITDA	£12.7	£5.9	£8.0	£3.5	£1.3	£(6.0)

Exchange Rate - $ to £ (5)	1.27

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Three Months ended March 31, 2023

	For the Three-Month Period ended
	March 31,
(In millions)	2023
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$(1.4)	$4.9	$11.7	$2.3	$(2.3)	$(18.0)

Items Relating to Legacy Activities:
Pension charges (1)	0.2					0.2

Items outside the normal course of business:
Cost of Group restructure (2)	3.0					3.0

Stock-based compensation expense (4)	2.9	0.3	0.2	0.2	0.1	2.1

Depreciation and amortization (4)	9.4	4.5	0.8	0.6	3.1	0.4
Interest expense net (4)	6.3					6.3
Other finance expenses / (income) (4)	(0.1)					(0.1)
Income tax (4)	(0.2)					(0.2)
Adjusted EBITDA	$20.1	$9.7	$12.7	$3.1	$0.9	$(6.3)

Adjusted EBITDA	£16.5	£8.0	£10.4	£2.5	£0.8	£(5.2)

Exchange Rate - $ to £ (5)	1.21

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Notes to Adjusted EBITDA reconciliation tables above:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.

(2)	“Cost of Group Restructure”.includes redundancy costs, Payment in lieu of Notice costs and any associated employer taxes. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs or be in relation to the exit of an executive.

(3)	“Cost of Group Restatement” includes accounting advice associated with the restatement of the 2020, 2021 and 2022 annual accounts plus the refiling of the 2023 Q1 and Q2 interim accounts. To qualify as being an adjusting item, costs must be specific to the event and be neither normal nor recurring in nature.

(4)	Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(5)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Liquidity and Capital Resources

Three Months ended March 31, 2024, compared to Three Months ended March 31, 2023

	Three Month Period ended		Variance
(in millions)	March 31,	March 31,
	2024	2023	2024 to 2023
Net loss	$(5.7)	$(1.4)	$(4.3)
Amortization of debt fees	0.2	0.3	(0.1)
Change in fair value of derivative liabilities and stock-based compensation expense	2.3	3.1	(0.8)
Depreciation and amortization (incl RoU assets)	11.0	10.2	0.8

Contract cost additions	(2.4)	(2.6)	0.2
Other net cash (utilized)/generated by operating activities	(1.8)	2.0	(3.8)
Net cash inflow provided by operating activities	3.6	11.6	(8.0)

Net cash used in investing activities	(7.7)	(8.9)	1.2
Net cash used by financing activities	(0.2)	(0.5)	0.3
Effect of exchange rates on cash	(0.4)	0.6	(1.0)
Net (decrease)/increase in cash	$(4.7)	$2.8	$(7.5)

Net cash provided by operating activities

For the three months ended March 31, 2024, net cash inflow provided by operating activities was $3.6 million, compared to an $11.6 million inflow for the three months ended March 31, 2023, representing a $8.0 million decrease in cash generation from operating activities. This decrease was driven primarily through a higher net loss in the three months ended March 31, 2024 and the three months ended March 31, 2023 benefitted from favorable receipts due to the timing of sales.

Change in fair value of derivative liabilities and stock-based compensation expense decreased by $0.8 million to $2.3 million due to a $0.6 million reduction in the stock-based compensation expense and a $0.2 million reduction in the recycling of the terminated currency swaps which ended on September 30, 2023.

Depreciation and amortization increased by $0.8 million, to $11.0 million, with increases of $0.8 million and $0.3 million for amortization of intangible and of right of use assets offset by a $0.4 million decrease in machine depreciation.

Contract cost additions decreased by $0.2 million to $2.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Other net cash generated/(utilized) by operating activities decreased by $3.8 million, to a $1.8 million outflow. The relative movements between the three months ended March 31, 2024 and the three months ended March 31, 2023 resulted in a $5.6 million decrease from receivables due to a large machine sale receipt in the three months ended March 31, 2023 and a $6.1 million decrease from accounts payable and accruals relating to timing. These were offset by favorable movements in inventory $3.9 million, prepaid expenses and other current assets $3.3 million and deferred revenue creditors $0.8 million.

Net cash used in investing activities

Net cash utilized in investing activities reduced by $1.2 million, to $7.7 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This was due to the prior year including $0.6 million relating to the acquisition of a third-party company trade and assets and higher spend on plant, property and equipment $1.1 million which were partly offset by a $0.5 million increase in spend on capitalized software in the three months ended March 31, 2024.

Net cash (used)/generated by financing activities

During the three months ended March 31, 2024, net cash utilized by financing activities was $0.2 million relating to finance lease spend compared to $0.5 million during the three months ended March 31, 2023.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of March 31, 2024, we had liquidity consisting of $35.3 million in cash and a further $6.3 million of undrawn revolver facility. This compares to $27.8 million of cash as of March 31, 2023, with a further $24.7 million of revolver facilities undrawn. We had a working capital outflow of $1.8 million for the three months ended March 31, 2024, compared to a $2.0 million inflow for the three months ended March 31, 2023.

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

Some of our business operations require cash to be held within the machines. As of March 31, 2024, $6.1 million of our $35.3 million of cash were held as operational floats within the machines. At March 31, 2023, $5.5 million of our $27.8 million of cash were held as operational floats within the machines.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through May 2025.

Long Term and Other Debt

(In millions)	March 31, 2024		March 31, 2023
Cash held	£28.0	$35.3	£22.5	$27.8
Revolver drawn	(15.0)	(18.9)	-	-
Original principal senior debt	(235.0)	(296.9)	(235.0)	(290.6)
Cash interest accrued	(6.6)	(8.4)	(6.1)	(7.6)
Finance lease creditors	(2.7)	(3.4)	(1.4)	(1.7)
Total	£(231.3)	$(292.3)	£(220.0)	$(272.1)

Debt Covenants

Under our debt facilities in place as of March 31, 2024, we are not subject to covenant testing on the Senior Secured Notes. We are, however, subject to covenant testing at the level of Inspired Entertainment Inc., the ultimate holding company, on our Super Senior Revolving Credit Facility which requires the Company to maintain a maximum consolidated senior secured net leverage ratio of 6.0x on March 31, 2022, stepping down to 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Financial Covenant does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at March 31, 2024 showed covenant compliance with a net leverage of 2.9x.

There were no breaches of the debt covenants in the periods ended March 31, 2024 or March 31, 2023.

Liens and Encumbrances

As of March 31, 2024, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Share Repurchases

The Board of Directors has authorized that the Company may use up to $25.0 million to repurchase Inspired shares of common stock, subject to repurchases being effected on or before May 10, 2025. Management has discretion as to whether to repurchase shares of the Company. There were no repurchases in the three months ended March 31, 2024. As of March 31, 2024 the Company has repurchased an aggregate of 1,193,118 shares of our common stock at an aggregate cost of $12.0 million.

Contractual Obligations

As of March 31, 2024, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in millions)	Total	1 year	1-2 years	3-5 years	5 years
Operating activities
Interest on long term debt	$58.4	$23.4	$23.3	$11.7	$-
Financing activities
Revolver repayment	19.9	19.9	-	-	-
Senior bank debt - principal repayment	296.9	-	-	296.9	-
Finance lease payments	3.4	0.9	1.2	1.3	-
Operating lease payments	15.6	5.1	3.5	4.5	2.5
Interest on non-utilization fees	0.5	0.3	0.2	-	-
Total	$394.7	$49.6	$28.2	$314.4	$2.5

Off-Balance Sheet Arrangements

As of March 31, 2024, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the SEC.

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

A description of our critical accounting estimates was provided in item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no changes in the determination of these estimates during the first three months of 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risks are our exposure to changes in foreign currency exchange rates.

Interest Rate Risk

Following the Company’s refinancing of its debt in May 2021, the external borrowings of £235.0 million ($296.9 million) are provided at a fixed rate. Therefore, movements in rates such as LIBOR do not impact on the current borrowings and the only fluctuation that is expected to be reported will be that solely caused by movements in the exchange rates between the Company’s functional currency and its reporting currency.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. To estimate our foreign currency exchange rate risk, we identify material Euro and USD trading and balance sheet amounts and recalculate the result using a 10% movement in the GBP:USD exchange rate. For the trading figures the 10% movement is based on the average exchange rate throughout the reported period and for the balance sheet figures the 10% movement is based on the exchange rate used at March 31, 2024.

Excluding intercompany balances, our Euro functional currency net assets total approximately $17.3 million, and our USD functional currency net assets total approximately $6.7 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the USD. A hypothetical 10% adverse change in the value of the Euro and the USD relative to GBP as of March 31, 2024, would result in translation adjustments of approximately $1.6 million favorable and $0.7 million unfavorable, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained gains from Euro based entities earned in Euros and retained losses from USD based entities earned in USD in the three months ended March 31, 2024, were €3.4 million and $8.6 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the USD relative to GBP as of March 31, 2024, would result in translation adjustments of approximately $0.3 million favorable and $0.8 million unfavorable, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the USD. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the USD would change the trading operational results favorably by approximately $0.1 million and would result in unfavorable translation adjustments of approximately $9.4 million, recorded in other comprehensive loss.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024, due to the material weaknesses described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 15, 2024. Management is redesigning and implementing existing and additional controls to remediate these material weaknesses.

Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

ITEM 1A. RISK FACTORS

Our business is subject to a high degree of risk. You should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended December 31, 2023, filed with the SEC on April 15, 2024. Any of these risks could materially and adversely affect our business, operating results, financial condition and prospects, and cause the value of our common stock to decline, which could cause investors in our common stock to lose all or part of their investments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1#	Letter Agreement, dated April 12, 2024, between Inspired Entertainment, Inc. and Marilyn Jentzen (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 15, 2024).
10.2#	Amendment to Employment Agreement, dated March 13, 2024, by and between Inspired Gaming (UK) Limited and Carys Damon (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2023, filed with the SEC on April 15, 2024).
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: May 10, 2024		/s/ A. Lorne Weil
	Name:	A. Lorne Weil
	Title:	Executive Chairman
(Principal Executive Officer)

Date: May 10, 2024		/s/ Marilyn Jentzen
	Name:	Marilyn Jentzen
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

