Form 10-Q
period 2024-06-30
Inspired Entertainment, Inc.
filed 2024-08-08
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 6, 2024, there were 26,574,804 shares of the Company’s common stock issued and outstanding.

Explanatory Note:

Although on January 1, 2024, we ceased to qualify as a smaller reporting company, as defined in Rule 12b-2 promulgated under the Exchange Act, we have requalified for such status commencing with this Quarterly Report on Form 10-Q, based on the aggregate market value of our common stock held by non-affiliates as of June 30, 2024. Our status as a smaller reporting company allows us to provide scaled disclosure in certain SEC filings, which may permit less disclosure than would apply to reporting companies that did not so qualify.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash	$23.5	$40.0
Accounts receivable, net	41.9	40.6
Inventory	30.4	32.3
Prepaid expenses and other current assets	39.7	39.6
Total current assets	135.5	152.5

Property and equipment, net	61.4	62.8
Software development costs, net	23.1	21.8
Other acquired intangible assets subject to amortization, net	16.7	13.4
Goodwill	58.3	58.8
Operating lease right of use asset	15.3	14.2
Costs of obtaining and fulfilling customer contracts, net	10.3	9.4
Other assets	6.0	8.0
Total assets	$326.6	$340.9

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$47.7	$60.8
Corporate tax and other current taxes payable	4.5	6.3
Deferred revenue, current	4.9	5.6
Operating lease liabilities	5.2	4.7
Current portion of long-term debt	19.0	19.1
Other current liabilities	6.4	4.2
Total current liabilities	87.7	100.7

Long-term debt	294.0	295.6
Finance lease liabilities, net of current portion	2.0	1.6
Deferred revenue, net of current portion	7.2	7.1
Operating lease liabilities	10.3	9.8
Other long-term liabilities	2.8	4.1
Total liabilities	404.0	418.9

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 26,571,308 shares and 26,219,021 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	389.0	386.1
Accumulated other comprehensive income	45.9	44.5
Accumulated deficit	(512.3)	(508.6)
Total stockholders’ deficit	(77.4)	(78.0)
Total liabilities and stockholders’ deficit	$326.6	$340.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Service	$65.8	$67.5	$122.9	$125.0
Product sales	9.8	11.9	15.8	19.3
Total revenue	75.6	79.4	138.7	144.3

Cost of sales:
Cost of service (1)	(19.0)	(20.5)	(34.9)	(35.5)
Cost of product sales (1)	(5.8)	(8.4)	(10.3)	(15.1)
Selling, general and administrative expenses	(30.8)	(26.6)	(65.0)	(55.8)
Depreciation and amortization	(10.6)	(10.1)	(20.5)	(19.5)
Net operating income	9.4	13.8	8.0	18.4

Other expense
Interest expense, net	(6.7)	(7.3)	(13.3)	(13.6)
Other finance income	0.1	0.1	0.2	0.2

Total other expense, net	(6.6)	(7.2)	(13.1)	(13.4)

Net income (loss) before income taxes	2.8	6.6	(5.1)	5.0
Income tax (expense) benefit	(0.8)	(1.0)	1.4	(0.8)
Net income (loss)	2.0	5.6	(3.7)	4.2

Other comprehensive income:
Foreign currency translation (loss) gain	(0.2)	(2.7)	0.8	(5.6)
Reclassification of loss on hedging instrument to comprehensive income	—	0.1	—	0.3
Actuarial gains on pension plan	0.3	0.3	0.6	0.5
Other comprehensive income (loss)	0.1	(2.3)	1.4	(4.8)

Comprehensive income (loss)	$2.1	$3.3	$(2.3)	$(0.6)

Net income (loss) per common share – basic	$0.07	$0.20	$(0.13)	$0.15
Net income (loss) per common share - diluted	$0.07	$0.19	$(0.13)	$0.14

Weighted average number of shares outstanding during the period – basic	28,474,059	28,186,725	28,538,897	28,081,041
Weighted average number of shares outstanding during the period – diluted	29,046,281	29,073,078	28,538,897	29,023,288

Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(1.6)	$(3.1)	$(3.9)	$(6.0)

(1)	Excluding depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2024 TO JUNE 30, 2024

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2024	26,219,021	$—	$386.1	$44.5	$(508.6)	$(78.0)
Foreign currency translation adjustments	—	—	—	1.0	—	1.0
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.3	—	0.3
Issuances under stock plans	340,735	—	(0.8)	—	—	(0.8)
Stock-based compensation expense	—	—	2.0	—	—	2.0
Net loss	—	—	—	—	(5.7)	(5.7)
Balance as of March 31, 2024	26,559,756	$—	$387.3	$45.8	$(514.3)	$(81.2)
Foreign currency translation adjustments	—	—	—	(0.2)	—	(0.2)
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.3	—	0.3
Issuances under stock plans	11,552	—	—	—	—	—
Stock-based compensation expense	—	—	1.7	—	—	1.7
Net income	—	—	—	—	2.0	2.0
Balance as of June 30, 2024	26,571,308	$—	$389.0	$45.9	$(512.3)	$(77.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2023 TO JUNE 30, 2023

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2023	25,909,516	$—	$378.2	$50.8	$(514.6)	$(85.6)
Foreign currency translation adjustments	—	—	—	(2.9)	—	(2.9)
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.2	—	0.2
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.2	—	0.2
Issuances under stock plans	353,554	—	—	—	—	—
Stock-based compensation expense	—	—	3.0	—	—	3.0
Net loss	—	—	—	—	(1.4)	(1.4)
Balance as of March 31, 2023	26,263,070	$—	$381.2	$48.3	$(516.0)	$(86.5)
Foreign currency translation adjustments	—	—	—	(2.7)	—	(2.7)
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.3	—	0.3
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.1	—	0.1
Repurchase of common stock	(3,931)	—	—	—	(0.1)	(0.1)
Issuances under stock plans	4,282	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	—	3.1	—	—	3.1
Net income	—	—	—	—	5.6	5.6
Balance as of June 30, 2023	26,263,421	$—	$384.1	$46.0	$(510.5)	$(80.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(3.7)	$4.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.5	19.5
Amortization of right of use asset	2.0	1.9
Stock-based compensation expense	3.9	6.0
Contract cost expense	(5.7)	(5.2)
Reclassification of loss on hedging instrument to comprehensive income	—	0.3
Non-cash interest expense relating to senior debt	0.6	1.0
Changes in assets and liabilities:
Accounts receivable	(1.6)	3.2
Inventory	1.7	(14.6)
Prepaid expenses and other assets	5.0	2.5
Corporate tax and other current taxes payable	(6.1)	(1.5)
Accounts payable and accrued expenses	(17.6)	(7.6)
Deferred revenue and customer prepayment	1.7	24.7
Operating lease liabilities	(2.1)	(1.8)
Other long-term liabilities	(0.7)	(0.1)
Net cash (used in) provided by operating activities	(2.1)	32.5

Cash flows from investing activities:
Purchases of property and equipment	(7.3)	(8.7)
Acquisition of third-party company trade and assets	—	(0.6)
Purchases of capital software and internally developed costs	(6.2)	(6.7)
Net cash used in investing activities	(13.5)	(16.0)

Cash flows from financing activities:
Repurchase of common stock	—	(0.1)
Repayments of finance leases	(0.5)	(0.7)
Net cash used in financing activities	(0.5)	(0.8)

Effect of exchange rate changes on cash	(0.4)	1.4
Net (decrease) increase in cash	(16.5)	17.1
Cash, beginning of period	40.0	25.0
Cash, end of period	$23.5	$42.1

Supplemental cash flow disclosures
Cash paid during the period for interest	$12.8	$11.9
Cash paid during the period for income taxes	$1.4	$4.5
Cash paid during the period for operating leases	$5.0	$3.9

Supplemental disclosure of non-cash investing and financing activities
Lease liabilities arising from obtaining right of use assets	$(3.1)	$(0.2)
Additional paid in capital from settlement of RSUs	$(0.8)	$(0.2)
Property and equipment acquired through finance lease	$1.3	$1.2
ARO assets arising during the period	$0.1	$—

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

Management Liquidity Plans

As of June 30, 2024, the Company’s cash on hand was $23.5 million, and the Company had working capital in addition to cash of $24.3 million. The Company recorded a net loss of $3.7 million and net income of $4.2 million for the six months ended June 30, 2024 and 2023, respectively. Net income/losses included non-cash stock-based compensation of $3.9 million and $6.0 million for the six months ended June 30, 2024 and 2023, respectively. Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows used in operations amounted to $2.1 million and cash flows provided by operations amounted to $32.5 million for the six months ended June 30, 2024 and 2023, respectively.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through August 2025.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2023 and 2022. The financial information as of December 31, 2023 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 15, 2024. The financial information for the three and six months ended June 30, 2023 is derived from the unaudited consolidated financial statements presented in the Company’s Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2023 filed with the SEC on February 27, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

2. Allowance for Credit Losses

Changes in the allowance for credit losses are as follows:

	June 30, 2024	December 31, 2023
	(in millions)
Beginning balance	$(1.1)	$(1.4)
Additional allowance for credit losses	(0.1)	(0.2)
Recoveries	—	0.2
Write offs	—	0.4
Foreign currency translation adjustments	—	(0.1)
Ending balance	$(1.2)	$(1.1)

3. Inventory

Inventory consists of the following:

	June 30, 2024	December 31, 2023
	(in millions)
Component parts	$27.5	$23.3
Work in progress	0.3	0.4
Finished goods	2.6	8.6
Total inventories	$30.4	$32.3

Component parts include parts for gaming terminals. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
	(in millions)
Accounts payable	$26.7	$41.9
Payroll and related costs	—	5.5
Cost of sales including inventory	11.0	6.4
Other	10.0	7.0
Total accounts payable and accrued expenses	$47.7	$60.8

5. Contract Related Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Right to recover asset	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At June 30, 2024	$40.6	$20.9	$0.6	$(12.1)	$(4.9)
At December 31, 2023	$42.8	$24.0	$0.6	$(12.7)	$(2.9)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $1.2 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively.

For the periods ended June 30, 2024 and 2023 respectively, there were no significant amounts of revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied in the respective prior periods.

Transaction Price Allocated to Remaining Performance Obligations

At June 30, 2024, the transaction price allocated to unsatisfied performance obligations for contracts expected to be greater than one year, or performance obligations for which we do not have a right to consideration from the customer in the amount that corresponds to the value to the customer for our performance completed to date, variable consideration which is not accounted for in accordance with the sales-based or usage-based royalties guidance, or contracts which are not wholly unperformed, was approximately $95.2 million. Of this amount, we expect to recognize as revenue approximately 23% through December 31, 2024, approximately 55% through December 31, 2026, and the remaining 22% through December 31, 2029.

6. Long Term and Other Debt

Under our debt facilities in place as of June 30, 2024, we were not subject to covenant testing on our senior secured notes (the “Senior Secured Notes”). We are, however, subject to covenant testing at the level of Inspired Entertainment Inc., the ultimate holding company, on our Revolving Credit Facility Agreement (the “RCF Agreement”) which required the Company to maintain a maximum consolidated senior secured net leverage ratio of 6.0x on March 31, 2022, stepping down to 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Financial Covenant does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at June 30, 2024 showed covenant compliance with a net leverage of 3.1x.

The Indenture governing the Senior Secured Notes contains covenants and certain reporting requirements including the requirement to provide the lender, within 60 days after the close of the quarter, unaudited quarterly financial statements with footnote disclosures.

There were no covenant violations in the periods ended June 30, 2024 or June 30, 2023.

7. Stock-Based Compensation

A summary of the Company’s Restricted Stock Unit (“RSU”) activity during the six months ended June 30, 2024 is as follows:

Number of Shares

Unvested Outstanding at January 1, 2024 (1)	1,242,175
Granted (2)	611,434
Forfeited	(165,115)
Vested	(100,477)
Unvested Outstanding at June 30, 2024	1,588,017

(1)

The amount shown as “unvested outstanding at January 1, 2024” does not include certain tranches of Adjusted EBITDA RSUs that have performance criteria for annual periods later than 2023 (an aggregate of 312,500 RSUs, including 62,500 subject to 2024 criteria), which were part of sign-on tranches approved for our Executive Chairman and our Chief Executive Officer during the years 2021 and 2023, as the applicable performance targets were not set by January 1, 2024 (and, accordingly, the accounting grant dates had not yet occurred for the tranches). Such tranches had previously been included in the amounts shown in 2023 as unvested outstanding since the initial approval date for the tranches.

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

The Company issued a total of 352,287 shares during the six months ended June 30, 2024, in connection with the Company’s equity-based plans, which included an aggregate of 333,161 shares issued in connection with the net settlement of RSUs that vested during the prior year (primarily on December 29, 2023).

8. Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2024	$(78.3)	$—	$33.8	$(44.5)
Change during the period	(1.0)	—	(0.3)	(1.3)
Balance at March 31, 2024	(79.3)	—	33.5	(45.8)
Change during the period	0.2	—	(0.3)	(0.1)
Balance at June 30, 2024	$(79.1)	$—	$33.2	$(45.9)

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2023	$(84.2)	$0.3	$33.1	$(50.8)
Change during the period	2.9	(0.2)	(0.2)	2.5
Balance at March 31, 2023	(81.3)	0.1	32.9	(48.3)
Change during the period	2.7	(0.1)	(0.3)	2.3
Balance at June 30, 2023	$(78.6)	$—	$32.6	$(46.0)

In connection with the issuance of the Senior Secured Notes, and the entry into the “RCF Agreement on May 19, 2021, the Company terminated all of its interest rate swaps. Accordingly, hedge accounting is no longer applicable. The amounts previously recorded in Accumulated Other Comprehensive Income were amortized into Interest expense over the terms of the hedged forecasted interest payments. Losses reclassified from Accumulated Other Comprehensive Income into Interest expense in the Consolidated Statements of Operations and Income for the six months ended June 30, 2024 and June 30, 2023 amounted to $0.0 million and $0.3 million, respectively.

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because they were either contingently issuable shares or because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSUs	580,361	809,510	1,588,017	809,510

The following tables reconcile the numerators and denominators of the basic and diluted EPS computations. There were no reconciling items for the six months ended June 30, 2024:

Three months ended June 30, 2024	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$2.0	28,474,059	$0.07
Effect of Dilutive Securities
RSUs	—	572,222	$—
Diluted EPS
Income available to common stockholders	$2.0	29,046,281	$0.07

Three months ended June 30, 2023	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$5.6	28,186,725	$0.20
Effect of Dilutive Securities
RSUs	—	886,353	$(0.01)
Diluted EPS
Income available to common stockholders	$5.6	29,073,078	$0.19

Six months ended June 30, 2023	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$4.2	28,081,041	$0.15
Effect of Dilutive Securities
RSUs	—	942,247	$(0.01)
Diluted EPS
Income available to common stockholders	$4.2	29,023,288	$0.14

The calculation of Basic EPS includes the effects of 1,915,323 and 1,932,560 shares for the three and six months ended June 30, 2024 and 2023, respectively, with respect to RSU awards that have vested but have not yet been issued.

10. Other Finance Income

Other finance income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Pension interest cost	$(0.9)	$(0.9)	$(1.8)	$(1.7)
Expected return on pension plan assets	1.0	1.0	2.0	1.9
	$0.1	$0.1	$0.2	$0.2

11. Income Taxes

The effective income tax rate for the three months ended June 30, 2024 and 2023 was 26.8% and 15.7%, respectively, resulting in a $0.8 million and $1.0 million income tax expense, respectively. The effective income tax rate for the six months ended June 30, 2024 and 2023 was 27.7% and 16.6%, respectively, resulting in a $1.4 million income tax benefit and a $0.8 million income tax expense, respectively.

The effective tax rate reported in any given year will continue to be influenced by a variety of factors including the level of pre-tax income or loss, the income mix between jurisdictions, and any discrete items that may occur.

The Company recorded a valuation allowance against all of our deferred tax assets as of both June 30, 2024 and 2023. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

12. Related Parties

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”), (an arranger and lending party under our RCF Agreement) is an affiliate of MIHI LLC, which beneficially owned approximately 11.4% of our common stock as of June 30, 2024. Macquarie UK held $2.1 million of the total $19.0 million of RCF drawn at June 30, 2024, and $2.1 million of the total $19.1 million of RCF drawn at December 31, 2023, respectively. Interest expense payable to Macquarie UK for the RCF for the three months ended June 30, 2024 and 2023 amounted to $0.0 million and $0.0 million, respectively, and for the six months ended June 30, 2024 and 2023 (including non-utilization fees) amounted to $0.1 million and $0.0 million, respectively. Macquarie UK did not hold any of the Company’s senior notes at June 30, 2024 or December 31, 2023. MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

Richard Weil, the brother of A. Lorne Weil, our Executive Chairman, provides consulting services to the Company relating to our lottery operations in the Dominican Republic under a consultancy agreement dated December 31, 2021, as amended. The aggregate amount incurred by the Company in consulting fees was $37,500 and $30,000 for the three months ended June 30, 2024 and 2023, respectively, and $75,000 and $60,000 for the six months ended June 30, 2024 and 2023, respectively

13. Leases

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

Lease income from operating leases is not material for any of the periods presented. Lease income from sales type leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Interest receivable	$0.1	—	$0.3	—
Profit recognized at commencement date of sales type leases	0.8	—	1.3	—
	$0.9	$—	$1.6	$—

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

The following table presents the components of our net periodic pension cost:

	Six Months Ended June 30,
	2024	2023
	(in millions)
Components of net periodic pension cost:
Interest cost	$1.8	$1.7
Expected return on plan assets	(2.0)	(1.9)
Amortization of net loss	0.6	0.5
Net periodic cost	$0.4	$0.3

16. Segment Reporting and Geographic Information

The Company operates its business along four operating segments, which are segregated on the basis of revenue stream: Gaming, Virtual Sports, Interactive and Leisure. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, stock-based compensation expense and depreciation and amortization, operating income (loss) and total capital expenditures for the periods ended June 30, 2024 and June 30, 2023, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization and capital expenditures relating to corporate/shared functions.

Segment Information

Three Months Ended June 30, 2024

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$17.9	$11.7	$9.4	$26.8	$—	$65.8
Product sales	9.2	—	—	0.6	—	9.8
Total revenue	27.1	11.7	9.4	27.4	—	75.6
Cost of sales, excluding depreciation and amortization:
Cost of service	(5.1)	(0.1)	(0.5)	(13.3)	—	(19.0)
Cost of product sales	(5.6)	—	—	(0.2)	—	(5.8)
Selling, general and administrative expenses	(6.4)	(2.0)	(2.8)	(7.8)	(10.2)	(29.2)
Stock-based compensation expense	(0.2)	(0.1)	(0.1)	(0.1)	(1.1)	(1.6)
Depreciation and amortization	(3.4)	(2.5)	(1.2)	(3.0)	(0.5)	(10.6)
Segment operating income (loss)	6.4	7.0	4.8	3.0	(11.8)	9.4

Net operating income						$9.4

Total capital expenditures for the three months ended June 30, 2024	$2.2	$4.8	$0.4	$2.6	$1.2	$11.2

Three Months Ended June 30, 2023

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$19.8	$15.1	$6.7	$25.9	$—	$67.5
Product sales	11.3	—	—	0.6	—	11.9
Total revenue	31.1	15.1	6.7	26.5	—	79.4
Cost of sales, excluding depreciation and amortization:
Cost of service	(6.5)	(0.4)	(0.4)	(13.2)	—	(20.5)
Cost of product sales	(8.4)	—	—	—	—	(8.4)
Selling, general and administrative expenses	(5.0)	(1.6)	(2.7)	(6.8)	(7.4)	(23.5)
Stock-based compensation expense	(0.4)	(0.2)	(0.1)	(0.4)	(2.0)	(3.1)
Depreciation and amortization	(4.6)	(0.8)	(1.0)	(3.0)	(0.7)	(10.1)
Segment operating income (loss)	6.2	12.1	2.5	3.1	(10.1)	13.8

Net operating income						$13.8

Total capital expenditures for the three months ended June 30, 2023	$2.1	$1.2	$0.5	$3.8	$1.0	$8.6

Six Months Ended June 30, 2024

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$36.5	$24.1	$17.5	$44.8	$—	$122.9
Product sales	14.6	—	—	1.2	—	15.8
Total revenue	51.1	24.1	17.5	46.0	—	138.7
Cost of sales, excluding depreciation and amortization:
Cost of service	(10.9)	(0.5)	(1.1)	(22.4)	—	(34.9)
Cost of product sales	(9.9)	—	—	(0.4)	—	(10.3)
Selling, general and administrative expenses	(13.0)	(3.6)	(5.9)	(15.3)	(23.3)	(61.1)
Stock-based compensation expense	(0.4)	(0.2)	(0.2)	(0.2)	(2.9)	(3.9)
Depreciation and amortization	(7.7)	(3.4)	(2.4)	(6.0)	(1.0)	(20.5)
Segment operating income (loss)	9.2	16.4	7.9	1.7	(27.2)	8.0

Net operating income						$8.0

Total capital expenditures for the six months ended June 30, 2024	$4.2	$6.0	$0.9	$7.5	$1.7	$20.3

Six Months Ended June 30, 2023

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$40.0	$29.9	$12.6	$42.5	$—	$125.0
Product sales	18.2	—	—	1.1	—	19.3
Total revenue	58.2	29.9	12.6	43.6	—	144.3
Cost of sales, excluding depreciation and amortization:
Cost of service	(12.4)	(0.8)	(0.7)	(21.6)	—	(35.5)
Cost of product sales	(14.2)	—	—	(0.9)	—	(15.1)
Selling, general and administrative expenses	(10.7)	(3.3)	(5.2)	(13.7)	(16.9)	(49.8)
Stock-based compensation expense	(0.7)	(0.4)	(0.3)	(0.5)	(4.1)	(6.0)
Depreciation and amortization	(9.1)	(1.6)	(1.6)	(6.1)	(1.1)	(19.5)
Segment operating income (loss)	11.1	23.8	4.8	0.8	(22.1)	18.4

Net operating income						$18.4

Total capital expenditures for the six months ended June 30, 2023	$4.5	$1.6	$1.6	$9.0	$1.5	$18.2

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Total revenue
UK	$56.8	$61.8	$104.0	$110.8
Greece	4.6	5.3	10.7	10.9
Rest of world	14.2	12.3	24.0	22.6
Total	$75.6	$79.4	$138.7	$144.3

UK revenue includes revenue from customers headquartered in the UK, but whose revenue is generated globally.

Geographic information of our non-current assets excluding goodwill is set forth below:

	June 30, 2024	December 31, 2023
	(in millions)
UK	$92.4	$91.9
Greece	13.9	15.3
Rest of world	26.5	22.4
Total	$132.8	$129.6

Software development costs are included as attributable to the market in which they are utilized.

17. Customer Concentration

During the three months ended June 30, 2024, no customers represented at least 10% of the Company’s revenue. During the three months ended June 30, 2023, one customer represented at least 10% of the Company’s revenue, accounting for 13% of the Company’s revenue. This customer was served by the Virtual Sports and Interactive segments.

During the six months ended June 30, 2024, one customer represented at least 10% of the Company’s revenue, accounting for 10% of the Company’s revenue. This customer was served by the Virtual Sports and Interactive segments. During the six months ended June 30, 2023, one customer represented at least 10% of the Company’s revenue, accounting for 14% of the Company’s revenue. This customer was served by the Virtual Sports and Interactive segments.

At June 30, 2024, no customers represented at least 10% of the Company’s accounts receivable. At December 31, 2023, one customer represented at least 10% of the Company’s accounts receivable, accounting for approximately 24% of the Company’s accounts receivable.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual future results could differ materially from the historical results discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those referenced in the section titled “Risk Factors” included in our annual report on Form 10-K for our fiscal year ended December 31, 2023, filed with the SEC on April 15, 2024.

Forward-Looking Statements

We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For definitions of the term Forward-Looking Statements, see the definitions provided in the Cautionary Note Regarding Forward-Looking Statements at the forepart of this report

Seasonality

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

For the three and six months ended June 30, 2024, we derived approximately 75% (in both periods) of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), respectively, 6% and 8% from Greece, respectively, and the remaining 19% and 17% across the rest of the world. During the three and six months ended June 30, 2023, we derived approximately 78% and 77% from the UK, 7% and 8% from Greece and 15% (in both periods) for the rest of world.

As of June 30, 2024, our non-current assets (excluding goodwill) were attributable as follows: 70% to the UK, 10% to Greece and 20% across the rest of the world. As of June 30, 2023, our non-current assets (excluding goodwill) were attributable as follows: 77% to the UK, 4% to Greece and 19% across the rest of the world.

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

During the three and six months ended June 30, 2024, we derived approximately 25% (in both periods) of our revenue from sales to customers outside the UK (see caveat above), compared to 22% and 23% during the three and six months ended June 30, 2023, respectively.

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

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the three month periods ended June 30, 2024 and June 30, 2023, the average GBP:USD rates were 1.26 and 1.25, respectively, and for the six-month period were 1.27 and 1.24, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three and six-month periods ended June 30, 2024, compared to the same period in 2023; and

●	a discussion and analysis of the results of operations for each of the Company’s segments (Gaming, Virtual Sports, Interactive and Leisure) for the three and six-month periods ended June 30, 2024, compared to the same period in 2023, including key performance indicator (“KPI”) analysis.

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

Key Events – Current Quarter

During the three-month period ended June 30, 2024 in the Gaming segment, Alberta Gaming, Liquor and Cannabis (“AGLC”) in Canada ordered 150 new Valor terminals which were deployed during the quarter following a successful six-month trial. In addition, William Hill has committed to lease 5,000 new Vantage® terminals. Deployment of the new terminals will begin in the fourth quarter of 2024, with expected completion in the first half of 2025.

During the three-month period ended June 30, 2024 we partnered with the NBA to provide a Virtual Sports offering, which went live in the Greek market during the period.

During the three-month period ended June 30, 2024 the Interactive segment went live with fourteen new operators. The total number of customers at the end of the period increased by nine due to changes with several smaller-scale customers. In addition, Inspired licensed its remote gaming server (“RGS”) to an operator customer, allowing the customer to host its own instance of the most recent version of our RGS.

Inspired also announced an engagement with Tunley Environmental to conduct a thorough business carbon assessment, with the goal of reducing the company’s carbon footprint aligning with the Company’s commitment to reduce its environmental footprint.

Key agreements made in the ordinary course of business in the three-month period ended June 30, 2024 include a contract with Meadow Bay Villages to run the family entertainment center at Billing Aquadrome, Northampton UK resulting in installations in May and July 2024.

Overall Company Results

Three and Six Months ended June 30, 2024, compared to Three and Six Months ended June 30, 2023

	For the Three-Month Period ended		Variance				For the Six-Month Period ended		Variance
(In millions)	June 30,	June 30,	2024 vs 2023				June 30,	June 30,	2024 vs 2023
	2024	2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2024	2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$65.8	$67.5	$0.6	$(2.3)	(3)%	(3)%	$122.9	$125.0	$3.0	$(5.1)	(4)%	(2)%
Product	9.8	11.9	0.2	(2.3)	(19)%	(18)%	15.8	19.3	0.4	(3.9)	(20)%	(18)%
Total revenue	75.6	79.4	0.8	(4.6)	(6)%	(5)%	138.7	144.3	3.4	(9.0)	(6)%	(4)%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(19.0)	(20.5)	(0.1)	1.6	(8)%	(7)%	(34.9)	(35.5)	(0.7)	1.3	(4)%	(2)%
Cost of Product	(5.8)	(8.4)	-	2.6	(31)%	(31)%	(10.3)	(15.1)	(0.3)	5.1	(34)%	(32)%
Selling, general and administrative expenses	(29.2)	(23.5)	(0.3)	(5.4)	23%	24%	(61.1)	(49.8)	(1.7)	(9.6)	19%	23%
Stock-based compensation	(1.6)	(3.1)	0.2	1.3	(42)%	(48)%	(3.9)	(6.0)	-	2.1	(35)%	(35)%
Depreciation and amortization	(10.6)	(10.1)	(0.2)	(0.3)	3%	5%	(20.5)	(19.5)	(0.5)	(0.5)	3%	5%
Net operating Income	9.4	13.8	0.4	(4.8)	(35)%	(32)%	8.0	18.4	0.2	(10.6)	(58)%	(57)%
Other income (expense)
Interest expense, net	(6.7)	(7.3)	(0.1)	0.7	(10)%	(8)%	(13.3)	(13.6)	(0.4)	0.7	(5)%	(2)%
Other finance income (expense)	0.1	0.1	-	-	0%	0%	0.2	0.2	-	-	0%	0%
Total other income (expense), net	(6.6)	(7.2)	(0.1)	0.7	(10)%	(8)%	(13.1)	(13.4)	(0.4)	0.7	(5)%	(2)%
Net Income (loss) from continuing operations before income taxes	2.8	6.6	0.3	(4.1)	(62)%	(58)%	(5.1)	5.0	(0.2)	(9.9)	(198)%	(202)%
Income tax expense	(0.8)	(1.0)	(0.1)	0.3	(30)%	(20)%	1.4	(0.8)	-	2.2	(275)%	(275)%

Net Income (Loss)	$2.0	$5.6	$0.2	$(3.8)	(68)%	(64)%	$(3.7)	$4.2	$(0.3)	$(7.6)	(181)%	(188)%
Exchange Rate - $ to £	1.26	1.25					1.27	1.23

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue (for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023)

Consolidated Reported Revenue by Segment

●	There were no Low Margin-related sales for the three and six-months ended June 30, 2024. For the three and six-months ended June 30, 2023 Low Margin-related sales were $4.4 million (in both periods)

For the three and six months ended June 30, 2024, revenue on a functional currency (at constant rate) basis decreased by $4.6 million and $9.0 million, respectively, or 6% (in both periods)

For the three-month period ended June 30, 2024, Gaming revenue declined by $4.3 million. Gaming product sales declined $2.1 million due to a decrease in the UK market, partially offset by growth in North America, Gaming service revenue declined $2.2 million, due to a decrease in the UK and mainland European markets. Virtual Sports declined by $3.5 million due to reduced Online revenue. Interactive grew by $2.7 million, driven by revenue growth in the UK, North America and mainland Europe: and Leisure grew by $0.7 million predominately driven by the increased revenues in Holiday Parks due to the addition of a new site as well as growth in existing sites.

For the six-month period ended June 30, 2024, Gaming revenue declined by $8.2 million. Gaming product sales declined $3.7 million due to a decrease in the UK market for low margin sales in the prior year period not repeated in the current year, partially offset by growth in North America, Gaming service revenue decreased by $4.5 million predominately due to revenue decline in the UK and mainland European markets. Virtual Sports decreased by $6.4 million due to a decrease in Online revenue; Interactive grew by $4.6 million, driven by revenue growth in the UK, mainland Europe and Latin America; and Leisure revenue increased by $1.4 million due to increases in Holiday Parks and Pubs.

Cost of Sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, for the three and six months ended June 30, 2024, decreased by $4.2 million and $6.4 million, or 15% and 13%, respectively. The decreases were driven by a $1.6 million and $1.3 million decrease in cost of service, respectively, predominately driven by the decrease in service revenues and by a $2.6 million and $5.1 million decrease in cost of product, predominantly driven by the decrease in product revenues, respectively.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses for the three and six months ended June 30, 2024 increased by $5.4 million and $9.6 million, or 23% and 19%, respectively.

The increase in the three-month period ended June 30, 2024, was primarily driven by an increase of $2.8 million due to cost of the restatement of our prior financial statements (excluded from adjusted EBITDA), $0.7 million due to cost of restructuring (excluded from adjusted EBITDA) and $0.9 million due to non-staff costs mainly for increased facility, travel, storage and distribution costs.

The increase in the six-month period ended June 30, 2024, was driven primarily by the $7.8 million costs of the restatement of our prior financial statements (removed from Adjusted EBITDA), an increase in non-staff costs of $2.9 million, of which the largest proportion was driven by increased facility, travel, external labor, IT, storage and distribution costs as well as an increase in staff cost of $0.5 million driven by support staff costs and an increase in national living wage and salary increases. This was partially offset by a reduction in the cost of group restructure of $2.1 million (removed from Adjusted EBITDA).

Stock-based compensation

During the three and six-month periods ended June 30, 2024, the Company recorded stock based compensation expenses of $1.6 million and $3.9 million, respectively, compared to stock based compensation expenses of $3.1 million and $6.0 million for the three and six months ended June 30, 2023. All expenses related to outstanding awards but the three and six months ended June 30, 2023, included $0.4 million related to award units that were fully vested on the date of grant and therefore were expensed immediately. The six months ended June 30, 2023 also included $0.7 million related to the group restructure.

Depreciation and amortization

Depreciation and amortization for the three-month period ended June 30, 2024, increased by $0.3 million. This increase was driven by increases in Virtual Sports of $1.6 million and Interactive of $0.2 million, partially offset by a reduction in Gaming of $1.2 million, due to assets being fully depreciated.

Depreciation and amortization for the six-month period ended June 30, 2024, increased by $0.5 million. This increase was driven by increases in Virtual Sports of $1.7 million and Interactive of $0.7 million, partially offset by a reduction in Gaming of $1.6 million and Leisure of $0.3 million due to assets being fully depreciated.

Net operating income / net income/(loss)

During the three and six-month periods ended June 30, 2024, net operating income was $9.4 million and $8.0 million, respectively, representing declines of $4.8 million and $10.6 million, respectively, compared to the prior year periods. The decreases were primarily due to the increases in SG&A expenses, (including the cost of restating our prior financial statements in the three and six-month periods).

For the three and six-months ended June 30, 2024 net income / (loss) was $2.0 million and net loss was $3.7 million, respectively, compared to a net income of $5.6 million and $4.2 million, respectively, in the prior periods.

For the three-month period ended June 30, 2024 the $3.8 million decline compared to the prior year period, was primarily due to the increase in SG&A expenses of $5.4 million. This was partially offset by a reduction in stock-based compensation of $1.3 million.

For the six-month period ended June 30. 2024 the $7.6 million decline compared to the prior year period, was primarily due to the increase in SG&A expenses of $9.6 million, primarily driven by the cost of the restatement of prior financial statements of $7.8 million. This was partially offset by a reduction in stock-based compensation of $2.1 million and in income tax expense of $2.2 million.

Deferred Tax

The Company recorded a valuation allowance against all of our deferred tax assets as of both June 30, 2024 and 2023. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next six months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Segment Results (for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023)

Gaming

We generate revenue from our Gaming segment through delivery of our gaming terminals preloaded with proprietary gaming software, server-based content, as well as services such as terminal repairs, maintenance, software upgrades and upgrades on a when and if available basis and content development. We receive rental fees for machines, typically in conjunction with long-term contracts, on both a participation and fixed fee basis. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and any relevant regulatory levies) from gaming terminals placed in our customers’ facilities. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Gaming business is principally driven by changes in (i) the number of operator customers we have, (ii) the number of Gaming machines in operation, (iii) the net win performance of the machines and (iv) the net win percentage that we receive pursuant to our contracts with our customers.

Gaming, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2024 vs 2023		June 30,	June 30,	2024 vs 2023
Gaming	2024	2023		%	2024	2023		%

End of period installed base (# of terminals) (2)	34,906	34,433	473	1.4%	34,906	34,433	473	1.4%
Total Gaming - Average installed base (# of terminals) (2)	34,878	34,715	163	0.5%	34,831	34,746	85	0.2%
Participation - Average installed base (# of terminals) (2)	29,917	30,522	(605)	(2.0)%	29,875	30,658	(783)	(2.6)%
Fixed Rental - Average installed base (# of terminals)	4,962	4,193	769	18.3%	4,955	4,089	866	21.2%
Service Only - Average installed base (# of terminals)	5,308	12,898	(7,590)	(58.8)%	6,578	13,529	(6,951)	(51.4)%
Customer Gross Win per unit per day (1) (2)	£96.0	£94.4	£1.6	1.7%	£97.4	£96.3	£1.1	1.1%
Customer Net Win per unit per day (1) (2)	£70.8	£69.0	£1.8	2.6%	£71.5	£70.3	£1.2	1.7%
Inspired Blended Participation Rate	5.3%	5.7%	(0.4)%	(7.0)%	5.4%	5.7%	(0.3)%	(5.3)%
Inspired Fixed Rental Revenue per Gaming Machine per week	£39.6	£48.3	£(8.7)	(18.0)%	£40.5	£49.0	£(8.5)	(17.3)%
Inspired Service Rental Revenue per Gaming Machine per week	£5.3	£5.1	£0.2	3.9%	£5.2	£5.1	£0.1	2.0%
Gaming Long term license amortization (£’m)	£0.6	£0.8	£(0.2)	(25.0)%	£1.1	£1.6	£(0.5)	(31.3)%
Number of Machine sales	705	1,523	(818)	(53.7)%	1,294	2,211	(917)	(41.5)%
Average selling price per terminal	£8,971	£5,681	£3,290	57.9%	£8,083	£6,365	£1,718	27.0%

(1)	Includes all server-based gaming terminals in which the Company takes a participation revenue share across all territories.

(2)	Includes circa 2,500 of lottery terminals where the share is on handle instead of net win.

In the table above:

“End of Period Installed Base” is equal to the number of deployed Gaming terminals at the end of each period that have been placed on a participation or fixed rental basis. Gaming participation revenue, which comprises the majority of Gaming Service revenue, is directly related to the participation terminal installed base. This is the medium by which our customers generate revenue and distribute a revenue share to the Company. To the extent all other key performance indicators (“KPIs”) and certain other factors remain constant, the larger the installed base, the higher the Company’s revenue would be for a given period. Management gives careful consideration to this KPI in terms of driving growth across the segment. This does not include Service Only terminals.

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

“Total Gaming - Average Installed Base” is the average number of deployed Gaming terminals during the period consisting of both participation terminals and fixed rental terminals. Therefore, it is more closely aligned to revenue in the period. We believe this measure is particularly useful for assessing existing customers or markets to provide comparisons of historical size and performance. This does not include Service Only terminals.

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

Gaming, Recurring Revenue

Set forth below is a breakdown of our Gaming recurring revenue. Gaming recurring revenue principally consist of Gaming participation revenue and fixed rental revenue.

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2024 vs 2023		June 30,	June 30,	2024 vs 2023
(In £ millions)	2024	2023		%	2024	2023		%
Gaming Recurring Revenue
Total Gaming Revenue	£21.3	£24.8	£(3.5)	(14)%	£40.4	£47.1	£(6.7)	(14)%

Gaming Participation Revenue	£10.2	£10.9	(0.7)	(6)%	£20.8	£22.4	£(1.6)	(7)%
Gaming Other Fixed Fee Recurring Revenue	£3.0	£3.4	£(0.4)	(12)%	£6.3	£7.0	£(0.7)	(10)%
Gaming Project Recurring Revenue	£0.2	£0.2		0%	£0.5	£0.4	£0.1	25%
Gaming Long-term license amortization	£0.6	£0.8	£(0.2)	(25)%	£1.2	£1.6	£(0.4)	(25)%
Total Gaming Recurring Revenue *	£14.0	£15.3	£(1.3)	(8)%	£28.8	£31.4	£(2.6)	(8)%
Gaming Recurring Revenue as a % of Total Gaming Revenue †	65%	62%	3%		71%	67%	4%

Total Gaming excluding Low Margin Sales	£21.3	£24.8			£40.4	£47.1
Gaming Recurring Revenue as a % of Total Gaming Revenue (excluding Low Margin Sales)	65%	72%			71%	72%

*	Does not reflect Low Margin-related revenue
†	Total Gaming Revenue for the three and six-month period ended June 30, 2024 has no Low Margin sales and for the three and six-month period ended June 30, 2023 includes £3.5 million of Low Margin sales. Excluding Low Margin sales, Gaming Recurring Revenue was 65% and 71% of Total Gaming Revenue respectively.

In the table above:

“Gaming Participation Revenue” includes our share of revenue generated from (i) our Gaming terminals placed in gaming and lottery venues; and (ii) licensing of our game content and intellectual property to third parties.

“Gaming Other Fixed Fee Recurring Revenue” includes service revenue in which the Company earns a periodic fixed fee on a contracted basis.

“Gaming Project Recurring Revenue” relates specifically to a single customer for machine upgrades and distribution.

“Gaming Long term license amortization” – see the set forth provided above.

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

	For the Three-Month Period ended					For the Six-Month Period ended
	June 30,	June 30,	Variance			June 30,	June 30,	Variance
(In millions)	2024	2023	2024 vs 2023		Total Functional Currency %	2024	2023	2024 vs 2023		Total Functional Currency %

Service Revenue:
UK LBO	$9.1	$9.9	(0.8)	(8)%	(9)%	$18.2	$19.6	$(1.4)	(7)%	(9)%
UK Other	3.3	3.4	(0.1)	(3)%	(3)%	6.8	6.8	-	0%	1%
Italy	0.4	0.7	(0.3)	(43)%	(57)%	0.8	1.5	(0.7)	(47)%	(60)%
Greece	3.6	4.0	(0.4)	(10)%	(13)%	7.5	8.2	(0.7)	(9)%	(12)%
Rest of the World	0.2	0.5	(0.3)	(60)%	(60)%	0.5	1.2	(0.7)	(58)%	(50)%
Lotteries	1.3	1.3	-	0%	0%	2.7	2.7	-	0%	(4)%

Total Service revenue	$17.9	$19.8	($1.9)	(10)%	(11)%	$36.5	$40.0	$(3.5)	(9)%	(11)%

Exchange Rate - $ to £	1.26	1.25				1.27	1.23

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming, Results of Operations

	For the Three-Month Period ended		Variance				For the Six-Month Period ended		Variance
(In millions)	June 30,	June 30,	2024 vs 2023				June 30,	June 30,	2024 vs 2023
	2024	2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2024	2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$17.9	$19.8	$0.3	$(2.2)	(11)%	(10)%	$36.5	$40.0	$1.0	$(4.5)	(11)%	(9)%
Product	9.2	11.3	-	(2.1)	(19)%	(19)%	14.6	18.2	0.1	(3.7)	(20)%	(20)%
Total revenue	27.1	31.1	0.3	(4.3)	(14)%	(13)%	51.1	58.2	1.1	(8.2)	(14)%	(12)%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(5.1)	(6.5)	-	1.4	(22)%	(22)%	(10.9)	(12.4)	(0.2)	1.7	(14)%	(12)%
Cost of Product	(5.6)	(8.4)	-	2.8	(33)%	(33)%	(9.9)	(14.2)	(0.2)	4.5	(32)%	(30)%
Total cost of sales	(10.7)	(14.9)	-	4.2	(28)%	(28)%	(20.8)	(26.6)	(0.4)	6.2	(23)%	(22)%

Selling, general and administrative expenses	(6.4)	(5.0)	(0.1)	(1.3)	26%	28%	(13.0)	(10.7)	(0.4)	(1.9)	18%	(21)%

Stock-based compensation	(0.2)	(0.4)	-	0.2	(50)%	(50)%	(0.4)	(0.7)	-	0.3	(43)%	(43)%

Depreciation and amortization	(3.4)	(4.6)	-	1.2	(26)%	(26)%	(7.7)	(9.1)	(0.2)	1.6	(18)%	(15)%

Net operating Income	$6.4	$6.2	$0.2	$-	0%	2%	$9.2	$11.1	$0.1	$(2.0)	(18)%	(17)%

Exchange Rate - $ to £	1.26	1.25					1.27	1.24

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

Gaming Revenue

During the three and six-month periods ended June 30, 2024, Gaming revenue decreased by $4.3 million and $8.2 million, or 14% in both periods. This was driven by decreases in Service revenue of $2.2 million and $4.5 million, respectively, and decreases in Product revenue of $2.1 million and $3.7 million, respectively.

For the three-month period ended June 30, 2024, the decrease in Gaming Service revenue was driven by decreases of $1.0 million in the UK market inclusive of shop closures in UK LBO and $0.4 million in the Greek market primarily due to the reduction in Gross Win per day and expiry of historical amortized license revenues.

For the six-month period ended June 30, 2024, the decrease in Gaming Service revenue was driven by decreases of $2.8 million from the UK markets, inclusive of UK LBO shop closures, $0.7 million from North America, $0.8 million from Italy and $0.2 million from Greece, driven by the reduction in Gross Win per day and expiry of historical amortized license revenues.

For the three-month period ended June 30, 2024, the $2.1 million decrease in Gaming Product revenue was primarily driven by lower UK Product sales of $5.6 million, partially offset by increases of $2.7million in North America.

For the six-month period ended June 30, 2024, the $3.7 million decrease in Gaming Product revenue was primarily driven by lower UK Product sales of $6.3 million as the prior year period included $4.4 million of Low Margin sales, partially offset by increases of $2.4 million in North America.

Gaming Operating income

Operating income was flat for the three-month period ended June 30, 2024, and decreased by $2.0 million for the six-month period ended June 30, 2024.

For the three-month period ended June 30, 2024, gross margin decreased by $0.1 million and SG&A expenses increased $1.3 million driven by increased in facility costs and decreased labor capitalization along with exceptional items not incurred in the prior year period. This was offset by decreases in depreciation and amortization and stock-based compensation of $1.2 million and $0.2 million, respectively.

The decrease in the six-month period ended June 30, 2024 was primarily driven by a reduction in gross margin of $2.0 million. SG&A expenses increased $1.9 million driven by reduced labor and overhead consumption, which was offset by a decrease in depreciation and amortization and stock-based compensation of $1.6 million and $0.3 million, respectively.

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

Virtual Sports, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2024 vs 2023		June 30,	June 30,	2024 vs 2023
	2024	2023		%	2024	2023		%
Virtuals

No. of Live Customers at the end of the period	57	58	(1)	(2.0)%	57	58	(2)	(3.4)%
Average No. of Live Customers	57	58	(1)	(2.0)%	56	58	(2)	(3.4)%
Total Revenue (£’m)	£9.3	£12.1	£(2.8)	(23.1)%	£19.0	£24.3	£(5.3)	(21.8)%
Total Revenue £’m - Retail	£2.6	£2.6	£-	0.0%	£4.9	£5.1	£(0.2)	(3.9)%
Total Revenue £’m - Online Virtuals	£6.7	£9.5	£(2.8)	(29.5)%	£14.1	£19.1	£(5.0)	(26.2)%

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

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2024 vs 2023		June 30,	June 30,	2024 vs 2023
(In £ millions)	2024	2023		%	2024	2023		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£9.3	£12.1	£(2.8)	(23)%	£19.1	£24.3	£(5.2)	(21)%

Recurring Revenue - Retail Virtuals	£2.5	£2.4	£0.1	4%	£4.8	£4.9	£(0.1)	(2)%
Recurring Revenue - Online Virtuals	£6.6	£9.4	£(2.8)	(30)%	£13.8	£19.0	£(5.2)	(27)%
Total Virtual Sports Long-term license amortization	£-	£0.2	(0.2)	(100)%	£0.1	£0.2	£(0.1)	(50)%
Total Virtual Sports Recurring Revenue	£9.1	£12.0	£(2.9)	(24)%	£18.7	£24.1	£(5.4)	(22)%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	98%	99%			98%	99%

“Recurring Revenue” includes our share of revenue generated from (i) our Virtual Sports products placed with operators; (ii) licensing our game content and intellectual property to third parties; and (iii) our games on third-party online gaming platforms that are interoperable with our game servers.

“Virtual Sports Long term license amortization” is the upfront license fee which is typically spread over the life of the contract.

Virtual Sports, Results of Operations

	For the Three-Month Period ended		Variance				For the Six-Month Period ended		Variance
(In millions)	June 30,	June 30,	2024 vs 2023				June 30,	June 30,	2024 vs 2023
	2024	2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2024	2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$11.7	$15.1	$0.1	$(3.5)	(23)%	(23)%	$24.1	$29.9	$0.5	$(6.3)	(21)%	(19)%

Cost of Service	(0.1)	(0.4)	0.1	0.2	(50)%	(75)%	(0.5)	(0.8)	0.1	0.2	(25)%	(38)%

Selling, general and administrative expenses	(2.0)	(1.6)	0.1	(0.5)	31%	25%	(3.6)	(3.3)	(0.1)	(0.2)	6%	9%

Stock-based compensation	(0.1)	(0.2)	-	0.1	(50)%	(50)%	(0.2)	(0.4)	-	0.2	(50)%	(50)%

Depreciation and amortization	(2.5)	(0.8)	(0.1)	(1.6)	200%	213%	(3.4)	(1.6)	(0.1)	(1.7)	106%	113%

Net operating Income	$7.0	$12.1	$0.2	$(5.3)	(44)%	(42)%	$16.4	$23.8	$0.4	$(7.8)	(33)%	(31)%

Exchange Rate - $ to £	1.26	1.25					1.27	1.23

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

Virtual Sports revenue

During the three and six-month periods ended June 30, 2024, revenue decreased by $3.5 million and $6.3 million, or 23% and 21%, respectively. These decreases were driven by $3.6 million and $6.4 million decreases in Online Virtuals, respectively, primarily driven by driven by a major customer optimizing their customer base.

Virtual Sports operating income

During the three and six-month periods ended June 30, 2024, operating income decreased by $5.3 million and $7.8 million, primarily due to the decreases in revenues and increases in depreciation of $1.6 million and $1.7 million, respectively.

Interactive

We generate revenue from our Interactive segment through the various games and content made available via third party aggregation platforms with Inspired’s remote gaming server or directly on the Customers remote gaming server platform, and services such as customer support, platform maintenance, updates and upgrades. Typically, we receive fees on a participation basis. Our participation contracts are usually structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and other promotional costs and any relevant regulatory levies) from Interactive content placed on our customers’ websites. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Interactive segment is principally driven by the number of customers we have, the number of live games, the net win performance of the games and the net win percentage that we receive pursuant to our contracts with our customers.

Interactive, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2024 vs 2023		June 30,	June 30,	2024 vs 2023
	2024	2023		%	2024	2023		%
Interactive

No. of Live Customers at the end of the period	164	146	18	12.3%	164	146	18	12.3%
Average No. of Live Customers	161	140	21	15.0%	158	138	20	14.5%
No. of Games available at the end of the period	307	283	24	8.5%	307	283	24	8.5%
Average No. of Games available	303	277	26	9.4%	299	274	25	9.1%
No. of Live Games at the end of the period	292	260	32	12.3%	292	260	32	12.3%
Average No. of Live Games	286	254	32	12.6%	280	250	30	12.0%
Total Revenue (£’m)	£7.4	£5.3	£2.1	39.6%	£13.8	£10.2	£3.6	35.3%

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

“Total Revenue (£m)” represents total revenue for the Interactive segment, including recurring and upfront service revenue.

Interactive, Results of Operations

	For the Three-Month Period ended		Variance				For the Six-Month Period ended		Variance
(In millions)	June 30,	June 30,	2024 vs 2023				June 30,	June 30,	2024 vs 2023
	2024	2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2024	2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$9.4	$6.7	$-	$2.7	40%	40%	$17.5	$12.6	$0.4	$4.5	36%	39%

Cost of Service	(0.5)	(0.4)	-	(0.1)	25%	25%	(1.1)	(0.7)	0.1	(0.5)	71%	57%

Selling, general and administrative expenses	(2.8)	(2.7)	(0.1)	-	0%	4%	(5.9)	(5.2)	(0.2)	(0.5)	10%	14%

Stock-based compensation	(0.1)	(0.1)	(0.1)	0.1	(100)%	0%	(0.2)	(0.3)	-	0.1	(33)%	(33)%

Depreciation and amortization	(1.2)	(1.0)	-	(0.2)	20%	20%	(2.4)	(1.6)	(0.1)	(0.7)	44%	50%

Net operating Income	$4.8	$2.5	$(0.2)	$2.5	100%	92%	$7.9	$4.8	$0.2	$2.9	60%	65%

Exchange Rate - $ to £	1.26	1.25					1.27	1.23

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

Interactive revenue

During three and six-month periods ended June 30, 2024, revenue increased by $2.7 million and $4.5 million, or 40% and 36%, respectively, primarily driven by revenue growth in the UK, North America and mainland Europe due to new customer launches, the consistent launch of new content across the estate and increased promotional activity through exclusive deals with tier-one customers.

Interactive operating income

Operating income for the three and six-month periods ended June 30, 2024, increased by $2.5 million and $2.9 million, respectively. For the three-month period ended June 30, 2024, this increase was driven by the increase in gross margin, partially offset by increases in depreciation and amortization of $0.2 million and $0.7 million, respectively. For the six-month period, this increase was driven by the increase in gross margin, offset by a $0.5 million increase in SG&A driven by increased staff and IT costs and a $0.7 million increase in depreciation and amortization.

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

Leisure, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2024 vs 2023		June 30,	June 30,	2024 vs 2023
	2024	2023		%	2024	2023		%
Leisure

End of period installed base Gaming machines (# of terminals)	10,540	10,725	(185)	(1.7)%	10,540	10,725	(185)	(1.7)%
Average installed base Gaming machines (# of terminals)	10,600	10,709	(109)	(1.0)%	10,647	10,739	(92)	(0.9)%
End of period installed base Other (# of terminals)	3,901	4,363	(462)	(10.6)%	3,901	4,363	(462)	(10.6)%
Average installed base Other (# of terminals)	3,993	4,380	(387)	(8.8)%	4,112	4,518	(406)	(9.0)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	6,253	6,116	137	2.2%	6,232	6,099	133	2.2%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	132	421	(289)	(68.6)%	224	744	(520)	(69.9)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	3,013	3,011	2	0.1%	3,059	3,107	(48)	(1.5)%
Inspired Leisure Revenue per Gaming Machine per week	£69.4	£67.6	£1.8	2.7%	£69.8	£67.0	£2.8	4.2%
Inspired Pub Digital Revenue per Gaming Machine per week	£73.4	£70.5	£2.9	4.1%	£73.3	£70.4	£2.9	4.1%
Inspired Pub Analogue Revenue per Gaming Machine per week	£32.2	£38.3	£(6.1)	(15.9)%	£32.0	£37.6	£(5.6)	(14.9)%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£94.6	£98.3	£(3.7)	(3.8)%	£93.1	£93.8	£(0.7)	(0.7)%
Inspired Other Revenue per Machine per week	£23.6	£19.4	£4.2	21.6%	£23.8	£19.8	£4.0	20.2%

Total Holiday Parks Revenue (Gaming and Non Gaming) (£’m)	£10.4	£9.8	£0.6	6.1%	£13.5	£12.7	£0.8	6.3%

(1)	Motorway Service Area machines

In the table above:

“End of period installed base Gaming” and “Average installed base Gaming” represent the number of gaming machines installed (excluding Holiday Park machines) that are Category B and Category C only (UK Gambling Act 2005 places machines into categories dependent on maximum stake and prize available), from which there is participation or rental revenue at the end of the period or as an average over the period.

“End of period installed base Other” and “Average installed base Other” represent the number of all other category machines installed (excluding Holiday Park machines) from which there is participation or rental revenue at the end of the period or as an average over the period.

“Revenue per machine unit per week” represents the average weekly participation or rental revenue recognized during the period.

Leisure, Results of Operations

	For the Three-Month Period ended		Variance				For the Six-Month Period ended		Variance
(In millions)	June 30,	June 30,	2024 vs 2023				June 30,	June 30,	2024 vs 2023
	2024	2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2024	2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$26.8	$25.9	$0.2	$0.7	3%	3%	$44.8	$42.5	$1.0	$1.3	3%	5%
Product	0.6	0.6	-	-	0%	0%	1.2	1.1	-	0.1	9%	9%
Total revenue	27.4	26.5	0.2	0.7	3%	3%	46.0	43.6	1.0	1.4	3%	6%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(13.3)	(13.2)	(0.1)	-	0%	1%	(22.4)	(21.6)	(0.5)	(0.3)	1%	4%
Cost of Product	(0.2)	-	-	(0.2)	100%	100%	(0.4)	(0.9)	0.1	0.4	(44)%	(56)%
Total cost of sales	(13.5)	(13.2)	(0.1)	(0.2)	2%	2%	(22.8)	(22.5)	(0.4)	0.1	(1)%	(1)%

Selling, general and administrative expenses	(7.8)	(6.8)	(0.2)	(0.8)	12%	15%	(15.3)	(13.7)	(0.5)	(1.1)	9%	12%

Stock-based compensation	(0.1)	(0.4)	-	0.3	(75)%	(75)%	(0.2)	(0.5)	-	0.3	(60)%	(60)%

Depreciation and amortization	(3.0)	(3.0)	-	-	0%	-	(6.0)	(6.1)	(0.2)	0.3	(5)%	(2)%

Net operating Income	$3.0	$3.1	$(0.1)	$-	0%	(3)%	$1.7	$0.8	$(0.1)	$1.0	125%	113%

Exchange Rate - $ to £	1.26	1.25					1.27	1.24

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

Leisure Revenue

For the three and six-month periods ended June 30, 2024, revenue increased by $0.7 million and $1.4 million, respectively. These increases were primarily due to increased service revenue of $0.7 million and $1.3 million, respectively, predominately due to the increase in Holiday Parks of $0.7 million and $1.0 million driven by the increased revenues in Holiday Parks due to the addition of a new site as well as growth in existing sites.

Leisure Operating Income

Operating income for the three-month period ended June 30, 2024, was flat and six-month period ended June 30, 2024, increased by $1.0 million. This was primarily due to the increases in gross margin partially offset by increases in SG&A expenses of $0.8 million and $1.2 million for the three and six-month periods, respectively, driven by the increase in seasonal staff, the increase in national living wage and salary increases, along with reduced technology labor capitalization.

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

Reconciliations from net loss, as shown in our Consolidates Statements of Operations and Comprehensive Income (Loss), to Adjusted EBITDA are shown below:

Reconciliation to Adjusted EBITDA by segment for the Three and Six Months ended June 30, 2024

	For the Three-Month Period ended						For the Six-Month Period ended
	June 30,						June 30,
(In millions)	2024						2024
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$2.0	$6.4	$7.0	$4.8	$3.0	$(19.2)	$(3.7)	$9.2	$16.4	$7.9	$1.7	$(38.9)

Items Relating to Legacy Activities:
Pension charges (1)	0.3					0.3	0.6					0.6

Items outside the normal course of business:
Costs of group restructure (2)	0.8	0.3				0.5	0.9	0.3				0.6
Costs of group restatement (3)	2.8					2.8	7.8					7.8
Stock-based compensation expense (4)	1.6	0.2	0.1	0.1	0.1	1.1	3.9	0.4	0.2	0.2	0.2	2.9

Depreciation and amortization (4)	10.6	3.4	2.5	1.2	3.0	0.5	20.5	7.7	3.4	2.4	6.0	1.0
Interest expense net (4)	6.7					6.7	13.3					13.3
Other finance expenses / (income) (4)	(0.1)					(0.1)	(0.2)					(0.2)
Income tax (4)	0.8					0.8	(1.4)					(1.4)
Adjusted EBITDA	$25.5	$10.3	$9.6	$6.1	$6.1	$(6.6)	$41.7	$17.6	$20.0	$10.5	$7.9	$(14.3)

Adjusted EBITDA	£20.2	£8.1	£7.7	£4.8	£4.9	£(5.3)	£32.8	£14.0	£15.6	£8.2	£6.3	£(11.3)

Exchange Rate - $ to £ (5)	1.26						1.27

Note: Certain corporate function costs have not been allocated to the Company’s reportable operating segments because to do so would not be practical; these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Three and Six Months ended June 30, 2023

	For the Three-Month Period ended						For the Six-Month Period ended
	June 30,						June 30,
(In millions)	2023						2023
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$5.6	$6.2	$12.1	$2.5	$3.1	$(18.3)	$4.2	$11.1	$23.8	$4.8	$0.8	$(36.3)

Items Relating to Legacy Activities:
Pension charges (1)	0.2					0.2	0.4					0.4

Items outside the normal course of business:
Cost of Group Restructure (2)	-	-				-	3.0					3.0

Stock-based compensation expense (4)	3.1	0.4	0.2	0.1	0.4	2.0	6.0	0.7	0.4	0.3	0.5	4.1

Depreciation and amortization (4)	10.1	4.6	0.8	1.0	3.0	0.7	19.5	9.1	1.6	1.6	6.1	1.1
Interest expense net (4)	7.3					7.3	13.6					13.6
Other finance expenses / (income) (4)	(0.1)					(0.1)	(0.2)					(0.2)
Income tax (4)	1.0					1.0	0.8					0.8
Adjusted EBITDA	$27.2	$11.2	$13.1	$3.6	$6.5	$(7.2)	$47.3	$20.9	$25.8	$6.7	$7.4	$(13.5)

Adjusted EBITDA	£21.8	£8.9	£10.5	£2.9	£5.1	£(5.6)	£38.4	£16.9	£20.9	£5.4	£5.9	£(10.7)

Exchange Rate - $ to £ (5)	1.24						1.23

Note: Certain corporate function costs have not been allocated to the Company’s reportable operating segments because to do so would not be practical; these are shown in the Corporate category.

Notes to Adjusted EBITDA reconciliation tables above:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.

(2)	“Costs of Group Restructure” includes redundancy costs, Payments In Lieu of Notice costs and any associated employer taxes. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs or be in relation to the exit of an Executive.

(3)	“Costs of group Restatement” includes accounting advice associated with the restatement of the 2020, 2021 and 2022 annual accounts and the 2023 Q1 and Q2 interim accounts. To qualify as being an adjusting item, costs must be specific to the event and be neither normal nor recurring in nature.

(4)	Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(5)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

(6)	“Profit on disposal of trade & assets” — In January 2022, the Company sold its Italian VLT business, including all terminals and other assets, staff costs and facilities and contracts to a non-connected party, recognizing a profit on this disposal.

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

	For the Three-Month Period ended		For the Six-Month Period ended
	June 30,	June 30,	June 30,	June 30,
(In millions)	2024	2023	2024	2023

Net revenues	$75.6	$79.4	$138.7	$144.3
Less Low Margin Gaming Sales	-	(4.4)	-	(4.4)
Adjusted Revenue	$75.6	$75.0	$138.7	$139.9

Adjusted Revenue	£59.8	£59.9	£109.6	£113.4

Exchange Rate - $ to £	1.26	1.25	1.27	1.23

Liquidity and Capital Resources

Six Months ended June 30, 2024, compared to Six Months ended June 30, 2023

	Six Months ended		Variance
(in millions)	June 30,	June 30,
	2024	2023	2024 to 2023
Net (loss) income	$(3.7)	$4.2	$(7.9)
Amortization of debt fees	0.6	1.0	(0.4)
Change in fair value of derivative liabilities and stock-based compensation expense	3.9	6.3	(2.4)
Depreciation and amortization (incl right of use assets)	22.5	21.4	1.1
Contract cost additions	(5.7)	(5.2)	(0.5)
Other net cash (utilized) generated by operating activities	(19.7)	4.8	(24.5)
Net cash (used) provided by operating activities	(2.1)	32.5	(34.6)

Net cash used in investing activities	(13.5)	(16.0)	2.5
Net cash used by financing activities	(0.5)	(0.8)	0.3
Effect of exchange rates on cash	(0.4)	1.4	(1.8)
Net (decrease)/increase in cash and cash equivalents	$(16.5)	$17.1	$(33.6)

Net cash provided by operating activities

For the six months ended June 30, 2024, net cash provided by operating activities was a $2.1 million outflow, compared to a $32.5 million inflow for the six months ended June 30, 2023, representing a $34.6 million decrease in cash generation from operating activities. This decrease was driven primarily through the previous year benefiting from favorable receipts due to the timing of invoicing for Vantage terminal rollout for several key customers.

Change in fair value of derivative liabilities and stock-based compensation expense decreased by $2.4 million to $3.9 million due to a $2.1 million reduction in the stock-based compensation expense and a $0.3 million reduction in the recycling of the terminated currency swaps which ended on September 30, 2023.

Depreciation and amortization increased by $1.1 million, to $22.5 million, with increases of $1.1 million for intangible assets and $0.9 million for contract costs partly offset by a $0.5 million reduction in machine depreciation and a $0.4 million reduction in software development amortization.

Contract cost additions increased by $0.5 million to $5.7 million for the six months ended June 30,2024 compared to the six months ended June 30, 2023.

Other net cash (utilized)/generated by operating activities decreased by $24.5 million, to a $19.7 million outflow. The relative movements between the six months ended June 30, 2024 and the six months ended June 30, 2023 resulted in adverse movements in deferred revenue and tax of $23.0 million and $4.6 million respectively due to invoice timing in the prior year, accounts payable $10.1 million due to differing production levels and accounts receivable $4.8 million. These were partly offset by a favorable $16.4 million inventory movement due to the large increase in the prior year for Vantage machine production and a $2.5 million movement in other debtors and prepayments.

Net cash used in investing activities

Net cash utilized in investing activities decreased by $2.5 million, to $13.5 million during the six months ended June 30, 2024. This was driven by lower spend on plant, property and equipment of $1.3 million, lower capital software spend of $0.6million and the acquisition of Lot.to in 2023 for $0.6 million.

Net cash used by financing activities

During the six months ended June 30, 2024, net cash used by financing activities was $0.5 million relating to finance lease spend. During the six months ended June 30, 2023, net cash utilized by financing activities was $0.8 million, with $0.7 million of finance lease spend and $0.1 million on share repurchases.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of June 30, 2024, we had liquidity consisting of $23.5 million in cash and cash equivalents and a further $6.3 million of undrawn revolver facility. This compares to $42.1 million of cash and cash equivalents as of June 30, 2023, with a further $25.4 million of revolver facilities undrawn. We had a working capital outflow of $19.8 million for the six months ended June 30, 2024, compared to a $4.8 million inflow for the six months ended June 30, 2023.

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

Some of our business operations require cash to be held within the machines. As of June 30, 2024, $6.4 million of our $23.5 million of cash and cash equivalents were held as operational floats within the machines. At June 30, 2023, $5.8 million of our $42.1 million of cash and cash equivalents were held as operational floats within the machines

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through August 2025.

Long Term and Other Debt

(In millions)	June 30, 2024		June 30, 2023
Cash held	£18.6	$23.5	£33.1	$42.1
Revolver drawn	(15.0)	(19.0)	-	-
Original principal senior debt	(235.0)	(297.1)	(235.0)	(298.8)
Cash interest accrued	(1.7)	(2.1)	(1.5)	(1.9)
Finance lease creditors	(2.5)	(3.1)	(2.2)	(2.8)
Total	£(235.6)	$(297.8)	£(205.6)	$(261.4)

Debt Covenants

Under our debt facilities in place as of June 30, 2024, we are not subject to covenant testing on the Senior Secured Notes. We are, however, subject to covenant testing at the level of Inspired Entertainment Inc., the ultimate holding company, on our RCF which requires the Company to maintain a maximum consolidated senior secured net leverage ratio of 6.0x on March 31, 2022, stepping down to 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net income (loss) excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Financial Covenant does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at June 30, 2024 showed covenant compliance with a net leverage of 3.1x.

The Indenture governing the Senior Secured Notes contains covenants and certain reporting requirements including the requirement to provide the lender, within 60 days after the close of the quarter, unaudited quarterly financial statements with footnote disclosures.

There were no covenant violations in the periods ended June 30, 2024 or June 30, 2023.

Liens and Encumbrances

As of June 30, 2024, our Senior Secured Notes were secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Share Repurchases

The Board of Directors has authorized that the Company may use up to $25.0 million to repurchase Inspired shares of common stock, subject to repurchases being effected on or before May 10, 2025. Management has discretion as to whether to repurchase shares of the Company. There were no repurchases in the six months ended June 30, 2024. As of June 30, 2024 the Company has repurchased an aggregate of 1,193,118 shares of our common stock at an aggregate cost of $12.0 million.

Contractual Obligations

As of June 30, 2024, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in millions)	Total	1 year	1-2 years	3-5 years	5 years
Operating activities
Interest on long term debt	$46.8	$23.4	$23.4	$-	$-
Purchase of Vantage machines	24.6	24.6	-	-	-
Financing activities
Revolver repayment	19.9	19.9	-	-	-
Senior bank debt - principal repayment	297.1	-	297.1	-	-
Finance lease payments	3.1	1.1	0.8	1.2	-
Operating lease payments	15.5	5.2	3.7	4.2	2.4
Interest on non-utilisation fees	0.4	0.2	0.2	-	-
Total	$407.4	$74.4	$325.2	$5.4	$2.4

Off-Balance Sheet Arrangements

As of June 30, 2024, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the SEC.

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

For a discussion of other recently issued accounting standards, and assessments as to their impacts on the Company, see Note 1 “Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 15, 2024

Revenue

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

The Company recognized service and product revenue of $122.9 million and $15.8 million, respectively, for the six months ended June 30,2024. The Company’s revenue recognition policy, which requires significant judgments and estimates, is fully described in Note 1 “Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Goodwill Impairment Assessment

In accordance with ASC 350, Intangibles—Goodwill and Other, we allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on at least an annual basis and, if necessary, reassign goodwill upon reorganization using a relative fair value allocation approach. We determined that we have five reporting units: Virtual Sports, Interactive, Leisure, and two reporting units within our Gaming segment. As of June 30, 2024, total goodwill with the Virtual Sports, Interactive, and two Gaming reporting units is $44.4 million, $1.8 million, $9.2 million, and $2.9 million, respectively. There is no remaining goodwill within the Leisure reporting unit. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually on the last day of our fiscal period or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

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

Management determined that there were no new indicators of impairment for the six months ended June 30, 2024 and 2023 and the Company concluded that there was no impairment of the Company’s intangible and long-lived assets as of June 30, 2024 and 2023.

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

Interest Rate Risk

Following the Company’s refinancing of its debt in May 2021, the external borrowings of £235.0 million ($297.1 million) are provided at a fixed rate. Therefore, movements in rates such as LIBOR do not impact on the current borrowings and the only fluctuation that is expected to be reported will be that solely caused by movements in the exchange rates between the Company’s functional currency and its reporting currency.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. To estimate our foreign currency exchange rate risk, we identify material Euro and US Dollar trading and balance sheet amounts and recalculate the result using a 10% movement in the GBP:US Dollar exchange rate. For the trading figures the 10% movement is based on the average exchange rate throughout the reported period and for the balance sheet figures the 10% movement is based on the exchange rate used at June 30, 2024.

Excluding intercompany balances, our Euro functional currency net assets total approximately $14.1 million, and our US Dollar functional currency net assets total approximately $6.4 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of June 30, 2024, would result in favorable translation adjustments of approximately $1.3 million and $0.6 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained gains from Euro based entities earned in Euros and retained losses from USD based entities earned in US Dollars in the six months ended June 30, 2024, were €6.3 million and $11.6 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of June 30, 2024, would result in translation adjustments of approximately $0.6 million favorable and $1.1 million unfavorable, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results unfavorably by approximately $0.1 million and would result in unfavorable translation adjustments of approximately $9.7 million, recorded in other comprehensive loss.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2024, due to the material weaknesses described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 15, 2024. Management is redesigning and implementing existing and additional controls to remediate these material weaknesses.

Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2024, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1#	Letter Agreement, dated April 12, 2024, between Inspired Entertainment, Inc. and Marilyn Jentzen (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 15, 2024).
10.2#*	Employment Agreement, dated February 8, 2024, by and between Inspired Gaming (UK) Limited and Simona Camilleri (commenced serving as General Counsel effective July 1, 2024).
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: August 8, 2024		/s/ A. Lorne Weil
	Name:	A. Lorne Weil
	Title:	Executive Chairman
(Principal Executive Officer)

Date: August 8, 2024		/s/ Marilyn Jentzen
	Name:	Marilyn Jentzen
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

