Form 10-Q
period 2024-09-30
Inspired Entertainment, Inc.
filed 2024-11-07
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, there were 26,578,302 shares of the Company’s common stock issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash	$35.7	$40.0
Restricted cash	0.8	—
Accounts receivable, net	47.2	40.6
Inventory	31.6	32.3
Prepaid expenses and other current assets	50.1	39.6
Total current assets	165.4	152.5

Property and equipment, net	64.4	62.8
Software development costs, net	24.2	21.8
Other acquired intangible assets subject to amortization, net	17.2	13.4
Goodwill	61.9	58.8
Operating lease right of use asset	18.2	14.2
Costs of obtaining and fulfilling customer contracts, net	11.7	9.4
Other assets	25.6	8.0
Total assets	$388.6	$340.9

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$60.4	$60.8
Corporate tax and other current taxes payable	7.0	6.3
Deferred revenue, current	5.6	5.6
Operating lease liabilities	5.3	4.7
Current portion of long-term debt	20.1	19.1
Current portion of finance lease liabilities	7.8	0.7
Other current liabilities	3.1	3.5
Total current liabilities	109.3	100.7

Long-term debt	312.4	295.6
Finance lease liabilities, net of current portion	16.6	1.6
Deferred revenue, net of current portion	12.0	7.1
Operating lease liabilities	13.4	9.8
Other long-term liabilities	3.2	4.1
Total liabilities	466.9	418.9

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 26,574,804 shares and 26,219,021 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	390.7	386.1
Accumulated other comprehensive income	39.9	44.5
Accumulated deficit	(508.9)	(508.6)
Total stockholders’ deficit	(78.3)	(78.0)
Total liabilities and stockholders’ deficit	$388.6	$340.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Service	$73.8	$70.7	$196.7	$195.7
Product sales	4.2	26.8	20.0	46.1
Total revenue	78.0	97.5	216.7	241.8

Cost of sales:
Cost of service (1)	(20.7)	(21.4)	(55.6)	(56.9)
Cost of product sales (1)	(2.7)	(26.7)	(13.0)	(41.8)
Selling, general and administrative expenses	(31.4)	(26.9)	(96.4)	(82.7)
Depreciation and amortization	(11.3)	(10.3)	(31.8)	(29.8)
Net operating income	11.9	12.2	19.9	30.6

Other expense
Interest expense, net	(7.6)	(6.9)	(20.9)	(20.5)
Other finance income	0.1	0.1	0.3	0.3
Total other expense, net	(7.5)	(6.8)	(20.6)	(20.2)

Net income (loss) before income taxes	4.4	5.4	(0.7)	10.4
Income tax (expense) benefit	(1.0)	(2.0)	0.4	(2.8)
Net income (loss)	3.4	3.4	(0.3)	7.6

Other comprehensive (loss)/income:
Foreign currency translation (loss) gain	(6.3)	3.6	(5.5)	(2.0)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.3
Actuarial gains on pension plan	0.3	0.2	0.9	0.7
Other comprehensive (loss) income	(6.0)	3.8	(4.6)	(1.0)

Comprehensive (loss) income	$(2.6)	$7.2	$(4.9)	$6.6

Net income per common share – basic	$0.12	$0.12	$(0.01)	$0.27
Net income per common share – diluted	$0.12	$0.12	$(0.01)	$0.26

Weighted average number of shares outstanding during the period – basic	28,496,801	28,104,365	28,524,762	28,088,901
Weighted average number of shares outstanding during the period – diluted	29,188,787	29,105,267	28,524,762	29,149,285

Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(1.8)	$(3.3)	$(5.7)	$(9.3)

(1)	Excluding depreciation and amortization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2024 TO SEPTEMBER 30, 2024

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2024	26,219,021	$—	$386.1	$44.5	$(508.6)	$(78.0)
Foreign currency translation adjustments	—	—	—	1.0	—	1.0
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.3	—	0.3
Issuances under stock plans	340,735	—	(0.8)	—	—	(0.8)
Stock-based compensation expense	—	—	2.0	—	—	2.0
Net loss	—	—	—	—	(5.7)	(5.7)
Balance as of March 31, 2024	26,559,756	$—	$387.3	$45.8	$(514.3)	$(81.2)
Foreign currency translation adjustments	—	—	—	(0.2)	—	(0.2)
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.3	—	0.3
Issuances under stock plans	11,552	—	—	—	—	—
Stock-based compensation expense	—	—	1.7	—	—	1.7
Net income	—	—	—	—	2.0	2.0
Balance as of June 30, 2024	26,571,308	$—	$389.0	$45.9	$(512.3)	$(77.4)
Foreign currency translation adjustments	—	—	—	(6.3)	—	(6.3)
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.3	—	0.3
Issuances under stock plans	3,496	—	—	—	—	—
Stock-based compensation expense	—	—	1.7	—	—	1.7
Net income	—	—	—	—	3.4	3.4
Balance as of September 30, 2024	26,574,804	$—	$390.7	$39.9	$(508.9)	$(78.3)

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(0.3)	$7.6
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31.8	29.8
Amortization of right of use asset	3.3	2.8
Stock-based compensation expense	5.7	9.3
Reclassification of loss on hedging instrument to comprehensive income	—	0.5
Non-cash interest expense relating to senior debt	0.7	1.0
Changes in assets and liabilities:
Accounts receivable	(4.4)	11.7
Inventory	2.3	(9.4)
Prepaid expenses and other assets	(3.0)	(5.0)
Corporate tax and other current taxes payable	(4.0)	(9.6)
Accounts payable and accrued expenses	(7.9)	4.6
Deferred revenue and customer prepayment	3.9	2.9
Operating lease liabilities	(3.1)	(2.8)
Other long-term liabilities	(0.2)	(0.4)
Net cash provided by operating activities	24.8	43.0

Cash flows from investing activities:
Purchases of property and equipment	(11.7)	(20.1)
Acquisition of third-party company trade and assets	—	(0.6)
Purchases of capital software and internally developed costs	(9.2)	(11.0)
Contract cost expense	(8.6)	(7.7)
Net cash used in investing activities	(29.5)	(39.4)

Cash flows from financing activities:
Repurchase of common stock	—	(1.6)
Repayments of finance leases	(0.4)	(1.0)
Net cash used in financing activities	(0.4)	(2.6)

Effect of exchange rate changes on cash	1.6	0.4
Net (decrease) increase in cash	(3.5)	1.4
Cash, beginning of period	40.0	25.0
Cash and restricted cash, end of period	$36.5	$26.4

Components of cash and restricted cash
Cash	35.7	26.4
Restricted cash	0.8	-
Total cash and restricted cash, end of period	$36.5	$26.4

Supplemental cash flow disclosures
Cash paid during the period for interest	$12.8	$12.1
Cash paid during the period for income taxes	$2.5	$4.8
Cash paid during the period for operating leases	$7.2	$4.9

Supplemental disclosure of non-cash investing and financing activities
Lease liabilities arising from obtaining right of use assets	$(6.4)	$(0.4)
Property and equipment acquired through finance lease	$21.9	$1.2
Additional paid in capital from net settlement of RSUs	$(0.8)	$(1.3)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Management Liquidity Plans

As of September 30, 2024, the Company’s cash on hand, excluding restricted cash, was $35.7 million, and the Company had working capital in addition to unrestricted cash of $20.4 million. The Company recorded a net loss of $0.3 million and net income of $7.6 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. Net (loss) income includes non-cash stock-based compensation of $5.7 million and $9.3 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $24.8 million and $43.0 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through November 2025.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2023 and 2022. The financial information as of December 31, 2023 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 15, 2024. The financial information for the three and nine months ended September 30, 2023 is derived from the unaudited consolidated financial statements presented in the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 filed with the SEC on February 27, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim or annual periods.

2. Allowance for Credit Losses

Changes in the allowance for credit losses are as follows:

	September 30, 2024	December 31, 2023
	(in millions)
Beginning balance	$(1.1)	$(1.4)
Additional allowance for credit losses	—	(0.2)
Recoveries	—	0.2
Write offs	—	0.4
Foreign currency translation adjustments	(0.1)	(0.1)
Ending balance	$(1.2)	$(1.1)

3. Inventory

Inventory consists of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Component parts	$19.8	$23.3
Work in progress	1.4	0.4
Finished goods	10.4	8.6
Total inventories	$31.6	$32.3

Component parts include parts for gaming terminals. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Prepaid expenses and other assets	$23.0	$15.6
Unbilled accounts receivable	27.1	24.0
Total prepaid expenses and other assets	$50.1	$39.6

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Accounts payable	$30.9	$41.9
Interest payable	8.9	—
Payroll and related costs	4.1	5.5
Cost of sales including inventory	5.4	6.4
Other	11.1	7.0
	$60.4	$60.8

6. Contract Related Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Right to recover asset	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At September 30, 2024	$45.1	$27.1	$0.7	$(17.6)	$(3.1)
At December 31, 2023	$42.8	$24.0	$0.6	$(12.7)	$(2.9)

Revenue recognized that was included in the deferred income balance at the beginning of the periods amounted to $2.1 million and $3.9 million, as restated, for the nine months ended September 30, 2024 and 2023, respectively.

For the periods ended September 30, 2024 and 2023 respectively, there was no significant amounts of revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied in the respective prior periods.

Transaction Price Allocated to Remaining Performance Obligations

At September 30, 2024, the transaction price allocated to unsatisfied performance obligations for contracts expected to be greater than one year, or performance obligations for which we do not have a right to consideration from the customer in the amount that corresponds to the value to the customer for our performance completed to date, variable consideration which is not accounted for in accordance with the sales-based or usage-based royalties guidance, or contracts which are not wholly unperformed, was approximately $96.2 million. Of this amount, we expect to recognize as revenue approximately 12% through December 31, 2024, approximately 60% through December 31, 2026, and the remaining 28% through December 31, 2030.

7. Long term Debt

Senior Secured Notes

Long-term debt consists of £235.0 million ($315.2 million) of Senior Secured Notes and $2.8 million of capitalized debt fees which are being amortized over the length of the Senior Secured Notes. The Senior Secured Notes bear interest at a fixed rate of 7.875% and are fully repayable on June 1, 2026.

Under our debt facilities in place as of September 30, 2024, we were not subject to covenant testing on our senior secured notes (the “Senior Secured Notes”). We are, however, subject to covenant testing at the level of Inspired Entertainment Inc., the ultimate holding company, on our Revolving Credit Facility Agreement (the “RCF Agreement”) which required the Company to maintain a maximum consolidated senior secured net leverage ratio of 6.0x on March 31, 2022, stepping down to 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Financial Covenant does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at September 30, 2024 showed covenant compliance with a net leverage of 3.1x.

There were no covenant violations in the period ended September 30, 2024.

The Indenture governing the Senior Secured Notes contains covenants and certain reporting requirements including the requirement to provide the lender, within 60 days after the close of the quarter, unaudited quarterly financial statements with footnote disclosures. In the period ended September 30, 2023, the Company was unable to comply with this requirement due to the requirement to restate previously reported financial statements as reported in a Current Report on Form 8-K filed with the SEC on November 8, 2023. The debt agreement allows the Company a 30-day grace period to provide such financial information once they receive any notice of non-compliance. No such notice was received. Concurrent with the filing of the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 with the SEC on February 27, 2024, the reporting requirement was met.

8. Stock-Based Compensation

A summary of the Company’s Restricted Stock Unit (“RSU”) activity during the nine months ended September 30, 2024 is as follows:

Number of Shares

Unvested Outstanding at January 1, 2024 (1)	1,242,175
Granted (2)	620,934
Forfeited	(185,468)
Vested	(110,647)
Unvested Outstanding at September 30, 2024	1,566,994

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

The Company issued a total of 355,783 shares during the nine months ended September 30, 2024, in connection with the Company’s equity-based plans, which included an aggregate of 333,161 shares issued in connection with the net settlement of RSUs that vested during the prior year (primarily on December 29, 2023).

9. Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2024	$(78.3)	$—	$33.8	$(44.5)
Change during the period	(1.0)	—	(0.3)	(1.3)
Balance at March 31, 2024	(79.3)	—	33.5	(45.8)
Change during the period	0.2	—	(0.3)	(0.1)
Balance at June 30, 2024	(79.1)	—	33.2	(45.9)
Change during the period	6.3	—	(0.3)	6.0
Balance at September 30, 2024	$(72.8)	$—	$32.9	$(39.9)

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2023	$(84.2)	$0.3	$33.1	$(50.8)
Change during the period	2.9	(0.2)	(0.2)	2.5
Balance at March 31, 2023	(81.3)	0.1	32.9	(48.3)
Change during the period	2.7	(0.1)	(0.3)	2.3
Balance at June 30, 2023	(78.6)	—	32.6	(46.0)
Change during the period	(3.6)	—	(0.2)	(3.8)
Balance at September 30, 2023	$(82.2)	$—	$32.4	$(49.8)

In connection with the issuance of the Senior Secured Notes, and the entry into the RCF Agreement, on May 19, 2021, the Company terminated all of its interest rate swaps. Accordingly, hedge accounting is no longer applicable. The amounts previously recorded in Accumulated Other Comprehensive Income were amortized into Interest expense over the terms of the hedged forecasted interest payments. Losses reclassified from Accumulated Other Comprehensive Income into Interest expense in the Consolidated Statements of Operations and Income for the nine months ended September 30, 2024 and September 30, 2023 amounted to $0.0 million and $0.3 million, respectively.

10. Net Income (Loss) per Share

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because they were contingently issuable shares or because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs	574,465	805,619	1,566,994	805,619

The following tables reconcile the numerators and denominators of the basic and diluted EPS computations. There were no reconciling items for the nine months ended September 30, 2024:

Three months ended September 30, 2024	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$3.4	28,496,801	$0.12
Effect of Dilutive Securities
RSUs	—	691,986	$—
Diluted EPS
Income available to common stockholders	$3.4	$29,188,787	$0.12

Three months ended September 30, 2023	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$3.4	28,104,365	$0.12
Effect of Dilutive Securities
RSUs	—	1,000,902	$—
Diluted EPS
Income available to common stockholders	$3.4	$29,105,267	$0.12

Nine months ended September 30, 2023	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$7.6	28,088,901	$0.27
Effect of Dilutive Securities
RSUs	—	1,060,384	$(0.01)
Diluted EPS
Income available to common stockholders	$7.6	$29,149,285	$0.26

The calculation of Basic EPS includes the effects of 1,921,997 and 1,790,728 shares for the three and nine months ended September 30, 2024 and 2023, respectively, with respect to RSU awards that have vested but have not yet been issued.

11. Other Finance Income (Expense)

Other finance income (expense) consisted of the following for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Pension interest cost	$(0.9)	$(0.8)	$(2.7)	$(2.5)
Expected return on pension plan assets	1.0	0.9	3.0	2.8
	$0.1	$0.1	$0.3	$0.3

12. Income Taxes

The effective income tax rate for the three months ended September 30, 2024 and 2023 was 23.3% and 37.6%, respectively, resulting in a $1.0 million and $2.0 million income tax expense, respectively. The effective income tax rate for the nine months ended September 30, 2024 and 2023 was 56.8% and 27.6%, respectively, resulting in a $0.4 million income tax benefit and a $2.8 million income tax expense, respectively.

The effective tax rate reported in any given year will continue to be influenced by a variety of factors including the level of pre-tax income or loss, the income mix between jurisdictions, and any discrete items that may occur.

The Company recorded a valuation allowance against all of our deferred tax assets as of both September 30, 2024 and September 30, 2023. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

13. Related Parties

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”) (an arranger and lending party under our RCF Agreement) is an affiliate of MIHI LLC, which beneficially owned approximately 11.4% of our common stock as of September 30, 2024. Macquarie UK held $2.2 million of the total $20.1 million of RCF drawn at September 30, 2024, and $2.1 million of the total $19.1 million of RCF drawn at December 31, 2023. Interest expense payable to Macquarie UK for the RCF for the three months ended September 30, 2024 and September 30, 2023 (including non-utilization fees) amounted to $0.1 million and $0.0 million, respectively, and for the nine months ended September 30, 2024 and September 30, 2023 (including non-utilization fees) amounted to $0.2 million and $0.0 million, respectively. Macquarie UK did not hold any of the Company’s senior notes at September 30, 2024 or December 31, 2023. MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

Richard Weil, the brother of A. Lorne Weil, our Executive Chairman, provides consulting services to the Company relating to our lottery operations in the Dominican Republic under a consultancy agreement dated December 31, 2021, as amended. The aggregate amount incurred by the Company in consulting fees was $37,500 and $37,500 for the three months ended September 30, 2024 and September 30, 2023, respectively, and $112,500 and $97,500 for the nine months ended September 30, 2024 and September 30, 2023, respectively

14. Leases

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

Lease income from operating leases is not material for any of the periods presented. Lease income from sales type leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Interest receivable	$0.2	—	$0.5	—
Profit recognized at commencement date of sales type leases	0.7	—	2.0	—
	$0.9	$—	$2.5	$—

During the three months ended September 30, 2024 the Company entered into a finance lease agreement for machine purchases with CSJ SPV, LLC, of which HG Vora Opportunistic Capital Master Fund II LP is the Managing Member for $21.0 million which will be repaid over six years by way of structured quarterly repayments inclusive of principal and interest.

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

The following table presents the components of our net periodic pension cost (benefit):

	Nine Months Ended September 30,
	2023	2023
	(in millions)
Components of net periodic pension cost (benefit):
Interest cost	$2.7	$2.5
Expected return on plan assets	(3.0)	(2.8)
Amortization of net loss	0.8	0.7
Net periodic cost (benefit)	$0.5	$0.4

17. Segment Reporting and Geographic Information

The Company operates its business along four operating segments, which are segregated on the basis of revenue stream: Gaming, Virtual Sports, Interactive and Leisure. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The following tables present revenue, cost of sales, excluding depreciation and amortization, selling, general and administrative expenses, stock-based compensation expense and depreciation and amortization, operating income (loss) and total long-lived asset expenditures for the periods ended September 30, 2024 and September 30, 2023, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization and capital expenditures relating to corporate/shared functions.

Segment Information

Three Months Ended September 30, 2024

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$19.9	$11.2	$10.2	$32.5	$—	$73.8
Product sales	3.4	—	—	0.8	—	4.2
Total revenue	23.3	11.2	10.2	33.3	—	78.0
Cost of sales, excluding depreciation and amortization:
Cost of service	(4.8)	(0.5)	(0.5)	(14.9)	—	(20.7)
Cost of product sales	(2.3)	—	—	(0.4)	—	(2.7)
Selling, general and administrative expenses	(6.7)	(1.9)	(2.8)	(7.8)	(10.4)	(29.6)
Stock-based compensation expense	(0.1)	(0.1)	(0.1)	(0.2)	(1.3)	(1.8)
Depreciation and amortization	(5.0)	(1.3)	(1.3)	(3.1)	(0.6)	(11.3)
Segment operating income (loss)	4.4	7.4	5.5	6.9	(12.3)	11.9

Net operating income						$11.9

Total capital and other long-lived intangible asset expenditures for the three months ended September 30, 2024	$1.7	$1.9	$0.7	$2.8	$1.3	$8.4

Three Months Ended September 30, 2023

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$18.9	$13.4	$7.3	$31.1	$—	$70.7
Product sales	26.2	—	—	0.6	—	26.8
Total revenue	45.1	13.4	7.3	31.7	—	97.5
Cost of sales, excluding depreciation and amortization:
Cost of service	(5.5)	(0.2)	(0.5)	(15.2)	—	(21.4)
Cost of product sales	(26.2)	—	—	(0.5)	—	(26.7)
Selling, general and administrative expenses	(5.1)	(1.5)	(2.1)	(7.3)	(7.6)	(23.6)
Stock-based compensation expense	(0.4)	(0.2)	(0.1)	(0.2)	(2.4)	(3.3)
Depreciation and amortization	(5.1)	(0.7)	(0.9)	(3.0)	(0.6)	(10.3)
Segment operating income (loss)	2.8	10.8	3.7	5.5	(10.6)	12.2

Net operating income						$12.2

Total capital and other long-lived intangible asset expenditures for the three months ended September 30, 2023	$12.8	$1.6	$0.7	$1.6	$0.1	$16.8

Nine Months Ended September 30, 2024

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$56.4	$35.3	$27.7	$77.3	$—	$196.7
Product sales	18.0	—	—	2.0	—	20.0
Total revenue	74.4	35.3	27.7	79.3	—	216.7
Cost of sales, excluding depreciation and amortization:
Cost of service	(15.7)	(1.0)	(1.6)	(37.3)	—	(55.6)
Cost of product sales	(12.2)	—	—	(0.8)	—	(13.0)
Selling, general and administrative expenses	(19.7)	(5.5)	(8.7)	(23.1)	(33.7)	(90.7)
Stock-based compensation expense	(0.5)	(0.3)	(0.3)	(0.4)	(4.2)	(5.7)
Depreciation and amortization	(12.7)	(4.7)	(3.7)	(9.1)	(1.6)	(31.8)
Segment operating income (loss)	13.6	23.8	13.4	8.6	(39.5)	19.9

Net operating income						$19.9

Total capital and other long-lived intangible asset expenditures for the nine months ended September 30, 2024	$5.9	$7.9	$1.6	$10.3	$3.0	$28.7

Nine Months Ended September 30, 2023

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$58.9	$43.3	$19.9	$73.6	$—	$195.7
Product sales	44.4	—	—	1.7	—	46.1
Total revenue	103.3	43.3	19.9	75.3	—	241.8
Cost of sales, excluding depreciation and amortization:
Cost of service	(17.9)	(1.0)	(1.2)	(36.8)	—	(56.9)
Cost of product sales	(40.4)	—	—	(1.4)	—	(41.8)
Selling, general and administrative expenses	(15.8)	(4.8)	(7.3)	(21.0)	(24.5)	(73.4)
Stock-based compensation expense	(1.1)	(0.6)	(0.4)	(0.7)	(6.5)	(9.3)
Depreciation and amortization	(14.2)	(2.3)	(2.5)	(9.1)	(1.7)	(29.8)
Segment operating income (loss)	13.9	34.6	8.5	6.3	(32.7)	30.6

Net operating loss						$30.6

Total capital and other long-lived intangible asset expenditures for the nine months ended September 30, 2023	$17.3	$3.2	$2.3	$10.6	$1.6	$35.0

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Total revenue
UK	$60.5	$79.8	$164.5	$190.6
Greece	5.3	5.2	16.0	16.1
Rest of world	12.2	12.5	36.2	35.1
Total	$78.0	$97.5	$216.7	$241.8

UK revenue includes revenue from customers headquartered in the UK, but whose revenue is generated globally.

Geographic information of our non-current assets excluding goodwill is set forth below:

	September 30, 2024	December 31, 2023
	(in millions)
UK	$119.3	$91.9
Greece	15.3	15.3
Rest of world	26.7	22.4
Total	$161.3	$129.6

Software development costs are included as attributable to the market in which they are utilized.

18. Customer Concentration

During the three months ended September 30, 2024, no customers represented at least 10% of the Company’s revenue.

During the three months ended September 30, 2023, one customer represented at least 10% of the Company’s revenue, accounting for 23% of the Company’s revenue. This customer was served by the Gaming, Virtual Sports and Interactive segments.

During the nine months ended September 30, 2024, no customers represented at least 10% of the Company’s revenue.

During the nine months ended September 30, 2023, two customers represented at least 10% of the Company’s revenue, accounting for 13% and 12% of the Company’s revenue, respectively. The customers were served by the Gaming, Virtual Sports and Interactive segments, and the Virtual Sports and Interactive segments, respectively.

At September 30, 2024, one customer represented at least 10% of the Company’s accounts receivable, accounting for approximately 13% of the Company’s accounts receivable. At December 31, 2023, one customer represented at least 10% of the Company’s accounts receivable, accounting for approximately 24% of the Company’s accounts receivable.

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

For the three and nine-months ended September 30, 2024, we derived approximately 77% and 76% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), respectively, 7% (in both periods) from Greece, and the remaining 16% and 17% respectively across the rest of the world. For the three and nine-months ended September 30, 2023, we derived approximately 82% and 79% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), respectively, 5% and 7% from Greece, respectively, and the remaining 13% and 14% respectively across the rest of the world. The UK percentage was impacted by specific Hardware sales, which generally result in a lower margin (“Low Margin sales”), which contributed UK revenues for the three-month period by 39% and for the nine-month period by 16%.

As of September 30, 2024, our non-current assets (excluding goodwill) were attributable as follows: 74% to the UK, 9% to Greece and 17% across the rest of the world. As of September 30, 2023, our non-current assets (excluding goodwill) were attributable as follows: 71% to the UK, 11% to Greece and 18% across the rest of the world.

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

During the three and nine-months ended September 30, 2024, we derived approximately 23% and 24% of our revenue from sales to customers outside the UK, respectively (see caveat above), compared to 18% and 21% during the three and six months ended September 30, 2023, respectively.

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

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the periods ended September 30, 2024 and September 30, 2023, the average GBP:USD rates for the three-month period were 1.30 and 1.27, respectively, and for the nine-month period were 1.28 and 1.25, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three and nine-month periods ended September 30, 2024, compared to the same period in 2023; and

●	a discussion and analysis of the results of operations for each of the Company’s segments (Gaming, Virtual Sports, Interactive and Leisure) for the three and nine-month periods ended September 30, 2024, compared to the same period in 2023, including key performance indicator (“KPI”) analysis.

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

Key Events for the Quarter

During the three-month period ended September 30, 2024 in the Gaming segment, OPAP in Greece ordered 4,000 new VLT’s, expected delivery in country is for 2,400 in H1 2025, with the final balance of 1,600 in Q4 2025.

During the three-month period ended September 30, 2024 we joined the Scientific Games Content Hub Partner Program, the global lottery industry’s premier content delivery platform, enabling Inspired to distribute to Scientific Games iLottery customers around the world.

During the three-month period ended September 30, 2024 the Interactive segment went live with seventeen new operators. The total number of customers at the end of the period increased by twelve overall due to the closure of several smaller-scale customers.

Key agreements made in the three-month period ended September 30, 2024 include a contract with Mecca Bingo for the provision of gaming machines, including the installation of 150 terminals with expected deployment in the fourth quarter of 2024 and a five-year machine supply agreement with Carlton Bingo, both in the Leisure segment.

Overall Company Results

Three and Nine-Months ended September 30, 2024, compared to Three and Nine-Months ended September 30, 2023

	For the Three-Month Period ended		Variance				For the Nine-Month Period ended		Variance
(In millions)	September 30,	September 30,	2024 vs 2023				September 30,	September 30,	2024 vs 2023
	2024	2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2024	2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$73.8	$70.7	$$1.9	$1.2	2%	4%	$196.7	$195.7	$5.0	$(4.0)	(2)%	1%
Product	4.2	26.8	0.1	(22.7	(85)%	(84)%	20.0	46.1	0.1	(26.2)	(57)%	(57)%
Total revenue	78.0	97.5	2.0	(21.5)	(22)%	(20)%	216.7	241.8	5.1	(30.2)	(12)%	(10)%
Cost of Sales, excluding depreciation and amortization
Cost of Service	(20.7)	(21.4)	(0.8)	1.5	(7)%	(3)%	(55.6)	(56.9)	(1.4)	2.7	(5)%	(2)%
Cost of Product	(2.7)	(26.7)	(0.2)	24.2	(91)%	(90)%	(13.0)	(41.8)	(0.1)	28.9	(69)%	(69)%
Selling, general and administrative expenses	(29.6)	(23.6)	(0.5)	(5.5)	23%	25%	(90.7)	(73.4)	(2.2)	(15.1)	21%	24%
Stock-based compensation	(1.8)	(3.3)	(0.1)	1.6	(48)%	(45)%	(5.7)	(9.3)	(0.2)	3.8	(41)%	(39)%
Depreciation and amortization	(11.3)	(10.3)	(0.3)	(0.7)	7%	10%	(31.8)	(29.8)	(0.8)	(1.2)	4%	7%
Net operating Income	11.9	12.2	0.1	(0.4)	(3)%	(2)%	19.9	30.6	0.4	(11.1)	(36)%	(35)%
Other income (expense)
Interest expense, net	(7.6)	(6.9)	(0.4)	(0.3)	4%	10%	(20.9)	(20.5)	(0.9)	0.5	(2)%	2%
Other finance income (expense)	0.1	0.1	-	-	N/A	N/A	0.3	0.3	-	-	N/A	N/A
Total other income (expense), net	(7.5)	(6.8)	(0.4)	(0.3)	4%	10%	(20.6)	(20.2)	(0.9)	0.5	(2)%	2%
Net Income (loss) from continuing operations before income taxes	4.4	5.4	(0.3)	(0.7)	(13)%	(19)%	(0.7)	10.4	(0.5)	(10.6)	(102)%	(107)%
Income tax expense	(1.0)	(2.0)	(0.3)	1.3	(65)%	(50)%	0.4	(2.8)	(0.1)	3.3	(118)%	(114)%

Net Income (Loss)	$3.4	$3.4	$(0.6)	$0.6	18%	0%	$(0.3)	$7.6	$(0.6)	$(7.3)	(96)%	(104)%
Exchange Rate - $ to £	1.30	1.27					1.28	1.25

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue (for the three and nine-months ended September 30, 2024, compared to the three and nine-months ended September 30, 2023)

Consolidated Reported Revenue by Segment

●	There were no Low Margin-related sales for the three and nine-months ended September 30, 2024. For the three and nine-months ended September 30, 2023 Low Margin-related sales were $22.7 million and $27.1 million, respectively.

For the three and nine-months ended September 30, 2024, revenue on a functional currency (at constant rate) basis decreased by $21.5 million and $30.2 million compared to the same period in 2023.

For the three-month period ended September 30, 2024, Gaming revenue declined by $22.4 million predominantly due to a decrease in product sales of $22.8 million, of which $22.7 million were Low Margin sales. Gaming service revenue grew by $0.4 million predominately due to growth in North America and a customer bonus included the UK. Virtual Sports revenue declined by $2.5 million, with $2.2 million of the reduction from Online. Interactive revenue grew by $2.7 million with growth driven in the UK and North American markets. Leisure revenue grew by $0.7 million, predominately driven by growth in the Holiday Parks and Motorway Service Area sectors.

For the nine-month period ended September 30, 2024, Gaming revenue declined by $30.6 million   predominantly due to a decrease in product sales of $26.5 million, of which $27.1 million were Low Margin sales. Gaming service revenue declined by $4.1 million, predominately due to declines in the UK, mainland Europe and Greece. Virtual Sports declined by $9.0 million, with $8.7 million of the reduction coming from Online. Interactive revenue grew by $7.2 million, which was driven by growth in the UK, mainland Europe and North America. Leisure grew by $2.2 million, predominantly driven by growth in the Holiday Parks and Pubs sectors.

Cost of Sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, for the three and nine-months ended September 30, 2024, decreased by $25.7 million and $31.6 million, respectively, or 53% and 32% respectively. The decreases were driven by $24.2 million and $28.9 million decreases in cost of product, respectively, predominately driven by the decrease in low margin product sales.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses for the three and nine-months ended September 30, 2024 increased by $5.5 million and $15.1 million, respectively, or 23% and 21%, respectively.

The increase during the three-month period ended September 30, 2024 was driven primarily by an increase in exceptional items of $4.0 million predominantly due to the costs of the restatement of our prior financial statements and the costs of group restructuring, along with increases in IT costs of $0.7 million and storage and distribution costs of $0.5 million

The increase during the nine-month period ended September 30, 2024 was driven primarily by the $10.6 million costs of the restatement of our prior financial statements, an increase in non-staff costs of $4.6 million, predominantly driven by increases in storage and distribution, IT and facility costs

Stock-based compensation

During the three and nine-months ended September 30, 2024, the Company recorded expenses of $1.8 million and $5.7 million, respectively, compared to expenses of $3.3 million and $9.3 million for the three and nine-months ended September 30, 2023. All expenses were related to outstanding awards but the nine-months ended September 30, 2023, included $0.4 million related to award units that were fully vested on the date of grant and therefore were expensed immediately and also included $0.7 million related to the costs of the restatement of our prior financial statements.

Depreciation and amortization

Depreciation and amortization for the three-month period ended September 30, 2024 increased by $0.7 million driven mainly by an increase in Virtual Sports of $0.5 million for increased software development

Depreciation and amortization for the nine-month period ended September 30, 2024 increased by $1.2 million driven by increases in Virtuals of $2.2 million and Interactive of $1.4 million for increased software development and intangible assets, offset by reductions in Gaming of $1.8 million and Leisure of $0.2 million as machine assets unwind.

Net operating income / Net income / (Loss)

During the three and nine-month period ended September 30,2024, net operating income was $11.9 million and $19.9 million, respectively, representing declines of $0.4 million and $11.1 million, respectively, compared to the prior year periods. For the three-month period ended September 30, 2024, the decrease was primarily driven by the increase in SG&A and depreciation and amortization, partially offset by increase in gross margin and reduction in stock-based compensation. For the nine-month period ended September 30, 2024, the decrease was primarily driven by the increase in SG&A and expenses partially offset by the increase in gross margin and reduction in stock-based compensation.

For the three and nine-months ended September 30, 2024, net income / (loss) was $3.4 million and $(0.3)   million, respectively, compared to net income of $3.4 million and $7.6 million, respectively, in the prior year periods.

For the three-month period ended September 30, 2024, the increase was primarily driven by the decrease in income   tax expense, partially offset by the decrease in net operating income and increase in interest expense.

For the nine-month period ended September 30, 2024, the decrease was primarily driven by the decrease in net operating income, partially offset by decreases in interest expense and income tax expense.

Deferred Tax

The Company recorded a valuation allowance against all of our deferred tax assets as of both September 30, 2024 and 2023. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next six months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Segment Results (for the three and nine-months ended September 30, 2024, compared to the three and nine-months ended September 30, 2023)

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

Gaming, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	September 30,	September 30,	2024 vs 2023		September 30,	September 30,	2024 vs 2023
Gaming	2024	2023		%	2024	2023		%

End of period installed base (# of terminals) (2)	34,875	34,096	779	2.3%	34,875	34,096	779	2.3%
Total Gaming - Average installed base (# of terminals) (2)	34,897	34,216	681	2.0%	34,853	34,570	283	0.8%
Participation - Average installed base (# of terminals) (2)	29,937	30,137	(200)	(0.1)%	29,896	30,484	(588)	(1.9)%
Fixed Rental - Average installed base (# of terminals)	4,960	4,080	880	21.6%	4,957	4,086	871	21.3%
Service Only - Average installed base (# of terminals)	4,942	10,208	(5,266)	(51.6)%	6,032	12,422	(6,390)	(51.4)%
Customer Gross Win per unit per day (1) (2)	£95.2	£91.9	£3.3	3.6%	£96.7	£94.8	£1.9	2.0%
Customer Net Win per unit per day (1) (2)	£70.0	£67.2	£2.8	4.2%	£71.0	£69.2	£1.8	2.6%
Inspired Blended Participation Rate	5.3%	5.7%	(0.4%)	(7.0)%	5.4%	5.7%	(0.3)%	(5.3)%
Inspired Fixed Rental Revenue per Gaming Machine per week	£39.2	£53.8	£(14.6)	(27.1)%	£40.1	£50.6	£(10.5)	(20.8)%
Inspired Service Rental Revenue per Gaming Machine per week	£5.0	£4.9	£0.1	2.0%	£5.1	£5.1	£-	0%
Gaming Long term license amortization (£’m)	£0.5	£0.6	£(0.1)	(16.7)%	£1.6	£2.1	£(0.5)	(23.8)%
Number of Machine sales	303	5,000	(4,697)	(93.9)%	1,597	7,211	(5,614)	(77.9)%
Average selling price per terminal	£7,370	£4,056	£(3,314)	(81.7)%	£7,846	£4,764	£3,082	64.7%

(1)	Includes all SBG terminals in which the Company takes a participation revenue share across all territories.

(2)	Includes circa 2,500 of lottery terminals where the share is on handle instead of net win.

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

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	September 30,	September 30,	2024 vs 2023		September 30,	September 30,	2024 vs 2023
(In £ millions)	2024	2023		%	2024	2023		%
Gaming Recurring Revenue
Total Gaming Revenue	£17.9	£35.5	£(17.6)	(50)%	£58.3	£82.6	£(24.3)	(29)%

Gaming Participation Revenue	£10.5	£10.6	(£0.1)	(1)%	£31.2	£33.0	£(1.8)	(5)%
Gaming Other Fixed Fee Recurring Revenue	£3.0	£3.4	£(0.4)	(12)%	£9.2	£10.4	£(1.2)	(12)%
Gaming Project Recurring Revenue	£0.1	£0.1	-	N/A	£0.7	£0.5	£0.2	40%
Gaming Long-term license amortization	£0.6	£0.6	£-	N/A	£1.7	£2.2	£(0.5)	(23)%
Total Gaming Recurring Revenue *	£14.2	£14.7	(£0.5)	(3)%	£42.8	£46.1	£(3.3)	(7)%
Gaming Recurring Revenue as a % of Total Gaming Revenue †	79%	41%	38%		73%	56%	17%

Total Gaming excluding Low Margin Sales	£17.9	£17.5			£58.3	£61.1
Gaming Recurring Revenue as a % of Total Gaming Revenue (excluding Low Margin sales) *	79%	84%			73%	75%

*	Does not reflect Low Margin-related revenue.
†	Total Gaming Revenue for the three and nine-month period ended September 30, 2024 includes no Low Margin sales. Total Gaming Revenue for the three-month period ended September 30, 2023 includes £18.0 million of Low Margin sales and for the nine-month period ended September 30, 2023 includes £21.5 million of Low Margin sales. Excluding Low Margin sales, Gaming Recurring Revenue was 84% of Total Gaming Revenue for the three-month period and 75% for the nine-month period.

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

	For the Three-Month Period ended					For the Nine-Month Period ended
	September 30,	September 30,	Variance			September 30,	September 30,	Variance
(In millions)	2024	2023	2024 vs 2023		Total Functional Currency %	2024	2023	2024 vs 2023		Total Functional Currency %

Service Revenue:
UK LBO	$10.1	$9.1	$1.0	11%	6%	$28.3	$28.8	$(0.5)	(2)%	(5)%
UK Other	3.4	3.8	(0.4)	(11)%	(13)%	10.3	10.5	(0.2)	(2)%	(6)%
Italy	0.4	0.6	(0.2)	(33)%	(50)%	1.2	2.1	(0.9)	(43)%	(51)%
Greece	3.8	3.9	(0.1)	(3)%	(8)%	11.3	12.1	(0.8)	(7)%	(9)%
Rest of the World	0.8	0.2	0.6	300%	250%	1.2	1.4	(0.2)	(14)%	(14)%
Lotteries	1.4	1.3	0.1	8%	8%	4.1	4.0	0.1	3%	0%

Total Service revenue	$19.9	$18.9	$1.0	5%	0%	$56.4	$58.9	$(2.5)	(4)%	(8)%

Exchange Rate - $ to £	1.31	1.25				1.28	1.25

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming, Results of Operations

	For the Three-Month Period ended		Variance				For the Nine-Month Period ended		Variance
(In millions)	September 30,	September 30,	2024 vs 2023				September 30,	September 30,	2024 vs 2023
	2024	2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2024	2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$19.9	$18.9	$0.6	$0.4	2%	5%	$56.4	$58.9	$1.6	$(4.1)	(7)%	(4)%
Product	3.4	26.2	-	(22.8)	(87)%	(87)%	18.0	44.4	0.1	(26.5)	(60)%	(59)%
Total revenue	23.3	45.1	0.6	(22.4)	(50)%	(48)%	74.4	103.3	1.7	(30.6)	(30)%	(28)%

Cost of Sales excluding depreciation and amortization:
Cost of Service	(4.8)	(5.5)	(0.1)	0.8	(15)%	(13)%	(15.7)	(17.9)	(0.4)	2.6	(15)%	(12)%
Cost of Product	(2.3)	(26.2)	(0.2)	24.1	(92)%	(91)%	(12.2)	(40.4)	(0.1)	28.3	(70)%	(70)%
Total cost of sales	(7.1)	(31.7)	(0.3)	24.9	(79)%	(78)%	(27.9)	(58.3)	(0.5)	30.9	(53)%	(52)%

Selling, general and administrative expenses	(6.7)	(5.1)	(0.1)	(1.5)	29%	31%	(19.7)	(15.8)	(0.4)	(3.5)	22%	25%

Stock-based compensation	(0.1)	(0.4)	-	0.3	(75)%	(75)%	(0.5)	(1.1)	-	0.6	(55)%	(55)%

Depreciation and amortization	(5.0)	(5.1)	(0.2)	0.3	6%	2%	(12.7)	(14.2)	(0.3)	1.8	(13)%	(11)%

Net operating Income	$4.4	$2.8	$-	$1.6	57%	57%	$13.6	$13.9	$0.5	$(0.8)	(5.8)%	2%

Exchange Rate - $ to £	1.30	1.27					1.28	1.23

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

Gaming Revenue

During the three and nine-month periods ended September 30, 2024, Gaming revenue decreased by $22.4 million and $30.6 million, respectively. This was driven by decreases in Product revenue of $22.8 million and $26.5 million, respectively. Gaming service revenue increased by $0.4 million and decreased by $4.1 million, respectively.

For the three-month period ended September 30, 2024 the increase in Gaming Service revenue was driven by higher revenue from North America of $0.7 million due to increased game pack subscriptions and UK LBO of $0.5 million as the current year period included a customer bonus not included in the prior year period.

For the nine-month period ended September 30, 2024 the decrease in Gaming Service revenue was driven by decreases of $2.1 million in the UK market inclusive of shop closures in UK LBO and $ 1.1 million in the Greek market, primarily due to the reduction in Gross Win per day and expiry of historical amortized license revenues.

For the three-month period ended September 30, 2024 the decrease in Gaming Product revenue was primarily driven by lower UK Product sales of $22.8 million, of which $22.7 million were Low Margin sales.

For the nine-month period ended September 30, 2024 the decrease in Gaming Product revenue was primarily driven by lower UK Product sales of $26.5 million, of which $27.1 million were Low Margin sales.

Gaming Operating Income

Net income for the three and nine-month periods ended September 30, 2024 increased by $1.6 million and decreased by $0.8 million respectively.

The three-month ended September 30, 2024 increase was primarily due to higher gross margin (as the $22.4 million revenue decrease was offset by a $24.9 million decrease in total cost of sales mainly driven by the decrease in Low Margin sales in the current period).

The decrease during the nine-months ended September 30, 2024 was primarily due to a decrease in depreciation and amortization of $1.8 million    due to unwind of machine assets and stock-based compensation of $0.6 million, offset by an increase in SG&A costs of $3.5 million driven by increased staff cost, reduced overhead recoveries along with the cost of group restructuring not incurred in the prior year period.

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

Virtual Sports, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	September 30,	September 30,	2024 vs 2023		September 30,	September 30,	2024 vs 2023
	2024	2023		%	2024	2023		%
Virtuals

No. of Live Customers at the end of the period	57	58	(1)	(1.7)%	57	58	(1)	(1.7)%
Average No. of Live Customers	56	58	(2)	(3.4)%	56	58	(2)	(3.4)%
Total Revenue (£’m)	£8.6	£10.6	£(2.0)	(18.9)%	£27.7	£34.9	£(7.2)	(20.6)%
Total Revenue £’m - Retail	£2.3	£2.4	£(0.1)	(4.2)%	£7.1	£7.6	£(0.5)	(6.6)%
Total Revenue £’m - Online Virtuals	£6.3	£8.2	£(1.9)	(23.2)%	£20.6	£27.3	£(6.7)	(24.5)%

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

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	September 30,	September 30,	2024 vs 2023		September 30,	September 30,	2024 vs 2023
(In £ millions)	2024	2023		%	2024	2023		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£8.6	£10.6	£(2.0)	(19)%	£27.7	£34.9	£(7.2)	(21)%

Recurring Revenue - Retail Virtuals	£2.2	£2.4	£(0.2)	(8)%	£7.0	£7.4	£(0.4)	(5)%
Recurring Revenue - Online Virtuals	£6.3	£8.1	£(1.8)	(22)%	£20.1	£27.1	£(7.0)	(26)%
Total Virtual Sports Long-term license amortization	£-	£-	-	N/A	£0.1	£0.1	£-	0%
Total Virtual Sports Recurring Revenue	£8.5	£10.5	£(2.0)	(19)%	£27.2	£34.6	£(7.4)	(21)%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	99%	99%	(0)%		98%	99%	(1)%

“Recurring Revenue” includes our share of revenue generated from (i) our Virtual Sports products placed with operators; (ii) licensing our game content and intellectual property to third parties; and (iii) our games on third-party online gaming platforms that are interoperable with our game servers.

“Virtual Sports Long term license amortization” is the upfront license fee which is typically spread over the life of the contract.

Virtual Sports, Results of Operations

	For the Three-Month Period ended		Variance					For the Nine-Month Period ended		Variance
(In millions)	September 30,	September 30,	2024 vs 2023					September 30,	September 30,	2024 vs 2023
	2024	2023	Variance Attributable to Currency Movement		Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2024	2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$11.2	$13.4	$0.3		$(2.5)	(19)%	(16)%	$35.3	$43.3	$0.9	$(8.9)	(21)%	(18)%

Cost of Service	(0.5)	(0.2)		-	(0.3)	150%	150%	(1.0)	(1.0)	(0.1)	0.1	(10)%	0%

Selling, general and administrative expenses	(1.9)	(1.5)	(0.2	)	(0.2)	13%	27%	(5.5)	(4.8)	(0.3)	(0.4)	8%	15%

Stock-based compensation	(0.1)	(0.2)	-		0.1	(50)%	(50)%	(0.3)	(0.6)	0.1	0.2	(33)%	(50)%

Depreciation and amortization	(1.3)	(0.7)	(0.1)		(0.5)	71%	86%	(4.7)	(2.3)	(0.2)	(2.2)	96%	104%

Net operating Income	$7.4	$10.8	$-		$(3.4)	(31)%	(31)%	$23.8	$34.6	$0.4	$(11.2)	(32)%	(31)%

Exchange Rate - $ to £	1.30	1.26						1.28	1.24

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

Virtual Sports revenue

During the three and nine-month periods ended September 30, 2024 revenue decreased by $2.5 million and $8.9 million, or 19% and 21%, respectively. These decreases were driven by $2.2 million and $8.7 million declines in Online Virtuals, respectively, primarily driven by a major customer optimizing their customer base.

Virtual Sports operating income

During the three and nine-month periods ended September 30, 2024 net operating income decreased by $3.4 million and $11.2 million, respectively. These decreases were driven by the declines in revenue and increases in depreciation and amortization of $0.5 million and $ 2.2 million, respectively.

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

Interactive, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	September 30,	September 30,	2024 vs 2023		September 30,	September 30,	2024 vs 2023
	2024	2023		%	2024	2023		%
Interactive

No. of Live Customers at the end of the period	172	146	26	17.8%	172	146	26	17.8%
Average No. of Live Customers	169	144	25	17.4%	161	140	21	15.0%
No. of Games available at the end of the period	315	286	29	10.1%	315	286	29	10.1%
Average No. of Games available	311	282	29	10.3%	303	277	26	9.4%
No. of Live Games at the end of the period	298	267	31	11.6%	298	267	31	11.6%
Average No. of Live Games	294	263	31	11.8%	285	255	30	11.8%
Total Revenue (£’m)	£7.8	£5.7	£2.1	36.8%	£21.7	£15.9	£5.8	36.5%

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

“Total Revenue (£m)” represents total revenue for the Interactive segment, including recurring and upfront service revenue.

Interactive, Results of Operations

	For the Three-Month Period ended		Variance				For the Nine-Month Period ended		Variance
(In millions)	September 30,	September 30,	2024 vs 2023				September 30,	September 30,	2024 vs 2023
	2024	2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2024	2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$10.2	$7.3	$0.2	$2.7	37%	40%	$27.7	$19.9	$0.6	$7.2	36%	39%

Cost of Service	(0.5)	(0.5)	0.1	(0.1)	20%	0%	(1.6)	(1.2)	-	(0.4)	33%	33%

Selling, general and administrative expenses	(2.8)	(2.1)	(0.1)	(0.6)	29%	33%	(8.7)	(7.3)	(0.2)	(1.2)	16%	19%

Stock-based compensation	(0.1)	(0.1)	-	-	0%	0%	(0.3)	(0.4)	-	0.1	(25)%	(25)%

Depreciation and amortization	(1.3)	(0.9)	(0.1)	(0.3)	33%	44%	(3.7)	(2.5)	0.2	(1.4)	56%	48%

Net operating Income	$5.5	$3.7	$0.1	$1.7	46%	49%	$13.4	$8.5	$0.6	$4.3	51%	58%

Exchange Rate - $ to £	1.30	1.27					1.28	1.25

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

Interactive revenue

During the three and nine-month periods ended September 30, 2024, revenue increased by $2.7 million and $7.2 million, or 37% and 36%, respectively, primarily driven by revenue growth in the UK, North America and mainland Europe due to new customer launches, the consistent launch of new content across the estate and increased promotional activity through exclusive deals with tier-one customers.

Interactive operating income

Operating income for the three and nine-month periods ended September 30, 2024 increased by $1.7 million and $4.3 million, respectively. This increase was primarily driven by the increase in gross margin, partially offset by increases in SG&A expenses, driven by increased IT costs, lower labor capitalization and higher depreciation and amortization.

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

Leisure, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	September 30,	September 30,	2024 vs 2023		September 30,	September 30,	2024 vs 2023
	2024	2023		%	2024	2023		%
Leisure

End of period installed base Gaming machines (# of terminals)	10,021	10,739	(718)	(6.7)%	10,021	10,739	(718)	(6.7)%
Average installed base Gaming machines (# of terminals)	10,131	10,757	(626)	(5.8)%	10,469	10,763	(294)	(2.7)%
End of period installed base Other (# of terminals)	3,796	4,303	(507)	(11.8)%	3,796	4,303	(507)	(11.8)%
Average installed base Other (# of terminals)	3,813	4,327	(514)	(11.9)%	3,969	4,409	(440)	(10.0)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	6,129	6,239	(110)	(1.8)%	6,230	6,128	102	1.7%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	111	318	(207)	(65.1)%	134	413	(279)	(67.6)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	2,865	3,037	(172)	(5.7)%	2,978	3,046	(68)	(2.2)%
Inspired Leisure Revenue per Gaming Machine per week	£74.5	£67.8	£6.7	9.9%	£71.4	£67.2	£4.2	6.3%
Inspired Pub Digital Revenue per Gaming Machine per week	£74.4	£68.9	£5.5	8.0%	£73.7	£69.9	£3.8	5.4%
Inspired Pub Analogue Revenue per Gaming Machine per week	£30.7	£31.9	£(1.2)	(3.8)%	£31.6	£35.7	£(4.1)	(11.5)%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£103.4	£90.7	£12.7	14.0%	£96.5	£92.8	£3.7	4.0%
Inspired Other Revenue per Machine per week	£25.0	£23.7	£1.3	5.5%	£24.2	£21.1	£3.1	14.7%

Total Holiday Parks Revenue (Gaming and Non Gaming) (£’m)	£13.9	£13.8	£0.1	0.7%	£27.5	£26.5	£1.0	3.8%

(1)	Motorway Service Area machines

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

	For the Three-Month Period ended		Variance				For the Nine-Month Period ended		Variance
(In millions)	September 30,	September 30,	2024 vs 2023				September 30,	September 30,	2024 vs 2023
	2024	2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	2024	2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$32.5	$31.1	$0.8	$0.6	2%	5%	$77.3	$73.6	$1.7	$2.0	3%	5%
Product	0.8	0.6	0.1	0.1	17%	33%	2.0	1.7	0.1	0.2	12%	18%
Total revenue	33.3	31.7	0.9	0.7	2%	5%	79.3	75.3	1.8	2.2	3%	5%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(14.9)	(15.2)	(0.6)	0.9	(6)%	(2)%	(37.3)	(36.8)	(1.1)	0.6	(2)%	1%
Cost of Product	(0.4)	(0.5)	(0.1)	0.2	(40)%	(20)%	(0.8)	(1.4)	-	0.6	(43)%	(43)%
Total cost of sales	(15.3)	(15.7)	(0.7)	1.1	(7)%	(3)%	(38.1)	(38.2)	(1.1)	1.2	(3)%	(0)%

Selling, general and administrative expenses	(7.8)	(7.3)	(0.1)	(0.4)	5%	7%	(23.1)	(21.0)	(0.6)	(1.5)	7%	10%

Stock-based compensation	(0.2)	(0.2)	-	-	0%	0%	(0.4)	(0.7)	-	0.3	(43)%	(43)%

Depreciation and amortization	(3.1)	(3.0)	(0.1)	-	0%	3%	(9.1)	(9.1)	(0.2)	0.2	(2)%	0%

Net operating Income	$6.9	$5.5	$-	$1.4	25%	25%	$8.6	$6.3	$(0.1)	$2.4	38%	37%

Exchange Rate - $ to £	1.30	1.27					1.28	1.25

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

Leisure Revenue

For the three and nine-month periods ended September 30, 2024 revenue increased by $0.7 million and $2.2 million or 2% and 3%, respectively. These increases were primarily due to increased service revenue of $ 0.6 million and $2.0 million, respectively, predominately due to the increase in Holiday Parks of $0.2 million and $1.3 million driven by the addition of a new site as well as growth in existing sites, along with growth in MSA of $0.3 million and $0.3 million, respectively.

Leisure Operating Income

Operating income for the three and nine-month periods ended September 30, 2024 increased by $1.4 million and $2.4 million, respectively. This was primarily due to the increases in gross margin, partially offset by increases in SG&A expenses of $0.4 million and $1.5 million, respectively, driven by the increase in seasonal staff, the increase in national living wage and salary increases, along with increases in facility costs.

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

Reconciliations from net loss, as shown in our Consolidates Statements of Operations and Comprehensive Income (Loss), to Adjusted EBITDA are shown below:

Reconciliation to Adjusted EBITDA by segment for the Three and Nine-Months ended September 30, 2024

	For the Three-Month Period ended						For the Nine-Month Period ended
	September 30,						September 30,
(In millions)	2024						2024
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$3.4	$4.4	$7.4	$5.5	$6.9	$(20.8)	$(0.3)	$13.6	$23.8	$13.4	$8.6	$(59.7)

Items Relating to Legacy Activities:
Pension charges (1)	0.3					0.3	0.9					0.9

Items outside the normal course of business:
Costs of group restructure (2)	1.9	1.2				0.7	2.8	1.5				1.3
Costs of group restatement (3)	2.9					2.9	10.7					10.7
Stock-based compensation expense (4)	1.8	0.1	0.1	0.1	0.2	1.3	5.7	0.5	0.3	0.3	0.4	4.2

Depreciation and amortization (4)	11.3	5.0	1.3	1.3	3.1	0.6	31.8	12.7	4.7	3.7	9.1	1.6
Interest expense net (4)	7.6					7.6	20.9					20.9
Other finance expenses / (income) (4)	(0.1)					(0.1)	(0.3)					(0.3)
Income tax (4)	1.0					1.0	(0.4)					(0.4)
Adjusted EBITDA	$30.1	$10.7	$8.8	$6.9	$10.2	$(6.5)	$71.8	$28.3	$28.8	$17.4	$18.1	$(20.8)

Adjusted EBITDA	£23.1	£8.1	£6.8	£5.3	£7.9	£(5.0)	£56.0	£21.7	£22.4	£13.4	£14.1	£(15.6)

Exchange Rate - $ to £ (5)	1.30						1.28

Note: Certain corporate function costs have not been allocated to the Company’s reportable operating segments because to do so would not be practical; these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Three and Nine-Months ended September 30, 2023

	For the Three-Month Period ended						For the Nine-Month Period ended
	September 30,						September 30,
(In millions)	2023						2023
	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$3.4	$2.8	$10.8	$3.7	$5.5	$(19.4)	$7.6	$13.9	$34.6	$8.5	$6.3	$(55.7)

Items Relating to Legacy Activities:
Pension charges (1)	0.2					0.2	0.6					0.6

Items outside the normal course of business:
Cost of Group Restructure (2)	0.7					0.7	3.7					3.7

Stock-based compensation expense (4)	3.3	0.4	0.2	0.1	0.2	2.4	9.3	1.1	0.6	0.4	0.7	6.5

Depreciation and amortization (4)	10.3	5.1	0.7	0.9	3.0	0.6	29.8	14.2	2.3	2.5	9.1	1.7
Interest expense net (4)	6.9					6.9	20.5					20.5
Other finance expenses / (income) (4)	(0.1)					(0.1)	(0.3)					(0.3)
Income tax (4)	2.0					2.0	2.8					2.8
Adjusted EBITDA	$26.7	$8.3	$11.7	$4.7	$8.7	$(6.7)	$74.0	$29.2	$37.5	$11.4	$16.1	$(20.2)

Adjusted EBITDA	£21.1	£6.8	£9.2	£3.7	£6.7	£(5.3)	£59.4	£23.7	£30.1	£9.1	£12.6	£(16.1)

Exchange Rate - $ to £ (5)	1.27						1.24

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

	For the Three-Month Period ended		For the Nine-Month Period ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2024	2023	2024	2023

Net revenues	$78.0	$97.5	$216.7	$241.8
Less Low Margin Gaming Sales	-	(22.7)	-	(27.1)
Adjusted Revenue	$78.0	$74.8	$216.7	$214.7

Adjusted Revenue	£60.0	£58.9	£169.5	£172.3

Exchange Rate - $ to £	1.30	1.27	1.28	1.25

Liquidity and Capital Resources

Nine Months ended September 30, 2024, compared to Nine Months ended September 30, 2023

All amounts included herein relating to the prior year have been rounded except where otherwise stated. As prior-year figures are rounded, numbers presented as such throughout this document may not add up precisely to the totals we provide.

	Nine Months ended		Variance
(in millions)	September 30,	September 30,
	2024	2023	2024 to 2023
Net (loss)/profit	$(0.3)	$7.6	$(7.9)
Amortization of debt fees	0.7	1.0	(0.3)
Change in fair value of derivative liabilities and stock-based compensation expense	5.7	9.8	(4.1)
Depreciation and amortization (incl RoU assets)	35.1	32.6	2.5
Other net cash utilized by operating activities	(16.4)	(8.0)	(8.4)
Net cash provided by operating activities	24.8	43.0	(18.2)

Net cash used in investing activities	(29.5)	(39.4)	9.9
Net cash used by financing activities	(0.4)	(2.6)	2.2
Effect of exchange rates on cash	1.6	0.4	1.2
Net (decrease)/increase in cash and cash equivalents	$(3.5)	$1.4	$(4.9)

Net cash provided by operating activities

For the nine months ended September 30, 2024, net cash inflow provided by operating activities was $24.8 million, compared to a $43.0 million inflow for the nine months ended September 30, 2023, representing a $18.2 million decrease in cash generation from operating activities. The decrease was driven primarily due to trading levels and working capital timing.

Change in fair value of derivative liabilities and stock-based compensation expense decreased by $4.1 million to $5.7 million due to a $3.6 million reduction in the stock-based compensation expense and a $0.5 million reduction in the recycling of the terminated currency swaps which ended on September 30, 2023.

Depreciation and amortization increased by $2.5 million, to $35.1 million, with increases of $1.4 million for intangible assets and $1.1 million for contract costs.

Other net cash utilized by operating activities increased by $8.4 million, to a $16.4 million outflow. The relative movements between the nine months ended September 30, 2024 and the nine months ended September 30, 2023 resulted in adverse movements in accounts payable and accruals of $12.5 million and accounts receivable of $16.1 million, both figures impacted by timing of deals and the relative levels of manufacturing activity. These were partly offset by favorable movements in inventory $11.7 million, payroll and business taxes $5.5 million and prepayments $2.0 million.

Net cash used in investing activities

Net cash utilized in investing activities decreased by $9.9 million, to $29.5 million during the nine months ended September 30, 2024. This was driven by an $8.4 million decrease in plant, property and equipment, a $1.9 million decrease in capitalized software spend and a $0.9 million increase in contract cost additions. The prior period also included the acquisition of Lot.to for $0.6 million.

Net cash used by financing activities

During the nine months ended September 30, 2024, net cash used by financing activities was $0.4 million relating to finance lease spend. During the nine months ended September 30, 2023, net cash utilized by financing activities was $2.6 million, with $1.0 million of finance lease spend and $1.6 million on share repurchases.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of September 30, 2024, we had liquidity consisting of $36.5 million in cash and cash equivalents and a further $6.7 million of undrawn revolver facility. This compares to $26.4 million of cash and cash equivalents as of September 30, 2023, with a further $24.4 million of revolver facilities undrawn. We had a working capital outflow of $16.4 million for the nine months ended September 30, 2024, compared to an $8.0 million outflow for the nine months ended September 30, 2023.

The level of our working capital surplus or deficit varies with the level of machine production and procurement we are undertaking and our capitalization as well as the seasonality evident in some of the businesses. In periods with minimal machine volumes and capital spend, our working capital is typically more stable. In periods where significant numbers of machines are being produced or procured, the levels of inventory and creditors are typically higher and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors, along with movements in trading activity levels can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Some of our business operations require cash to be held within the machines. As of September 30, 2024, $6.7 million of our $36.5 million of cash and cash equivalents were held as operational floats within the machines. At September 30, 2023, $6.0 million of our $26.4 million of cash and cash equivalents were held as operational floats within the machines

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through November 2025.

Long Term and Other Debt

(In millions)	September 30, 2024		September 30, 2023
Cash held	£26.6	$35.7	£21.6	$26.4
Revolver drawn	(15.0)	(20.1)	-	-
Original principal senior debt	(235.0)	(315.2)	(235.0)	(286.9)
Cash interest accrued	(6.6)	(8.9)	(6.1)	(7.5)
Finance lease creditors	(18.2)	(24.4)	(2.0)	(2.5)
Total	£(248.2)	$(332.9)	£(221.5)	$(270.4)

Debt Covenants

Under our debt facilities in place as of September 30, 2024, we are not subject to covenant testing on the Senior Secured Notes. We are, however, subject to covenant testing at the level of Inspired Entertainment Inc., the ultimate holding company, on our Super Senior Revolving Credit Facility which requires the Company to maintain a maximum consolidated senior secured net leverage ratio of 6.0x on March 31, 2022, stepping down to 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Financial Covenant does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at September 30, 2024 showed covenant compliance with a net leverage of 3.1x.

The Indenture contains covenants and certain reporting requirements including the requirement to provide the Lender, within 60 days after the close of the quarter, unaudited quarterly financial statements with footnote disclosures. The Company was unable to comply with this requirement as of September 30, 2023 due to the requirement to restate previously reported financial statements as reported in a Current Report on Form 8-K filed with the SEC on November 8, 2023. The debt agreement allows the Company a 30-day grace period to provide such financial information once they receive any notice of non-compliance. No such notice was received and concurrent with the filing of the September 30,2023 10Q with the SEC on February 27, 2024, the reporting requirement was met. There were no other breaches of the debt covenants in the periods.

There were no other breaches of the debt covenants in the periods ended September 30, 2024 or September 30, 2023.

Liens and Encumbrances

As of September 30, 2024, our senior bank debt was secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Share Repurchases

The Board of Directors has authorized that the Company may use up to $25.0 million to repurchase Inspired shares of common stock, subject to repurchases being effected on or before May 10, 2025. Management has discretion as to whether to repurchase shares of the Company. During the nine months ended September 30, 2024 no shares were repurchased meaning the previous figure of an aggregate total spend of $12.0 million in repurchasing our shares of common stock remains unchanged.

Contractual Obligations

As of September 30, 2024, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in millions)	Total	1 yr	1-2 years	3-5 years	5 yrs
Operating activities
Interest on long term debt	$49.6	$24.8	$24.8	$-	$-
Purchase of Vantage machines	6.2	6.2	-	-	-
Financing activities
Revolver repayment	21.1	21.1	-	-	-
Senior bank debt - principal repayment	315.2	-	315.2	-	-
Finance lease payments	24.4	7.8	4.8	11.8	-
Operating lease payments	18.7	5.3	4.5	5.1	3.8
Interest on non-utilisation fees	0.4	0.3	0.1	-	-
Total	$435.6	$65.5	$349.4	$16.9	$3.8

Off-Balance Sheet Arrangements

As of September 30, 2024, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

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

The Company recognized service and product revenue of $196.7 million and $20.0 million, respectively, for the nine months ended September 30, 2024. The Company’s revenue recognition policy, which requires significant judgments and estimates, is fully described in Note 1 “Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Goodwill Impairment Assessment

In accordance with ASC 350, Intangibles—Goodwill and Other, we allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on at least an annual basis and, if necessary, reassign goodwill upon reorganization using a relative fair value allocation approach. We determined that we have five reporting units: Virtual Sports, Interactive, Leisure, and two reporting units within our Gaming segment. As of September 30, 2024, total goodwill with the Virtual Sports, Interactive, and two Gaming reporting units is $47.1 million, $1.9 million, $9.8 million, and $3.1 million, respectively. There is no remaining goodwill within the Leisure reporting unit. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually on the last day of our fiscal period or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

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

Management determined that there were no new indicators of impairment for the nine months ended September 30, 2024 and 2023 and the Company concluded that there was no impairment of the Company’s intangible and long-lived assets as of September 30, 2024 and 2023.

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

Interest Rate Risk

Following the Company’s refinancing of its debt in May 2021, the external borrowings of £235.0 million ($315.2 million) are provided at a fixed rate. Therefore, movements in rates such as LIBOR do not impact on the current borrowings and the only fluctuation that is expected to be reported will be that solely caused by movements in the exchange rates between the Company’s functional currency and its reporting currency.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. To estimate our foreign currency exchange rate risk, we identify material Euro and US Dollar trading and balance sheet amounts and recalculate the result using a 10% movement in the GBP:US Dollar exchange rate. For the trading figures the 10% movement is based on the average exchange rate throughout the reported period and for the balance sheet figures the 10% movement is based on the exchange rate used at September 30, 2024.

Excluding intercompany balances, our Euro and US Dollar functional currency net assets total approximately $25.7 million and $13.0 million respectively. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of September 30, 2024, would result in favorable translation adjustments of approximately $2.3 million and $1.3 million respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained gains from Euro based entities earned in Euros and retained losses from USD based entities earned in US Dollars in the nine months ended September 30, 2024, were €9.6 million and $14.4 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of September 30, 2024, would result in translation adjustments of approximately $0.9 million favorable and $1.3 million unfavorable, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results unfavorably by approximately $0.3 million and would result in unfavorable translation adjustments of approximately $11.9 million, recorded in other comprehensive loss.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2024, due to the material weaknesses described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 15, 2024. Management is redesigning and implementing existing and additional controls to remediate these material weaknesses.

Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2024, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no new legal proceedings, or new updates to prior disclosures to report.

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

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: November 7, 2024		/s/ A. Lorne Weil
	Name:	A. Lorne Weil
	Title:	Executive Chairman
(Principal Executive Officer)

Date: November 7, 2024		/s/ Marilyn Jentzen
	Name:	Marilyn Jentzen
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

