Form 10-K
period 2024-12-31
Inspired Entertainment, Inc.
filed 2025-03-26
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock, other than shares held by persons who may be deemed to be affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $199.5 million. For the purpose of this disclosure, executive officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant.

As of March 26, 2025, there were 26,904,832 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the registrant’s 2025 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2024. If such proxy statement is not filed on or before such date, the information called for by Part III will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

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

Our forward-looking statements reflect our current expectations about our future results, performance, liquidity, financial condition, prospects and opportunities, and are based upon information currently available to us, our interpretation of what we believe to be significant factors affecting our business and many assumptions regarding future events. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, our forward-looking statements. This could occur as a result of various risks and uncertainties, including the following:

●	government regulation of our industries;

●	our ability to compete effectively in our industries;

●	the effect of evolving technologies on our business;

●	our ability to renew long-term contracts and retain customers, and secure new contracts and customers;

●	our ability to maintain relationships with suppliers;

●	our ability to protect our intellectual property;

●	our ability to protect our business against cybersecurity threats;

●	our ability to successfully grow by acquisition as well as organically;

●	fluctuations due to seasonality;

●	our ability to attract and retain key members of our management team;

●	our need for working capital;

●	our ability to secure capital for growth and expansion;

●	changing consumer, technology and other trends in our industries;

●	our ability to successfully operate across multiple jurisdictions and markets around the world;

●	changes in local, regional and global economic, regulatory and political conditions; and

●	other factors described in the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”).

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

ii

PART I

ITEM 1. BUSINESS.

Overview

Inspired Entertainment, Inc. (the “Company”, “Inspired”, “we” or “us”) is a global gaming technology company, supplying content, platform and other products and services to licensed online and land-based lottery, betting and gaming operators worldwide through a broad range of distribution channels, predominantly on a business-to-business basis. We provide end-to-end digital gaming solutions (i) on our own proprietary and secure network, which accommodates a wide range of devices, including land-based gaming machine terminals, mobile devices and online computer applications and (ii) through third party networks. Our content and other products can be found through the consumer-facing portals of our customers operating digital channels, and, in licensed betting offices, adult gaming centers, pubs, bingo halls, airports, motorway service areas and leisure parks for our customers operating land-based venues.

Our customer base includes licensed operators of lotteries, licensed sports bookmakers, gaming and bingo halls, casinos, online operators, adult gaming centers, pubs, holiday parks, and motorway service areas. Some of our key customers include William Hill, SNAI, Sisal, Betfred, Paddy Power, Betfair, Genting, bet365, Sky Bet, the Greek Organisation of Football Prognostics S.A. (OPAP.), Entain, Draftkings, FanDuel, the Pennsylvania Lottery, Bourne Leisure, Greentube, Stonegate, Mitchells & Butler, Butlins, Moto, Welcome Break, Buzz Bingo, Mecca, Marstons, Greene King, JD Wetherspoon, Parkdean Resort, Centre Parcs Resorts, and Novomatic. Geographically, 73% of our revenue for the year ended December 31, 2024 was generated from our United Kingdom (“UK”) operations, with the remainder generated from Greece, North America and the rest of the world. Our products are designed to operate within applicable gaming, virtual sports and lottery regulations.

We conduct business across different jurisdictions, of which Great Britain, Italy and Greece have historically contributed the most significant recurring revenue. Since 2021, we have begun to conduct a meaningful amount of business in regulated North American markets and states. We are licensed or certified (as applicable) by the Gambling Commission in the UK, (the “UK Gambling Commission”), the Hellenic Gaming Commission in Greece, and registered with L’Agenzia delle Dogane e dei Monopoli (“ADM”) in Italy. We are licensed by regulators in other jurisdictions such as the Malta Gaming Authority (Malta), the Licensing Authority of Gibraltar (Gibraltar), the Alderney Gambling Control Commission (Channel Islands), the Belgian Kansspel Commissie (Belgium), Oficiul National pentru Jocuri de Noroc, Spelinspektionen (Romania), the Swedish Gaming Authority (Sweden) and we hold licenses with the U.S. states of Connecticut, Illinois, Michigan, Delaware, New Jersey, Oregon, Pennsylvania, and West Virginia, and the Canadian provinces of Alberta, Nova Scotia, Manitoba, Quebec, Ontario and Saskatchewan.

We are headquartered in the U.S., with principal operating facilities located in the UK and India. As of December 31, 2024, we had approximately 1,600 employees, approximately 1,420 of which were full-time. We generated total revenue of $297.1 million and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of $100.1 million for the year ended December 31, 2024.

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol INSE. The Company had an equity market capitalization of approximately $240.6 million as of December 31, 2024 (based upon a closing stock price of $9.05 on December 31, 2024).

The Company uses the British Pound as its functional currency for reporting purposes. Our results are affected by changes in foreign currency exchange rates as a result of the translation of foreign functional currencies into our reporting currency and the re-measurement of foreign currency transactions and balances. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. The geographic region in which the largest portion of our business is operated is the UK and the British pound (“GBP”) is considered to be our functional currency. Our reporting currency is the U.S. dollar (“USD”). Our results are translated from our functional currency of GBP into the reporting currency of USD using average rates for profit and loss transactions and applicable spot rates for period-end balances. The effect of translating our functional currency into our reporting currency, as well as translating the results of foreign subsidiaries that have a different functional currency into our functional currency, is reported separately in Accumulated Other Comprehensive Income

Certain product and company names referred to herein are trademarks™ or registered® trademarks of their respective holders.

Our Products

We operate in four business segments: Gaming, Virtual Sports, Interactive and Leisure, as further described below.

Gaming Segment

Our Gaming segment supplies gaming terminals as well as gaming software and games for the terminals provided to Licensed Betting Offices (“LBOs”), casinos, gaming halls and adult gaming centers (“AGCs”). It supplies products and utilizes our Server Based Gaming (“SBG”) technology to supply gaming content to our customers’ global land-based gaming venues. SBG products offer an extensive portfolio of games through digital terminals. Our games are currently deployed through more than 34,000 terminals. Because our SBG products are fully digital, they interact with a central server and are provided on a “distributed” basis, which allows us to access a wide geographic footprint through the internet, the Company’s, and third parties’ proprietary networks.

Our SBG game portfolio includes a broad selection of popular omni-channel slots titles including Gold Cash Free Spins™, Big Fishing Fortune™, and the Reel King ® family of games, offering a premium player experience across multiple platforms. These games offer users a wide range of volatilities, return-to-player and other special features. We also offer a range of more traditional casino games through our SBG network, such as roulette, blackjack and numbers games.

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

Our SBG terminals in the UK account for a material portion of all SBG terminal placements, and we offer over 100 games for play across this portfolio. We are also a material supplier to customers in Greece and Italy. Over the past few years, we have grown our business in North America where we have sold products in Illinois, the Western Canada Lottery Corporation (“WCLC”) and Alberta Gaming Liquor & Cannabis Commission (“AGLC”). We offer SBG terminals such as the Flex4k curved screen, Vantage ®, Eclipse™, Valor™, Prismatic™ and Sabre Hydra™, each offering a different size terminal, graphics, technology and price proposition.

As of December 31, 2024, we had a total installed base of 34,900 gaming terminals, which were operated primarily under participation-based contracts. We generate revenue by participating, typically as a function of gross revenue from each machine, as a percentage of the revenue generated by these machines. Because we participate in our customers’ revenue under such contracts, we and our customers benefit from the introduction of our new content, which can drive growth for our installed base. Additionally, we earn revenue through the sale of terminal units, as well as receiving a fixed daily fee for some of our installed units. During 2024, we sold 3,091 units, which are down on last year by over 6,000 terminals due to the refresh of Vantage terminals into two of our major customers in the UK LBO sector in 2023. Of the 2024 sales, 67% were in the UK and 33% came from North America. With our participation-driven business model, approximately 96% of service revenue for our Gaming segment was recurring in nature in 2024 and derived under long-term contracts.

For the year ended December 31, 2024, our Gaming segment generated revenue and Adjusted EBITDA of $110.6 million and $45.3 million, respectively, as compared to the year ended December 31, 2023, during which we generated $142.5 million and $42.8 million in revenue and Adjusted EBITDA, respectively. Revenue in 2024 reduced versus prior year due to significant one-off low margin sales in 2023 of c.$30.6 million. These sales related to approximately 6,400 LBO Vantage terminals which formed part of long-term contract renewals with Betfred and Paddy Power.

Virtual Sports Segment

Our Virtual Sports business designs, develops, markets and distributes games that create an always-on sports wagering experience in betting shops and other locations and online. Our Virtual Sports product comprises a complex software and networking package that provides fixed-odds wagering on an ultra-high definition, computer-rendered simulations of sporting events, such as soccer, football or basketball. This product enables players to place bets on simulated sporting events, without being bound to live event schedules. We have developed this technology using advanced motion capture techniques and a TV and film graphics team to create highly realistic simulations.

We believe we are among the most innovative suppliers of Virtual Sports gaming products worldwide. Our diverse portfolio of sports and numbers-based games is available in approximately 30,000 retail venues and through multiple online platforms. We have operations across 20+ gaming jurisdictions worldwide, including the UK, Italy, Greece, Turkey, Morocco, and the U.S.

Our Virtual Sports portfolio includes titles such as V-Play Soccer™, V-Play Women’s Soccer™, V-Play Football™, V-Play Basketball™, and V-Play Baseball™, along with greyhound racing, horse racing, tennis, motor racing, cycling, cricket, speedway, golf and darts. Furthermore, we have licensing agreements for the use of sports brands, and associated marks or trade-dress archival footage, or a combination of the foregoing, including a partnership with the National Basketball Association (“NBA”), the National Hockey League (“NHL”), Major League Baseball Players Alumni Association (“MLBPAA”) and, pursuant to our licensing arrangements with Aristocrat Gaming, the National Football League (“NFL”).

Our customers include some of the largest operators in lottery, gaming and sports betting globally. We are contracted to supply Virtual Sports to mobile and online operators across key regulated markets, including the United Kingdom; the U.S. states of Nevada, Pennsylvania, New Jersey, and the District of Columbia; Gibraltar and other regulated markets in Europe, including Italy, Greece and Poland. We also supply customers based in Ontario, Turkey and Morocco. Our technology is adaptable to sports betting, lottery, and gaming environments, making it accessible to a wide range of customers in both public and private sectors.

Our Virtual Sports events are available to millions of customers worldwide, through retail, online and mobile platforms, many of which are available 24/7. We offer multiple hosting solutions tailored to customer needs, including our proprietary Virtual Plug and Play (“VPP”) turnkey solution for online and mobile platforms. Additionally, our cloud-based XML sportsbook integration enables fully hosted and managed Virtual Sports solutions for customers seeking seamless product delivery.

Our Virtual Sports products are typically offered to operators on a participation-based revenue model, where we receive a share of the gaming revenue generated, along with an upfront software licensing fee, hosting fees, or a combination of the foregoing. Due to this recurring revenue model, approximately 97% of the total Virtual Sports segment revenue is generated under long to medium-term contracts, with a standard contract duration of three years.

For the year ended December 31, 2024, our Virtual Sports segment generated revenue and Adjusted EBITDA of $45.4 million and $36.0 million, respectively, as compared to the year ended December 31, 2023, during which we generated $56.2 million and $47.6 million in revenue and Adjusted EBITDA, respectively. Revenue in 2024 compared to the prior year is primarily affected by our exposure to a single customer in a particular geography, where revenues have consistently declined throughout the year. This decline is mainly due to the customer pulling back on promotions with virtual sports customers. However, we anticipate this trend will improve as we diversify our customer base, market reach and expand our delivery channels, with several opportunities in the pipeline. During 2024 we consolidated the Virtual Sports product and technical function, that had previously been separate, into the company-wide product and technical group to enhance our ability to take advantage of these opportunities.

Interactive Segment

Our Interactive business uses unique interactive-only content as well as offerings from our Gaming and Virtual Sports segments to create games that are hosted on remote gaming servers. This allows online gaming operators to use our games and content online and on mobile devices worldwide.

Our interactive content includes a wide range of random number generated casino content from feature-rich bonus games to European-style casino free spins and table games incorporating well-known first and third-party brands including Space Invaders®, 20p Roulette™, Super Hot Fruits® and Reel King Megaways™. Inspired releases several new titles per month and new games can be seamlessly deployed to the full estate of operators and aggregators through its proprietary Virgo RGS™. Games are available on over 300 websites across much of regulated Europe and North American territories in the form of New Jersey, Michigan, Pennsylvania, Connecticut, Alberta, Ontario and Quebec. Other prominent territories the segment operates in outside of these include the markets of Brazil and Mexico.

Inspired’s Virgo Remote Gaming System (“RGS™”) is integrated with a number of leading casino brands, including William Hill, Entain, bet365, Flutter, 888, Kindred, Gamesys, Betfred, Rank, Leo Vegas, OPAP, Kaizen, Betano and Stoiximan. We are also live with a number of notable North American operators: Bet MGM, Draft Kings, Caesars, FanDuel, Rush Street Interactive, Golden Nugget and Loto Quebec in Canada.

We have launched our Hybrid Dealer® product which is a new product category for the segment and offers players branded casino and gameshow content without the challenges associated with live-dealer products. This product category was live with BetMGM in 2024, and there is a clear expansion plan as we enter 2025 to roll the product out to an increased number of the Inspired customer base.

Our Interactive products are typically offered to operators on a participation basis, whereby we typically receive a percentage of net gaming revenue generated by the interactive content. For the year ended December 31, 2024, our Interactive segment generated revenue and Adjusted EBITDA of $39.3 million and $25.6 million, respectively, as compared to the year ended December 31, 2023, during which we generated revenue and Adjusted EBITDA of $27.9 million and $15.4 million, respectively. With our participation-driven business model, approximately 100% of revenue for our Interactive segment is recurring in nature and derived under long-term contracts for which our standard term is three years in duration. We have successfully renewed all of our key Interactive contracts expiring over the last three years. EBITDA margins in this segment remain steady and growing due to the low variable costs we expect to incur on incremental revenue, versus our existing base of revenue, but with additional pressures due to new taxes levied in newly regulated markets such as Brazil, where taxes on gross gaming revenue came into force on January 1, 2025 together with withholding taxes on revenue due to licensees being based locally, or in more mature markets such as UK where mandatory levies based on a gross gambling yield (“GGY”) have been introduced as contributions towards the study, prevention and treatment of gambling related harm and/or other measures are to be introduced such as online stake limits.

Leisure Segment

We are a supplier of gaming terminals and amusement machines to the Leisure and Hospitality sectors and are one of the largest operators of “pay to play” gaming terminals and amusement machines in the UK. As of December 31, 2024, we supplied and operated over 10,000 gaming terminals and 3,500 pool tables, prize vending and jukeboxes located in pubs, bingo halls, and adult gaming centers. We also service approximately 2,800 gaming terminals under maintenance only contracts. The increasing majority of gaming terminals we operate are server based, allowing us to distribute content supplied by our “in house” design studios as well as some of the most popular content titles from our strategic partners.

In addition, we also supply and operate approximately 8,000 amusement machines and 1,400 gaming terminals in family entertainment centers and adult gaming centers located in holiday parks, bowling centers and other entertainment venues. These include virtual reality simulators and arcade games, redemption and skill with prize games, basketball, air hockey and cue sports. Commercial arrangements are typically structured as either revenue participation or rental agreements.

Our customers in this segment include large pub operators JD Wetherspoons, Stonegate Pub Company, Greene King, Mitchells and Butler, Whitbread Marstons and Admiral Taverns. In the Bingo sector, we supply gaming terminals and services to Buzz Bingo and Mecca. We supply gaming terminals and services to transport hub operators, Moto and Welcome Break and major airports, including Heathrow. We also operate our own adult gaming centers under the Quicksilver™ brand in Extra Motorway Services. We have joint venture agreements with holiday park operators including Parkdean Resorts, Bourne Leisure (Haven), Butlins and Cove, where we supply machines and trained staff to manage and operate family entertainment centers.

Overall, our Leisure segment had, as of December 31, 2024, an installed base of over 10,000 gaming terminals, which were operated primarily under participation-based contracts. We generate revenue by participating, typically as a function of gross revenue from each machine, in a percentage of volumes generated by these machines. Because we participate in our customers’ revenue under such contracts, we are aligned with our customers in benefiting from the introduction of our new content, which can drive growth in the win per unit per day of our installed base. Additionally, we earn revenue through the sale of units, as well as a fixed daily fee for certain of our installed units. With our participation-driven business model, approximately 97% of revenue for our Leisure segment is recurring in nature and derived under long-term contracts. We installed over six hundred Vantage Cat C cabinets to our Pubs estate during the year and we have successfully renewed or extended contracts with Moto Hospitality, Park Dean Resorts, Buzz Bingo and Mecca Bingo.

For the year ended December 31, 2024, our Leisure segment generated revenue and Adjusted EBITDA of $101.8 million and $23.3 million respectively, as compared to the year ended December 31, 2023, during which we generated revenue and Adjusted EBITDA of $96.3 million and $19.4 million, respectively.

Our Strengths

We believe key factors that give us an advantage in the gaming technology space include:

Established presence across multiple Product Verticals

We have a substantial installed base, including over 32,000 digital terminals in the Gaming segment located across key jurisdictions in the UK, Greece and Italy, with approximately 12,800 terminals installed in UK Licensed Betting Offices and approximately 8,700 terminals installed in Greek venues. In our Leisure segment, we supply and operate an installed base of approximately 11,000 gaming terminals (including approximately 2,800 gaming terminals under maintenance only contracts) and 4,500 pool tables, prize vending and jukeboxes to pubs, bingo halls and adult gaming centers. In addition, we also supply and operate approximately 9,500 amusement machines and 2,200 gaming terminals in family entertainment centers located in holiday parks, bowling centers and other entertainment venues. We have content and products in our Virtual Sports segment, which offers a wide range of sports and numbers games through approximately 32,000 retail venues as well as through various online channels. Our Virtual Sports gaming products are available in approximately 32 gaming jurisdictions worldwide, including the UK, Italy, Greece, Morocco and the U.S., our customers being many of the largest operators of lottery, gaming, and betting operations worldwide. Additionally, our Interactive segment provides a wide range of iGaming content to large operators primarily marketing to customers located in the UK, Italy, Greece and North America, as well as several other regulated countries across Europe through over approximately 250 websites.

Highly Diversified Business Underpinned by Longstanding Customer Relationships

We operate in several business segments and geographic locations that provide a diversified revenue and cash flow stream that has proven to be resilient under various economic environments. While our Gaming segment has represented the largest proportion of our revenue in each of the last three years, our Interactive segment represents substantial growth opportunities in the digital and retail space, which is expected to continue to diversify our business, together with Virtual Sports in Latin America. Additionally, we continue to expand in high growth markets, such as North America, which are expected to drive further geographic diversification across business segments. We have over 700 customers, including major lottery, sports betting and gaming operators (both interactive and location-based) within regulated sectors worldwide. Many of our customer relationships in the UK and European sectors are long-standing and in excess of 10 years. We expect that our diverse customer base will afford us opportunities to sell incremental products to certain of these customers in the future.

Substantial Recurring Revenue Supported by Long-Term Participation-Based Contracts

We believe our robust recurring revenue business model will drive our performance and free cash flow generation. For the year ended December 31, 2024, our recurring revenue, which included revenue generated from participation-based contracts and licensing arrangements, represented 86% of total revenue, as compared to approximately 79% of total revenue for the year ended December 31, 2023. Our content and products, which are provided primarily pursuant to long-term contracts, are essential to generating revenue for our customers and satisfying the demand of our end users. Our long-term contracts typically have an initial duration of three to five years depending on the business segment and the customer and, over the last three years, we have successfully renewed the significant majority of expiring contracts with key customers in our Gaming, Virtual Sports, Interactive and Leisure segments.

Proprietary Technology and Track-Record of Strong Content Development

We are dedicated to being at the forefront of our industry in terms of technology and innovation. We combine complementary expertise in technology and operations, positioning us as a provider of superior content and technical solutions. As of December 31, 2024, we held approximately 25 patents or patent applications and approximately 300 trademarks worldwide. We focus our product development efforts on emerging content and technology trends, utilizing a combination of customer research, design experience and engineering excellence. We are committed to developing innovative products for our customers and are focused on improving player entertainment and customer profitability.

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

Our Interactive business has expanded rapidly, with revenue growing at an approximate compound annual growth rate of 53% on a functional currency at constant rate basis between 2019 and 2024. We believe this growth has been driven, in part, by our content library of over 100 slot games. Many of our recent game launches, including Gold Cash Free Spins™, Big Fishing Fortune™, and the Reel King ® family of games, have been omni-channel, offering a premium player experience across multiple platforms – though, unlike our older games, they originated online and, once proved successful, were migrated to retail platforms.

Our Virtual Sports products offer a wide range of betting markets and what we consider to be superior graphics. Our Virtual Sports revenue has achieved high EBITDA margins, while providing an attractive recurring revenue base.

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

Our multi-channel offerings are well-positioned to benefit from the prevalence of smart phones and tablets and the legalization of online gaming in certain parts of the United States, Canada, Brazil, LATAM more generally and other jurisdictions. Such jurisdictions have provided new growth opportunities for gaming, interactive, sports and lottery operators through the introduction of new channels and portals for delivering games and content to customers. This supplements the existing broad-based online gambling market across Europe. Our multi-channel solutions and customer relationship management capabilities position us to take advantage of new opportunities to extend our gaming solutions across different channels for our customers to reach new players, expand the player demographic base and access players wherever they are whenever they want to play. Our technology extends engagement for existing players and has the capability to reach new player segments. This and other technology help position us for future online real-money gaming opportunities by offering play-for-fun online gaming options in jurisdictions where online real-money gaming may be legalized in the future.

Government initiatives, such as the legalization of casino operations in new jurisdictions, increases in the number of casinos allowed to operate in a given jurisdiction and the legalization of new products, have helped stimulate growth in the gaming market. In the United States, legislative change has led to an increase in the legalization of sports betting or online gaming As of December 31, 2024 online casinos are legal in eight (8) states after Rhode Island went live on March 5, 2024 and several other states have proposed bills for regulation.

Experienced Management Team

Our seasoned management team is led by our Executive Chairman, Lorne Weil, who is known as a gaming industry innovator and whose past leadership includes growing a diversified global gaming technology company both organically and through extensive acquisitions and joint ventures further bolstering the business. In addition to Mr. Weil, who is our principal executive officer, our management team includes Brooks H. Pierce, our President and Chief Executive Officer; James Richardson, our Chief Financial Officer; and Simona Camilleri, our Executive Vice President and General Counsel. The current structure replaces our prior Office of the Executive Chairman. Our management team has broad and deep experience in the gaming industry, working with lotteries, casino operators, betting and gaming platforms, content suppliers and online operators. The members of the management team between them have decades of experience in the gaming industry, including relationships with suppliers and customers around the world, helping them build and sustain revenue growth and achieve strategic objectives.

Our Strategy

We seek to deliver innovative and differentiated products that provide value to our customers and exciting experiences to their players in multiple jurisdictions throughout the world while achieving long-term growth in revenue, profit and cash flow. We place great emphasis on developing creative and wide-ranging solutions, in terms of digital content and play that deliver and sustain superior performance through operators across online, mobile and location-based channels. Our technology often allows us to update our games and operating software remotely, keeping pace with evolving customer and regulatory requirements affecting game software, security, features, reporting, interoperability and in-built technology. We seek to achieve these goals as we:

Extend our positions in each of the sectors in which we operate by developing new content and products which can often be utilized across multiple distribution channels.

We continually invest in new content and product development and delivery channels in each of the business segments in which we operate, believing these to benefit our existing and prospective customers. Our approach seeks to distribute our content across a wide range of channels, sectors, protocols and regulatory standards, on a cost-efficient basis. We have continued to focus on channels where we believe there is considerable growth available – especially in our digital businesses. We believe our technological approach allows us to quickly adapt to changes in player preferences and trends, and to comply with applicable laws.

Continue to invest in content, technology and delivery channels in order to grow our existing customers’ revenue and penetrate new customers in our existing markets.

Over the last few years, a substantial portion of our annual revenue has been recurring and based on long-term contracts with customers, where our revenue typically grows in line with the growth of our customers’ gaming revenue from our content and products. We seek to work closely with our customers to assist in the optimization of their operations so they can achieve growth in their revenue generated by our content and products, which we believe is to our benefit. Accordingly, we continually invest in new content and technology offerings that permit our customers to keep their offerings fresh, offering their players new forms of entertainment. As our content demonstrates successful commercial results, we seek to place it with additional customers who may recognize its value and performance. We believe content development is a key aspect of our overall strategy and we intend to continue this strategic priority for each of the business segments in which we operate.

Add new customers, or extend our collaboration with existing customers, by expanding into new markets.

We believe our historical growth has been driven by our entry into new geographies and supplemented by increasing our share in existing markets. We expect to continue to focus on North and South American markets in the Gaming, Virtual Sports, Lottery and Interactive segments where room for such expansion may exist and where regulations allow. We believe North America is a valuable gaming market in which we currently have more limited participation and a lower market share, but where we expect our products can be positioned for future success. Effective January 1, 2025, Brazil has launched its newly regulated market and we believe that we are well-positioned to continue to pursue our strategy there including the roll out of localized content offerings in Hybrid Dealer, Interactive and Virtual Sports segments in Brazil, and other segments should these become regulated. We also believe there may be further growth opportunities in Latin America which will be available to us in the future, as new regulations permit.

Pursue targeted mergers and acquisitions to expand our product portfolio and distribution footprint.

In addition to growing our business organically, we have pursued, and continue to pursue, merger and acquisition opportunities that we believe will help strengthen and scale our operations and take further advantage of our competitive position. Our management team shares a combination of operating, investing, financial and transactional experience that we believe will serve the Company well as it seeks to identify opportunities for value-adding acquisitions to negotiate and close on potential acquisition transactions.

Industry Overview

We operate within the global gaming and lottery industry. Global gaming and lottery growth has been resilient in the face of economic cycles over the last decade. According to the H2 Database, the global gaming and lottery industry has grown at an estimated 4% compounded annual growth rate from 2014 to 2024.

During this period, the digital online and mobile gaming and lottery sectors have grown at a faster pace than the industry as a whole. According to the H2 Database, these industry sectors have grown at an estimated 17% compounded annual growth rate from 2014 to 2024, driven by rapid growth in the deployment of digital games and technologies, including many of our products, into land-based venues in the primary sectors in which we operate, where regulators have supported the transition to digital, online and retail channels. According to the H2 Database, the total global gaming and lottery industry is projected to grow an average of 6% per year from 2024 to 2029 driven by the projected growth in mobile and online gaming.

As a gaming and lottery business-to-business supplier focused on digital products and technologies, we believe we are well positioned to benefit from the broader global digital and mobile trends further described below.

Influencers of Digital Adoption

We believe the digital segment of the global gaming and lottery industry will continue to grow, including as a result of the following factors:

Governments: Opening of new gaming territories. Many national and state governments operating in developed economies in Europe, LATAM and North America are suffering from structural funding deficits in a post – COVID environment or dealing with a large influx of unregulated gaming offerings usually offered through offshore and remote means. The regulation and taxation of gaming and lottery may be relied upon to raise new sources of revenue for these governments. In some cases, liberalization may favor buildouts of large new destination resort casinos, but in others, regulation may rather focus on smaller distributed gaming (“EDGE”) venues with lottery, gaming and sports betting, combined with remote gaming.

Digital Multi-Channel Offerings: Replacement of legacy analog machines with larger volume of smart digital devices, both interactive and location based. As existing gaming sectors mature, governments and regulatory authorities have implemented regulations to upgrade the established terminal base to digital operation.

Smartphones and Mobile Devices: Rapid adoption of gaming and lottery applications on growing volume focus on smaller distributed gaming (“EDGE”) venues with lottery, gaming and sports betting, combined with online or mobile gaming and betting.

In certain sectors, mobile play on sports betting and gaming now exceeds such play on personal computers. According to the H2 Database, mobile gaming revenue in such sectors exhibited a 27.0% compound annual growth rate between 2010 and 2021. Mobile gaming and lottery are now expanding in other sectors, and mobile play has recently been approved in other sectors for gaming or lottery.

We believe there are significant benefits for our customers in adopting digitally networked gaming and lottery technologies. We believe our digitally-enabled products allow operators to remotely manage their operations with minimal disruption to their businesses. The system centralization enabled by digital operations offers flexibility to rotate or change games, tailor game availability to time-of-day, target specific player demographics and take advantage of seasonal and themed marketing opportunities. New games often can be phased in without the interim revenue declines often associated with replacing games on traditional lottery terminals or slot machines. In addition, digital operations permit more games per terminal, enabling operators to test new games and new suppliers, seek to appeal to a broader base of players with minimal cost or risk, commission games from third-party suppliers on an open game interface and reduce procurement risk. Moreover, digital operations can significantly reduce the need for on-site repairs, improve terminal up-time and should extend terminal life cycles as well as the time period over which capital costs can be depreciated.

Regulatory Framework

We conduct business in a number of different jurisdictions, of which Great Britain, Italy and Greece have historically contributed the most significant recurring revenue. The gaming regulator responsible for our activities in Great Britain is the Gambling Commission. In Italy, the operation of gaming machines and remote gaming is regulated by L’Agenzia delle dogane e dei Monopoli (“ADM”). In Greece, the operation of gaming machines and remote gaming is regulated by the Hellenic Gaming Commission. In addition, we are licensed or certified (as applicable) in a number of other jurisdictions by regulators such as the Malta Gaming Authority, His Majesty’s Government Gibraltar, the Alderney Gambling Control Commission, the Belgian Kansspel Commissie, Romania – Oficiul National pentru Jocuri de Noroc, Autorité Des Marchés Financiers (Quebec), Nova Scotia Alcohol, Gaming, Fuel and Tomabbo Division, Saskatchewan Liquor and Gaming Authority, Alcohol and Gaming Commission (Ontario), Ministerio de Comercio Exterior y Turismo (MINCETEUR) in Peru and state regulators in various jurisdictions in North America such as New Jersey, Pennsylvania, Michigan, Illinois and others.

Great Britain

In the British sector, we supply and distribute Category B3 gaming machines (with maximum betting stakes for players of £2), Category C gaming machines, Category D gaming machines and ETG machines to third parties who are licensed to operate such machines in bricks-and-mortar premises. In addition, we operate a number of Adult Entertainment Centers. We also supply virtual sports software to local retail venues and to online operators who are licensed to target the British sector. We also supply our Interactive product to remote operators who are licensed to target the British sector. The provision of our products and services in relation to the British sector is authorized by a multi-category operating license issued by the UK Gambling Commission, namely remote and non-remote Gaming Machine Technical (Full) operating licenses, a remote casino operating license, a remote and non-remote gambling software license and a remote general betting standard (virtual events) license gaming machine general adult gaming center license and a gaming machine general family entertainment center license.

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

The holder of a British gambling operating license is subject to a variety of ongoing regulatory requirements, including, but not limited to, the following:

●	Shareholder disclosure: An entity holding a gambling license must notify the Gambling Commission of the identity of any shareholder holding 3% or more of the equity or voting rights in the entity (whether held or controlled either directly or indirectly).

●	Change of corporate control: Whenever a new person becomes a “controller” (as defined in section 422 of the Financial Services and Markets Act 2000) of a company limited by shares that holds a gambling operating license, the licensed entity must apply to the Gambling Commission for permission to continue to rely on its operating license in light of the new controller. A new controller includes any person who holds or controls (directly or indirectly, including ultimate beneficial owners who hold their interest through a chain of ownership) 10% or more of the equity or voting rights in the licensed entity (or who is otherwise able to exercise “significant influence” over it). The Gambling Commission must be supplied with specified information regarding the new controller (which, in the case of an individual, includes detailed personal disclosure) and this information will be reviewed by the Gambling Commission to assess the suitability of the new controller to be associated with a licensed entity. If the Gambling Commission concludes that it would not have issued the operating license to the licensed entity had the new controller been a controller when the application for the operating license was made, the Gambling Commission is required to revoke the operating license. It is possible to apply for approval in advance from the Gambling Commission prior to becoming a new controller of a licensed entity.

●	Compliance with the License Conditions and Codes of Practice (LCCP): The LCCP is a suite of license conditions and code provisions which attach to operating licenses issued by the Gambling Commission. The provision of gambling facilities in breach of a license condition is an offense under the GA05. Certain specified “Social Responsibility” code provisions are accorded the same weight as license conditions in this regard (whereas breach of an “ordinary” code provision is not an offense in itself, but may be evidence of unsuitability to continue to hold a gambling license). The LCCP imposes numerous operational requirements on licensees, including compliance with the Gambling Commission’s Remote Gambling and Software Technical Standards, segregation of customer funds, the implementation of a variety of social responsibility tools (such as self-exclusion), anti-money laundering measures, age verification of customers and a host of consumer protection measures. The Gambling Commission regularly reviews and revises the LCCP with the most recent proposals expected to come into effect on 28 February 2025 (Financial vulnerability checks) and 1 May 2025 (Improving customer choice on direct marketing).

●	Regulatory returns and reporting of key events: The LCCP requires licensees to submit quarterly returns to the Gambling Commission detailing prescribed operational data to ensure licensees are within correct fee categories and also to provide vital information regarding the UK market to enable the UK Gambling Commission to regulate effectively and publish industry statistics. Licensees are also required to notify the Gambling Commission as soon as practicable and in any event within 5 working days of becoming aware of the occurrence of certain specified “key events” which, in summary, are events which could have a significant impact on the nature or structure of the licensee’s business. Licensees are also required to notify suspicion of offenses and suspicious gambling activity.

●	Personal licenses: Key management personnel are required to maintain personal licenses authorizing them to discharge certain responsibilities on behalf of the operator. These personal licenses are subject to renewal every five years. Personal licenses are subject to compliance with certain license conditions.

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

Italian Betting and Gaming Laws and Regulations. Operators of betting premises offering VLTs (including the entities managing the networks connecting such VLTs to ADM servers), and operators of betting premises or online platforms offering Virtual Sports products, must hold an Italian gaming license while operators of gaming halls where VLTs are located operate do not need a gaming license. No gaming license is required in order to supply VLTs or Virtual Sports products to such operators. Such VLT platforms, machines and games, and Virtual Sports platforms and games, must be certified and approved by either SOGEI, an entity controlled by the Italian Ministry of Finance and authorized to conduct such certifications or testing labs accredited with ADM. Such certifications and approvals must be obtained by such operators, rather than the suppliers of such VLT platforms, machines and games, and Virtual Sports platforms and games.

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

Gaming Regulation and Changes in Ownership

In a number of the jurisdictions in which we are subject to gaming regulations, regulators require us to keep them informed as to our ownership structure and composition and, to varying extents and in various circumstances, require us to disclose certain information regarding the persons who directly or indirectly hold our shares. Depending on the regulator, we may need to provide such information not only when we first seek licenses or certifications, but also when material changes (measured at different levels) occur in the ownership of our shares. As a result, material changes in our shareholdings may be subject to special procedures or consents in order to ensure the continuation and confirmation of our gaming licenses and certifications.

If one or more gaming authorities were to find that an officer, director, or key employee fails to qualify or is unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever all relationships with such person. Gaming authorities may also require us to terminate the employment of any person who refuses to file appropriate applications.

In many jurisdictions, certain of our stockholders may be required to undergo a suitability investigation similar to that described above. Many jurisdictions require any person who acquires beneficial ownership of more than a certain percentage of our voting securities, typically 5%, to report the acquisition to gaming authorities, and may be required to apply for qualification or a finding of suitability. Most gaming authorities, however, allow an “institutional investor” to apply for a waiver.

Content Development

We continually invest in new product development in each of our Gaming, Virtual Sports, Interactive and Leisure business segments. Inspired has a full stack game development structure, combining its proprietary technology frameworks together with some of the industry’s best math, art, creative and production personnel spread across 3 game studios (Inspired, Astra and Bell Fruit). We release over 100 games each year onto our own priority gaming system, Interactive Remote Gaming Server (“RGS”) and to our G2S clients around the world in markets such as North America, UK, Brazil, Greece, Spain, Belgium, Italy, Sweden and more. Whilst many of our game launches are omni-channel, we have a focus on building the right game for the right market and take pride in tweaking modifying the math and themes for the target player. In Virtual Sports, we combine graphical assets betting market mathematics, proprietary scheduling software allowing us to generate virtual sports markets and results for all our B2B customers. In addition, our VPP (Virtuals Plug and Play) product range leverages our award winning Virtuals assets, along with our RGS (remote gaming server) to produce our “Virtuals Sportsbook in a box product”. VPP allows our customers to operate our Virtuals Sports products without their own sportsbook. We account for our development costs as software development costs, and these are typically amortized over a two-year period.

Suppliers

Our principal supply arrangements concern the supply of our terminals, terminals components, content provision, license holders (branded properties), and outsourced labor. We work closely with our key suppliers to ensure a high level of quality of goods and services is obtained and have worked with many of these suppliers for many years. We have achieved significant cost savings through centralization of purchases.

Customers

Our customer base includes regulated operators of lotteries, licensed sports bookmakers, operators of licensed betting offices, gaming and bingo halls, casinos, pubs, adult gaming centers, holiday parks and regulated online operators. We typically implement design and content variations to customize their terminals and player experiences. Our license agreements with customers for the provision of machines, content and Virtual Sports products include provisions to protect our intellectual property rights in our games and other content.

Customer Contracts – Gaming

Our contracts in the Gaming segment involve supplying gaming terminals and licensing gaming software and games for use and operation in conjunction with the terminals. We supply the terminals on an exclusive or non-exclusive basis on a per customer or per location basis. Under these contracts, we have general obligations to deliver, install, upgrade and service the terminals and software. The contracts may be terminated early in various circumstances such as if we fail to meet performance targets in servicing the machines.

Under some contracts, we receive an upfront fee for the provision of the terminals but more typically generate revenue as a percentage of income generated on terminals. With our participation-driven business model, approximately 94% of service revenue (excluding VAT related income) for our Gaming segment is recurring in nature and derived under long-term contracts that are typically between three and five years (although may be shorter for contract extensions). Major contracts have been renewed over the past three (3) years.

Customer Contracts – Virtual Sports

Our contracts in the Virtual Sports segment typically involve the supply of licenses to operators to make available, either via online or retail channels, virtual sporting events such as horse racing, soccer, football, darts, cricket, or basketball, and to enable end-users to place bets on these events. These are typically one-time non-exclusive licenses specific to the virtual sporting event. We may agree to customize and brand the virtual sporting events for the operator or to provide language variations of the event. The contracts may be terminated early in various circumstances, including, for example, if the operator fails to pay an invoice within 60 days of receipt.

Our Virtual Sports products are typically offered to operators on a participation basis, whereby we receive a royalty for a portion of the gaming revenue generated, plus an upfront software license fee and a hosting fee. With our participation-driven business model, our Virtual Sports segment produces approximately 99% of total revenue on a recurring basis under long-term contracts that average three to four years when entered into and we have historically had a 100% renewal rate over the last three years for contracts that expired.

Customer Contracts – Interactive

Our contracts in the Interactive segment vary but generally involve the provision of a limited, non-exclusive, non-transferable, revocable license to operators to display certain slot and casino content on which online bets are placed or to make our games available for play by end-users of an operator’s online gaming business operations. A number of contracts have been concluded with aggregator platforms to ensure wider distribution via the platform customers and a single integration, The contracts may be terminated early in various circumstances, including material breach or inability to operate due to a change in regulatory status.

Our Interactive products are typically offered to operators or platforms on a participation basis, whereby we receive a percentage of percentage of net gaming revenue generated by reference to amount wagered on our content less winnings, agreed bonus deductions utilized in promoting our content on the relevant platform, and any applicable gaming taxes. With our participation-driven business model, approximately 100% of revenue for our Interactive segment is recurring in nature and derived under long-term contracts that averaged three years. Over the last three years, we have renewed approximately 100% of these contracts for those customers that have continued to trade.

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

As of December 31, 2024, we had approximately 1,600 employees, approximately 1,420 of whom were full-time. Of those employees, approximately 470 were dedicated to delivering our digital gaming platforms, content and hardware and approximately 920 of our employees were involved in UK field operations. Our management, sales and administration teams accounted for approximately 240 employees.

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

We also hold certain patents, trademarks, design rights and other intellectual property rights in respect of our products, systems, web domains, and other intellectual property in Brazil, Canada, the U.S. and Europe. As of December 31, 2024, we held approximately 25 patents and approximately 300 trademarks worldwide. We also rely on certain products and technologies that we license from third parties. Proprietary licenses typically limit our use of intellectual property to specific uses and for specific time periods.

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to the following:

●	We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting, which we are in the process of remediating. Failure to remediate these material weaknesses or any other material weaknesses that we identify in the future could result in material misstatements in our financial statements.

●	Particularly in our Virtuals business, we rely on a relatively small number of customers for a significant portion of our sales, and the loss of, or material reduction in, sales to any of our top customers could have an adverse effect on our business, results of operations, financial condition and prospects.

●	We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.

●	We operate in a highly competitive industry and our success depends upon our ability to effectively compete with numerous worldwide businesses.

●	One of the major risks to our business is the use of Artificial Intelligence (“AI”) by malicious actors. AI-powered bots can imitate human players in online gambling platforms, potentially undermining the fairness and integrity of games. These bots can be programmed to try and exploit vulnerabilities in a gambling platform’s security infrastructure, can launch advanced phishing attacks, malware, and ransomware, and pose a significant threat to the security of online gambling platforms. These attacks can lead to substantial financial losses, compromise game, financial or user data, and damage the company’s reputation.

●	Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties.

●	Our results of operations fluctuate due to seasonality and other factors and, therefore, our periodic operating results are not guarantees of future performance.

●	Our industry is subject to strict government regulations that could limit our existing operations and have a negative impact on our ability to grow. A majority of our income is generated through the licensing and supply of software and technology to B2C operators. Our business is therefore highly dependent on the laws and regulations relating to the supply of gaming services, which laws and regulations are complex and inconsistent across jurisdictions and are subject to change.

●	Our industry is subject to regulations that set parameters for levels of gaming or wagering duty, tax, stake, prize and return to player.

●	Our ability to provide our software to gaming operators depends upon the integrity, reliability and operational performance of our systems, games and products.

●	Because tax laws and regulations are subject to interpretation and uncertainty, tax payments may ultimately differ from amounts currently recorded by us. Our operations in non-European markets means withholding taxes are payable on royalty, interest and/or dividend which may impact cash flow and/or profitability;

●	We may be adversely affected by disruptions to our transaction gaming and lottery systems, as well as disruptions to our internal enterprise and information technology systems.

●	Our directors and key personnel are subject to the approval of certain regulatory authorities, which, if withheld, would require us to sever our relationship with non-approved individuals, which could adversely impact our operations.

●	Licensing and gaming authorities have significant control over our operations and ownership and could cause us to redeem certain stockholders on potentially disadvantageous terms.

●	Certain of our executive officers and directors could be affiliated with entities engaged in business activities similar to those conducted by us in the future and, accordingly, may have conflicts of interest in determining whether a particular business opportunity should be presented to us or to another entity.

●	Licensing and gaming authorities have significant control over our operations and ownership and could cause us to redeem certain stockholders on potentially disadvantageous terms.

●	We have operations and assets in a variety of countries, which subjects us to additional geopolitical risks.

●	Our business is capital intensive and our ability to retain customers may be influenced by our ability to deploy additional capital.

●	We may be unable to develop sufficient new products and product lines and integrate them into our existing business, which may adversely affect our ability to compete; our expansion into new sectors may present competitive and regulatory challenges that differ from current ones.

●	We may be required to recognize impairment charges related to goodwill, identified intangible assets and property and equipment or to take write-downs or write-offs, restructuring or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could have an adverse effect on the Company’s net assets.

●	Volatility or disruption in the financial markets could materially adversely affect our business and the trading price of our common stock.

●	Global economic conditions could have an adverse effect on our business, operating results and financial condition.

Risks Relating to Our Business and Industry

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting which we are working to remediate. Failure to remediate these material weaknesses or any other material weaknesses that we identify in the future could result in material misstatements in our financial statements.

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

Particularly in our Virtuals business, we rely on a relatively small number of customers for a significant portion of our sales, and the loss of, or material reduction in, sales to any of our top customers could have an adverse effect on our business, results of operations, financial condition and prospects.

Certain key customers, including certain UK, Italian and Greek gaming terminal customers and certain Virtual Sports customers, make a significant contribution to our revenue and profitability. Our top ten customers generated approximately 49% of total revenue, however, no customers generated more than 10% of total revenue in the year ended December 31, 2024. We expect that these customers will continue to represent a significant portion of our sales in the future. However, the loss of any of our top customers, whether through contract expiry and non-renewal, breach of contract or other adverse factors could materially adversely affect our revenue or return on capital and leave us with surplus terminals. Moreover, if any of these customers experience reduced revenue, such reduction could adversely affect any revenue-sharing arrangements we have with those customers, reduce our own revenue and adversely affect our financial results.

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

Inflationary pressures, shortages in the labor market, and increased competition within and outside our industry for talented employees have increased our labor costs, which could negatively impact our profitability. Labor shortages or lack of skilled labor, and current UK policy have led to increases in costs to meet demand as we roll out incremental programs to attract and retain talent. Further taxes may be introduced in the UK which may further increase labor costs. Labor shortages may also negatively impact us from servicing all demand that exists for our products or operating our service operations and manufacturing facilities efficiently.

We operate in a highly competitive industry and our success depends upon our ability to effectively compete with numerous worldwide businesses.

We face competition from a number of businesses, including worldwide businesses, many of which have substantially greater financial resources and operating scale than we do, or which may operate in countries which have lower labor costs. Such competition could adversely affect our ability to win new contracts and sales and renew existing contracts. We operate in a period of intense price-based competition in some key sectors, which could affect the profitability of the contracts and sales we do win.

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

We are heavily dependent on our ability to renew our long-term contracts with our customers and we could lose substantial revenue if we are unable to renew certain of these contracts, or to renew them on substantially similar terms.

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

We could lose substantial revenue due to introduction or increase of gaming taxes, levies, withholding taxes and other local taxes.

Changes in applicable gambling regulations or taxation regimes may affect the revenue or profits generated by the contracts we enter into with our customers. Many of the contracts we have with our customers are on revenue-sharing (net of gaming taxes) terms, and therefore changes which adversely affect our customers are likely to adversely affect us. In addition, any such changes may cause our customers to seek to renegotiate their contracts, may alter the terms on which such customers are prepared to renew their contracts and may affect their ability or willingness to renew their contracts. Finally, revenues generated in third party countries (i.e. outside of the EU or the UK) often attract withholding and/or other local sales taxes which, even if recoverable, may impact short-term cashflow. Mandatory levies are and can be introduced in certain places, such as the UK, to fund research into the prevention, treatment, and prevention of gambling related harm.

Our ability to bid on new contracts may be dependent upon our ability to fund any required up-front capital expenditures through our cash from operations, the incurrence of indebtedness or the raising of additional equity capital.

Our Gaming and Leisure terminal contracts in the UK, Italy and Greece often require significant up-front capital expenditures for terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. Historically, we have funded these up-front costs through cash flows generated from operations and external borrowings. Our ability to continue to procure new contracts, including in new jurisdictions, will depend upon, among other things, our liquidity levels at the time or our ability to obtain additional debt or equity funding at commercially acceptable terms to finance the initial up-front costs. If we do not have adequate liquidity or are unable to obtain other funding for these up-front costs on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have an adverse effect on our ability to retain existing contracts and therefore on future profitability. Certain contracts within the Leisure business segment also require injections of capital during the term for new or replacement hardware.

Our business depends on our ability to prevent or mitigate the effects of a cybersecurity attack.

Our information technology may be subject to cyber-attacks, security breaches or computer hacking, including a widespread ransomware attack encrypting corporate IT equipment, a directed motivated attack against us or a data breach or cyber incident happening to a third-party network and affecting us. Regardless of our efforts, there may still be a breach and the costs to eliminate, mitigate or address the aforementioned threats and vulnerabilities before or after a cyber incident could be significant. Any such breaches or attacks could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about the Company, our business partners or other third parties could expose us to significant potential liability and reputational harm. We could also be negatively impacted by existing and proposed laws and regulations, and government policies and practices related to cybersecurity, data privacy, data localization and data protection. The risk of cyber attacks may also increase owing to current trends worldwide.

On November 8, 2023, we detected a ransomware attack on our information technology (“IT”) systems. The attack impacted and disrupted certain of the Company’s corporate IT systems but did not impact any product systems. As part of its cyber security, by design and physical separation, the product systems were separated from the corporate systems and therefore protected from attack. On November 15, 2023, the company also became aware that Company data (including in the form of personal data) had been exfiltrated. The Company has continued to work to improve its defences against cybersecurity incidents, its educational programs for its employees and consultants in this area, and to comply with all recommendations from the Information Commissioners Office.

Although we continually take significant steps to mitigate cybersecurity risk across a range of functions, such measures can never eliminate the risk entirely or provide absolute security, and the Company has experienced and expects to continue to experience attempts at cyberattacks on its information systems. While there have not been cybersecurity incidents or vulnerabilities that have had a material adverse effect on the company, there is no assurance that there will not be cybersecurity incidents or vulnerabilities that will have a material adverse effect in the future.

One of the major risks to our business is the use of AI by malicious actors. AI-powered bots can imitate human players in online gambling platforms, potentially undermining the fairness and integrity of games. These bots can be programmed to try and exploit vulnerabilities in a gambling platform’s security infrastructure, can launch advanced phishing attacks, malware, and ransomware, imitate human players in online gambling platforms, potentially undermining the fairness and integrity of games, and pose a significant threat to the security of online gambling platforms. These attacks can lead to substantial financial losses, compromise game, financial or user data, and damage the company’s reputation.

Detecting fraudulent or malicious activity can be difficult. Although we have implemented measures intended to detect and reduce the occurrence of fraudulent activities, including click fraud, we cannot guarantee that we will be fully successful in doing so. If we fail to detect or prevent fraudulent or other malicious activity, it may result in dissuading sellers and customers alike from engaging with our products and services. Any actual or alleged future fraudulent activity may damage our reputation, or diminish the value of our brand name, either of which could adversely impact our business, results of operations and financial condition.

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

There can be no assurance that we will be able to protect our intellectual property. We enter into confidentiality and license agreements with our employees, vendors, consultants and, to the extent legally permissible, our customers, and generally control access to, and the distribution of, our game designs, systems and other software documentation and other proprietary information, as well as the designs, systems and other software documentation and other information we license from others. Despite our effort to protect these proprietary rights, parties may try to copy our gaming products, business models or systems, use certain of our confidential information to develop competing products, or independently develop or otherwise obtain and use our gaming products or technology, any of which could have an adverse effect on our business. Policing unauthorized use of our technology is difficult and expensive, particularly because of the global nature of our operations. The laws of some countries may not adequately protect our intellectual property.

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

The GDPR also prohibits the international transfer of personal data from the EEA/UK to countries outside of the EEA/UK unless made to a country deemed to have adequate data privacy laws by the European Commission or UK Government or a data transfer mechanism has been put in place. In July 2020, the Court of Justice of the European Union (“CJEU”) in its Schrems II ruling invalidated the EU-US Privacy Shield framework, a self-certification mechanism that facilitated the lawful transfer of personal data from the EEA/UK to the U.S., with immediate effect. The CJEU upheld the validity of standard contractual clauses (“SCCs”) as a legal mechanism to transfer personal data but companies relying on SCCs will need to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EU. This may have implications for our cross-border data flows and may result in compliance costs.

In addition, Brexit has implications for transfers of personal data between the UK and the EU and vice versa. Transfers of personal data from the UK to the EU are unrestricted and do not require additional safeguards as the UK has approved the adequacy of the EU and all 12 nations deemed adequate by the EU. As regards transfers of personal data from the EEA to the UK, under the terms of the Trade and Cooperation Agreement agreed between the EU and UK on December 24, 2020, such data flows remain unrestricted as the European Commission granted the UK an “adequacy decision” meaning transfers of personal data from the EEA to the UK may continue unrestricted and would not require any additional safeguards. We are also required to sign up to standard contractual clauses for protection of customer data in third countries, and to comply with local data protection requirements in places where the end users of our companies are established, as for example, Brazil.

Compliance with the GDPR in each required jurisdiction incurs compliance and operational costs. In addition, a data supervisory authority may find our data processing practices and compliance steps to be inconsistent with the GDPR’s application in their respective jurisdiction. Data supervisory authorities also have the power to issue fines for non-compliance of the GDPR of up to 4% of an organization’s annual worldwide turnover or €20m (£17.5 million under the UK GDPR), whichever is higher. Data subjects also have a right to compensation as a result of an organization’s breach of the GDPR that has affected them, for financial or non-financial losses (e.g., distress).

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

We supply certain of our products to operators of gaming websites as well as to aggregators that provide content to other gaming operators utilizing the internet to offer services. Despite warranties from counterparties in our contracts, there is some risk that our products may be used by platforms or by customers who may take bets from customers in jurisdictions where no gaming laws or regulations exist or even where the provision of online gaming is ineffectively regulated. Although the Company seeks to ensure that its content is available through operators where online gaming is legal, if claims are made that any of those operators or software platforms are not operating solely in jurisdictions where gaming is legal, the operators may be subjected to investigation or enforcement action by regulatory authorities. An adverse determination could result in the operator being subject to penalties ranging from special conditions being applied to its licenses, license suspension, license loss, or the operator otherwise withdrawing from or curtailing its activities in its sector or being subjected to fines, penalties or other legal consequences. Any such developments could adversely affect such operator’s revenue and have adverse effects on the Company, including loss of earnings from such operators or platforms, or the Company’s ability to operate in such jurisdiction or in other jurisdictions. The Company may also itself be subject to investigations or enforcement action (if and to the extent that local laws or the laws of other jurisdictions in which the Company operates impose liability on suppliers for the activities of the customers that they supply or for receiving funds that are deemed to be illegal because of such activities). Although we attempt to protect ourselves against any such liability for the activities of the operators that we supply, including by contractually requiring those operators to operate in accordance with all applicable laws, not to operate in certain territories and only supplying operators whose activities have been reviewed to ascertain compliance with the requisite standards of regulatory and legal compliance, nonetheless, there is a risk that we may fail to undertake sufficient due diligence, or fail to receive accurate information on which to conduct due diligence. There is also a risk that there is a change in the operations by such operators, and a risk of lack of appropriate oversight by aggregator platforms. Our good relationships with gaming regulators, and our compliance with gaming laws and regulations is critical to our business. Any determination that we have, directly or indirectly, been engaged in unlawful activity relating to gaming may adversely affect our standing with gaming regulators, and our ability to obtain and retain required licenses and other approvals in such jurisdiction or other jurisdictions.

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

Some jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage, typically 5%, of equity securities of licensed or regulated businesses. The failure of beneficial owners of our common stock to submit to such background checks and provide required disclosure could jeopardize our business. In light of these regulations and the potential impact on our business, our second amended and restated certificate of incorporation provides for the prohibition of stock ownership by persons or entities who fail to comply with informational or other regulatory requirements under applicable gaming law, who are found unsuitable to hold our stock by gaming authorities or whose stock ownership adversely affects our ability to obtain, maintain, renew or qualify for a license, contract, franchise or other regulatory approval from a gaming authority. The licensing procedures and background investigations of the authorities that regulate our businesses and the proposed amendment may inhibit potential investors from becoming significant stockholders or inhibit existing stockholders from retaining or increasing their ownership.

We may be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or any of our subsidiaries, we:

(i)	pay that person any dividend or interest upon our voting securities,
(ii)	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person,
(iii)	pay remuneration in any form to that person for services rendered or otherwise, or
(iv)	fail to pursue all lawful efforts to require such unsuitable person to relinquish voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

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

We are subject to the provisions of the UK Bribery Act 2010, the U.S. Foreign Corrupt Practices Act and other anti-corruption laws. The UK Bribery Act generally prohibits giving a financial or other advantage to another person with the intention of inducing that person to improperly perform a relevant function or activity. The U.S. Foreign Corrupt Practices Act generally prohibits U.S. persons and companies and their agents from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Certain of these anti-corruption laws also contain provisions that require accurate record keeping and further require companies to devise and maintain an adequate system of internal accounting controls. Because a significant percentage of our revenue derives from foreign sources, and our business activities involve continuing relationships with governmental regulators, there exists a risk that certain provisions of these anti-corruption laws may be breached. We are also subject to anti-money laundering and anti-terrorist financing laws and regulations, and to economic and trade sanctions programs administered by the Office of Foreign Assets Control (OFAC) in the U.S. relating to our ability to engage in transactions with entities that are domiciled in countries or territories subject to comprehensive OFAC trade sanctions (currently, Cuba, Iran, North Korea, Syria, and Crimea), or that are included on OFAC’s list of Specially Designated Nationals and Blocked Persons. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective or an employee or intermediary fails to comply with the applicable regulations, we may be subject to criminal and civil sanctions as well as other penalties. Any such violation could disrupt our business and adversely affect our reputation, results of operations, cash flows and financial condition.

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

Our industry is subject to regulations that set parameters for levels of gaming or wagering duty, tax, stakes, prize, technology certifications and return to player percentages.

In most jurisdictions in which we operate or expect to seek to operate, the level of duty or taxation, the stakes, prizes and return to player percentages of wagering, betting and lottery games and the speed at which players can participate in gaming, or technology certifications are, or may be, defined by government regulations, according to each jurisdiction and remain subject to change. Those regulations may also affect the premises in which gaming activities may take place (i.e., by limiting the number of gaming machines which may be housed in a licensed gaming location, or by restricting the locations in which licensed gaming premises may be situated). Once authorized, such parameters are subject to extensive and evolving governmental regulation. Moreover, such gaming regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex gaming parameters in the jurisdictions in which we are licensed. If a key parameter is changed, such as the level of taxation or duty or the maximum stake or prize or return to player of a game, then it may be to the detriment of our business, financial condition, results and prospects or we may be unable to distribute our products profitably.

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

We are subject to income taxes as well as non-income based taxes, in both the U.S. and numerous foreign jurisdictions. The determination of the Company’s worldwide provision for income taxes and other tax liabilities requires judgment and is based on diverse legislative and regulatory structures that exist in the various jurisdictions where the company operates. The ultimate tax outcome may differ from the amounts recorded in the Company’s financial statements and may adversely affect the Company’s financial results for the period when such determination is made. Tax authorities may disagree with certain positions we have taken and assess additional taxes via tax audit. We work with local tax experts to support our tax provisions in line with our tax strategy. However, there can be no assurance that we will not be subject to challenge and the future outcome of any potential audits could adversely affect our results of operations, financial condition and cash flows.

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

We are a global business and derived substantially all of our revenue outside the U.S. during the year ended December 31, 2024. In the year ended December 31, 2024, we earned approximately 73% of our revenue from our operations in the UK, 7% of our revenue from our operations in Greece, and 20% of our revenue from our operations in the rest of the world. Our business in foreign markets subjects us to risks customarily associated with such operations, including:

●	foreign withholding taxes on, or bank regulatory restrictions on expatriating, our subsidiaries’ earnings that could reduce cash flow available to meet our required debt service and other obligations;

●	the complexity of foreign laws, regulations and markets;

●	the impact of foreign labor laws and disputes;

●	potential risks relating to our ability to manage our foreign operations, monitor our customers’ activities or our partners’ activities which may subject us to risks involving such other entities’ financial condition or to inconsistent interests or goals;

●	gaming tax increases;

●	other economic, tax and regulatory policies of foreign governments; and

●	the ability to attract and retain key personnel in foreign jurisdictions.

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

As of December 31, 2024, our senior debt consisted of an aggregate of £235.0 million ($294.4 million) of Senior Secured Notes (carrying an interest rate of 7.875% per annum, and maturing on June 1, 2026), and we had £20.0 million ($25.1 million) of credit facility borrowings available under the RCF Agreement, with £15.0 million ($18.8 million) drawn as of December 31, 2024 (see Note 13 to our audited financial statements for the year ended December 31, 2024, included elsewhere in this Report).

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

The RCF Agreement requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 6.25x on the test date for the relevant period ended June 30, 2022, stepping down to 6.0x on March 31, 2022, 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Agreement does not include a minimum interest coverage ratio or other financial covenants.

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

We may issue shares of our common stock or other securities from time to time as consideration for, or to finance, future acquisitions and investments or for other capital needs. We cannot predict the size of future issuances of our shares or the effect, if any, that future sales and issuances of shares would have on the market price of our common stock. If any such acquisition or investment is significant, the number of shares of common stock or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial and may result in additional dilution to our stockholders. We may also grant registration rights covering shares of our common stock or other securities that we may issue in connection with any such acquisitions and investments. On May 17, 2021, the Company filed a registration statement on Form S-3, pursuant to which the Company may offer and sell from time to time, in one or more series, any one of the following securities of our company, for total gross proceeds up to $300,000,000:

●	common stock;

●	preferred stock;

●	secured or unsecured debt securities consisting of notes, debentures or other evidence of indebtedness which may be senior debt securities, senior subordinated debt securities or subordinated debt securities, each of which may be convertible into equity securities;

●	warrants to purchase our securities;

●	rights to purchase any of the foregoing securities; or

●	units comprised of, or other combinations of, the foregoing securities.

Although the registration statement has expired, we may in the future file additional registration statements in order to register similar securities as those listed above, upon which the market price of our securities could drop significantly if the holders of these securities sell them or are perceived by the market as intending to sell them.

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

These provisions, alone or together, could delay or dissuade hostile takeovers and changes in control of the Company or changes in our Board of Directors and management.

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

Our business relies on stable and efficient financial markets. Any disruption in the credit and capital markets could adversely impact our ability to obtain financing on acceptable terms. Volatility in the financial markets could also result in difficulties for financial institutions and other parties that we do business with, which could potentially affect the ability to access financing under existing arrangements. We are exposed to the impact of any global or domestic economic disruption. Our ability to continue to fund operating expenses, capital expenditures and other cash requirements over the long term may require access to additional sources of funds, including equity and debt capital markets, and market volatility and general economic conditions may adversely affect our ability to access capital markets. In addition, the inability of our vendors to access capital and liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, or the insolvency of our vendors, could lead to their failure to deliver merchandise. If we are unable to purchase products when needed, our sales could be materially adversely affected. Accordingly, volatility or disruption in the financial markets could impair our ability to execute our growth strategy and could have an adverse effect on the trading price of our common stock.

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

The Company’s Information Security Team, led by our Director of Information Security, is responsible for identifying, assessing, mitigating, and reporting on material cybersecurity risks to the Company’s Information Security Governance Board. The Company’s Director Information Security holds high-level licenses and certifications relating to information security, including being a Certified Chief Information Security Officer and holding a BCS Foundation Certificate in Formation Security Management Principles. The Company’s Information Security Governance Board, chaired by the Company’s Director of Information Security and comprised of the General Counsel, the President & Chief Executive Officer, the Chief Financial Officer, and the Chief Technology Officer - Product, drives awareness and alignment across broad stakeholder groups for cybersecurity governance and risk management and reporting. The Information Security Governance Board receives quarterly reports from the Company’s Director of Information Security. The Audit Committee receives at least quarterly reports from the Company’s Director of Information Security. The Audit Committee periodically reports to the Board.

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

ITEM 2. PROPERTIES.

As of December 31, 2024, the Company occupied approximately 300,000 square feet of leased space in the UK, 3,200 square feet in New York and 17,000 square feet in Kochi, India. The primary locations were as follows:

●	Approximately 40,000 square feet of office space on one floor in Burton-on-Trent, East Midlands, UK.

●	Approximately 1,700 square feet of flexible office space in Manchester, UK.

●	Approximately 105,000 square feet of warehousing, across six UK Regional Distribution Centres.

●	Approximately 80,000 square feet of administrative offices, workshop and warehousing in Bridgend, South Wales, UK.

●	Approximately 60,000 square feet of administrative offices, repair centre and warehousing at Ashby de La Zouche, UK.

●	Approximately 17,000 square feet of office space on one floor in Kochi, India.

●	Approximately 3,200 square feet of office space on one floor in New York.

ITEM 3. LEGAL PROCEEDINGS.

Securities Matters Arising From the Company’s Restated Financial Statements and Related Matters

On March 12, 2024, the Company received a subpoena from the SEC seeking documents concerning, among other things, the Company’s recently restated financial statements. The Company cooperated with the SEC’s inquiry. On January 28, 2025, the SEC staff notified the Company that it had concluded its investigation as to the Company and did not intend to recommend an enforcement action.

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

Holders

As of March 26, 2025, there were 32 holders of record of our common stock. This does not include the number of stockholders who hold shares of our common stock through banks, brokers or other financial institutions or nominees.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no share repurchase activities during the three months ended December 31, 2024.

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

Forward-Looking Statements

We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For definitions of the term Forward-Looking Statements, see the definitions provided in the Cautionary Note Regarding Forward-Looking Statements at the start of this Annual Report on Form 10-K for the twelve-month period ended December 31, 2024.

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

For the twelve-months ended December 31, 2024, we derived approximately 73% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), 7% from Greece, and the remaining 20% across the rest of the world. For the twelve-months ended December 31, 2023, we derived approximately 78% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), 8% from Greece, and the remaining 14% across the rest of the world. The UK percentage was impacted by specific Hardware sales, which generally result in a lower margin (“Low Margin sales”), this increased UK revenue for the twelve-month period by 13%.

As of December 31, 2024, our non-current assets (excluding goodwill) were attributable as follows: 80% to the UK, 7% to Greece and 13% across the rest of the world. As of December 31, 2023, our non-current assets (excluding goodwill) were attributable as follows: 70% to the UK, 12% to Greece and 18% across the rest of the world.

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

During the twelve-months ended December 31, 2024, we derived approximately 27% of our revenue from sales to customers outside the UK, compared to 22% during the twelve months ended December 31, 2023.

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

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the periods ended December 31, 2024 and December 31, 2023, the average GBP:USD rates were for the twelve-month period 1.28 and 1.25, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the twelve-month period ended December 31, 2024, compared to the same period in 2023; and

●	a discussion and analysis of the results of operations for each of the Company’s segments (Gaming, Virtual Sports, Interactive and Leisure) for the twelve-month periods ended December 31, 2024, compared to the same period in 2023, including key performance indicator (“KPI”) analysis.

A discussion and analysis of the Company’s consolidated results of operation and results of operations for each of the Company’s segments for the twelve-month period ended December 31, 2023, compared to the same period in 2022, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 15, 2024. There were no significant changes in the trends, discussions and analyses included therein.

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

Key Events

During the twelve-month period ended December 31, 2024 in the Gaming segment, William Hill committed to leasing 5,000 new Vantage® terminals. Deployment of these new terminals began in the fourth quarter of 2024, with expected completion in the first half of 2025. OPAP in Greece ordered 4,000 new VLT’s, with an expected delivery of 2,400 machines in the first half of 2025, with the balance of 1,600 machines in the fourth quarter of 2025. We also successfully delivered 720 Valor terminals to Western Canada Lottery Corporation (“WCLC”).

During the twelve-month period ended December 31, 2024 the Virtual Sports segment established partnerships with key sporting organizations, including the NBA, NFL and NHL. These collaborations have enabled the creation of unique products featuring official players and teams from these leagues.

During the twelve-month period ended December 31, 2024 the Interactive segment went live with 41 new operators, including Winmasters, Midnite, Favbet, OLG and bet365 in New Jersey. The total number of customers at the end of the period increased by 26 due to the closure of several smaller-scale customers. In addition, Inspired licensed its remote gaming server (“RGS”) to an operator customer, allowing the customer to host its own instance of the most recent version of our RGS. Inspired also launched Hybrid Dealer, a US-patented online product category that offers players casino and gameshow content.

During the twelve-month period ended December 31, 2024 we joined the Scientific Games Content Hub Partner Program, the global lottery industry’s premier content delivery platform, enabling Inspired to distribute Virtual Sports products to Scientific Games iLottery customers around the world.

During the twelve-month period ended December 31, 2024, as part of a strategic reorganization, Inspired exited its lease at the in-house manufacturing facility in Bridgend, Wales. This has enabled us to outsource our manufacturing to our new long-term manufacturing partner Trio, in order to optimize our cost structure and enhance production efficiency.

Inspired also announced the engagement of Tunley Environmental to conduct a thorough business carbon assessment, with the goal of reducing the company’s carbon footprint aligning with the Company’s commitment to reduce its environmental footprint as required by UK laws and regulations.

Key agreements made in the twelve-month period ended December 31, 2024 include a new contract with Kambi Group to integrate Inspired Virtual Sports products into the Kambi sportsbook platform. In addition, in the Leisure segment Inspired won a new multi-year contract with Parkdean Resorts for the sole supply of amusement and gaming machines to their holiday park estate of 64 sites nationwide in the UK and a new multi-year contract with Away Resorts for sole supply to 19 sites nationwide in the UK.

Overall Company Results

Twelve Months ended December 31, 2024, compared to Twelve Months ended December 31, 2023

	For the Twelve-Month		Variance
	Period ended		December 31, 2024 vs December 31, 2023
(In millions)	December 31, 2024	December 31, 2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$258.6	$257.8	$6.9	$(6.1)	(2)%	-
Product	38.5	65.1	0.4	(27.0)	(41)%	(41)%
Total revenue	297.1	322.9	7.3	(33.1)	(10)%	(8)%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(70.3)	(75.1)	(1.9)	6.7	(9)%	(6)%
Cost of Product	(22.0)	(53.5)	(0.4)	31.9	(60)%	(59)%
Staff-related selling, general and administrative expenses	(65.5)	(62.5)	(1.6)	(1.4)	2%	5%
Non-staff related selling, general and administrative expenses	(51.0)	(44.3)	(1.3)	(5.4)	12%	15%
Labor costs capitalized	11.9	11.8	0.2	(0.1)	(1)%	1%
Other segment items:
Stock-based compensation	(7.6)	(11.2)	(0.1)	3.7	(33)%	(32)%
Depreciation and amortization	(43.3)	(39.6)	(1.1)	(2.6)	7%	9%
Other selling, general and administrative expenses	(18.6)	(9.6)	(0.5)	(8.5)	89%	94%
Net operating Income	30.7	38.9	0.6	(8.8)	(22)%	(21)%
Other income (expense)
Interest expense, net	(29.4)	(27.4)	(0.4)	(1.6)	6%	7%
Other finance income (expense)	0.5	0.4	-	0.1	25%	25%
Total other income (expense), net	(28.9)	(27.0)	(0.4)	(1.5)	6%	7%
Net Income from continuing operations before income taxes	1.8	11.9	0.2	(10.3)	(87)%	(85)%
Income tax income (expense)	63.0	(5.0)	0.7	67.3	(1346)%	(1360)%

Net Income	$64.8	$6.9	$0.9	$57.0	826%	839%

Exchange Rate - $ to £	1.28	1.25

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue (for the twelve-months ended December 31, 2024, compared to the twelve-months ended December 31, 2023)

Consolidated Reported Revenue by Segment

●	There were no Low Margin-related sales for the twelve-month period ended December 31, 2024. For the twelve-month period ended December 31, 2023 Low Margin-related revenue was $30.6 million.

For the twelve-month period ended December 31, 2024, revenue on a functional currency (at constant rate) basis decreased by $33.1 million, or 10%.

For the twelve-month period ended December 31, 2024 Gaming revenue declined by $34.0 million, predominantly due to a decrease in product sales of $27.1 million, as the prior year period contained $30.6 million of Low Margin sales compared to no Low Margin sales in the current period. Gaming service revenue decreased by $6.9 million, predominantly due to declines in mainland Europe and Greece. Virtual Sports declined by $12.0 million, with $10.9 million of the reduction coming from online sales, while Interactive grew by $10.6 million due to growth driven in the UK and North American markets. Leisure revenue grew by $3.0 million predominantly due to growth in the Holiday Parks and Pubs sectors.

Cost of Sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, for the twelve-month period ended December 31, 2024, decreased by $38.6 million, or 30%. This was driven by a decrease in cost of service of $6.7 million and a $31.9 million decrease in cost of product, predominantly driven by the decrease in low margin product sales.

Non-staff related selling, general and administrative expenses

Non-Staff related selling, general and administrative expenses for the twelve-month period ended December 31, 2024 increased by $5.4 million, or 12%. The increase in the twelve-month period was predominantly driven by increases in storage and distribution of $1.6 million, IT of $1.1 million, facility costs of $1.0 million, and audit and accountancy costs of $1.1 million.

Stock-based compensation

During the twelve-month period ended December 31, 2024, the Company recorded expenses of $7.6 million, compared to expenses of $11.2 million, for the twelve-month period ended December 31, 2023. All expenses related to outstanding awards, but the twelve-months ended December 31, 2023, included $0.4 million of shares that fully vested on the date of grant.

Depreciation and amortization

Depreciation and amortization for the twelve-month period ended December 31, 2024, increased by $2.6 million, driven mainly by increases in Virtuals of $2.1 million and Interactive of $1.7 million for increased software development and intangible assets, and Leisure of $0.9 million for increase of machine assets, offset by reductions in Gaming of $2.2 million as machine assets reach full depreciation.

Other selling, general and administrative expenses

Other selling, general and administrative expenses for the twelve-month period ended December 31, 2024 increased by $8.5 million, or 89%. The increase in the twelve-month period was driven primarily by the costs of the restatement of previously issued financial statements and costs relating to restructuring costs.

Net operating income

During the twelve-month period ended December 31, 2024, net operating income was $30.7 million, a decrease of $8.8 million, compared to the prior year period. This decrease was primarily driven by the increase in non-staff related selling, general and administrative expenses, depreciation and amortization, along with other selling general and administrative expenses, partially offset by an increase in gross margin and reduction in stock-based compensation.

Net Income

For the twelve-month period ended December 31, 2024, net income was $64.8 million, compared to net income of $6.9 million in the prior year period. The increase was primarily driven by an increase of income tax income of $67.3 million, due to the reversal of the majority of the company’s valuation allowance on its deferred tax assets, partially offset by the decrease in net operating income and increases in interest expense and income tax expense.

Deferred Tax

The Company has not recognized deferred tax liabilities in respect of unremitted earnings that are considered indefinitely reinvested in foreign subsidiaries. We do not provide for taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed because we intend to invest such undistributed earnings indefinitely outside of the United States.

Segment Results (for the twelve months ended December 31, 2024, compared to the twelve months ended December 31, 2023)

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

Gaming, Key Performance Indicators

	For the Twelve-Month Period ended		Variance December 31, 2024 vs December 31, 2023
Gaming	December 31, 2024	December 31, 2023		%

End of period installed base (# of terminals) (2)	34,916	34,500	416	1.2%
Total Gaming - Average installed base (# of terminals) (2)	34,863	34,563	300	0.9%
Participation - Average installed base (# of terminals) (2)	29,897	30,305	(408)	(1.3)%
Fixed Rental - Average installed base (# of terminals)	4,971	4,290	681	15.9%
Service Only - Average installed base (# of terminals)	5,770	11,688	(5,918)	(50.6)%
Customer Gross Win per unit per day (1) (2)	£96.6	£96.6	£-	-
Customer Net Win per unit per day (1) (2)	£70.8	£70.6	£0.2	0.3%
Inspired Blended Participation Rate	5.4%	5.6%	(0.2)%
Inspired Fixed Rental Revenue per Gaming Machine per week	£28.6	£35.5	£(6.9)	(19.4)%
Inspired Service Rental Revenue per Gaming Machine per week	£5.3	£5.1	£0.2	3.9%
Gaming Long term license amortization (£’m)	£2.1	£2.6	£(0.5)	(19.2)%
Number of Machine sales	3,118	9,741	(6,623)	(68.0)%
Average selling price per terminal	£8,044	£5,866	£2,178	37.1%

(1)	Includes all SBG terminals in which the Company takes a participation revenue share across all territories.

(2)	Includes approximately 2,500 lottery terminals where the revenue share is on handle instead of net win.

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

	For the Twelve-Month Period ended		Variance December 31, 2024 vs December 31, 2023
(In £ millions)	December 31, 2024	December 31, 2023		%
Gaming Recurring Revenue
Total Gaming Revenue	£86.7	£114.0	£(27.3)	(24)%

Gaming Participation Revenue	£41.7	£44.3	£(2.6)	(6)%
Gaming Project Recurring Revenue	£0.7	£0.9	£(0.2)	(22)%
Other Fixed Fee Recurring Revenue	£9.1	£16.3	£(7.2)	(44)%
Gaming Long-term license amortization	£2.2	£2.7	£(0.5)	(19)%
Total Gaming Recurring Revenue *	£53.7	£64.2	£(10.5)	(16)%
Gaming Recurring Revenue as a % of Total Gaming Revenue †	62%	56%	6%

Total Gaming revenue excluding Low Margin Sales	86.7	89.7	(3.0)	-
Gaming Recurring Revenue as a % of Total Gaming Revenue (excluding Low Margin Sales) *	62%	72%	(10)%

*	Does not reflect Low Margin-related revenue.

†	Total Gaming Revenue for the twelve-month period ended December 31, 2024 includes no Low Margin sales. Total Gaming Revenue for the twelve-month period ended December 31, 2023 includes £24.3 million of Low Margin sales.

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

	For the Twelve-Month Period ended		Variance
(In millions)	December 31, 2024	December 31, 2023	December 31, 2024 vs December 31, 2023		Total Functional Currency %

Service Revenue:
UK LBO	$34.5	$37.0	$(2.5)	(7)%	(18)%
UK Other	16.1	13.9	2.2	16%	13%
Italy	1.7	2.8	(1.1)	(39)%	(43)%
Greece	15.2	18.7	(3.5)	(19)%	(20)%
Rest of the World	1.8	2.1	(0.3)	(14)%	(19)%
Lotteries	5.4	5.2	0.2	4%	4%

Total Service revenue	$74.7	$79.6	$(4.9)	(6)%	(13)%

Exchange Rate - $ to £	1.28	1.25

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming, Results of Operations

	For the Twelve-Month Period ended		Variance December 31, 2024 vs December 31, 2023
(In millions)	December 31, 2024	December 31, 2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$74.7	$79.6	$2.0	$(6.9)	(9)%	(6)%
Product	35.9	62.9	0.1	(27.1)	(43)%	(43)%
Total revenue	110.6	142.5	2.1	(34.0)	(24)%	(22)%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(20.0)	(24.6)	(0.2)	4.8	(20)%	(19)%
Cost of Product	(21.2)	(52.4)	(0.2)	31.4	(60)%	(60)%
Total cost of sales	(41.2)	(77.0)	(0.4)	36.2	(47)%	(46)%

Staff-related selling, general and administrative expenses	(18.1)	(17.9)	(0.4)	0.2	(1)%	1%
Non-staff related selling, general and administrative expenses	(10.5)	(9.3)	(0.4)	(0.8)	9%	13%
Labor costs capitalized	4.5	4.5	0.1	(0.1)	(2)%	-

Other segment items:

Stock-based compensation	(0.9)	(1.5)	(0.1)	0.7	(47)%	(40)%

Depreciation and amortization	(16.8)	(18.7)	(0.4)	2.3	(12)%	(10)%
Other selling, general and administrative expenses	(3.7)	-	(0.1)	(3.6)	97%	100%

Net operating Income	$23.9	$22.6	$0.4	$0.9	4%	6%

Exchange Rate - $ to £	1.28	1.25

Note: Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

All variances discussed in the Gaming results below are on a functional currency (at a constant rate) basis, which excludes the impact of any changes in foreign currency exchange rates.

Gaming Revenue

During the twelve-month period ended December 31, 2024, Gaming revenue decreased by $34.0 million, or 24%. This was driven by a $6.9 million decrease in Service revenue and $27.1 million decrease in Product revenue.

The decrease in Gaming Service revenue was driven by a $3.8 million decline in Greece, predominantly due to the reduction in Gross Win per day and expiry of historical amortized license revenues, and $3.4 million in the UK market inclusive of shop closures in UK Licensed Betting Offices (“LBO”), which was mostly offset by growth in Other UK of $1.8 million driven by one-off license sales.

The Product revenue decrease was primarily driven by lower Product sales of $27.1 million, as the prior year period contained $30.6 million of Low Margin sales. This was partially offset by $12.8 million in revenue growth in North America.

Gaming Operating / Net Income

Net income for the twelve-month period ended December 31, 2024 increased by $0.9 million. The increase was primarily due to an increase in gross margin of $2.2 million (as the $34.0 million revenue decrease was offset by a $36.2 million decrease in total costs of sales primarily driven by the decrease in Low Margin sales in the current period) and a decrease in depreciation and amortization of $2.3 million due to the full depreciation of machine assets, partially offset by an increase in non-staff related selling, general and administrative expenses of $0.8 million driven by lower overhead recoveries of $0.8 million, and an increase in other selling, general and administrative expenses costs of $3.6 million relating to restructuring costs for the closure of the Bridgend manufacturing facility.

Virtual Sports

We generate revenue from our Virtual Sports segment through our on-premise licensing solution and hosting of our products. We primarily receive fees on a participation basis. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and other promotional costs and any relevant regulatory levies) from Virtual Sports content placed on our customers’ websites or in our customers’ facilities. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Virtual Sports segment is principally driven by the number of customers we have, the net win performance of the games and the net win percentage that we receive pursuant to our contracts with our customers.

Virtual Sports, Key Performance Indicators

	For the Twelve-Month Period ended		Variance December 31, 2024 vs December 31, 2023
	December 31, 2024	December 31, 2023		%
Virtuals
No. of Live Customers at the end of the period	58	56	2	(3.6)%
Average No. of Live Customers	56	57	(1)	(1.8)%
Total Revenue (£’m)	£35.6	£45.3	£(9.7)	(21.4)%
Total Revenue £’m - Retail	£9.2	£10.2	£(1.0)	(9.8)%
Total Revenue £’m - Online Virtuals	£26.4	£35.2	£(8.8)	(25.0)%

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

	For the Twelve-Month Period ended		Variance December 31, 2024 vs December 31,2023
(In £ millions)	December 31, 2024	December 31, 2023		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£35.6	£45.3	£(9.7)	(21.4)%

Recurring Revenue - Retail Virtuals	£9.0	£9.9	£(0.9)	(9.1)%
Recurring Revenue - Online Virtuals	£25.6	£34.6	£(9.0)	(26.0)%
Total Virtual Sports Long-term license amortization	£0.1	£0.2	£(0.1)	(50.0)%
Total Virtual Sports Recurring Revenue	£34.7	£44.7	£(10.0)	(22.4)%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	97.5%	98.7%	(1.2)%

“Recurring Revenue” includes our share of revenue generated from (i) our Virtual Sports products placed with operators; (ii) licensing our game content and intellectual property to third parties; and (iii) our games on third-party online gaming platforms that are interoperable with our game servers.

“Virtual Sports Long term license amortization” is the upfront license fee which is typically spread over the life of the contract.

Virtual Sports, Results of Operations

	For the Twelve-Month Period ended		Variance December 31, 2024 vs December 31, 2023
(In millions)	December 31, 2024	December 31, 2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$45.4	$56.2	$1.2	$(12.0)	(21)%	(19)%

Cost of Service	(1.7)	(1.4)	-	(0.3)	(21)%	(21)%

Staff-related selling, general and administrative expenses	(9.2)	(8.3)	(0.3)	(0.6)	7%	11%
Non-staff related selling, general and administrative expenses	(2.7)	(2.4)	(0.1)	(0.2)	8%	13%
Labor costs capitalized	4.3	3.5	-	0.8	23%	23%
Other segment items:

Stock-based compensation	(0.5)	(0.4)	-	(0.1)	25%	25%

Depreciation and amortization	(5.6)	(3.2)	(0.2)	(2.2)	69%	75%

Net operating Income	$30.0	$44.0	$0.6	$(14.6)	(33)%	(32)%

Exchange Rate - $ to £	1.28	1.25

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

Virtual Sports revenue

During the twelve-month period ended December 31, 2024 revenue decreased by $12.0 million, or 21% driven by a major customer optimizing its customer base.

Virtual Sports operating income

During the twelve-month period ended December 31, 2024, net operating income decreased by $14.5 million. These declines were primarily due to the decrease in gross margin of $12.3 million, an increase in non-staff related selling, general and administrative expenses of $0.2 million predominantly driven by higher external consultant and recruitment costs, and an increase in depreciation and amortization of $2.2 million for increased software development and intangible assets.

Interactive

We generate revenue from our Interactive segment through various gaming content made available via third-party aggregation platforms integrated with our remote gaming server or directly on the Company’s remote gaming server platform, and services such as customer support, platform maintenance, updates and upgrades. Typically, we receive fees on a participation basis. Our participation contracts are usually structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and other promotional costs and any relevant regulatory levies) from Interactive content placed on our customers’ websites. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Interactive segment is principally driven by the number of customers we have, the number of live games, the net win performance of the games and the net win percentage that we receive pursuant to our contracts with our customers.

Interactive, Key Performance Indicators

	For the Twelve-Month Period ended		Variance December 31, 2024 vs December 31, 2023
Interactive	December 31, 2024	December 31, 2023		%

No. of Live Customers at the end of the period	175	149	26	17.4%
Average No. of Live Customers	167	142	25	17.6%
No. of Games available at the end of the period	323	290	33	11.4%
Average No. of Games available	311	279	32	11.5%
No. of Live Games at the end of the period	303	275	28	10.2%
Average No. of Live Games	292	259	33	12.7%
Total Revenue (£’m)	£30.8	£22.4	£8.4	37.5%

In the table above:

“No. of Live Customers at the end of the period” and “Average No. of Live Customers” represent the number of customers from which there is Interactive revenue at the end of the period and the average number of customers from which there is Interactive revenue during the period, respectively.

“No. of Games available at the end of the period” and “Average No. of Games available” represents the number of games that are available for operators to deploy at the end of the period (including inactive legacy games still available in inactive new games that are available but have not yet gone live with any operators) and the average number of games that are available for operators to deploy during the period, respectively. This incorporated live games and inactive games.

“No. of Live Games at the end of the period” and “Average No. of Live Games” represents the number of games from which there is Interactive revenue at the end of the period and the average number of games from which there is Interactive revenue during the period, respectively.

“Total Revenue (£m)” represents total revenue for the Interactive segment, including recurring and upfront service revenue.

Interactive, Results of Operations

	For the Twelve-Month Period ended		Variance December 31, 2024 vs December 31, 2023
(In millions)	December 31, 2024	December 31, 2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$39.3	$27.9	$0.8	$10.6	38%	41%

Cost of Service	(1.7)	(1.7)	-	-	-	-

Staff-related selling, general and administrative expenses	(8.9)	(8.4)	(0.3)	(0.2)	2%	6%
Non-staff related selling, general and administrative expenses	(5.4)	(4.9)	(0.2)	(0.3)	6%	10%
Labor costs capitalized	2.3	2.5	(0.2)	-	-	(8)%
Other segment items:

Stock-based compensation	(0.4)	(0.6)	-	0.2	(33)%	(33)%

Depreciation and amortization	(5.5)	(3.7)	0.1	(1.7)	46%	49%

Net operating Income	$19.7	$11.1	$0.2	$8.4	76%	77%

Exchange Rate - $ to £	1.28	1.25

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

Interactive revenue

During the twelve-month period ended December 31, 2024 revenue increased by $10.6 million, or 38%, driven by recurring revenue growth in the UK, North America and mainland Europe due to the launch of new content across the estate and increased promotional activity through exclusive deals with tier-one customers.

Interactive operating income

Operating income for the twelve-month period ended December 31, 2024 increased by $8.6 million. This increase was driven by the increase in gross margin, partially offset by increases in staff related selling, general and administrative expenses of $0.3 million driven by annual salary increases and additional headcount, non-staff related selling, general and administrative expenses of $0.3 million predominantly due to increased IT network costs supporting revenues, and depreciation and amortization of $1.7 million for increased software development and intangible assets.

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

Leisure, Key Performance Indicators

	For the Twelve-Month Period ended		Variance December 31, 2024 vs December 31, 2023
Leisure	December 31, 2024	December 31, 2023		%

End of period installed base Gaming machines (# of terminals)	10,103	10,741	(638)	(5.9)%
Average installed base Gaming machines (# of terminals)	10,367	10,761	(394)	(3.7)%
End of period installed base Other (# of terminals)	3,595	4,209	(614)	(14.6)%
Average installed base Other (# of terminals)	3,892	4,371	(479)	(11.0)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	6,200	6,175	25	0.4%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	124	367	(243)	(66.2)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	2,944	3,048	(104)	(3.4)%
Inspired Leisure Revenue per Gaming Machine per week	£72.6	£67.7	£4.9	7.2%
Inspired Pub Digital Revenue per Gaming Machine per week	£74.1	£70.0	£4.1	5.9%
Inspired Pub Analogue Revenue per Gaming Machine per week	£31.3	£34.7	£(3.4)	(9.8)%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£97.7	£93.5	£4.2	4.5%
Inspired Other Revenue per Machine per week	£24.1	£21.4	£2.7	12.6%

Total Holiday Parks Revenue (Gaming and Non Gaming) (£’m)	£33.4	£32.2	£1.2	3.7%

(1)	Motorway Service Area machines

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

“Revenue per machine unit per week” represents the average weekly participation or rental revenue recognized during the period.

Leisure, Results of Operations

	For the Twelve-Month Period ended		Variance December 31, 2024 vs December 31, 2023
(In millions)	December 31, 2024	December 31, 2023	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$99.2	$94.1	$2.5	$2.6	3%	5%
Product	2.6	2.2	-	0.4	18%	18%
Total revenue	101.8	96.3	2.5	3.0	3%	6%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(46.9)	(47.4)	(1.3)	1.8	(4)%	(1)%
Cost of Product	(0.8)	(1.1)	-	0.3	(27)%	(27)%
Total cost of sales	(47.7)	(48.5)	(1.3)	2.1	(4)%	(2)%

Staff-related selling, general and administrative expenses	(16.8)	(16.7)	(0.5)	0.4	(2)%	1%
Non-staff related selling, general and administrative expenses	(14.8)	(13.0)	(0.4)	(1.4)	11%	14%
Labor costs capitalized	0.8	1.3	0.1	(0.6)	(46)%	(38)%
Other segment items:

Stock-based compensation	(0.6)	(1.0)	-	0.4	(40)%	(40)%

Depreciation and amortization	(12.9)	(11.6)	(0.4)	(0.9)	8%	11%

Net operating Income	9.8	6.8	$-	$2.9	44%	44%

Exchange Rate - $ to £	1.28	1.25

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

Leisure Revenue

For the twelve-month period ended December 31, 2024 revenue increased by $3.0 million, or 3%. The increases were primarily due to increased service revenue of $2.6 million, primarily driven by the increase in Holiday Parks of $1.4 million due to new locations and higher bookings and Pubs of $1.0 million due to the roll out of Vantage machines throughout the current period.

Leisure Operating Income

Operating income for the twelve-month period ended December 31, 2024 increased by $2.9 million. This was primarily due to the increase in gross margin, partially offset by increases in non-staff related selling, general and administrative expenses of $1.4 million which mainly relates to increases in fleet expenses for increased vehicle leases, facility expenses due to increased rates and, storage and distribution costs for transporting machines around the business.

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

Adjusted EBITDA is defined as net income (loss) excluding depreciation and amortization, interest expense, interest income and income tax expense, and other additional exclusions and adjustments (see Adjusted EBITDA reconciliation table). Such additional excluded amounts include stock-based compensation U.S. GAAP charges where the associated liability is expected to be settled in stock, and changes in the value of earnout liabilities and income and expenditure in relation to legacy portions of the business (being those portions where trading no longer occurs) including closed defined benefit pension schemes. Additional adjustments are made for items considered outside the normal course of business, including but not limited to (1) restructuring costs, which include charges attributable to employee severance, impairments, management changes, restructuring, dual running costs, costs related to facility closures and integration costs, (2) merger and acquisition costs and (3) gains or losses not in the ordinary course of business (4) the costs of the restatement of previously issued financial statements.

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

Reconciliation to Adjusted EBITDA by segment for the Twelve Months ended December 31, 2024

		For the Twelve-Month Period ended December 31, 2024
(In millions)	Statutory Heading	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	Net Income	$64.8	$23.9	$30.0	$19.7	$9.8	$(18.6)

Pension charges (1)	Staff-related selling, general and administrative expenses	$1.1					1.1

Cost of Group Restructure (2)	Other selling, general and administrative expenses	$5.1	3.7				1.4
Cost of Group Restatement (3)	Other selling, general and administrative expenses	$12.3					12.3
Stock-based compensation expense (4)	Stock-based compensation expense	$7.6	0.9	0.5	0.4	0.6	5.2

Depreciation and amortization (4)	Depreciation and amortization	$43.3	16.8	5.6	5.5	12.9	2.5
Interest expense net (4)	Interest expense net	$29.4					29.4
Other finance expenses / (income) (4)	Other finance expenses / (income)	$(0.5)					(0.5)
Income Tax (4)	Income Tax	$(63.0)					(63.0)
Adjusted EBITDA		$100.1	$45.3	$36.1	$25.6	$23.3	$(30.2)

Adjusted EBITDA		£78.4	£35.5	£28.0	£20.0	£18.2	£(23.3)
Exchange Rate - $ to £ (6)		1.28

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Twelve Months ended December 31, 2023

		For the Twelve-Month Period ended December 31, 2023
(In millions)	Statutory Heading	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)		$6.9	$22.6	$44.0	$11.1	$6.8	$(77.6)

Pension charges (1)	Staff-related selling, general and administrative expenses	$0.9					0.9

Cost of Group Restructure (2)	Other selling, general and administrative expenses	$3.6					3.6
Cost of Group Restatement (3)	Other selling, general and administrative expenses	$5.0					5.0
Stock-based compensation expense (4)	Stock-based compensation expense	$11.2	1.5	0.4	0.6	1.0	7.7
Depreciation and amortization (4)	Depreciation and amortization	$39.6	18.7	3.2	3.7	11.6	2.4

Interest expense net (4)	Interest expense net	$27.4					27.4
Other finance expenses / (income) (4)	Other finance expenses / (income)	$(0.4)					(0.4)
Income tax (4)	Income tax	$5.0					5.0
Adjusted EBITDA		$99.2	$42.8	$47.6	$15.4	$19.4	$(26.0)

Adjusted EBITDA		£79.6	£34.5	£38.2	£12.3	£15.6	£(21.0)
Exchange Rate - $ to £ (5)		1.25

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Notes to Adjusted EBITDA reconciliation tables above:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.

(2)	“Cost of Group Restructure” include redundancy costs, payment in lieu of notice costs and any associated employer taxes. To qualify as an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs or be in relation to the exit of an Executive.

(3)	“Cost of Group Restatement” includes accounting advice associated with the restatement of the 2020, 2021 and 2022 annual accounts and Q1 and Q2 2023 quarterly accounts. It also includes ongoing costs in 2024 relating to the SEC inquiry that was subsequently concluded in January 2025. To qualify as an adjusting item, costs must be specific to the event and be neither normal nor recurring in nature.

(4)	Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(5)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

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

	For the Twelve-Month Period ended
(In millions)	December 31, 2024	December 31 2023

Net revenue	$297.1	$322.9
Less Low Margin Gaming Sales	-	(30.6)
Adjusted Revenue	$297.1	$292.3

Adjusted Revenue	£232.4	£234.7

Exchange Rate - $ to £	1.28	1.25

Liquidity and Capital Resources

Twelve Months ended December 31, 2024, compared to Twelve Months ended December 31, 2023

Cash Flow Summary - A Two Year Comparative

	Twelve Months ended		Variance
(in millions)	Dec 31,	Dec 31,
	2024	2023	2024 to 2023
Net profit	$64.8	$6.9	$57.9
Non-cash interest expense relating to senior debt	1.1	2.0	(0.9)
Change in fair value of derivative liabilities and stock-based compensation expense	7.6	11.5	(3.9)

Depreciation and amortization (incl RoU assets)	47.7	43.4	4.3
Other net cash utilized by operating activities	(89.5)	(9.1)	(80.4)
Net cash provided by operating activities	31.7	54.7	(23.0)

Net cash used in investing activities	(40.1)	(57.6)	17.5
Net cash (used)/generated by financing activities	(1.6)	16.2	(17.8)
Effect of exchange rates on cash	(0.7)	1.7	(2.4)
Net (decrease)/increase in cash and cash equivalents	$(10.7)	$15.0	$(25.7)

Net cash provided by operating activities

For the twelve months ended December 31, 2024, net cash inflow provided by operating activities was $31.7 million, compared to a $54.7 million inflow for the twelve months ended December 31, 2023, representing a $23.0 million decrease in cash generation. The decrease was driven primarily through trading levels and the working capital position with adverse movements in accounts receivable due to timing of sales recognition with high levels at the end of 2024 and in accounts payable due to varying levels of production activity with the end of 2023 seeing significant activity in Greece installing 2,500 machines during the last few months of the prior year.

Amortization of debt fees decreased by $0.9 million, to $1.1 million, due to the marking to market for short term currency contracts held at the end of 2023.

Change in the fair value of derivative and warrant liabilities and stock-based compensation expense decreased by $3.9 million from $11.5 million to $7.6 million due to lower stock-based compensation expense ($3.4 million) and 2023 having a gain relating to terminated cross currency swaps ($0.5 million) which terminated at the end of September 2023.

Depreciation and amortization increased by $4.3 million, to $47.7 million, with increases of $1.7 in million amortization of intangible assets, $1.7 million contract costs amortization, $0.6 million in machine depreciation and $0.6 million in amortization of right of use assets offset by a $0.5 million decrease in software development cost amortization.

Other net cash utilized by operating activities increased by $80.4 million to an outflow of $89.5 million. The relative movements between the twelve months ended December 31, 2024 and the twelve months ended December 31, 2023 resulted in unfavorable movements of $61.9 million in corporate tax and other current taxes, $23.9 million in accounts receivable and $15.0 million in accounts payable and accrued expenses. The movement in corporate tax and other current taxes was due to a reversal of the Company’s valuation allowance on their deferred tax assets in various jurisdictions as well as an inclusion for global low-taxed income. The movements in accounts receivable was due to timing of machine sales with the end of 2024 seeing high levels. There were fewer machine sales at the end of 2023 but 2023 includes the collection of a significant machine sale made at the end of 2022. The movements in accounts payable was due to different activity levels in Greece with 2023 also seeing higher accounts payable levels as a result of the restatement exercise. These unfavorable movements were partly offset by favorable movements in prepayments and accrued income $13.8 million, inventory $4.1 million and deferred revenue $2.4 million.

Net cash used in investing activities

Net cash utilized in investing activities decreased by $17.5 million, to $40.1 million in the twelve months ended December 31, 2024. This was driven by a reduced spend on plant, property and equipment $15.0 million decrease compared to 2023, which included the updating of machines in Greece with 2,500 terminals installed, and capitalized software (a $2.9 million decrease to 2023). The twelve months ended December 31, 2023 included a $0.6 million acquisition relating to Lot.to. These were partly offset by a $1.0 million increase in contract cost additions.

Net cash (used)/generated by financing activities

During the twelve months ended December 31, 2024, net cash used by financing activities was $1.6 million all relating to finance lease spend. During the twelve months ended December 31, 2023, net cash generated by financing activities was $16.2 million due to the draw down of £15.0 million ($18.9 million) of the Company’s revolving facility. This was offset by the Company’s repurchase of its common shares under the Share Repurchase Program, $1.6 million, and finance lease spend of $1.1 million.

Funding Needs and Sources

To fund our obligations, historically we have relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of December 31, 2024, we had liquidity consisting of $29.3 million in cash and a further $6.3 million of undrawn revolver facility. This compares to $40.0 million of cash as of December 31, 2023, with a further $6.4 million of revolver facilities undrawn. We had a working capital outflow of $89.5 million for the twelve months ended December 31, 2024, compared to a $9.1 million outflow for the twelve months ended December 31, 2023.

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

Some of our business operations require cash to be held within the machines. As of December 31, 2024, $2.9 million of our $29.3 million of cash were held as operational floats within the machines. At December 31, 2023, $3.1 million of our $40.0 million of cash were held as operational floats within the machines

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through April 2026.

Long Term and Other Debt

(In millions)	December 31, 2024		December 31, 2023
Cash held	£23.4	$29.3	£31.4	$40.0
Revolver drawn	(15.0)	(18.8)	(15.0)	(19.1)
Original principal senior debt	(235.0)	(294.4)	(235.0)	(299.6)
Cash interest accrued	(1.9)	(2.4)	(1.6)	(2.0)
Finance lease creditors	(18.4)	(23.0)	(1.9)	(2.4)
Total	£(246.9)	$(309.3)	£(222.1)	$(283.1)

Debt Covenants

Under our debt facilities in place as of December 31, 2024, we are not subject to covenant testing on the Senior Secured Notes. We are, however, subject to covenant testing at the level of Inspired Entertainment Inc., the ultimate holding company, on our Super Senior Revolving Credit Facility which requires the Company to maintain a maximum consolidated senior secured net leverage ratio of 6.25x on the test date for the relevant period ended June 30, 2021, stepping down to 6.0x on March 31, 2022, 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Financial Covenant does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at December 31, 2024 showed covenant compliance.

The Indenture contains covenants and certain reporting requirements including the requirement to provide the Lender, within 60 days after the close of the quarter, unaudited quarterly financial statements with footnote disclosures. The Company was unable to comply with this requirement as of September 30, 2023 due to the requirement to restate previously reported financial statements as reported in a Current Report on Form 8-K filed with the SEC on November 8, 2023. The debt agreement allows the Company a 30-day grace period to provide such financial information once they receive any notice of non-compliance. No such notice was received and concurrent with the filing of the September 30, 2023 10-Q with the SEC on February 27, 2024, the reporting requirement was met.

There were no other breaches of the debt covenants in the twelve-month periods ended December 31, 2024 or December 31, 2023.

Liens and Encumbrances

As of December 31, 2024, our senior secured notes were secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Share Repurchases

The Board of Directors has authorized the Company to use up to $25.0 million to repurchase shares of Inspired common stock, subject to repurchases being effected on or before May 10, 2025. Management has discretion as to whether to repurchase shares of the Company and as of December 31, 2024, an aggregate of $12.0 million of our shares of common stock had been repurchased over the past three years.

Contractual Obligations

As of December 31, 2024, our contractual obligations were as follows:

Contractual Obligations (in millions)	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
Operating activities
Interest on long term debt	$34.8	$23.2	$11.6	$-	$-
Purchase of Vantage machines	17.1	17.1	-	-	-
Financing activities
Revolver repayment	19.7	19.7	-	-	-
Senior secured notes - principal repayment	294.4	-	294.4	-	-
Finance lease payments	23.0	4.4	4.7	13.9	-
Operating lease payments	16.8	5.1	4.0	4.3	3.4
Interest on non-utilization fees	0.2	0.2	-	-	-
Total	$406.0	$69.7	$314.7	$18.2	$3.4

Off-Balance Sheet Arrangements

As of December 31, 2024, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

Critical Accounting Estimates

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

Revenue recognition is also impacted by our ability to estimate variable consideration, including, for example, estimates for income earned but unbilled prior to the reporting period end. We consider various factors when making these judgments, including a review of specific transactional data and contracted terms, information obtained subsequent to the reporting period end and historical experience. Evaluations are conducted each quarter to assess the adequacy of the estimates.

Other significant judgments include determining whether the Company is acting as the principal or the agent in a transaction.

The Company recognized service and product revenue of $258.6 million and $38.5 million, respectively, for the year ended December 31, 2024. The Company’s revenue recognition policy, which requires significant judgments and estimates, is fully described in Note 1 “Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

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

Software Development Costs

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

Interest Rate Risk

Following the Company’s refinancing of its debt in May 2021, the external borrowings of £235.0 million ($294.4 million) are provided at a fixed rate. Therefore, movements in rates such as LIBOR do not impact on the current borrowings and the only fluctuation that is expected to be reported will be that solely caused by movements in the exchange rates between the Company’s functional currency and its reporting currency.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. To estimate our foreign currency exchange rate risk, we identify material Euro and US Dollar trading and balance sheet amounts and recalculate the result using a 10% movement in the GBP:US Dollar exchange rate. For the trading figures the 10% movement is based on the average exchange rate throughout the reported period and for the balance sheet figures the 10% movement is based on the exchange rate used at December 31, 2024.

Excluding intercompany balances, our Euro and US Dollar functional currency net assets total approximately $22.8 million and $15.6 million respectively. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2024, would result in favorable translation adjustments of approximately $2.2 million and $1.6 million respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained gains from Euro based entities earned in Euros and retained losses from USD based entities earned in US Dollars in the twelve months ended December 31, 2024, were €11.0 million and $17.1 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2024, would result in translation adjustments of approximately $1.1 million favorable and $1.6 million unfavorable, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results unfavorably by approximately $6.56 million and would result in unfavorable translation adjustments of approximately $4.4 million, recorded in other comprehensive loss.

For further information regarding the external borrowings, see Note 13 to the Consolidated Financial Statements, “Long Term and Other Debt”.

ITEM 8. Financial Statements and Supplementary Data.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Inspired Entertainment, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inspired Entertainment, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit results, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2025, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

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

Revenue Recognition

As described in Note 1 of the consolidated financial statements, the Company’s revenues are generated through four segments (Gaming, Virtual, Interactive, and Leisure). Each of the four segments provides different offerings to their customers. Examples include: (a) Gaming revenue includes delivery of gaming terminals preloaded with proprietary gaming software, sever-based content, as well as services such as terminal repairs, maintenance, software updates and upgrades, and content development; (b) Virtual revenue includes packaged products and services in either an on-premise solution or a hosted solution; (c) Interactive revenue is generated from various game content made available via third party aggregation platforms integrated with the Company’s remote gaming server or direct to operators on the Company’s remote gaming servers platform, and services such as customer support, platform maintenance, updates and upgrades; and (d) Leisure revenue is generated by jointly or wholly operating arcades, proving managed service solutions, and more. The Company recognized revenue of $297.1 million for the year ended December 31, 2024.

Most of the Company’s revenue contracts with customers include multiple promises, the nature of which can vary for each segment and contract. The Company is required to identify whether a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. The evaluation of whether promises are both capable of being distinct in the context of a contract (and thus constitute performance obligations) can require significant judgment and could change the amount of revenue recognized in a given period.

We identified auditing the Company’s identification of the performance obligations as a critical audit matter because there is significant judgment exercised by management when evaluating their customer contracts, which may include several promised goods and services, as well as identifying the correct transaction price, all of which will impact the amount of revenue recognized in a given period. This required a high degree of auditor judgment in performing procedures and evaluating audit evidence.

The primary audit procedures we performed to address this critical audit matter included:

●	We obtained an understanding of management’s process for customer contracts in accordance with the applicable accounting standards.
●	We evaluated the terms and considerations of the customer contracts on a sample basis.
●	We identified the promised goods and services within the customer contracts to ensure that these promised goods and services were consistent with the standard offering by the Company.
●	We assessed the transaction price per contract to ensure the pricing structure was consistent with all other contracts.
●	We tested certain contracts to ensure the lease and non-lease components of the contract are recognized under the applicable accounting standards.

Software development costs

As described in Note 1 to the consolidated financial statements, the Company develops software for internal use and capitalizes the software development costs incurred during the application development stage. Costs are capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. The Company will stop capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be two to five years.

Additionally, the Company develops software for external use and capitalizes the software development costs incurred once technological feasibility has been reached. Technological feasibility is achieved when the entity has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. The Company will stop capitalizing these costs on the date that the software is available for general release to the customers. Costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be two to five years.

The Company capitalized $11.8 million of software development costs, with the majority of the costs being employee wages, during the year ended December 31, 2024. Total capitalized software development costs are $22.4 million as of December 31, 2024.

We identified software development costs as a critical audit matter because of the judgment exercised by management in determining whether costs incurred on software development projects have met the capitalization criteria, which in turn, required a higher degree of auditor judgment in performing procedures and evaluating audit evidence.

The primary audit procedures we performed to address this critical audit matter include:

●	We obtained an understanding of management’s process for evaluating software development costs and the nature of software development costs capitalized.
●	We assessed management’s methodology utilized in calculating capitalized software development costs which is based on the allocation of capitalized labor costs. We made certain inquiries of project members to further assess the reasonableness of time allocated to the selected projects.
●	We inspected underlying documentation for a sample of projects to evaluate whether the costs were capitalizable under the applicable accounting standards.
●	We tested individual payroll-related costs, on a sample basis, and assessed whether such costs were properly capitalized based upon the nature and stage of work performed and whether the requisite capitalization criteria were met.
●	We conducted corroborative interviews with Company personnel involved in software development regarding the nature and functionality of costs incurred related to capitalized software projects.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2016.

New York, NY

March 26, 2025

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31, 2024	December 31, 2023
Assets
Cash	$29.3	$40.0
Accounts receivable, net	65.4	43.8
Inventory	28.0	32.3
Prepaid expenses and other current assets	36.0	39.6
Corporate tax and other current taxes receivable	1.2	—
Total current assets	159.9	155.7

Property and equipment, net	56.4	60.7
Software development costs, net	22.4	20.3
Other acquired intangible assets subject to amortization, net	16.1	13.4
Goodwill	57.8	58.8
Finance lease right of use asset	18.7	—
Operating lease right of use asset	16.2	14.2
Costs of obtaining and fulfilling customer contracts, net	11.0	9.4
Deferred tax	67.4	—
Other assets	12.5	10.5
Total assets	$438.4	$343.0

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$53.7	$60.8
Corporate tax and other current taxes payable	12.3	6.3
Deferred revenue, current	5.8	5.6
Operating lease liabilities	5.1	4.7
Current portion of long-term debt	18.8	19.1
Current portion of finance lease liabilities	4.4	0.7
Other current liabilities	3.9	3.5
Total current liabilities	104.0	100.7

Long-term debt	292.2	295.6
Finance lease liabilities, net of current portion	18.6	1.6
Deferred revenue, net of current portion	12.8	7.1
Operating lease liabilities	11.7	9.8
Other long-term liabilities	2.4	4.1
Total liabilities	441.7	418.9

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 26,581,972 shares and 26,219,021 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	389.9	386.1
Accumulated other comprehensive income	48.3	44.3
Accumulated deficit	(441.5)	(506.3)
Total stockholders’ deficit	(3.3)	(75.9)
Total liabilities and stockholders’ deficit	$438.4	$343.0

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in millions, except share and per share data)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenue:
Service	$258.6	$257.8	$246.8
Product sales	38.5	65.1	37.7
Total revenue	297.1	322.9	284.5

Cost of sales:
Cost of service (1)	(70.3)	(75.1)	(71.4)
Cost of product sales (1)	(22.0)	(53.5)	(23.5)
Selling, general and administrative expenses	(130.8)	(115.8)	(102.7)
Acquisition and integration related transaction expenses	—	—	(0.5)
Depreciation and amortization	(43.3)	(39.6)	(39.9)
Net operating income	30.7	38.9	46.5

Other expense
Interest expense, net	(29.4)	(27.4)	(25.2)
Gain on disposal of business	—	—	0.9
Other finance income	0.5	0.4	1.1
Total other expense, net	(28.9)	(27.0)	(23.2)

Net income before income taxes	1.8	11.9	23.3

Income tax benefit (expense)	63.0	(5.0)	(2.1)
Net income	64.8	6.9	21.2

Other comprehensive (loss) income:
Foreign currency translation gain (loss)	1.4	(5.9)	12.7
Deferred tax on foreign currency translation gain (loss)	(1.0)	—	—
Reclassification of loss on hedging instrument to comprehensive income	—	0.3	0.7
Actuarial gains (losses) on pension plan	4.7	(0.7)	(6.4)
Deferred tax on actuarial gains (losses) on pension plan	(1.1)	—	—
Other comprehensive income (loss)	4.0	(6.3)	7.0

Comprehensive income (loss)	$68.8	$0.6	$28.2

Net income per common share – basic	$2.27	$0.25	$0.76
Net income per common share – diluted	$2.22	$0.24	$0.73

Weighted average number of shares outstanding during the year – basic	28,521,027	28,073,408	28,049,918
Weighted average number of shares outstanding during the year – diluted	29,199,375	29,214,583	29,092,855

Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(7.6)	$(11.2)	$(10.8)

(1)	Excluding depreciation and amortization

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in millions, except share data)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit
Balance as of January 1, 2022	26,433,562	$—	$372.3	$43.6	$(522.4)	$(106.5)
Foreign currency translation adjustments	—	—	—	12.7	—	12.7
Actuarial losses on pension plan	—	—	—	(6.4)	—	(6.4)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.7	—	0.7
Issuances under stock plans	543,294	—	(4.1)	—	—	(4.1)
Repurchases of common stock	(1,067,340)	—	—	—	(10.4)	(10.4)
Stock-based compensation expense	—	—	10.0	—	—	10.0
Net income	—	—	—	—	21.2	21.2

Balance as of December 31, 2022	25,909,516	—	378.2	50.6	(511.6)	(82.8)
Foreign currency translation adjustments	—	—	—	(5.9)	—	(5.9)
Actuarial losses on pension plan	—	—	—	(0.7)	—	(0.7)
Reclassification of loss on hedging instrument to comprehensive income	—	—	—	0.3	—	0.3
Issuances under stock plans	435,283	—	(2.9)	—	—	(2.9)
Repurchases of common stock	(125,778)	—	—	—	(1.6)	(1.6)
Stock-based compensation expense	—	—	10.8	—	—	10.8
Net income	—	—	—	—	6.9	6.9

Balance as of December 31, 2023	26,219,021	—	386.1	44.3	(506.3)	(75.9)

Foreign currency translation adjustments	—	—	—	1.4	—	1.4
Deferred tax on foreign currency translation adjustments	—	—	—	(1.0)	—	(1.0)
Actuarial gains on pension plan	—	—	—	4.7	—	4.7
Deferred tax on actuarial gains on pension plan	—	—	—	(1.1)	—	(1.1)
Issuances under stock plans	362,951	—	(3.0)	—	—	(3.0)
Stock-based compensation expense	—	—	6.8	—	—	6.8
Net income	—	—	—	—	64.8	64.8

Balance as of December 31, 2024	26,581,972	$—	$389.9	$48.3	$(441.5)	$(3.3)

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows from operating activities:
Net income	$64.8	$6.9	$21.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.3	39.6	39.9
Amortization of right of use asset	4.4	3.8	3.5
Profit on disposal of trade and assets	—	—	(0.9)
Stock-based compensation expense	7.6	11.2	10.8
Reclassification of loss on hedging instrument to comprehensive income	—	0.3	0.7
Amortization of deferred financing fees relating to senior debt	1.1	2.0	1.8
Deferred tax	(69.4)	—	—
Changes in assets and liabilities:
Accounts receivable	(22.8)	1.1	(13.5)
Inventory	3.8	(0.3)	(16.7)
Prepaid expenses and other assets	5.8	(8.0)	(5.7)
Corporate tax and other current taxes payable	1.1	(6.4)	(6.1)
Accounts payable and accrued expenses	(10.6)	4.5	5.8
Deferred revenue and customer prepayment	7.2	4.7	(4.4)
Operating lease liabilities	(4.0)	(3.9)	(3.8)
Pension contributions	(1.5)	(1.4)	(1.4)
Other long-term liabilities	0.9	0.6	(1.6)
Net cash provided by operating activities	31.7	54.7	29.6

Cash flows from investing activities:
Purchases of property and equipment	(17.0)	(32.0)	(20.6)
Acquisition of subsidiary company assets	—	—	(0.6)
Acquisition of third-party company trade and assets	—	(0.6)	—
Disposal of trade and assets	—	—	1.3
Purchases of capital software and internally developed costs	(11.8)	(14.7)	(10.4)
Contract cost expense	(11.3)	(10.3)	(7.2)
Net cash used in investing activities	(40.1)	(57.6)	(37.5)

Cash flows from financing activities:
Proceeds from issuance of revolver	—	18.9	—
Repurchase of common stock	—	(1.6)	(10.4)
Repayments of finance leases	(1.6)	(1.1)	(0.6)
Net cash (used in) provided by financing activities	(1.6)	16.2	(11.0)

Effect of exchange rate changes on cash	(0.7)	1.7	(3.9)

Net (decrease) increase in cash	(10.7)	15.0	(22.8)
Cash, beginning of period	40.0	25.0	47.8
Cash, end of period	$29.3	$40.0	$25.0

Supplemental cash flow disclosures
Cash paid during the period for interest	$26.6	$24.0	$23.0
Cash paid during the period for income taxes	$2.5	$5.0	$—
Cash paid during the period for operating leases	$9.2	$6.6	$7.8

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital from net settlement of RSUs	$(3.0)	$(2.9)	$(4.1)
Lease liabilities arising from obtaining finance lease right of use assets	$(18.7)	—	—
Lease liabilities arising from obtaining operating lease right of use assets	$(6.5)	$(0.9)	$(1.8)
Adjustment to customer relationships intangible asset arising from adjustment to fair value of assets acquired	$—	$—	$(0.9)
Right of use property and equipment assets acquired through finance lease	$21.9	$1.2	$—
Property and equipment transferred to inventory	$—	$—	$0.8

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

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

Management Liquidity Plans

As of December 31, 2024, the Company’s cash on hand was $29.3 million, and the Company had working capital in addition to cash of $26.6 million. The Company recorded net income of $64.8 million, $6.9 million and $21.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Net income includes non-cash stock-based compensation of $7.6 million, $11.2 million and $10.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $31.7 million, $54.7 million and $29.6 million for the years ended December 31, 2024, 2023 and 2022 respectively.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through March 2026.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).

Principles of Consolidation

All monetary values set forth in these consolidated financial statements are in US Dollars (“USD”) unless otherwise stated herein. The accompanying consolidated financial statements include the results of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

For most of our operations, the British pound (“GBP”) is our functional currency. Our reporting currency is the USD. We also have operations where the local currency is the functional currency, including our operations in mainland Europe and North America. Assets and liabilities of foreign operations are translated at period-end rates of exchange, equity is translated at historical rates of exchange and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are recorded as a separate component of accumulated other comprehensive income in stockholders’ deficit. Gains or losses resulting from foreign currency transactions are included in Selling, general and administrative expenses and Interest expense, net in the Consolidated Statement of Operations and Comprehensive Income (Loss). Aggregate foreign currency losses included in net income amounted to $2.4 million, $1.1 million and $0.1 million for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including those related to the revenue recognition for contracts involving software and non-software elements, allowance for credit losses, inventory reserve for net realizable value, currency swaps, goodwill and intangible assets, useful lives of long-lived assets, stock-based compensation, valuation allowances on deferred taxes, pension liability, commitments and contingencies and litigation, among others. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. We regularly evaluate these significant factors and make adjustments when facts and circumstances dictate. Actual results may differ from these estimates.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

Cash

We deposit cash with financial institutions that management believes are of high credit quality. Substantially all of the Company’s cash is held outside of the U.S. Included within the cash balance of $29.3 million at December 31, 2024 is $2.9 million of cash floats held on site at holiday parks.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Our standard credit terms are net 30 to 60 days.

Expected credit losses are estimated using the Aging Schedule method and are determined on the basis of the amount of time that a receivable has remained outstanding.

In estimating expected credit losses, management considers all available relevant information, including details about past events, current conditions, and reasonable and supportable forecasts.

Historical credit loss data is utilized as the basis of the estimation. This is then adjusted to take account of conditions that may have existed within the historical data which now differ from current expectations, and to recognize differences in asset-specific risk characteristics. When assessing conditions over the contractual life of the asset, management will utilize historical credit loss experience for the period beyond which it is possible to make reasonable and supportable forecasts.

Trade receivables are pooled by segment and the probability of default of each pool is assessed and evaluated.

Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

Under certain contracts, the timing of our invoices does not coincide with revenue recognized under the contract. We have unbilled accounts receivable which represent revenue recorded in excess of amounts invoiced under the contract and generally become billable at contractually specified dates. These amounts consist primarily of revenue from our share of net winnings earned on a daily basis where the billing period does not fall on the last day of the period. We had $26.0 million and $24.0 million of unbilled accounts receivable as of December 31, 2024 and December 31, 2023, respectively.

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

Where operating leases include an obligation for repairs and dilapidations costs associated with the retirement of the right-of-use asset, amounts are capitalized at the point at which a liability for an asset retirement obligation is recognized.

Repairs and maintenance costs are expensed as incurred. Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are written off and any resulting gain or loss is credited or charged to income.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

Software Development and Research and Development Costs

Research and development costs, which primarily consist of employee compensation costs and exclude costs relating to non-project time, leave and absence, are expensed as incurred, except for software product development costs that are eligible for capitalization, as described below. Total research and development costs amounted to $22.7 million, $20.3 million and $18.3 million in the years ended December 31, 2024, 2023 and 2022, respectively. Software development costs amounting to $7.8 million, $7.5 million and $6.9 million were capitalized during the years ended December 31, 2024, 2023 and 2022, respectively. In addition, amounts relating to Costs of obtaining and fulfilling customer contracts, net, of $4.2 million, $3.9 million and $2.9 million were capitalized during the years ended December 31, 2024, 2023 and 2022, respectively. We expensed $10.7 million, $8.9 million and $8.5 million during the years ended December 31, 2024, 2023 and 2022, respectively as they related to maintenance, research or support costs. Employee related costs associated with these activities are included in Selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

Goodwill and Other Acquired Intangible Assets

Our principal acquired intangible assets relate to goodwill, trademarks, customer relationships and intellectual property licenses. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in a business combination. Trademarks and customer relationships were originally recorded at their fair values in connection with business combinations. Intellectual property licenses are recorded at cost related to specific contracts.

Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives are amortized on a straight-line basis over eighteen months to thirteen years to their estimated residual values and reviewed for impairment. Factors considered when assigning useful lives include legal, regulatory and contractual provisions, product obsolescence, demand, competition and other economic factors.

Impairment of Goodwill and Long-Lived Assets

Prior to 2024, we performed our annual goodwill impairment assessment as of December 31, the last day of our fiscal period, and whenever other facts and circumstances indicate that the carrying value may not be recoverable. During the fourth quarter of fiscal year 2024, we voluntarily made the decision to change the date of our annual impairment assessment from December 31 to December 1. The change was made to align the annual goodwill impairment assessment date more closely with the timing of our annual and long-term budgeting cycles.

We determined this change in accounting principle is preferable and will not affect our consolidated financial statements. This change is not applied retrospectively, as we believe the change in goodwill impairment testing date does not represent a material change to our method of applying an accounting principle in light of our internal controls over financial reporting and requirements to assess goodwill impairment upon certain triggering events, and does not delay, accelerate or avoid any impairment charges. Accordingly, the change will be applied prospectively.

For fiscal year 2024, we performed our annual goodwill impairment assessment as of December 1, 2024 on each of our reporting units and as of December 31, 2023 in fiscal year 2023. As such, no more than 12 months will have elapsed between our previous assessment.

For goodwill impairment evaluations, we first make a qualitative assessment to determine if goodwill is may be impaired. If it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. Goodwill is carried, and therefore tested, at the reporting unit level. As of December 31, 2024 we have five reporting units, Virtual Sports, Interactive, Leisure, and two reporting units within our Gaming segment. If the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, will be measured by comparing the implied fair value of goodwill to its carrying amount and would be charged to operations as an impairment loss. As of December 31, 2024, 2023, and 2022 management determined there were no indicators of impairment and concluded that no impairment was required at any of these dates.

We assess the recoverability of long-lived assets and intangible assets with finite useful lives whenever events arise or circumstances change that indicate the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets (or asset groups) to be held and used is measured by a comparison of the carrying amount of the asset (or asset group) to the expected net future undiscounted cash flows to be generated by that asset (or asset group) or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through expected net future undiscounted cash flows. The amount of impairment of other long-lived assets and intangible assets with finite lives is measured by the amount by which the carrying amount of the asset exceeds the fair market value of the asset. As of December 31, 2024, 2023, and 2022 management determined there were no indicators of impairment and concluded that no impairment was required at any of these dates. Refer to Note 8, “Intangible Assets and Goodwill” for more information.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

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

Derivative Financial Instruments

The Company reviews any freestanding derivative financial instruments at each balance sheet date and classifies them on the consolidated balance sheet as:

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

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

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

Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied, and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

1.	identify the contracts with a customer;

2.	identify the performance obligations within the contract, including whether they are distinct in the context of the contract and capable of being distinct;

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

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

The Company also considers the impact of any liquidated damages clauses or service level agreements that could result in credits or refunds to the client or incentive payments/bonuses from the customer upon achieving certain agreed-upon metrics. Incentive payments are accounted for as variable considerations when the likely amount of revenue to be recognized can be estimated to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Additionally, customers with volume discounts in contracts with functional IP are not considered to have material rights as royalty revenue is recognized when usage occurs.

Where variable considerations relate to a performance obligation determined to be a series, variable consideration is not estimated upfront in accordance with the exception allowed by ASC 606.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

Step 4 – Allocate the transaction price

The Company allocates the contract’s transaction price to each performance obligation based on the relative standalone selling prices of the goods or services being provided. Where a contract includes multiple performance obligations, the Company determines the standalone selling price at contract inception of the distinct good or service underlying each performance obligation in the contract and allocates the transaction price in proportion to those standalone selling prices. Where possible, the Company uses the price charged for the good or service to other customers in similar circumstances as evidence of a standalone selling price. Where this is not possible, the standalone selling price is estimated by experienced management using the best available judgement considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific factors, competitive positioning, competitor actions, internal costs, profit objectives, and pricing practices.

With respect to performance obligations that are considered to be a series, where appropriate and where the required criteria are met, variable consideration is allocated entirely to a distinct good or service that is part of a series.

Step 5 – Recognize revenue

The Company recognizes revenue over time for performance obligations that meet one of the following criteria:

a.	The customer simultaneously receives and consumes the benefits provided by the Company’s performance as the Company performs.

b.	The Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced.

c.	The Company’s performance does not create an asset with an alternative use to the Company, and the Company has an enforceable right to payment for performance completed to date.

Revenue for the Company’s remaining performance obligations that do not meet one of the above criteria is recognized at the point at which the customer obtains control of the good or service.

The Company assesses usage-based royalties it receives as consideration in contracts that predominantly relate to licenses of its intellectual property to determine if such royalties constitute a sales- or usage-based royalty, according to ASC 606-10-55-65, in which case the usage-based royalties are recognized as revenue when the usage occurs, and is reported by the licensee.

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

Transaction price is allocated to all performance obligations within a contract on the basis of their standalone selling prices. Terminal revenue is recognized at the point in time in accordance with contractual terms of each arrangement, but predominantly upon transfer of physical possession of the terminal or the lapse of customer acceptance provisions. Services such as terminal repairs, maintenance, software updates and upgrades and content development are considered stand-ready obligations; therefore, control transfers and revenue is recognized over time over the term of the service period. As the license of our intellectual property is the predominant item to which the royalty relates, revenue is recognized in the period the sale or usage occurs, and is reported by the licensee.

The Company also enters into arrangements that provide the customer with the right to use the terminals, wherein the Company operates as both a lessor and a content and service provider. ASC 842 provides a practical expedient that permits lessors to aggregate non-lease components (sever-based content, terminal repairs, maintenance, software updates and upgrades and content development) and the associated lease components (terminals) if certain conditions are met and account for the combined unit of accounting under either ASC 606 or ASC 842, based on the predominant characteristic in the arrangement. In contracts where we provide content and services that are identified as non-lease components as well as underlying assets that are identified as lease components and the lease is an operating lease, the content and service provided to the customer represents the most critical element of the arrangement. The Company has elected to combine the non-lease component and the lease component and account for the entire arrangement under ASC 606 based on the consideration that the content and service offering is the predominant and critical element of the contract.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

Virtual Sports Revenue

In Virtual Sports, the Company packages products and services in two ways:

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

For the on-premise solution, contracts typically include multiple performance obligations such as delivery of the software license, games and the content in addition to certain services such as software maintenance, support, updates, upgrades on an when and if available basis and content development. Consideration with respect to these performance obligations is a royalty that typically takes the form of a percentage of net winnings billed in arrears (usually monthly). As the license of intellectual property is the predominant item to which the royalty relates, the sales- and usage-based royalty is recognized in the period the sale or usage occurs, and is reported by the licensee. Services such as software maintenance, support, updates, upgrades on an when and if available basis and content development are considered stand-ready obligations; therefore, control transfers and revenue is recognized over time over the term of the service period.

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

Interactive Revenue

Interactive revenue is generated from various games content made available via third party aggregation platforms integrated with Inspired’s remote gaming server or direct to operators on the Company’s remote gaming servers platform, and services such as customer support, platform maintenance, updates and upgrades. The Company provides daily access to these platforms as well as a stand ready obligation to deliver customer support, platform maintenance, updates and upgrades, as such arrangements are accounted for as a single performance obligation composed of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). When required, revenue is estimated based upon the prior period averages. Consideration with respect to these performance obligations typically takes the form of usage based fees (percentage of net win) which is recognized as usage is incurred. These fees are billed in arrears (usually monthly) and due typically 30 days from the date of the invoice. Revenue from aggregators who function as an agent is recognized on a net basis while revenue from operators where the Company is the principal is recognized on a gross basis.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

Disaggregation of revenue

Information on disaggregation of revenue is included in Note 25, “Segment Reporting and Geographic Information.”

Shipping and Handling Costs

Shipping and handling costs for products sales and terminals related to subscription services are included in cost of sales for all periods presented.

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

The Company has elected to recognize stock-based compensation cost using the graded vesting attribution method for each separately vesting tranche of the award from the grant date to the date that each tranche vests over the requisite service period for the restricted stock and restricted stock units. Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. The Company accounts for forfeitures as they occur. For awards that vest over time, previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

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

Comprehensive (Loss) Income

We include and separately classify in comprehensive (loss) income unrealized gains and losses, gains or losses associated with pension or other post-retirement benefits, prior service costs or credits associated with pension or other post-retirement benefits and transition assets or obligations associated with pension or other post-retirement benefits.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

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

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

Recently Issued Accounting Standards

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. The guidance will be effective on the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective. The amendments in the Update should be applied prospectively. The adoption of ASU 2023-06 is not expected to have a material impact on the Company’s financial statement presentation or disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The amendments in ASU 2023-09 enhance income tax disclosures, primarily through standardization, disaggregation of rate reconciliation categories, and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning on January 1, 2025, with early adoption allowed. The Company is not early adopting ASU 2023-09 and will therefore adopt the standard in the 2025 financial statements. The adoption of ASU 2023-09 is not expected to have a material impact on the Company’s financial statement presentation or disclosures.

In March 2024, the FASB issued ASU No. 2024-02, “Codification Improvements—Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”). This Update contains amendments to the Codification that remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. ASU 2024-02 is effective for annual periods beginning after December 15, 2024. The adoption of ASU 2024-02 is not expected to have a material impact on the Company’s financial statement presentation or disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of income statement expenses” (“ASU 2024-03”). The amendments in ASU 2024-03 require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: 1) Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e). 2) Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements. 3) Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4) Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are still evaluating the effect of this guidance.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

Newly Adopted Accounting Standards

On January 1, 2024, the Company adopted ASU No. 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the Update 1) Require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”). 2) Require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. 3) Require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods. 4) Clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. 5) Require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. 6) Require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280.

The Company previously disclosed Cost of service, Cost of product sales, Selling, general and administrative expenses, Stock-based compensation expense, Acquisition and integration related transaction expenses and Depreciation and amortization by reportable segment. The Company has reviewed its financial reporting for additional segment expenses not already disclosed that are regularly provided to the CODM, included in reported segment profit and loss reporting and also which are quantitatively and qualitatively significant. Three categories of expenses met these criteria and have been broken out in segment disclosures. The categories are 1) Staff-related selling, general and administrative expenses, which includes compensation, benefits, bonus and contractor/temporary personnel expenses for each segment. 2) Non-staff related selling, general and administrative expenses, composed of multiple categories across each segment. 3) Labor costs capitalized which include software development costs, a primary business activity and expense for each of the segments. The Company also discloses Other segment items by reportable segment and a description of its composition, together with the title and position of the group that makes up the CODM and how that group uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.

Disclosures with respect to segment reporting are given in note 25 to these financial statements.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

3. Accounts Receivable

Accounts receivable consist of the following:

	December 31, 2024	December 31, 2023
	(in millions)
Trade receivables	$61.5	$42.8
Less: long-term receivable recorded in other assets	(0.9)	(3.0)
Finance lease receivables	5.8	5.1
Allowance for credit losses	(1.0)	(1.1)
Total accounts receivable, net	$65.4	$43.8

Changes in the allowance for credit losses are as follows:

	December 31, 2024	December 31, 2023
	(in millions)
Beginning balance	$(1.1)	$(1.4)
Additional allowance for credit losses	(0.1)	(0.2)
Recoveries	—	0.2
Write offs	0.2	0.4
Foreign currency translation adjustments	—	(0.1)
Ending balance	$(1.0)	$(1.1)

4. Inventory

Inventory consists of the following:

	December 31, 2024	December 31, 2023
	(in millions)
Component parts	$12.3	$23.3
Work in progress	0.5	0.4
Finished goods	15.2	8.6
Total inventory	$28.0	$32.3

Component parts include parts for gaming terminals. Included in inventory are reserves for excess and slow-moving inventory of $1.9 million and $2.2 million as of December 31, 2024 and 2023, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31, 2024	December 31, 2023
	(in millions)
Prepaid expenses and other assets	$10.0	$15.6
Unbilled accounts receivable	26.0	24.0
Total prepaid expenses and other assets	$36.0	$39.6

6. Property and Equipment, net

	December 31, 2024	December 31, 2023
	(in millions)
Short-term leasehold property	$3.8	$3.5
Gaming and amusement terminals	188.4	197.2
Computer equipment	12.8	12.7
Plant and machinery	4.2	4.1
	209.2	217.5
Less: accumulated depreciation and amortization	(152.8)	(156.8)
	$56.4	$60.7

Depreciation expense amounted to $19.8 million, $19.0 million and $21.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

7. Software Development Costs, net

Software development costs, net consisted of the following:

	December 31, 2024	December 31, 2023
	(in millions)
Software development costs	$154.8	$144.1
Less: accumulated amortization	(132.4)	(123.8)
	$22.4	$20.3

During the years ended December 31, 2024 and 2023, the Company capitalized $12.0 million and $12.5 million of software development costs, respectively. As of December 31, 2024 capitalized software development costs related to the Company’s implementation of an enterprise resource planning system were not material. As of December 31, 2023 approximately $1.3 million of capitalized software development costs related to the Company’s implementation of an enterprise resource planning system. Other capitalized cloud-based implementation costs were not material as of December 31, 2024 and 2023.

The total amount of software costs amortized was $10.7 million, $10.3 million and $9.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. Software costs written down to net realizable value amounted to $0.0 million, $0.3 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. The weighted average amortization period was 4.0 years and 3.8 years for the years ended December 31, 2024 and 2023, respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

The estimated software amortization expense for the years ending December 31, excluding costs that are yet to commence amortization, are as follows:

Year ending December 31, (in millions)
2025	$5.8
2026	3.5
2027	2.1
2028	0.4
2029	0.2
Thereafter	0.2
Total	$12.2

8. Intangible Assets and Goodwill

The following tables present certain information regarding our intangible assets. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives of eighteen months to thirteen years with no estimated residual values, which materially approximates the expected pattern of use.

	December 31, 2024	December 31, 2023
	(in millions)
Trademarks	$21.1	$20.4
Customer relationships	28.9	29.5
Intellectual property licenses	6.1	—
	56.1	49.9
Less: accumulated amortization	(40.0)	(36.5)
	$16.1	$13.4

Aggregate intangible asset amortization expense amounted to $3.3 million, $1.5 million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The estimated intangible asset amortization expense for the years ending December 31 are as follows:

Year ending December 31, (in millions)
2025	$3.0
2026	2.9
2027	2.7
2028	1.6
2029	1.3
Thereafter	4.6
Total	$16.1

Goodwill

Goodwill is summarized as follows:

	December 31, 2024	December 31, 2023
	(in millions)
Balance at beginning of period, gross	$79.3	$76.0
Accumulated goodwill impairment losses, recognized year ended December 31, 2020	(20.5)	(20.5)
Balance at beginning of period, net	58.8	55.5
Foreign currency translation adjustments	(1.0)	3.3
Ending balance, net	$57.8	$58.8

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

9. Other Assets

Other assets consist of the following:

	December 31, 2024	December 31, 2023
	(in millions)
Long term finance lease receivable	$5.1	$7.3
Long term receivables	0.9	3.0
Long term prepaid expenses and other assets	3.0	0.2
Pension surplus	3.5	—
	$12.5	$10.5

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2024	December 31, 2023
	(in millions)
Accounts payable	$29.3	$41.9
Payroll and related costs	5.7	5.5
Cost of sales including inventory	4.6	6.4
Other creditors	14.1	7.0
	$53.7	$60.8

11. Contract Related Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Right to recover asset	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At December 31, 2024	$61.5	$26.0	$0.6	$(18.6)	$(3.9)
At December 31, 2023	$42.8	$24.0	$0.6	$(12.7)	$(2.9)

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

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $3.8 million, $8.7 million and $7.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

For the years ended December 31, 2024 and 2023 there was no significant amounts of revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied in the respective prior periods.

The Company capitalizes certain costs incurred in obtaining or fulfilling a customer contract. The following table summarizes amounts capitalized on the Consolidated Balance Sheets at December 31, 2024 and 2023, net of accumulated amortization.

	December 31, 2024	December 31, 2023
	(in millions)
Costs to obtain contracts with customers, net	$0.6	$0.5
Customer contract fulfillment costs, net	10.4	8.9
Total costs of obtaining and fulfilling customer contracts, net	$11.0	$9.4

Amortization of capitalized contract costs was $9.5 million, $8.5 million, and $7.0 million during the years ended December 31, 2024, 2023, and 2022, respectively. We did not recognize any impairment losses on such costs during the years ended December 31, 2024, 2023, or 2022.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

Transaction Price Allocated to Remaining Performance Obligations

At December 31, 2024, the transaction price allocated to unsatisfied performance obligations for contracts expected to be greater than one year, or performance obligations for which we do not have a right to consideration from the customer in the amount that corresponds to the value to the customer for our performance completed to date, variable consideration which is not accounted for in accordance with the sales-based or usage-based royalties guidance, or contracts which are not wholly unperformed, is approximately $133.6 million. Of this amount, we expect to recognize as revenue approximately 34% within the next 12 months, approximately 44% between 13 and 36 months, approximately 22% between 37 and 60 months, and the remaining balance through December 31, 2030.

12. Other Liabilities

Other liabilities consist of the following:

	December 31, 2024	December 31, 2023
	(in millions)
Customer prepayments and deposits	$3.9	$2.9
Foreign exchange contract liabilities	—	0.6
Current portion of finance lease liabilities	4.4	0.7
Total other liabilities, current	8.3	4.2
Asset retirement obligations	2.0	1.4
Other creditors	0.4	0.7
Pension liability	—	2.0
Total other liabilities, long-term	2.4	4.1
	$10.7	$8.3

13. Long Term and Other Debt

Senior Secured Notes

On May 20, 2021, Inspired Entertainment (Financing) PLC, a wholly owned subsidiary of the Company, issued £235.0 million ($294.4 million, as translated at December 31, 2024) aggregate principal amount of its 7.875% senior secured notes due 2026 (the “Senior Secured Notes”). The Senior Secured Notes bear interest at a rate of 7.875% per annum and mature on June 1, 2026. Interest is payable on the Senior Secured Notes on June 1 and December 1 of each year, commencing on December 1, 2021.

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

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

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

Revolving Credit Facility

In connection with the issuance of the Senior Secured Notes on May 20, 2021, the Company and certain of our direct and indirect wholly-owned subsidiaries, entered into a Super Senior Revolving Credit Facility Agreement (the “RCF Agreement”) with Global Loan Agency Services Limited, as agent, Barclays Bank plc (“Barclays”) and Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK” and together with Barclays, the “Arrangers”) as arrangers and each lender party thereto (the “Lenders”), pursuant to which the Lenders agreed to provide, subject to certain conditions, a secured revolving facility loan in an original principal amount of £20 million ($25.1 million) under which certain of our subsidiaries are able to draw funds (the “RCF Loan”). The RCF Loans will terminate on November 20, 2025.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

The RCF Agreement requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 6.25x on the test date for the relevant period ended June 30, 2021, stepping down to 6.0x on March 31, 2022, 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net income (loss) excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Agreement does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at December 31, 2024 showed covenant compliance with a net leverage of 3.1x.

The outstanding principal amount of each advance under the RCF Loans is payable on the last day of the interest period relating to such advance, unless such advance is rolled over on a cashless basis in accordance with customary rollover provisions contained in the RCF Agreement, with a final repayment on November 20, 2025.

During the year ended December 31, 2023, the Company drew down on the RCF Agreement. Amounts due under the RCF Agreement at December 31, 2024 and December 31, 2023 amounted to £15.0 million ($18.8 million). Interest relating to amounts drawn under the RCF Agreement amounted to $1.9 million and $0.2 million for the years ended December 31, 2024 and December 31, 2023, respectively, and is recorded in Interest expense, net.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

Outstanding Debt and Finance Leases

The following reflects outstanding debt and finance leases as of the dates indicated below:

	Principal	Unamortized deferred financing charge	Book value, December 31, 2024
	(in millions)
Senior secured notes	$313.2	$(2.2)	$311.0
Finance lease liabilities	23.0	—	23.0
Total long-term debt outstanding	336.2	(2.2)	334.0
Less: current portion of long-term debt	(23.2)	—	(23.2)
Long-term debt, excluding current portion	$313.0	$(2.2)	$310.8

	Principal	Unamortized deferred financing charge	Book value, December 31, 2023
	(in millions)
Senior secured notes	$318.7	$(4.0)	$314.7
Finance lease liabilities	2.4	—	2.4
Total long-term debt outstanding	321.1	(4.0)	317.1
Less: current portion of long-term debt	(19.8)	—	(19.8)
Long-term debt, excluding current portion	$301.3	$(4.0)	$297.3

The Company is in compliance with all relevant financial covenants and the long-term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt as of December 31, 2024 matures as follows:

Fiscal period:	Senior bank debt	Finance leases	Total
	(in millions)
2025	$18.8	$4.4	$23.2
2026	294.4	4.7	299.1
2027	—	5.3	5.3
2028	—	5.8	5.8
2029	—	2.8	2.8
Total	$313.2	$23.0	$336.2

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

The fair value of our long-term senior debt as of December 31, 2024, was $287.1 million, based upon quoted prices in the marketplace, which are considered Level 2 inputs.

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

At December 31, 2024 and December 31, 2023, there were no Level 3 inputs, and no transfers in or out of Level 3 from other levels in the fair value hierarchy.

15. Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 49,000,000 shares of common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each common share.

16. Stock-Based Compensation

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

As of December 31, 2024, there were (i) 866,324 shares subject to outstanding awards under the 2023 Plan, including 452,573 shares subject to performance-based target awards, 93,750 shares subject to market-price vesting conditions and 136,135 shares subject to awards as to which the applicable vesting conditions have been met which remain subject to deferred settlement (a portion of which settled in January 2025); (ii) 1,646,807 shares subject to outstanding awards under the Prior Plans, including 62,500 shares subject to performance-based target awards, 97,500 shares subject to market-price vesting conditions, 77,949 shares subject to awards that were previously subject to performance criteria that were determined to have been met which continue to remain subject to a time-based vesting schedule and 1,340,445 shares subject to awards as to which the applicable vesting conditions have been met which remain subject to deferred settlement (a portion of which settled in January 2025); and (iii) 1,168,686 shares subject to outstanding awards under the Terminated Plans as to which the applicable vesting conditions have been met which remain subject to deferred settlement. As of December 31, 2024, there were 2,562,170 shares available for new awards under the 2023 Plan (which includes shares rolled over from the Prior Plans) and no shares available for new awards under the Prior Plans. All awards outstanding as of December 31, 2024 consisted of RSUs (including time-based RSUs, performance-based RSUs and stock price based RSUs).

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

The Company also has an employee stock purchase plan (“ESPP”) that authorizes the issuance of up to an aggregate of 500,000 shares of common stock pursuant to purchases thereunder by employees. The ESPP, which was approved by stockholders in July 2017, is administered by the Compensation Committee which has discretion to designate the length of offering periods and other terms subject to the requirements of the ESPP. Offerings may also be under the ESPP’s subplan for UK-based employees (the “Subplan”) which was adopted in June 2022 and is designed to meet the requirements of a sharesave scheme under UK law. The terms applicable to offerings approved under the ESPP and Subplan for 2023 and 2024 are described below.

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

As of December 31, 2024, a total of 460,001 shares remained available for purchase under the ESPP (including in connection with outstanding purchase rights under the Company’s ongoing offering periods). No shares were purchased under the ESPP in 2022, a total of 4,080 shares were purchased in 2023 (at a purchase price of $8.483 per share) and a total of 3,670 shares were purchased in 2024 (at a purchase price of $8.109 per share). Such shares (from the 2023 and 2024 purchases) were issued in 2024. Based on enrollments in the ESPP (including the Subplan), an aggregate of approximately 125,000 shares were subject to outstanding purchase rights thereunder as of December 31, 2024.

A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested Outstanding at January 1, 2024 (1)	1,241,675	$12.79
Granted (2)	654,384	$9.07
Forfeited	(272,094)	$(12.90)
Vested (3)	(837,414)	$(11.77)
Unvested Outstanding at December 31, 2024	786,551	$10.75

(1)	The amount shown as “unvested outstanding at January 1, 2024” does not include certain tranches of Adjusted EBITDA RSUs that have performance criteria for annual periods later than 2023 (an aggregate of 312,500 RSUs, including 62,500 subject to 2024 criteria), which were part of sign-on tranches approved for our Executive Chairman and our Chief Executive Officer during the years 2021 and 2023, as the applicable performance targets were not set by January 1, 2024 (and, accordingly, the accounting grant dates had not yet occurred for the tranches). Such tranches had previously been included in the amounts shown in 2023 as unvested outstanding since the initial approval date for the tranches. The targets for the 2024 period were set in February 2024 and the remaining targets (for each of 2025, 2026 and 2027) are anticipated to be set in February of the performance year.

(2)	The amount shown as “granted” includes 245,694 performance-based target RSUs as to which the number eligible to vest ranged from 0% to 200% of the target amount of RSUs (a maximum of 491,388 RSUs based on attainment of Adjusted EBITDA targets for 2024 and criteria previously set by the Compensation Committee).

(3)	The RSUs that vested during the year ended December 31, 2024 included: (a) approximately 261,700 RSUs that are subject to deferred settlement terms; and (b) approximately 481,600 RSUs that vested on the last day of the year and were settled on a net share basis in January 2025.

The Company issued a total of 362,951 shares during the year ended December 31, 2024, in connection with the Company’s equity-based plans, which included an aggregate of 333,161 shares issued in connection with the net settlement of RSUs that vested during the prior year (primarily on December 29, 2023).

The weighted average grant date fair value of awards granted for years ended December 31, 2024, December 31, 2023 and December 31, 2022 amounted to $9.07, $14.14 and $14.36, respectively. The vesting date value of RSUs vesting for years ended December 31, 2024, December 31, 2023 and December 31, 2022 amounted to $7.6 million, $10.2 million and $10.8 million, respectively.

When tax deductions from stock options and awards are less than the cumulative book compensation expense, the tax effect of the resulting differences is a shortfall. For the year ended December 31, 2024 an income tax expense of $0.5 million was recorded for shortfalls generated from stock options and awards exercised in 2024. There was no income tax benefit recognized related to awards that vested during the years ended December 31, 2023, and 2022, as there was a full valuation allowance in place against the RSU scheme’s deferred tax asset.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

The Company recognized stock-based compensation expense as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(in millions)
RSUs	$6.7	$10.4	$10.1
ESPP	0.1	0.2	—
Payroll taxes on vesting of RSUs	0.8	0.6	0.7
	$7.6	$11.2	$10.8

Total unrecognized compensation expense related to unvested stock awards and unvested RSUs at December 31, 2024 amounts to $2.4 million and is expected to be recognized over a weighted average period of 1.5 years.

17. Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2022	$(71.3)	$1.0	$26.7	$(43.6)
Change during the period	(12.7)	(0.7)	6.4	(7.0)
Balance at December 31, 2022	(84.0)	0.3	33.1	(50.6)
Change during the period	5.9	(0.3)	0.7	6.3
Balance at December 31, 2023	(78.1)	—	33.8	(44.3)
Change during the period	(1.4)	—	(4.7)	(6.1)
Deferred tax on change during the period	1.0	—	1.1	2.1
Balance at December 31, 2024	$(78.5)	$—	$30.2	$(48.3)

In connection with the issuance of the Senior Secured Notes, and the entry into the RCF Agreement, on May 19, 2021, the Company terminated all of its interest rate swaps. Accordingly, hedge accounting is no longer applicable. The amounts previously recorded in Accumulated Other Comprehensive Income were amortized into Interest expense over the terms of the hedged forecasted interest payments. Losses reclassified from Accumulated Other Comprehensive Income into Interest expense in the Consolidated Statements of Operations and Income for the year ended December 31, 2024, December 31, 2023 and December 31, 2022 amounted to $0.0 million, $0.3 million and $0.7 million, respectively.

18. Net Income (Loss) per Share

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because they were either contingently issuable shares or because their inclusion would be anti-dilutive:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
RSUs	253,750	799,756	382,500

The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.

	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount, Year Ended December 31, 2024
Basic EPS
Income available to common stockholders	$64.8	28,521,027	$2.27
Effect of Dilutive Securities
RSUs	—	678,348	(0.05)
Diluted EPS
Income available to common stockholders	$64.8	$29,199,375	$2.22

	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount, Year Ended December 31, 2023
Basic EPS
Income available to common stockholders	$6.9	28,073,408	$0.25
Effect of Dilutive Securities
RSUs	—	1,141,175	(0.01)
Diluted EPS
Income available to common stockholders	$6.9	$29,214,583	$0.24

	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount, Year Ended December 31, 2022
Basic EPS
Income available to common stockholders	$21.2	28,049,918	$0.76
Effect of Dilutive Securities
RSUs	—	1,042,937	(0.03)
Diluted EPS
Income available to common stockholders	$21.2	$29,092,855	$0.73

The calculation of Basic EPS includes the effects of 2,091,536, 2,425,236 and 1,703,142 shares for the years ended December 31 2024, 2023 and 2022, respectively, with respect to RSU awards that have vested but have not yet been issued.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

19. Other Finance Income

Other finance income consisted of the following:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(in millions)
Pension interest cost	$(3.4)	$(3.4)	$(2.2)
Expected return on pension plan assets	3.9	3.8	3.3
	$0.5	$0.4	$1.1

20. Income Taxes

The effective tax rates for the years ended December 31, 2024, 2023 and 2022 were (3,466.2)%, 42.1% and 8.9% respectively. For the year ended December 31, 2024, the Company’s effective tax rate differs from the federal statutory rate primarily due to the reversal of a majority of the Company’s valuation allowance on its deferred tax assets in various jurisdictions as well as an inclusion for global low-taxed income. For the year ended December 2023 and 2022, the Company’s effective tax rate differs from the federal statutory rate primarily due to losses in certain jurisdictions where the Company presently has recorded a valuation allowance against the related tax benefit as well as an inclusion for global intangible low-taxed income.

The components of earnings before income taxes on the Company’s consolidated statement of operations by the U.S. and foreign jurisdictions were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(in millions)
United States	$(21.6)	$(17.7)	$(8.1)
Foreign jurisdictions	23.4	29.6	31.4
Total earnings (loss) before income taxes	$1.8	$11.9	$23.3

Income tax provision, as reflected in the Company’s consolidated statement of operations, consists of the following:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(in millions)
Current provision (benefit)
Federal	$4.6	$3.0	$0.7
State	(0.1)	0.4	—
Foreign	1.9	1.6	1.4
Total current	$6.4	$5.0	$2.1

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(in millions)
Deferred provision (benefit)
Federal	$(2.7)	$—	$—
State	—	—	—
Foreign	(66.7)	—	—
Total deferred	$(69.4)	$—	$—

Total provision	$(63.0)	$5.0	$2.1

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

The differences between the federal statutory tax rate and our effective rate are reflected in the following table for the years ended December 31, 2024, 2023 and 2022:

	December 31, 2024	December 31, 2023	December 31, 2022
	(in millions)
Statutory income tax	21.0%	21.0%	21.0%
State taxes (net of federal)	(7.4)%	2.3%	0.4%
Non-deductible officers’ compensation	41.9%	8.8%	7.5%
Global intangible low-taxed income	295.2%	38.2%	33.1%
Other permanent differences	(14.4)%	(0.8)%	0.3%
Prior year true ups	(59.1)%	(5.6)%	0.0%
Effect of rates different than statutory	59.9%	3.8%	(2.2)%
Non-creditable withholding taxes	83.4%	9.0%	4.7%
Foreign tax true ups	0.0%	0.4%	(0.1)%
Research and development tax credits	0.0%	0.0%	(1.2)%
Subpart F	105.4%	7.0%	0.0%
Other	12.8%	2.4%	(0.3)%
Change in valuation allowance	(4,005.0)%	(44.4)%	(54.3)%
Effective income tax rate	(3,466.2)%	42.1%	8.9%

The net deferred tax assets and liabilities arising from temporary differences are as follows:

	December 31, 2024	December 31, 2023
	(in millions)
Depreciation	$45.8	$49.7
Net operating losses	19.7	22.7
Other temporary differences	2.9	3.2
Intangible Assets	7.4	5.6
Right of Use liability	9.0	3.6
Total gross deferred tax assets	84.8	84.8
Valuation allowance balance	(8.5)	(81.2)
Gross deferred tax assets	76.3	3.6
Intangible assets	—	—
Other temporary differences	—	—
Right of Use asset	(8.9)	(3.6)
Gross deferred tax liabilities	(8.9)	(3.6)
Net deferred tax assets	$67.4	$—

Changes in the valuation allowance are as follows:

	December 31, 2024	December 31, 2023
	(in millions)
Beginning balance	$81.2	$83.1
(Decrease) increase	(5.3)	(1.9)
Reversal of allowance	(67.4)	—
Ending balance	$8.5	$81.2

As of December 31, 2024 the Company’s cumulative state net operating losses are $44.5 million, which begin to expire in 2026. The utilization of the Company’s state net operating losses may be subject to a limitation in the future due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code. As of December 31, 2024, the Company is not aware of an ownership change under Section 382.

As of December 31, 2024 and 2023, the Company also has gross net operating losses in foreign jurisdictions, primarily the UK, totaling $66.8 million and $80.7 million, respectively. The majority of these net operating losses have an unlimited carry forward period.

Management evaluates both positive and negative evidence to estimate whether sufficient future taxable income will be available to utilize existing deferred tax assets. A key piece of objective positive evidence considered is the cumulative income generated over a three-year period. In the fourth quarter of 2024, the Company determined that, due to positive income generation in the United Kingdom in recent years leading to a cumulative income position, and based on forecasted future taxable income, while considering expected permanent and temporary timing tax differences, a significant portion of the valuation allowance against its deferred tax assets was no longer necessary. As of December 31, 2024, the Company maintains a valuation allowance of $6.4 million in the United States and $2.1 million in the United Kingdom. The remaining valuation allowance relates to capital loss carryovers in the United Kingdom, state net operating losses unable to be utilized in the United States and United States interest expected to be limited under Section 163(j).

The Company has not recognized deferred tax liabilities in respect of unremitted earnings that are considered indefinitely reinvested in foreign subsidiaries. We do not provide for taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed because we intend to invest such undistributed earnings indefinitely outside of the United States.

Currently, there are no federal, state or foreign jurisdiction tax audits pending. The Company’s corporate federal and state tax returns from 2021 to 2023 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2016 to 2023 remain subject to examination by tax authorities.

In accordance with ASC 740, the Company has evaluated its tax positions to determine if there are any uncertain tax positions. As of December 31, 2024 and 2023, the Company has no unrecognized tax benefits for uncertain tax positions and has no accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material change in the total amount of unrecognized tax benefits will occur within the next twelve months.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

21. Related Parties

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”) (an arranger and lending party under our RCF Agreement) is an affiliate of MIHI LLC, which beneficially owned approximately 11.4% of our common stock as of December 31, 2024, and 11.5% of our common stock as of December 31, 2023. Macquarie UK held $2.1 million of the total $18.8 million of RCF drawn at December 31, 2024, and $2.1 million of the total $19.1 million of RCF drawn at December 31, 2023. Interest expense payable to Macquarie UK for the RCF for the years ended December 31, 2024, 2023 and 2022 (including non-utilization fees) amounted to $0.2 million, $0.0 million and $0.0 million, respectively. Macquarie UK did not hold any of the Company’s senior notes at December 31, 2024 or December 31, 2023. MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

Richard Weil, the brother of A. Lorne Weil, our Executive Chairman, provides consulting services to the Company relating to our lottery operations in the Dominican Republic under a consultancy agreement dated December 31, 2021, as amended. The aggregate amount incurred by the Company in consulting fees was $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.

22. Leases

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

The lease term begins on the commencement date, which is the date the Company takes possession of the property. The Company’s lease terms may include options to extend or terminate the lease. These options to extend or terminate are assessed on a lease-by-lease basis, and the ROU assets and lease liabilities are adjusted when it is reasonably certain that the option to extend or terminate will be exercised. The lease term is used to determine lease classification as an operating or finance lease and is used to calculate straight-line expense for operating leases. The operating leases have remaining terms of 1 to 11 years.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

The Company is also party to finance leases with third parties with respect to gaming machines. Payment terms and interest rates are fixed at lease inception. Minimum amounts of cash are required to be maintained in the Company’s bank accounts with respect to the finance leases. The leases have remaining terms of between 6 months and 4.5 years.

The components of lease expense were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(in millions)
Finance lease costs:
Depreciation	$1.0	$0.7	$0.9
Interest	1.8	0.3	0.2
Operating lease costs	6.7	5.5	5.8
Short-term lease costs	1.6	2.1	1.2
Variable lease costs	2.3	2.3	2.5
Total	$13.4	$10.9	$10.6

	December 31, 2024	December 31, 2023
Weighted average remaining lease term – finance leases	50.0 months	30.9 months
Weighted average remaining lease term – operating leases	77.3 months	73.3 months
Weighted average discount rate – finance leases	16.7%	10.5%
Weighted average discount rate – operating leases	9.5%	8.9%

Assets leased under finance leases had a cost of $21.4 million and $3.6 million at December 31, 2024 and 2023, respectively, and accumulated depreciation associated with these assets was $2.7 million and $1.7 million at December 31, 2024 and 2023, respectively.

Future minimum finance lease payments as of December 31, 2024 were as follows:

Year ending December 31, (in millions)
2025	$8.1
2026	7.6
2027	7.4
2028	6.9
2029	3.3
Thereafter	—
Total future minimum lease payments	33.3
Less: imputed interest	(10.3)
Total	$23.0

Future minimum operating lease payments as of December 31, 2024 were as follows:

Year ending December 31, (in millions)
2025	$5.6
2026	4.6
2027	2.5
2028	1.9
2029	1.6
Thereafter	6.7
Total future minimum lease payments	22.9
Less: imputed interest	(6.1)
Total	$16.8

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

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

Profit recognized at commencement date of sales type leases amounted to $2.7 million, $4.9 million and $3.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Lease income from operating leases and variable income and interest receivable from sales type leases is not material for any of the years presented.

Future minimum sales type lease receivables as of December 31, 2024 were as follows:

Year ending December 31, (in millions)
2025	$6.5
2026	4.2
2027	1.1
2028	0.2
2029	—
Total future minimum lease receivables	12.0
Less: imputed interest	(1.1)
Total	$10.9

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

23. Commitments and Contingencies

Employment Agreements

We are party to employment agreements with our executive officers and other employees of the Company and our subsidiaries which contain, among other terms, provisions relating to severance and notice requirements.

Arrangements with Daniel B. Silvers, former Executive Vice President and Chief Strategy Officer

Effective January 10, 2023, Mr. Silvers stepped down from his position as Executive Vice President and Chief Strategy Officer of the Company. Pursuant to Mr. Silvers’ employment agreement dated December 14, 2016, as amended, Mr. Silvers was entitled to receive a base salary at a rate of $385,000 per year, a target annual bonus of not less than 100% of his base salary and a maximum annual bonus of 200% of his base salary. He was also entitled to reimbursement for private medical insurance and to severance benefits over a period of two years which were accrued in 2023.

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

24. Pension Plan

We operate a defined contribution plan in the US and both defined benefit and defined contribution pension schemes in the UK. The defined contribution scheme assets are held separately from those of the Company in an independently administered fund. The defined contribution pension cost charge represents contributions payable by the Company and amounted to $3.5 million, $3.4 million and $2.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Contributions totaling $0.4 million and $0.4 million were payable to the fund as at December 31, 2024 and 2023, respectively.

The defined benefit scheme has been closed to new entrants since April 1, 1999 and closed to future accruals for services rendered to the Company for the entire financial statement periods presented in these consolidated financial statements. Retirement benefits are generally based on a portion of an employee’s pensionable earnings during years prior to 2010.

The latest triennial actuarial valuation of the scheme as at March 31, 2024 was finalized in March 2025. The actuarial valuation revealed that the statutory funding objective was not met, i.e. there were insufficient assets to cover the Scheme’s Technical Provisions and there was a funding shortfall of £2.0 million ($2.5 million) at the valuation date. Under the Recovery Plan and Schedule of Contributions agreed between the Trustee and the Company on March 5, 2025, it was agreed that the shortfall will be met by contributions of £0.6 million ($0.8 million) for the period April 1, 2024 to December 31, 2024 and £0.7 million ($0.9 million) for the year ended December 31, 2025. The Scheme Actuary will assess the funding position of the Scheme at March 31, 2026 and if the funding level at that point is less than 100% the Company will pay a single lump sum contingent contribution calculated as the lower of the deficit calculated by the Scheme Actuary at March 31, 2026 and £0.5 million ($0.6 million). This contingent contribution will be payable by October 31, 2026. The Company will also make expense contributions of £0.3 million ($0.4 million) per annum for the period covered by the Recovery Plan and Schedule of Contributions.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

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

The scheme’s investment policy is to maximize long-term financial return commensurate with security and minimizing risk, with an objective of achieving a return of around 2.8% per annum above the return on UK Government bonds. This is achieved by holding a portfolio of marketable investments that avoids over-concentration of investment and spreads assets both over industries and geographies. In setting investment strategy, the trustees considered the lowest risk strategy that they could adopt in relation to the scheme’s liabilities and designed an asset allocation to achieve a higher return while maintaining a cautious approach to meeting the scheme’s liabilities. The trustees undertake periodic reviews of the investment strategy and take advice from their investment advisors. They consider a full range of asset classes, the risks and rewards of a range of alternative asset allocation strategies, the suitability of each asset class and the need for appropriate diversification. The current strategy is to hold 14.9% in a diversified growth fund, 15.5% in diversified credit, 6.8% in synthetic equity, 2.5% in synthetic credit, 22.3% in core liability driven investment funds and 38% in a buy-in policy.

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

Our valuation methodologies used for pension assets measured at fair value are as follows. There have been no changes in the methodologies used at December 31, 2024 and December 31, 2023.

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

As of December 31, 2024 and December 31, 2023, the diversified fund was redeemable at NAV as of the measurement dates.

With respect to the buy-in contract, it was agreed during the year ended September 27, 2014, that 281 pensioners of the plan would be insured by means of a pensioner buy-in. The pensioner buy-in contract is similar to an annuity contract, which matches cash flows with future benefit payments for a specific group of pensioners, with the obligation remaining with the plan. The liabilities and assets in respect of insured pensioners are assumed to match for the purposes of ASC 715, Pensions - Retirement Benefits, disclosures (i.e. the full benefits, excluding the cost of equalization for Guaranteed Minimum Pensions, have been insured). The approach adopted has therefore been to include within the total value of assets, an amount equal to the fair value of the buy-in assets and to set the buy-in portion of the total liability (pension benefit obligation) equal to the fair value of the buy-in based on the actuarial assumptions adopted for ASC 715 purposes at each measurement date. The buy-in contract is valued on an insurer pricing basis, reflecting assumptions on the purchase price adjusted for changes in discount rates and other actuarial assumptions, which approximates fair value and is, therefore, classified as Level 3.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

The following table sets forth the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	December 31, 2024	December 31, 2023
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$76.3	$71.2
Interest cost	3.3	3.4
Actuarial (gain) loss	(10.1)	0.6
Benefits paid	(3.5)	(3.0)
Foreign currency translation adjustments	(1.0)	4.1
Benefit obligation at end of period	$65.0	$76.3
Change in plan assets:
Fair value of plan assets at beginning of period	$74.3	$69.1
Actual (loss) gain on plan assets	(2.6)	2.8
Employer contributions	1.5	1.4
Benefits paid	(3.5)	(3.0)
Foreign currency translation adjustments	(1.2)	4.0
Fair value of assets at end of period	$68.5	$74.3
Amount recognized in the consolidated balance sheets:
Overfunded (Unfunded) status (non-current)	$3.5	$(2.0)
Net amount recognized	$3.5	$(2.0)

The following table presents the components of our net periodic pension cost (benefit):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(in millions)
Components of net periodic pension (benefit) cost:
Interest cost	$3.4	$3.4	$2.2
Expected return on plan assets	(3.9)	(3.8)	(3.3)
Amortization of net loss	1.1	0.9	0.5
Net periodic cost (benefit)	$0.6	$0.5	$(0.6)

The accumulated benefit obligation for all defined benefit pension plans was $65.0 million and $76.3 million as of December 31, 2024 and December 31, 2023, respectively. The overfunded status of our defined benefit pension plan recorded as an asset in our consolidated balance sheets as of December 31, 2024 was $3.5 million. The underfunded status of our defined benefit pension plans recorded as a liability in our consolidated balance sheets as of December 31, 2023 was $2.0 million

The estimated net loss, net transition asset (obligation) and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $0.9 million, $nil and $nil, respectively.

The fair value of the plan assets at December 31, 2024 by asset category is presented below:

	Level 1	Level 2	Level 3	Total
	(in millions)
Diversified fund	$—	$45.1	$—	$45.1
Buy-in contract	—	—	23.2	23.2
Cash and other current assets	0.2	—	—	0.2
Total	$0.2	$45.1	$23.2	$68.5

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

The fair value of the plan assets at December 31, 2023 by asset category is presented below:

	Level 1	Level 2	Level 3	Total
	(in millions)
Diversified fund	$—	$45.1	$—	$45.1
Buy-in contract	—	—	28.9	28.9
Cash	0.3	—	—	0.3
Total	$0.3	$45.1	$28.9	$74.3

Changes in the value of Level 3 assets are as follows:

December 31, 2024
(in millions)
Beginning balance	$28.9
Actual return on plan assets still held	(3.4)
Transfer of payments to the Plan in respect of insured pensioner members	(1.9)
Foreign currency translation adjustments	(0.4)
Ending balance	$23.2

The table below presents the weighted-average actuarial assumptions used to determine the benefit obligation and net periodic benefit cost for the Plan.

	December 31, 2024	December 31, 2023
Discount rate – non-insureds	5.64%	4.71%
Discount - insureds	4.98%	4.07%
Expected return on assets	6.40%	5.30%
RPI inflation	3.13%	3.02%
CPI inflation – pre 2030	2.13%	2.02%
CPI inflation – post 2030	2.93%	2.82%
Pension increases – pre-2006 service	2.97%	2.83%
Pension increases – post-2006 service	2.01%	1.86%
Pension increases – post 1988 GMP – pre 2030	1.83%	1.77%
Pension increases – post 1988 GMP – post 2030	2.21%	2.16%

The following benefit payments are expected to be paid:

(in millions)
2025	$3.6
2026	$3.5
2027	$3.7
2028	$3.7
2029	$4.1
2030 to 2034	$23.1

25. Segment Reporting and Geographic Information

Operating segments are identified as components of an enterprise for which separate and discrete financial information is available and is used by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision-making group consists of the Executive Chairman, the Chief Executive Officer and the Chief Financial Officer.

The Company’s chief decision-making group uses measures of segment profit and loss to evaluate the performance areas of 1) Achievement of revenue and gross margin; 2) Level of staff and non-staff expenses against budget; 3) Investment in capitalized software development; and 4) Additional cash expenditures impacting working capital. The decision-making group uses the information to allocate financial resources and drive operation decisions such as investing in new customers, products, geographies and refocusing commercial teams to drive new sales, accelerating or delaying staffing or other selling, general and administrative expenditures and ensuring technology staff utilization on new product development.

The Company operates its business along four operating segments, which are segregated on the basis of revenue stream: Gaming, Virtual Sports, Interactive and Leisure. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

Other segment items consist of costs incurred in restructuring activities.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.”

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

The following tables present revenue, cost of sales, excluding depreciation and amortization, staff-related selling, general and administrative expenses, non-staff related selling, general and administrative expenses, labor costs capitalized, depreciation and amortization, stock-based compensation expense, acquisition related transaction expenses, other segment items, operating profit/(loss), total assets and total capital and other long-lived asset expenditures for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, right of use assets, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions. All acquisition and integration related transaction expenses are allocated as corporate function costs.

Segment Information

Year Ended December 31, 2024

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$74.7	$45.4	$39.3	$99.2	$—	$258.6
Product sales	35.9	—	—	2.6	—	38.5
Total revenue	110.6	45.4	39.3	101.8	—	297.1
Cost of sales, excluding depreciation and amortization:
Cost of service	(20.0)	(1.7)	(1.7)	(46.9)	—	(70.3)
Cost of product sales	(21.2)	—	—	(0.8)	—	(22.0)
Staff-related selling, general and administrative expenses	(18.1)	(9.2)	(8.9)	(16.8)	(12.5)	(65.5)
Non-staff related selling, general and administrative expenses	(10.5)	(2.7)	(5.4)	(14.8)	(17.6)	(51.0)
Labor costs capitalized	4.5	4.3	2.3	0.8	—	11.9
Stock-based compensation expense	(0.9)	(0.5)	(0.4)	(0.6)	(5.2)	(7.6)
Depreciation and amortization	(16.8)	(5.6)	(5.5)	(12.9)	(2.5)	(43.3)
Other segment items	(3.7)	—	—	—	(14.9)	(18.6)
Segment operating income (loss)	23.9	30.0	19.7	9.8	(52.7)	30.7

Net operating income						$30.7

Total assets at December 31, 2024	$185.2	$74.7	$25.2	$98.0	$55.3	$438.4

Total goodwill at beginning of period	$12.2	44.8	1.8	20.5	—	79.3
Accumulated goodwill impairment losses	—	—	—	(20.5)	—	(20.5)
Total goodwill at beginning of period, net	12.2	44.8	1.8	—	—	58.8
Foreign currency translation adjustments	(0.2)	(0.8)	—	—	—	(1.0)
Total goodwill at December 31, 2024, net	$12.0	$44.0	$1.8	$—	$—	$57.8
Total capital and other long-lived asset expenditures for the year ended December 31, 2024	$9.4	$9.6	$1.7	$11.5	$4.3	$36.5

Year Ended December 31, 2023

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$79.6	$56.2	$27.9	$94.1	$—	$257.8
Product sales	62.9	—	—	2.2	—	65.1
Total segment revenue	142.5	56.2	27.9	96.3	—	322.9
Cost of sales, excluding depreciation and amortization:
Cost of service	(24.6)	(1.4)	(1.7)	(47.4)	—	(75.1)
Cost of product sales	(52.4)	—	—	(1.1)	—	(53.5)
Staff-related selling, general and administrative expenses	(17.9)	(8.3)	(8.4)	(16.7)	(11.2)	(62.5)
Non-staff related selling, general and administrative expenses	(9.3)	(2.4)	(4.9)	(13.0)	(14.7)	(44.3)
Labor costs capitalized	4.5	3.5	2.5	1.3	—	11.8
Stock-based compensation expense	(1.5)	(0.4)	(0.6)	(1.0)	(7.7)	(11.2)
Depreciation and amortization	(18.7)	(3.2)	(3.7)	(11.6)	(2.4)	(39.6)
Other segment items	—	—	—	—	(9.6)	(9.6)
Segment operating income (loss)	22.6	44.0	11.1	6.8	(45.6)	38.9

Net operating income						$38.9

Total assets at December 31, 2023	$132.9	$59.7	$17.8	$72.4	$60.2	$343.0

Total goodwill at beginning of period	$11.6	42.1	1.8	20.5	—	76.0
Accumulated goodwill impairment losses	—	—	—	(20.5)	—	(20.5)
Total goodwill at beginning of period, net	11.6	42.1	1.8	—	—	55.5
Foreign currency translation adjustments	0.6	2.7	—	—	—	3.3
Total goodwill at December 31, 2023, net	$12.2	$44.8	$1.8	$—	$—	$58.8
Total capital and other long-lived asset expenditures for the year ended December 31, 2023	$21.6	$3.9	$2.7	$18.6	$1.8	$48.6

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

Year Ended December 31, 2022

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$78.8	$54.2	$20.6	$93.2	$—	$246.8
Product sales	35.4	—	—	2.3	—	37.7
Total revenue	114.2	54.2	20.6	95.5	—	284.5
Cost of sales, excluding depreciation and amortization:
Cost of service	(23.7)	(1.8)	(1.3)	(44.6)	—	(71.4)
Cost of product sales	(22.0)	—	—	(1.5)	—	(23.5)
Staff-related selling, general and administrative expenses	(18.4)	(8.3)	(7.1)	(14.3)	(13.0)	(61.1)
Non-staff related selling, general and administrative expenses	(8.3)	(1.9)	(4.4)	(12.4)	(12.2)	(39.2)
Labor costs capitalized	2.6	2.7	3.2	1.1	—	9.6
Stock-based compensation expense	(1.6)	(0.7)	(0.7)	(0.6)	(7.2)	(10.8)
Acquisition and integration related transaction expenses	—	—	—	—	(0.5)	(0.5)
Depreciation and amortization	(19.5)	(2.7)	(2.1)	(13.5)	(2.1)	(39.9)
Other segment items	—	(0.5)	—	—	(0.7)	(1.2)
Segment operating income (loss)	23.3	41.0	8.2	9.7	(35.7)	46.5

Net operating income						$46.5

Total capital and other long-lived asset expenditures for the year ended December 31, 2022	$11.5	$1.7	$3.2	$10.9	$3.6	$30.9

Geographic Information

Geographic information for revenue is set forth below:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(in millions)
Total revenue
UK	$217.0	$250.8	$211.5
Greece	21.3	24.3	22.4
Rest of world	58.8	47.8	50.6
Total	$297.1	$322.9	$284.5

UK revenue includes revenue from customers headquartered in the UK, but whose revenue is generated globally.

Geographic information of our non-current assets excluding goodwill is set forth below:

	December 31, 2024	December 31, 2023
	(in millions)
UK	$176.7	$90.7
Greece	15.7	15.3
Rest of world	28.3	22.5
Total	$220.7	$128.5

Software development costs are included as attributable to the market in which they are utilized.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

26. Customer Concentration

During the year ended December 31, 2024 no customers represented at least 10% of revenue. During the year ended December 31, 2023 two customers represented at least 10% of revenue, accounting for 12% and 11% of the Company’s revenue, respectively. The customers were served by the Gaming, Virtual Sports and Interactive segments, and by the Virtual Sports and Interactive segments, respectively. During the year ended December 31, 2022, one customer represented at least 10% of revenue, accounting for 13% of the Company’s revenue. This customer was served by the Virtual Sports and Interactive segments.

At December 31, 2024 there was one customer that represented at least 10% of the Company’s accounts receivable, accounting for 16% of the Company’s accounts receivable. At December 31, 2023, there was one customer that represented at least 10% of the Company’s accounts receivable, accounting for 12% of the Company’s accounts receivable.

27. Revision of Previously Reported Information

During the current year, the Company identified immaterial errors in its previously reported financial statements for the year ended December 31, 2023, and December 31, 2022 relating to the classification of leases between operating and sales type and immaterial errors relating to capitalization of software project content costs.

In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the errors were immaterial to any prior annual or interim financial statements. Notwithstanding this conclusion, management has revised the accompanying consolidated financial statements for 2023 and 2022, and related notes included herein to correct the errors.

The following tables present the effect of correcting this error on the Company’s previously issued financial statements.

As of December 31, 2022

	As previously reported	Adjustment	As revised
	(in millions)
Consolidated Balance Sheet
Accounts receivable	$40.4	$2.3	$42.7
Total current assets	126.9	2.3	129.2
Property and equipment	45.1	(1.6)	43.5
Software development	18.3	(0.8)	17.5
Other assets	3.8	2.9	6.7
Total assets	287.2	2.8	290.0

For the year ended December 31, 2022

	As previously reported	Adjustment	As revised
	(in millions, except per share data)
Consolidated Statement of Operations
Revenue	$281.6	$2.9	$284.5
Cost of sales	(93.3)	(1.6)	(94.9)
Selling, general and administrative expenses	(101.9)	(0.8)	(102.7)
Depreciation and amortization	(39.9)	—	(39.9)
Net operating income	46.0	0.5	46.5
Interest expense, net	(25.3)	0.1	(25.2)
Total other expense, net	(23.3)	0.1	(23.2)
Net income before income taxes	22.7	0.6	23.3
Net income	20.6	0.6	21.2
Comprehensive income	27.6	0.6	28.2
Net income per common share - basic	0.73	0.03	0.76
Net income per common share - diluted	0.71	0.02	0.73

For the year ended December 31, 2022

	As previously reported	Adjustment	As revised
	(in millions)
Consolidated Statement of Cashflows
Net income	$20.6	$0.6	$21.2
Accounts receivable	(12.1)	(1.4)	(13.5)
Prepaid expenses and other assets	(4.3)	(1.4)	(5.7)
Net cash provided by operating activities	31.9	(2.3)	29.6
Purchases of property and equipment	(22.2)	1.6	(20.6)
Purchases of capital software and internally developed costs	(11.1)	0.7	(10.4)
Net cash used in investing activities	(39.8)	2.3	(37.5)

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023, AND FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022

For the year ended December 31, 2022

	As previously reported	Adjustment	As revised
	(in millions)
Consolidated Statement of Shareholders’ Deficit
Accumulated deficit – January 1, 2022	$(524.8)	$2.4	$(522.4)
Net income	20.6	0.6	21.2
Accumulated deficit – December 31, 2022	(514.6)	3.0	(511.6)

As of December 31, 2023

	As previously reported	Adjustment	As revised
	(in millions)
Consolidated Balance Sheet
Accounts receivable	$40.6	$3.2	$43.8
Total current assets	152.5	3.2	155.7
Property and equipment	62.8	(2.1)	60.7
Software development	21.8	(1.5)	20.3
Other assets	8.0	2.5	10.5
Total assets	340.9	2.1	343.0

For the year ended December 31, 2023

	As previously reported	Adjustment	As revised
	(in millions, except per share data)
Consolidated Statement of Operations
Revenue	$323.0	$(0.1)	$322.9
Cost of sales	(127.7)	(0.9)	(128.6)
Selling, general and administrative expenses	(115.5)	(0.3)	(115.8)
Depreciation and amortization	(39.9)	0.3	(39.6)
Net operating income	39.9	(1.0)	38.9
Interest expense, net	(27.7)	0.3	(27.4)
Total other expense, net	(27.3)	0.3	(27.0)
Net income before income taxes	12.6	(0.7)	11.9
Net income	7.6	(0.7)	6.9
Comprehensive income	1.3	(0.7)	0.6
Net income per common share - basic	0.27	(0.02)	0.25
Net income per common share - diluted	0.26	(0.02)	0.24

For the year ended December 31, 2023

	As previously reported	Adjustment	As revised
	(in millions)
Consolidated Statement of Cashflows
Net income	$7.6	$(0.7)	$6.9
Depreciation and amortization	39.9	(0.3)	39.6
Accounts receivable	1.7	(0.6)	1.1
Prepaid expenses and other assets	(8.5)	0.5	(8.0)
Net cash provided by operating activities	55.8	(1.1)	54.7
Purchases of property and equipment	(32.8)	0.8	(32.0)
Purchases of capital software and internally developed costs	(15.0)	0.3	(14.7)
Net cash used in investing activities	(58.7)	1.1	(57.6)

For the year ended December 31, 2023

	As previously reported	Adjustment	As revised
	(in millions)
Consolidated Statement of Shareholders’ Deficit
Accumulated deficit – January 1, 2023	$(514.6)	$3.0	$(511.6)
Net income	7.6	(0.7)	6.9
Accumulated deficit – December 31, 2023	(508.6)	2.3	(506.3)

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

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Executive Chairman and our Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures at December 31, 2024 were not effective, due to the material weaknesses described below.

In light of these material weaknesses, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting as Part of Section 404 of the Sarbanes-Oxley Act 2002 (“SOX”)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Insofar as the Company is subject to Section 404(b) of SOX, this Annual Report on Form 10-K includes an opinion by our external auditors on the effectiveness of our internal control over financial reporting at December 31, 2024 in addition to management’s assessment of the effectiveness of internal control over financial reporting under the requirements of Section 404(a) of SOX. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, our internal control over financial reporting at December 31, 2024 was not effective, based upon the material weaknesses discussed below.

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

Identified Material Weaknesses and Remediation

Risk Assessment and Controls Design and Accounting Competency

The Company has identified areas of material weakness in internal controls over financial reporting relating to an ineffective design of business process controls across all financial reporting and closing processes as well as controls related to the application of accounting policies and procedures (the “Risk Assessment and Controls Design Material Weakness”) as well as the inadequate execution of newly designed monitoring controls (the “Monitoring Controls Material Weakness”). Namely, the Company has only partially completed the establishment of an effective control environment with an incomplete design, implementation and execution of certain process controls including but not limiting the following areas: (i) Preparation, review and approval of account analyses, summaries and reconciliations; (ii) documenting accounting policies and design procedures and controls to ensure compliance with Company accounting policies and US GAAP; (iii) satisfying enhanced documentation requirements in relation to the design and execution of Management Review Controls; (iv) accuracy of information input into and output from the financial reporting and accounting systems. The above deficiencies represented material weaknesses in the Company’s internal control over financial reporting as there was a reasonable possibility that a material misstatement with respect to certain of the Company’s significant accounts and disclosures would not be prevented or detected.

Management made significant progress towards remediation in 2024, and anticipates continued progress in 2025 with effort to continue throughout 2025. This included (1) Development and enhancement of processes and controls in all business cycles under SOX 404. (2) Documentation of all processes and controls under the guidance of external SOX advisors, along with continued documentation of key U.S. GAAP accounting policy updates, (3) Automation and streamlining of processes in critical accounting areas, including revenue billing, software capitalization, inventory, leasing, financial reporting and others, (4) Recruitment of a Vice President of Accounting and Finance and Director of Audit and SOX with extensive U.S. GAAP experience (5) Training with accounting, commercial and legal teams in critical accounting areas such as revenue recognition, balance sheet reconciliations, software project capitalization, etc., and (6) monitoring and remediation of control deficiencies as identified through internal management testing

Management’s continuing remediation efforts in 2025 for the continuing material weaknesses includes (1) implementation of new processes and controls in designated areas to evaluate, record and report transactions according to U.S. GAAP (2) Continued documentation and regular updating of U.S. GAAP accounting policies to support financial processes, SOX controls and financial disclosures (3) continued implementation of revenue billing, further automation of accounting processes in Accounts Payable, Accounts Receivable, Treasury, Inventory and Fixed Assets, and improved reporting (4) Continued advisory support from outsourced technical accounting provider on significant and complex transactions (5) Continued training in relevant U.S. GAAP and SEC Reporting areas, and (6) establishment of 404 SOX testing program and technology to support the annual internal and external audit cycle.

With respect to all deficiencies identified above, management has made significant progress on the remediation process, however the material weaknesses cannot be considered remediated until it is demonstrated that the new or enhanced controls and other impacted or dependent controls have operated effectively for a sufficient period of time.

IT General Controls

Management had identified internal control deficiencies due to IT program and data changes affecting the Company’s financially relevant applications and underlying accounting records, not being identified, tested, authorized, and implemented appropriately to validate that data produced by its financially relevant applications were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective. Additionally, there was not appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to the appropriate Company personnel. Management had concluded that these deficient controls could fail to prevent or detect a material misstatement and as such rise to a material weakness in the aggregate.

Management revised and fully implemented change management procedures across all in-scope applications in 2024. Management will work to finish remediation and operate these controls effectively over a sufficient period of time in 2025.

Management performed an extensive remediation exercise around the design of access controls and associated segregation of duties during 2024. This included 1) establishing and completing an SOD (Segregation of Duty) framework by role and associated risk assessment for all in-scope applications (2) redesigning roles and changing access levels to reflect the SOD framework, (3) updating policies, and (4) strengthening ongoing user access reviews of all in-scope applications. While this exercise was complete for most impacted IT Systems, Management will continue to work towards completing this exercise for the remaining IT systems with a goal of remediating the access control deficiency in 2025. Management will work to finish remediation and operate these controls effectively over a sufficient period of time in 2025.

With respect to all deficiencies identified above, management continues to work on the remediation process. We understand while significant progress has been made in 2024, the material weaknesses cannot be considered remediated until it is demonstrated that the new or enhanced controls and other impacted or dependent controls have been designed and operating effectively for a sufficient period of time.

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

To the Stockholders and Board of Directors of

Inspired Entertainment, Inc. and Subsidiaries

Adverse Opinion on Internal Control over Financial Reporting

We have audited Inspired Entertainment, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the subsequent paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management’s Annual Report on Internal Control Over Financial Reporting”:

●	The Company’s change management and access controls were not designed and operating effectively to ensure:

	1)	IT program and data changes affecting the Company’s financially relevant applications and underlying accounting records are identified, tested, authorized and implemented appropriately to validate that data produced by these financially relevant applications were complete and accurate, and
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

●	Business process controls across all financial reporting and closing processes as well as controls relating to the application of accounting policies and procedures were not designed and operating effectively to address the risk of material misstatements, including controls without proper segregation of duties between preparer and reviewer and key management review controls.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2024 consolidated financial statements and this report does not affect our report on such financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2024 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2024 of the and our report dated March 26, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

Marcum llp

New York, NY

March 26, 2025

Item 9B. Other Information.

During the three months ended December 31, 2024, none of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part iii

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2025, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Item 11. Executive Compensation.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2025, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2025, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2025, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 14. Principal Accountant Fees and Services.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2025, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Part iv

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. The required consolidated financial statements and notes thereto are presented starting on page F-1 of this report.

(2)	Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the consolidated financial statements and notes thereto presented starting on page F-1 of this report.

(3)	Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Inspired Entertainment, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

3.2	Second Amended and Restated Bylaws of Inspired Entertainment, Inc. (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2023, filed with the SEC on August 11, 2023).

4.1	Registration Rights Agreement, dated October 24, 2014, between Hydra Industries Acquisition Corp. and certain security holders (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company, filed with the SEC on October 29, 2014).

4.2	Registration Rights Agreement, dated December 23, 2016, by and among Hydra Industries Acquisition Corp. and the Vendors (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

4.3	Description of Securities (incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2021, filed with the SEC on March 31, 2022).

4.4	Indenture, dated as of May 20, 2021, among Inspired Entertainment (Financing) PLC, as issuer, the Company, as a guarantor, the subsidiaries of the Company named therein, as additional guarantors, GLAS Trustees Limited, as trustee, GLAS Trust Corporation Limited as security agent and GLAS Trust Company LLC as paying agent, transfer agent and registrar (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed with the SEC on May 20, 2021).

4.5	Form of 7.875% Senior Secured Notes due 2026 (included in Exhibit 4.4).

10.1	Super Senior Revolving Credit Facilities Agreement, dated as of May 20, 2021, among the Company, Gaming Acquisition Limited, Inspired Entertainment (Financing) PLC and Inspired Gaming (UK) Limited as original borrowers, the subsidiaries of the Company named therein as original guarantors, Global Loan Agency Services Limited as agent, GLAS Trust Corporation Limited as security agent and Barclays Bank plc and Macquarie Corporate Holdings Pty Limited (UK Branch) as arrangers and original lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on May 20, 2021).

Exhibit Number	Description
10.2	Form of Director and Officer Indemnity Agreement (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

10.3	Stockholders Agreement, dated December 23, 2016, by and among the Company, Hydra Industries Sponsor LLC, Macquarie Sponsor and the Vendors (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

10.4#	Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2017, filed with the SEC on December 4, 2017).

10.5#	Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017).

10.6#	Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2018, filed with the SEC on December 10, 2018).

10.7#	Inspired Entertainment, Inc. 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2021, filed with the SEC on March 31, 2022).

10.8#	Inspired Entertainment, Inc. 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2023, filed with the SEC on August 11, 2023).

10.9#	Forms of Grant Agreements for fiscal year 2023 under the Inspired Entertainment, Inc. 2021 Omnibus Incentive Plan (Time-Based Form of Agreement and Performance-Based Form of Agreement) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2023, filed with the SEC on May 10, 2023).

10.10#*	Inspired Entertainment, Inc. 2024 Short-Term Incentive Bonus Plan.

10.11#	Employment Agreement, dated as of October 9, 2020, by and between Inspired Entertainment, Inc. and A. Lorne Weil (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2020).

10.12#	Letter, dated April 12, 2021, from Inspired Entertainment, Inc. to A. Lorne Weil (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2021, filed with the SEC on May 14, 2021).

10.13#	Addendum, effective June 21, 2021, to the Employment Agreement dated October 9, 2020 by and between Inspired Entertainment, Inc. and A. Lorne Weil (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the Company on June 24, 2021).

Exhibit Number	Description
10.14#	Second Addendum, effective January 1, 2023, to the Employment Agreement dated October 9, 2020, as amended, by and between Inspired Entertainment, Inc. and A. Lorne Weil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on January 17, 2023).

10.15#	Addendum, effective January 1, 2025, to the Employment Agreement dated October 9, 2020, as amended, by and between Inspired Entertainment, Inc. and A. Lorne Weil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on February 4, 2025).

10.16#	Employment Agreement, dated February 17, 2020, between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2019, filed with the SEC on March 30, 2020).

10.17#	Letter Agreement, dated July 21, 2021, by and between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 23, 2021).

10.18#	Second Addendum, effective January 1, 2023, to the Employment Agreement dated February 17, 2020, as amended, by and between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on January 17, 2023).

10.19#	Addendum, effective January 1, 2025, to the Employment Agreement dated February 17, 2020, as amended, by and between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on February 4, 2025).

10.20#

Performance-Based Grant Agreement, dated May 9, 2023, between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2023, filed with the SEC on August 11, 2023).

10.21#*	Employment Agreement, dated November 5, 2024 and effective January 1, 2025, by and between Inspired Gaming (UK) Limited and James Richardson.

10.22#	Employment Agreement, dated August 3, 2021, by and between Inspired Gaming (UK) Limited and Carys Damon (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on August 5, 2021).

10.23#	Amendment to Employment Agreement, dated March 13, 2024, by and between Inspired Gaming (UK) Limited and Carys Damon (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2023, filed with the SEC on April 15, 2024).

10.24	Inspired Entertainment, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company, filed with the SEC on July 14, 2017).

Exhibit Number	Description

10.25#	Inspired Entertainment Sharesave Plan (U.K. Appendix) (adopted as a subplan to the Inspired Entertainment Employee Stock Purchase Plan) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on November 9, 2022).

10.26#	Non-Employee Director Compensation Policy (updated as of May 9, 2023) (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2023, filed with the SEC on August 11, 2023).

10.27#	Employment Agreement, dated February 8, 2024, by and between Inspired Gaming (UK) Limited and Simona Camilleri (commenced serving as General Counsel effective July 1, 2024) (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2024, filed with the SEC on August 8, 2024).

10.28#	Letter Agreement, dated April 12, 2024, between Inspired Entertainment, Inc. and Marilyn Jentzen (incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2023, filed with the SEC on April 15, 2024).

10.29#*	Amendment, dated November 5, 2024, to the Letter Agreement, dated April 12, 2024, between Inspired Entertainment, Inc. and Marilyn Jentzen.

10.30#*	Restricted Stock Unit and Performance Stock Unit Transfer Agreement, dated as of May 17, 2024, by and among A. Lorne Weil, Hydralex Holdings LLC and Inspired Entertainment, Inc.

19.1*	Inspired Entertainment, Inc. Insider Trading Policy.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer.

32.2**	Section 906 Certification of Principal Financial Officer.

97.1	Inspired Entertainment, Inc. Clawback Policy (incorporated herein by reference to Exhibit 97.1 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2023, filed with the SEC on April 15, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

#	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: March 26, 2025	By:	/s/ A. Lorne Weil
A. Lorne Weil
Executive Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2025	/s/ A. Lorne Weil
A. Lorne Weil, Executive Chairman
(Principal Executive Officer)

Date: March 26, 2025	/s/ James Richardson
James Richardson, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 26, 2025	/s/ Michael R. Chambrello
Michael R. Chambrello, Director

Date: March 26, 2025	/s/ Ira H. Raphaelson
Ira H. Raphaelson, Director

Date: March 26, 2025	/s/ Desirée G. Rogers
Desirée G. Rogers, Director

Date: March 26, 2025	/s/ Steven M. Saferin
Steven M. Saferin, Director

Date: March 26, 2025	/s/ Katja Tautscher
Katja Tautscher, Director

Date: March 26, 2025	/s/ John M. Vandemore
John M. Vandemore, Director

