Form 10-Q
period 2025-03-31
Inspired Entertainment, Inc.
filed 2025-05-08
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, there were 26,912,201 shares of the Company’s common stock issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash	$39.0	$29.3
Accounts receivable, net	52.0	65.4
Inventory	31.1	28.0
Prepaid expenses and other current assets	35.4	36.0
Corporate tax and other current taxes receivable	4.3	1.2
Total current assets	161.8	159.9

Property and equipment, net	62.7	56.4
Software development costs, net	23.7	22.4
Other acquired intangible assets subject to amortization, net	15.6	16.1
Goodwill	59.6	57.8
Finance lease right of use asset	22.7	18.7
Operating lease right of use asset	16.0	16.2
Costs of obtaining and fulfilling customer contracts, net	12.8	11.0
Deferred tax	71.2	67.4
Other assets	12.8	12.5
Total assets	$458.9	$438.4

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$69.6	$53.7
Corporate tax and other current taxes payable	4.3	12.3
Deferred revenue, current	5.7	5.8
Operating lease liabilities	5.0	5.1
Current portion of long-term debt	19.4	18.8
Current portion of finance lease liabilities	4.9	4.4
Other current liabilities	4.2	3.9
Total current liabilities	113.1	104.0

Long-term debt	301.5	292.2
Finance lease liabilities, net of current portion	18.5	18.6
Deferred revenue, net of current portion	14.6	12.8
Operating lease liabilities	11.2	11.7
Other long-term liabilities	2.2	2.4
Total liabilities	461.1	441.7

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 26,904,832 shares and 26,581,972 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid in capital	391.3	389.9
Accumulated other comprehensive income	48.1	48.3
Accumulated deficit	(441.6)	(441.5)
Total stockholders’ deficit	(2.2)	(3.3)
Total liabilities and stockholders’ deficit	$458.9	$438.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Service	$57.0	$56.2
Product sales	3.4	6.1
Total revenue	60.4	62.3

Cost of sales:
Cost of service (1)	(15.0)	(15.9)
Cost of product sales (1)	(2.9)	(4.5)
Selling, general and administrative expenses	(30.3)	(34.2)
Depreciation and amortization	(10.6)	(9.8)
Net operating income (loss)	1.6	(2.1)

Other expense
Interest expense, net	(7.0)	(6.5)
Other finance income	0.2	0.1

Total other expense, net	(6.8)	(6.4)

Loss before income taxes	(5.2)	(8.5)
Income tax benefit	5.1	2.1
Net loss	(0.1)	(6.4)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(0.4)	0.5
Reclassification of loss on pension plan to comprehensive income	0.2	0.3
Other comprehensive (loss) income	(0.2)	0.8

Comprehensive loss	$(0.3)	$(5.6)

Net loss per common share – basic and diluted	$0.00	$(0.22)

Weighted average number of shares outstanding during the period – basic and diluted	28,973,938	28,603,734
Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(1.4)	$(2.3)

(1)	Excluding depreciation and amortization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2025

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	income	capital	deficit	deficit

Balance as of December 31, 2024	26,581,972	—	389.9	48.3	(441.5)	(3.3)
Foreign currency translation adjustments	—	—	—	(0.4)	—	(0.4)
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.2	—	0.2
Issuances under stock plans	322,860	—	—	—	—	—
Stock-based compensation expense	—	—	1.4	—	—	1.4
Net loss	—	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2025	26,904,832	$—	$391.3	$48.1	$(441.6)	$(2.2)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2024

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of December 31, 2023	26,219,021	—	386.1	44.3	(506.3)	(75.9)

Foreign currency translation adjustments	—	—	—	0.5	—	0.5
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.3	—	0.3
Issuances under stock plans	340,735	—	(0.8)	—	—	(0.8)
Stock-based compensation expense	—	—	2.0	—	—	2.0
Net loss	—	—	—	—	(6.4)	(6.4)
Balance as of March 31, 2024	26,559,756	$—	$387.3	$45.1	$(512.7)	$(80.3)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(0.1)	$(6.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9.7	9.8
Amortization of finance lease right of use asset	0.9	—
Amortization of operating lease right of use asset	0.8	1.1
Stock-based compensation expense	1.4	2.3
Amortization of deferred financing fees relating to senior debt	0.5	0.2
Deferred tax	(1.9)	—
Changes in assets and liabilities:
Accounts receivable	15.1	1.6
Inventory	(2.0)	0.4
Prepaid expenses and other assets	(0.5)	6.2
Corporate tax and other current taxes payable	(11.3)	(6.3)
Accounts payable and accrued expenses	14.3	(2.6)
Deferred revenues and customer prepayment	1.6	0.6
Operating lease liabilities	(1.1)	(1.0)
Pension contributions	(0.2)	(0.4)
Other long-term liabilities	(1.7)	0.5
Net cash provided by operating activities	25.5	6.0

Cash flows from investing activities:
Purchases of property and equipment	(9.2)	(4.4)
Purchases of capital software and internally developed costs	(2.1)	(3.3)
Contract cost expense	(3.8)	(2.4)
Net cash used in investing activities	(15.1)	(10.1)

Cash flows from financing activities:
Repayments of finance leases	(1.7)	(0.2)
Net cash used in financing activities	(1.7)	(0.2)

Effect of exchange rate changes on cash	1.0	(0.4)
Net increase (decrease) in cash	9.7	(4.7)
Cash, beginning of period	29.3	40.0
Cash, end of period	$39.0	$35.3

Supplemental cash flow disclosures
Cash paid during the period for interest	$1.2	$0.1
Cash paid during the period for income taxes	$0.7	$—
Cash paid during the period for operating leases	$1.7	$2.1

Supplemental disclosure of noncash investing and financing activities
Additional paid in capital from net settlement of RSUs	$—	$(0.8)
Lease liabilities arising from obtaining finance lease right of use assets	$(1.3)	$—
Lease liabilities arising from obtaining operating lease right of use assets	$—	$(2.2)
Right of use property and equipment acquired through finance lease	$4.2	$1.3

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

Management Liquidity Plans

As of March 31, 2025, the Company’s cash on hand was $39.0 million and the Company had working capital in addition to cash of $9.7 million. The Company recorded a net loss of $0.1 million and $6.4 million for the three months ended March 31, 2025 and 2024, respectively. Net losses include non-cash stock-based compensation of $1.4 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively.

Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $25.5 million and $6.0 million for the three months ended March 31, 2025 and 2024, respectively.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through May 2026.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023. The financial information as of December 31, 2024 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 26, 2025. The financial information for the three months ended March 31, 2024 is derived from the unaudited consolidated financial statements presented in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024 filed with the SEC on May 10, 2024, as revised (see note 19 to these financial statements for details of the revision). The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

2. Allowance for Credit Losses

Changes in the allowance for credit losses are as follows:

	March 31, 2025	December 31, 2024
	(in millions)
Beginning balance	$(1.0)	$(1.1)
Additional allowance for credit losses	—	(0.1)
Recoveries	—	—
Write offs	—	0.2
Foreign currency translation adjustments	—	—
Ending balance	$(1.0)	$(1.0)

3. Inventory

Inventory consists of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Component parts	$14.2	$12.3
Work in progress	—	0.5
Finished goods	16.9	15.2
	$31.1	$28.0

Component parts include parts for gaming terminals. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Prepaid expenses and other assets	$8.1	$10.0
Unbilled accounts receivable	27.3	26.0
	$35.4	$36.0

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Accounts payable	$37.7	$29.3
Interest payable	8.8	—
Payroll and related costs	4.7	5.7
Cost of sales including inventory	5.3	4.6
Other creditors	13.1	14.1
	$69.6	$53.7

6. Contract Related Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Right to recover asset	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At March 31, 2025	$47.3	$27.3	$0.6	$(20.3)	$(4.0)
At December 31, 2024	$61.5	$26.0	$0.6	$(18.6)	$(3.9)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $1.7 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively.

For the periods ended March 31, 2025 and 2024 respectively, there was no significant amounts of revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied in the respective prior periods.

Transaction Price Allocated to Remaining Performance Obligations

At March 31, 2025, the transaction price allocated to unsatisfied performance obligations for contracts expected to be greater than one year, or performance obligations for which we do not have a right to consideration from the customer in the amount that corresponds to the value to the customer for our performance completed to date, variable consideration which is not accounted for in accordance with the sales-based or usage-based royalties guidance, or contracts which are not wholly unperformed, is approximately $144.7 million. Of this amount, we expect to recognize as revenue approximately 27% through December 31, 2025, approximately 43% through December 31, 2027, and the remaining 30% through December 31, 2031.

7. Long Term Debt

Senior Secured Notes

Long-term debt consists of £235.0 million ($303.4 million) of Senior Secured Notes less $1.9 million of capitalized debt fees which are being amortized over the length of the Senior Secured Notes. The Senior Secured Notes bear interest at a fixed rate of 7.875% and are fully repayable on June 1, 2026.

Under our debt facilities in place as of March 31, 2025, we were not subject to covenant testing on our senior secured notes (the “Senior Secured Notes”). We are, however, subject to covenant testing at the level of Inspired Entertainment Inc., the ultimate holding company, on our Revolving Credit Facility Agreement (the “RCF Agreement”) which required the Company to maintain a maximum consolidated senior secured net leverage ratio of 6.0x on March 31, 2022, stepping down to 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Financial Covenant does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at March 31, 2025 showed covenant compliance with a net leverage of 2.9x.

The Indenture governing the Senior Secured Notes contains covenants and certain reporting requirements including the requirement to provide the lender, within 60 days after the close of the quarter, unaudited quarterly financial statements with footnote disclosures.

There were no covenant violations in the periods ended March 31, 2025 or March 31, 2024.

8. Stock-Based Compensation

A summary of the Company’s restricted stock unit (“RSU”) activity during the three months ended March 31, 2025 is as follows:

Number of Shares

Unvested Outstanding at January 1, 2025	786,551
Granted (1)	809,124
Forfeited	(117,422)
Vested	(85,214)
Unvested Outstanding at March 31, 2025	1,393,039

(1)	The amount shown as “granted” includes 259,717 performance-based target RSUs for 2025 as to which the number that ultimately vests would range from 0% to 200% of the target amount of RSUs (a maximum of 519,434 RSUs based on attainment of Adjusted EBITDA targets for 2025). The amount shown also includes tranches covering an aggregate of 104,166 Adjusted EBITDA RSUs (subject to performance criteria for 2025) which can be earned at up to 100% of the target amount of RSUs; such tranches were part of sign-on awards of multiple tranches approved in 2023 for our Executive Chairman and our Chief Executive Officer with respect to which the accounting grant date for the 2025 tranches did not occur until the targets were set in February 2025.

The Company issued a total of 322,860 shares during the three months ended March 31, 2025, in connection with the Company’s equity-based plans, which included an aggregate of 274,112 shares issued in connection with the net settlement of RSUs that vested during the prior year (on December 31, 2024) and an aggregate of 36,968 shares subject to awards that vested between 2020 and 2023.

9. Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2025	$(78.5)	$30.2	$(48.3)
Change during the period	0.4	(0.2)	0.2
Balance at March 31, 2025	$(78.1)	$30.0	$(48.1)

	Foreign Currency Translation Adjustments	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2024	$(78.1)	$33.8	$(44.3)
Change during the period	(0.5)	(0.3)	(0.8)
Balance at March 31, 2024	$(78.6)	$33.5	$(45.1)

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because they were either contingently issuable shares or because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
RSUs	$1,393,039	$1,807,119

There were no reconciling items for the three months ended March 31, 2025 or March 31, 2024.

The calculation of Basic EPS includes the effects of 2,160,393 and 1,840,165 shares for the three months ended March 31, 2025 and 2024, respectively, with respect to RSU awards that have vested but have not yet been issued.

11. Other Finance Income (Expense)

Other finance income (expense) consisted of the following:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Pension interest cost	$(0.9)	$(0.9)
Expected return on pension plan assets	1.1	1.0
	$0.2	$0.1

12. Income Taxes

The effective income tax rate for the three months ended March 31, 2025 and 2024 was 97.3% and 25.4%, respectively, resulting in a $5.1 million and $2.1 million income tax benefit, respectively.

The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including the level of pre-tax income or loss, the income mix between jurisdictions, and any discrete items that may occur.

In the fourth quarter of 2024, the Company determined that, due to positive income generation in the United Kingdom in recent years leading to a cumulative income position, and based on forecasted future taxable income, while considering expected permanent and temporary timing tax differences, a significant portion of the valuation allowance against its deferred tax assets was no longer necessary. Consistent with the position at December 31, 2024, the company maintains a valuation allowance related to capital loss carryovers in the United Kingdom, state net operating losses unable to be utilized in the United States, and United States interest expected to be limited under Section 163(j).

13. Related Parties

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”) (an arranger and lending party under our RCF Agreement) is an affiliate of MIHI LLC, which beneficially owned approximately 11.2% of our common stock as of March 31, 2025. Macquarie UK held $2.1 million of the total $19.4 million of RCF drawn at March 31, 2025 and $2.1 million of the total $18.8 million of RCF drawn at December 31, 2024. Interest expense payable to Macquarie UK for the three months ended March 31, 2025 and 2024 (including non-utilization fees) amounted to $0.1 million and $0.1 million, respectively. Macquarie UK did not hold any of the Company’s senior notes at March 31, 2025 or December 31, 2024. MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

Richard Weil, the brother of A. Lorne Weil, our Executive Chairman, provides consulting services to the Company relating to our lottery operations in the Dominican Republic under a consultancy agreement dated December 31, 2021, as amended. The aggregate amount incurred by the Company in consulting fees was $37,500 and $37,500 for the three months ended March 31, 2025 and 2024, respectively.

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

Lease income from operating leases is not material for any of the periods presented, and lease income from sales type leases for the three months ended March 31, 2024 is not material. Lease income from sales type leases for the three months ended March 31, 2025 is as follows:

Three Months Ended March 31, 2025
(in millions)
Interest receivable	$0.3
Profit recognized at commencement date of sales type leases	1.1
Unvested Outstanding at March 31, 2025	$1.4

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

Defined Benefit Pension Scheme

The defined benefit scheme has been closed to new entrants since April 1, 1999 and closed to future accruals for services rendered to the Company for the entire financial statement periods presented. The Actuarial Valuation of the scheme as at March 31, 2024, determined that the statutory funding objective was not met, i.e., there were insufficient assets to cover the scheme’s technical provisions and there was a funding shortfall.

In March 2025, a recovery plan was put in place to eliminate the funding shortfall. The plan expects the shortfall to be eliminated by October 31, 2026.

The following table presents the components of our net periodic pension cost:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Components of net periodic pension cost:
Interest cost	$0.9	$0.9
Expected return on plan assets	(1.1)	(1.0)
Amortization of net loss	0.2	0.3
Net periodic cost	$—	$0.2

17. Segment Reporting and Geographic Information

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

The following tables present revenue, cost of sales, excluding depreciation and amortization, staff-related selling, general and administrative expenses, non-staff related selling, general and administrative expenses, labor costs capitalized, depreciation and amortization, stock-based compensation expense, acquisition related transaction expenses, other segment items, operating profit/(loss), total assets and total capital and other long-lived asset expenditures for the periods ended March 31, 2025 and March 31, 2024, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, right of use assets, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions. All acquisition and integration related transaction expenses are allocated as corporate function costs.

Segment Information

Three Months Ended March 31, 2025

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$18.9	$8.7	$12.1	$17.3	$—	$57.0
Product sales	2.8	—	—	0.6	—	3.4
Total revenue	21.7	8.7	12.1	17.9	—	60.4
Cost of sales, excluding depreciation and amortization:
Cost of service	(5.4)	(0.5)	(0.6)	(8.5)	—	(15.0)
Cost of product sales	(2.6)	—	—	(0.3)	—	(2.9)
Staff-related selling, general and administrative expenses	(3.4)	(2.2)	(2.4)	(4.0)	(3.2)	(15.2)
Non-staff related selling, general and administrative expenses	(2.9)	(0.6)	(2.0)	(3.5)	(3.4)	(12.4)
Labor costs capitalized	1.9	0.9	0.6	0.1	—	3.5
Stock-based compensation expense	(0.2)	(0.1)	(0.1)	(0.1)	(0.9)	(1.4)
Depreciation and amortization	(4.7)	(1.3)	(0.7)	(3.2)	(0.7)	(10.6)
Other segment items	(0.2)	—	—	(0.1)	(4.5)	(4.8)
Segment operating income (loss)	4.2	4.9	6.9	(1.7)	(12.7)	1.6

Net operating income						$1.6

Total capital and other long-lived asset expenditures for the three months ended March 31, 2025	$8.1	$0.5	$0.5	$0.4	$1.0	$10.5

Three Months Ended March 31, 2024

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$17.7	$12.4	$8.1	$18.0	$—	$56.2
Product sales	5.5	—	—	0.6	—	6.1
Total revenue	23.2	12.4	8.1	18.6	—	62.3
Cost of sales, excluding depreciation and amortization:
Cost of service	(5.8)	(0.4)	(0.6)	(9.1)	—	(15.9)
Cost of product sales	(4.3)	—	—	(0.2)	—	(4.5)
Staff-related selling, general and administrative expenses	(4.7)	(2.2)	(2.1)	(4.2)	(2.6)	(15.8)
Non-staff related selling, general and administrative expenses	(2.9)	(0.7)	(1.4)	(3.6)	(5.0)	(13.6)
Labor costs capitalized	1.0	1.3	0.4	0.3	—	3.0
Stock-based compensation expense	(0.2)	(0.1)	(0.1)	(0.1)	(1.8)	(2.3)
Acquisition and integration related transaction expenses	—	—	—	—	—	—
Depreciation and amortization	(4.2)	(0.9)	(1.2)	(3.0)	(0.5)	(9.8)
Other segment items	—	—	—	—	(5.5)	(5.5)
Segment operating income (loss)	2.1	9.4	3.1	(1.3)	(15.4)	(2.1)

Net operating loss						$(2.1)

Total capital and other long-lived asset expenditures for the three months ended March 31, 2024	$2.0	$1.2	$0.5	$4.9	$0.5	$9.1

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Total revenue
UK	$39.4	$46.4
USA	6.5	3.7
Greece	6.2	6.1
Rest of world	8.3	6.1
Total	$60.4	$62.3

UK revenue includes revenue from customers headquartered in the UK, but whose revenue is generated globally.

Geographic information of our non-current assets excluding goodwill and deferred tax is set forth below:

	March 31, 2025	December 31, 2024
	(in millions)
UK	$122.6	$115.1
Greece	18.8	12.7
Rest of world	24.9	25.6
Total	$166.3	$153.4

Software development costs are included as attributable to the market in which they are utilized.

18. Customer Concentration

During the three months ended March 31, 2025, there were no customers that represented at least 10% of the Company’s revenues. During the three months ended March 31, 2024, there was one customer that represented at least 10% of the Company’s revenues, accounting for approximately 11% of the Company’s revenues. This customer was served by the Virtual Sports and Interactive segments.

At March 31, 2025 there was one customer that represented at least 10% of the Company’s accounts receivable, accounting for approximately 11% of the Company’s accounts receivable. At December 31, 2024, there was one customer that represented at least 10% of the Company’s accounts receivable, accounting for approximately 16% of the Company’s accounts receivable.

19. Revision of Previously Reported Information

In connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”), the Company identified immaterial errors in its previously reported financial statements for the periods ended March 31, 2024, June 30, 2024 and September 30, 2024 relating to the classification of leases between operating and sales type.

In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the errors were immaterial to any prior interim financial statements. Notwithstanding this conclusion, management has revised the accompanying consolidated financial statements for 2024, and related notes included herein to correct the errors. Management also revised the consolidated financial statements for 2024 and related notes in the 2024 Form 10-K, filed with the SEC on March 26, 2025.

The following tables present the effect of correcting this error on the Company’s previously issued financial statements.

For the period ended March 31, 2024

	As previously reported	Adjustment	As revised
	(in millions, except per share data)
Consolidated Statement of Operations
Revenue	$63.1	$(0.8)	$62.3
Depreciation and amortization	(9.9)	0.1	(9.8)
Net operating loss	(1.4)	(0.7)	(2.1)
Interest expense, net	(6.6)	0.1	(6.5)
Total other expense, net	(6.5)	0.1	(6.4)
Loss before income taxes	(7.9)	(0.6)	(8.5)
Net loss	(5.7)	(0.7)	(6.4)
Comprehensive loss	(4.4)	(1.2)	(5.6)
Net loss per common share – basic and diluted	(0.20)	(0.02)	(0.22)

For the period ended March 31, 2024

	As previously reported	Adjustment	As revised
	(in millions)
Consolidated Statement of Cashflows
Net loss	$(5.7)	$(0.7)	$(6.4)
Depreciation and amortization	9.9	(0.1)	9.8
Accounts receivable	2.7	(1.1)	1.6
Prepaid expenses and other assets	4.3	1.9	6.2
Net cash provided by operating activities	6.0	—	6.0

20. Subsequent Events

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

For the three-months ended March 31, 2025, we derived approximately 65% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), 10% from Greece, 11% from USA, and the remaining 14% across the rest of the world. For the three-months ended March 31, 2024, we derived approximately 74% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), 10% from Greece, 6% from USA, and the remaining 10% across the rest of the world.

As of March 31, 2025, our non-current assets (excluding goodwill) were attributable as follows: 74% to the UK, 11% to Greece and 15% across the rest of the world. As of March 31, 2024, our non-current assets (excluding goodwill) were attributable as follows: 75% to the UK, 8% to Greece and 17% across the rest of the world.

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

During the three-months ended March 31, 2025, we derived approximately 35% of our revenue from sales to customers outside the UK, compared to 26% during the three months ended March 31, 2024.

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

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the periods ended March 31, 2025 and March 31, 2024, the average GBP:USD rates were for the three-month period 1.26 and 1.27, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three-month period ended March 31, 2025, compared to the same period in 2024; and

●	a discussion and analysis of the results of operations for each of the Company’s segments (Gaming, Virtual Sports, Interactive and Leisure) for the three-month period ended March 31, 2025, compared to the same period in 2024, including key performance indicator (“KPI”) analysis.

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

Key Events

During the three-month period ended March 31, 2025 in the Gaming segment, we completed the installation of 5,000 new Vantage® terminals to William Hill venues. In the Greek market 1,400 new terminals were delivered to OPAP as part of the order of 4,000 new VLT’s placed in the fourth quarter of 2024.

During the three-month period ended March 31, 2025 the Interactive segment went live with 18 new operators increasing the total number of customers at the end of the period by 15 due to the closure of a few smaller customers.

During the three-month period ended March 31, 2025 the Leisure segment opened two new motorway service areas with existing customers.

Key agreements signed in the three-month period ended March 31, 2025 include a five-year contract with Buzz Bingo, a five-year contract with MOTO and a five-year contract with Welcome Break all for the provision of gaming machines in the Leisure segment.

Overall Company Results

Three Months Ended March 31, 2025, compared to Three Months Ended March 31, 2024

	For the Three-Month		Variance
	Period Ended		March 31, 2025 vs March 31, 2024
(In millions)	March 31, 2025	March 31, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$57.0	$56.2	$(0.4)	$1.2	2%	1%
Product	3.4	6.1	0.1	(2.8)	(46)%	(44)%
Total revenue	60.4	62.3	(0.3)	(1.6)	(3)%	(3)%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(15.0)	(15.9)	-	0.9	6%	6%
Cost of Product	(2.9)	(4.5)	-	1.6	36%	36%
Staff-related selling, general and administrative expenses	(15.2)	(15.8)	0.2	0.4	3%	4%
Non-staff related selling, general and administrative expenses	(12.4)	(13.6)	0.2	1.0	7%	9%
Labor costs capitalized	3.5	3.0	-	0.5	17%	17%
Other segment items:
Stock-based compensation	(1.4)	(2.3)	-	0.9	39%	39%
Depreciation and amortization	(10.6)	(9.8)	-	(0.8)	(8)%	(8)%
Other selling, general and administrative expenses	(4.8)	(5.5)	-	0.7	13%	13%
Net operating Income / (Loss)	1.6	(2.1)	0.1	3.6	171%	176%
Other income (expense)
Interest expense, net	(7.0)	(6.5)	-	(0.5)	(8)%	(8)%
Other finance income (expense)	0.2	0.1	-	0.1	100%	100%
Total other income (expense), net	(6.8)	(6.4)	-	(0.4)	(6)%	(6)%
Net Loss from continuing operations before income taxes	(5.2)	(8.5)	0.1	3.2	38%	39%
Income tax income (expense)	5.1	2.1	0.1	2.9	138%	143%

Net Loss	$(0.1)	$(6.4)	$0.2	$6.1	95%	98%

Exchange Rate - $ to £	1.26	1.27

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue (for the three-months ended March 31, 2025, compared to the three-months ended March 31, 2024)

Consolidated Reported Revenue by Segment

For the three-month period ended March 31, 2025, revenue on a functional currency (at constant rate) basis decreased by $1.6 million, or 3%.

For the three-month period ended March 31, 2025 Gaming revenue declined by $1.5 million, predominantly due to a decrease in product sales of $2.8 million due to a decline in Product sales as activity is not linear year-on-year. Gaming service revenue increased by $1.3 million, predominantly due to growth in the UK and Greece. Virtual Sports declined by $3.6 million, with $3.3 million of the reduction coming from online sales, while Interactive grew by $4.1 million due to growth driven in the UK and North American markets. Leisure revenue declined by $0.6 million predominantly due to Holiday Parks and Pubs sectors.

Cost of Sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, for the three-month period ended March 31, 2025, decreased by $2.5 million, or 12%. This was driven by a decrease in cost of service of $0.9 million, mainly driven by seasonal timing of key UK public holidays in Leisure and a $1.6 million decrease in cost of product, predominantly driven by the decreased Video Lottery Terminal sales in Gaming.

Non-staff related selling, general and administrative expenses

Non-Staff related selling, general and administrative expenses for the three-month period ended March 31, 2025 decreased by $1.0 million, or 7%. The decrease in the three-month period was predominantly driven by reductions in Professional Fees of $1.0 million due to timing of activities, favorable realized gain on foreign currency movements of $0.3 million and lower facility costs of $0.2 million partially offset by higher IT costs of $0.5 million.

Stock-based compensation

During the three-month period ended March 31, 2025, the Company recorded expenses of $1.4 million, compared to expenses of $2.3 million, for the three-month period ended March 31, 2024. All expenses related to outstanding awards.

Depreciation and amortization

Depreciation and amortization for the three-month period ended March 31, 2025, increased by $0.8 million, driven mainly by increases in Gaming of $0.5 million and Leisure increase of $0.2 million due to an increase in machine assets, Virtual Sports of $0.4 million for increased software development and intangible assets, offset by a reduction in Interactive of $0.5 million as assets reached full amortization.

Other selling, general and administrative expenses

Other selling, general and administrative expenses for the three-month period ended March 31, 2025 decreased by $0.7 million, or 13%. The decrease in the three-month period was driven primarily by the timing of costs relating to the restatement of previously issued financial statements and expense relating to restructuring costs.

Net operating income / (Loss)

During the three-month period ended March 31, 2025, net operating income was $1.6 million, an increase of $3.6 million, compared to the prior year period. This increase was primarily driven by the increase in gross margin and a decrease in staff and non-staff related selling, general and administrative expenses, along with stock-based compensation and other selling general and administrative expenses, partially offset by an increase in depreciation and amortization.

Net Loss

For the three-month period ended March 31, 2025, net loss was $0.1 million, compared to net loss of $6.4 million in the prior year period. The increase was primarily driven by an increase of income tax income of $5.1 million as the effective tax rate in any given year is influenced by a variety of factors including the level of pre-tax income or loss, the income mix between jurisdictions, and any discrete items that may occur.

Deferred Tax

The Company maintains a valuation allowance related to capital loss carryovers in the United Kingdom, state net operating losses unable to be utilized in the United States, and United States interest expected to be limited under Section 163(j).

Segment Results (for the three-months ended March 31, 2025, compared to the three-months ended March 31, 2024)

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

Gaming, Key Performance Indicators

	For the Three-Month Period Ended		Variance March 31, 2025 vs March 31, 2024
Gaming	March 31, 2025	March 31, 2024		%

End of period installed base (# of terminals) (2)	33,924	34,793	(869)	(2.5)%
Total Gaming - Average installed base (# of terminals) (2)	33,889	34,783	(894)	(2.6)%
Participation - Average installed base (# of terminals) (2)	28,880	29,834	(954)	(3.2)%
Fixed Rental - Average installed base (# of terminals)	8,012	4,949	3,063	61.9%
Service Only - Average installed base (# of terminals)	8,080	7,848	232	3.0%
Customer Gross Win per unit per day (1) (2)	£100.2	£98.8	£1.4	1.4%
Customer Net Win per unit per day (1) (2)	£73.1	£72.2	£0.9	1.2%
Inspired Blended Participation Rate	5.1%	5.4%	(0.3)%
Inspired Fixed Rental Revenue per Gaming Machine per week	£22.8	£30.5	£(7.7)	(25.2)%
Inspired Service Rental Revenue per Gaming Machine per week	£7.8	£5.1	£2.7	52.9%
Gaming Long term license amortization (£’m)	£0.5	£0.5	£-	-%
Number of Machine sales	313	606	(293)	(48.3)%
Average selling price per terminal	£6,192	£7,171	£(979)	(13.7)%

(1)	Includes all SBG terminals in which the Company takes a participation revenue share across all territories.

(2)	Includes approximately 2,500 lottery terminals where the revenue share is on handle instead of net win.

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

	For the Three-Month Period Ended		Variance March 31, 2025 vs March 31, 2024
(In £ millions)	March 31, 2025	March 31, 2024		%
Gaming Recurring Revenue
Total Gaming Revenue	£17.2	£18.4	£(1.2)	(7)%

Gaming Participation Revenue	£9.7	£10.5	£(0.8)	(8)%
Gaming Project Recurring Revenue	£0.2	£0.2	£-	-%
Other Fixed Fee Recurring Revenue	£3.2	£2.5	£0.7	28%
Gaming Long-term license amortization	£0.5	£0.6	£(0.1)	(17)%
Total Gaming Recurring Revenue *	£13.6	£13.8	£(0.2)	(1)%
Gaming Recurring Revenue as a % of Total Gaming Revenue †	79%	75%	4%

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

	For the Three-Month Period Ended		Variance
(In millions)	March 31, 2025	March 31, 2024	March 31, 2025 vs March 31, 2024		Total Functional Currency %

Service Revenue:
UK LBO	$10.0	$9.2	$0.8	9%	10%
UK Other	2.3	2.6	(0.3)	(12)%	(10)%
Italy	0.4	0.4	-	-%	(17)%
Greece	4.6	3.9	0.7	18%	19%
Rest of the World	0.3	0.2	0.1	50%	46%
Lotteries	1.3	1.4	(0.1)	(7)%	(5)%

Total Service revenue	$18.9	$17.7	$1.2	7%	8%

Exchange Rate - $ to £	1.26	1.27

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming, Results of Operations

	For the Three-Month Period Ended		Variance March 31, 2025 vs March 31, 2024
(In millions)	March 31, 2025	March 31, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$18.9	$17.7	$(0.1)	$1.3	7%	7%
Product	2.8	5.5	0.1	(2.8)	(51)%	(49)%
Total revenue	21.7	23.2	0.0	(1.5)	(6)%	(6)%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(5.4)	(5.8)	0.1	0.3	5%	7%
Cost of Product	(2.6)	(4.3)	-	1.7	40%	40%
Total cost of sales	(8.0)	(10.1)	0.1	2.0	20%	21%

Staff-related selling, general and administrative expenses	(3.4)	(4.7)	-	1.3	28%	28%
Non-staff related selling, general and administrative expenses	(2.9)	(2.9)	-	-	-%	-%
Labor costs capitalized	1.9	1.0	0.1	0.8	80%	90%

Other segment items:

Stock-based compensation	(0.2)	(0.2)	-	-	-%	-%

Depreciation and amortization	(4.7)	(4.2)	-	(0.5)	(12)%	(12)%
Other selling, general and administrative expenses	(0.2)	-	-	(0.2)	-%	-%

Net operating Income	$4.2	$2.1	$0.2	$1.9	90%	100%

Exchange Rate - $ to £	1.26	1.27

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

Gaming Revenue

During the three-month period ended March 31, 2025, Gaming revenue decreased by $1.5 million, or 6% compared to the three-month period ended March 31, 2024. This was driven by a $1.3 million increase in Service revenue offset by a $2.8 million decrease in Product revenue.

The increase in Gaming Service revenue was driven by $0.9 million growth in the UK, predominantly due to the William Hill Vantage® terminal deployment.

The Product revenue decrease was primarily driven by lower Product sales, as the prior year period contained higher volumes of hardware sales which are less predictable in nature.

Gaming Operating / Net Income

Net income for the three-month period ended March 31, 2025 increased by $1.9 million compared to the three-month period ended March 31, 2024. The increase was primarily due to a reduction in staff-related selling, general and administrative expenses of $1.3 million driven by the closure of the Bridgend manufacturing facility in 2024.

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

Virtual Sports, Key Performance Indicators

	For the Three-Month Period Ended		Variance March 31, 2025 vs March 31, 2024
	March 31, 2025	March 31, 2024		%
Virtuals
No. of Live Customers at the end of the period	57	55	2	3.6%
Average No. of Live Customers	57	54	3	5.6%
Total Revenue (£’m)	£6.9	£9.8	£(2.9)	(29.6)%
Total Revenue £’m - Retail	£2.2	£2.3	£(0.1)	(4.3)%
Total Revenue £’m - Online Virtuals	£4.7	£7.5	£(2.8)	(37.3)%

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

	For the Three-Month Period Ended		Variance March 31, 2025 vs March 31,2024
(In £ millions)	March 31, 2025	March 31, 2024		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£6.9	£9.8	£(2.9)	(29.6)%

Recurring Revenue - Retail Virtuals	£2.0	£2.3	£(0.3)	(13.0)%
Recurring Revenue - Online Virtuals	£4.7	£7.3	£(2.6)	(35.6)%
Total Virtual Sports Long-term license amortization	£0.2	£0.1	£0.1	100.0%
Total Virtual Sports Recurring Revenue	£6.9	£9.7	£(2.8)	(28.9)%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	100.0%	99.0%	(1.0)%

“Recurring Revenue” includes our share of revenue generated from (i) our Virtual Sports products placed with operators; (ii) licensing our game content and intellectual property to third parties; and (iii) our games on third-party online gaming platforms that are interoperable with our game servers.

“Virtual Sports Long term license amortization” is the upfront license fee which is typically spread over the life of the contract.

Virtual Sports, Results of Operations

	For the Three-Month Period Ended		Variance March 31, 2025 vs March 31, 2024
(In millions)	March 31, 2025	March 31, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$8.7	$12.4	$(0.1)	$(3.6)	(29)%	(30)%

Cost of Service	(0.5)	(0.4)	-	(0.1)	(25)%	(25)%

Staff-related selling, general and administrative expenses	(2.2)	(2.2)	-	-	-%	-%
Non-staff related selling, general and administrative expenses	(0.6)	(0.7)	-	0.1	14%	14%
Labor costs capitalized	0.9	1.3	(0.1)	(0.3)	(23)%	(31)%
Other segment items:

Stock-based compensation	(0.1)	(0.1)	-	-	-%	-%

Depreciation and amortization	(1.3)	(0.9)	-	(0.4)	(44)%	(44)%

Net operating Income	$4.9	$9.4	$(0.2)	$(4.3)	(46)%	(48)%

Exchange Rate - $ to £	1.26	1.27

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

Virtual Sports revenue

During the three-month period ended March 31, 2025 revenue decreased by $3.6 million, or 29% compared to the three-month period ended March 31, 2024 primarily driven by a major customer optimizing its customer base as well as regulation of the Brazilian market.

Virtual Sports operating income

During the three-month period ended March 31, 2025, net operating income decreased by $4.3 million compared to the three-month period March 31, 2024. This decline was primarily due to the decrease in gross margin of $3.7 million, and an increase in depreciation and amortization of $0.3 million for increased software development and intangible assets.

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

Interactive, Key Performance Indicators

	For the Three-Month Period Ended		Variance March 31, 2025 vs March 31, 2024
Interactive	March 31, 2025	March 31, 2024		%

No. of Live Customers at the end of the period	190	155	35	22.6%
Average No. of Live Customers	183	154	29	18.8%
No. of Games available at the end of the period	323	298	25	8.4%
Average No. of Games available	323	296	27	9.1%
No. of Live Games at the end of the period	299	283	16	5.7%
Average No. of Live Games	299	275	24	8.7%
Total Revenue (£’m)	£9.6	£6.4	£3.2	50.0%

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

“Total Revenue (£m)” represents total revenue for the Interactive segment, including recurring and upfront service revenue.

Interactive, Results of Operations

	For the Three-Month Period Ended		Variance March 31, 2025 vs March 31, 2024
(In millions)	March 31, 2025	March 31, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$12.1	$8.1	$(0.1)	$4.1	51%	49%

Cost of Service	(0.6)	(0.6)	-	-	-	-

Staff-related selling, general and administrative expenses	(2.4)	(2.1)	-	(0.3)	(14)%	(14)%
Non-staff related selling, general and administrative expenses	(2.0)	(1.4)	-	(0.6)	(43)%	(43)%
Labor costs capitalized	0.6	0.4	-	0.2	50%	50%
Other segment items:

Stock-based compensation	(0.1)	(0.1)	(0.1)	0.1	100%	-%

Depreciation and amortization	(0.7)	(1.2)	-	0.5	42%	42%

Net operating Income	$6.9	$3.1	$(0.2)	$4.0	129%	123%

Exchange Rate - $ to £	1.26	1.27

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

Interactive revenue

During the three-month period ended March 31, 2025 revenue increased by $4.1 million, or 51% compared to the three-month period ended March 31, 2024, driven by recurring revenue growth in the UK and North America due to the launch of new content across the estate and increased promotional activity through exclusive deals with tier-one customers.

Interactive operating income

Operating income for the three-month period ended March 31, 2025 increased by $4.0 million compared to the three-month period ended March 31, 2024. This increase was driven by the increase in gross margin, partially offset by increases in staff related selling, general and administrative expenses of $0.3 million driven by annual salary increases and additional headcount, non-staff related selling, general and administrative expenses of $0.6 million predominantly due to increased IT network costs supporting revenues, partially offset by lower depreciation and amortization of $0.5 million as assets reached full amortization.

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

Leisure, Key Performance Indicators

	For the Three-Month Period Ended		Variance March 31, 2025 vs March 31, 2024
Leisure	March 31, 2025	March 31, 2024		%

End of period installed base Gaming machines (# of terminals)	9,808	10,675	(867)	(8.1)%
Average installed base Gaming machines (# of terminals)	9,894	10,677	(783)	(7.3)%
End of period installed base Other (# of terminals)	3,322	4,072	(750)	(18.4)%
Average installed base Other (# of terminals)	3,422	4,101	(679)	(16.6)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	6,130	6,308	(178)	(2.8)%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	78	159	(81)	(50.9)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	2,673	3,057	(384)	(12.6)%
Inspired Leisure Revenue per Gaming Machine per week	£74.3	£70.2	£4.1	5.8%
Inspired Pub Digital Revenue per Gaming Machine per week	£74.0	£73.3	£0.7	1.0%
Inspired Pub Analogue Revenue per Gaming Machine per week	£24.9	£31.8	£(6.9)	(21.7)%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£101.1	£91.6	£9.5	10.4%
Inspired Other Revenue per Machine per week	£30.3	£23.9	£6.4	26.8%

Total Holiday Parks Revenue (Gaming and Non Gaming) (£’m)	£2.9	£3.2	£(0.3)	(9.4)%

(1)	Motorway Service Area machines

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

“Revenue per machine unit per week” represents the average weekly participation or rental revenue recognized during the period.

Leisure, Results of Operations

	For the Three-Month Period Ended		Variance March 31, 2025 vs March 31, 2024
(In millions)	March 31, 2025	March 31, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$17.3	$18.0	$(0.1)	$(0.6)	(3)%	(4)%
Product	0.6	0.6	-	-	-%	-%
Total revenue	17.9	18.6	(0.1)	(0.6)	(3)%	(4)%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(8.5)	(9.1)	-	0.6	7%	7%
Cost of Product	(0.3)	(0.2)	-	(0.1)	(50)%	(50)%
Total cost of sales	(8.8)	(9.3)	-	0.5	5%	5%

Staff-related selling, general and administrative expenses	(4.0)	(4.2)	0.1	0.1	2%	5%
Non-staff related selling, general and administrative expenses	(3.5)	(3.6)	-	0.1	3%	3%
Labor costs capitalized	0.1	0.3	-	(0.2)	(67)%	(67)%
Other segment items:

Stock-based compensation	(0.1)	(0.1)	(0.1)	0.1	100%	-%

Depreciation and amortization	(3.2)	(3.0)	-	(0.2)	(7)%	(7)%
Other selling, general and administrative expenses	(0.1)	-	(0.1)	-	-%	(100)%
Net operating Loss	(1.7)	(1.3)	$(0.2)	$(0.2)	(15)%	(31)%

Exchange Rate - $ to £	1.26	1.27

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

Leisure Revenue

For the three-month period ended March 31, 2025 revenue decreased by $0.6 million or 3% compared to the three-month period ended March 31,2024, which was predominantly due to seasonality in Holiday Parks for the timing of a key public holiday in the UK.

Leisure Operating Income

Operating income for the three-month period ended March 31, 2025 decreased by $0.2 million compared to the three-month period ended March 31, 2024. This was primarily due to lower labor costs capitalized due to the mix of projects completed and higher depreciation and amortization for assets capitalized in previous periods.

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

Reconciliation to Adjusted EBITDA by segment for the Three Months Ended March 31, 2025

		For the Three-Month Period Ended March 31, 2025
(In millions)	Statutory Heading	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	Net Income	$(0.1)	$4.2	$4.9	$6.9	$(1.7)	$(14.4)

Pension charges (1)	Staff-related selling, general and administrative expenses	$0.2					0.2

Cost of Group Restructure (2)	Other selling, general and administrative expenses	$0.6	0.2			0.1	0.3
Cost of Group Restatement (3)	Other selling, general and administrative expenses	$4.0					4.0
Stock-based compensation expense (4)	Stock-based compensation expense	$1.4	0.2	0.1	0.1	0.1	0.9

Depreciation and amortization (4)	Depreciation and amortization	$10.6	4.7	1.3	0.7	3.2	0.7
Interest expense net (4)	Interest expense net	$7.0					7.0
Other finance expenses / (income) (4)	Other finance expenses / (income)	$(0.2)					(0.2)
Income Tax (4)	Income Tax	$(5.1)					(5.1)
Adjusted EBITDA		$18.4	$9.3	$6.3	$7.7	$1.7	$(6.6)

Adjusted EBITDA		£14.6	£7.3	£5.0	£6.2	£1.5	£(5.4)
Exchange Rate - $ to £ (6)		1.26

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Three Months Ended March 31, 2024

		For the Three-Month Period Ended March 31, 2024
(In millions)	Statutory Heading	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)		$(6.4)	$2.1	$9.4	$3.1	$(1.3)	$(19.7)

Pension charges (1)	Staff-related selling, general and administrative expenses	$0.3					0.3

Cost of Group Restructure (2)	Other selling, general and administrative expenses	$0.2					0.2
Cost of Group Restatement (3)	Other selling, general and administrative expenses	$5.0					5.0
Stock-based compensation expense (4)	Stock-based compensation expense	$2.3	0.2	0.1	0.1	0.1	1.8
Depreciation and amortization (4)	Depreciation and amortization	$9.8	4.2	0.9	1.2	3.0	0.5

Interest expense net (4)	Interest expense net	$6.5					6.5
Other finance expenses / (income) (4)	Other finance expenses / (income)	$(0.1)					(0.1)
Income tax (4)	Income tax	$(2.1)					(2.1)
Adjusted EBITDA		$15.5	$6.5	$10.4	$4.4	$1.8	$(7.6)

Adjusted EBITDA		£12.3	£5.3	£8.1	£3.4	£1.5	£(6.0)
Exchange Rate - $ to £ (5)		1.27

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

(3)

“Cost of Group Restatement” includes accounting advice and other related costs associated with the restatement of financial statements. It also includes costs relating to the SEC inquiry that was subsequently concluded in January 2025. To qualify as an adjusting item, costs must be specific to the event and be neither normal nor recurring in nature.

(4)	Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(5)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Liquidity and Capital Resources

Three Months Ended March 31, 2025, compared to Three Months Ended March 31, 2024

Cash Flow Summary - A Two Year Comparative

	Three-Months Ended		Variance
(in millions)	Mar 31,	Mar 31,
	2025	2024	2025 to 2024
Net loss	$(0.1)	$(6.4)	$6.3
Non-cash interest expense relating to senior debt	0.5	0.2	0.3
Change in fair value of derivative liabilities and stock-based compensation expense	1.4	2.3	(0.9)
Deferred income taxes	(1.9)	-	(1.9)
Depreciation and amortization (incl RoU assets)	11.4	10.9	0.5
Other net cash generated/(utilized) by operating activities	14.2	(1.0)	15.2
Net cash inflow provided by operating activities	25.5	6.0	19.5

Net cash used in investing activities	(15.1)	(10.1)	(5.0)
Net cash used by financing activities	(1.7)	(0.2)	(1.5)
Effect of exchange rates on cash	1.0)	(0.4)	1.4
Net increase/(decrease) in cash and cash equivalents	$9.7	$(4.7)	$14.4

Net cash provided by operating activities

For the three-month period ended March 31, 2025, net cash inflow provided by operating activities was $25.5 million, compared to a $6.0 million inflow for the three-month period ended March 31, 2024, representing a $19.5 million increase in cash generation. The increase was driven primarily through improved working capital position with favorable movements in accounts receivable due to the collection in the three-month period ended March 31, 2025 of a number of the machine hardware sales made at the end of 2024 and favorable movements in accounts payable due to timing of payments and varying levels of production activity.

Non-cash interest expense increased by $0.3 million, to $0.5 million, due to the marking to market for short term currency contracts held as of March 31, 2025.

Change in the fair value of derivative liabilities and stock-based compensation expense decreased by $0.9 million from $2.3 million to $1.4 million due to lower stock-based compensation expense.

Depreciation and amortization increased by $0.5 million, to $11.4 million, with increases of $1.1 million in machine depreciation, $0.4 million in amortization of intangible assets and $0.3 million in contract costs amortization. These were offset by a $1.1 million decrease in software development cost amortization and a $0.3 million decrease in right of use asset amortization.

Other net cash generated by operating activities increased by $15.2 million to an inflow of $14.2 million. The relative movements between the three-month period ended March 31, 2025 and the three-month period ended March 31, 2024 resulted in favorable movements of $13.5 million in accounts receivable and $16.8 million in accounts payable and accrued expenses. The favorable movements in accounts receivable was largely due to the collection of receipts from hardware sales made at the end of 2024 and the favorable movements in accounts payable and accrued expenses was largely due to timing of procurement activity and on supplier payments with the prior year including a number of payments for professional fees relating to the restatement exercise. These favorable movements were partly offset by unfavorable movements in prepayments and accrued income of $6.7 million, inventory of $2.4 million and corporate tax and other current taxes of $5.0 million.

Net cash used in investing activities

Net cash utilized in investing activities increased by $5.0 million, to $15.1 million in the three-month period ended March 31, 2025. This was driven by a higher expenditure on plant, property and equipment ($4.9 million increase compared to 2024) and on contract cost additions ($1.4 million increase compared to 2024). These were partly offset by a $1.2 million decrease in capitalized software.

Net cash used by financing activities

During the three-month period ended March 31, 2025, net cash used by financing activities was $1.7 million, $1.5 million higher than the three-month period ended March 31, 2024 related to finance lease expenditure.

Funding Needs and Sources

To fund our obligations, historically we have relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of March 31, 2025, we had liquidity consisting of $39.0 million in cash and a further $6.5 million of undrawn revolver facility. This compares to $35.3 million of cash as of March 31, 2024, with a further $6.3 million of revolver facilities undrawn. We had a working capital inflow of $14.2 million for the three-month period ended March 31, 2025, compared to a $1.0 million outflow for the three-month period ended March 31, 2024.

The level of our working capital surplus or deficit varies with the level of machine production we are undertaking and our capitalization as well as the seasonality experienced in some of the businesses. In periods with minimal machine volumes and capital spend, our working capital is typically more stable. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are typically higher and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Some of our business operations require cash to be held within the machines. As of March 31, 2025, $6.1 million of our $39.0 million of cash were held as operational floats within the machines. At March 31, 2024, $6.1 million of our $35.3 million of cash were held as operational floats within the machines

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through May 2026.

Long Term and Other Debt

(In millions)	March 31, 2025		March 31, 2024
Cash held	£30.2	$39.0	£28.0	$35.3
Revolver drawn	(15.0)	(19.4)	(15.0)	(18.9)
Original principal senior debt	(235.0)	(303.4)	(235.0)	(296.9)
Cash interest accrued	(6.8)	(8.8)	(6.6)	(8.4)
Finance lease creditors	(18.1)	(23.4)	(2.7)	(3.4)
Total	£(244.7)	$(316.0)	£(231.4)	$(292.3)

Debt Covenants

Under our debt facilities in place as of March 31, 2025, we are not subject to covenant testing on the Senior Secured Notes. We are, however, subject to covenant testing at the level of Inspired Entertainment Inc., the ultimate holding company, on our Super Senior Revolving Credit Facility which requires the Company to maintain a maximum consolidated senior secured net leverage ratio of 6.25x on the test date for the relevant period ended June 30, 2021, stepping down to 6.0x on March 31, 2022, 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Financial Covenant does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at March 31, 2025 showed covenant compliance.

There were no breaches of the debt covenants in the three-month period ended March 31, 2025 or March 31, 2024.

Liens and Encumbrances

As of March 31, 2025, our senior secured notes were secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Share Repurchases

The Board of Directors has authorized the Company to use up to $25.0 million to repurchase shares of Inspired common stock, subject to repurchases being effected on or before May 10, 2025. Management has discretion as to whether to repurchase shares of the Company and as of March 31, 2025, an aggregate of $12.0 million of our shares of common stock had been repurchased. No shares have been repurchased after September 2023.

Contractual Obligations

As of March 31, 2025, our contractual obligations were as follows:

Contractual Obligations (in millions)	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
Operating activities
Interest on long term debt	$35.8	$23.9	$11.9	$-	$-
Purchase of Vantage machines	8.8	8.8	-	-	-
Financing activities
Revolver repayment	20.3	20.3	-	-	-
Senior secured notes - principal repayment	303.4	-	303.4	-	-
Finance lease payments	23.4	4.9	4.8	13.7	-
Operating lease payments	16.2	5.0	3.7	4.2	3.3
Interest on non-utilization fees	0.1	0.1	-	-	-
Total	$408.0	$63.0	$323.8	$17.9	$3.3

Off-Balance Sheet Arrangements

As of March 31, 2025, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

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

A description of our critical accounting estimates was provided in item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no changes in the determination of these estimates during the first three months of 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risks are our exposure to changes in foreign currency exchange rates.

Interest Rate Risk

Following the Company’s refinancing of its debt in May 2021, the external borrowings of £235.0 million ($303.4 million) are provided at a fixed rate. Therefore, movements in rates such as LIBOR do not impact on the current borrowings and the only fluctuation that is expected to be reported will be that solely caused by movements in the exchange rates between the Company’s functional currency and its reporting currency.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. To estimate our foreign currency exchange rate risk, we identify material Euro and USD trading and balance sheet amounts and recalculate the result using a 10% movement in the GBP:USD exchange rate. For the trading figures the 10% movement is based on the average exchange rate throughout the reported period and for the balance sheet figures the 10% movement is based on the exchange rate used at March 31, 2025.

Excluding intercompany balances, our Euro functional currency net assets total approximately $23.4 million, and our USD functional currency net assets total approximately $9.0 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the USD. A hypothetical 10% adverse change in the value of the Euro and the USD relative to GBP as of March 31, 2025, would result in translation adjustments of approximately $2.2 million favorable and $0.9 million favorable, respectively, recorded in other comprehensive income.

Included within our trading results are earnings outside of our functional currency. Retained gains from Euro based entities earned in Euros and retained losses from USD based entities earned in USD in the three-month period ended March 31, 2025, were €3.9 million and $4.8 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the USD relative to GBP as of March 31, 2025, would result in translation adjustments of approximately $0.4 million favorable and $0.4 million unfavorable, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the USD. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the USD would not impact the trading operational results and would result in unfavorable translation adjustments of approximately $3.6 million, recorded in other comprehensive income.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2025, due to the material weaknesses described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025. Management is redesigning and implementing existing and additional controls to remediate these material weaknesses.

Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2025, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

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

From time to time, the Company is involved in legal matters arising in the ordinary course of business. While the Company believes that such matters in which it is currently involved are not material, there can be no assurance that such matters, or other legal matters, will not have a material adverse effect on its business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

Our business is subject to a high degree of risk. You should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended December 31, 2024, filed with the SEC on March 26, 2025. Any of these risks could materially and adversely affect our business, operating results, financial condition and prospects, and cause the value of our common stock to decline, which could cause investors in our common stock to lose all or part of their investments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1#	Addendum, effective January 1, 2025, to the Employment Agreement dated October 9, 2020, as amended, by and between Inspired Entertainment, Inc. and A. Lorne Weil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on February 4, 2025).
10.2#	Addendum, effective January 1, 2025, to the Employment Agreement dated February 17, 2020, as amended, by and between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on February 4, 2025).
10.3#	Employment Agreement, dated November 5, 2024 and effective January 1, 2025, by and between Inspired Gaming (UK) Limited and James Richardson (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025).
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: May 8, 2025		/s/ A. Lorne Weil
	Name:	A. Lorne Weil
	Title:	Executive Chairman
(Principal Executive Officer)

Date: May 8, 2025		/s/ James Richardson
	Name:	James Richardson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

