Form 10-Q
period 2025-06-30
Inspired Entertainment, Inc.
filed 2025-08-06
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, there were 26,920,506 shares of the Company’s common stock issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash	$46.3	$29.3
Accounts receivable, net	49.0	65.4
Inventory	24.9	28.0
Prepaid expenses and other current assets	42.6	36.0
Corporate tax and other current taxes receivable	2.9	1.2
Total current assets	165.7	159.9

Property and equipment, net	73.2	56.4
Software development costs, net	22.5	22.4
Other acquired intangible assets subject to amortization, net	15.8	16.1
Goodwill	63.2	57.8
Finance lease right of use asset	25.1	18.7
Operating lease right of use asset	17.0	16.2
Costs of obtaining and fulfilling customer contracts, net	15.4	11.0
Deferred tax	74.0	67.4
Other assets	14.9	12.5
Total assets	$486.8	$438.4

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$70.2	$53.7
Corporate tax and other current taxes payable	7.7	12.3
Deferred revenue, current	6.1	5.8
Operating lease liabilities	5.6	5.1
Current portion of long-term debt	—	18.8
Current portion of finance lease liabilities	4.7	4.4
Other current liabilities	4.0	3.9
Total current liabilities	98.3	104.0

Long-term debt	349.6	292.2
Finance lease liabilities, net of current portion	17.5	18.6
Deferred revenue, net of current portion	17.0	12.8
Operating lease liabilities	11.8	11.7
Other long-term liabilities	2.1	2.4
Total liabilities	496.3	441.7

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 26,914,149 shares and 26,581,972 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid in capital	393.0	389.9
Accumulated other comprehensive income	46.9	48.3
Accumulated deficit	(449.4)	(441.5)
Total stockholders’ deficit	(9.5)	(3.3)
Total liabilities and stockholders’ deficit	$486.8	$438.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Service	$73.8	$64.9	$130.8	$121.1
Product sales	6.5	9.9	9.9	15.9
Total revenue	80.3	74.8	140.7	137.0

Cost of sales:
Cost of service (1)	(21.2)	(19.0)	(36.2)	(34.9)
Cost of product sales (1)	(4.0)	(5.8)	(6.9)	(10.3)
Selling, general and administrative expenses	(31.9)	(30.8)	(62.2)	(65.0)
Depreciation and amortization	(15.3)	(10.5)	(25.9)	(20.2)
Net operating income	7.9	8.7	9.5	6.6

Other expense
Interest expense, net	(7.1)	(6.6)	(14.1)	(13.2)
Other finance income	0.2	0.1	0.4	0.2
Total other expense, net	(6.9)	(6.5)	(13.7)	(13.0)

Net income (loss) before income taxes	1.0	2.2	(4.2)	(6.4)

Income tax (expense) benefit	(8.8)	(0.8)	(3.7)	1.4
Net (loss) income	(7.8)	1.4	(7.9)	(5.0)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(1.5)	(0.2)	(1.9)	0.3
Reclassification of loss on pension plan to comprehensive income	0.3	0.3	0.5	0.6
Other comprehensive (loss) income	(1.2)	0.1	(1.4)	0.9

Comprehensive (loss) income	$(9.0)	$1.5	$(9.3)	$(4.1)

Net (loss) income per common share – basic	$(0.27)	$0.05	$(0.27)	$(0.18)
Net (loss) income per common share - diluted	$(0.27)	$0.05	$(0.27)	$(0.18)

Weighted average number of shares outstanding during the period – basic	29,078,848	28,474,059	29,026,683	28,538,897
Weighted average number of shares outstanding during the period – diluted	29,078,848	29,046,281	29,026,683	28,538,897

Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(1.8)	$(1.6)	$(3.2)	$(3.9)

(1)	Excluding depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2025 TO JUNE 30, 2025

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	income	deficit	(deficit)

Balance as of January 1, 2025	26,581,972	$—	$389.9	$48.3	$(441.5)	$(3.3)
Foreign currency translation adjustments	—	—	—	(0.4)	—	(0.4)
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.2	—	0.2
Issuances under stock plans	322,860	—	—	—	—	—
Stock-based compensation expense	—	—	1.4	—	—	1.4
Net loss	—	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2025	26,904,832	$—	$391.3	$48.1	$(441.6)	$(2.2)
Foreign currency translation adjustments	—	—	—	(1.5)	—	(1.5)
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.3	—	0.3
Issuances under stock plans	9,317	—	—	—	—	—
Stock-based compensation expense	—	—	1.7	—	—	1.7
Net loss	—	—	—	—	(7.8)	(7.8)
Balance as of June 30, 2025	26,914,149	$—	$393.0	$46.9	$(449.4)	$(9.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2024 TO JUNE 30, 2024

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2024	26,219,021	$—	$386.1	$44.3	$(506.3)	$(75.9)
Foreign currency translation adjustments	—	—	—	0.5	—	0.5
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.3	—	0.3
Issuances under stock plans	340,735	—	(0.8)	—	—	(0.8)
Stock-based compensation expense	—	—	2.0	—	—	2.0
Net loss	—	—	—	—	(6.4)	(6.4)
Balance as of March 31, 2024	26,559,756	$—	$387.3	$45.1	$(512.7)	$(80.3)
Foreign currency translation adjustments	—	—	—	(0.2)	—	(0.2)
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.3	—	0.3
Issuances under stock plans	11,552	—	—	—	—	—
Stock-based compensation expense	—	—	1.7	—	—	1.7
Net income	—	—	—	—	1.4	1.4
Balance as of June 30, 2024	26,571,308	$—	$389.0	$45.2	$(511.3)	$(77.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7.9)	$(5.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20.5	20.2
Amortization of finance lease right of use asset	5.4	—
Amortization of operating lease right of use asset	1.6	2.0
Stock-based compensation expense	3.2	3.9
Amortization of deferred financing fees relating to senior debt	1.3	0.6
Deferred tax	(0.1)	—
Changes in assets and liabilities:
Accounts receivable	21.4	(2.0)
Inventory	5.5	1.7
Prepaid expenses and other assets	(11.6)	6.9
Corporate tax and other current taxes payable	(7.1)	(6.0)
Accounts payable and accrued expenses	10.4	(17.6)
Deferred revenue and customer prepayment	2.3	1.7
Operating lease liabilities	(1.8)	(2.1)
Pension contributions	(0.5)	(0.7)
Other long-term liabilities	(1.9)	—
Net cash provided by operating activities	40.7	3.6

Cash flows from investing activities:
Purchases of property and equipment	(18.8)	(7.3)
Purchases of capital software and internally developed costs	(4.7)	(6.2)
Contract cost expense	(7.7)	(5.7)
Net cash used in investing activities	(31.2)	(19.2)

Cash flows from financing activities:
Debt introduced	365.7	—
Repayments of long-term debt	(318.3)	—
Repayments of short-term debt	(20.3)	—
Debt fees incurred	(18.9)	—
Repayments of finance leases	(4.1)	(0.5)
Net cash provided by (used in) financing activities	4.1	(0.5)

Effect of exchange rate changes on cash	3.4	(0.4)
Net increase (decrease) in cash	17.0	(16.5)
Cash, beginning of period	29.3	40.0
Cash, end of period	$46.3	$23.5

Supplemental cash flow disclosures
Cash paid during the period for interest	$17.4	$12.8
Cash paid during the period for income taxes	$6.4	$1.4
Cash paid during the period for operating leases	$4.3	$5.0

Supplemental disclosure of non-cash investing and financing activities
Additional paid in capital from settlement of RSUs	$—	$(0.8)
Lease liabilities arising from obtaining finance lease right of use assets	$(1.3)	$—
Lease liabilities arising from obtaining operating lease right of use assets	$(0.9)	$(3.1)
Right of use property and equipment acquired through finance lease	$9.8	$1.3
ARO assets arising during the period	$0.1	$0.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies

Company Description and Nature of Operations

We are a global gaming technology company, supplying content, platform, gaming terminals and other products and services to online and land-based regulated lottery, betting and gaming operators worldwide through a broad range of distribution channels, predominantly on a business-to-business basis. We provide end-to-end digital gaming solutions (i) on our own proprietary and secure network, which accommodates a wide range of devices, including land-based gaming machine terminals, mobile devices and online computer applications and (ii) through third party networks. Our content and other products can be found through the consumer-facing portals of our interactive and online virtuals customers and, through our land-based customers, in licensed betting offices, adult gaming centers, pubs, bingo halls, airports, motorway service areas and leisure parks.

Management Liquidity Plans

As of June 30, 2025, the Company’s cash on hand was $46.3 million, and the Company had working capital in addition to cash of $21.1 million. The Company recorded net losses of $7.9 million and $5.0 million for the six months ended June 30, 2025 and 2024, respectively. Net losses included non-cash stock-based compensation of $3.2 million and $3.9 million for the six months ended June 30, 2025 and 2024, respectively.

Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $40.7 million and $3.6 million for the six months ended June 30, 2025 and 2024, respectively.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through August 2026.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023. The financial information as of December 31, 2024 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 26, 2025 (the “2024 Form 10-K”). The financial information for the three and six months ended June 30, 2024 is derived from the unaudited consolidated financial statements presented in the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 filed with the SEC on August 8, 2024, as revised (see note 19 to these financial statements for details of the revision). The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

2. Allowance for Credit Losses

Changes in the allowance for credit losses are as follows:

	June 30, 2025	December 31, 2024
	(in millions)
Beginning balance	$(1.0)	$(1.1)
Additional allowance for credit losses	—	(0.1)
Write offs	—	0.2
Foreign currency translation adjustments	(0.1)	—
Ending balance	$(1.1)	$(1.0)

3. Inventory

Inventory consists of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Component parts	$15.0	$12.3
Work in progress	—	0.5
Finished goods	9.9	15.2
Total inventories	$24.9	$28.0

Component parts include parts for gaming terminals. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Prepaid expenses and other assets	$14.8	$10.0
Unbilled accounts receivable	27.8	26.0
	$42.6	$36.0

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Accounts payable	$44.3	$29.3
Payroll and related costs	4.3	5.7
Cost of sales including inventory	5.2	4.6
Other creditors	16.4	14.1
Total accounts payable and accrued expenses	$70.2	$53.7

6. Contract Related Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Right to recover asset	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At June 30, 2025	$44.2	$27.8	$0.7	$(23.1)	$(3.6)
At December 31, 2024	$61.5	$26.0	$0.6	$(18.6)	$(3.9)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $1.0 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively.

For the three and six months ended June 30, 2025 and 2024 respectively, there were no significant amounts of revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied in the respective prior periods.

Transaction Price Allocated to Remaining Performance Obligations

At June 30, 2025, in respect of contracts exceeding one year duration, the aggregate amount of the transaction price allocated to the performance obligations which are unsatisfied (or partially unsatisfied) at the end of the reporting period was approximately $153.6 million. Of this amount, we expect to recognize as revenue approximately 23% through December 31, 2025, approximately 46% through December 31, 2027, and the remaining 31% through December 31, 2031.

7. Long Term and Other Debt

Issuance of Long-Term Debt - Series B Notes

On June 4, 2025, Inspired Entertainment (Financing) plc (the “Issuer”), a wholly owned (indirect) subsidiary of the Company, together with certain subsidiaries of the Company including Inspired Entertainment Holdings LLC, (as topco) and DMWSL 633 Limited (“Inspired Entity”), entered into a Senior Notes Purchase Agreement (the “Notes Purchase Agreement”) with (among others) Global Loan Agency Services Limited (the “Agent”) as the agent, GLAS Trust Corporation Limited (the “Security Agent”) as the security agent, and Barclays Bank plc, HG Vora Special Opportunities Master Fund, Ltd., BSE Investments, Ltd. and HG Vora Opportunistic Capital Master Fund III A LP as the original noteholders.

Pursuant to the Notes Purchase Agreement, the Issuer issued £270.0 million ($370.0 million, as translated at June 30, 2025) aggregate principal amount of Series B Notes (the “Senior Notes”) on June 9, 2025 (the “Closing Date”). The Senior Notes are initially guaranteed by the Issuer and certain other subsidiaries of the Company (the “Guarantors”). The terms of the Senior Notes and related guarantees are governed by the Notes Purchase Agreement.

Subject to compliance with customary conditions, the Notes Purchase Agreement allows us to incur additional senior secured indebtedness in the amounts permitted under the Senior Notes, either as a new series of notes or as an additional sub tranche or increase of the Senior Notes.

The proceeds from the offering of Senior Notes were used to refinance the existing £235.0 million ($322.0 million) senior secured notes due June 1, 2026 (the “Existing Notes”) and £15.0 million ($20.1 million) loans outstanding under the existing revolving credit agreement (the “Existing RCF”) and accrued interest and/or fees, in each case (and any related fees, costs and expenses). The Issuer intends to use the balance of the proceeds for general corporate purposes and/or working capital purposes.

The following is a brief description of the Senior Notes.

Interest and Maturity

The Senior Notes bear interest at a rate per annum equal to the Sterling Overnight Index Average (“SONIA”) rate plus a margin (based on the Company’s consolidated senior secured net leverage ratio) ranging from 5.50% to 6.00% per annum and mature on June 9, 2030 (five years from the date of issuance). Interest is payable on the Senior Notes monthly, quarterly or semi-annually (as selected by the Issuer) or by reference to any other period agreed with all the holders.

Ranking

The Senior Notes and related guarantees are senior secured obligations of the Issuer and the Guarantors that (i) rank equally in right of payment to any of the Issuer’s and the Guarantors’ existing and future indebtedness (except as otherwise described in this paragraph); (ii) rank senior in right of payment with all of the Issuer’s and the Guarantor’s existing and future senior subordinated indebtedness; (iii) are effectively junior in right of payment to all of the Issuer’s and the Guarantors’ existing and future secured indebtedness that is secured by assets that do not secure the Notes and the guarantees thereof to the extent of the value of the assets securing such indebtedness; and (iv) are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company’s subsidiaries that do not guarantee the Senior Notes (other than the Issuer).

Guarantees

The Senior Notes are fully and unconditionally guaranteed on a senior secured first-priority basis by the Guarantors on a joint and several basis.

Security

The Senior Notes and related guarantees are secured, subject to certain permitted collateral liens, on a first-priority basis by certain assets of the Guarantors.

Covenants

The Notes Purchase Agreement contains incurrence covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, (i) incur or guarantee additional debt and issue certain preferred stock of restricted subsidiaries; (ii) create or incur certain liens; (iii) make restricted payments, including dividends or distributions to the Company’s stockholders or repurchase its stock; (iv) prepay or redeem subordinated debt; (v) make certain investments, including participating joint ventures; (vi) create encumbrances or restrictions on the payment of dividends or other distributions by restricted subsidiaries; (vii) sell assets, or consolidate or merge with or into other companies; (viii) sell or transfer all or substantially all of the Company’s assets or those of the Company’s subsidiaries on a consolidated basis; and (ix) engage in certain transactions with affiliates. These covenants are subject to exceptions and qualifications as set forth in the Notes Purchase Agreement.

The Notes Purchase Agreement requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 5.0x on the test date for the relevant periods ending September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027, stepping down to 4.75x on June 30, 2027 and each relevant period thereafter (the “Notes Financial Covenant”). The Notes Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as consolidated net income after adding back certain items including (without limitation) interest expense, taxes, depreciation and amortization expenses and exceptional or non-recurring costs and losses and after adjusting for certain projected savings and synergies) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis. The Notes Purchase Agreement does not include a minimum interest coverage ratio or other financial covenants.

Events of Default

The Notes Purchase Agreement provides for events of default (subject in certain cases to grace and cure periods) which include, among others, non-payment of amounts when due, breach of covenants or other agreements in the Notes Purchase Agreement, misrepresentations, defaults in payment of certain other indebtedness and certain events of insolvency, material litigation and a “going concern” qualification by the auditors. Subject to certain exceptions, if an event of default occurs, the Agent or the holders of more than 50% of the Senior Notes may declare the principal of, premium, if any, and accrued but unpaid interest on all of the Notes to be due and payable immediately.

Voluntary Redemption

The Issuer may redeem the Senior Notes, in whole or in part, at any time and from time to time prior to the first anniversary of issuance, at a redemption price equal to 100% of the principal amount thereof, plus a “make-whole” premium (the “Make Whole”) as set forth in the Notes Purchase Agreement, plus accrued and unpaid interest (if any) up to, but excluding, the redemption date. The Issuer may also redeem the Notes, in whole or in part, at any time and from time to time on or after the first anniversary of issuance but prior to the second anniversary of issuance, at a redemption price equal to 100% of the principal amount thereof, plus 1% of the principal amount redeemed (the “101” and, together with the Make Whole, “Call Protection”), plus accrued and unpaid interest (if any) up to, but excluding, the redemption date. On or after the second anniversary of issuance, the Issuer may redeem the Notes, in whole or in part, at any time and from time to time at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest (if any) up to, but excluding, the redemption date

Mandatory Redemption

If a change of control occurs as specified in the Notes Purchase Agreement, the Issuer must offer to purchase the Notes, in cash, at a redemption price equal to at 100% of the principal amount thereof plus the applicable Call Protection plus accrued and unpaid interest (if any) up to, but excluding, the redemption date. If the Company generates excess cashflow as specified in the Notes Purchase Agreement, the Issuer must offer to apply an agreed percentage of such excess cash flow (subject to certain deductions and varying by reference to the level of senior secured net leverage at such time) to purchase the Senior Notes, in cash, at a redemption price equal to at 100% of the principal amount thereof plus accrued and unpaid interest (if any) up to, but excluding, the redemption date. In addition, the Indenture may require the Issuer to use excess proceeds from certain asset dispositions for an offer to purchase the Senior Notes at 100% of the principal amount thereof plus the applicable Call Protection (unless made in the first 12 months following issuance and not in an amount exceeding £25.0 million ($34.3 million) and made in connection with certain planned disposals by the Company as set out in the Notes Purchase Agreement) plus accrued and unpaid interest (if any) up to, but excluding, the redemption date.

Revolving Credit Facility

In connection with the issuance of the Senior Notes, the Issuer, together with certain subsidiaries of the Company, entered into a Senior Facilities Agreement (the “SFA”) on June 4, 2025, with the Agent, the Security Agent and Barclays Bank plc as original lender (the “Lender”), pursuant to which the Lender agreed to provide, subject to certain conditions, a secured revolving facility (the “RCF”) in an original principal amount of £17.8 million ($24.4 million) under which, as of the Closing Date, the Issuer is able to draw funds. The RCF will terminate on December 9, 2029 (54 months from the Closing Date).

Subject to compliance with customary conditions, the SFA allows certain members of the Group to incur additional senior secured, second lien and unsecured indebtedness in the amounts permitted under the Senior Notes, either as a new facility or as an additional sub tranche or increase of the RCF.

Proceeds from the RCF, if drawn, may be used towards financing and/or refinancing (directly or indirectly) the general corporate and/or working capital purposes of the Company (including, without limitation, restructuring costs or charges and any acquisitions or investments).

The funding of the RCF is subject to customary conditions set forth in the SFA, including documentary conditions precedent which are to be satisfied on the Closing Date.

The loans under the RCF bear interest at a rate per annum equal to (i) SONIA for borrowings in sterling, (ii) LIBOR for borrowings in dollars, or (iii) EURIBOR for borrowings in Euro, as applicable, plus, in each case, a margin (based on the Company’s consolidated senior secured net leverage ratio) ranging from 3.25% to 3.75% per annum. With respect to the RCF, a commitment fee of 35% of the then applicable margin is payable at any time on any unutilized portion of the RCF.

The SFA contains various covenants (which include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Company’s subsidiaries and fundamental changes, subject in each case to certain exceptions), representations, warranties, limitations and events of default (which include non-payment, breach of obligations under the financing documents, cross default, insolvency and litigation) customary for similar facilities and subject to customary carve-outs and grace periods. Following the occurrence of an event of default which has not been waived or remedied, the Lenders who represent more than 50% of total commitments under the SFA may, subject to the terms of an intercreditor agreement (which governs the relationship between the Lenders and the holders of the Senior Notes), instruct the agent to (i) accelerate the RCF loans, (ii) instruct the security agent to enforce the transaction security and/or (iii) exercise any other remedies available to the Lenders.

The SFA requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 5.50x on the test date for the relevant periods ending September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027, stepping down to 5.25x on June 30, 2027 and each relevant period thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis. The SFA does not include a minimum interest coverage ratio or other financial covenants.

The outstanding principal amount of each advance under the RCF is payable on the last day of the interest period relating to such advance, unless such advance is rolled over on a cashless basis in accordance with customary rollover provisions contained in the SFA, with a final repayment on December 9, 2029.

In the event that a Lender breaches its obligations under the SFA, otherwise repudiates or rescinds the SFA or any other finance document or is subject to an insolvency event, the Issuer is entitled to prepay the amounts owed to such Lender, cancel its undrawn commitments and replace it with another financial institution of the Company’s choosing who is willing to join the SFA as a Lender. Subject to the foregoing, recourse against the Lenders by the Company or its subsidiaries that are party to the SFA would, absent fraud or other criminal behavior, generally be limited to remedies for breach of contract.

Termination of Prior Financing

The Company’s previous debt consisted of £235.0 million ($322.0 million) of Senior Secured Notes which bore interest at a fixed rate of 7.875% and a Super Senior Revolving Credit Facility in a principal amount of £20.0 million ($27.4 million) which bore interest at a rate per annum equal to (i) SONIA for borrowings in sterling, (ii) LIBOR (or, on and after December 31, 2021, SOFR) for borrowings in US Dollars, or (iii) EURIBOR for borrowings in Euro, as applicable, plus, in each case, a margin (based on the Company’s consolidated senior secured net leverage ratio) ranging from 4.25% to 4.75% per annum.

In connection with the entry into each of the Notes Purchase Agreement and the SFA, on June 9, 2025, (i) the Issuer redeemed the Existing Notes and terminated the indenture dated May 20, 2021 pursuant to which the Existing Notes had been issued, and (ii) the Issuer prepaid in full all outstanding loans under the Existing RCF and terminated the Super Senior Revolving Credit Facilities Agreement dated May 20, 2021.

The termination of the prior financing is considered to be a non-substantial modification, in accordance with Topic 470-50. Fees directly associated with the modified Senior Debt amounting to $18.1 million were capitalized and will be amortized over the term of the new Senior Debt, along with the existing $1.6 million unamortized debt issuance costs of the old Senior Debt.  $0.9 million of fees associated with the new Revolving Credit Facility were capitalized and will be amortized over the term of the new Revolving Credit Facility, along with the existing $0.1 million unamortized fees attributable to the old Revolving Credit Facility. Fees paid to third parties of $2.3 million related to the new Senior Debt were expensed as incurred into Selling, General and Administrative fees.

Outstanding Debt and Finance Leases

The following reflects outstanding debt and finance leases as of the dates indicated below:

	Principal	Unamortized deferred financing charge	Book value, June 30, 2025
	(in millions)
Senior debt	$370.0	$(20.4)	$349.6
Finance lease liabilities	22.2	—	22.2
Total long-term debt outstanding	392.2	(20.4)	371.8
Less: current portion of long-term debt	(4.7)	—	(4.7)
Long-term debt, excluding current portion	$387.5	$(20.4)	$367.1

	Principal	Unamortized deferred financing charge	Book value, December 31, 2024
	(in millions)
Senior debt	$313.2	$(2.2)	$311.0
Finance lease liabilities	23.0	—	23.0
Total long-term debt outstanding	336.2	(2.2)	334.0
Less: current portion of long-term debt	(23.2)	—	(23.2)
Long-term debt, excluding current portion	$313.0	$(2.2)	$310.8

The Company is in compliance with all relevant financial covenants and the long-term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt as of June 30, 2025 matures as follows:

Fiscal period:	Senior bank debt	Finance leases	Total
	(in millions)
2025	$—	$2.2	$2.2
2026	—	4.9	4.9
2027	—	5.6	5.6
2028	—	6.2	6.2
2029	—	3.3	3.3
2030	370.0	—	370.0
Total	$370.0	$22.2	$392.2

8. Stock-Based Compensation

A summary of the Company’s Restricted Stock Unit (“RSU”) activity during the six months ended June 30, 2025 is as follows:

Number of Shares

Unvested Outstanding at January 1, 2025	786,551
Granted (1)	812,124
Forfeited	(130,185)
Vested	(103,432)
Unvested Outstanding at June 30, 2025	1,365,058

(1)	The amount shown as “granted” includes 259,717 performance-based target RSUs for 2025 as to which the number that ultimately vests would range from 0% to 200% of the target amount of RSUs (a maximum of 519,434 RSUs based on attainment of Adjusted EBITDA targets for 2025). The amount shown also includes tranches covering an aggregate of 104,166 Adjusted EBITDA RSUs (subject to performance criteria for 2025) which can be earned at up to 100% of the target amount of RSUs; such tranches were part of sign-on awards of multiple tranches approved in 2023 for our Executive Chairman and our Chief Executive Officer with respect to which the accounting grant date for the 2025 tranches did not occur until the targets were set in February 2025.

The Company issued a total of 332,177 shares during the six months ended June 30, 2025, in connection with the Company’s equity-based plans, which included an aggregate of 274,112 shares issued in connection with the net settlement of RSUs that vested during the prior year (on December 31, 2024) and an aggregate of 36,968 shares subject to awards that vested between 2020 and 2023.

9. Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2025	$(78.5)	$30.2	$(48.3)
Change during the period	0.4	(0.2)	0.2
Balance at March 31, 2025	(78.1)	30.0	(48.1)
Change during the period	1.5	(0.3)	1.2
Balance at June 30, 2025	$(76.6)	$29.7	$(46.9)

	Foreign Currency Translation Adjustments	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2024	$(78.1)	$33.8	$(44.3)
Change during the period	(0.5)	(0.3)	(0.8)
Balance at March 31, 2024	(78.6)	33.5	(45.1)
Change during the period	0.2	(0.3)	(0.1)
Balance at June 30, 2024	$(78.4)	$33.2	$(45.2)

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because they were either contingently issuable shares or because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs	1,365,058	580,361	1,365,058	1,588,017

The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the three months ended June 30, 2024. There were no reconciling items for the three and six months ended June 30, 2025, or for the six months ended June 30, 2024:

Three months ended June 30, 2024	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$1.4	28,474,059	$0.05
Effect of Dilutive Securities
RSUs	—	572,222	$—
Diluted EPS
Income available to common stockholders	$1.4	29,046,281	$0.05

The calculation of Basic EPS includes the effects of 2,166,752 and 1,915,323 shares for the three and six months ended June 30, 2025 and 2024, respectively, with respect to RSU awards that have vested but have not yet been issued.

11. Other Finance Income

Other finance income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Pension interest cost	$(0.9)	$(0.9)	$(1.8)	$(1.8)
Expected return on pension plan assets	1.1	1.0	2.2	2.0
	$0.2	$0.1	$0.4	$0.2

12. Income Taxes

The effective income tax rate for the three months ended June 30, 2025 and 2024 was 795.9% and 34.6%, respectively, resulting in an $8.8 million and a $0.8 million income tax expense, respectively. The effective income tax rate for the six months ended June 30, 2025 and 2024 was (88.6)% and 22.2%, respectively, resulting in a $3.7 million income tax expense and a $1.4 million income tax benefit, respectively.

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

The One Big Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025. The Act contains significant tax law changes with various effective dates affecting business taxpayers. The Company does not expect that the Act will have a material impact on their overall tax position. The Company will implement the tax law changes in the third quarter of 2025.

13. Related Parties

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”) (an arranger and lending party under our previous RCF Agreement) is an affiliate of MIHI LLC, which beneficially owned approximately 11.2% of our common stock as of June 30, 2025. Macquarie UK held 11% of the loans outstanding under our previous RCF which was repaid on June 9, 2025 in connection with the entry into the new SFA. Macquarie UK did not hold any of the Company’s outstanding debt as of June 30, 2025 and is not a lending party under the new RCF. At December 31, 2024, Macquarie UK held $2.1 million of the total $18.8 million of previous RCF drawn. Interest expense payable to Macquarie UK for the previous RCF for the three months ended June 30, 2025 and 2024 (including non-utilization fees) amounted to $0.0 million and $0.0 million, respectively, and for the six months ended June 30, 2025 and 2024 (including non-utilization fees) amounted to $0.1 million and $0.1 million, respectively. MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

Richard Weil, the brother of A. Lorne Weil, our Executive Chairman, provides consulting services to the Company relating to our lottery operations in the Dominican Republic under a consultancy agreement dated December 31, 2021, as amended. The aggregate amount incurred by the Company in consulting fees was $37,500 and $37,500 for the three months ended June 30, 2025 and 2024, respectively, and $75,000 and $75,000 for the six months ended June 30, 2025 and 2024, respectively.

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

Lease income from operating leases is not material for any of the periods presented. Lease income from sales type leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Interest receivable	$0.3	$0.1	$0.6	$0.3
Profit recognized at commencement date of sales type leases	1.0	0.8	2.1	1.3
	$1.3	$0.9	$2.7	$1.6

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

Defined Benefit Pension Scheme

The defined benefit scheme has been closed to new entrants since April 1, 1999 and closed to future accruals for services rendered to the Company for the entire financial statement periods presented. The Actuarial Valuation of the scheme as at March 31, 2024, which was finalized in March 2025, determined that the statutory funding objective was not met, i.e., there were insufficient assets to cover the scheme’s technical provisions and there was a funding shortfall.

A recovery plan was put in place in March 2025 to eliminate the funding shortfall. The plan expects the shortfall to be eliminated by October 31, 2026.

The following table presents the components of our net periodic pension cost:

	Six Months Ended June 30,
	2025	2024
	(in millions)
Components of net periodic pension cost:
Interest cost	$1.8	$1.8
Expected return on plan assets	(2.2)	(2.0)
Amortization of net loss	0.5	0.6
Net periodic cost	$0.1	$0.4

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

The following tables present revenue, cost of sales, excluding depreciation and amortization, staff-related selling, general and administrative expenses, non-staff related selling, general and administrative expenses, labor costs capitalized, depreciation and amortization, stock-based compensation expense, acquisition related transaction expenses, other segment items, operating income/(loss), total assets and total capital and other long-lived asset expenditures for the periods ended June 30, 2025 and June 30, 2024, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, right of use assets, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions. All acquisition and integration related transaction expenses are allocated as corporate function costs.

Segment Information

Three Months Ended June 30, 2025

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$21.3	$9.2	$13.6	$29.7	$—	$73.8
Product sales	5.9	—	—	0.6	—	6.5
Total revenue	27.2	9.2	13.6	30.3	—	80.3
Cost of sales, excluding depreciation and amortization:
Cost of service	(5.7)	(0.7)	(0.8)	(14.0)	—	(21.2)
Cost of product sales	(3.8)	—	—	(0.2)	—	(4.0)
Staff-related selling, general and administrative expenses	(4.1)	(2.4)	(3.0)	(4.6)	(4.6)	(18.7)
Non-staff related selling, general and administrative expenses	(2.7)	(0.5)	(1.6)	(3.8)	(3.2)	(11.8)
Labor costs capitalized	1.9	1.0	0.9	—	—	3.8
Stock-based compensation expense	(0.3)	(0.1)	(0.2)	(0.2)	(1.0)	(1.8)
Depreciation and amortization	(6.8)	(1.9)	(1.6)	(4.1)	(0.9)	(15.3)
Other segment items	(0.4)	—	—	—	(3.0)	(3.4)
Segment operating income (loss)	5.3	4.6	7.3	3.4	(12.7)	7.9

Net operating income						$7.9

Total capital and other long-lived asset expenditures for the three months ended June 30, 2025	$3.5	$1.2	$0.3	$11.3	$0.6	$16.9

Three Months Ended June 30, 2024

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$17.0	$11.7	$9.4	$26.8	$—	$64.9
Product sales	9.3	—	—	0.6	—	9.9
Total revenue	26.3	11.7	9.4	27.4	—	74.8
Cost of sales, excluding depreciation and amortization:
Cost of service	(5.1)	(0.1)	(0.5)	(13.3)	—	(19.0)
Cost of product sales	(5.6)	—	—	(0.2)	—	(5.8)
Staff-related selling, general and administrative expenses	(4.5)	(2.2)	(2.1)	(4.2)	(3.2)	(16.2)
Non-staff related selling, general and administrative expenses	(2.4)	(0.6)	(1.2)	(3.8)	(3.4)	(11.4)
Labor costs capitalized	0.8	0.8	0.5	0.2	—	2.3
Stock-based compensation expense	(0.2)	(0.1)	(0.1)	(0.1)	(1.1)	(1.6)
Depreciation and amortization	(3.3)	(2.5)	(1.2)	(3.0)	(0.5)	(10.5)
Other segment items	(0.3)	—	—	—	(3.6)	(3.9)
Segment operating income (loss)	5.7	7.0	4.8	3.0	(11.8)	8.7

Net operating income						$8.7

Total capital and other long-lived asset expenditures for the three months ended June 30, 2024	$2.2	$4.8	$0.4	$2.6	$1.2	$11.2

Six Months Ended June 30, 2025

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$40.2	$17.9	$25.7	$47.0	$—	$130.8
Product sales	8.7	—	—	1.2	—	9.9
Total revenue	48.9	17.9	25.7	48.2	—	140.7
Cost of sales, excluding depreciation and amortization:
Cost of service	(11.1)	(1.2)	(1.4)	(22.5)	—	(36.2)
Cost of product sales	(6.4)	—	—	(0.5)	—	(6.9)
Staff-related selling, general and administrative expenses	(7.5)	(4.6)	(5.4)	(8.6)	(7.8)	(33.9)
Non-staff related selling, general and administrative expenses	(5.6)	(1.1)	(3.6)	(7.3)	(6.6)	(24.2)
Labor costs capitalized	3.8	1.9	1.5	0.1	—	7.3
Stock-based compensation expense	(0.5)	(0.2)	(0.3)	(0.3)	(1.9)	(3.2)
Depreciation and amortization	(11.5)	(3.2)	(2.3)	(7.3)	(1.6)	(25.9)
Other segment items	(0.6)	—	—	—	(7.6)	(8.2)
Segment operating income (loss)	9.5	9.5	14.2	1.8	(25.5)	9.5

Net operating income						$9.5

Total capital and other long-lived asset expenditures for the six months ended June 30, 2025	$11.6	$1.7	$0.8	$11.7	$1.6	$27.4

Six Months Ended June 30, 2024

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$34.7	$24.1	$17.5	$44.8	$—	$121.1
Product sales	14.7	—	—	1.2	—	15.9
Total revenue	49.4	24.1	17.5	46.0	—	137.0
Cost of sales, excluding depreciation and amortization:
Cost of service	(10.9)	(0.5)	(1.1)	(22.4)	—	(34.9)
Cost of product sales	(9.9)	—	—	(0.4)	—	(10.3)
Staff-related selling, general and administrative expenses	(9.2)	(4.5)	(4.3)	(8.4)	(5.9)	(32.3)
Non-staff related selling, general and administrative expenses	(5.3)	(1.3)	(2.7)	(7.4)	(8.4)	(25.1)
Labor costs capitalized	1.8	2.2	1.1	0.5	—	5.6
Stock-based compensation expense	(0.4)	(0.2)	(0.2)	(0.2)	(2.9)	(3.9)
Depreciation and amortization	(7.4)	(3.4)	(2.4)	(6.0)	(1.0)	(20.2)
Other segment items	(0.3)	—	—	—	(9.0)	(9.3)
Segment operating income (loss)	7.8	16.4	7.9	1.7	(27.2)	6.6

Net operating income						$6.6

Total capital and other long-lived asset expenditures for the six months ended June 30, 2024	$4.2	$6.0	$0.9	$7.5	$1.7	$20.3

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Total revenue
UK	$57.6	$56.0	$97.0	$102.3
USA	3.9	2.0	7.8	3.0
Greece	6.2	4.6	12.4	10.7
Rest of world	12.6	12.2	23.5	21.0
Total	$80.3	$74.8	$140.7	$137.0

UK revenue includes revenue from customers headquartered in the UK, but whose revenue is generated globally.

Geographic information of our non-current assets excluding goodwill is set forth below:

	June 30, 2025	December 31, 2024
	(in millions)
UK	$135.3	$115.1
Greece	23.3	12.7
Rest of world	25.3	25.6
Total	$183.9	$153.4

Software development costs are included as attributable to the market in which they are utilized.

18. Customer Concentration

During the three months ended June 30, 2025 and the three months ended June 30, 2024, no customers represented at least 10% of the Company’s revenue.

During the six months ended June 30, 2025, no customer represented at least 10% of the Company’s revenue. During the six months ended June 30, 2024, one customer represented at least 10% of the Company’s revenue, accounting for 10% of the Company’s revenue. This customer was served by the Virtual Sports and Interactive segments.

At June 30, 2025, no customers represented at least 10% of the Company’s accounts receivable. At December 31, 2024, one customer represented at least 10% of the Company’s accounts receivable, accounting for approximately 16% of the Company’s accounts receivable.

19. Revision of Previously Reported Information

In connection with the preparation of the Company’s 2024 Form 10-K, the Company identified immaterial errors in its previously reported financial statements for the periods ended March 31, 2024, June 30, 2024 and September 30, 2024 relating to the classification of leases between operating and sales type.

In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the errors were immaterial to any prior interim financial statements. Notwithstanding this conclusion, management has revised the accompanying consolidated financial statements for the 2024 interim periods included in this Form 10-Q, and related notes included herein to correct the errors. Management also reflected the corrections in the consolidated financial statements for the 2024 year and related notes in the 2024 Form 10-K.

The following tables present the effect of correcting this error on the Company’s previously issued financial statements.

For the 3 months ended June 30, 2024

	As previously reported	Adjustment	As revised
	(in millions, except per share data)
Consolidated Statement of Operations
Revenue	$75.6	$(0.8)	$74.8
Depreciation and amortization	(10.6)	0.1	(10.5)
Net operating income	9.4	(0.7)	8.7
Interest expense, net	(6.7)	0.1	(6.6)
Total other expense, net	(6.6)	0.1	(6.5)
Net income before income taxes	2.8	(0.6)	2.2
Net income	2.0	(0.6)	1.4
Comprehensive income	2.1	(0.6)	1.5
Net income per common share – basic	0.07	(0.02)	0.05
Net income per common share - diluted	0.07	(0.02)	0.05

For the 6 months ended June 30, 2024

	As previously reported	Adjustment	As revised
	(in millions, except per share data)
Consolidated Statement of Operations
Revenue	$138.7	$(1.7)	$137.0
Depreciation and amortization	(20.5)	0.3	(20.2)
Net operating income	8.0	(1.4)	6.6
Interest expense, net	(13.3)	0.1	(13.2)
Total other expense, net	(13.1)	0.1	(13.0)
Loss before income taxes	(5.1)	(1.3)	(6.4)
Net loss	(3.7)	(1.3)	(5.0)
Comprehensive loss	(2.3)	(1.8)	(4.1)
Net loss per common share – basic	(0.13)	(0.05)	(0.18)
Net loss per common share - diluted	(0.13)	(0.05)	(0.18)

	As previously reported	Adjustment	As revised
	(in millions)
Consolidated Statement of Cashflows
Net loss	$(3.7)	$(1.3)	$(5.0)
Depreciation and amortization	20.5	0.3	20.2
Accounts receivable	(1.6)	(0.4)	(2.0)
Prepaid expenses and other assets	5.0	1.9	6.9

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

For the three and six months ended June 30, 2025, we derived approximately 72% and 69% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), respectively, 5% (in both periods) from USA respectively, 8% and 9% from Greece respectively, and the remaining 15% and 17% across the rest of the world. During the three and six months ended June 30, 2024, we derived approximately 75% (in both periods) from the UK, 3% and 2% from USA respectively, 6% and 8% from Greece and 16% and 15% respectively for the rest of world.

As of June 30, 2025, our non-current assets (excluding goodwill) were attributable as follows: 73% to the UK, 13% to Greece and 14% across the rest of the world. As of June 30, 2024, our non-current assets (excluding goodwill) were attributable as follows: 70% to the UK, 10% to Greece and 20% across the rest of the world.

Foreign Exchange

Our results are affected by changes in foreign currency exchange rates as a result of the translation of foreign functional currencies into our reporting currency and the re-measurement of foreign currency transactions and balances. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. The geographic region in which the largest portion of our business is operated is the UK and the British pound (“GBP”) is our functional currency. Our reporting currency is the U.S. dollar (“USD”). Our results are translated from our functional currency of GBP into the reporting currency of USD using average rates for profit and loss transactions and applicable spot rates for period-end balances. The effect of translating our functional currency into our reporting currency, as well as translating the results of foreign subsidiaries that have a different functional currency into our functional currency, is reported separately in Accumulated Other Comprehensive Income.

During the three and six months ended June 30, 2025, we derived approximately 28% and 31% respectively of our revenue from sales to customers outside the UK (see discussion above), compared to 25% (in both periods) during the three and six months ended June 30, 2024, respectively.

In the section “Results of Operations” below, currency impacts shown have been calculated as the current-period average GBP:USD rate less the equivalent average rate in the prior year period, multiplied by the current period amount in our functional currency (GBP). The remaining difference, referred to as functional currency at constant rate, is calculated as the difference in our functional currency, multiplied by the prior-period average GBP:USD rate. This is not a U.S. GAAP measure, but one which management believes provides a useful indication of results. In the tables below, variances in particular line items from period to period exclude currency translation movements, and currency translation impacts are shown independently.

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

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the three month periods ended June 30, 2025 and June 30, 2024, the average GBP:USD rates were 1.34 and 1.26, respectively, and for the six-month ended June 30, 2025 period were 1.30 and 1.26, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three and six-month periods ended June 30, 2025, compared to the same period in 2024; and

●	a discussion and analysis of the results of operations for each of the Company’s segments (Gaming, Virtual Sports, Interactive and Leisure) for the three and six-month periods ended June 30, 2025, compared to the same period in 2024, including key performance indicator (“KPI”) analysis.

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

Key Events – Current Quarter

During the three-month period ended June 30, 2025 in the Gaming segment, 798 new terminals were delivered to OPAP as part of the order of 4,000 new VLT’s placed in the Greek market in the fourth quarter of 2024 (all of which are expected to be delivered in 2025). In the Canadian market, the Alberta Gaming, Liquor and Cannabis (“AGLC”) ordered 58 new Valor CS terminals which were deployed in the quarter.

During the three-month period ended June 30, 2025 the Virtual Sports segment launched a new partnership with global aggregation leader Aristocrat Interactive. Through this collaboration Inspired has gone live with the Virginia Lottery, delivering a comprehensive suite of scheduled Virtual Sports games under the Inspired V-Lottery brand.

During the three-month period ended June 30, 2025 the Interactive segment went live with nine new operators increasing the total number of net customers at the end of the period by six due to the closure of a few smaller customers.

Key agreements signed in the three-month period ended June 30, 2025 include an extension to the Chisholm Bookmakers contract for four years, a new customer contract for JenningsBet for five years for the provision and installation of 591 Vantage terminals and a new customer contract for Corbett Bookmakers for four years for the provision and installation of 148 Flex terminals, all of which are in the Gaming segment.

On June 9th, Inspired announced the completion of a private placement by its subsidiary of £270.0 million aggregate principal amount of senior secured notes due 2030 (the “2030 Senior Secured Notes”). In connection with the placement, certain of its subsidiaries also entered into a new £17.8 million revolving credit facility (the “Revolving Credit Facility”), which replaces its existing, and now terminated, revolving credit facility.

Overall Company Results

Three and Six Months ended June 30, 2025, compared to Three and Six Months ended June 30, 2024

	For the Three-Month		Variance				For the Six-Month		Variance
	Period ended		2025 vs 2024				Period ended		2025 vs 2024
(In millions)	June 30, 2025	June 30, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	June 30, 2025	June 30, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$73.8	$64.9	$4.0	$4.9	8%	14%	$130.8	$121.1	$3.7	$6.0	5%	8%
Product	6.5	9.9	0.3	(3.7)	(37)%	(34)%	9.9	15.9	0.4	(6.4)	(40)%	(38)%
Total revenue	80.3	74.8	4.3	1.2	2%	7%	140.7	137.0	4.1	(0.4)	0%	3%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(21.2)	(19.0)	(1.1)	(1.1)	6%	12%	(36.2)	(34.9)	(1.1)	(0.2)	1%	4%
Cost of Product	(4.0)	(5.8)	(0.2)	2.0	(34)%	(31)%	(6.9)	(10.3)	(0.2)	3.6	(35)%	(33)%
Staff-related selling general and administrative expenses	(18.7)	(16.2)	(1.0)	(1.5)	9%	15%	(33.9)	(32.3)	(0.8)	(0.8)	2%	5%
Non-staff related selling, general and administrative expenses	(11.8)	(11.4)	(0.7)	0.3	(3)%	4%	(24.2)	(25.1)	(0.5)	1.4	(6)%	(4)%
Labor costs capitalized	3.8	2.3	0.2	1.3	57%	65%	7.3	5.6	0.2	1.5	27%	30%
Other segment items:
Stock-based compensation	(1.8)	(1.6)	(0.1)	(0.1)	6%	13%	(3.2)	(3.9)	(0.1)	0.8	(21)%	(18)%
Depreciation and amortization	(15.3)	(10.5)	(1.4)	(3.4)	32%	46%	(25.9)	(20.2)	(1.3)	(4.4)	22%	28%
Other selling, general and administrative expenses	(3.4)	(3.9)	(0.2)	0.7	(18)%	(13)%	(8.2)	(9.3)	(0.3)	1.4	(15)%	(18)%
Net operating Income (Loss)	7.9	8.7	(0.2)	(0.6)	(7)%	(9)%	9.5	6.6	-	2.9	44%	44%
Other income (expense)
Interest expense, net	(7.1)	(6.6)	(0.4)	(0.1)	2%	8%	(14.1)	(13.2)	(0.4)	(0.5)	4%	7%
Other finance income (expense)	0.2	0.1	-	0.1	100%	100%	0.4	0.2	-	0.2	100%	100%
Total other income (expense), net	(6.9)	(6.5)	(0.4)	-	-	6%	(13.7)	(13.0)	(0.4)	(0.3)	2%	5%
Net Income (loss) from continuing operations before income taxes	1.0	2.2	(0.6)	(0.6)	27%	55%	(4.2)	(6.4)	(0.4)	2.6	(41)%	(34)%
Income tax expense	(8.8)	(0.8)	(0.6)	(7.4)	925%	1000%	(3.7)	1.4	(0.3)	(4.8)	(342)%	(364)%

Net Income (Loss)	$(7.8)	$1.4	$(1.2)	$(8.0)	(571)%	(657)%	$(7.9)	$(5.0)	$(0.7)	$(2.2)	44%	58%
Exchange Rate - $ to £	1.34	1.26					1.30	1.26

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue (for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024)

Consolidated Reported Revenue by Segment

For the three months period ended June 30, 2025, revenue on a functional currency (at constant rate) basis increased by $1.2 million or 2% compared to the three-month period ended June 30, 2024 and for the six months period ended June 30, 2025, revenue on a functional currency basis decreased by $0.4 million or 0% compared to the six month period ended June 30, 2024.

For the three-month period ended June 30, 2025 compared to the three-month period ended June 30, 2024, Gaming revenue declined by $0.6 million, Gaming product sales declined $3.7 million due to decreases in unit volumes in the UK and North America markets, partially offset by an increase in Gaming service revenue of $3.1 million, due to an increase in the UK market. Virtual Sports revenue declined by $3.0 million due to reduced Online revenue. Interactive revenue increased by $3.6 million, driven by revenue growth in the UK and North America: and Leisure revenue increased by $1.3 million predominantly due the timing of a key public holiday in UK.

For the six-month period ended June 30, 2025 compared to the six-month period ended June 30, 2024, Gaming revenue declined by $2.0 million, Gaming product sales declined $6.4 million due to a decrease in the UK and North America markets as product sales do not typically follow a linear year-over-year trend. This was partially offset by an increase in Gaming service revenue of $4.4 million predominantly due to the UK and mainland European markets. Virtual Sports revenue decreased by $6.7 million due to a decrease in Online revenue. Interactive revenue increased by $7.7 million, driven by revenue growth in the UK, mainland Europe and Latin America; and Leisure revenue increased by $0.7 million due to increases in Holiday Parks due to revenue growth in both existing and new sites added in the prior twelve-month period as well as revenue growth in the Bingo sector.

Cost of Sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, for the three and six-month period ended June 30, 2025, decreased by $0.9 million and $3.4 million, or 4% and 8%, respectively compared to the three and six-month period ended Juen 30, 2024. The decreases were driven by a $2.0 million and $3.6 million decrease in cost of product, respectively, predominantly driven by the decrease in product revenues. This was partially offset by a $1.1 million and $0.2 million increase in cost of service, respectively, predominately driven by the increase in service revenues.

Staff related selling, general and administrative expenses

Staff related selling, general and administrative expenses for the three and six-month period ended June 30, 2025 increased by $1.5 million and $0.8 million, or 9% and 2% respectively compared to the three and six-month period ended June 30, 2024 mainly related to performance based short term incentive expenses.

Non-staff related selling, general and administrative expenses

Non-Staff related selling, general and administrative expenses for the three and six-month period ended June 30, 2025 decreased by $0.3 million and $1.4 million, or 3% and 6% compared to the three and six-month period ended June 30, 2024.

The decrease in the three-month period ended June 30, 2025 compared to the three-month period ended June 30, 2024 was predominantly driven by a favorable realized gain on foreign currency movements of $0.3 million and the decrease in the six-month period ended June 30, 2025 compared to the period ended June 30, 2024 was driven by reductions in professional fees of $0.9 million due to timing of activities as well as a favorable realized gain on foreign currency movements of $0.6 million.

Stock-based compensation

During the three and six-month period ended June 30, 2025, the Company recorded stock-based compensation expenses of $1.8 million and $3.2 million, respectively, compared to stock-based compensation expenses of $1.6 million and $3.9 million for the three and six-month period ended June 30, 2024. All expenses related to outstanding awards.

Depreciation and amortization

Depreciation and amortization for the three-month period ended June 30, 2025, increased by $3.4 million compared to the three-month period ended June 30, 2024. This was driven by increases in Gaming of $3.1 million and in Leisure of $0.9 million related to gaming machine additions, and in Interactive of $0.1 million. This was partially offset by a reduction in Virtual Sports of $0.7 million, due to assets being fully depreciated.

Depreciation and amortization for the six-month period ended June 30, 2025, increased by $4.4 million compared to the six-month period ended June 30, 2024. This increase was driven by increases in Gaming of $3.7 million and Leisure of $1.5 million, partially offset by a reduction in Virtual Sports of $0.4 million and Interactive of $0.4 million due to assets being fully depreciated.

Net operating income / net income/(loss)

During the three and six-month periods ended June 30, 2025, net operating income was $7.9 million and $9.5 million, respectively, representing a decrease of $0.6 million and increase of $2.9 million, respectively, compared to the three and six-month periods ended June 30, 2024.

The decline in the three-month period ended June 30, 2025 compared to the three-month period ended June 30, 2024 was predominantly due to increased depreciation and amortization expense, partially offset by higher revenues and lower cost of sales.

The growth in the six-month period ended June 30, 2025 compared to the six-month period ended June 30, 2024 was mainly due to lower cost of product and non-staff related selling, general and administrative expenses partially offset by higher depreciation and amortization expenses.

For the three and six-months ended June 30, 2025 net loss was $7.8 million and $7.9 million, respectively, compared to a net income of $1.4 million and a net loss of $5.0 million, respectively, in the three and six-month period ended June 30, 2024.

For the three and six-month period ended June 30, 2025 the $8.0 million and $2.2 million decrease respectively compared to the three and six-month period ended June 30, 2024, was primarily due to the increase in net operating income offset by income tax expense and higher interest expense.

Deferred Tax

The Company maintains a valuation allowance related to capital loss carryovers in the United Kingdom, state net operating losses unable to be utilized in the United States, and United States interest expected to be limited under Section 163(j).

Segment Results (for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024)

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

Gaming, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2025 vs 2024		June 30,	June 30,	2025 vs 2024
Gaming	2025	2024		%	2025	2024		%

End of period installed base (# of terminals) (2)	33,879	34,906	(1,027)	(2.9)%	33,879	34,906	(1,027)	(2.9)%
Total Gaming - Average installed base (# of terminals) (2)	33,925	34,878	(953)	(2.7)%	33,907	34,831	(924)	(2.7%)
Participation - Average installed base (# of terminals) (2)	28,814	29,917	(1,103)	(3.7)%	28,847	29,875	(1,028)	(3.4)%
Fixed Rental - Average installed base (# of terminals)	10,090	4,962	5,128	103.3%	9,051	4,955	4,096	82.7%
Service Only - Average installed base (# of terminals)	7,449	5,308	2,141	40.3%	7,764	6,578	1,186	18.0%
Customer Gross Win per unit per day (1) (2)	£100.3	£96.0	£4.3	4.5%	£100.2	£97.4	£2.8	2.9%
Customer Net Win per unit per day (1) (2)	£73.3	£70.8	£2.5	3.5%	£73.2	£71.9	£1.3	1.8%
Inspired Blended Participation Rate	5.2%	5.3%	(0.1)%	(1.9)%	5.1%	5.4%	(0.3)%	(5.6)%
Inspired Fixed Rental Revenue per Gaming Machine per week	£24.2	£28.6	£(4.4)	(15.4)%	£23.5	£29.5	£(6.0)	(20.3)%
Inspired Service Rental Revenue per Gaming Machine per week	£7.4	£5.3	£2.1	39.6%	£7.6	£5.2	£2.4	46.1%
Gaming Long term license amortization (£’m)	£0.6	£0.6	£-	-%	£1.1	£1.1	£-	-%
Number of Machine sales	538	705	(167)	(23.7)%	851	1,311	(460)	(35.1)%
Average selling price per terminal	£7,787	£8,971	£(1,184)	(13.2)%	£6,990	£8,071	£(1,081)	(13.4)%

(1)	Includes all SBG terminals in which the Company takes a participation revenue share across all territories.

(2)	Includes approximately 2,500 lottery terminals where the revenue share is on handle instead of net win.

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

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2025 vs 2024		June 30,	June 30,	2025 vs 2024
(In £ millions)	2025	2024		%	2025	2024		%
Gaming Recurring Revenue
Total Gaming Revenue	£20.3	£20.8	£(0.5)	(2)%	£37.6	£39.1	£(1.5)	(4)%

Gaming Participation Revenue	£9.8	£10.3	£(0.5)	(5)%	£19.5	£20.7	£(1.2)	(6)%
Gaming Other Fixed Fee Recurring Revenue	£3.9	£2.1	£1.8	86%	£6.3	£5.3	£1.0	19%
Gaming Project Recurring Revenue	£0.7	£0.2	£0.5	250%	£1.0	£0.4	£0.6	150%
Gaming Long-term license amortization	£0.6	£0.6	£-	0%	£1.1	£1.2	£(0.1)	(8)%
Total Gaming Recurring Revenue	£15.0	£13.2	£1.8	14%	£27.9	£27.6	£0.3	1%
Gaming Recurring Revenue as a % of Total Gaming Revenue	74%	63%	11%		74%	71%	3%

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

	For the Three-Month					For the Six-Month
	Period ended		Variance			Period ended		Variance
(In millions)	June 30, 2025	June 30, 2024	2025 vs 2024		Total Functional Currency %	June 30, 2025	June 30, 2024	2025 vs 2024		Total Functional Currency %

Service Revenue:
UK LBO	$12.1	$9.1	3.0	33%	26%	$22.0	$18.2	$3.8	21%	3%
UK Other	2.8	2.4	0.4	17%	15%	5.3	5.0	0.3	6%	3%
Italy	0.4	0.4	-	-%	(3)%	0.7	0.8	(0.1)	(13)%	2%
Greece	4.6	3.6	1.0	28%	20%	9.2	7.5	1.7	23%	3%
Rest of the World	-	0.2	(0.2)	(100)%	(99)%	0.3	0.5	(0.2)	(40)%	2%
Lotteries	1.4	1.3	0.1	8%	(1)%	2.7	2.7	-	0%	3%

Total Service revenue	$21.3	$17.0	$4.3	25%	18%	$40.2	$34.7	$5.5	16%	13%

Exchange Rate - $ to £	1.34	1.26				1.30	1.26

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming, Results of Operations

	For the Three-Month		Variance				For the Six-Month		Variance
	Period ended		2025 vs 2024				Period ended		2025 vs 2024
(In millions)	June 30, 2025	June 30, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	June 30, 2025	June 30, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$21.3	$17.0	$1.2	$3.1	18%	25%	$40.2	$34.7	$1.1	$4.4	13%	16%
Product	5.9	9.3	0.3	(3.7)	(40)%	(37)%	8.7	14.7	0.4	(6.4)	(44)%	(41)%
Total revenue	27.2	26.3	1.5	(0.6)	(2)%	3%	48.9	49.4	1.5	(2.0)	(4)%	(1)%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(5.7)	(5.1)	(0.4)	(0.2)	4%	12%	(11.1)	(10.9)	(0.3)	0.1	(1)%	2%
Cost of Product	(3.8)	(5.6)	(0.2)	2.0	(36)%	(32)%	(6.4)	(9.9)	(0.2)	3.7	(37)%	(35)%
Total cost of sales	(9.5)	(10.7)	(0.6)	1.8	(17)%	(11)%	(17.5)	(20.8)	(0.5)	3.8	(18)%	(16)%

Staff-related selling, general and administrative expenses	(4.1)	(4.5)	(0.1)	0.5	(11)%	(9)%	(7.5)	(9.2)	(0.2)	1.9	(21)%	(18)%
Non-staff related selling, general and administrative expenses	(2.7)	(2.4)	(0.1)	(0.2)	8%	13%	(5.6)	(5.3)	(0.1)	(0.2)	4%	6%
Labor costs capitalized	1.9	0.8	0.1	1.0	125%	138%	3.8	1.8	0.2	1.8	100%	111%
Other segment items:
Stock-based compensation	(0.3)	(0.2)	-	(0.1)	50%	50%	(0.5)	(0.4)	-	(0.1)	25%	25%

Depreciation and amortization	(6.8)	(3.3)	(0.4)	(3.1)	94%	106%	(11.5)	(7.4)	(0.4)	(3.7)	50%	55%
Other selling, general and administrative expenses	(0.4)	(0.3)	-	(0.1)	33%	33%	(0.6)	(0.3)	-	(0.3)	100%	100%

Net operating Income	$5.3	$5.7	$0.4	$(0.8)	(14)%	(7)%	$9.5	$7.8	$0.5	$1.2	15%	22%

Exchange Rate - $ to £	1.34	1.26					1.30	1.26

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

Gaming Revenue

During the three and six-month period ended June 30, 2025, Gaming revenue decreased by $0.6 million and $2.0 million, or 2% and 4% respectively compare to the three and six month period ended June 30, 2024. This was driven by decreases in Product revenue of $3.7 million and $6.4 million, respectively, partially offset by increases in Service revenue of $3.1 million and $4.4 million, respectively.

For the three-month period ended June 30, 2025 compared to the three-month period ended June 30, 2024, the increase in Gaming Service revenue was driven by increases of $2.7 million in the UK market predominantly due to the William Hill Vantage® terminal deployment, and a $0.7 million increase in the Greek market.

For the six-month period ended June 30, 2025 compared to the six-month period ended June 30, 2024, the increase in Gaming Service revenue was driven by an increase of $3.3 million from the UK markets predominantly due to the William Hill Vantage® terminal deployment, inclusive of UK LBO shop closures, and a $1.5 million increase from Greece.

For the three and six-month period ended June 30, 2025 compared to the three and six-month period ended June 30, 2024 the Product revenue decrease was driven by lower unit sales, as the prior year period contained higher volumes of hardware sales which are less predictable in nature.

Gaming operating income

Net income for the three-month period ended June 30, 2025, decreased by $0.8 million, compared to the three-month period ended June 30, 2024. The decrease was primarily driven by an increase in depreciation and amortization of $3.1 million partially offset by a decrease in Cost of Product of $2.0 million due to the lower volumes of hardware sales.

Net income for the six-month period ended June 30, 2025, increased by $1.2 million, compared to the six-month period ended June 30, 2024. The increase was primarily due to a reduction in staff-related selling, general and administrative expenses of $1.3 million driven by the closure of the Bridgend manufacturing facility in 2024 as well as a decrease in Cost of Product of $3.7 due to lower volumes of hardware sales.

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

Virtual Sports, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2025 vs 2024		June 30,	June 30,	2025 vs 2024
	2025	2024		%	2025	2024		%
Virtuals

No. of Live Customers at the end of the period	59	57	2	3.5%	59	57	2	3.5%
Average No. of Live Customers	58	57	1	1.8%	58	56	2	3.6%
Total Revenue (£’m)	£6.9	£9.3	£(2.4)	(25.8)%	£13.9	£19.0	£(5.1)	(26.8)%
Total Revenue £’m - Retail	£2.3	£2.6	£(0.3)	(11.5)%	£4.4	£4.9	£(0.5)	(10.2)%
Total Revenue £’m - Online Virtuals	£4.6	£6.7	£(2.1)	(31.3)%	£9.4	£14.1	£(4.7)	(33.3)%

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

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2025 vs 2024		June 30,	June 30,	2025 vs 2024
(In £ millions)	2025	2024		%	2025	2024		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£6.9	£9.3	£(2.4)	(26)%	£13.8	£19.1	£(5.3)	(28)%

Recurring Revenue - Retail Virtuals	£2.1	£2.5	£(0.4)	(16)%	£4.1	£4.8	£(0.7)	(15)%
Recurring Revenue - Online Virtuals	£4.5	£6.6	£(2.1)	(32)%	£9.1	£13.8	£(4.7)	(34)%
Total Virtual Sports Long-term license amortization	£0.3	£0.0	£0.3	100%	£0.5	£0.1	£0.4	400%
Total Virtual Sports Recurring Revenue	£6.9	£9.1	£(2.2)	(24)%	£13.7	£18.7	£(5.0)	(27)%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	100%	98%			99%	98%

“Recurring Revenue” includes our share of revenue generated from (i) our Virtual Sports products placed with operators; (ii) licensing our game content and intellectual property to third parties; and (iii) our games on third-party online gaming platforms that are interoperable with our game servers.

“Virtual Sports Long term license amortization” is the upfront license fee which is typically spread over the life of the contract.

Virtual Sports, Results of Operations

	For the Three-Month		Variance				For the Six-Month		Variance
	Period ended		2025 vs 2024				Period ended		2025 vs 2024
(In millions)	June 30, 2025	June 30, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	June 30, 2025	June 30, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$9.2	$11.7	$0.5	$(3.0)	(26)%	(21)%	$17.9	$24.1	$0.5	$(6.7)	(28)%	(26)%

Cost of Service	(0.7)	(0.1)	-	(0.6)	600%	600%	(1.2)	(0.5)	-	(0.7)	140%	140%

Staff-related selling, general and administrative expenses	(2.4)	(2.2)	(0.1)	(0.1)	5%	9%	(4.6)	(4.5)	(0.1)	-	-	2%
Non-staff related selling, general and administrative expenses	(0.5)	(0.6)	-	0.1	(17)%	(17)%	(1.1)	(1.3)	-	0.2	(15)%	(15)%
Labor costs capitalized	1.0	0.8	-	0.2	25%	25%	1.9	2.2	-	(0.3)	(14)%	(14)%
Other segment items:
Staff-related selling, general and administrative expenses
Stock-based compensation	(0.1)	(0.1)	-	-	-	-	(0.2)	(0.2)	-	-	-	-

Depreciation and amortization	(1.9)	(2.5)	(0.1)	0.7	(28)%	(24)%	(3.2)	(3.4)	(0.2)	0.4	(12)%	(6)%

Net operating Income	$4.6	$7.0	$0.3	$(2.7)	(39)%	(34)%	$9.5	$16.4	$0.2	$(7.1)	(43)%	(42)%

Exchange Rate - $ to £	1.34	1.26					1.30	1.26

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

Virtual Sports revenue

During the three and six-month period ended June 30, 2025, revenue decreased by $3.0 million and $6.7 million, or 26% and 28%, respectively compared to the three and six-month period ended June 30, 2024 primarily driven by a regulation in the Brazilian market and introduction of new levies.

Virtual Sports net operating income

During the three and six-month period ended June 30, 2025, operating income decreased by $2.7 million and $7.1 million respectively compared to the three and six-month period ended June 30, 2024, primarily due to the decreases in revenues and increases in the associated cost of sales mainly related to regulation of the Brazilian market and introduction of new levies.

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

Interactive, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2025 vs 2024		June 30,	June 30,	2025 vs 2024
	2025	2024		%	2025	2024		%
Interactive

No. of Live Customers at the end of the period	196	164	32	19.5%	196	164	32	19.5%
Average No. of Live Customers	194	161	33	20.5%	189	158	31	19.6%
No. of Games available at the end of the period	320	307	13	4.2%	320	307	13	4.2%
Average No. of Games available	318	303	15	4.9%	321	299	22	7.4%
No. of Live Games at the end of the period	296	292	4	1.4%	296	292	4	1.4%
Average No. of Live Games	294	286	8	2.8%	297	280	17	6.1%
Total Revenue (£’m)	£10.1	£7.4	£2.7	36.5%	£19.7	£13.8	£5.9	42.8%

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

“Total Revenue (£m)” represents total revenue for the Interactive segment, including recurring and upfront service revenue.

Interactive, Results of Operations

	For the Three-Month		Variance				For the Six-Month		Variance
	Period ended		2025 vs 2024				Period ended		2025 vs 2024
(In millions)	June 30, 2025	June 30, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	June 30, 2025	June 30, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$13.6	$9.4	$0.6	$3.6	38%	45%	$25.7	$17.5	$0.5	$7.7	44%	47%

Cost of Service	(0.8)	(0.5)	-	(0.3)	60%	60%	(1.4)	(1.1)	-	(0.3)	27%	27%

Staff-related selling, general and administrative expenses	(3.0)	(2.1)	(0.1)	(0.8)	38%	43%	(5.4)	(4.3)	(0.1)	(1.0)	23%	26%
Non-staff related selling, general and administrative expenses	(1.6)	(1.2)	(0.1)	(0.3)	25%	33%	(3.6)	(2.7)	(0.1)	(0.8)	30%	33%
Labor costs capitalized	0.9	0.5	0.1	0.3	60%	80%	1.5	1.1	0.1	0.3	27%	36%
Other segment items:

Stock-based compensation	(0.2)	(0.1)	-	(0.1)	100%	100%	(0.3)	(0.2)	-	(0.1)	50%	50%

Depreciation and amortization	(1.6)	(1.2)	(0.3)	(0.1)	8%	33%	(2.3)	(2.4)	(0.3)	0.4	(17)%	(4)%

Net operating Income	$7.3	$4.8	$0.2	$2.3	48%	52%	$14.2	$7.9	$0.1	$6.2	78%	80%

Exchange Rate - $ to £	1.34	1.26					1.30	1.26

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

Interactive revenue

During three-month period ended June 30, 2025, revenue increased by $3.6 million, or 38% compared to the three-month period ended June 30, 2024 mainly driven by revenue growth in the UK, and North America due to the launch of new content across the estate and increased promotional activity through exclusive deals with tier-one customers.

During the six-month period ended June 30, 2025, revenue increased by $7.7 million, or 44% compared to the six-month period ended June 30, 2024 primarily driven by revenue growth in the UK, mainland Europe and Latin America.

 Interactive Net operating income

Operating income for the three and six-month periods ended June 30, 2025, increased by $2.3 million and $6.2 million, respectively compared to the three and six-month period ended June 30, 2024.

For the three-month period ended June 30,2025 compared to the three-month period ended June 30, 2024, this increase was driven by the increase in Gross Margin of $3.3 million, partially offset by increases in Staff-related selling, general and administrative expenses of $0.8 million.

For the six-month period ended June 30, 2025 compared to the six-month period ended June 30, 2024, this increase was driven by the increase in gross margin of $7.4 million, partially offset by increases in staff-related selling, general and administration expenses of $1.0 million and non-staff related selling, general and administrative expenses of $0.8 million.

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

Leisure, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2025 vs 2024		June 30,	June 30,	2025 vs 2024
	2025	2024		%	2025	2024		%
Leisure

End of period installed base Gaming machines (# of terminals)	9,666	10,540	(874)	(8.3)%	9,666	10,540	(874)	(8.3)%
Average installed base Gaming machines (# of terminals)	9,703	10,600	(897)	(8.5)%	9,799	10,639	(840)	(7.9)%
End of period installed base Other (# of terminals)	2,914	3,901	(987)	(25.3)%	2,914	3,901	(987)	(25.3)%
Average installed base Other (# of terminals)	2,931	3,993	(1,062)	(26.6)%	3,118	4,047	(929)	(23.0)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	6,147	6,253	(106)	(1.7)%	6,124	6,281	(157)	(2.5)%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	65	132	(67)	(50.8)%	66	146	(80)	(54.8)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	2,468	3,013	(545)	(18.1)%	2,570	3,035	(465)	(15.3)%
Inspired Leisure Revenue per Gaming Machine per week	£77.9	£69.4	£8.5	12.2%	£76.1	£69.8	£6.3	9.0%
Inspired Pub Digital Revenue per Gaming Machine per week	£74.9	£73.4	£1.5	2.0%	£74.5	£73.3	£1.2	1.6%
Inspired Pub Analogue Revenue per Gaming Machine per week	£25.8	£32.2	£(6.4)	(19.9)%	£25.4	£32.0	£(6.6)	(20.6)%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£111.9	£94.6	£17.3	18.3%	£106.5	£93.1	£13.4	14.4%
Inspired Other Revenue per Machine per week	£37.8	£23.6	£14.2	60.2%	£34.1	£23.8	£10.3	43.3%

Total Holiday Parks Revenue (Gaming and Non Gaming) (£’m)	£11.0	£10.4	£0.6	5.8%	£13.9	£13.5	£0.4	3.0%

(1)	Motorway Service Area machines

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

“Revenue per machine unit per week” represents the average weekly participation or rental revenue recognized during the period.

Leisure, Results of Operations

	For the Three-Month		Variance				For the Six-Month		Variance
	Period ended		2025 vs 2024				Period ended		2025 vs 2024
(In millions)	June 30, 2025	June 30, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	June 30, 2025	June 30, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$29.7	$26.8	$1.6	$1.3	5%	11%	$47.0	$44.8	$1.5	$0.7	2%	5%
Product	0.6	0.6	-	-	0%	0%	1.2	1.2	-	-	0%	0%
Total revenue	30.3	27.4	1.6	1.3	5%	11%	48.2	46.0	1.5	0.7	2%	5%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(14.0)	(13.3)	(0.7)	-	0%	5%	(22.5)	(22.4)	(0.7)	0.6	(3)%	0%
Cost of Product	(0.2)	(0.2)	-	-	-	-	(0.5)	(0.4)	-	(0.1)	25%	25%
Total cost of sales	(14.2)	(13.5)	(0.7)	-	-	5%	(23.0)	(22.8)	(0.7)	0.5	2%	1%

Staff-related selling, general and administrative expenses	(4.6)	(4.2)	(0.3)	(0.1)	2%	10%	(8.6)	(8.4)	(0.2)	-	0%	2%
Non-staff related selling, general and administrative expenses	(3.8)	(3.8)	(0.2)	0.2	5%	0%	(7.3)	(7.4)	(0.2)	0.3	(4)%	(1)%
Labor costs capitalized	-	0.2	-	(0.2)	(100)%	(100)%	0.1	0.5	-	(0.4)	(80)%	(80)%
Other segment items:

Stock-based compensation	(0.2)	(0.1)	-	(0.1)	100%	100%	(0.3)	(0.2)	-	(0.1)	50%	50%

Depreciation and amortization	(4.1)	(3.0)	(0.2)	(0.9)	30%	37%	(7.3)	(6.0)	(0.2)	(1.1)	18%	22%
Other selling, general and administrative expenses	-	-	-	-	-	-	-	-	-	-	-	-

Net operating Income	$3.4	$3.0	$0.2	$0.2	7%	13%	$1.8	$1.7	$0.2	$(0.1)	(6)%	6%

Exchange Rate - $ to £	1.34	1.26					1.30	1.26

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

Leisure Revenue

For the three-month period ended June 30, 2025, revenue increased by $1.3 million or 5% compared to the three-month period ended June 30,2024, predominantly due to the timing of a key public holiday in UK.

For the six-month period ended June 30, 2025 revenue increased by $0.7 million or 2% compared to the six-month period ended June 30, 2024 mainly due to increases in Holiday due to revenue growth in both existing and new sites added in the prior twelve-month period as well as revenue growth in the Bingo sector.

Leisure Net Operating Income

Operating income for the three-month period ended June 30, 2025 increased $0.2 million compared to the three-month period ended June 30, 2024. This was primarily due to the increase in revenue of 1.3 million partially offset by an increase in depreciation and amortization of $0.9 million for Gaming machine additions.

Operating income for the six-month period ended June 30, 2025 decreased $0.1 million compared to the six-month period ended June 30, 2024.

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

Reconciliations from net loss, as shown in our Consolidates Statements of Operations and Comprehensive Income (Loss), to Adjusted EBITDA are shown below:

Reconciliation to Adjusted EBITDA by segment for the Three and Six Months ended June 30, 2025

	For the Three-Month Period ended						For the Six-Month Period ended
	June 30, 2025						June 30, 2025
(In millions)	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$(7.8)	$5.3	$4.6	$7.3	$3.4	$(28.4)	$(7.9)	$9.5	$9.5	$14.2	$1.8	$(42.9)

Pension charges (1)	0.3					0.3	0.5					0.5

Costs of group restructure (2)	3.2	0.4				2.8	3.7	0.6				3.1
Costs of group restatement (3)	(0.1)					(0.1)	4.0					4.0
Stock-based compensation expense (4)	1.8	0.3	0.1	0.2	0.2	1.0	3.2	0.5	0.2	0.3	0.3	1.9

Depreciation and amortization (4)	15.3	6.8	1.9	1.6	4.1	0.9	25.9	11.5	3.2	2.3	7.3	1.6
Interest expense net (4)	7.1					7.1	14.1					14.1
Other finance expenses / (income) (4)	(0.2)					(0.2)	(0.4)					(0.4)
Income tax (4)	8.8					8.8	3.7					3.7
Adjusted EBITDA	$28.4	$12.8	$6.6	$9.1	$7.7	$(7.8)	$46.8	$22.1	$12.9	$16.8	$9.4	$(14.4)

Adjusted EBITDA	£21.3	£9.6	£5.0	£6.8	£5.8	£(5.9)	£35.8	£17.0	£9.9	£12.9	£7.1	£(11.1)

Exchange Rate - $ to £ (5)	1.34						1.30

Note: Certain corporate function costs have not been allocated to the Company’s reportable operating segments because to do so would not be practical; these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Three and Six Months ended June 30, 2024

	For the Three-Month Period ended						For the Six-Month Period ended
	June 30, 2024						June 30, 2024
(In millions)	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$1.4	$5.7	$7.0	$4.8	$3.0	$(19.1)	$(5.0)	$7.8	$16.4	$7.9	$1.7	$(38.8)
Pension charges (1)	0.3					0.3	0.6					0.6

Cost of Group Restructure (2)	0.8	0.3				0.5	1.0	0.3				0.7

Costs of group restatement (3)	2.8					2.8	7.7					7.7
Stock-based compensation expense (4)	1.6	0.2	0.1	0.1	0.1	1.1	3.9	0.4	0.2	0.2	0.2	2.9

Depreciation and amortization (4)	10.5	3.3	2.5	1.2	3.0	0.5	20.2	7.4	3.4	2.4	6.0	1.0
Interest expense net (4)	6.6					6.6	13.2					13.2
Other finance expenses / (income) (4)	(0.1)					(0.1)	(0.2)					(0.2)
Income tax (4)	0.8					0.8	(1.4)					(1.4)
Adjusted EBITDA	$24.7	$9.5	$9.6	$6.1	$6.1	$(6.6)	$40.0	$15.9	$20.0	$10.5	$7.9	$(14.3)

Adjusted EBITDA	£19.6	£7.5	£7.6	£4.9	£4.7	£(5.1)	£31.8	£12.7	£15.7	£8.3	£6.3	£(11.2)

Exchange Rate - $ to £ (5)	1.26						1.26

Note: Certain corporate function costs have not been allocated to the Company’s reportable operating segments because to do so would not be practical; these are shown in the Corporate category.

Notes to Adjusted EBITDA reconciliation tables above:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.

(2)	“Costs of Group Restructure” includes redundancy costs, Payments In Lieu of Notice costs and any associated employer taxes. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs or be in relation to the exit of an Executive.

(3)	“Costs of group Restatement” includes accounting advice and other related costs associated with the restatement of financial statements. It also includes costs relating to the SEC inquiry that was concluded in January 2025. To qualify as an adjusting item, costs must be specific to the event and be neither normal nor recurring in nature.

(4)	Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(5)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

(6)	“Profit on disposal of trade & assets” — In January 2022, the Company sold its Italian VLT business, including all terminals and other assets, staff costs and facilities and contracts to a non-connected party, recognizing a profit on this disposal.

Liquidity and Capital Resources

Six Months ended June 30, 2025, compared to Six Months ended June 30, 2024

	Six Months ended		Variance
	June 30,	June 30,	2025 to
(in millions)	2025	2024	2024
Net loss	$(7.9)	$(5.0)	$(2.9)
Amortization of debt fees	1.3	0.6	0.7
Change in fair value of stock-based compensation expense	3.2	3.9	(0.7)
Deferred income taxes	(0.1)	-	(0.1)
Depreciation and amortization (incl right of use assets)	27.5	22.2	5.3
Other net cash generated/(utilized) by operating activities	16.7	(18.1)	34.8
Net cash provided by operating activities	40.7	3.6	37.1

Net cash used in investing activities	(31.2)	(19.2)	(12.0)
Net cash generated/(used) by financing activities	4.1	(0.5)	4.6
Effect of exchange rates on cash	3.4	(0.4)	3.8
Net increase/(decrease) in cash and cash equivalents	$17.0	$(16.5)	$33.5

Net cash provided by operating activities

For the six months ended June 30, 2025, net cash provided by operating activities was a $40.7 million inflow, compared to a $3.6 million inflow for the six months ended June 30, 2024, representing a $37.1 million increase in cash generation from operating activities. This increase was driven primarily through the collection of receipts in the current year relating to machine sales made at the end of the previous year and favorable timing on supplier payments.

Change in fair value of stock-based compensation expense decreased by $0.7 million to $3.2 million due to a $0.7 million reduction in the stock-based compensation expense.

Depreciation and amortization increased by $5.3 million, to $27.5 million, with increases of $3.9 million for machine depreciation and $1.9 million for software development amortization partly offset by $0.3million reductions for intangible assets and contract costs.

Other net cash generated/(utilized) by operating activities increased by $34.8 million, to a $16.7 million inflow. The relative movements between the six months ended June 30, 2025 and the six months ended June 30, 2024 resulted in favorable movements in accounts receivable of $23.5 million, in accounts payable and other creditors of $28.2 million and in inventory of $3.8 million. The favorable movement in accounts receivable was due to collection of receipts in the first half of 2025 from several significant machine hardware sales made at the end of 2024. The favorable movements from accounts payable was due to timing of supplier payments and the relative activity levels seen. These were partly offset by adverse movements in other debtors and prepayments of $18.5 million and long term liabilities of $1.9 million.

Net cash used in investing activities

Net cash utilized in investing activities increased by $12.0 million, to $31.2 million during the six months ended June 30, 2025. This was driven by higher spend on plant, property and equipment of $11.5 million and on contract costs $2.0 million partly offset by lower capital software spend of $1.5 million.

Net cash used by financing activities

During the six months ended June 30, 2025, net cash generated by financing activities was $4.1 million. The refinancing of the business in June 2025 resulted in a net generation of cash of $8.2 million which was partly offset by a $4.1 million outflow relating to finance lease spend. During the six months ended June 30, 2024, net cash utilized by financing activities was $0.5 million all relating to finance lease spend.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of June 30, 2025, we had liquidity consisting of $46.3 million in cash and cash equivalents and a further $24.4 million of undrawn revolver facility. This compares to $23.5 million of cash and cash equivalents as of June 30, 2024, with a further $6.3 million of revolver facilities undrawn. We had a working capital inflow of $16.7 million for the six months ended June 30, 2025, compared to an $18.1 million outflow for the six months ended June 30, 2024.

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

Some of our business operations require cash to be held within the machines. As of June 30, 2025, $7.2 million of our $46.3 million of cash and cash equivalents were held as operational floats within the machines. At June 30, 2024, $6.4 million of our $23.5 million of cash and cash equivalents were held as operational floats within the machines

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through August 2026.

Long Term and Other Debt

(In millions)	June 30, 2025		June 30, 2024
Cash held	£33.8	$46.3	£18.6	$23.5
Revolver drawn	-	-	(15.0)	(19.0)
Original principal senior debt	(270.0)	(370.0)	(235.0)	(297.1)
Cash interest accrued	(1.8)	(2.4)	(1.7)	(2.1)
Finance lease creditors	(16.2)	(22.2)	(2.5)	(3.1)
Total	£(254.2)	$(348.3)	£(235.5)	$(297.8)

Note: Table presented in GBP and USD as principle senior debt has a base currency of GBP, movements in the USD value represent foreign currency exchange rate fluctuations.

Debt Covenants

On June 4, 2025, the group entered into a Senior Note Purchase Agreement with the facilities being issued on June 9, 2025. At the same time the group entered into a Senior Facilities Agreement. These facilities also became available on June 9, 2025 but remained undrawn. At this point, all previously existing debt and revolver facilities were fully repaid. Full details of the refinancing of the group and of the terms and conditions of the new debt facilities can be found in Note 7 Long Term and Other Debt.

Under the Note Purchase Agreement in place as of June 30, 2025, we are subject to covenant testing on the Senior Notes. The Notes Purchase Agreement requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 5.0x on the test date for the relevant periods ending September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027, stepping down to 4.75x on June 30, 2027 and each relevant period thereafter (the “Notes Financial Covenant”). The Notes Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as consolidated net income after adding back certain items including (without limitation) interest expense, taxes, depreciation and amortization expenses and exceptional or non-recurring costs and losses and after adjusting for certain projected savings and synergies) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis. The Notes Purchase Agreement does not include a minimum interest coverage ratio or other financial covenants.

The Senior Facilities Agreement also requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 5.50x on the test date for the relevant periods ending September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027, stepping down to 5.25x on June 30, 2027 and each relevant period thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis. The SFA does not include a minimum interest coverage ratio or other financial covenants.

Under the previous debt facilities, which operated up until the refinancing on June 4, 2025, we were not subject to covenant testing on the Senior Secured Notes. We were, however, subject to covenant testing at the level of Inspired Entertainment Inc., the ultimate holding company, on the previous RCF which required the Company to maintain a maximum consolidated senior secured net leverage ratio of 6.0x on March 31, 2022, stepping down to 5.75x on March 31, 2023 and 5.50x from March 31, 2024 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net income (loss) excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis, subject to the Initial Facility (as defined in the RCF Agreement) being drawn on the relevant test date. The RCF Financial Covenant does not include a minimum interest coverage ratio or other financial covenants. These covenants have now been replaced by those of the new long term debt.

There was no requirement to produce any covenant testing at June 30, 2025.

The Indenture governing the Senior Note Purchase Agreement and the Senior Facilities Agreement contains covenants and certain reporting requirements including the requirement to provide the lender, within 60 days after the close of the quarter, unaudited quarterly financial statements with footnote disclosures.

Under the previous debt facilities, there were no covenant violations in the periods ended June 30, 2025 or June 30, 2024.

Liens and Encumbrances

As of June 30, 2025, our Senior Notes were secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Share Repurchases

The Board of Directors had authorized that the Company may use up to $25.0 million to repurchase Inspired shares of common stock, subject to repurchases being effected on or before May 10, 2025. This agreement has expired and no new authorization has been made. There were no repurchases in the six months ended June 30, 2025. As of June 30, 2025 the Company had repurchased an aggregate of 1,193,118 shares of our common stock at an aggregate cost of $12.0 million.

Contractual Obligations

As of June 30, 2025, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in millions)	Total	1 year	1-2 years	3-5 years	5 years
Operating activities
Interest on long term debt	$189.3	$37.9	$37.9	$113.5	$-
Purchase of Vantage machines	11.4	11.4	-	-	-
Financing activities

Senior bank debt - principal repayment	370.0	-	-	370.0	-
Finance lease payments	22.2	4.7	5.2	12.3	-
Operating lease payments	17.4	5.6	3.7	4.8	3.3
Interest on non-utilisation fees	1.4	0.3	0.3	0.8	-
Total	$611.7	$59.9	$47.1	$501.4	$3.3

Off-Balance Sheet Arrangements

As of June 30, 2025, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the SEC.

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

A description of our critical accounting estimates was provided in item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no changes in the determination of these estimates during the first six months of 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risks are our exposure to changes in foreign currency exchange rates.

Interest Rate Risk

Following the Company’s refinancing of its debt in June 2025, the external borrowings of £270.0 million ($370.0 million) are provided at a rate per annum equal to SONIA plus a margin (based on the Company’s consolidated senior secured net leverage ratio) ranging from 5.50% to 6.00% per annum fixed rate. Therefore, movements in rates such as SONIA will impact on the current borrowings with increases in SONIA leading to a higher interest charge.

As at June 30, 2025, we had £270.0 million ($370.0 million) of senior note debt subject to a floating rate interest charge that can vary with the SONIA rate. If the floating interest rates increased by 1%, the additional interest charge would have been approximately $0.2 million for the six months ended June 30, 2025. If the floating interest rates increased by 5%, the additional interest charge would have been approximately $1.1 million for the six months ended June 30, 2025.

Up until the refinancing of the debt in June 2025, the previous external borrowings were provided at a fixed rate. Therefore, movements in rates such as SONIA did not impact on the borrowings and the only fluctuation that was reported was solely caused by movements in the exchange rates between the Company’s functional currency and its reporting currency.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. To estimate our foreign currency exchange rate risk, we identify material Euro and US Dollar trading and balance sheet amounts and recalculate the result using a 10% movement in the GBP:US Dollar exchange rate. For the trading figures the 10% movement is based on the average exchange rate throughout the reported period and for the balance sheet figures the 10% movement is based on the exchange rate used at June 30, 2025.

Excluding intercompany balances, our Euro functional currency net assets total approximately $25.2 million, and our US Dollar functional currency net assets total approximately $12.8 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of June 30, 2025, would result in favorable translation adjustments of approximately $2.1 million and $1.3 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained gains from Euro based entities earned in Euros and retained losses from USD based entities earned in US Dollars in the six months ended June 30, 2025, were €8.3 million and $7.5 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of June 30, 2025, would result in translation adjustments of approximately $0.8 million favorable and $0.7 million unfavorable, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operations results favorably by approximately $0.9 million and would result in unfavorable translation adjustments of approximately $4.9 million, recorded in other comprehensive loss.

For further information regarding the new external borrowings, see Note 7 to the Consolidated Financial Statements, “Long Term and Other Debt”.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2025, due to the material weaknesses described in Item 9A of the Company’s 2024 Form 10-K. Management is redesigning and implementing existing and additional controls to remediate these material weaknesses.

Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2025, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Other than the control changes to remediate previously identified material weaknesses, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business is subject to a high degree of risk. You should carefully consider the risk factors discussed in Part I, Item 1A of our 2024 Form 10-K. Any of these risks could materially and adversely affect our business, operating results, financial condition and prospects, and cause the value of our common stock to decline, which could cause investors in our common stock to lose all or part of their investments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of our officers or directors, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

4.1	Form of Note Certificate relating to the Series B Notes (included in Exhibit 10.1)
10.1	Senior Notes Purchase Agreement dated June 4, 2025 by and among Inspired Entertainment Holdings LLC as topco, DMWSL 633 Limited as the original company, DMWSL 631 Limited as the successor company, Inspired Entertainment (Financing) PLC, as original issuer, the Guarantors defined therein, Barclays Bank plc, HG Vora Special Opportunities Master Fund, Ltd., BSE Investments, Ltd. and HG Vora Opportunistic Capital Master Fund III A LP as original noteholders, Global Loan Agency Services Limited as agent and GLAS Trust Corporation Limited as security agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on June 9, 2025).
10.2	Senior Facilities Agreement dated June 4, 2025, by and among Inspired Entertainment Holdings LLC as topco, DMWSL 633 Limited as the original company, DMWSL 631 Limited as the successor company, Inspired Entertainment (Financing) PLC, as original borrower, the Guarantors defined therein, Barclays Bank plc as original lender, Global Loan Agency Services Limited as agent and GLAS Trust Corporation Limited as security agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on June 9, 2025).
10.3*

Letter Amendment dated June 30, 2025 by and among DMWSL 633 Limited, Global Loan Agency Services Limited as agent and GLAS Trust Corporation Limited as security agent, relating to the Senior Notes Purchase Agreement dated June 4 2025 and the Senior Facilities Agreement dated June 4, 2025.

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

INSPIRED ENTERTAINMENT, INC.

Date: August 6, 2025		/s/ A. Lorne Weil
	Name:	A. Lorne Weil
	Title:	Executive Chairman
(Principal Executive Officer)

Date: August 6, 2025		/s/ James Richardson
	Name:	James Richardson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

