Form 10-Q
period 2025-09-30
Inspired Entertainment, Inc.
filed 2025-11-06
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, there were 26,926,868 shares of the Company’s common stock issued and outstanding.

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

Our forward-looking statements reflect our current expectations about our future results, performance, liquidity, financial condition, prospects and opportunities, and are based upon information currently available to us, our interpretation of what we believe to be significant factors affecting our business and many assumptions regarding future events. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, our forward-looking statements. This could occur as a result of various risks and uncertainties, including the following:

●	government regulation or taxation of our industries;

●	our ability to compete effectively in our industries;

●	the effect of evolving technology on our business;

●	our ability to renew long-term contracts and retain customers, and secure new contracts and customers;

●	our ability to maintain relationships with suppliers;

●	our ability to protect our intellectual property;

●	our ability to protect our business against cybersecurity threats;

●	our ability to successfully grow by acquisition as well as organically;

●	fluctuations due to seasonality;

●	our ability to attract and retain key members of our management team;

●	our need for working capital;

●	our ability to secure capital for growth and expansion;

●	changing consumer, technology and other trends in our industries;

●	our ability to successfully operate across multiple jurisdictions and markets around the world;

●	changes in local, regional and global economic and political conditions; and

●	other factors described in the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”).

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash	$36.3	$29.3
Accounts receivable, net	43.3	65.4
Inventory	26.7	28.0
Prepaid expenses and other current assets	46.0	36.0
Corporate tax and other current taxes receivable	5.2	1.2
Current assets held-for-sale	40.9	—
Total current assets	198.4	159.9

Property and equipment, net	53.6	56.4
Software development costs, net	21.1	22.4
Other acquired intangible assets subject to amortization, net	15.6	16.1
Goodwill	62.1	57.8
Finance lease right of use asset	23.4	18.7
Operating lease right of use asset	9.3	16.2
Costs of obtaining and fulfilling customer contracts, net	15.2	11.0
Deferred tax	71.8	67.4
Other assets	15.3	12.5
Total assets	$485.8	$438.4

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$70.9	$53.7
Corporate tax and other current taxes payable	8.9	12.3
Deferred revenue, current	6.5	5.8
Operating lease liabilities	3.3	5.1
Current portion of long-term debt	—	18.8
Current portion of finance lease liabilities	4.9	4.4
Current liabilities held-for-sale	10.9	—
Other current liabilities	3.7	3.9
Total current liabilities	109.1	104.0

Long-term debt	344.4	292.2
Finance lease liabilities, net of current portion	16.2	18.6
Deferred revenue, net of current portion	16.6	12.8
Operating lease liabilities	7.0	11.7
Other long-term liabilities	1.5	2.4
Total liabilities	494.8	441.7

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 26,920,506 shares and 26,581,972 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid in capital	394.5	389.9
Accumulated other comprehensive income	47.8	48.3
Accumulated deficit	(451.3)	(441.5)
Total stockholders’ deficit	(9.0)	(3.3)
Total liabilities and stockholders’ deficit	$485.8	$438.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Service	$79.4	$72.9	$210.2	$193.9
Product sales	6.8	4.3	16.7	20.2
Total revenue	86.2	77.2	226.9	214.1

Cost of sales:
Cost of service (1)	(22.0)	(20.7)	(58.2)	(55.6)
Cost of product sales (1)	(3.7)	(2.7)	(10.6)	(13.0)

Selling, general and administrative expenses	(31.7)	(31.4)	(93.9)	(96.4)
Depreciation and amortization	(13.2)	(11.2)	(39.1)	(31.3)
Impairment loss on property and equipment classified as held-for-sale	(5.9)	—	(5.9)	—
Net operating income	9.7	11.2	19.2	17.8

Other expense
Interest expense, net	(12.5)	(7.5)	(26.6)	(20.7)
Other finance income	0.2	0.1	0.6	0.3
Total other expense, net	(12.3)	(7.4)	(26.0)	(20.4)

Net (loss) income before income taxes	(2.6)	3.8	(6.8)	(2.6)

Income tax benefit (expense)	0.7	(1.0)	(3.0)	0.4
Net (loss) income	(1.9)	2.8	(9.8)	(2.2)

Other comprehensive (loss)/income:
Foreign currency translation gain (loss)	0.6	(5.9)	(1.3)	(5.6)
Reclassification of loss on pension plan to comprehensive income	0.3	0.3	0.8	0.9
Other comprehensive income (loss)	0.9	(5.6)	(0.5)	(4.7)

Comprehensive (loss) income	$(1.0)	$(2.8)	$(10.3)	$(6.9)

Net (loss) income per common share – basic	$(0.07)	$0.10	$(0.34)	$(0.08)
Net (loss) income per common share – diluted	$(0.07)	$0.10	$(0.34)	$(0.08)

Weighted average number of shares outstanding during the period – basic	29,094,787	28,496,801	29,049,634	28,524,762
Weighted average number of shares outstanding during the period – diluted	29,094,787	29,188,787	29,049,634	28,524,762

Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(1.4)	$(1.8)	$(4.6)	$(5.7)

(1)	Excluding depreciation and amortization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2025 TO SEPTEMBER 30, 2025

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2025	26,581,972	$—	$389.9	$48.3	$(441.5)	$(3.3)
Foreign currency translation adjustments	—	—	—	(0.4)	—	(0.4)
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.2	—	0.2
Issuances under stock plans	322,860	—	—	—	—	—
Stock-based compensation expense	—	—	1.4	—	—	1.4
Net loss	—	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2025	26,904,832	$—	$391.3	$48.1	$(441.6)	$(2.2)
Foreign currency translation adjustments	—	—	—	(1.5)	—	(1.5)
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.3	—	0.3
Issuances under stock plans	9,317	—	—	—	—	—
Stock-based compensation expense	—	—	1.7	—	—	1.7
Net loss	—	—	—	—	(7.8)	(7.8)
Balance as of June 30, 2025	26,914,149	$—	$393.0	$46.9	$(449.4)	$(9.5)
Foreign currency translation adjustments	—	—	—	0.6	—	0.6
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.3	—	0.3
Issuances under stock plans	6,357	—	—	—	—	—
Stock-based compensation expense	—	—	1.5	—	—	1.5
Net loss	—	—	—	—	(1.9)	(1.9)
Balance as of September 30, 2025	26,920,506	$—	$394.5	$47.8	$(451.3)	$(9.0)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2024 TO SEPTEMBER 30, 2024

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2024	26,219,021	$—	$386.1	$44.3	$(506.3)	$(75.9)
Foreign currency translation adjustments	—	—	—	0.5	—	0.5
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.3	—	0.3
Issuances under stock plans	340,735	—	(0.8)	—	—	(0.8)
Stock-based compensation expense	—	—	2.0	—	—	2.0
Net loss	—	—	—	—	(6.4)	(6.4)
Balance as of March 31, 2024	26,559,756	$—	$387.3	$45.1	$(512.7)	$(80.3)
Foreign currency translation adjustments	—	—	—	(0.2)	—	(0.2)
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.3	—	0.3
Issuances under stock plans	11,552	—	—	—	—	—
Stock-based compensation expense	—	—	1.7	—	—	1.7
Net income	—	—	—	—	1.4	1.4
Balance as of June 30, 2024	26,571,308	$—	$389.0	$45.2	$(511.3)	$(77.1)

Foreign currency translation adjustments	—	—	—	(5.9)	—	(5.9)
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.3	—	0.3
Issuances under stock plans	3,496	—	—	—	—	—
Stock-based compensation expense	—	—	1.7	—	—	1.7
Net income	—	—	—	—	2.8	2.8
Balance as of September 30, 2024	26,574,804	$—	$390.7	$39.6	$(508.5)	$(78.2)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9.8)	$(2.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32.3	31.3
Amortization of finance lease right of use asset	6.8	—
Amortization of operating lease right of use asset	3.2	3.3
Impairment loss on property and equipment classified as held-for-sale	5.9	—
Stock-based compensation expense	4.6	5.7
Amortization of deferred financing fees relating to senior debt	2.3	0.7
Deferred tax	(2.8)	—
Changes in assets and liabilities:
Accounts receivable	24.3	(4.0)
Inventory	(0.9)	2.3
Prepaid expenses and other assets	(20.1)	(1.1)
Corporate tax and other current taxes payable	(7.6)	(4.0)
Accounts payable and accrued expenses	15.9	(7.8)
Deferred revenue and customer prepayment	2.6	3.9
Operating lease liabilities	(2.9)	(3.1)
Pension contributions	(0.9)	(1.1)
Other long-term liabilities	(2.1)	0.9
Net cash provided by operating activities	50.8	24.8

Cash flows from investing activities:
Purchases of property and equipment	(24.6)	(11.7)
Purchases of capital software and internally developed costs	(7.6)	(9.2)
Contract cost expenditures	(10.0)	(8.6)
Net cash used in investing activities	(42.2)	(29.5)

Cash flows from financing activities:
Proceeds from long-term debt	365.7	—
Repayments of long-term and short-term debt	(338.6)	—
Debt fees incurred	(18.8)	—
Repayments of finance leases	(4.9)	(0.4)
Net cash provided by (used in) financing activities	3.4	(0.4)

Net increase in cash classified within assets held-for-sale	(7.6)	—

Effect of exchange rate changes on cash	2.6	1.6
Net increase (decrease) in cash	7.0	(3.5)
Cash, beginning of period	29.3	40.0
Cash, end of period	$36.3	$36.5

Components of cash and restricted cash
Cash	36.3	35.7
Restricted cash	—	0.8
Total cash and restricted cash, end of period	$36.3	$36.5

Supplemental cash flow disclosures
Cash paid during the period for interest	$17.3	$12.8
Cash paid during the period for income taxes	$9.4	$2.5
Cash paid during the period for operating leases	$6.1	$7.2

Supplemental disclosure of non-cash investing and financing activities
Lease liabilities arising from obtaining finance lease right of use assets	$(1.3)	$—
Lease liabilities arising from obtaining operating lease right of use assets	$(1.1)	$(6.4)
Right of use property and equipment acquired through finance lease	$10.4	$21.9
Additional paid in capital from net settlement of RSUs	$—	$(0.8)

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

Management Liquidity Plans

As of September 30, 2025, the Company’s cash on hand was $36.3 million, excluding cash classified within assets held-for-sale, and the Company had working capital in addition to cash of $23.0 million, excluding working capital classified within held-for-sale assets and liabilities. The Company recorded net losses of $9.8 million and $2.2 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. Net losses included non-cash stock-based compensation of $4.6 million and $5.7 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $50.8 million and $24.8 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through November 2026.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2024. The financial information as of December 31, 2024 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 26, 2025 (the “2024 Form 10-K”). The financial information for the three and nine months ended September 30, 2024 is derived from the unaudited consolidated financial statements presented in the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024 filed with the SEC on November 7, 2024, as revised (see note 20 to these financial statements for details of the revision). The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim or annual periods.

2. Assets and Liabilities Classified as Held-for-Sale

During the third quarter of 2025, the Company entered into a definitive agreement relating to the sale of the Company’s UK holiday parks business and certain associated leisure assets, subject to customary adjustments and closing conditions. The sale will be effected by disposal of 100% of the share capital of the Company’s wholly owned subsidiary, Indigo Newco Limited. Sales proceeds will be approximately $29.0 million (translated at September 30, 2025 GBP to USD rates), plus working capital adjustments.

The Company determined the disposal group met the criteria for classification as held-for-sale under ASC 360-10-45-9 as of August 27, 2025 when the Sale and Purchase Agreement (“the SPA”) was signed. The transaction is anticipated to close in the fourth quarter of 2025, subject to standard required regulatory approvals and other customary closing conditions.

At the time of classification of held-for-sale, the Company ceased depreciation of the assets within the disposal group. The disposal was measured at the lower of the carrying value or fair value less costs to sell. As such, an impairment loss on classification as held for sale of $5.9 million has been recognized as part of net operating income during the three and nine months ended September 30, 2025.

As the fair value measurement is non-recurring, it is subject to the fair value disclosure requirements of ASC 820. The measurement is based on an observable transaction price within the SPA in an executed third-party agreement (market approach), adjusted for incremental costs to sell, which is considered to be a Level 2 input.

The business and assets to be disposed of are currently reported in the Company’s Leisure segment. The results of operations of the Leisure segment are not presented as discontinued operations. Considering the guidance in ASC 205-20, the disposal does not represent a strategic shift that will have a major effect on the Company’s operations and financial results. In line with ASC 205-20-45-1C, the disposal does not result in the exit from a major geographical area, a major line of business, a major equity investment or a major part of the entity (considering quantitative and qualitative factors).

Carrying amounts of major classes of assets, in the disposal group, classified as held-for-sale at September 30, 2025 are as follows:

(in millions)
Cash	$7.6
Accounts receivable, net	2.2
Inventory	4.5
Prepaid expenses and other current assets	4.2
Property and equipment, net	18.8
Operating lease right of use asset	5.9
Deferred tax	3.6
Total assets	46.8
Less: impairment loss on property and equipment classified as held for sale	(5.9)
Total	$40.9

Carrying amounts of major classes of liabilities, in the disposal group, classified as held-for-sale at September 30, 2025 are as follows:

(in millions)
Accounts payable and accrued expenses	$4.1
Corporate tax and other current taxes payable	0.5
Operating lease liabilities	5.9
Other liabilities	0.4
Total	$10.9

A write-down loss on classification as held-for-sale of $5.9 million has been recognized as part of net operating income during the three and nine months ended September 30, 2025.

3. Allowance for Credit Losses

Changes in the allowance for credit losses are as follows:

	September 30, 2025	December 31, 2024
	(in millions)
Beginning balance	$(1.0)	$(1.1)
Additional allowance for credit losses	—	(0.1)
Write offs	—	0.2
Foreign currency translation adjustments	—	—
Ending balance	$(1.0)	$(1.0)

4. Inventory

Inventory consists of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Component parts	$11.2	$12.3
Work in progress	—	0.5
Finished goods	15.5	15.2
Total inventories	$26.7	$28.0

Component parts include parts for gaming terminals. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Prepaid expenses and other assets	$17.1	$10.0
Unbilled accounts receivable	28.9	26.0
Total prepaid expenses and other assets	$46.0	$36.0

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Accounts payable	$41.7	$29.3
Interest payable	11.6	2.3
Payroll and related costs	4.9	5.7
Other creditors	12.7	16.4
	$70.9	$53.7

7. Contract Related Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Right to recover asset	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At September 30, 2025	$38.3	$28.9	$0.7	$(23.1)	$(3.4)
At December 31, 2024	$61.5	$26.0	$0.6	$(18.6)	$(3.9)

Revenue recognized that was included in the deferred income balance at the beginning of the periods amounted to $4.9 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively.

For the periods ended September 30, 2025 and 2024 respectively, there was no significant amounts of revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied in the respective prior periods.

Transaction Price Allocated to Remaining Performance Obligations

At September 30, 2025, in respect of contracts exceeding one year duration, the aggregate amount of the transaction price allocated to the performance obligations which are unsatisfied (or partially unsatisfied) at the end of the reporting period was approximately $131.6 million. Of this amount, we expect to recognize as revenue approximately 9% through December 31, 2025, approximately 53% through December 31, 2027, and the remaining 38% through December 31, 2031.

8. Long Term and Other Debt

Issuance of Long-Term Debt - Series B Notes

On June 4, 2025, Inspired Entertainment (Financing) plc (the “Issuer”), a wholly owned (indirect) subsidiary of the Company, together with certain subsidiaries of the Company entered into a Senior Notes Purchase Agreement (the “Notes Purchase Agreement”) with (among others) Global Loan Agency Services Limited (the “Agent”) as the agent, GLAS Trust Corporation Limited (the “Security Agent”) as the security agent, and Barclays Bank plc, HG Vora Special Opportunities Master Fund, Ltd., BSE Investments, Ltd. and HG Vora Opportunistic Capital Master Fund III A LP as the original noteholders. On September 30, 2025, a number of documents comprising Inspired Guarantor Accession Documents were signed following local law advice, such that the following entities are now guarantors under the Notes Purchase Agreement, being DMWSL 631 Limited, Inspired Entertainment (Financing) PLC, Inspired Entertainment Lotteries LLC, Inspired Gaming (USA) Inc., Gaming Acquisitions Limited, Inspired Gaming (UK) Limited, Inspired Gaming (Greece) Limited, and Inspired Gaming (Gibraltar) Limited.

Pursuant to the Notes Purchase Agreement, the Issuer issued £270.0 million ($363.5 million, as translated at September 30, 2025) aggregate principal amount of Series B Notes (the “Senior Notes”) on June 9, 2025 (the “Closing Date”). The Senior Notes are initially guaranteed by the Issuer and certain other subsidiaries of the Company (the “Guarantors”). The terms of the Senior Notes and related guarantees are governed by the Notes Purchase Agreement.

Subject to compliance with customary conditions, the Notes Purchase Agreement allows us to incur additional senior secured indebtedness in the amounts permitted under the Senior Notes, either as a new series of notes or as an additional sub tranche or increase of the Senior Notes.

The proceeds from the offering of Senior Notes were used to refinance the previously existing £235.0 million ($316.4 million) senior secured notes due June 1, 2026 (the “Prior Notes”) and £15.0 million ($20.2 million) loans outstanding under the prior revolving credit agreement (the “Prior RCF”) and accrued interest and/or fees, in each case (and any related fees, costs and expenses). The Issuer intends to use the balance of the proceeds for general corporate purposes and/or working capital purposes.

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

The Notes Purchase Agreement requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 5.0x on the test date for the relevant periods ending September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027, stepping down to 4.75x on June 30, 2027 and each relevant period thereafter (the “Notes Financial Covenant”). The Notes Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as consolidated net income after adding back certain items including (without limitation) interest expense, taxes, depreciation and amortization expenses and exceptional or non-recurring costs and losses and after adjusting for certain projected savings and synergies) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis. The Notes Purchase Agreement does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at September 30, 2025 showed covenant compliance with a net leverage of 2.83x.

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

If a change of control occurs as specified in the Notes Purchase Agreement, the Issuer must offer to purchase the Notes, in cash, at a redemption price equal to at 100% of the principal amount thereof plus the applicable Call Protection plus accrued and unpaid interest (if any) up to, but excluding, the redemption date. If the Company generates excess cashflow as specified in the Notes Purchase Agreement, the Issuer must offer to apply an agreed percentage of such excess cash flow (subject to certain deductions and varying by reference to the level of senior secured net leverage at such time) to purchase the Senior Notes, in cash, at a redemption price equal to at 100% of the principal amount thereof plus accrued and unpaid interest (if any) up to, but excluding, the redemption date. In addition, the Indenture may require the Issuer to use excess proceeds from certain asset dispositions for an offer to purchase the Senior Notes at 100% of the principal amount thereof plus the applicable Call Protection (unless made in the first 12 months following issuance and not in an amount exceeding £25.0 million ($33.7 million) and made in connection with certain planned disposals by the Company as set out in the Notes Purchase Agreement) plus accrued and unpaid interest (if any) up to, but excluding, the redemption date.

Revolving Credit Facility

In connection with the issuance of the Senior Notes, the Issuer, together with certain subsidiaries of the Company, entered into a Senior Facilities Agreement (the “SFA”) on June 4, 2025, with the Agent, the Security Agent and Barclays Bank plc as original lender (the “Lender”), pursuant to which the Lender agreed to provide, subject to certain conditions, a secured revolving facility (the “RCF”) in an original principal amount of £17.8 million ($24.0 million) under which, as of the Closing Date, the Issuer is able to draw funds. The RCF will terminate on December 9, 2029 (54 months from the Closing Date).

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

The SFA requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 5.50x on the test date for the relevant periods ending September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027, stepping down to 5.25x on June 30, 2027 and each relevant period thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis. The SFA does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at September 30, 2025 showed covenant compliance with a net leverage of 2.83x.

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

Termination of Prior Financing

The Company’s previous debt consisted of £235.0 million ($316.4 million) of Senior Secured Notes which bore interest at a fixed rate of 7.875% and a Super Senior Revolving Credit Facility in a principal amount of £20.0 million ($26.9 million) which bore interest at a rate per annum equal to (i) SONIA for borrowings in sterling, (ii) LIBOR (or, on and after December 31, 2021, SOFR) for borrowings in US Dollars, or (iii) EURIBOR for borrowings in Euro, as applicable, plus, in each case, a margin (based on the Company’s consolidated senior secured net leverage ratio) ranging from 4.25% to 4.75% per annum.

In connection with the entry into each of the Notes Purchase Agreement and the SFA, on June 9, 2025, (i) the Issuer redeemed the Prior Notes and terminated the indenture dated May 20, 2021 pursuant to which the Prior Notes had been issued, and (ii) the Issuer prepaid in full all outstanding loans under the Prior RCF and terminated the Super Senior Revolving Credit Facilities Agreement dated May 20, 2021.

The termination of the prior financing is considered to be a non-substantial modification, in accordance with Topic 470-50. Fees directly associated with the modified Senior Debt amounting to $18.1 million were capitalized and will be amortized over the term of the new Senior Debt, along with the existing $1.6 million unamortized debt issuance costs of the old Senior Debt. $0.9 million of fees associated with the new RCF were capitalized and will be amortized over the term of the new RCF, along with the existing $0.1 million unamortized fees attributable to the Prior RCF. Fees paid to third parties of $2.3 million related to the new Senior Debt were expensed as incurred into Selling, General and Administrative fees.

Outstanding Debt and Finance Leases

The following reflects outstanding debt and finance leases as of the dates indicated below:

	Principal	Unamortized deferred financing charge	Book value, September 30, 2025
	(in millions)
Senior debt	$363.5	$(19.1)	$344.4
Finance lease liabilities	21.1	—	21.1
Total long-term debt outstanding	384.6	(19.1)	365.5
Less: current portion of long-term debt	(4.9)	—	(4.9)
Long-term debt, excluding current portion	$379.7	$(19.1)	$360.6

	Principal	Unamortized deferred financing charge	Book value, December 31, 2024
	(in millions)
Senior debt	$313.2	$(2.2)	$311.0
Finance lease liabilities	23.0	—	23.0
Total long-term debt outstanding	336.2	(2.2)	334.0
Less: current portion of long-term debt	(23.2)	—	(23.2)
Long-term debt, excluding current portion	$313.0	$(2.2)	$310.8

The Company is in compliance with all relevant financial covenants and the long-term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt as of September 30, 2025 matures as follows:

Fiscal period:	Senior bank debt	Finance leases	Total
	(in millions)
2025	$—	$1.2	$1.2
2026	—	4.9	4.9
2027	—	5.5	5.5
2028	—	6.1	6.1
2029	—	3.4	3.4
2030	363.5	—	363.5
Total	$363.5	$21.1	$384.6

9. Stock-Based Compensation

A summary of the Company’s Restricted Stock Unit (“RSU”) activity during the nine months ended September 30, 2025 is as follows:

Number of Shares

Unvested Outstanding at January 1, 2025	786,551
Granted (1)	812,124
Forfeited	(157,803)
Vested	(118,350)
Unvested Outstanding at September 30, 2025	1,322,522

(1)	The amount shown as “granted” includes 259,717 performance-based target RSUs for 2025 as to which the number that ultimately vests would range from 0% to 200% of the target amount of RSUs (a maximum of 519,434 RSUs based on attainment of Adjusted EBITDA targets for 2025). The amount shown also includes tranches covering an aggregate of 104,166 Adjusted EBITDA RSUs (subject to performance criteria for 2025) which can be earned at up to 100% of the target amount of RSUs; such tranches were part of sign-on awards of multiple tranches approved in 2023 for our Executive Chairman and our Chief Executive Officer with respect to which the accounting grant date for the 2025 tranches did not occur until the targets were set in February 2025.

The Company issued a total of 338,534 shares during the nine months ended September 30, 2025, in connection with the Company’s equity-based plans, which included an aggregate of 274,112 shares issued in connection with the net settlement of RSUs that vested during the prior year (on December 31, 2024) and an aggregate of 36,968 shares subject to awards that vested between 2020 and 2023.

10. Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2025	$(78.5)	$30.2	$(48.3)
Change during the period	0.4	(0.2)	0.2
Balance at March 31, 2025	(78.1)	30.0	(48.1)
Change during the period	1.5	(0.3)	1.2
Balance at June 30, 2025	(76.6)	29.7	(46.9)
Change during the period	(0.6)	(0.3)	(0.9)
Balance at September 30, 2025	$(77.2)	$29.4	$(47.8)

	Foreign Currency Translation Adjustments	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2024	$(78.1)	$33.8	$(44.3)
Change during the period	(0.5)	(0.3)	(0.8)
Balance at March 31, 2024	(78.6)	33.5	(45.1)
Change during the period	0.2	(0.3)	(0.1)
Balance at June 30, 2024	(78.4)	33.2	(45.2)
Change during the period	5.9	(0.3)	5.6
Balance at September 30, 2024	$(72.5)	$32.9	$(39.6)

11. Net Income (Loss) per Share

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because they were contingently issuable shares or because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs	1,322,522	574,465	1,322,522	1,566,994

The following table reconciles the numerators and denominators of the basic and diluted EPS computations. There were no reconciling items for the three and nine months ended September 30, 2025 or for the nine months ended September 30, 2024:

Three months ended September 30, 2024	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$2.8	28,496,801	$0.10
Effect of Dilutive Securities
RSUs	—	691,986	$—
Diluted EPS
Income available to common stockholders	$2.8	$29,188,787	$0.10

The calculation of Basic EPS includes the effects of 2,175,313 and 1,921,997 shares for the three and nine months ended September 30, 2025 and 2024, respectively, with respect to RSU awards that have vested but have not yet been issued.

12. Other Finance Income (Expense)

Other finance income (expense) consisted of the following for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Pension interest cost	$(1.0)	$(0.9)	$(2.8)	$(2.7)
Expected return on pension plan assets	1.2	1.0	3.4	3.0
	$0.2	$0.1	$0.6	$0.3

13. Income Taxes

The effective income tax rate for the three months ended September 30, 2025 and 2024 was 25.5% and 27.3%, respectively, resulting in a $0.7 million benefit and a $1.0 million income tax expense, respectively. The effective income tax rate for the nine months ended September 30, 2025 and 2024 was (44.5)% and 14.5%, respectively, resulting in a $3.0 million income tax expense and a $0.4 million income tax benefit, respectively.

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

The One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025. The OBBBA contains significant tax law changes with various effective dates affecting business taxpayers. Among other provisions, the OBBBA permanently reverts the adjusted taxable income calculation for the business interest expense limitation to an EBITDA-based formula. This modification allows for a higher interest deduction in the calculation of Global Intangible Low-Taxed Income, which lowers the Company’s income tax expense. The Company continues to evaluate the impact of the new legislation on the consolidated financial statements.

14. Related Parties

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”) (an arranger and lending party under our previous RCF Agreement) is an affiliate of MIHI LLC, which beneficially owned approximately 11.2% of our common stock as of September 30, 2025. Macquarie UK held 11% of the loans outstanding under our previous RCF which was repaid on June 9, 2025 in connection with the entry into the new SFA. Macquarie UK did not hold any of the Company’s outstanding debt as of September 30, 2025 and is not a lending party under the new RCF. At December 31, 2024, Macquarie UK held $2.1 million of the total $18.8 million of previous RCF drawn. Interest expense payable to Macquarie UK for the previous RCF for the three months ended September 30, 2024 (including non-utilization fees) amounted to $0.1 million, and for the nine months ended September 30, 2025 and 2024 (including non-utilization fees) amounted to $0.1 million and $0.2 million, respectively. MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

Richard Weil, the brother of A. Lorne Weil, our Executive Chairman, provides consulting services to the Company relating to our lottery operations in the Dominican Republic under a consultancy agreement dated December 31, 2021, as amended. The Company incurred consulting fees totaling $37,500 for each of the three-month periods ended September 30, 2025 and 2024, and $112,500 for each of the nine-month periods ended September 30, 2025 and 2024.

15. Leases

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

Lease income from operating leases is not material for any of the periods presented. Lease income from sales type leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Interest receivable	$0.4	0.2	$1.0	0.5
Profit recognized at commencement date of sales type leases	2.0	0.7	4.1	2.0
	$2.4	$0.9	$5.1	$2.5

16. Commitments and Contingencies

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

Purchase commitments

At September 30, 2025 the Company had commitments to purchase property and equipment amounting to $1.3 million.

17. Pension Plan

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

The following table presents the components of our net periodic pension cost:

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Components of net periodic pension cost:
Interest cost	$2.8	$2.7
Expected return on plan assets	(3.4)	(3.0)
Amortization of net loss	0.8	0.8
Net periodic cost	$0.2	$0.5

18. Segment Reporting and Geographic Information

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

Other segment items consist of costs incurred in restructuring and restatement activities.

The following tables present revenue, cost of sales, excluding depreciation and amortization, staff-related selling, general and administrative expenses, non-staff related selling, general and administrative expenses, labor costs capitalized, depreciation and amortization, stock-based compensation expense, other segment items, operating income/(loss), total assets and total capital and other long-lived asset expenditures for the periods ended September 30, 2025 and September 30, 2024, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, right of use assets, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions.

Segment Information

Three Months Ended September 30, 2025

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$20.8	$9.3	$15.1	34.2	$—	$79.4
Product sales	6.3	—	—	0.5	—	6.8
Total revenue	27.1	9.3	15.1	34.7	—	86.2
Cost of sales, excluding depreciation and amortization:
Cost of service	(4.9)	(0.6)	(0.8)	(15.7)	—	(22.0)
Cost of product sales	(3.4)	—	—	(0.3)	—	(3.7)
Staff-related selling, general and administrative expenses	(3.9)	(2.4)	(2.9)	(4.6)	(4.4)	(18.2)
Non-staff related selling, general and administrative expenses	(3.3)	(0.6)	(1.5)	(4.6)	(3.2)	(13.2)
Labor costs capitalized	1.5	0.9	0.8	—	—	3.2
Stock-based compensation expense	(0.2)	(0.1)	(0.2)	—	(0.9)	(1.4)
Depreciation and amortization	(5.8)	(1.6)	(1.9)	(3.3)	(0.6)	(13.2)
Impairment loss on classification as held-for-sale	—	—	—	(5.9)	—	(5.9)
Other segment items	(0.7)	—	—	(0.5)	(0.9)	(2.1)
Segment operating income (loss)	6.4	4.9	8.6	(0.2)	(10.0)	9.7

Net operating income						$9.7

Total capital and other long-lived asset expenditures for the three months ended September 30, 2025	$4.0	$0.1	$0.3	$2.2	$1.4	$8.0

Three Months Ended September 30, 2024

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$19.0	$11.2	$10.2	$32.5	$—	$72.9
Product sales	3.5	—	—	0.8	—	4.3
Total revenue	22.5	11.2	10.2	33.3	—	77.2
Cost of sales, excluding depreciation and amortization:
Cost of service	(4.8)	(0.5)	(0.5)	(14.9)	—	(20.7)
Cost of product sales	(2.3)	—	—	(0.4)	—	(2.7)

Staff-related selling, general and administrative expenses	(4.4)	(2.3)	(2.3)	(4.1)	(2.6)	(15.7)
Non-staff related selling, general and administrative expenses	(2.2)	(0.7)	(1.3)	(4.0)	(4.0)	(12.2)
Labor costs capitalized	1.1	1.1	0.8	0.3	—	3.3
Stock-based compensation expense	(0.1)	(0.1)	(0.1)	(0.2)	(1.3)	(1.8)
Depreciation and amortization	(4.9)	(1.3)	(1.3)	(3.1)	(0.6)	(11.2)
Other segment items	(1.2)	—	—	—	(3.8)	(5.0)
Segment operating income (loss)	3.7	7.4	5.5	6.9	(12.3)	11.2

Net operating income						$11.2

Total capital and other long-lived intangible asset expenditures for the three months ended September 30, 2024	$1.7	$1.9	$0.7	$2.8	$1.3	$8.4

Nine Months Ended September 30, 2025

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$61.0	$27.2	$40.8	81.2	$—	$210.2
Product sales	15.0	—	—	1.7	—	16.7
Total revenue	76.0	27.2	40.8	82.9	—	226.9
Cost of sales, excluding depreciation and amortization:
Cost of service	(16.0)	(1.8)	(2.2)	(38.2)	—	(58.2)
Cost of product sales	(9.8)	—	—	(0.8)	—	(10.6)
Staff-related selling, general and administrative expenses	(11.4)	(7.0)	(8.3)	(13.2)	(12.2)	(52.1)
Non-staff related selling, general and administrative expenses	(8.9)	(1.7)	(5.1)	(11.9)	(9.8)	(37.4)
Labor costs capitalized	5.3	2.8	2.3	0.1	—	10.5
Stock-based compensation expense	(0.7)	(0.3)	(0.5)	(0.3)	(2.8)	(4.6)
Depreciation and amortization	(17.3)	(4.8)	(4.2)	(10.6)	(2.2)	(39.1)
Impairment loss on classification as held-for-sale	—	—	—	(5.9)	—	(5.9)
Other segment items	(1.3)	—	—	(0.5)	(8.5)	(10.3)
Segment operating income (loss)	15.9	14.4	22.8	1.6	(35.5)	19.2

Net operating income						$19.2

Total capital and other long-lived asset expenditures for the nine months ended September 30, 2025	$15.6	$1.8	$1.1	$6.1	$3.0	$27.6

Nine Months Ended September 30, 2024

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$53.6	$35.3	$27.7	77.3	$—	$193.9
Product sales	18.2	—	—	2.0	—	20.2
Total revenue	71.8	35.3	27.7	79.3	—	214.1
Cost of sales, excluding depreciation and amortization:
Cost of service	(15.7)	(1.0)	(1.6)	(37.3)	—	(55.6)
Cost of product sales	(12.2)	—	—	(0.8)	—	(13.0)
Staff-related selling, general and administrative expenses	(13.6)	(6.8)	(6.4)	(12.5)	(8.5)	(47.8)
Non-staff related selling, general and administrative expenses	(7.5)	(2.0)	(4.0)	(11.4)	(12.4)	(37.3)
Labor costs capitalized	2.9	3.3	1.7	0.8	—	8.7
Stock-based compensation expense	(0.5)	(0.3)	(0.3)	(0.4)	(4.2)	(5.7)
Depreciation and amortization	(12.2)	(4.7)	(3.7)	(9.1)	(1.6)	(31.3)
Other segment items	(1.5)	—	—	—	(12.8)	(14.3)
Segment operating income (loss)	11.5	23.8	13.4	8.6	(39.5)	17.8

Net operating income						$17.8

Total capital and other long-lived asset expenditures for the nine months ended September 30, 2024	$5.9	$7.9	$1.6	$10.3	$3.0	$28.7

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Total revenue
UK	$63.1	$59.7	$160.1	$161.9
USA	5.1	3.0	12.9	6.8
Greece	6.2	5.3	18.6	16.0
Rest of world	11.8	9.2	35.3	29.4
Total	$86.2	$77.2	$226.9	$214.1

UK revenue includes revenue from customers headquartered in the UK, but whose revenue is generated globally.

Geographic information of our non-current assets excluding goodwill and deferred tax is set forth below:

	September 30, 2025	December 31, 2024
	(in millions)
UK	$107.4	$115.1
Greece	22.8	12.7
Rest of world	23.3	25.5
Total	$153.5	$153.3

Software development costs are included as attributable to the market in which they are utilized.

19. Customer Concentration

During the three months ended September 30, 2025 and September 30, 2024, no customers represented at least 10% of the Company’s revenue.

During the nine months ended September 30, 2025 and September 30, 2024, no customers represented at least 10% of the Company’s revenue.

At September 30, 2025, no customers represented at least 10% of the Company’s accounts receivable. At December 31, 2024, one customer represented at least 10% of the Company’s accounts receivable, accounting for approximately 16% of the Company’s accounts receivable.

20. Revision of Previously Reported Information

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

The following tables present the effect of correcting this error on the Company’s previously issued financial statements.

For the 3 months ended September 30, 2024

	As previously reported	Adjustment	As revised
	(in millions, except per share data)
Consolidated Statement of Operations
Revenue	$78.0	$(0.8)	$77.2
Depreciation and amortization	(11.3)	0.1	(11.2)
Net operating income	11.9	(0.7)	11.2
Interest expense, net	(7.6)	0.1	(7.5)
Total other expense, net	(7.5)	0.1	(7.4)
Net income before income taxes	4.4	(0.6)	3.8
Net income	3.4	(0.6)	2.8
Comprehensive loss	(2.6)	(0.2)	(2.8)
Net income per common share – basic	0.12	(0.02)	0.10
Net income per common share - diluted	0.12	(0.02)	0.10

For the 9 months ended September 30, 2024

	As previously reported	Adjustment	As revised
	(in millions, except per share data)
Consolidated Statement of Operations
Revenue	$216.7	$(2.6)	$214.1
Depreciation and amortization	(31.8)	0.5	(31.3)
Net operating income	19.9	(2.1)	17.8
Interest expense, net	(20.9)	0.2	(20.7)
Total other expense, net	(20.6)	0.2	(20.4)
Loss before income taxes	(0.7)	(1.9)	(2.6)
Net loss	(0.3)	(1.9)	(2.2)
Comprehensive loss	(4.9)	(2.0)	(6.9)
Net loss per common share – basic	(0.01)	(0.07)	(0.08)
Net loss per common share - diluted	(0.01)	(0.07)	(0.08)

	As previously reported	Adjustment	As revised
	(in millions)
Consolidated Statement of Cashflows
Net loss	$(0.3)	$(1.9)	$(2.2)
Depreciation and amortization	31.8	(0.5)	31.3
Accounts receivable	(4.4)	0.4	(4.0)
Prepaid expenses and other assets	(3.0)	1.9	(1.1)

21. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

During the fourth quarter of 2025, linked to the non-renewal of two significant customer contracts, the Company completed a consultation process that will result in a number of employees leaving the business during the fourth quarter of 2025. Severance costs are expected to result in the range of circa $3.4 million to $4.7 million.

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

Our results of operations can fluctuate due to seasonal trends and other factors. Sales of our gaming machines can vary quarter on quarter due to both supply and demand factors. Player activity for our holiday parks has generally been higher in the second and third quarters of the year, particularly during the summer months and slower during the first and fourth quarters of the year.

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

For the three and nine months ended September 30, 2025, we derived approximately 73% and 71% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), respectively, 6% (in both periods) from USA, 7% and 8% from Greece respectively, and the remaining 14% and 15% across the rest of the world. During the three and nine months ended September 30, 2024, we derived approximately 77% and 76% of our revenue from the UK respectively, 4% and 3% from USA respectively, 7% and 8% from Greece respectively and 12% and 13% respectively for the rest of world.

As of September 30, 2025, our non-current assets (excluding goodwill) were attributable as follows: 70% to the UK, 15% to Greece and 15% across the rest of the world. As of September 30, 2024, our non-current assets (excluding goodwill) were attributable as follows: 75% to the UK, 8% to Greece and 17% across the rest of the world.

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

During the three and nine months ended September 30, 2025, we derived approximately 27% and 29% respectively of our revenue from sales to customers outside the UK (see discussion above), compared to 23% and 24% during the three and nine months ended September 30, 2024, respectively.

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

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the three month periods ended September 30, 2025 and September 30, 2024, the average GBP:USD rates were 1.35 and 1.30, respectively, and for the nine-month periods ended September 30, 2025 and September 30, 2025 were 1.32 and 1.28, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three and nine-month periods ended September 30, 2025, compared to the same period in 2024; and

●	a discussion and analysis of the results of operations for each of the Company’s segments (Gaming, Virtual Sports, Interactive and Leisure) for the three and nine-month periods ended September 30, 2025, compared to the same period in 2024, including key performance indicator (“KPI”) analysis.

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

Key Events – Current Quarter

During the three-month period ended September 30, 2025, in the Gaming segment 202 new terminals were delivered to OPAP as part of the order of 4,000 new VLT’s placed in the Greek market in the fourth quarter of 2024 (all of which will be delivered in 2025), 1,304 machines were sold in the UK market to customers including Bod Rudd, Essex Leisure, Regal Ltd and other independent market customers.

During the three-month period ended September 30, 2025, Inspired extended its long-term partnership with William Hill, introducing an enhanced Virtual Sports experience and upgraded retail rollout. As part of the contract extension, Inspired will deliver a comprehensive upgrade to William Hill’s Virtual Sports offering across its UK retail estate.

During the three-month period ended September 30, 2025, the Interactive segment recorded a net increase of three operators compared with the prior quarter, driven primarily by continued momentum among mid-market operators. Inspired also expanded its Hybrid Dealer content footprint in North America through the Caesars Palace Wheel of Wins rollout to Michigan and Ontario, following its successful launch in New Jersey.

During the three-month period ended September 30, 2025, Inspired entered into definitive agreement relating to the sale of Inspired’s UK holiday parks business and certain associated leisure assets (“Indigo NewCo Limited”). As part of the agreement, Inspired will provide gaming and content platform services, and machine spare parts on a recurring revenue basis to Indigo NewCo Limited.

During the quarter, the pending sale of Indigo NewCo Limited was classified as held-for-sale, the Company further considered ASC 205-20 and whether or not the disposal represented a strategic shift that would have a major effect on the Company’s operations and financial results. An assessment was made from both a quantitative and qualitative perspective and the Company concluded that the disposal did not represent a strategic shift. As such, the Company did not present the pending sale as discontinued operations.

While the Indigo NewCo Limited business represents approximately 17% of Group revenue and 8% of Group EBITDA, it generates zero free cashflow as a result of capital reinvestment. The operations of Indigo NewCo Limited are primarily associated with children’s amusement machines, which is contrary to the Company’s primary strategy of developing digital gaming for adults.

Based on management’s conclusion that the sale of Indigo NewCo Limited represents a non-core part of the Company’s strategy, in addition to the Financial Accounting Standards Board’s use of the word “major” in ASC 205-20-45-1C suggesting a relatively high bar for a disposal to be considered a strategic shift on a quantitative basis, our analysis of both qualitative and quantitative factors determined that the sale of Indigo NewCo Limited did not meet the definition of a strategic shift that would have a major effect on the operations or financial results of the Company.

During the quarter, Inspired also began transitioning a number of pub customers to a new operating model by refocusing on content and machine supply.

During the third quarter of 2025, management identified the nonrenewal of two significant customer contracts within the pub sector as a potential indicator of impairment for the All Other asset group within the Leisure segment under the long-lived asset guidance in U.S. GAAP.

The two contracts collectively represented approximately 15% and 14% of the Leisure segment’s total revenues and EBITDA, respectively, and approximately 33% and 24% of the “All Other Leisure” asset groups total revenue and EBITDA during the year ended December 31, 2024.

As a result of the identified triggering event, management performed a recoverability test for the affected asset group as of August 1, 2025. Based on this analysis, the undiscounted estimated future cash flows exceeded the carrying amount of the asset group; therefore, no impairment charge was recorded. Management will continue to monitor the segment’s performance and customer’s relationships for potential future indicators of impairment.

Overall Company Results

Three and nine Months ended September 30, 2025, compared to Three and nine Months ended September 30, 2024

	For the Three-Month		Variance				For the Nine-Month		Variance
	Period ended		2025 vs 2024				Period ended		2025 vs 2024
(In millions)	September 30, 2025	September 30, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	September 30, 2025	September 30, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$79.4	$72.9	$2.7	$3.8	5%	9%	$210.2	$193.9	$6.5	$9.8	5%	8%
Product	6.8	4.3	0.2	2.3	53%	58%	16.7	20.2	0.6	(4.1)	(20)%	(17)%
Total revenue	86.2	77.2	2.9	6.1	8%	12%	226.9	214.1	7.1	5.7	3%	6%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(22.0)	(20.7)	(0.6)	(0.7)	3%	6%	(58.2)	(55.6)	(1.7)	(0.9)	2%	5%
Cost of Product	(3.7)	(2.7)	(0.1)	(0.9)	33%	37%	(10.6)	(13.0)	(0.3)	2.7	(21)%	(18%)
Staff-related selling general and administrative expenses	(18.2)	(15.7)	(0.8)	(1.7)	11%	16%	(52.1)	(47.8)	(1.6)	(2.7)	6%	9%
Non-staff related selling, general and administrative expenses	(13.2)	(12.2)	(0.5)	(0.5)	4%	8%	(37.4)	(37.3)	(1.0)	0.9	(2)%	0%
Labor costs capitalized	3.2	3.3	(0.0)	(0.1)	(3%)	(3%)	10.5	8.7	0.2	1.6	18%	21%
Other segment items:
Stock-based compensation	(1.4)	(1.8)	(0.1)	0.5	(28)%	(22%)	(4.6)	(5.7)	(0.1)	1.2	(21)%	(19%)
Depreciation and amortization	(13.2)	(11.2)	(0.4)	(1.6)	14%	18%	(39.1)	(31.3)	(1.8)	(6.0)	19%	25%
Held for sale adjustment - Impairment	(5.9)	0.0	(0.2)	(5.7)	0%	0%	(5.9)	0.0	(0.3)	(5.6)	0%	0%
Other selling, general and administrative expenses	(2.1)	(5.0)	(0.1)	3.0	(60)%	(58%)	(10.3)	(14.3)	(0.3)	4.3	(30)%	(28%)
Net operating Income (Loss)	9.7	11.2	0.1	(1.6)	(14)%	(13%)	19.2	17.8	0.2	1.2	7%	8%
Other income (expense)
Interest expense, net	(12.5)	(7.5)	(0.4)	(4.6)	61%	67%	(26.6)	(20.7)	(0.9)	(5.0)	24%	29%
Other finance income (expense)	0.2	0.1	0.0	0.1	100%	100%	0.6	0.3	0.0	0.3	100%	100%
Total other income (expense), net	(12.3)	(7.4)	(0.4)	(4.5)	61%	66%	(26.0)	(20.4)	(0.9)	(4.7)	23%	27%
Net Income (loss) from continuing operations before income taxes	(2.6)	3.8	(0.3)	(6.1)	(161)%	(168%)	(6.8)	(2.6)	(0.7)	(3.5)	135%	162%
Income tax expense	0.7	(1.0)	(0.0)	1.7	(170)%	(170%)	(3.0)	0.4	(0.4)	(3.0)	(750)%	(850)%

Net Income (Loss)	$(1.9)	$2.8	$(0.3)	$(4.4)	(157)%	(168%)	$(9.8)	$(2.2)	$(1.1)	$(6.5)	295%	345%
Exchange Rate - $ to £	1.35	1.30					1.32	1.28

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue (for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024)

Consolidated Reported Revenue by Segment

For the three-month period ended September 30, 2025, revenue on a functional currency (at constant rate) basis increased by $6.1 million or 8% compared to the three-month period ended September 30, 2024 and for the nine months period ended September 30, 2025, revenue on a functional currency basis increased by $5.7 million or 3% compared to the nine-month period ended September 30, 2024.

For the three-month period ended September 30, 2025, compared to the three-month period ended September 30, 2024, Gaming revenue increased by $3.8 million, Gaming product sales increased $2.7 million due to increases in the UK and North America, and service sales increased $1.1 million due to an increase in unit volumes in the UK and Greece markets. Virtual Sports revenue declined by $2.2 million due to reduced Online revenue. Interactive revenue increased by $4.5 million, driven by revenue growth in the UK and North America: and Leisure revenue increased by $0.2 million with service sales increases of $0.5 million, partially offset by product sales decreases of $0.3 million predominantly due to holiday parks in UK.

For the nine-month period ended September 30, 2025 compared to the nine-month period ended September 30, 2024, Gaming revenue increased by $1.8 million, Gaming service revenue of $5.7 million predominantly due to the UK and mainland Europe markets partially offset by product sales decline of $3.9 million due to a decrease in the North America markets as product sales do not typically follow a linear year-over-year trend. Virtual Sports revenue decreased by $8.9 million due to a decrease in Online revenue. Interactive revenue increased by $12.0 million, driven by revenue growth in the UK, mainland Europe and Latin America; and Leisure revenue increased by $0.8 million with service sales increased by $1.1 million and partially offset by product sales decrease of $0.3 million. Increases were due to Holiday Parks revenue growth in both existing and new sites added in the prior twelve-month period as well as revenue growth in the Bingo sector.

Cost of Sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, for the three-month period ended September 30, 2025, compared to the three-month period ended September 30, 2024, increased by $1.6 million or 7%, driven by a $0.7 million increase in cost of service, and a $0.9 million increase in cost of service.

Cost of sales, excluding depreciation and amortization, for the nine-month period ended September 30, 2025, compared to the nine-month period ended September 30, 2024, decreased $1.8 million or 3%, driven by a $2.7 million decrease in cost of product, predominantly driven by a fluctuation in product revenues, partially offset by an increase in cost of service of $0.9 million.

Staff related selling, general and administrative expenses

Staff related selling, general and administrative expenses for the three and nine-month period ended September 30, 2025, increased by $1.7 million and $2.7 million, or 11% and 6% respectively compared to the three and nine-month period ended September 30, 2024, mainly related to performance based short term incentive expenses timings.

Non-staff related selling, general and administrative expenses

Non-Staff related selling, general and administrative expenses for the three-month period ended September 30, 2025 increased by $0.5 million, or 4% compared with the three-month period ended September 30, 2024 predominantly driven by increases in professional fees due to timings of activities as are not linear year-on-year partially offset by favorable realized gain on foreign currency movements and favorable facility charges for lower insurance premiums and utility costs.

Non-Staff related selling, general and administrative expenses for the nine-month period ended September 30, 2025 decreased by $0.9 million, or 2% compared with the nine-month period ended September 30, 2024 mainly driven by a favorable realized gain on foreign currency movement.

Stock-based compensation

During the three and nine-month period ended September 30, 2025, the Company recorded stock-based compensation expenses of $1.4 million and $4.6 million, respectively, compared to stock-based compensation expenses of $1.8 million and $5.7 million for the three and nine-month period ended September 30, 2024. All expenses related to outstanding awards.

Depreciation and amortization

Depreciation and amortization for the three-month period ended September 30, 2025, increased by $1.6 million compared to the three-month period ended September 30, 2024. This was driven by increases across Gaming of $0.6 million related to gaming machine additions, Virtuals of $0.3 million, and Interactive $0.6 million related to software development intangible additions.

Depreciation and amortization for the nine-month period ended September 30, 2025, increased by $6.0 million compared to the nine-month period ended September 30, 2024. This was predominantly driven by increases in Gaming of $4.4 million and Leisure of $1.2 million.

Net operating income

During the three and nine-month periods ended September 30, 2025, net operating income was $9.7 million and $19.2 million, respectively, representing a decrease of $1.6 million and increase of $1.2 million, respectively, compared to the three and nine-month periods ended September 30, 2024.

The year-over-year decline in the three-month period ended September 30, 2025, was predominantly due to the Held for Sale impairment and, increased depreciation and amortization expense, partially offset by higher revenues and lower selling, general and administration expenses.

The year-over-year increase in the nine-month period ended September 30, 2025, compared to the nine-month period ended September 30, 2024, was mainly due to lower cost of product and non-staff related selling, general and administrative expenses partially offset by the Held for Sale impairment and higher depreciation and amortization expenses.

Net Income/Loss

For the three and nine-months ended September 30, 2025, net loss was $1.9 million and $9.8 million, respectively, compared to a net income of $2.8 million and a net loss of $2.2 million, respectively, in the three and nine-month period ended September 30, 2024.

For the three-month period ended September 30, 2025, the $4.4 million decrease compared to the three-month period ended September 30, 2024, was due to the decrease in net operating income and higher net interest expense driven by the refinancing activities in the second quarter of 2025 and impact of FX rates partially offset by a decrease in tax expense.

For the nine-month period ended September 30, 2025, the $6.5 million decrease compared to the nine-month period ended September 30, 2024, was due to higher net interest expense driven by the refinancing activities in the second quarter of 2025 and impact of FX rates as well as an increase in tax expense, partially offset by an increase in the net operating income.

Deferred Tax

The Company maintains a valuation allowance related to capital loss carryovers in the United Kingdom, state net operating losses unable to be utilized in the United States, and United States interest expected to be limited under Section 163(j).

Segment Results (for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024)

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

Gaming, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	September 30,	September 30,	2025 vs 2024		September 30,	September 30,	2025 vs 2024
Gaming	2025	2024		%	2025	2024		%

End of period installed base (# of terminals) (2)	33,853	34,875	(1,022)	(2.9)%	33,853	34,875	(1,022)	(2.9)%
Total Gaming - Average installed base (# of terminals) (2)	33,868	34,897	(1,029)	(2.9)%	33,894	34,853	(959)	(2.8)%
Participation - Average installed base (# of terminals) (2)	28,747	29,937	(1,190)	(4.0)%	28,813	29,896	(1,083)	(3.6)%
Fixed Rental - Average installed base (# of terminals)	10,101	4,960	5,141	103.6%	9,401	4,957	4,444	89.7%
Service Only - Average installed base (# of terminals)	7,494	4,942	2,552	51.6%	7,674	6,032	1,642	27.2%
Customer Gross Win per unit per day (1) (2)	£97.7	£95.2	£2.5	2.6%	£99.4	£96.7	£2.7	2.8%
Customer Net Win per unit per day (1) (2)	£71.2	£70.0	£1.2	1.7%	£72.5	£71.3	£1.2	1.7%
Inspired Blended Participation Rate	5.2%	5.3%	(0.1)%	(1.9)%	5.2%	5.4%	(0.2)%	(3.7)%
Inspired Fixed Rental Revenue per Gaming Machine per week	£23.9	£28.3	£(4.4)	(15.5)%	£23.6	£29.1	£(5.5)	(18.9)%
Inspired Service Rental Revenue per Gaming Machine per week	£7.4	£5.0	£2.4	48.0%	£7.6	£5.1	£2.5	49.0%
Gaming Long term license amortization (£’m)	£0.7	£0.5	£0.2	40%	£1.8	£1.6	£0.2	12.5%
Number of Machine sales	1,799	313	1,486	474.8%	2,650	1,624	1,026	63.2%
Average selling price per terminal	£2,506	£7,420	£(4,914)	(66.2)%	£5,495	£7,854	£(2,359)	(30.0)%

(1)	Includes all SBG terminals in which the Company takes a participation revenue share across all territories.

(2)	Includes approximately 2,500 lottery terminals where the revenue share is on handle instead of net win.

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

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	September 30,	September 30,	2025 vs 2024		September 30,	September 30,	2025 vs 2024
(In £ millions)	2025	2024		%	2025	2024		%
Gaming Recurring Revenue
Total Gaming Revenue	£20.1	£17.3	£2.8	16%	£57.7	£56.3	£1.4	2%

Gaming Participation Revenue	£9.7	£10.5	£(0.8)	(8)%	£29.3	£31.2	£(1.9)	(6)%
Gaming Other Fixed Fee Recurring Revenue	£3.9	£2.2	£1.7	77%	£11.0	£7.5	£3.5	47%
Gaming Project Recurring Revenue	£0.2	£0.1	£0.1	100%	£1.1	£0.5	£0.6	120%
Gaming Long-term license amortization	£0.7	£0.6	£0.1	17%	£1.8	£1.7	£0.1	6%
Total Gaming Recurring Revenue	£14.5	£13.4	£1.1	8%	£43.2	£40.9	£2.3	6%
Gaming Recurring Revenue as a % of Total Gaming Revenue	72%	77%	(5)%		75%	73%	2%

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

	For the Three-Month					For the Nine-Month
	Period ended		Variance			Period ended		Variance
(In millions)	September 30, 2025	September 30, 2024	2025 vs 2024		Total Functional Currency %	September 30, 2025	September 30, 2024	2025 vs 2024		Total Functional Currency %

Service Revenue:
UK LBO	$11.1	$10.1	1.0	10%	6%	$33.1	$28.3	$4.8	17%	3%
UK Other	3.2	2.5	0.7	28%	23%	8.4	7.5	0.9	12%	4%
Italy	0.4	0.4	0.0	0%	4%	1.1	1.2	(0.1)	(8)%	2%
Greece	4.4	3.8	0.6	16%	13%	13.7	11.3	2.4	21%	3%
Rest of the World	0.3	0.8	(0.5)	(63)%	(57)%	0.7	1.2	(0.5)	(42)%	(0%)
Lotteries	1.4	1.4	0.0	0%	(6)%	4.0	4.1	(0.1)	(2.4%)	3%

Total Service revenue	$20.8	$19.0	$1.8	10%	6%	$61.0	$53.6	$7.4	14%	3%

Exchange Rate - $ to £	1.35	1.30				1.32	1.28

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming, Results of Operations

	For the Three-Month		Variance				For the Nine-Month		Variance
	Period ended		2025 vs 2024				Period ended		2025 vs 2024
(In millions)	September 30, 2025	September 30, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	September 30, 2025	September 30, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis		Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$20.8	$19.0	$0.7	$1.1	6%	9%	$61.0	$53.6	$1.7		$5.7	11%	14%
Product	6.3	3.5	0.1	2.7	77%	80%	15.0	18.2	0.7		(3.9)	(21)%	(18)%
Total revenue	27.1	22.5	0.8	3.8	17%	20%	76.0	71.8	2.4		1.8	3%	6%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(4.9)	(4.8)	(0.1)	0.0	(2)%	2%	(16.0)	(15.7)	(0.4)	0.1		(1)%	2%
Cost of Product	(3.4)	(2.3)	(0.1)	(1.0)	43%	48%	(9.8)	(12.2)	(0.4)		2.8	(23)%	(20)%
Total cost of sales	(8.3)	(7.1)	(0.2)	(1.0)	14%	17%	(25.8)	(27.9)	(0.8)		2.9	(10)%	(8)%

Staff-related selling, general and administrative expenses	(3.9)	(4.4)	(0.2)	0.7	(16)%	(11)%	(11.4)	(13.6)	(0.3)		2.5	(18)%	(16)%
Non-staff related selling, general and administrative expenses	(3.3)	(2.2)	(0.1)	(1.0)	45%	50%	(8.9)	(7.5)	(0.3)		(1.1)	15%	19%
Labor costs capitalized	1.5	1.1	(0.1)	0.5	45%	36%	5.3	2.9	0.2		2.2	76%	83%
Other segment items:
Stock-based compensation	(0.2)	(0.1)	(0.0)	(0.1)	100%	100%	(0.7)	(0.5)	(0.0)		(0.2)	40%	40%

Depreciation and amortization	(5.8)	(4.9)	(0.3)	(0.6)	12%	18%	(17.3)	(12.2)	(0.7)		(4.4)	36%	42%
Other selling, general and administrative expenses	(0.7)	(1.2)	(0.0)	0.5	(42)%	(42)%	(1.3)	(1.5)	(0.0)		0.2	(13)%	(13)%

Net operating Income	$6.4	$3.7	$(0.1)	$2.8	76%	73%	$15.9	$11.5	$0.5		$3.9	34%	38%

Exchange Rate - $ to £	1.35	1.30					1.32	1.28

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

Gaming Revenue

During the three and nine-month period ended September 30, 2025, Gaming revenue increased by $3.8 million and $1.8 million, or 17% and 3% respectively compared to the three-and nine-month period ended September 30, 2024. During the three-month period ended September 30, 2025, this was driven by an increase in Product revenue $2.7 million and Service revenue $1.1 million. During the nine-month period ended September 30, 2025, this was driven by an increase in Service revenue of $5.7m, partially offset by a decrease in Product revenue of $3.9 million.

For the three-month period ended September 30, 2025, compared to the three-month period ended September 30, 2024, the increase in Gaming Service revenue was driven by increases of $1.2 million in the UK market predominantly due to the William Hill Vantage® terminal deployment, and a $0.5 million increase in the Greek market, partially offset by a decrease in North America.

For the nine-month period ended September 30, 2025 compared to the nine-month period ended September 30, 2024, the increase in Gaming Service revenue was driven by an increase of $4.5 million from the UK markets predominantly due to the William Hill Vantage® terminal deployment, inclusive of UK LBO shop closures, and a $2.0 million increase from Greece, partially offset by a reduction in North America.

For the three-month period ended September 30, 2025, compared to the three-month period ended September 30, 2024, the product revenue increased by $2.7 million from sales in the UK market.

For the nine-month period ended September 30, 2025, compared to the nine-month period ended September 30, 2024, the product revenue decreased by $3.9 million as the prior year period contained higher volumes of hardware sales which are less predictable in nature.

Gaming Net Operating Income

Net operating income for the three-month period ended September 30, 2025, increased by $2.8 million, compared to the three-month period ended September 30, 2024. The increase was primarily driven by an increase in revenue of $3.8 million mainly from hardware sales.

Net income for the nine-month period ended September 30, 2025, increased by $3.9 million, compared to the nine-month period ended September 30, 2024. The increase was primarily due to a decrease in cost of product of $2.8 million from lower volumes of hardware sales, a reduction in staff-related selling, general and administrative expenses driven by the closure of the Bridgend manufacturing facility in 2024.

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

Virtual Sports, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	September 30,	September 30,	2025 vs 2024		September 30,	September 30,	2025 vs 2024
	2025	2024		%	2025	2024		%
Virtuals

No. of Live Customers at the end of the period	60	57	3.0	5.3%	60	57	3.0	5.3%
Average No. of Live Customers	60	56	4.0	7.1%	58	56	2.0	3.6%
Total Revenue (£’m)	£6.9	£8.6	£(1.7)	(19.8)%	£20.7	£27.7	£(7.0)	(25.3)%
Total Revenue £’m - Retail	£2.3	£2.3	£(0.0)	(0.0)%	£6.7	£7.1	£(0.4)	(5.6)%
Total Revenue £’m - Online Virtuals	£4.6	£6.3	£(1.7)	(27.0)%	£14.0	£20.6	£(6.6)	(32.0)%

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

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	September 30,	September 30,	2025 vs 2024		September 30,	September 30,	2025 vs 2024
(In £ millions)	2025	2024		%	2025	2024		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£6.9	£8.6	£(1.7)	(20)%	£20.7	£27.7	£(7.0)	(25)%

Recurring Revenue - Retail Virtuals	£2.0	£2.2	£(0.2)	(9)%	£6.1	£7.0	£(0.9)	(13)%
Recurring Revenue - Online Virtuals	£4.5	£6.3	£(1.8)	(29)%	£13.6	£20.1	£(6.5)	(32)%
Total Virtual Sports Long-term license amortization	£0.3	£0.0	£0.3	100%	£0.7	£0.1	£0.6	600%
Total Virtual Sports Recurring Revenue	£6.8	£8.5	£(1.7)	(20)%	£20.4	£27.2	£(6.8)	(25)%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	99%	99%			99%	98%

“Recurring Revenue” includes our share of revenue generated from (i) our Virtual Sports products placed with operators; (ii) licensing our game content and intellectual property to third parties; and (iii) our games on third-party online gaming platforms that are interoperable with our game servers.

“Virtual Sports Long term license amortization” is the upfront license fee which is typically spread over the life of the contract.

Virtual Sports, Results of Operations

	For the Three-Month		Variance				For the Nine-Month		Variance
	Period ended		2025 vs 2024				Period ended		2025 vs 2024
(In millions)	September 30, 2025	September 30, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	September 30, 2025	September 30, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$9.3	$11.2	$0.3	$(2.2)	(20)%	(17)%	$27.2	$35.3	$0.8	$(8.9)	(25)%	(23)%

Cost of Service	(0.6)	(0.5)	(0.0)	(0.1)	20%	20%	(1.8)	(1.0)	0.1	(0.9)	90%	80%

Staff-related selling, general and administrative expenses	(2.4)	(2.3)	(0.1)	(0.0)	0%	4%	(7.0)	(6.8)	(0.2)	(0.0)	(0%)	3%
Non-staff related selling, general and administrative expenses	(0.6)	(0.7)	(0.0)	0.1	(14)%	(14)%	(1.7)	(2.0)	(0.0)	0.3	(15)%	(15)%
Labor costs capitalized	0.9	1.1	0.0	(0.2)	(18)%	(18)%	2.8	3.3	(0.0)	(0.5)	(15)%	(15)%
Other segment items:
Staff-related selling, general and administrative expenses
Stock-based compensation	(0.1)	(0.1)	(0.0)	0.0	0%	(0)%	(0.3)	(0.3)	(0.0)	0.0	0%	(0)%

Depreciation and amortization	(1.6)	(1.3)	0.0	(0.3)	23%	23%	(4.8)	(4.7)	(0.1)	0.0	(0)%	2%

Net operating Income	$4.9	$7.4	$0.2	$(2.7)	(36)%	(34)%	$14.4	$23.8	$0.6	$(10.0)	(42)%	(39)%

Exchange Rate - $ to £	1.35	1.30					1.32	1.28

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

Virtual Sports revenue

During the three and nine-month period ended September 30, 2025, revenue decreased by $2.2 million and $8.9 million, or 20% and 25%, respectively compared to the three and nine-month period ended September 30, 2024 primarily driven by a regulation in the Brazilian market and introduction of new levies.

Virtual Sports net operating income

During the three and nine-month period ended September 30, 2025, operating income decreased by $2.7 million and $10.0 million respectively compared to the three and nine-month period ended September 30, 2024, primarily due to the decreases in revenues and increases in the associated cost of sales mainly related to regulation of the Brazilian market and introduction of new levies.

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

Interactive, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	September 30,	September 30,	2025 vs 2024		September 30,	September 30,	2025 vs 2024
	2025	2024		%	2025	2024		%
Interactive

No. of Live Customers at the end of the period	199	172	27	15.7%	199	172	27	15.7%
Average No. of Live Customers	197	169	28	16.6%	191	161	30	18.6%
No. of Games available at the end of the period	334	315	19	6.0%	334	315	19	6.0%
Average No. of Games available	331	311	20	6.4%	324	303	21	6.9%
No. of Live Games at the end of the period	311	298	13	4.4%	311	298	13	4.3%
Average No. of Live Games	308	294	14	4.8%	300	285	15	5.3%
Total Revenue (£’m)	£11.3	£7.8	£3.5	44.9%	£31.0	£21.7	£9.3	42.8%

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

“Total Revenue (£m)” represents total revenue for the Interactive segment, including recurring and upfront service revenue.

Interactive, Results of Operations

	For the Three-Month		Variance				For the Nine-Month		Variance
	Period ended		2025 vs 2024				Period ended		2025 vs 2024
(In millions)	September 30, 2025	September 30, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	September 30, 2025	September 30, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$15.1	$10.2	$0.4	$4.5	44%	48%	$40.8	$27.7	$1.1	$12.0	43%	47%

Cost of Service	(0.8)	(0.5)	0.0	(0.3)	60%	60%	(2.2)	(1.6)	(0.0)	(0.6)	38%	38%

Staff-related selling, general and administrative expenses	(2.9)	(2.3)	(0.1)	(0.5)	22%	26%	(8.3)	(6.4)	(0.2)	(1.7)	27%	30%
Non-staff related selling, general and administrative expenses	(1.5)	(1.3)	(0.1)	(0.1)	8%	15%	(5.1)	(4.0)	(0.1)	(1.0)	25%	28%
Labor costs capitalized	0.8	0.8	(0.1)	0.1	13%	0%	2.3	1.7	(0.0)	0.6	35%	35%
Other segment items:

Stock-based compensation	(0.2)	(0.1)	(0.0)	(0.1)	100%	100%	(0.5)	(0.3)	(0.0)	(0.2)	67%	67%

Depreciation and amortization	(1.9)	(1.3)	(0.0)	(0.6)	46%	46%	(4.2)	(3.7)	(0.3)	(0.2)	5%	14%

Net operating Income	$8.6	$5.5	$0.1	$3.0	55%	56%	$22.8	$13.4	$0.5	$8.9	66%	70%

Exchange Rate - $ to £	1.35	1.30					1.32	1.28

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

Interactive revenue

During three-month period ended September 30, 2025, revenue increased by $4.5 million, or 44% compared to the three-month period ended September 30, 2024, predominantly driven by revenue growth in the UK, and North America due to the launch of new content across the estate and increased promotional activity through exclusive deals with tier-one customers.

During the nine-month period ended September 30, 2025, revenue increased by $12.0 million, or 43% compared to the nine-month period ended September 30, 2024, primarily driven by revenue growth in the UK, and North America.

Interactive Net operating income

Net operating income for the three and nine-month periods ended September 30, 2025, increased by $3.0 million and $8.9 million, respectively compared to the three and nine-month period ended September 30, 2024.

For the three-month period ended September 30, 2025, compared to the three-month period ended September 30, 2024, this increase was driven by the increase in Gross Margin of $4.2 million, partially offset by increases in Staff-related selling, general and administrative expenses of $0.5 million and increases in Depreciation and Amortization of $0.6 million.

For the nine-month period ended September 30, 2025, compared to the nine-month period ended September 30, 2024, this increase was driven by the increase in Gross Margin of $11.4 million, partially offset by increases in staff-related selling, general and administration expenses of $1.7 million and non-staff related selling, general and administrative expenses of $1.0 million.

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

Leisure, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	September 30,	September 30,	2025 vs 2024		September 30,	September 30,	2025 vs 2024
	2025	2024		%	2025	2024		%
Leisure

End of period installed base Gaming machines (# of terminals)	7,906	10,021	(2,115)	(21.1)%	7,906	10,021	(2,115)	(21.1)%
Average installed base Gaming machines (# of terminals)	8,931	10,131	(1,200)	(11.8)%	9,509	10,469	(960)	(9.2)%
End of period installed base Other (# of terminals)	2,203	3,796	(1,593)	(42.0)%	2,203	3,796	(1,593)	(42.0)%
Average installed base Other (# of terminals)	2,530	3,813	(1,283)	(33.6)%	2,961	3,969	(1,008)	(25.4)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	5,441	6,129	(688)	(11.2)%	5,906	6,230	(324)	(5.2)%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	50	111	(61)	(55.0)%	64	134	(70)	(52.2)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	2,431	2,865	(434)	(15.1)%	2,524	2,978	(454)	(15.2)%
Inspired Leisure Revenue per Gaming Machine per week	£81.5	£74.5	£7.0	9.4%	£77.9	£71.4	£6.5	9.1%
Inspired Pub Digital Revenue per Gaming Machine per week	£75.9	£74.4	£1.5	2.0%	£74.9	£73.7	£1.2	1.6%
Inspired Pub Analogue Revenue per Gaming Machine per week	£27.4	£30.7	£(3.3)	(10.7)%	£26.1	£31.6	£(5.5)	(17.4)%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£135.7	£103.4	£32.3	31.2%	£116.2	£96.5	£19.7	20.4%
Inspired Other Revenue per Machine per week	£34.6	£25.0	£9.6	38.4%	£34.2	£24.2	£10.0	41.3%

Total Holiday Parks Revenue (Gaming and Non Gaming) (£’m)	£14.6	£13.9	£0.7	5.0%	£28.6	£27.5	£1.1	4.0%

(1)	Motorway Service Area machines

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

“Revenue per machine unit per week” represents the average weekly participation or rental revenue recognized during the period.

Leisure, Results of Operations

	For the Three-Month		Variance				For the Nine-Month		Variance
	Period ended		2025 vs 2024				Period ended		2025 vs 2024
(In millions)	September 30, 2025	September 30, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	September 30, 2025	September 30, 2024	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$34.2	$32.5	$1.2	$0.5	2%	5%	$81.2	$77.3	$2.8	$1.1	1%	5%
Product	0.5	0.8	(0.0)	(0.3)	(38)%	(38)%	1.7	2.0	0.0	(0.3)	(15)%	(15)%
Total revenue	34.7	33.3	1.2	0.2	0%	4%	82.9	79.3	2.8	0.8	1%	5%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(15.7)	(14.9)	(0.5)	(0.3)	2%	5%	(38.2)	(37.3)	(1.2)	0.3	(1)%	2%
Cost of Product	(0.3)	(0.4)	(0.0)	0.1	(25)%	(25)%	(0.8)	(0.8)	(0.0)	0.0	0%	(0)%
Total cost of sales	(16.0)	(15.3)	(0.5)	(0.2)	1%	5%	(39.0)	(38.1)	(1.2)	0.3	(1)%	2%

Staff-related selling, general and administrative expenses	(4.6)	(4.1)	(0.3)	(0.2)	5%	12%	(13.2)	(12.5)	(0.5)	(0.2)	2%	6%
Non-staff related selling, general and administrative expenses	(4.6)	(4.0)	(0.1)	(0.5)	13%	15%	(11.9)	(11.4)	(0.4)	(0.1)	1%	4%
Labor costs capitalized	0.0	0.3	(0.0)	(0.3)	(100)%	(100)%	0.1	0.8	0.0	(0.7)	(88)%	(88)%
Other segment items:

Stock-based compensation	(0.0)	(0.2)	(0.0)	0.2	(100)%	(100)%	(0.3)	(0.4)	(0.0)	0.1	(25)%	(25)%

Depreciation and amortization	(3.3)	(3.1)	(0.1)	(0.1)	3%	6%	(10.6)	(9.1)	(0.3)	(1.2)	13%	16%
Held for sale adjustment - Impairment	(5.9)	0.0	(0.2)	(5.7)	0%	0%	(5.9)	0.0	(0.3)	(5.6)	0%	0%
Other selling, general and administrative expenses	(0.5)	0.0	0.0	(0.5)	(0.)%	(0.)%	(0.5)	0.0	0.0	(0.5)	(0)%	0%

Net operating Income	$(0.2)	$6.9	$0.0	$(7.1)	(103)%	(103)%	$1.6	$8.6	$0.1	$(7.1)	(83)%	(81)%

Exchange Rate - $ to £	1.35	1.30					1.32	1.28

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

Leisure Revenue

For the three-month period ended September 30, 2025, revenue increased by $0.2 million or 0% compared to the three-month period ended September 30, 2024, predominantly due to the growth in existing holiday parks and new sites.

For the nine-month period ended September 30, 2025, revenue increased by $0.8 million or 1% compared to the nine-month period ended September 30, 2024 mainly due to increases in holiday parks due to revenue growth in both existing and new sites added in the prior twelve-month period as well as revenue growth in the Bingo sector.

Leisure Net Operating Income

Net operating income for the three-month period ended September 30, 2025, decreased $7.1 million compared to the three-month period ended September 30, 2024. This was primarily due to the Held for Sale impairment adjustment of $5.7 million and an increase in other selling, general and administration costs of $0.5 million.

Net operating income for the nine-month period ended September 30, 2025, decreased $7.1 million compared to the nine-month period ended September 30, 2024. This is predominantly from the Held for Sale impairment adjustment of $5.6 million, depreciation and amortization of $1.2 million and an increase in other selling, general and administration costs of $0.5 million.

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

Reconciliations from net loss, as shown in our Consolidates Statements of Operations and Comprehensive Income (Loss), to Adjusted EBITDA are shown below:

Reconciliation to Adjusted EBITDA by segment for the Three and Nine Months ended September 30, 2025

	For the Three-Month Period ended						For the Nine-Month Period ended
	September 30, 2025						September 30, 2025
(In millions)	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$(1.9)	$6.4	$4.9	$8.6	$(0.2)	$(21.6)	$(9.8)	$15.9	$14.4	$22.8	$1.6	$(64.5)

Pension charges (1)	0.3					0.3	0.8					0.8

Costs of group restructure (2)	1.7	0.7			0.5	0.5	5.4	1.3			0.5	3.6
Costs of group restatement (3)	0.1					0.1	4.1					4.1
Stock-based compensation expense (4)	1.4	0.2	0.1	0.2	0.0	0.9	4.6	0.7	0.3	0.5	0.3	2.8

Depreciation and amortization (4)	13.2	5.8	1.6	1.9	3.3	0.6	39.1	17.3	4.8	4.2	10.6	2.2
Held for sale adjustment – Impairment (7)	5.9				5.9		5.9				5.9
Interest expense net (4)	12.5					12.5	26.6					26.6
Other finance expenses / (income) (4)	(0.2)					(0.2)	(0.6)					(0.6)
Income tax (4)	(0.7)					(0.7)	3.0					3.0
Adjusted EBITDA	$32.3	$13.1	$6.6	$10.7	$9.5	$(7.6)	$79.1	$35.2	$19.5	$27.5	$18.9	$(22.0)

Adjusted EBITDA	£24.0	£9.7	£4.9	£7.9	£7.1	£(5.6)	£59.8	£26.7	£14.8	£20.8	£14.2	£(16.7)

Exchange Rate - $ to £ (5)	1.35						1.32

Note: Certain corporate function costs have not been allocated to the Company’s reportable operating segments because to do so would not be practical; these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Three and nine Months ended September 30, 2024

	For the Three-Month Period ended						For the Nine-Month Period ended
	September 30, 2024						September 30, 2024
(In millions)	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	$2.8	$3.7	$7.4	$5.5	$6.9	$(20.7)	$(2.2)	$11.5	$23.8	$13.4	$8.6	$(59.5)
Pension charges (1)	0.3					0.3	0.9					0.9

Cost of Group Restructure (2)	1.8	1.2				0.6	2.8	1.5				1.3

Costs of group restatement (3)	2.9					2.9	10.6					10.6
Stock-based compensation expense (4)	1.8	0.1	0.1	0.1	0.2	1.3	5.7	0.5	0.3	0.3	0.4	4.2

Depreciation and amortization (4)	11.2	4.9	1.3	1.3	3.1	0.6	31.3	12.2	4.7	3.7	9.1	1.6
Interest expense net (4)	7.5					7.5	20.7					20.7
Other finance expenses / (income) (4)	(0.1)					(0.1)	(0.3)					(0.3)
Income tax (4)	1.0					1.0	(0.4)					(0.4)
Adjusted EBITDA	$29.2	$9.9	$8.8	$6.9	$10.2	$(6.6)	$69.1	$25.7	$28.8	$17.4	$18.1	$(20.9)

Adjusted EBITDA	£22.4	£7.4	£6.7	£5.1	£7.9	£(4.7)	£54.0	£20.1	£22.6	£13.5	£14.1	£(16.3)

Exchange Rate - $ to £ (5)	1.30						1.28

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

(7)	Held for sale adjustment – impairment – In Q3 2025, the company entered into a definitive agreement to the sale of its UK holiday parks business and certain associated leisure assets. This includes assets held for sale measured at the lower of carrying value or fair value less the costs to sell.

Liquidity and Capital Resources

Nine Months ended September 30, 2025, compared to Nine Months ended September 30, 2024

	Nine Months ended		Variance
	September 30,	September 30,	2025 to
(in millions)	2025	2024	2024
Net loss	$(9.8)	$(2.2)	$(7.6)
Amortization of debt fees	2.3	0.7	1.6
Change in fair value of stock-based compensation expense	4.6	5.7	(1.1)
Impairment loss on classification as held for sale	5.9	-	5.9
Deferred income taxes	(2.8)	-	(2.8)
Depreciation and amortization (incl right of use assets)	42.3	34.6	7.7
Other net cash generated/(utilized) by operating activities	8.3	(14.0)	22.3
Net cash provided by operating activities	50.8	24.8	26.0

Net cash used in investing activities	(42.2)	(29.5)	(12.7)
Net cash generated/(used) by financing activities	3.4	(0.4)	3.8
Net increase in cash classified within assets held for sale	(7.6)	-	(7.6)
Effect of exchange rates on cash	2.6	1.6	1.0
Net increase/(decrease) in cash and cash equivalents	$7.0	$(3.5)	$10.5

Net cash provided by operating activities

For the nine months ended September 30, 2025, net cash provided by operating activities was a $50.8 million inflow, compared to a $24.8 million inflow for the nine months ended September 30, 2024, representing a $26.0 million increase in cash generation from operating activities. This increase was driven primarily through the collection of receipts in the current year relating to machine sales made at the end of the previous year and favorable timing on supplier payments.

Change in fair value of stock-based compensation expense decreased by $1.1 million from $5.7 million to $4.6 million. All expenses related to outstanding awards.

Depreciation and amortization increased by $7.7 million, to $42.3 million, with increases of $5.3 million for machine depreciation, $2.4 million for software development amortization and $0.5 million for non-machine depreciation partly offset by reductions for intangible assets and contract costs of $0.3 million and $0.2 million respectively.

Other net cash generated/(utilized) by operating activities increased by $22.3 million, to a $8.3 million inflow. The relative movements between the nine months ended September 30, 2025 and the nine months ended September 30, 2024 resulted in favorable movements in accounts receivable of $28.3 million and in accounts payable and other creditors of $23.7 million. The favorable movement in accounts receivable was due to collection of receipts in the first half of 2025 from several significant machine hardware sales made at the end of 2024. The favorable movements from accounts payable was due to timing of supplier payments and the timing of the roll out of machines being delivered to Greece . These were partly offset by adverse movements in other debtors and prepayments of $19.0 million due to changes in accrued income levels and finance lease debtors, inventory $3.2 million due to relative movements in machine levels in both the UK and the US, corporate and other taxes $3.6 million and long term liabilities of $3.0 million.

Net cash used in investing activities

Net cash utilized in investing activities increased by $12.7 million, to $42.2 million during the nine months ended September 30, 2025. This was driven by higher spend on plant, property and equipment of $12.9 million and on contract costs $1.4 million partly offset by lower capital software spend of $1.5 million.

Net cash used by financing activities

During the nine months ended September 30, 2025, net cash generated by financing activities was $3.4 million. The refinancing of the business in June 2025 resulted in a net generation of cash of $8.3 million which was partly offset by a $4.9 million outflow relating to finance lease spend. During the nine months ended September 30, 2024, net cash utilized by financing activities was $0.4 million all relating to finance lease spend.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of September 30, 2025, we had liquidity consisting of $36.3 million in cash and cash equivalents and a further $24.0 million of undrawn revolver facility. This compares to $36.5 million of cash and cash equivalents as of September 30, 2024, with a further $6.7 million of revolver facilities undrawn. We had a working capital inflow of $8.3 million for the nine months ended September 30, 2025, compared to an $14.0 million outflow for the nine months ended September 30, 2024.

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

Some of our business operations require cash to be held within the machines. As of September 30, 2025, $7.6 million of cash was held as operational floats within the machines. However as the Company has entered into a definitive agreement relating to the sale of the Company’s UK holiday parks business and certain associated leisure assets, the operational floats are part of the held-for-sale asset balance and are not included within the $36.3 million of cash and cash equivalents balance. At September 30, 2024, $6.7 million of our $36.5 million of cash and cash equivalents were held as operational floats within the machines

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through November 2026.

Long Term and Other Debt

(In millions)	September 30, 2025		September 30, 2024
Cash held	£26.9	$36.3	£26.6	$35.7
Revolver drawn	-	-	(15.0)	(20.1)
Original principal senior debt	(270.0)	(363.5)	(235.0)	(315.2)
Cash interest accrued	(8.6)	(11.6)	(6.6)	(8.9)
Finance lease creditors	(15.7)	(21.1)	(18.2)	(24.4)
Total	£(267.4)	$(359.9)	£(248.2)	$(332.9)

Note: Table presented in GBP and USD as principle senior debt has a base currency of GBP, movements in the USD value represent foreign currency exchange rate fluctuations.

Debt Covenants

On June 4, 2025, the group entered into a Senior Note Purchase Agreement with the facilities being issued on June 9, 2025. At the same time the group entered into a Senior Facilities Agreement. These facilities also became available on June 9, 2025 but remained undrawn. At this point, all previously existing debt and revolver facilities were fully repaid. Full details of the refinancing of the group and of the terms and conditions of the new debt facilities can be found in Note 8 Long Term and Other Debt.

Under the Note Purchase Agreement in place as of September 30, 2025, we are subject to covenant testing on the Senior Notes. The Notes Purchase Agreement requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 5.0x on the test date for the relevant periods ending September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027, stepping down to 4.75x on June 30, 2027 and each relevant period thereafter (the “Notes Financial Covenant”). The Notes Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as consolidated net income after adding back certain items including (without limitation) interest expense, taxes, depreciation and amortization expenses and exceptional or non-recurring costs and losses and after adjusting for certain projected savings and synergies) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis. The Notes Purchase Agreement does not include a minimum interest coverage ratio or other financial covenants.

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

Covenant testing at September 30, 2025 showed covenant compliance with the current debt facilities in place.

Under the previous debt facilities, there were no covenant violations in the periods ended September 30, 2025 or September 30, 2024.

Liens and Encumbrances

As of September 30, 2025, our Senior Notes were secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Share Repurchases

The Board of Directors had authorized that the Company may use up to $25.0 million to repurchase Inspired shares of common stock, subject to repurchases being effected on or before May 10, 2025. There were no repurchases in the nine months ended September 30, 2025. As of September 30, 2025 the Company had repurchased an aggregate of 1,193,118 shares of our common stock at an aggregate cost of $12.0 million. This plan has now lapsed.

Effective November 1, 2025 the Board authorized a new share repurchase program permitting the repurchase, subject to repurchases being effected on or before November 30, 2028 of up to an aggregate amount of $25.0 million of the Company’s issued and outstanding shares of common stock. There have been no repurchases in the nine months ended September 30, 2025.

Contractual Obligations

As of September 30, 2025, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in millions)	Total	1 year	1-2 years	3-5 years	5 years
Operating activities
Interest on long term debt	$182.2	$36.6	$36.4	$109.2	$-
Purchase of machines	1.3	1.3	-	-	-
Financing activities

Senior bank debt - principal repayment	363.5	-	-	363.5	-
Finance lease payments	21.2	4.9	5.4	10.9	-
Operating lease payments	16.1	5.4	3.1	4.6	3.0
Interest on non-utilisation fees	1.3	0.3	0.3	0.7	-
Total	$585.6	$48.5	$45.2	$488.9	$3.0

Off-Balance Sheet Arrangements

As of September 30, 2025, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the SEC.

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

A description of our critical accounting estimates was provided in item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no changes in the determination of these estimates during the first nine months of 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risks are our exposure to changes in foreign currency exchange rates.

Interest Rate Risk

Following the Company’s refinancing of its debt in June 2025, the external borrowings of £270.0 million ($363.5 million) are provided at a rate per annum equal to SONIA plus a margin (based on the Company’s consolidated senior secured net leverage ratio) ranging from 5.50% to 6.00% per annum fixed rate. Therefore, movements in rates such as SONIA will impact on the current borrowings with increases in SONIA leading to a higher interest charge.

As at September 30, 2025, we had £270.0 million ($363.5 million) of senior note debt subject to a floating rate interest charge that can vary with the SONIA rate. If the floating interest rates increased by 1%, the additional interest charge would have been approximately $1.1 million for the nine months ended September 30, 2025. If the floating interest rates increased by 5%, the additional interest charge would have been approximately $5.6 million for the nine months ended September 30, 2025.

Up until the refinancing of the debt in June 2025, the previous external borrowings were provided at a fixed rate. Therefore, movements in rates such as SONIA did not impact on the borrowings and the only fluctuation that was reported was solely caused by movements in the exchange rates between the Company’s functional currency and its reporting currency.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. To estimate our foreign currency exchange rate risk, we identify material Euro and US Dollar trading and balance sheet amounts and recalculate the result using a 10% movement in the GBP:US Dollar exchange rate. For the trading figures the 10% movement is based on the average exchange rate throughout the reported period and for the balance sheet figures the 10% movement is based on the exchange rate used at September 30, 2025.

Excluding intercompany balances, our Euro functional currency net assets total approximately $36.7 million, and our US Dollar functional currency net assets total approximately $12.4 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of September 30, 2025, would result in favorable translation adjustments of approximately $3.1 million and $1.2 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained gains from Euro based entities earned in Euros and retained losses from USD based entities earned in US Dollars in the nine months ended September 30, 2025, were €11.2 million and $8.7 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of September 30, 2025, would result in translation adjustments of approximately $1.1 million favorable and $0.8 million unfavorable, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operations results favorably by approximately $1.3 million and would result in unfavorable translation adjustments of approximately $6.0 million, recorded in other comprehensive loss.

For further information regarding the new external borrowings, see Note 8 to the Consolidated Financial Statements, “Long Term and Other Debt”.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025, due to the material weaknesses described in Item 9A of the Company’s 2024 Form 10-K.

Management made significant progress towards remediation in 2025 and anticipates continued progress. This included the development and enhancement of processes and controls in all business cycles under SOX 404 and IT General Controls along with continued documentation of key U.S. GAAP accounting policy updates and automation and streamlining of processes in critical accounting areas.  Management also increased staffing levels in both the Finance and IT departments to strengthen our internal controls and support ongoing process improvements.

Management has been implementing, and continues to implement, measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) Ongoing training and education provided to control owners concerning the principles and requirements of each control; (ii) Developing and maintaining a robust Risk & Control Matrix alongside detailed process flows and process narratives reviewed and updated periodically for each reporting cycle; (iii) Implementing standardized control templates to ensure all control attributes are met each time a control operates; (iv) A new Governance Risk and Compliance tool to manage SOX compliance is being launched in Q4 2025; (v) Enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors; (vi) implementation of automated revenue billing systems and further system and reporting improvements across multiple cycles.

Based on preliminary testing, management is confident that the Material Weaknesses are substantially remediated. The weaknesses will not be considered fully remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management has continued to make significant progress in implementing the remediation plan for the material weakness identified as of December 31, 2024. While remediation efforts are ongoing, management anticipates that the related systems and controls could be remediated by year-end 2025, subject to successful completion of further testing and the evaluation of their operating effectiveness. However, there can be no assurance management will be successful in its efforts or in achieving full remediation within the anticipated timeframe, given the extent of the efforts that remain.

Notwithstanding the prior year identified material weaknesses and the ongoing development and remediation in 2025 and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025, management believes that the interim consolidated financial statements and footnote disclosures included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, cash flows and disclosures as of and for the periods presented in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the control changes to remediate previously identified material weaknesses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of our officers or directors, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

INSPIRED ENTERTAINMENT, INC.

Date: November 5, 2025		/s/ A. Lorne Weil
	Name:	A. Lorne Weil
	Title:	Executive Chairman
(Principal Executive Officer)

Date: November 5, 2025		/s/ James Richardson
	Name:	James Richardson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

