Form 10-K
period 2025-12-31
Inspired Entertainment, Inc.
filed 2026-03-10
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock, other than shares held by persons who may be deemed to be affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $181.0 million. For the purpose of this disclosure, executive officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant.

As of March 5, 2026, there were 27,059,573 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the registrant’s 2026 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025. If such proxy statement is not filed on or before such date, the information called for by Part III will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

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

Our forward-looking statements reflect our current expectations about our future results, performance, liquidity, financial condition, prospects and opportunities, and are based upon information currently available to us, our interpretation of what we believe to be significant factors affecting our business and many assumptions regarding future events. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, our forward-looking statements. This could occur as a result of various risks and uncertainties, including the following:

●	government regulation and taxation of our industries;

●	our ability to compete effectively in our industries;

●	the effect of evolving technologies on our business;

●	our ability to renew long-term contracts and retain customers, and secure new contracts and customers;

●	our ability to maintain relationships with suppliers;

●	our ability to protect our intellectual property;

●	our ability to protect our business against cybersecurity threats;

●	our ability to successfully grow by acquisition as well as organically;

●	fluctuations due to seasonality;

●	our ability to attract and retain key members of our management team;

●	our need for working capital;

●	our ability to secure capital for growth and expansion;

●	changing consumer, technology and other trends in our industries;

●	our ability to successfully operate across multiple jurisdictions and markets around the world;

●	changes in local, regional and global economic, regulatory and political conditions; and

●	other factors described in the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”).

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

ii

PART I

ITEM 1. BUSINESS.

Overview

Inspired Entertainment, Inc. (the “Company”, “Inspired”, “we” or “us”) is a global gaming technology company, supplying content, platform and other products and services to licensed online and land-based lottery, betting and gaming operators worldwide through a broad range of distribution channels, on a business-to-business basis. We provide end-to-end digital gaming solutions (i) on our own proprietary and secure network, which accommodates a wide range of devices, including land-based gaming machine terminals, mobile devices and online computer applications and (ii) through third party networks. Our content and other products can be found through the consumer-facing portals of our customers operating digital channels, on aggregator platforms, and in licensed betting offices, adult gaming centers, pubs, bingo halls and motorway service areas for our customers operating land-based venues.

Our customer base includes licensed lotteries, sports bookmakers, operators of gaming and bingo halls, casinos, online operators, adult gaming centers, pubs and motorway service areas. Some of our key customers include William Hill, SNAI, Sisal, Betfred, Paddy Power, Betfair, Jenningsbet, Corbett Bookmakers, Genting, bet365, Sky Bet, the Greek Organisation of Football Prognostics S.A. (OPAP.), Entain, DraftKings, FanDuel, the Pennsylvania Lottery, the Alberta Gaming, Liquor and Cannabis (“AGLC”), the Western Canada Lottery Corporation (“WCLC”), Moto, Welcome Break, Buzz Bingo, Mecca Bingo, JD Wetherspoon, Merkur Slots and Luxury Leisure. Geographically, 69% of our revenue for the year ended December 31, 2025 was generated from our United Kingdom (“UK”) operations, with the remainder generated from Greece, North America and the rest of the world. Our products are designed to operate within applicable gaming, virtual sports and lottery regulations.

We conduct business across different jurisdictions, of which the UK, Italy and Greece have historically contributed the most significant recurring revenue. Since 2021, we have begun to conduct a meaningful amount of business in regulated North American markets and states. We are licensed or certified (as applicable) by the Gambling Commission in the UK, (the “UK Gambling Commission”), the Hellenic Gaming Commission in Greece, and registered with L’Agenzia delle Dogane e dei Monopoli (“ADM”) in Italy. We are licensed by regulators in other jurisdictions such as the Malta Gaming Authority (Malta), the Licensing Authority of Gibraltar (Gibraltar), the Alderney Gambling Control Commission (Channel Islands), the Belgian Kansspel Commissie (Belgium), Oficiul National pentru Jocuri de Noroc (Romania), Spelinspektionen, the Swedish Gaming Authority (Sweden), Ministerio de Comercio Exterior y Turismo (MINCETUR) in Peru, and we hold licenses with the U.S. states of Connecticut, Illinois, Michigan, Delaware, New Jersey, Oregon, Pennsylvania, and West Virginia, and the Canadian provinces of Alberta, Nova Scotia, Manitoba, Quebec, Ontario and Saskatchewan.

We are headquartered in the U.S., with principal operating facilities located in the UK and India. As of December 31, 2025, we had approximately 1,020 employees, approximately 920 of whom were full-time. We generated total revenue of $304.1 million and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of $111.4 million for the year ended December 31, 2025.

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol INSE. The Company had an equity market capitalization of approximately $251.5 million as of December 31, 2025 (based upon a closing stock price of $9.36 on December 31, 2025).

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

Gaming Segment

Our Gaming segment supplies gaming terminals, gaming software and/or games content for terminals located in Licensed Betting Offices (“LBOs”), casinos, gaming halls and adult gaming centers (“AGCs”). We either supply products that utilize our Server Based Gaming (“SBG”) technology to supply gaming content to our customers’ global land-based gaming venues, available on approximately 38,000 terminals, or we may deploy our games or game assets on terminals which are purchased from us outright, or licensed for use on third-party platforms.

Our games or game assets are currently deployed on approximately 50,000 terminals.

Because our SBG products are fully digital, they interact with a central server and are provided on a “distributed” basis, which allows us to access a wide geographic footprint through remote networks.

Our SBG game portfolio includes a broad selection of popular omni-channel slots titles including Gold Cash Free Spins™, Golden Winner™, Cops n Robbers Big Money and the Cash Bank family of games which include Big Piggy Bank™ and Wolf it Up!, offering a premium player experience across multiple platforms. These games offer users a wide range of volatilities, return-to-player and other special features. We also offer a range of more traditional casino games through our SBG network, such as roulette, blackjack and numbers games.

We distribute games to devices through different game management systems (“GMS”), each tailored to a specific operator or sector. Our CORE™ GMS is designed for distributed street-gaming sectors and uses Inspired cabinets in combination with gaming content from Inspired, as well as a wide portfolio of content from independent game developers. CORE-CONNECT is our American Gaming Association G2S standard-based video lottery terminal (“VLT”) GMS, currently deployed in the Greek VLT sector and North America. Our SBG products comply with all requirements in the UK (B2/B3), Italy (6B), Greece (G2S) and various locations in North America such as Illinois (G2S), Alberta (AGLC), and Western Canada (WCLC).

Our SBG terminals in the UK account for a material portion of all SBG terminal placements, and we offer over 100 games for play across this portfolio. We are also a material supplier to customers in Greece and Italy. Over the past few years, we have grown our business in North America where we have sold products in Illinois, the Western Canada Lottery Corporation (“WCLC”) and the Alberta Gaming Liquor & Cannabis Commission (“AGLC”). We offer SBG terminals such as Vantage ®, Flex4k curved screen, Valor™, Prismatic™, Valiant ™, and Velos, our ETG product, each offering a different size or configuration terminal, including certain graphics, technology, and features.

As of December 31, 2025, we had a total installed base of approximately 35,000 gaming terminals, which were operated under participation-based or fixed rental-based contracts. We generate revenue typically by participating in the gross revenue generated from each machine, and therefore, both we and our customers benefit from the introduction of new game content, which can drive growth.

Additionally, we earn revenue through the sale of terminal units. During 2025, we sold approximately 5,500 units, an increase over the previous year of approximately 2,300 units. This increase arose due to an opportunity that we do not expect to be recurring in nature. Of the 2025 overall sales value, 88% was attributed to the UK, and 12% was attributed to sales from North America. With our participation-driven business model, approximately 87% of service revenue for our Gaming segment was recurring in nature in 2025 and derived under long-term contracts.

For the year ended December 31, 2025, our Gaming segment generated revenue and Adjusted EBITDA of $112.3 million and $55.0 million, respectively, as compared to the year ended December 31, 2024, during which we generated $110.6 million and $45.3 million in revenue and Adjusted EBITDA, respectively.

Virtual Sports Segment

Our Virtual Sports business designs, develops, markets and distributes products that create an always-on sports wagering experience in betting shops and other locations and online. Our Virtual Sports product comprises a complex software and networking package that provides fixed-odds wagering on ultra-high definition, computer-rendered simulations of sporting events such as soccer, football or basketball. This product enables players to place bets on simulated sporting events, without being bound to live event schedules. We have developed this technology using advanced motion capture techniques and a TV and film graphics team to create highly realistic simulations.

We believe we are among the most innovative suppliers of Virtual Sports gaming products worldwide. Our diverse portfolio of sports and numbers-based games is available in approximately 25,000 retail venues and through multiple online platforms. We have operations across over 25 gaming jurisdictions worldwide, including the UK, Italy, Greece, Brazil, Turkey, Morocco, and the U.S and have most recently launched in the state of Virginia.

Our Virtual Sports portfolio includes titles such as V-Play Soccer™, V-Play Women’s Soccer™, V-Play Football™, V-Play Basketball™, and V-Play Baseball™, along with greyhound racing, horse racing, tennis, motor racing, cycling, cricket, speedway, golf and darts. Furthermore, we have licensing agreements for the use of sports brands, and associated marks or trade-dress archival footage, or a combination of the foregoing, including a partnership with the National Basketball Association (“NBA”), and the National Hockey League (“NHL”), and, pursuant to our licensing arrangements with Aristocrat Gaming, the National Football League (“NFL”). During 2025, we continued to enhance our core Virtual Sports offerings, including V-Play Soccer, through ongoing technology and gameplay improvements such as Soccer 3.6, which is designed to improve visual quality, realism and player engagement. In addition to these traditional sports simulations, we are diversifying our Virtual Sports offering through the development of new product formats, including Fortune Flyer, an upcoming virtual racing-style game, as part of our efforts to broaden the appeal and long-term evolution of the portfolio.

Our customers include some of the largest operators in lottery, gaming and sports betting globally. We are contracted to supply Virtual Sports to mobile and online operators across key regulated markets, including the United Kingdom, Ireland, Italy, Greece and Poland; the U.S. states of Nevada, Pennsylvania, New Jersey, West Virginia and the District of Columbia; Gibraltar and other regulated markets in Europe. We also supply customers based in Ontario, Turkey and Morocco. Our technology is adaptable to sports betting, lottery, and gaming environments, making it accessible to a wide range of customers in both public and private sectors.

Our Virtual Sports events are available to millions of customers worldwide, through retail, online and mobile platforms, many of which are available 24/7. We offer multiple hosting solutions tailored to customer needs, including our proprietary Virtual Plug and Play (“VPP”) turnkey solution for online and mobile platforms, and are available on certain aggregator platforms such as Altenar, Kambi, and others. Additionally, our cloud-based XML sportsbook integration enables fully hosted and managed Virtual Sports solutions for customers seeking seamless product delivery.

Virtual Sports products are predominantly offered under participation-based commercial arrangements, whereby Inspired receives a share of gaming revenue generated by the content, together with upfront software licensing fees, integration fees, hosting fees or a combination thereof. As a result of this recurring revenue model, approximately 94% of Virtual Sports segment revenue is generated under long to medium-term contracts, with a typical contract duration of three years.

For the year ended December 31, 2025, the Virtual Sports segment generated revenue of $36.6 million and Adjusted EBITDA of $26.8 million, compared to revenue of $45.4 million and Adjusted EBITDA of $36.1 million for the year ended December 31, 2024. The year-on-year performance reflects, among other things, regulatory and tax developments in Brazil. Inspired continues to progress initiatives to diversify the Virtual Sports customer base, expand market reach and broaden delivery channels, notably through partnerships with Altenar, Kambi, and other platforms.

Interactive Segment

Our Interactive segment develops and distributes interactive-only content, in the form of games hosted on remote gaming servers. This enables online gaming operators to offer Inspired’s content across online and mobile platforms worldwide.

The Interactive portfolio comprises a broad range of random number generated casino content, including feature-rich bonus games, European-style casino games, free spins and table games, incorporating well-known first and third-party brands. Notable titles include a range of Cops n’Robbers, Gold Cash, and the Cash bank games Wolf it Up! and Big Piggy Bank. Further to this a key success story is that of Golden Winner Grand Chance that has gone on to win “Slot Game of the Year” at the 2026 European iGaming Awards. Inspired continues to release multiple new titles each month, which can be seamlessly deployed across the full estate of operators and aggregators through our Virgo Remote Gaming System (“Virgo RGS™”). During 2025, our games were available on over 500 websites across regulated European and North American jurisdictions, including New Jersey, Michigan, Pennsylvania, Connecticut, Alberta, West Virginia, Ontario and Quebec, as well as additional growth markets.

Virgo RGS™ is integrated with a wide range of leading online gaming operators, including Flutter, Entain, bet365, Evoke, Gamesys, Kaizen, and Betfred. In North America, Inspired’s Interactive content is live with major operators including BetMGM, DraftKings Group, Caesars, FanDuel, Rush Street Interactive, and Loto Québec.

Our Interactive segment includes Hybrid Dealer, a unique iGaming format that merges high-definition pre-recorded live dealer footage with RNG-based outcomes. This innovative format creates a rich, immersive environment that’s fully brandable, always on, and free from the complexities and expenses of live studio operations. During 2025, we continued to support the rollout of Hybrid Dealer gameshows and table games with select operators, and we believe it enhances our ability to offer differentiated content across regulated markets.

Interactive products are predominantly offered under participation-based commercial arrangements, whereby Inspired typically receives a percentage of the net gaming revenue generated by its content. For the year ended December 31, 2025, the Interactive segment generated revenue of $58.6 million and Adjusted EBITDA of $40.6 million, compared to revenue of $39.3 million and Adjusted EBITDA of $25.6 million for the year ended December 31, 2024.

Adjusted EBITDA margins within the Interactive segment remain strong, reflecting the low incremental cost base associated with deploying additional content across an established operator network. However, margin expansion continues to be influenced by regulatory and tax developments in certain jurisdictions. This includes regulatory measures in markets such as the United Kingdom in the form of mandatory levies on gross gambling yield (“GGY”), with pressure expected to continue as the UK government has enacted legislation to introduce a new Remote Betting and Gaming Duty of 40% from April 2026, increasing from the current rate of 21%.

Leisure Segment

We remain a supplier of gaming terminals and amusement machines to the Leisure and Hospitality sectors but, following the sale of our holiday parks and certain associated leisure assets to Genda, Inc, a Tokyo-listed entity, are no longer servicing the holiday parks sector. We have transitioned a number of pub customers to a new operating model using a less capital-intensive approach, and one in which we refocus on content and machine supply, moving away from servicing and collections activities. As of December 31, 2025, we supplied and operated over 5,800 gaming terminals located in pubs, bingo halls, and adult gaming centers. We also service approximately 2,800 gaming terminals under maintenance only contracts. The increasing majority of gaming terminals we operate are server based, allowing us to distribute content supplied by our “in house” design studios as well as some of the most popular content titles from our strategic partners.

Our main customer in this segment includes the large pub operator JD Wetherspoons. In the Bingo sector, we supply gaming terminals and services to Buzz Bingo and Mecca Bingo. We supply gaming terminals and services to motorway service providers, Moto and Welcome Break. We no longer serve airports or operate any of our own adult gaming centers.

Overall, our Leisure segment had, as of December 31, 2025, an installed base of approximately 5,500 terminals, which were operated primarily under participation-based contracts. We generate revenue by participating, typically as a function of gross revenue from each machine, in a percentage of volumes generated by these machines. Because we participate in our customers’ revenue under such contracts, we are aligned with our customers in benefiting from the introduction of our new content, which can drive growth in the win per unit per day of our installed base. Additionally, we earn revenue through the sale of units, as well as a fixed daily fee for certain of our installed units. With our participation-driven business model, approximately 97% of revenue for our Leisure segment is recurring in nature and derived under long-term contracts. We installed over six hundred Vantage Cat C cabinets to our Pubs estate during the year and we have successfully renewed or extended contracts with Moto Hospitality, Buzz Bingo and Mecca Bingo.

For the year ended December 31, 2025, our Leisure segment generated revenue and Adjusted EBITDA of $96.6 million and $21.2 million respectively, as compared to the year ended December 31, 2024, during which we generated revenue and Adjusted EBITDA of $101.8 million and $23.3 million, respectively.

Our Strengths

We believe key factors that give us an advantage in the gaming technology space include:

Established presence across multiple Product Verticals

We have a substantial installed base, including over 32,000 digital terminals in the Gaming segment located across key jurisdictions in the UK, Greece and Italy, with approximately 12,800 terminals installed in UK Licensed Betting Offices and approximately 9,100 terminals installed in Greek venues. In our Leisure segment, we supply and operate an installed base of approximately 5,500 gaming terminals (including approximately 2,800 gaming terminals under maintenance only contracts) to pubs, bingo halls and adult gaming centers. We have content and products in our Virtual Sports segment, which offers a wide range of sports and numbers games through approximately 25,000 retail venues as well as through various online channels. Our Virtual Sports gaming products are available in a number of jurisdictions worldwide, including the UK, Italy, Greece, Morocco, Turkey and the U.S., our customers being many of the largest operators of lottery, gaming, and betting operations worldwide. Additionally, our Interactive segment provides a wide range of iGaming content to large operators primarily marketing to customers located in the UK, Italy, Greece and North America, as well as several other regulated countries across Europe through over approximately 500 websites.

Highly Diversified Business Underpinned by Longstanding Customer Relationships

We operate in several business segments and geographic locations that provide a diversified revenue and cash flow stream that has proven to be resilient under various economic environments. While our Gaming segment has represented the largest proportion of our revenue in each of the last three years, our Interactive segment represents substantial growth opportunity together with our virtual sports in Latin America. Additionally, we continue to expand in high growth markets, such as North America, which are expected to drive further geographic diversification across business segments. We have over 700 customers, including major lottery, sports betting and gaming operators (both interactive and location-based) within regulated sectors worldwide, which we supply either directly or via aggregator platforms. Many of our customer relationships in the UK and Europe are long-standing and in excess of 10 years. We expect that our diverse customer base will afford us opportunities to sell incremental products to certain of these customers in the future.

Substantial Recurring Revenue Supported by Long-Term Participation-Based Contracts

We believe our robust recurring revenue business model will drive our performance and free cash flow generation. For the year ended December 31, 2025, our recurring revenue, which included revenue generated from participation-based contracts and licensing arrangements, represented approximately 92% of total revenue, as compared to approximately 86% of total revenue for the year ended December 31, 2024. Our content and products, which are provided primarily pursuant to long-term contracts, are essential to generating revenue for our customers and satisfying the demand of our end users. Our long-term contracts typically have an initial duration of three to five years depending on the business segment and the customer and, over the last three years, we have successfully renewed the significant majority of expiring contracts with key customers in our Gaming, Virtual Sports and Interactive segments.

Proprietary Technology and Track-Record of Strong Content Development

We are dedicated to being at the forefront of our industry in terms of technology and innovation. We combine complementary expertise in technology and operations, positioning us as a provider of superior content and technical solutions. As of December 31, 2025, we held approximately 25 patents or pending patent applications and approximately 390 trademarks worldwide. We focus our product development efforts on emerging content and technology trends, utilizing a combination of customer research, design experience and engineering excellence. We are committed to developing innovative products for our customers and are focused on improving player entertainment and customer profitability.

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

Our Interactive business has expanded rapidly, with revenue growing at an approximate compound annual growth rate of 53% on a functional currency at constant rate basis between 2019 and 2024. We believe this growth has been driven, in part, by our content library of over 340 games. Many of our recent game launches, including Gold Cash Free Spins™, Golden Winner™, Cops n Robbers Big Money and the Cash Bank family of games which include Big Piggy Bank™ and Wolf it Up!, have been omni-channel, offering a premium player experience across multiple platforms – though, unlike our older games, they originated online and, once proved successful, were migrated to retail platforms.

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

Our multi-channel offerings are well-positioned to benefit from the prevalence of smart phones and tablets and the legalization of online gaming in certain parts of the United States, Canada, Brazil, LATAM more generally, South Africa and other jurisdictions. Such jurisdictions have provided new growth opportunities for gaming, interactive, sports and lottery operators through the introduction of new channels and portals for delivering games and content to customers. This supplements the existing broad-based online gambling market across Europe. Our multi-channel solutions and customer relationship management capabilities position us to take advantage of new opportunities to extend our gaming solutions across different channels for our customers to reach new players, expand the player demographic base and access players wherever they are whenever they want to play. Our technology extends engagement for existing players and has the capability to reach new player segments. This and other technology help position us for future online real-money gaming opportunities by offering play-for-fun online gaming options in jurisdictions where online real-money gaming may be legalized in the future.

Government initiatives, such as the legalization of casino operations in new jurisdictions, increases in the number of casinos allowed to operate in a given jurisdiction and the legalization of new products, have helped stimulate growth in the gaming market. In the United States, legislative change has led to a slow increase in the legalization of sports betting or online gaming even as several states move towards banning or clarifying their legal position as it pertains to sweepstakes, regulating prediction markets, and Maine recently became the eighth U.S. state to legalize online casino gaming.

Experienced Management Team

Our seasoned management team is led by our Executive Chairman, Lorne Weil, who is known as a gaming industry innovator and whose past leadership includes growing a diversified global gaming technology company both organically and through extensive acquisitions and joint ventures further bolstering the business. In addition to Mr. Weil, who is also our principal executive officer, our management team includes Brooks H. Pierce, our President and Chief Executive Officer; James Richardson, our Executive Vice President and Chief Financial Officer; and Simona Camilleri, our Executive Vice President and General Counsel. Our management team has broad and deep experience in the gaming industry, working with lotteries, casino operators, betting and gaming platforms, content suppliers and online operators. The members of the management team between them have decades of experience in the gaming industry, including relationships with suppliers and customers around the world, helping them build and sustain revenue growth and achieve strategic objectives. The finance team is further supported by Craig Wilson as Vice President of Finance and Accounting, who has requisite experience to support in US GAAP.

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

Over recent years, a significant portion of our annual revenue has been recurring in nature and generated pursuant to long-term customer contracts. Under these arrangements, our revenue generally increases in line with the growth of our customers’ gaming revenue derived from our content and products. We work closely with our customers to support the optimization of their operations and to help drive growth in revenue generated from our offerings, which in turn benefits our business.

To support this strategy, we continue to invest in the development of new content and technology solutions designed to enhance and refresh our customers’ offerings by providing players with new forms of entertainment. As our content achieves demonstrated commercial success, we seek to deploy such content across a broader customer base that recognizes its value and performance. We believe that continued investment in content development is a critical component of our long-term growth strategy, and we intend to maintain this focus across each of the business segments in which we operate.

Add new customers, or extend our collaboration with existing customers, by expanding into new markets.

We believe that our historical growth has been driven by expansion into new geographic markets, supplemented by increased market penetration within existing jurisdictions. Our strategy continues to focus on select North and South American markets across our Gaming, Virtual Sports, Lottery and Interactive segments, where we believe opportunities for expansion may exist, subject to applicable regulatory frameworks and market conditions.

We believe that North America represents an attractive gaming market in which we currently have more limited participation and a comparatively lower market share. While competition in this region is significant and regulatory requirements vary by jurisdiction, we believe our products and content offerings are well positioned and offer opportunities for growth.

We continue to pursue opportunities in Brazil consistent with our broader strategy, including the deployment of further localized content offerings. Our ability to expand in Brazil remains subject to ongoing regulatory developments, competitive taxation levels, supplier and other licensing requirements and commercial execution.

We also believe that additional growth opportunities may arise in other Latin American jurisdictions over time as regulatory frameworks continue to evolve. However, the timing, scope and commercial impact of any such opportunities remain uncertain and dependent on regulatory authorization, market acceptance and competitive dynamics.

Pursue targeted mergers and acquisitions to expand our product portfolio and distribution footprint.

In addition to growing our business organically, we have pursued, and continue to pursue, merger and acquisition opportunities that we believe will help strengthen and scale our operations and take further advantage of our competitive position as a distributor of content and digital services. Our management team shares a combination of operating, investing, financial and transactional experience that we believe will serve the Company well as it seeks to identify opportunities for value-adding acquisitions to negotiate and close on potential acquisition transactions.

Industry Overview

We operate within the global gaming and lottery industry. Global gaming and lottery growth has been resilient in the face of economic cycles over the last decade. According to the H2 Database, the global gaming and lottery industry has grown at an estimated 5% compounded annual growth rate from 2015 to 2025.

During this period, the digital online and mobile gaming and lottery sectors have grown at a faster pace than the industry as a whole. According to the H2 Database, these industry sectors have grown at an estimated 17% compounded annual growth rate from 2015 to 2025, driven by rapid growth in the deployment of digital games and technologies, including many of our products, into land-based venues in the primary sectors in which we operate, where regulators have supported the transition to digital, online and retail channels. According to the H2 Database, the total global gaming and lottery industry is projected to grow an average of 6% per year from 2025 to 2030 driven by the projected growth in mobile and online gaming.

As a gaming and lottery business-to-business supplier focused on digital products and technologies, we believe we are well positioned to benefit from the broader global digital and mobile trends further described below.

Influencers of Digital Adoption

We believe the digital segment of the global gaming and lottery industry will continue to grow, including as a result of the following factors:

Governments: Opening of new gaming territories. Many national, state and local governments in developed economies across Europe, Latin America and North America continue to face structural budgetary pressures, driven by elevated public-sector debt, rising social and healthcare expenditures, inflationary cost pressures and, in some cases, slower economic growth. At the same time, regulators in a number of jurisdictions are increasingly focused on addressing the growth of unregulated or illegal gaming activity, including offerings provided through offshore or remote channels.

As a result, the regulation and taxation of gaming and lottery activities are, in certain jurisdictions, viewed as potential mechanisms to generate incremental public revenue while increasing consumer protection and regulatory oversight. Regulatory responses vary by jurisdiction. In some cases, liberalization efforts may support the development or expansion of large, destination-based casino resorts. In other jurisdictions, regulatory frameworks may emphasize smaller, distributed gaming (“EDGE”) venues that combine lottery, gaming and sports betting with regulated remote or digital gaming offerings.

The scope, timing and structure of any such regulatory developments remain subject to political, economic and social considerations, and there can be no assurance that regulatory changes, if adopted, will result in material market expansion or favorable commercial outcomes for industry participants.

Digital Multi-Channel Offerings: Replacement of legacy analog machines with larger volume of smart digital devices, both interactive and location based. As certain gaming markets mature, governments and regulatory authorities in a number of jurisdictions have adopted, or are considering adopting, regulatory frameworks that support or require modernization of existing terminal bases, including enhanced connectivity, data reporting, security and responsible gaming features. These regulatory initiatives are often intended to improve regulatory oversight, operational efficiency, player protection and tax collection, and may facilitate integration between land-based and remote gaming channels. However, the timing, scope and commercial impact of such modernization efforts vary significantly by jurisdiction and remain subject to regulatory approvals, funding constraints, technical standards and market conditions.

Smartphones and Mobile Devices: Rapid adoption of gaming and lottery applications on growing volume focus on smaller distributed gaming (“EDGE”) venues with lottery, gaming and sports betting, combined with online or mobile gaming and betting.

In certain sectors, mobile play on sports betting and gaming now exceeds such play on personal computers. According to the H2 Database, mobile gaming revenue in such sectors exhibited a 23.0% compounded annual growth rate between 2015 and 2025. Mobile gaming and lottery are now expanding in other sectors, and mobile play has recently been approved in other sectors for gaming or lottery.

We believe digitally networked gaming and lottery technologies may provide operational efficiencies for our customers by enabling centralized and remote management of certain functions with limited disruption to existing operations. Digital platforms can increase flexibility in deploying and modifying game offerings, support targeted and seasonal content strategies, and allow new games to be introduced more efficiently than on legacy terminals.

In addition, digital operations may support a greater number of games per terminal, facilitate testing of new content and suppliers through open interfaces, and reduce on-site maintenance requirements, which may improve terminal uptime and extend useful lives. The realization of these benefits depends on regulatory approvals, customer adoption, technical implementation and operating conditions.

Regulatory Framework

We conduct business in a number of different jurisdictions, of which the UK, Italy and Greece have historically contributed the most significant recurring revenue. The gaming regulator responsible for our activities in the UK is the Gambling Commission. In Italy, the operation of gaming machines and remote gaming is regulated by L’Agenzia delle dogane e dei Monopoli (“ADM”). In Greece, the operation of gaming machines and remote gaming is regulated by the Hellenic Gaming Commission. In addition, we are licensed or certified (as applicable) in a number of other jurisdictions by regulators such as the Malta Gaming Authority, His Majesty’s Government of Gibraltar, the Alderney Gambling Control Commission, the Belgian Kansspel Commissie, Romania – Oficiul National pentru Jocuri de Noroc, Autorité Des Marchés Financiers (Quebec), Nova Scotia Alcohol, Gaming, Fuel and Tomabbo Division, Saskatchewan Liquor and Gaming Authority, Alcohol and Gaming Commission (Ontario), Ministerio de Comercio Exterior y Turismo (MINCETEUR) in Peru and state regulators in various jurisdictions in the United States such as New Jersey, Pennsylvania, Michigan, Illinois and others.

United Kingdom

In the British sector, we supply and distribute Category B3 gaming machines (with maximum betting stakes for players of £2), Category C gaming machines, Category D gaming machines and Electronic Table Games (“ETG”) machines to third parties who are licensed to operate such machines in bricks-and-mortar premises. We also supply virtual sports software to local retail venues and virtual sports and interactive content to online operators who are licensed to target the British sector. The provision of our products and services in relation to the British sector is authorized by a multi-category operating license issued by the UK Gambling Commission, namely remote and non-remote Gaming Machine Technical (Full) operating licenses, a remote casino operating license, a remote and non-remote gambling software license and a remote general betting standard (virtual events) license.

British Betting and Gaming Laws and Regulations. The Gambling Act 2005 (the “GA05”) is the principal legislation in the UK governing gambling (other than in relation to the National Lottery, which is governed by separate legislation). The GA05 applies to both land-based gambling (referred to as “non-remote” gambling) and online and mobile gambling (referred to as “remote” gambling).

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

In relation to remote gambling, the GA05 (as amended by the Gambling (Licensing and Advertising) Act 2014 provides that it is an offense to “provide facilities” for remote gambling either (a) using “remote gambling equipment” situated in the UK, or (b) which are used by players situated in the UK, in each case without a remote gambling operating license. It is also an offense to manufacture, supply, install or adapt gambling software in the UK without an appropriate gambling software license.

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

The holder of a British gambling operating license is subject to a variety of ongoing regulatory requirements, including, but not limited to, the following:

●	Shareholder disclosure: An entity holding a gambling license must notify the Gambling Commission of the identity of any shareholder holding 3% or more (increased to 5% or more with effect as of 19 March 2026) of the equity or voting rights in the entity (whether held or controlled either directly or indirectly).

●	Change of corporate control: Whenever a new person becomes a “controller” (as defined in section 422 of the Financial Services and Markets Act 2000) of a company limited by shares that holds a gambling operating license, the licensed entity must apply to the Gambling Commission for permission to continue to rely on its operating license in light of the new controller. A new controller includes any person who holds or controls (directly or indirectly, including ultimate beneficial owners who hold their interest through a chain of ownership) 10% or more of the equity or voting rights in the licensed entity (or who is otherwise able to exercise “significant influence” over it). The Gambling Commission must be supplied with specified information regarding the new controller (which, in the case of an individual, includes detailed personal disclosure) and this information will be reviewed by the Gambling Commission to assess the suitability of the new controller to be associated with a licensed entity. If the Gambling Commission concludes that it would not have issued the operating license to the licensed entity had the new controller been a controller when the application for the operating license was made, the Gambling Commission is required to revoke the operating license. It is possible to apply for approval in advance from the Gambling Commission prior to becoming a new controller of a licensed entity.

●	Compliance with the License Conditions and Codes of Practice (LCCP): The LCCP is a suite of license conditions and code provisions which attach to operating licenses issued by the Gambling Commission. The provision of gambling facilities in breach of a license condition is an offense under the GA05. Certain specified “Social Responsibility” code provisions are accorded the same weight as license conditions in this regard (whereas breach of an “ordinary” code provision is not an offense in itself, but may be evidence of unsuitability to continue to hold a gambling license). The LCCP imposes numerous operational requirements on licensees, including compliance with the Gambling Commission’s Remote Gambling and Software Technical Standards, the implementation of a variety of social responsibility tools (such as self-exclusion), anti-money laundering measures, age verification of customers and a host of consumer protection measures.

●	Regulatory returns and reporting of key events: The LCCP requires licensees to submit quarterly returns to the Gambling Commission detailing prescribed operational data to ensure licensees are within correct fee categories and also to provide vital information regarding the UK market to enable the UK Gambling Commission to regulate effectively and publish industry statistics. Licensees are also required to notify the Gambling Commission as soon as practicable and in any event within 5 working days of becoming aware of the occurrence of certain specified “key events” which, in summary, are events which could have a significant impact on the nature or structure of the licensee’s business. Licensees are also required to notify suspicion of offenses and suspicious gambling activity.

●	Personal licenses: Key management personnel are required to maintain personal licenses authorizing them to discharge certain responsibilities on behalf of the operator. These personal licenses are subject to renewal every five years. Personal licenses are subject to compliance with certain license conditions.

Italy

We operate three different gaming businesses in Italy. We provide platform and games for video lottery terminals, supply platforms for bets on Virtual Sports events to betting shops and online platforms and provide online casino games to online licensed operators. Our businesses are operated through the Italian branches of certain of our UK subsidiaries. These branches hold police licenses and are enrolled in the ADM Register of Gestori, as further described below. We supply our platform and games and Virtual Sports and online casino products only to operators licensed under Italian gaming laws and regulations.

Our VLT and Virtual Sports platforms as well as the platform through which our online casino games are offered to the public must be connected over the internet to servers operated by the ADM. Information regarding gaming sessions and the amounts wagered and won is provided in real time through the ADM servers, in order to enable the ADM to monitor the operation of machines and games and to verify the amount of taxes due.

Italian Betting and Gaming Laws and Regulations. Operators of betting premises offering VLTs (including the entities managing the networks connecting such VLTs to ADM servers), and operators of betting premises or online platforms offering Virtual Sports as well as online platforms offering online casino products, must hold an Italian gaming license while operators of gaming halls where VLTs are located operate do not need a gaming license. No gaming license is required in order to supply VLTs, Virtual Sports and online casino products to such operators. Such VLT platforms, machines and games, and Virtual Sports and online casino games, must be certified and approved by either SOGEI, an entity controlled by the Italian Ministry of Finance and authorized to conduct such certifications or testing labs accredited with ADM. Such certifications and approvals must be obtained by such operators, rather than the suppliers of such VLT platforms, machines and games, Virtual Sports platforms and games and online casino games.

Suppliers of gaming machines, including VLTs, must hold a police license (as prescribed by artice 86, paragraph 3, of the Italian United Text of Public Security Law provided by the Royal Decree 18 June 1931, No. 773) and be enrolled in a registry prescribed by article 1, paragraph 82 of Law No. 220/2010 and managed by ADM (known as the “ADM Register of Gestori”). If a supplier of gaming machines is not enrolled in the ADM Register of Gestori, any agreement it enters into regarding the supply of gaming machines is null and void. In addition, if the enrollment is not renewed, existing agreements regarding the supply of gaming machines become null and void. Enrollment in the ADM Register of Gestori is subject to, among other things, a review of the suitability of the applicant business entity and its directors. In the event of a change of control of the entity enrolled in the ADM Register of Gestori (but not of such entity’s direct or indirect parent entities), the details of such change must be notified to the ADM and suitability must be reconfirmed.

Suppliers of Virtual Sports products are not required to hold a police license, be enrolled in the Register of Gestori or otherwise be licensed or registered.

Greece

In Greece, we supply VLTs, including the terminal machines themselves, the related online platforms and the games available on the machines, to brick-and-mortar gaming locations operated by OPAP, the country’s sole licensed operator of gaming machines. We supply such VLTs under a certification provided by the Hellenic Gaming Commission, in accordance with the applicable VLT Technical and Operational Regulation (Ministerial Decision 79314/23.07.2020, as amended) and the supplier suitability framework (Ministerial Decision 79305 ΕΞ 2020/27.07.2020, as amended and codified. We also supply Virtual Sports products (regulated as betting products under Law 4002/2011 and the applicable Hellenic Gaming Commission regulatory framework governing retail and online betting) within retail venues operated by OPAP and via self-service betting terminals within OPAP venues and supply interactive games and Virtual Sports to online operators in Greece including Stoiximan, OPAP and Novibet.

Greek Betting and Gaming Laws and Regulations: According to Article 44 par. 2 of Law 4002/2011, as well as according to HGC’s Decision No 225/2/25.10.2016 as well as Ministerial Decision 79314/23.07.2020 (GG B’ 3263/5 August 2020) as amended with Decision 13530 /02.02.2022 (GG B’ 356 03.02.2022) and again with Decision 187634/27.12.2022 (GG B’ 6716/2712.2022) and79305 ΕΞ 2020/27.07.2020 (GG B’ 3262/05.08.2020, as corrected, and as amended & codified by 56580 ΕΞ 2022 (GG B’ 2166/04.05.2022), all suppliers of gaming machines in Greece must be certified by the HGC in order to legally supply, sell, lease, offer or distribute any VLT or virtual game or any other game of chance (i.e. games including wagers or bets and the result of which games depends, even partly, on the influence of luck). Moreover, for Manufacturers which are defined under the aforesaid Decision 79305 ΕΞ 2020/27.07.2020 as “the person or entity which manufactures (indicatively, studies, designs, assembles, produces, programs) and in any way makes available to an Operator and/or Importer any Technical Means and Hardware, and has received a Suitability License by the HGC to this end, as well as the person that holds a license for a Studio”, Decision 79305, provides in Article 9 for Manufacturers Type A1 or Type A2 license, depending on whether the manufacturer provides management services to the Operator and in Article 10 for Importers/Distributors (Type E1 or Type E2 license). Accordingly, manufacturers need to obtain a Suitability License Type A1 or A2, while importers/distributors need to obtain a Suitability License Type E1 or E2.

As regards online gaming, Articles 45 -52 of Law 4002/2011 (GG A’ 180/22.8.2011), which was recently amended by Law 4635/2019 (GG A’ 167/30.10.2019), introduces several new provisions such as the two exclusive types of online licenses for online gaming operators: a) Online Betting License; and b) a license for Other Online Games (it covers online casino games and online poker games and variants thereof). Furthermore, Article 14 of the HGC’s Decision 79835 ΕΞ 2020/24.07.2020 (GG B’ 3265/05.08.2020)as amended by 56604 ΕΞ 2022 (GG B’ 2185/04.05.2022) and 67663 ΕΞ 2022 (GG B’ 2483/20.05.2022) states that all Manufacturers have to submit an application to the HGC, accompanied by the required compliance certificates, for the following elements: i. the Gaming Platform (Betting Platform); ii. the Random Number Generator (RNG) per type/group of Games that the Manufacturer offer to each License Holder; and iii. each individual game or multigame. Lastly, Suitability Licenses for suppliers are also divided into two types: a) Manufacturers Suitability License and b) Importers/Distributors Suitability License (according to articles 9 and 10 of Decision 79305 ΕΞ 2020/27.07.2020 as amended & codified by 56580 ΕΞ 2022 (GG B’ 2166/04.05.2022. Accordingly, manufacturers need to obtain a Suitability License Type A1 or A2 (depending on whether the manufacturer provides management services to the operator or not), while importers/distributors need to obtain a Suitability License Type E1 or E2.

Licensing, Suitability and Key-Persons

Our business remains subject to extensive and evolving licensing, suitability, certification and regulatory approval requirements across the jurisdictions in which we operate or supply technology. These requirements apply not only to the Company and its subsidiaries, but also to certain products and platforms, as well as to directors, officers, key employees, significant shareholders, beneficial owners and other persons deemed by regulators to be “key persons,” “associated persons,” or “controlling persons.”

Gaming regulators in multiple jurisdictions have increased scrutiny of B2B technology suppliers, including enhanced investigations into ownership structures, source of funds, financing arrangements, ultimate beneficial ownership, cross-border corporate structures, and the suitability of investors and lenders. Regulatory authorities have also broadened the interpretation of what constitutes a “change of control” or “material change,” potentially capturing share repurchase programs, refinancings, board changes, internal restructurings, or minority shareholdings that were not previously considered approval-triggering events.

Our ability to operate, expand into new markets, launch new products, complete acquisitions, refinance indebtedness or implement corporate transactions may depend on obtaining, maintaining, renewing or transferring licenses, registrations, certifications or other regulatory clearances. Regulatory authorities retain broad discretion in granting, conditioning, delaying, suspending or revoking approvals and may impose additional operational, compliance, reporting, capital or governance obligations as a condition of licensure.

Failure to obtain or maintain required approvals — whether due to evolving regulatory standards, enhanced suitability reviews, adverse findings relating to key persons or shareholders, delays in approval processes, compliance deficiencies, customer-related regulatory issues, or changes in law or regulatory policy — could result in fines, penalties, license suspension or revocation, limitations on our ability to supply products in certain jurisdictions, contractual terminations, forced divestitures, required changes in management or ownership, or reputational harm.

In addition, regulators may require the removal or replacement of directors, officers, employees, shareholders or financing sources deemed unsuitable, or may prohibit or unwind transactions involving changes in ownership or control. Increased cross-jurisdictional regulatory cooperation and information sharing may heighten the risk that issues arising in one jurisdiction could adversely impact our approvals or operations in others. Any such developments could materially and adversely affect our business, financial condition, results of operations and growth strategy.

In a number of jurisdictions, our stockholders may be required to undergo a suitability investigation similar to that described above. Such jurisdictions require any person who acquires beneficial ownership of more than a certain percentage of our voting securities (typically 5%) to report the acquisition to relevant gaming authorities and may be required to apply for qualification or a finding of suitability. A number of gaming authorities, however, also allow an “institutional investor” to apply for a waiver.

Content Development

We continually invest in new product development in each of our Gaming, Virtual Sports, Interactive and Leisure business segments. Inspired has a full stack game development structure, combining its proprietary technology frameworks together with some of the industry’s: best math, art, creative and production personnel spread across 3 game studios. We release over 100 games variants each year onto our own priority gaming system, Interactive Remote Gaming Server (“RGS”) and to our G2S clients around the world in markets such as North America, UK, Brazil, Greece, Spain, Belgium, Italy, Sweden and more. Whilst many of our game launches are omni-channel, we have a focus on building the right game for the right market and take pride in tweaking modifying the math and themes for the target player. Joining our slot and tables games we have our award-winning Hybrid Dealer product. Featuring innovative table and game show themes, utilizing a mixture of CGI and real dealer footage to bring the player a live like experience. Hybrid Dealer is currently live with tier 1 Interactive customers in the US, UK, Canada and Brazil

In Virtual Sports, we combine graphical assets betting market mathematics, proprietary scheduling and software allowing us to generate virtual sports markets and results for all our B2B customers. In addition, our VPP (Virtuals Plug and Play) product range leverages our award winning Virtuals assets, along with our RGS (remote gaming server) to produce our “Virtuals Sportsbook in a box product”. VPP allows our customers to operate our Virtuals Sports products without their own sportsbook. We account for our development costs as software development costs, and these are typically amortized over a two to four-year period.

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

Customers

Our customer base includes regulated operators of lotteries, licensed sports bookmakers, operators of licensed betting offices, gaming and bingo halls, casinos, pubs, adult gaming centers and regulated online operators. We typically implement design and content variations to customize their terminals and player experiences. Our license agreements with customers for the provision of machines, content and Virtual Sports products include provisions to protect our intellectual property rights in our games and other content.

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

Under some contracts, we receive an upfront fee for the provision of the terminals, we may supply them on a finance lease basis and we may also generate revenue as a percentage of income generated on terminals. With our participation-driven business model, approximately 94% of service revenue for our Gaming segment is recurring in nature and derived under long-term contracts that are typically between three and five years (although may be shorter for contract extensions). Major contracts have been renewed over the past three (3) years and we have also onboarded new customers.

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

Depending on the contract type, we have general obligations to deliver, install, upgrade and service the terminals and software provided. These contracts may be terminated early in various circumstances, including for material breach or insolvency events.

Under our leisure contracts, we typically generate revenue on a participation-basis by participating, typically as a function of gross revenue from each terminal, in a percentage of volumes generated by these terminals. With our participation-driven or fixed weekly fee business model, approximately 100% of service revenue for our Leisure segment is recurring in nature and derived under long-term contracts that are usually between three and five years. Over the last three years, within the Leisure segment we have successfully renewed or extended some major contracts.

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

As of December 31, 2025, we had approximately 1,020 employees, approximately 920 of whom were full-time. Of those employees, approximately 470 were dedicated to delivering our digital gaming platforms, content and hardware and approximately 380 of our employees were involved in UK field operations. Our management, sales and administration teams accounted for approximately 180 employees.

Intellectual Property

Our intellectual property consists principally of the propriety software we develop to operate our network and, in the design, and distribution of our games. We depend upon agreements relating to trade secrets, confidential information and proprietary know-how to protect our rights in this intellectual property. We require all our employees, contractors and other collaborators to enter into agreements that prohibit the disclosure of our confidential information to other parties. In addition, it is our policy to require our employees, contractors and other collaborators who have access to proprietary and trade secret material to enter into agreements that require them to assign any and all intellectual property rights to us that arise as a result of their work on our behalf. We also require our employees to review and acknowledge our intellectual property policies regarding how we handle intellectual property. These agreements, acknowledgements and policies may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure in violation of these agreements, and may not be sufficient to secure for us the value in such developments that they are designed to secure.

We also hold certain patents, trademarks, design rights and other intellectual property rights in respect of our game mechanics, products, systems, web domains, and other intellectual property in Brazil, Canada, the U.S. and Europe. As of December 31, 2025, we held approximately 25 patents and approximately 390 trademarks worldwide. We also rely on certain products and technologies that we license from third parties. Proprietary licenses typically limit our use of intellectual property to specific uses and for specific time periods.

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

Competition

We operate in a highly competitive industry, and in highly competitive business segments. We face competition from a number of worldwide businesses, many of which have substantially greater financial resources and operating scale. Such competition could adversely affect our ability to win new contracts and sales and renew existing contracts. We operate in a period of intense price-based competition in some key sectors, which could affect the profitability of the contracts and sales we do win. In certain sectors, our businesses also face competition from suppliers, operators or licensees who offer products for internet gaming in illegal or unregulated sectors, but are still able or permitted to supply products and compete with us in regulated sectors. These competitors often have substantially greater financial resources and operating scale than we do. Some larger competitors hold long term contracts which control access points for some of our products and this may mean we must contract with those competitors rather than directly with the customer to provide our products. Our principal competitors include, among others, certain businesses that have vertically integrated gaming machine and retail betting operations and businesses that operate in both regulated and unregulated sectors and thereby effectively subsidize their regulated operations with unregulated operations.

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

ITEM 1A. RISK FACTORS.

Our business is subject to a high degree of risk. You should carefully read and assess our discussion of the risk factors facing our business, below. Any of these risks could materially and adversely affect our business, operating results, financial condition and prospects, and cause the value of our common stock to decline, which could cause investors in our common stock to lose all or part of their investments. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect us and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to the following:

●

During the year ended December 31, 2025, except for the items mentioned in Item 9A, management has successfully remediated previously identified material weaknesses through (i) hiring additional qualified accounting and SOX personnel, (ii) implementing new financial systems and enhancing system configurations, (iii) designing and implementing new and enhanced process-level controls across all significant financial reporting cycles, (iv) enhancing documentation of U.S. GAAP accounting policies and procedures, (v) strengthening management review controls and evidentiary standards, (vi) implementing and testing IT change management and logical access controls across in-scope applications; and (vii) establishing a formalized SOX testing and monitoring program. Notwithstanding this progress, and management’s expectation that all identified material weaknesses will be remedied in the year ending December 31, 2026, failure to remediate these material weaknesses or any other material weaknesses that we identify in the future could result in material misstatements in our financial statements.

●	Particularly in our Virtuals business, we rely on a relatively small number of customers for a significant portion of our sales, and the loss of, or material reduction in, sales to any of our top customers could have an adverse effect on our business, results of operations, financial condition and prospects.

●	We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.

●	We operate in a highly competitive industry and our success depends upon our ability to effectively compete with numerous worldwide businesses.

●	One of the major risks to our business is the use of Artificial Intelligence (“AI”) by malicious actors. AI-powered bots can imitate human players in online gambling platforms, potentially undermining the fairness and integrity of games. These bots can be programmed to try and exploit vulnerabilities in a gambling platform’s security infrastructure, can launch advanced phishing attacks, malware, and ransomware, and pose a significant threat to the security of online gambling platforms. These attacks can lead to substantial financial losses, compromise game, financial or user data, and damage the company’s reputation.

●	Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties.

●	Our results of operations fluctuate due to seasonality and other factors and, therefore, our periodic operating results are not guarantees of future performance.

●	Our industry is subject to strict government regulations that could limit our existing operations and have a negative impact on our ability to grow. A majority of our income is generated through the licensing and supply of software and technology to B2C operators. Our business is therefore highly dependent on the laws and regulations relating to the supply of gaming services, which laws and regulations are complex and inconsistent across jurisdictions and are subject to change.

●	Our industry is subject to regulations that set parameters for levels of gaming or wagering duty, tax, stake, prize and return to player.

●	Our ability to provide our software to gaming operators depends upon the integrity, reliability and operational performance of our systems, games and products.

●	Because tax laws and regulations are subject to interpretation and uncertainty, tax payments may ultimately differ from amounts currently recorded by us. Our operations in non-European markets means withholding taxes are payable on royalty, interest and/or dividend which may impact cash flow and/or profitability;

●	We may be adversely affected by disruptions to our transaction gaming and lottery systems, as well as disruptions to our internal enterprise and information technology systems.

●	Our directors and key personnel are subject to the approval of certain regulatory authorities, which, if withheld, would require us to sever our relationship with non-approved individuals, which could adversely impact our operations.

●	Licensing and gaming authorities have significant control over our operations and ownership and could cause us to redeem certain stockholders on potentially disadvantageous terms.

●	Certain of our executive officers and directors could be affiliated with entities engaged in business activities similar to those conducted by us in the future and, accordingly, may have conflicts of interest in determining whether a particular business opportunity should be presented to us or to another entity.

●	We have operations and assets in a variety of countries, which subjects us to additional geopolitical risks.

●	Our business was capital intensive and our ability to retain customers may be influenced by our ability to deploy additional capital.

●	We may be unable to develop sufficient new products and product lines and integrate them into our existing business, which may adversely affect our ability to compete; our expansion into new sectors may present competitive and regulatory challenges that differ from current ones.

●	We may be required to recognize impairment charges related to goodwill, identified intangible assets and property and equipment or to take write-downs or write-offs, restructuring or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could have an adverse effect on the Company’s net assets.

●	Volatility or disruption in the financial markets could materially adversely affect our business and the trading price of our common stock.

●	Global economic conditions could have an adverse effect on our business, operating results and financial condition.

Risks Relating to Our Business and Industry

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting which we are working to remediate. Failure to remediate these material weaknesses or any other material weaknesses that we identify in the future could result in material misstatements in our financial statements.

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. During the year ended December 31, 2025, except for the items mentioned in Item 9A, management has successfully remediated previously identified material weaknesses through (i) hiring additional qualified accounting and SOX personnel, (ii) implementing new financial systems and enhancing system configurations, (iii) designing and implementing new and enhanced process-level controls across all significant financial reporting cycles, (iv) enhancing documentation of U.S. GAAP accounting policies and procedures, (v) strengthening management review controls and evidentiary standards, (vi) implementing and testing IT change management and logical access controls across in-scope applications; and (vii) establishing a formalized SOX testing and monitoring program. Notwithstanding this progress, and management’s expectation that all identified material weaknesses will be remedied in the year ending December 31, 2026, failure to remediate these material weaknesses or any other material weaknesses that we identify in the future could result in material misstatements in our financial statements.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. Compliance with Section 404 requires significant documentation, testing and ongoing evaluation of our control environment. If we fail to maintain effective internal control over financial reporting, we may be unable to conclude that our disclosure controls and procedures are effective.

Our control environment is inherently complex due to the multi-jurisdictional nature of our operations, including varying gaming tax regimes, statutory levies, withholding taxes, transfer pricing considerations and evolving regulatory requirements across multiple territories. In addition, a significant portion of our revenue is derived from revenue-share and performance-based arrangements, which require complex calculations tied to customer gross gaming revenue, tax deductions, contractual adjustments and system integrations. The accounting for such arrangements under U.S. GAAP involves significant judgment, estimation and reliance on data received from customers and third-party platforms. Changes in tax interpretation, regulatory frameworks, contract modifications or system integrations may increase the risk of error if not supported by effective controls.

Management is committed to maintaining a strong internal control environment and is working towards achieving effective controls. Management anticipates that the new controls, as implemented and when tested for a sufficient period of time, will remediate the material weaknesses. We may not be successful in promptly remediating the material weaknesses identified by management, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. Failure to remediate existing material weaknesses, or the identification of additional deficiencies in future periods, could result in material misstatements, restatements, delays in SEC filings, increased audit costs, regulatory scrutiny or loss of investor confidence. Any such developments could materially and adversely affect our financial condition, results of operations, access to capital and the market value of our securities.

Particularly in our Virtuals business, we rely on a relatively small number of customers for a significant portion of our sales, and the loss of, or material reduction in, sales to any of our top customers could have an adverse effect on our business, results of operations, financial condition and prospects.

Certain key customers, including certain UK, Italian and Greek gaming terminal customers and certain Virtual Sports customers, make a significant contribution to our revenue and profitability. Our top ten customers generated approximately 48% of total revenue, however, no customers generated more than 10% of total revenue in the year ended December 31, 2025. We expect that these customers will continue to represent a significant portion of our sales in the future. However, the loss of any of our top customers, whether through contract expiry and non-renewal, breach of contract or other adverse factors could materially adversely affect our revenue or return on capital and leave us with surplus terminals. Moreover, if any of these customers experience reduced revenue, such reduction could adversely affect any revenue-sharing arrangements we have with those customers, reduce our own revenue and adversely affect our financial results.

We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.

We have achieved significant cost savings through our centralization of equipment and non-equipment purchases. However, as a result, we are exposed to the credit and other risks of a group of key suppliers. While we make every effort to evaluate our counterparties prior to entering into long-term and other significant procurement contracts, we cannot predict the impact on our suppliers of the current economic environment and other developments in their respective businesses. Insolvency, financial difficulties, supply chain delays or other factors may result in our suppliers not being able to fulfill the terms of their agreements with us. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to us, or may force them to seek to renegotiate existing contracts with us. In addition, our business has signed a number of significant contracts whose performance depends upon third party suppliers delivering equipment on schedule for us to meet contractual commitments. Failure of the suppliers to meet their delivery commitments could result in us being in breach of and subsequently losing those contracts. Although we believe we have alternative sources of supply for the equipment and other supplies used in our business, concentration in the number of our suppliers could lead to delays in the delivery of products or components, and possible resultant breaches of contracts that we have entered into with our customers; increases in the prices we must pay for products or components; problems with product quality or components coming to the end of their life; and other concerns.

Disruption of our supply chain or distribution capabilities have an adverse effect on our business, financial condition, and results of operations.

Our ability to manufacture and ship machines is critical to our success. We are subject to damage or disruption to supplies of parts or our manufacturing or distribution capabilities (in particular, to the extent that our parts are sourced globally) due to weather, including any potential effects of climate change, natural disaster, fire, terrorism, adverse changes in political conditions or political unrest, pandemic, strikes, labor shortages, freight transportation availability, disruption in logistics, import restrictions, or other factors that impair our ability to manufacture or sell our machines. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, adversely affect our business, financial condition, and results of operations, as well as require additional resources to restore our supply chain. To manage this risk, we have partnered with a key supplier to operate from shared locations in both the UK and the US. This relationship has allowed our supplier to store 80% complete clone terminals which can easily be configured, into final products, ready for sale with a significantly reduced delivery lead time. As terminals are completed, the clone terminal inventory is replenished in order to maintain the shortest supply chain possible.

Our results of operations could be adversely affected by labor shortages, turnover, and labor cost increases.

Our results of operations may be adversely affected by labor shortages, employee turnover and sustained increases in labor-related costs. Inflationary pressures, increases in the UK National Living Wage, changes to employer National Insurance contribution requirements, and tightening immigration and skilled worker visa policies have increased employment costs in the United Kingdom and other jurisdictions in which we operate. Further fiscal measures or employment-related regulation could increase payroll taxes, pension obligations, statutory benefits, or other employment costs.

Competition for skilled personnel — particularly in software engineering, cybersecurity, data analytics, artificial intelligence, compliance, regulatory affairs and gaming technology — remains intense both within the gambling industry and across broader technology sectors. As a result, we have experienced upward pressure on compensation, recruitment costs, retention incentives and equity-based awards. We may be required to implement additional compensation adjustments, hiring incentives or restructuring initiatives to attract and retain qualified personnel, which could materially increase operating expenses.

Labor shortages or reduced workforce availability could impair our ability to develop and certify new products, maintain platform uptime and service levels, meet customer implementation timelines, support regulatory compliance functions, or operate our service operations and manufacturing facilities efficiently. In addition, higher turnover may result in loss of institutional knowledge, delays in product development, reduced operational efficiency and increased training and onboarding costs.

Increased labor costs may not be recoverable through pricing adjustments or contractual arrangements with customers, particularly under fixed-fee, minimum guarantee or revenue-share contracts, which could adversely affect margins and profitability. Any sustained inability to attract, retain or replace qualified personnel on commercially reasonable terms could materially and adversely affect our business, financial condition and results of operations.

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

In certain sectors, our businesses also face competition from suppliers, operators or licensees who offer products for internet gaming in illegal or unregulated sectors but are still able or permitted to supply products and compete with us in regulated sectors. These competitors often have substantially greater financial resources and operating scale than we do.

If we cannot successfully compete in our industry and business segments, our business, results, financial condition and prospects could suffer.

We are heavily dependent on our ability to renew our long-term contracts with our customers and we could lose substantial revenue if we are unable to renew certain of these contracts, or to renew them on substantially similar terms.

Generally, customer contracts in our Gaming, Virtual Sports and Interactive business segments are for initial terms of three to five years, but longer in certain territories, with renewals at the customer’s option. Generally, our customer contracts within the Leisure business segment are for terms of four to six years (although in certain cases they are longer), but certain customers have options for early termination under certain circumstances or to reduce machine volumes in certain circumstances, and we may face pressure to renew or upgrade terminals during the lives of these contracts, which could adversely affect revenue or our return on capital and leave us with surplus terminals. At any given time, we have multiple substantial customer contracts that have years to run and others that may be nearing expiration or renewal, which we may lose if we cannot compete effectively to retain their business.

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

We could lose substantial revenue or experience reduced profitability due to the introduction of, or increases in, gaming taxes, statutory levies, withholding taxes, digital services taxes and other local or cross-border fiscal measures.

Our business is indirectly and, in certain cases, directly exposed to changes in gaming tax regimes and related fiscal policies in the jurisdictions in which our customers operate or where we supply products and services. Governments continue to reassess gambling taxation frameworks in response to public policy considerations, fiscal pressures and increased regulatory scrutiny of the sector. Such reassessments may result in higher headline tax rates, broadened tax bases, new statutory levies, increased enforcement activity, supplier registration requirements, or the recharacterization of supplier revenues for tax purposes.

In the United Kingdom, fiscal and regulatory developments through February 2026 have increased cost pressures across both remote and land-based gaming channels. These include prior increases to Remote Gaming Duty and Remote Betting Duty, the implementation of the statutory levy to fund research, prevention and treatment relating to gambling-related harm, and continued regulatory focus on affordability assessments, product design and marketing restrictions. Further reform of UK gambling taxation, including potential restructuring or harmonization of remote duty regimes, has been the subject of ongoing policy discussion and could result in additional fiscal burdens on the sector.

Land-based operators in the UK have also faced compounding pressures, including increases in employment costs, employer National Insurance contributions, National Living Wage requirements, property-related expenses and compliance costs. These factors may reduce customer profitability, accelerate retail consolidation or shop closures, and constrain capital investment in new terminals, digital integrations and content procurement, which could reduce demand for our products and services.

In Brazil, the recently implemented federal sports betting and online gaming regulatory framework has introduced licensing requirements, fixed concession fees and taxation based on gross gaming revenue. The regulatory and fiscal regime remains subject to ongoing clarification, secondary regulation and potential amendment, including with respect to likely B2B licensing. The effective tax burden on licensed operators, combined with state-level tax considerations, municipal service taxes and withholding obligations, may reduce operator margins and impact their ability or willingness to enter into or renew commercial arrangements on existing terms. In addition, evolving interpretations regarding the tax treatment of cross-border technology, intellectual property royalties, hosting services or platform fees may result in additional withholding taxes, indirect taxes or local establishment risks for suppliers.

A significant portion of our contracts are structured on a revenue-share basis calculated net of gaming taxes, levies and similar charges. Accordingly, increases in gaming duties, statutory levies or related fiscal costs borne by our customers generally reduce the gross gaming revenue pool from which our revenues are derived and may compress our margins. Fiscal or regulatory changes may also cause customers to renegotiate commercial terms, seek pricing concessions, delay product rollouts, reduce capital expenditures, consolidate operations or decline to renew agreements.

Outside the UK and Brazil, several jurisdictions have implemented or proposed increased gaming duties, digital services taxes, point-of-consumption taxes, or withholding taxes applicable to cross-border technology or intellectual property payments. Tax authorities may also challenge transfer pricing arrangements, permanent establishment positions, or the characterization of supplier revenues. Even where withholding or indirect taxes are contractually recoverable, they may adversely affect cash flow, increase administrative complexity and give rise to disputes.

The scope, rate and application of gaming taxes, levies and related fiscal measures remain subject to change, including in certain cases with retroactive effect. Any material increase in such taxes or levies, or changes in interpretation or enforcement, could adversely affect customer profitability, reduce revenues under our revenue-share arrangements, increase compliance costs, and materially and adversely affect our business, financial condition and results of operations.

Our ability to bid on new contracts may be dependent upon our ability to fund any required up-front capital expenditures through our cash from operations, the incurrence of indebtedness or the raising of additional equity capital.

Our Gaming and, to a much lesser degree, our Leisure terminal contracts in the UK, Italy and Greece often require significant up-front capital expenditures for terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. Historically, we have funded these up-front costs through cash flows generated from operations and external borrowings. Our ability to continue to procure new contracts, including in new jurisdictions, will depend upon, among other things, our liquidity levels at the time or our ability to obtain additional debt or equity funding at commercially acceptable terms to finance the initial up-front costs. If we do not have adequate liquidity or are unable to obtain other funding for these up-front costs on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have an adverse effect on our ability to retain existing contracts and therefore on future profitability.

Our business depends on our ability to prevent or mitigate the effects of a cybersecurity attack.

Our information technology systems, and those of third-party service providers on which we rely, may be vulnerable to cybersecurity incidents, including ransomware, malware, targeted attacks, data breaches or other security compromises. Such incidents have occurred in the past and may arise from direct attacks against us or from breaches affecting third-party networks, and no system can be guaranteed to be fully secure. A successful cyber incident could result in service interruptions, operational delays, loss or unauthorized disclosure of sensitive or personal data, regulatory investigations, litigation, reputational harm and the loss of customers, suppliers or business opportunities, while the costs to prevent, detect, mitigate or remediate such incidents could be significant.

Although we continually take significant steps to mitigate cybersecurity risk across a range of functions, including those measures taken as a direct result of past such cybersecurity incidents, such measures can never eliminate the risk entirely or provide absolute security, and the Company has experienced and expects to continue to experience attempts at cyberattacks on its information systems. While there have not been cybersecurity incidents or vulnerabilities that have had a material adverse effect on the company, there is no assurance that there will not be cybersecurity incidents or vulnerabilities that will have a material adverse effect in the future.

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

We believe that our success depends, in part, on protecting our intellectual property in the UK, the US, Brazil, Canada and in other countries in which we operate. Our intellectual property includes certain trademarks relating to our systems, as well as certain patents, copyrights in software and game content, trade secrets, proprietary algorithms and mathematical models, databases proprietary or confidential information that may not be protected by registration. Our intellectual property protects the integrity, security and distinctiveness of our games, remote gaming server platforms, systems, products and services, which are core to the regulated industries in which we operate. The scope and enforceability of intellectual property rights vary by jurisdiction, and protection may be limited or unavailable in certain markets. Competitors or third parties may independently develop similar or superior products, game mechanics, software, platforms or business models, which could diminish the value of our intellectual property and competitive position.

We rely on confidentiality, invention assignment and license agreements with employees, contractors, vendors and customers, and we restrict access to proprietary information. These measures may not prevent unauthorized use, reverse engineering, misappropriation or copying of our technology or business methods, and enforcing our rights globally can be costly and uncertain.

We may be subject to claims that our games, software, platforms, mechanics, branding or other business activities infringe, misappropriate or otherwise violate the proprietary rights of third parties. Intellectual property litigation in the gaming and technology sectors is common and may involve patents, copyrights, trademarks, trade dress or trade secrets. Any such claims, whether meritorious or not, could result in substantial legal costs, damages, injunctive relief, product redesign, loss of market access, contractual disruption or the requirement to obtain licenses on unfavorable terms, if available at all. Adverse outcomes could also invalidate our proprietary rights or impair our ability to operate in certain jurisdictions.

We also license certain technologies, content and intellectual property from third parties. If such licenses are terminated, not renewed or become unavailable on commercially reasonable terms, we may be required to modify or discontinue affected products or incur additional development costs.

In addition, we use open-source software components in certain products and systems. Open-source licenses may impose obligations, including disclosure requirements or restrictions on use. Failure to comply with applicable license terms could require us to release proprietary source code, re-engineer products, incur remediation costs or defend against claims. Any inability to adequately protect our intellectual property, defend against infringement claims, comply with open-source obligations or maintain necessary licenses could materially and adversely affect our business, financial condition and results of operations.

Data privacy, cybersecurity and artificial intelligence regulations could increase our costs and expose us to liability.

Our business is subject to numerous and evolving data protection, cybersecurity and artificial intelligence laws and regulations in the jurisdictions in which we operate, including the EU GDPR, the UK GDPR, Brazil’s LGPD and various U.S. state privacy and data security laws. These regimes govern the collection, storage, use, transfer and protection of personal data processed in connection with our products and services and impose obligations relating to transparency, lawful processing, data subject rights, breach notification, vendor oversight and international data transfers. Our personal data processing on behalf of our customers, as a supplier of games, content, technology and products is limited.

Nevertheless, international transfers of personal data remain subject to legal and regulatory scrutiny. While mechanisms such as adequacy decisions, the EU-U.S. Data Privacy Framework and Standard Contractual Clauses currently permit certain cross-border transfers, these mechanisms may be modified, invalidated or subject to additional safeguards, which could increase compliance costs or require changes to our data processing arrangements.

We also utilize limited artificial intelligence and automated analytics tools in certain aspects of our operations and are in the early stages of exploring and implementing artificial intelligence technologies to enhance our cybersecurity capabilities and support product development initiatives, with a clear goal to continue strengthening our cyber security posture. Importantly, we do not use AI to determine game outcomes or to directly influence player results. All game determinations operate independently of AI systems, and our use of emerging AI technologies is limited to security and product improvement functions, not gameplay or player behavior.

Nevertheless, regulatory frameworks governing automated decision-making and AI systems are evolving, including in the EU and UK, and may impose additional compliance, documentation, transparency or oversight requirements. Regulators may also scrutinize the use of analytics or profiling tools in regulated gaming environments.

Failure to comply with applicable data protection, cybersecurity or AI-related requirements could result in regulatory investigations, administrative fines (including under the GDPR of up to 4% of annual worldwide turnover or €20 million (or £17.5 million under the UK GDPR), whichever is higher), litigation, contractual liability, operational disruption or reputational harm. Any material failure to maintain appropriate data governance, security controls or regulatory compliance could materially and adversely affect our business, financial condition and results of operations.

Our results of operations fluctuate due to seasonality and other factors and, therefore, our periodic operating results are not guarantees of future performance.

Our revenues and operating results are subject to significant fluctuations from period to period due to the timing, size and mix of contracts, product deployments and customer renewals. Equipment sales and certain software license revenues often reflect a limited number of large transactions that may not recur on a predictable or annual basis. Accordingly, revenue and operating results may vary substantially based on the timing of contract awards, regulatory approvals, product certifications, installations, renewals, customer capital expenditure cycles and general economic conditions.

A significant portion of our revenues is derived from revenue-share or performance-based arrangements tied to customer gross gaming revenue. As a result, our revenues may fluctuate based on player activity, sporting calendars, jackpot cycles, regulatory changes affecting product features or marketing, and other factors beyond our control. Changes in tax regimes, affordability measures or consumer protection rules may also impact customer performance and, in turn, our revenues.

Our business is also subject to seasonal trends in certain jurisdictions. For example, in markets such as Italy and Greece, revenue may decline during summer months due to reduced consumer activity. Sporting schedules, holiday periods, weather patterns and tourism levels can also affect seasonal performance across both remote and land-based channels.

In addition, macroeconomic conditions, inflationary pressures, foreign exchange movements, retail shop closures, customer consolidation and regulatory developments may affect customer investment decisions and spending patterns. Because our cost structure includes fixed expenses relating to technology infrastructure, personnel and compliance, fluctuations in revenue may have a disproportionate impact on operating margins.

As a result of these and other factors, our quarterly or annual operating results may not be indicative of future performance and may vary materially from period to period.

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

We are subject to the provisions of the UK Bribery Act 2010, the U.S. Foreign Corrupt Practices Act and other anti-corruption laws. The UK Bribery Act generally prohibits giving a financial or other advantage to another person with the intention of inducing that person to improperly perform a relevant function or activity. The U.S. Foreign Corrupt Practices Act generally prohibits U.S. persons and companies and their agents from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Certain of these anti-corruption laws also contain provisions that require accurate record keeping and further require companies to devise and maintain an adequate system of internal accounting controls. Because a significant percentage of our revenue derives from foreign sources, and our business activities involve continuing relationships with governmental regulators, there exists a risk that certain provisions of these anti-corruption laws may be breached. We are also subject to anti-money laundering and anti-terrorist financing laws and regulations, and to economic and trade sanctions programs administered by the Office of Foreign Assets Control (OFAC) in the U.S. relating to our ability to engage in transactions with entities that are domiciled in countries or territories subject to comprehensive OFAC trade sanctions (currently under extensive sanctions:, Cuba, Iran, North Korea, Russia, and Crimea, Donetsk and Luhansk regions of Ukraine, as well as others under targeted sanctions programs), or that are included on OFAC’s list of Specially Designated Nationals and Blocked Persons. Although we have policies and controls in place that are designed to ensure compliance with these laws and sanctions regimes, if those controls are ineffective or an employee or intermediary fails to comply with the applicable regulations, we may be subject to criminal and civil sanctions as well as other penalties. Any such violation could disrupt our business and adversely affect our reputation, results of operations, cash flows and financial condition.

We are also subject to anti-money laundering and anti-terrorist financing laws and regulations, and to economic and trade sanctions programs administered by the Office of Foreign Assets Control (OFAC) in the U.S. relating to our ability to engage in transactions with entities that are domiciled in countries or territories subject to comprehensive OFAC trade sanctions (currently under extensive sanctions: Cuba, Iran, North Korea, Rusia, and Crimea, Donetsk and Luhansk regions of Ukraine, as well as others under targeted sanctions programs), or that are included on OFAC’s list of Specially Designated Nationals and Blocked Persons. Although we have policies and controls in place that are designed to ensure compliance with these laws and sanctions regimes, if those controls are ineffective or an employee or intermediary fails to comply with the applicable regulations, we may be subject to criminal and civil sanctions as well as other penalties. Any such violation could disrupt our business and adversely affect our reputation, results of operations, cash flows and financial condition.

We review and develop our internal compliance programs in an effort to ensure that we comply with legal requirements imposed in connection with our business activities. The compliance program is run on a day-to-day basis by our in-house legal department with compliance and technical advice provided by our compliance managers and outside professionals. There can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of administrative, civil and even criminal sanctions, monetary fines or suspension or revocation of one or more of our licenses.

Our industry is subject to regulations that set parameters for levels of gaming or wagering duty, tax, stakes, prize, technology certifications and return to player percentages.

In most jurisdictions in which we operate or expect to seek to operate, the level of duty or taxation, the stakes, prizes and return to player percentages of wagering, betting and lottery games and the speed at which players can participate in gaming, or technology certifications are, or may be, defined by government regulations, according to each jurisdiction and remain subject to change. Those regulations may also affect the premises in which gaming activities may take place (i.e., by limiting the number of gaming machines which may be housed in a licensed gaming location, or by restricting the locations in which licensed gaming premises may be situated). Once authorized, such parameters are subject to extensive and evolving governmental regulation. Moreover, such regulatory gaming requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex gaming parameters in the jurisdictions in which we are licensed. If a key parameter is changed, such as the level of taxation or duty or the maximum stake or prize or return to player of a game, then it may be to the detriment of our business, financial condition, results and prospects or we may be unable to distribute our products profitably.

Our business is subject to evolving technology, product certification and operational performance risks.

Our products and platforms are subject to regulatory certification, technical standards, testing and homologation requirements in the jurisdictions in which they are deployed. Delays in obtaining or renewing approvals, failure to meet evolving technical standards, or withdrawal or suspension of certifications could delay product launches, restrict market access or require costly modifications. In addition, our business depends on the reliable performance, availability and scalability of our remote gaming servers, platforms, integrations and related infrastructure. System outages, latency issues, data integrity errors, cybersecurity incidents, capacity constraints or integration failures could disrupt customer operations, result in contractual penalties or reputational harm and subject us to regulatory scrutiny. We also rely on third-party technology providers, including cloud infrastructure providers, hosting services, payment systems, data feeds, random number generators and other software and hardware vendors. Disruptions, service failures, security breaches, contractual disputes or termination of such third-party arrangements could impair our ability to deliver products and services.

Furthermore, maintaining, upgrading or migrating legacy systems and addressing technical debt may require significant investment and could create operational risk, delays or performance limitations. Any failure of our technology infrastructure or product certification processes could materially and adversely affect our business, financial condition and results of operations.

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

Additionally, we maintain a large number of games and terminals and jackpot systems, which rely on algorithms and software designed to pay out winnings to players at certain ratios. Our systems, testing and processes to monitor and ensure the payout of games are continually reviewed and enhanced and are additionally reviewed and tested by third-party expert test houses. There can be no assurance that our business might not be affected by a malicious or unintentional breach or technical error, failure or lapse which could have an adverse impact on payout ratios which would consequently have an adverse effect on our business in the form of lost revenue or penalty payments to players or customers. Gaming regulators may take enforcement action against us (including the imposition of significant fines) where the payout ratios fall below the ratios advertised to customers, or our software, networks, systems, games and/or products otherwise suffer from technical error, failure or lapse.

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

Environmental, social and governance, responsible gambling and market perception risks could adversely affect our business.

While the Company is not currently subject to specific regulatory reporting or supervisory requirements relating to environmental, social or governance (“ESG”) matters in either the United States or the United Kingdom, certain of the Company’s customers and commercial partners periodically request information regarding the Company’s policies, practices and performance in areas such as environmental sustainability, governance and corporate responsibility. These requests are typically made through customer due-diligence processes, supplier questionnaires or procurement assessments. The Company responds to such requests on a case-by-case basis and continues to monitor evolving expectations in this area. Although these inquiries do not presently constitute formal regulatory obligations, they may require management attention and the development or enhancement of internal policies, procedures and reporting practices over time. Even as a B2B provider, adverse developments affecting the broader gambling sector including a heightened focus on affordability, player protection, advertising restrictions or social impact may indirectly impact our customers’ operations, profitability and demand for our products.

Our directors and key personnel are subject to the approval of certain regulatory authorities, which, if withheld, would require us to sever our relationship with non-approved individuals, which could adversely impact our operations.

Our members, managers, directors, officers and key employees must be approved by certain government and state regulatory authorities. If such regulatory authorities were to find a person occupying any such position unsuitable, we would be required to sever our relationship with that person. We may thereby lose key personnel which would have a negative effect on our operations. Certain public and private issuances of securities and certain other transactions by us also require the approval of certain state regulatory authorities. Further, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators. The regulatory environment in any particular jurisdiction may change in the future and any such change could have an adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to change at any time.

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

Our inability to identify, complete or successfully integrate future acquisitions could limit our growth and adversely affect our results.

We may pursue strategic acquisitions to expand our products, technology capabilities or geographic footprint; however, we cannot assure that suitable opportunities will be available on acceptable terms or that we will obtain necessary financing, shareholder approvals or gaming regulatory clearances, including change-of-control and suitability approvals across multiple jurisdictions. Acquisitions in the regulated gaming industry involve significant risks, including integration challenges, regulatory delays, unforeseen liabilities, customer or employee attrition, tax and compliance exposure, and failure to achieve anticipated synergies. Transactions financed with debt may increase leverage, and those involving equity issuances may dilute existing stockholders. If we are unable to successfully identify, complete or integrate acquisitions, our growth strategy, financial condition and results of operations could be materially and adversely affected.

Our business may be affected by changes in general and local economic and political conditions.

The demand for our services is sensitive to general and local economic conditions over which we have no control, including changes in the levels of consumer disposable income and geographic exposure to macro-economic trends and taxation. In addition, the economic stability of certain Eurozone countries where we conduct or intend to conduct business may become affected by sovereign debt crises or other general and local economic and political conditions. Adverse changes in economic conditions may affect our business generally or may be more prevalent or concentrated in particular sectors in which we operate. Any deterioration in economic conditions or the continuation of uncertain economic conditions could have an adverse effect on our business, financial condition, results of operations and prospects. Other economic risks which may adversely affect our performance include high interest rates, inflation and volatile foreign exchange markets, and effects arising from the UK’s exit from the European Union (“Brexit”).

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

We are a global business and derived substantially all of our revenue outside the U.S. during the year ended December 31, 2025. In the year ended December 31, 2025, we earned approximately 69% of our revenue from our operations in the UK, 9% of our revenue from our operations in Greece, and 22% of our revenue from our operations in the rest of the world. Our business in foreign markets subjects us to risks customarily associated with such operations, including:

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

Because a substantial part of our revenue is recurring in nature, our medium to long term results of operations, cash flows and financial condition could be negatively affected if any of our customers were sold to or merged with other customers, or if consolidation in the gaming industry were otherwise affected. Consolidation among gaming operators could result in our customers using more products and services from our competitors or reducing their spending on our products, or could otherwise cause downward pricing pressures, any of which outcomes could negatively affect our business.

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

In jurisdictions that authorize interactive gaming, we cannot assure that we will be successful in offering our technology, content and services to interactive gaming operators, because we expect to face intense competition from our traditional competitors in the gaming and lottery industries as well as a number of other domestic and foreign competitors (and, in some cases, the operators themselves), many of which have substantially greater financial resources or experience in this area.

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

Our success depends on our ability to attract, retain and develop key personnel.

Our performance depends significantly on the continued services and contributions of our senior management, key technical specialists, game designers, developers and other employees with expertise in regulated gaming technology, compliance and operations. The loss of one or more key individuals, or the inability to attract, retain, develop and effectively replace qualified personnel in a competitive labor market, could disrupt our operations, impair customer relationships, delay product development, weaken our strategic execution and adversely affect our financial condition and results of operations. We compete with a broad range of companies, including large multinational technology firms, for skilled personnel and may face upward pressure on compensation and retention incentives. Failure to implement effective succession planning or to recruit and retain talent on commercially reasonable terms could adversely affect our growth, operational performance and competitive position.

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

As of December 31, 2025, our senior debt consisted of an aggregate of £270.0 million ($363.2 million) of Senior Notes, which carry an interest rate per annum equal to the Sterling Overnight Index Average (“SONIA”) rate plus a margin (based on the Company’s consolidated senior secured net leverage ratio) ranging from 5.50% to 6.00% per annum and mature on June 9, 2030 (five years from the date of issuance), in addition to credit facility borrowings available under a secured revolving facility (“the RCF Agreement”), in an original principal amount of £17.8 million ($23.9 million) under which, as of the Closing Date of June 9, 2025, the Issuer is able to draw funds. The RCF Agreement will terminate on December 9, 2029 (54 months from the Closing Date). (see Note 13 to our audited financial statements for the year ended December 31, 2025, included elsewhere in this Report).

The Notes Purchase Agreement governing the Senior Notes contains incurrence covenants that limit the ability of DMWSL 631 Limited (the “Financing Parent”) and its restricted subsidiaries to, among other things, (i) incur or guarantee additional debt and issue certain preferred stock of restricted subsidiaries; (ii) create or incur certain liens; (iii) make restricted payments, including dividends or distributions to the Financing Parent’s stockholders or repurchase the Financing Parent’s stock; (iv) prepay or redeem subordinated debt; (v) make certain investments, including participating joint ventures; (vi) sell assets, or consolidate or merge with or into other companies; (vii) sell or transfer all or substantially all of the Financing Parent’s assets or those of the Financing Parent’s subsidiaries on a consolidated basis; and (viii) engage in certain transactions with affiliates.

The Notes Purchase Agreement requires that the Financing Parent maintain a maximum consolidated senior secured net leverage ratio of 5.00x on the test date for the relevant period ended September 30, 2025, stepping down to 4.75x on June 30, 2027 and thereafter (the “Senior Secured Notes Financial Covenant”). The Senior Notes Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis. The Notes Purchase Agreement does not include a minimum interest coverage ratio or other financial covenants.

The RCF Agreement governing credit facility borrowings contains various covenants (which include restrictions regarding the incurrence of liens, the incurrence of indebtedness by the Financing Parent’s subsidiaries and fundamental changes, subject in each case to certain exceptions), representations, warranties, limitations and events of default (which include non-payment, breach of obligations under the financing documents, cross-default, insolvency and litigation) customary for similar facilities and subject to customary carve-outs and grace periods. Following the occurrence of an event of default which has not been waived or remedied, the Lenders who represent more than 50% of total commitments under the RCF may, subject to the terms of an intercreditor agreement (which governs the relationship between the Lenders and the holders of the Senior Notes), instruct the agent to (i) accelerate the RCF Loans, (ii) instruct the security agent to enforce the transaction security and/or (iii) exercise any other remedies available to the Lenders.

The RCF Agreement requires that the Financing Parent maintain a maximum consolidated senior secured net leverage ratio of 5.50x on the test date for the relevant period ended September 30, 2025, stepping down to 5.25x on June 30, 2027 and thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis. The RCF Agreement does not include a minimum interest coverage ratio or other financial covenants.

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

In addition, our future success will also depend on the success of the gaming industry as a whole in attracting and retaining players. Gaming may lose popularity as new leisure activities arise or as other leisure activities become more popular. Alternatively, changes in social habits, preferences and demographics could result in reduced acceptance of gaming as a leisure activity. If the popularity of gaming declines for any reason, our business, financial condition and results of operations may be adversely affected.

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

We may issue a significant number of shares of our common stock or other securities from time to time which could result in substantial dilution and adversely affect the market price of our common stock.

We may issue shares of our common stock or other securities from time to time as consideration for, or to finance, future acquisitions and investments or for other capital needs. We cannot predict the size of future issuances of our shares or the effect, if any, that future sales and issuances of shares would have on the market price of our common stock. If any such acquisition or investment is significant, the number of shares of common stock or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial and may result in additional dilution to our stockholders. We may also grant registration rights covering shares of our common stock or other securities that we may issue in connection with any such acquisitions and investments. The actual or perceived issuance or resale of these securities could cause the market price of our common stock to decline significantly.

On May 17, 2021, we filed a “shelf” registration statement on Form S-3 covering the offer and sale of up to $300.0 million of various securities, including common stock, preferred stock, debt securities, warrants, rights and units. Although this registration statement has expired, we may in the future file additional registration statements covering similar securities. Any such future offerings, or the perception that we may conduct such offerings, could materially and adversely affect the market price of our securities.

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

Acts of terrorist violence, cyber-terrorism, political unrest, armed regional and international hostilities and international responses to these hostilities, global health risks or pandemics, natural disasters such as cyclones and typhoons, or the threat of or perceived potential for these events could have a negative impact on us. These events could adversely affect our customers’ levels of business activity in certain areas (or involve government-mandated shutdowns of our customers’ and our venues) and precipitate sudden significant changes in regional and global economic conditions and cycles. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our customers, our results of operations could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

The Company maintains a governance structure to address cybersecurity risk, which involves a dedicated Information Security Team (the “Information Security Team”), an Information Security Governance Board (the “Information Security Governance Board”), the Audit Committee of the Board and the Board.

The Company’s Information Security Team, led by our Director of Information Security, is responsible for identifying, assessing, mitigating, and reporting on material cybersecurity risks to the Company’s Information Security Governance Board. The Company’s Director Information Security holds high-level licenses and certifications relating to information security, including being a Certified Chief Information Security Officer and (C-CISO), Certified Information Systems Security Professional (CISSP) and holding a Certificate in Formation Security Management Principles (CISMP). The Company’s Information Security Governance Board, chaired by the Company’s Director of Information Security and comprised of the General Counsel, the President & Chief Executive Officer, the Chief Financial Officer, Chief Technology Officer, Chief Product Officer and the Enterprise Risk Manager, drives awareness and alignment across broad stakeholder groups for cybersecurity governance and risk management and reporting. The Information Security Governance Board receives quarterly reports from the Company’s Director of Information Security. The Audit Committee receives at least quarterly reports from the Company’s Director of Information Security. The Audit Committee periodically reports to the Board.

We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. Our cybersecurity program is aligned with industry standards and best practices, such as ISO 27001. We conduct periodic risk assessments to identify the potential impact and likelihood of various cyber scenarios, including those involving third-party service providers, and to determine the appropriate mitigation strategies and controls. We use various tools and methodologies to manage cybersecurity risk, including implementation of a business continuity process that includes a comprehensive Incident Response Plan and Procedure that is reviewed on a regular basis. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests, threat intelligence feeds, and external audits by an independent third party. The Company maintains the ISO 27001 accreditation. We maintain a vendor onboarding program pursuant to-which third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices. The Company’s assessment of risks associated with use of third-party providers is part of the Company’s overall cybersecurity risk management program.

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

ITEM 2. PROPERTIES.

As of December 31, 2025, the Company occupied approximately 158,000 square feet of leased space in the UK, 3,200 square feet of office space in New York and 22,000 square feet of office space in Kochi, India. The primary locations in the UK were as follows:

●	Approximately 200 square feet of flexible office space in London, UK.

●	Approximately 40,000 square feet of office space on one floor in Burton-on-Trent, East Midlands, UK.

●	Approximately 1,700 square feet of flexible office space in Manchester, UK.

●	Approximately 47,000 square feet of warehousing, across four UK regional distribution centers.

●	Approximately 9,000 square feet of administrative offices and workshop facilities in Bridgend, South Wales, UK.

●	Approximately 60,000 square feet of administrative offices, repair center and warehousing at Ashby de La Zouch, UK.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company is involved in legal matters arising in the ordinary course of business. While the Company believes that no such matters exist currently which are material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed and traded on the Nasdaq Capital Market under the symbol “INSE”.

Holders

As of March 5, 2026, there were 31 holders of record of our common stock. This does not include the number of stockholders who hold shares of our common stock through banks, brokers or other financial institutions or nominees.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company’s share repurchase activities for the three months ended December 31, 2025 were as follows(1):

Period	Number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

October 1, 2025 to October 31, 2025	–	$–	–	$–
November 1, 2025 to November 30, 2025	56,604	$7.30	56,604	$24,586,991
December 1, 2025 to December 31, 2025	–	$–	–	$–
	56,604	$7.30	56,604	$24,586,991

(1)	On November 5, 2025, the Company announced that the Board of Directors authorized the Company to repurchase up to $25.0 million of shares of the Company’s common stock (the “Share Repurchase Program”) on, or prior to, November 30, 2028. The first repurchases under the Share Repurchase Program were made on November 20, 2025.

(2)	The average price paid per share includes commissions related to the repurchases.

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

Forward-Looking Statements

We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For definitions of the term Forward-Looking Statements, see the definitions provided in the Cautionary Note Regarding Forward-Looking Statements at the start of this Annual Report on Form 10-K for the twelve-month period ended December 31, 2025.

Seasonality

Our results of operations can fluctuate due to seasonal trends and other factors. Sales of our gaming machines can vary quarter on quarter due to both supply and demand factors. Player activity for the holiday parks is generally higher in the second and third quarters of the year, particularly during the summer months and slower during the first and fourth quarters of the year. Following the sale of the holiday parks business this will no longer apply in future years.

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

Geographic Range

Geographically, the majority of our revenue is derived from, and the majority of our non-current assets are attributable to, our UK operations. The remainder of our revenue is derived from, and non-current assets attributable to, Greece and the rest of the world.

For the twelve-months ended December 31, 2025, we derived approximately 69% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), 9% from Greece, and the remaining 22% across the rest of the world. For the twelve-months ended December 31, 2024, we derived approximately 73% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), 7% from Greece, and the remaining 20% across the rest of the world.

As of December 31, 2025, our non-current assets (excluding goodwill) were attributable as follows: 72% to the UK, 15% to Greece and 13% across the rest of the world. As of December 31, 2024, our non-current assets (excluding goodwill) were attributable as follows: 75% to the UK, 8% to Greece and 17% across the rest of the world.

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

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the periods ended December 31, 2025 and December 31, 2024, the average GBP:USD rates were for the twelve-month period 1.32 and 1.28, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the twelve-month period ended December 31, 2025, compared to the same period in 2024; and

●	a discussion and analysis of the results of operations for each of the Company’s segments (Gaming, Virtual Sports, Interactive and Leisure) for the twelve-month periods ended December 31, 2025, compared to the same period in 2024, including key performance indicator (“KPI”) analysis.

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

Key Events

In the Gaming segment, during the twelve-month period ended December 31, 2025, we completed the installation of the order placed in 2024 for 5,000 new Vantage® terminals to William Hill venues. In the Greek market 4,000 new VLT terminals were delivered to OPAP completing the order placed in the fourth quarter of 2024. In the Canadian market, 58 new Valor CS terminals were ordered and delivered to Alberta Gaming, Liquor and Cannabis (“AGLC”). 1,304 machines were sold in the UK market to customers including Bob Rudd, Essex Leisure, Regal Ltd and other independent market customers.

In the second quarter of the twelve-month period ended December 31, 2025, the Virtual Sports segment launched a new partnership with global aggregation leader Aristocrat Interactive. Through this collaboration Inspired has gone live with the Virginia Lottery, delivering a comprehensive suite of scheduled Virtual Sports games under the Inspired V-Lottery™ brand. Inspired also extended its long-term partnership with William Hill in the third quarter of the twelve-month period ended December 31, 2025, introducing an enhanced Virtual Sports experience and upgraded retail rollout. As part of the contract extension, Inspired will deliver a comprehensive upgrade to William Hill’s Virtual Sports offering across its UK retail estate.

During the twelve-month period ended December 31, 2025, the total number of customers in the Interactive segment increased by 32 customers, inclusive of attrition among several smaller customers. In addition, Inspired also expanded its Hybrid Dealer content footprint in North America through the Caesars Palace Wheel of Wins rollout to Michigan and Ontario, following its successful launch in New Jersey.

In the Leisure segment, during the second half of the twelve-month period ended December 31, 2025, Inspired transitioned a number of pub customers to a new operating model by refocusing on content and machine supply. On November 7, 2025 Inspired completed the sale of its UK holiday parks business and certain associated leisure assets (“Genda Playnation Entertainment Ltd”, previously registered as “Indigo Newco Limited”). As part of the agreement, Inspired will provide gaming and content platform services, on a recurring revenue basis to Genda Playnation Entertainment Ltd.

The Company further considered ASC 205-20 and whether or not the disposal represented a strategic shift that would have a major effect on the Company’s operations and financial results. An assessment was made from both a quantitative and qualitative perspective and the Company concluded that the disposal did not represent a strategic shift. As such, the Company did not present the sale as discontinued operations.

While the business previously conducted by Indigo NewCo Limited (now Genda Playnation Entertainment Limited) and consisting of the UK B2C leisure business (holiday parks operations, the MSA Extra Operation the bowling centers, cinemas and other family entertainment center operations and the Pet Tags operation) represented as at September 30, 2025, approximately 17% of Group revenue and 8% of Group EBITDA, it generated zero free cashflow as a result of capital reinvestment. The business described was primarily associated with children’s amusement machines, which is contrary to the Company’s strategy of developing digital gaming for adults. Based on management’s conclusion that the sale of this business represents a non-core part of the Company’s strategy, in addition to the Financial Accounting Standards Board’s use of the word “major” in ASC 205-20-45-1C suggesting a relatively high bar for a disposal to be considered a strategic shift on a quantitative basis, our analysis of both qualitative and quantitative factors determined that the sale did not meet the definition of a strategic shift that would have a major effect on the operations or financial results of the Company.

On June 9, 2025 Inspired announced the completion of a private placement by its subsidiary of £270.0 million aggregate principal amount of senior secured notes due 2030 (the “2030 Senior Secured Notes”). In connection with the placement, certain of its subsidiaries also entered into a new £17.8 million revolving credit facility (the “Revolving Credit Facility”), which replaced its previous revolving credit facility. The revolving credit facility was undrawn at December 31, 2025.

On November 12, 2025, the Company entered into two interest swaps with Macquarie Bank Limited designed to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows on the current floating rate debt facilities. The swaps are effective from December 9, 2025, until maturity on December 9, 2027.

During the twelve-month period ended December 31, 2025, management identified the non-renewal of two significant customer contracts within the pub sector as a potential indicator of impairment for the All-Other Leisure asset group (comprised of Pubs, MSA and Bingo) within the Leisure segment under the long-lived asset guidance in U.S. GAAP. The two contracts collectively represented approximately 33% and 24% of the “All Other Leisure” asset groups total revenue and EBITDA during the year ended December 31, 2024. As a result of the identified triggering event, management performed a recoverability test for the affected asset group as of August 1, 2025. Based on this analysis, the undiscounted estimated future cash flows exceeded the carrying amount of the asset group; therefore, no impairment charge was recorded. Management will continue to monitor the segment’s performance and customer’s relationships for potential future indicators of impairment.

During the twelve-month period ended December 31, 2025, management identified the reduction in trading levels within the Virtual Sports reporting (as a potential indicator of impairment for the asset group under ASC 350). This was driven by materially lower volumes from a key customer and growth in Brazil not meeting forecast expectations, due to the introduction of a gaming tax in January 2025 which reduced the revenue levels and caused delay in market expansion. As a result of a triggering event, management performed a quantitative goodwill impairment test for the Virtual Sports reporting unit as of December 1, 2025. Based on this analysis management concluded that the estimated fair value of the Virtual Sports reporting unit exceeded its carrying value and, accordingly, no goodwill impairment was identified or recorded. Management will continue to monitor the segment’s performance for future potential indicators of impairment.

Key agreements signed in the twelve-month period ended December 31, 2025, include a five-year contract with Buzz Bingo, a five-year contract with MOTO and a five-year contract with Welcome Break all for the provision of gaming machines in the Leisure segment. Inspired also signed an extension to the Chisholm Bookmakers contract for four years, a new customer contract for JenningsBet for five years for the provision and installation of 591 Vantage terminals, and a new customer contract for Corbett Bookmakers for four years for the provision and installation of 148 flex terminals, all of which are in the Gaming segment.

Overall Company Results

Twelve Months ended December 31, 2025, compared to Twelve Months ended December 31, 2024

	For the Twelve-Month		Variance
	Period ended		December 31, 2025 vs December 31, 2024
(In $ millions)	December 31, 2025	December 31, 2024	Variance Attributable to Currency Movement	Variance on a Functional Currency Basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$278.6	$258.6	$8.9	$11.1	4%	8%
Product	25.5	38.5	1.2	(14.2)	(37)%	(34)%
Total revenue	304.1	297.1	10.1	(3.1)	(1)%	2%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(70.2)	(70.3)	(2.2)	2.3	(3)%	-
Cost of Product	(16.3)	(22.0)	(0.6)	6.3	(29)%	(26)%
Staff-related selling, general and administrative expenses	(69.7)	(65.5)	(2.1)	(2.1)	3%	6%
Non-staff related selling, general and administrative expenses	(49.8)	(51.0)	(1.4)	2.6	(5)%	(2)%
Labor costs capitalized	13.3	11.9	0.1	1.3	11%	12%
Other segment items:
Stock-based compensation	(6.7)	(7.6)	(0.2)	1.1	(14)%	(12)%
Depreciation and amortization	(52.4)	(43.3)	(2.6)	(6.5)	15%	21%
Loss on sale of business	(6.6)	-	(0.4)	(6.2)	-	-
Other selling, general and administrative expenses	(15.2)	(18.6)	(0.5)	3.9	(21)%	(18)%
Net operating Income	30.5	30.7	0.2	(0.4)	(1)%	(1)%
Other income (expense)
Interest expense, net	(37.3)	(29.4)	(1.3)	(6.6)	22%	27%
Other finance income (expense)	0.9	0.5	-	0.4	80%	80%
Total other income (expense), net	(36.4)	(28.9)	(1.3)	(6.2)	21%	26%
Net (Loss)/Income from continuing operations before income taxes	(5.9)	1.8	(1.1)	(6.6)	(367)%	(428)%
Income tax income (expense)	(11.1)	63.0	-	(74.1)	(118)%	(118)%

Net (Loss)/Income	$(17.0)	$64.8	$(1.1)	$(80.7)	(125)%	(126)%

Exchange Rate - $ to £	1.32	1.28

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue (for the twelve-month period ended December 31, 2025, compared to the twelve-month period ended December 31, 2024)

Consolidated Reported Revenue by Segment

For the twelve-month period ended December 31, 2025, revenue on a functional currency (at constant rate) basis decreased by $3.1 million, or 1% compared to the twelve-month period ended December 31, 2024.

For the twelve-month period ended December 31, 2025, compared to the twelve-month period ended December 31, 2024, Gaming revenue declined by $2.2 million, Gaming product revenue declined by $13.5 million due to a decrease in the North America markets as product sales do not typically follow a linear year-over-year trend, partially offset by an increase in Gaming service revenue of $11.3 million predominantly due to the UK and mainland Europe markets. Virtual Sports revenue decreased by $9.9 million due to a decrease in Online revenue. Interactive revenue increased by $17.3 million, driven by revenue growth in the UK, mainland Europe and North America; and Leisure revenue decreased by $8.5 million as service revenue decreased by $7.8 million and product revenue decreased by $0.7 million. Decreases in Leisure are predominantly from Pubs (operator business model change), Extra MSA and Holiday Parks (sale of UK holiday parks business and certain associated leisure assets).

Cost of Sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, for the twelve-month period ended December 31, 2025, compared to the twelve-month period ended December 31, 2024, decreased by $8.6 million, or 9%, driven by a $6.3 million decrease in cost of product as a result of lower product sales, and a decrease in cost of service of $2.3 million predominantly driven by the Pubs operator business model change and sale of UK holiday parks business and certain associated leisure assets.

Staff-related selling, general and administrative expenses

Staff-related selling, general and administrative expenses for the twelve-month period ended December 31, 2025, increased by $2.1 million, or 3% compared to the twelve-month period ended December 31, 2024, predominantly related to performance based short term incentive expenses.

Non-staff related selling, general and administrative expenses

Non-Staff related selling, general and administrative expenses for the twelve-month period ended December 31, 2025, decreased by $2.6 million, or 5% compared with the twelve-month period ended December 31, 2024, mainly driven by a favorable realized gain on foreign currency movement, and reductions on facilities and storage from cost saving initiatives.

Stock-based compensation

During the twelve-month period ended December 31, 2025, the Company recorded stock-based compensation expenses of $6.7 million, compared to stock-based compensation expenses of $7.6 million for the twelve-month period ended December 31, 2024. All expenses related to outstanding awards.

Depreciation and amortization

Depreciation and amortization for the twelve-month period ended December 31, 2025, increased by $6.5 million compared to the twelve-month period ended December 31, 2024. This was predominantly driven by an increase in Gaming of $6.2 million mainly related to gaming machine additions.

Net operating income

During the twelve-month period ended December 31, 2025, net operating income was $30.5 million, an decrease of $0.4 million compared to the twelve-month period ended December 31, 2024. This was predominantly due to higher service revenue, lower cost of sales, offset by loss on sale of business.

Net (Loss)/Income

For the twelve-month period ended December 31, 2025, net loss was $17.0 million, compared to net income of $64.8 million in the twelve-month period ended December 31, 2024. The decrease was primarily driven by an increase of income tax expense of $74.1 million, as the twelve-month period ended December 31, 2024, included a reversal of the majority of the company’s valuation allowance on its deferred tax assets, partially offset by the decrease in net operating income and increases in interest expense and income tax expense.

Deferred Tax

The Company maintains a valuation allowance related to capital loss carryovers in the United Kingdom, state net operating losses unable to be utilized in the United States, and United States interest expected to be limited under Section 163(j).

Segment Results (for the twelve months ended December 31, 2025, compared to the twelve months ended December 31, 2024)

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

Gaming, Key Performance Indicators

	For the Twelve-Month Period ended		Variance December 31, 2025 vs December 31, 2024
Gaming	December 31, 2025	December 31, 2024		%

End of period installed base (# of terminals) (2)	35,331	34,916	415	1.2%
Total Gaming - Average installed base (# of terminals) (2)	34,149	34,863	(714)	(2.0)%
Participation - Average installed base (# of terminals) (2)	28,986	29,897	(911)	(3.0)%
Fixed Rental - Average installed base (# of terminals)	9,652	4,971	4,681	94.2%
Service Only - Average installed base (# of terminals)	7,626	5,770	1,856	32.2%
Customer Gross Win per unit per day (1) (2)	£99.5	£96.6	£2.9	3.0%
Customer Net Win per unit per day (1) (2)	£72.5	£70.8	£1.7	2.4%
Inspired Blended Participation Rate	5.2%	5.4%	(0.2)%	(3.7)%
Inspired Fixed Rental Revenue per Gaming Machine per week	£23.9	£28.6	£(4.7)	(16.4)%
Inspired Service Rental Revenue per Gaming Machine per week	£7.5	£5.3	£2.2	41.5%
Gaming Long term license amortization (£’m)	£2.6	£2.1	£0.5	23.8%
Number of Machine sales	5,454	3,118	2,336	74.9%
Average selling price per terminal	£4,659	£8,044	£(3,385)	(42.1)%

(1)	Includes all SBG terminals in which the Company takes a participation revenue share across all territories.

(2)	Includes approximately 2,500 lottery terminals where the revenue share is on handle instead of net win.

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

Revenue is derived from the performance of the installed base as described by Gross and Net Win KPIs.

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

	For the Twelve-Month Period ended		Variance December 31, 2025 vs December 31, 2024
(In £ millions)	December 31, 2025	December 31, 2024	£	%
Gaming Recurring Revenue
Total Gaming Revenue	£84.9	£86.7	£(1.8)	(2)%

Gaming Participation Revenue	£39.9	£41.7	£(1.8)	(4)%
Gaming Project Recurring Revenue	£1.2	£0.7	£0.5	71%
Other Fixed Fee Recurring Revenue	£15.1	£9.1	£6.0	66%
Gaming Long-term license amortization	£2.6	£2.2	£0.4	18%
Total Gaming Recurring Revenue *	£58.8	£53.7	£5.1	9%
Gaming Recurring Revenue as a % of Total Gaming Revenue	69%	62%	7%

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

	For the Twelve-Month Period ended		Variance
(In millions)	December 31, 2025	December 31, 2024	December 31, 2025 vs December 31, 2024		Total Functional Currency %

Service Revenue:
UK LBO	$44.3	$34.5	$9.8	28%	3%
UK Other	16.2	16.1	0.1	1%	(19)%
Italy	1.5	1.7	(0.2)	(12)%	3%
Greece	20.1	15.2	4.9	32%	2%
Rest of the World	1.5	1.8	(0.3)	(17)%	3%
Lotteries	5.2	5.4	(0.2)	(4)%	4%

Total Service revenue	$88.8	$74.7	$14.1	19%	(2)%

Exchange Rate - $ to £	1.32	1.28

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Gaming, Results of Operations

	For the Twelve-Month Period ended		Variance December 31, 2025 vs December 31, 2024
(In $ millions)	December 31, 2025	December 31, 2024	Variance Attributable to Currency Movement	Variance on a Functional Currency Basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$88.8	$74.7	$2.8	$11.3	15%	19%
Product	23.5	35.9	1.1	(13.5)	(38)%	(35)%
Total revenue	112.3	110.6	3.9	(2.2)	(2)%	2%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(20.6)	(20.0)	(0.7)	0.1	(1)%	3%
Cost of Product	(15.4)	(21.2)	(0.6)	6.4	(30)%	(27)%
Total cost of sales	(36.0)	(41.2)	(1.3)	6.5	(16)%	(13)%

Staff-related selling, general and administrative expenses	(16.1)	(18.1)	(0.5)	2.5	(14)%	(11)%
Non-staff related selling, general and administrative expenses	(11.7)	(10.5)	(0.3)	(0.9)	9%	11%
Labor costs capitalized	6.5	4.5	0.2	1.8	40%	44%

Other segment items:

Stock-based compensation	(1.2)	(0.9)	-	(0.3)	33%	33%

Depreciation and amortization	(24.0)	(16.8)	(1.0)	(6.2)	37%	43%
Other selling, general and administrative expenses	(2.2)	(3.7)	(0.1)	1.6	(43)%	(41)%

Net operating Income	$27.6	$23.9	$0.9	$2.8	12%	15%

Exchange Rate - $ to £	1.32	1.28

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

Gaming Revenue

During the twelve-month period ended December 31, 2025, Gaming revenue decreased by $2.2 million, or 2% compared to the twelve-month period ended December 31, 2024. This was driven by $13.5 million decrease in Product revenue, partially offset by an increase of $11.3 million increase in Service revenue.

The Product revenue decrease, for the twelve-month period ended December 31, 2025, compared to the twelve-month period ended December 31, 2024, was primarily driven by North America, with the prior year containing higher volumes of hardware sales which tend to be more variable in nature.

The increase in Gaming Service revenue, during the twelve-month period ended December 31, 2025, compared to the twelve-month period ended December 31, 2024, was primarily driven by a $11.9 million increase from the UK markets. This was predominantly due to the William Hill Vantage® terminal deployment partially offset by declines in the rest of the world.

Gaming Operating / Net Income

Net income for the twelve-month period ended December 31, 2025, increased by $2.8 million, compared to the twelve-month period ended December 31, 2024. This increase was primarily due to higher service revenue and a decrease in cost of sales. Staff-related selling, general and administrative expenses reduced driven by the closure of the Bridgend manufacturing facility in 2025 partially offset by an increase in Depreciation and amortization relating to gaming machine additions.

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

Virtual Sports, Key Performance Indicators

	For the Twelve-Month Period ended		Variance December 31, 2025 vs December 31, 2024
	December 31, 2025	December 31, 2024		%
Virtuals
No. of Live Customers at the end of the period	60	58	2	3.4%
Average No. of Live Customers	59	56	3	5.4%
Total Revenue (£’m)	£27.8	£35.6	£(7.8)	(21.9)%
Total Revenue £’m - Retail	£9.0	£9.2	£(0.2)	(2.2)%
Total Revenue £’m - Online Virtuals	£18.8	£26.4	£(7.6)	(28.8)%

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

	For the Twelve-Month Period ended		Variance December 31, 2025 vs December 31,2024
(In £ millions)	December 31, 2025	December 31, 2024	£	%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£27.8	£35.6	£(7.8)	(21.9)%

Recurring Revenue - Retail Virtuals	£8.2	£9.0	£(0.8)	(8.9)%
Recurring Revenue - Online Virtuals	£18.4	£25.6	£(7.2)	(28.1)%
Total Virtual Sports Long-term license amortization	£0.9	£0.1	£0.8	800.0%
Total Virtual Sports Recurring Revenue	£27.5	£34.7	£(7.2)	(20.7)%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	98.9%	97.5%	1.4%

“Recurring Revenue” includes our share of revenue generated from (i) our Virtual Sports products placed with operators; (ii) licensing our game content and intellectual property to third parties; and (iii) our games on third-party online gaming platforms that are interoperable with our game servers.

“Virtual Sports Long term license amortization” is the upfront license fee which is typically spread over the life of the contract.

Virtual Sports, Results of Operations

	For the Twelve-Month Period ended		Variance December 31, 2025 vs December 31, 2024
(In $ millions)	December 31, 2025	December 31, 2024	Variance Attributable to Currency Movement	Variance on a Functional Currency Basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$36.6	$45.4	$1.1	$(9.9)	(22)%	(19)%

Cost of Service	(2.1)	(1.7)	(0.1)	(0.3)	18%	24%

Staff-related selling, general and administrative expenses	(9.3)	(9.2)	(0.3)	0.2	(2)%	1%
Non-staff related selling, general and administrative expenses	(2.1)	(2.7)	-	0.6	(22)%	(22)%
Labor costs capitalized	3.7	4.3	-	(0.6)	(14)%	(14)%
Other segment items:

Stock-based compensation	(0.4)	(0.5)	-	0.1	(20)%	(20)%

Depreciation and amortization	(7.8)	(5.6)	(0.2)	(2.0)	36%	39%

Net operating Income	$18.6	$30.0	$0.5	$(11.9)	(40)%	(38)%

Exchange Rate - $ to £	1.32	1.28

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

Virtual Sports revenue

During the twelve-month period ended December 31, 2025, revenue decreased by $9.9 million, or 22% compared to the twelve-month period ended December 31, 2024, primarily driven by regulation in the Brazilian market, introduction of new levies and lower revenue from a key customer.

Virtual Sports net operating income

During the twelve-month period ended December 31, 2025, net operating income decreased by $11.9 million compared to the twelve-month period ended December 31, 2024, primarily due to the decreases in revenues and increases in depreciation and amortization of $2.0 million.

Interactive

We generate revenue from our Interactive segment through various gaming content made available via third-party aggregation platforms integrated with our remote gaming server or directly on the Company’s remote gaming server platform, and services such as customer support, platform maintenance, updates and upgrades. Typically, we receive fees on a participation basis. Our participation contracts are usually structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and other promotional costs and any relevant local gaming taxes and/or regulatory levies) from Interactive content placed on our customers’ websites. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Interactive segment is principally driven by the number of customers we have, the number of live games, the net win performance of the games and the net win percentage that we receive pursuant to our contracts with our customers.

Interactive, Key Performance Indicators

	For the Twelve-Month Period ended		Variance December 31, 2025 vs December 31, 2024
Interactive	December 31, 2025	December 31, 2024		%

No. of Live Customers at the end of the period	207	175	32	18.3%
Average No. of Live Customers	197	167	30	18.0%
No. of Games available at the end of the period	346	323	23	7.1%
Average No. of Games available	332	311	21	6.8%
No. of Live Games at the end of the period	323	303	20	6.6%
Average No. of Live Games	308	292	16	5.5%
Total Revenue (£’m)	£44.4	£30.8	£13.6	44.2%

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

“Total Revenue (£m)” represents total revenue for the Interactive segment, including recurring and upfront service revenue.

Interactive, Results of Operations

	For the Twelve-Month Period ended		Variance December 31, 2025 vs December 31, 2024
(In $ millions)	December 31, 2025	December 31, 2024	Variance Attributable to Currency Movement	Variance on a Functional Currency Basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$58.6	$39.3	$2.0	$17.3	44%	49%

Cost of Service	(2.9)	(1.7)	-	(1.2)	71%	71%

Staff-related selling, general and administrative expenses	(11.2)	(8.9)	(0.3)	(2.0)	22%	26%
Non-staff related selling, general and administrative expenses	(6.9)	(5.4)	(0.2)	(1.3)	24%	28%
Labor costs capitalized	3.0	2.3	(0.1)	0.8	35%	30%
Other segment items:

Stock-based compensation	(0.7)	(0.4)	-	(0.3)	75%	75%

Depreciation and amortization	(5.2)	(5.5)	(0.2)	0.5	(9)%	(5)%

Net operating Income	$34.7	$19.7	$1.2	$13.8	70%	76%

Exchange Rate - $ to £	1.32	1.28

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

Interactive revenue

During the twelve-month period ended December 31, 2025, revenue increased by $17.3 million, or 44% compared to the twelve-month period ended December 31, 2024, primarily driven by revenue growth in the UK, North America and mainland Europe.

Interactive net operating income

Net operating income for the twelve-month period ended December 31, 2025, increased by $13.8 million, or 70% compared to the twelve-month period ended December 31, 2024, driven by the increase in revenue, partially offset by increases in cost of service of $1.2 million and Staff-related and Non-staff related selling, general and administrative expenses of $3.3 million.

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

Revenue for our Leisure segment is principally driven by the number of customers we have, the number of machines in operation, the net win performance of the machines and the net win percentage that we receive pursuant to our contracts with our customers.

Leisure, Key Performance Indicators

	For the Twelve-Month Period ended		Variance December 31, 2025 vs December 31, 2024
Leisure	December 31, 2025	December 31, 2024		%

End of period installed base Gaming machines (# of terminals)	4,543	10,103	(5,560)	(55.)%
Average installed base Gaming machines (# of terminals)	8,483	10,367	(1,884)	(18.2)%
End of period installed base Other (# of terminals)	786	3,595	(2,809)	(78.1)%
Average installed base Other (# of terminals)	2,542	3,892	(1,350)	(34.7)%
Pub Digital Gaming Machines - Average installed base (# of terminals)	5,083	6,200	(1,117)	(18.0)%
Pub Analogue Gaming Machines - Average installed base (# of terminals)	53	124	(71)	(57.3)%
MSA and Bingo Gaming Machines - Average installed base (# of terminals)(1)	2,449	2,944	(495)	(16.8)%
Inspired Leisure Revenue per Gaming Machine per week	£79.6	£72.6	£7.0	9.6%
Inspired Pub Digital Revenue per Gaming Machine per week	£76.0	£74.1	£1.9	2.6%
Inspired Pub Analogue Revenue per Gaming Machine per week	£27.2	£31.3	£(4.1)	(13.1)%
Inspired MSA and Bingo Revenue per Gaming Machine per week	£115.3	£97.7	£17.6	18.0%
Inspired Other Revenue per Machine per week	£35.5	£24.1	£11.4	47.3%

Total Holiday Parks Revenue (Gaming and Non Gaming) (£’m)	£32.3	£33.4	£(1.1)	(3.3)%

(1)	Motorway Service Area machines

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

“Revenue per machine unit per week” represents the average weekly participation or rental revenue recognized during the period.

Leisure, Results of Operations

	For the Twelve-Month Period ended		Variance December 31, 2025 vs December 31, 2024
(In $ millions)	December 31, 2025	December 31, 2024	Variance Attributable to Currency Movement	Variance on a Functional Currency Basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$94.6	$99.2	$3.2	$(7.8)	(8)%	(5)%
Product	2.0	2.6	0.1	(0.7)	(27)%	(23)%
Total revenue	96.6	101.8	3.3	(8.5)	(8)%	(5)%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(44.6)	(46.9)	(1.5)	3.8	(8)%	(5)%
Cost of Product	(0.9)	(0.8)	-	(0.1)	13%	13%
Total cost of sales	(45.5)	(47.7)	(1.5)	3.7	(8)%	(5)%

Staff-related selling, general and administrative expenses	(15.4)	(16.8)	(0.5)	1.9	(11)%	(8)%
Non-staff related selling, general and administrative expenses	(14.6)	(14.8)	(0.4)	0.6	(4)%	(1)%
Labor costs capitalized	0.1	0.8	-	(0.7)	(88)%	(88)%
Other segment items:

Stock-based compensation	(0.5)	(0.6)	-	0.1	(17)%	(17)%

Depreciation and amortization	(12.5)	(12.9)	(0.4)	0.8	(6)%	(3)%
Loss on sale of business	(6.6)	-	(0.3)	(6.3)	-	-
Other selling, general and administrative expenses	(0.5)	-	-	(0.5)	-	-

Net Operating Income	$1.1	$9.8	$0.2	$(8.9)	(91)%	(89)%
Exchange Rate - $ to £	1.32	1.28

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

Leisure Revenue

For the twelve-month period ended December 31, 2025, revenue decreased by $8.5 million, or 8% compared to the twelve-month period ended December 31, 2024, predominantly from a decrease in pubs revenue of $5.5 million due to pub operator business model restructuring and a decrease in Extra MSA and holiday parks revenue of $3.6 million due to the sale of UK holiday parks business and certain associated leisure assets.

Leisure Net Operating Income

Operating income for the twelve-month period ended December 31, 2025, decreased by $8.9 million compared to the twelve-month period ended December 31, 2024. This was predominantly driven by the pub operator business model restructuring, Extra MSA and the sale of UK holiday parks business and certain associated leisure assets.

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

Adjusted EBITDA is defined as net income (loss) excluding depreciation and amortization, interest expense, interest income and income tax expense, and other additional exclusions and adjustments (see Adjusted EBITDA reconciliation table). Such additional excluded amounts include stock-based compensation U.S. GAAP charges where the associated liability is expected to be settled in stock, and changes in the value of earnout liabilities and income and expenditure in relation to legacy portions of the business (being those portions where trading no longer occurs) including closed defined benefit pension plans. Additional adjustments are made for items considered outside the normal course of business, including but not limited to (1) restructuring costs, which include charges attributable to employee severance, impairments, management changes, restructuring, dual running costs, costs related to facility closures and integration costs, (2) merger and acquisition costs and (3) gains or losses not in the ordinary course of business (4) the costs of the restatement of previously issued financial statements.

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

Functional Currency at Constant rate. Currency impacts discussed have been calculated as the current-period average GBP:USD rate less the equivalent average rate in the prior period, multiplied by the current period amount in our functional currency (GBP). The remaining difference, referred to as functional currency at constant rate, is calculated as the difference in our functional currency, multiplied by the prior-period average GBP: USD rate, as a proxy for functional currency at constant rate movement.

Currency Movement represents the difference between the results in our reporting currency (USD) and the results on a functional currency (at constant rate) basis.

Reconciliations from net loss, as shown in our Consolidated Statements of Operations and Comprehensive Income (Loss), to Adjusted EBITDA are shown below.

Reconciliation to Adjusted EBITDA by segment for the Twelve Months ended December 31, 2025

		For the Twelve-Month Period ended December 31, 2025
(In $ millions)	Statutory Heading	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)	Net Income	$(17.0)	$27.6	$18.6	$34.7	$1.1	$(99.0)

Pension charges (1)	Staff-related selling, general and administrative expenses	$1.0					1.0

Cost of Group Restructure (2)	Other selling, general and administrative expenses	$10.1	2.2			0.5	7.4
Cost of Group Restatement (3)	Other selling, general and administrative expenses	$4.1					4.1
Stock-based compensation expense (4)	Stock-based compensation expense	$6.7	1.2	0.4	0.7	0.5	3.9

Depreciation and amortization (4)	Depreciation and amortization	$52.4	24.0	7.8	5.2	12.5	2.9
Loss on sale of business (6)	Loss on sale of business	$6.6				6.6
Interest expense net (4)	Interest expense net	$37.3					37.3
Other finance expenses / (income) (4)	Other finance expenses / (income)	$(0.9)					(0.9)
Income Tax (4)	Income Tax	$11.1					11.1
Adjusted EBITDA		$111.4	$55.0	$26.8	$40.6	$21.2	$(32.2)

Adjusted EBITDA		£84.0	£41.5	£20.3	£30.7	£15.9	£(24.4)
Exchange Rate - $ to £ (5)		1.32

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Twelve Months ended December 31, 2024

		For the Twelve-Month Period ended December 31, 2024
(In millions)	Statutory Heading	Total	Gaming	Virtual Sports	Interactive	Leisure	Corporate
Net Income/ (loss)		$64.8	$23.9	$30.0	$19.7	$9.8	$(18.6)

Pension charges (1)	Staff-related selling, general and administrative expenses	$1.1					1.1

Cost of Group Restructure (2)	Other selling, general and administrative expenses	$5.1	3.7				1.4
Cost of Group Restatement (3)	Other selling, general and administrative expenses	$12.3					12.3
Stock-based compensation expense (4)	Stock-based compensation expense	$7.6	0.9	0.5	0.4	0.6	5.2
Depreciation and amortization (4)	Depreciation and amortization	$43.3	16.8	5.6	5.5	12.9	2.5

Interest expense net (4)	Interest expense net	$29.4					29.4
Other finance expenses / (income) (4)	Other finance expenses / (income)	$(0.5)					(0.5)
Income tax (4)	Income tax	$(63.0)					(63.0)
Adjusted EBITDA		$100.1	$45.3	$36.1	$25.6	$23.3	$(30.2)

Adjusted EBITDA		£78.4	£35.5	£28.0	£20.0	£18.2	£(23.3)
Exchange Rate - $ to £ (5)		1.28

Note: Certain corporate function costs have not been allocated to the Company’s reportable operating segments because to do so would not be practical; these are shown in the Corporate category.

Notes to Adjusted EBITDA reconciliation tables above:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit plan which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension plan) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.

(2)	“Cost of Group Restructure” includes redundancy costs, Payment In Lieu of Notice costs and any associated employer taxes. To qualify as an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs or be in relation to the exit of an Executive.

(3)	“Cost of Group Restatement” includes accounting advice and other related costs associated with the restatement of financial statements. It also includes ongoing costs relating to the SEC inquiry that was concluded in January 2025. To qualify as an adjusting item, costs must be specific to the event and be neither normal nor recurring in nature.

(4)	Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(5)

Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

(6)	“Loss on sale of business” - In November 2025, the company sold its UK holiday parks business and certain associated leisure assets to a non-connected party, recognizing a loss on disposal.

Liquidity and Capital Resources

Twelve Months ended December 31, 2025, compared to Twelve Months ended December 31, 2024

Cash Flow Summary - A Two-Year Comparative

	Twelve Months ended		Variance
(in millions)	December 31,	December 31,
	2025	2024	2025 to 2024
Net (loss)/profit	$(17.0)	$64.8	$(81.8)
Non-cash interest expense relating to senior debt	3.0	1.1	1.9
Change in fair value of derivative liabilities and stock-based compensation expense	6.7	7.6	(0.9)
Loss on sale of business	6.6	-	6.6
Deferred income taxes	2.9	-	2.9
Depreciation and amortization (incl RoU assets)	57.1	47.7	9.4
Other net cash utilized by operating activities	(7.3)	(89.5)	82.2
Net cash provided by operating activities	52.0	31.7	20.3

Net cash used in investing activities	(40.5)	(40.1)	(0.4)
Net cash used by financing activities	-	(1.6)	1.6
Effect of exchange rates on cash	2.5	(0.7)	3.2
Net increase/(decrease) in cash and cash equivalents	$14.0	$(10.7)	$24.7

Net cash provided by operating activities

For the twelve months ended December 31, 2025, net cash inflow provided by operating activities was $52.0 million, compared to a $31.7 million inflow for the twelve months ended December 31, 2024, representing a $20.3 million increase in cash generation. The increase was driven primarily through the working capital position with favorable movements in accounts receivable due to timing of sales recognition with high levels at the end of 2024 collected in 2025.

Amortization of debt fees increased by $1.9 million, to $3.0 million, due to the refinancing of the business in June 2025.

Change in the fair value of derivative and warrant liabilities and stock-based compensation expense decreased by $0.9 million from $7.6 million to $6.7 million due to lower stock-based compensation expense. All expenses related to outstanding awards.

A loss on sale of business expense of $6.6 million was incurred in the twelve months ended December 31, 2025 relating to the sale of the UK holiday parks business and certain associated leisure assets.

Depreciation and amortization increased by $9.4 million, to $57.1 million, with increases of $4.4 million in amortization of software development costs, $4.3 million in machine depreciation, $0.4 million in non-machine depreciation and $0.3 million in amortization of right of use assets.

Other net cash utilized by operating activities increased by $82.2 million to an outflow of $7.3 million. The relative movements between the twelve months ended December 31, 2025 and the twelve months ended December 31, 2024 resulted in favorable movements of $60.1 million in corporate tax and other current taxes, $46.8 million in accounts receivable and $3.4 million in inventory. The movement in corporate tax and other current taxes was due to the previous year including the reversal of the Company’s valuation allowance on their deferred tax assets in various jurisdictions as well as an inclusion for global low-taxed income. The movements in accounts receivable was largely due to timing of machine sales with the end of 2024 seeing high levels which were collected in 2025 and due to lower Leisure receivables following the sale of our holiday park business and associated leisure assets and the transitioning of a number of pub customer to a new operating model. These favorable movements were partly offset by unfavorable movements in prepayments and accrued income of $23.8 million and long-term liabilities of $3.5 million.

Net cash used in investing activities

Net cash utilized in investing activities increased by $0.4 million to $40.5 million in the twelve months ended December 31, 2025. Higher spend on plant, property and equipment, $18.7 million increase, which included the updating of machines in Greece, a $1.8 million increase in contract costs spending and $7.5 million of holiday park floats sold as part of the sale of the holiday parks business and certain associated leisure assets were largely offset by the net proceeds from the sale of our holiday park business and associated leisure assets of $24.4 million, $1.3 million of cash received in escrow as part of the sale and the $1.9 million reduced spend on capital software.

Net cash used by financing activities

During the twelve months ended December 31, 2025, cash used by financing activities was net neutral. The refinancing of the business in June 2025 resulted in a net generation of cash of $8.2 million which was offset by a $7.8 million outflow relating to finance lease spend and a $0.4 million repurchase of company shares. During the twelve months ended December 31, 2024, net cash used by financing activities was $1.6 million all relating to finance lease spend.

Funding Needs and Sources

To fund our obligations, historically we have relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of December 31, 2025, we had liquidity consisting of $43.3 million in cash, of which $1.3 million is restricted in escrow until November 2026, and a further $23.9 million of undrawn revolver facility. This compares to $29.3 million of cash as of December 31, 2024, with a further $6.3 million of revolver facilities undrawn. We had a working capital outflow of $7.3 million for the twelve months ended December 31, 2025, compared to a $89.5 million outflow for the twelve months ended December 31, 2024.

The level of our working capital surplus or deficit varies with the level of machine procurement we are undertaking and our capitalization as well as the seasonality evident in some of the businesses. In periods with minimal machine volumes and capital spend, our working capital is typically more stable. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are typically higher and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Historically, some of our business operations require cash to be held within the machines. However with the sale of our holiday park business and certain associated leisure assets in November 2025, the operational float requirement is removed. As of December 31, 2025, none of our $43.3 million of cash were held as operational floats within the machines. At December 31, 2024, $2.9 million of our $29.3 million of cash were held as operational floats within the machines

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through April 2027.

Long Term and Other Debt

(In millions)	December 31, 2025		December 31, 2024
Cash held	£31.2	$42.0	£23.4	$29.3
Restricted cash	0.9	1.3
Revolver drawn	-	-	(15.0)	(18.8)
Original principal senior debt	(270.0)	(363.2)	(235.0)	(294.4)
Cash interest accrued	(1.7)	(2.3)	(1.9)	(2.4)
Finance lease creditors	(13.4)	(18.1)	(18.4)	(23.0)
Total	£(253.0)	$(340.3)	£(246.9)	$(309.3)

Note: Table presented in GBP and USD as principle senior debt has a base currency of GBP, movements in the USD value represent foreign currency exchange rate fluctuations.

Debt Covenants

On June 4, 2025, the group entered into a Senior Note Purchase Agreement with the facilities being issued on June 9, 2025. At the same time the group entered into a Senior Facilities Agreement. These facilities also became available on June 9, 2025 but remained undrawn. At this point, all previously existing debt and revolver facilities were fully repaid. Full details of the refinancing of the group and of the terms and conditions of the new debt facilities can be found in Note 13 Long Term and Other Debt.

Under the Note Purchase Agreement in place as of December 31, 2025, we are subject to covenant testing on the Senior Notes. The Notes Purchase Agreement requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 5.0x on the test date for the relevant periods ending September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027, stepping down to 4.75x on June 30, 2027 and each relevant period thereafter (the “Notes Financial Covenant”). The Notes Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as consolidated net income after adding back certain items including (without limitation) interest expense, taxes, depreciation and amortization expenses and exceptional or non-recurring costs and losses and after adjusting for certain projected savings and synergies) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis. The Notes Purchase Agreement does not include a minimum interest coverage ratio or other financial covenants.

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

Covenant testing at December 31, 2025 showed covenant compliance with the current debt facilities in place.

Under the previous debt facilities, there were no covenant violations in the twelve-month periods ended December 31, 2025 or December 31, 2024.

Liens and Encumbrances

As of December 31, 2025, our Senior Notes were secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Share Repurchases

On November 1, 2025 the Board of Directors authorized a new share repurchase program permitting the repurchase, subject to repurchases being effected on or before November 30, 2028 of up to an aggregate amount of $25.0 million of the Company’s issued and outstanding shares of common stock. Since the authorization, the Company has repurchased an aggregate of 56,604 shares of our common stock at an aggregate cost of $0.4 million.

Previously, the Board of Directors had authorized that the Company may use up to $25.0 million to repurchase Inspired shares of common stock, subject to repurchases being effected on or before May 10, 2025. There were no repurchases in the twelve months ended December 31, 2025 under this authorization. Under this authorization, the Company had repurchased an aggregate of 1,193,118 shares of our common stock at an aggregate cost of $12.0 million. This plan has now lapsed.

Total cumulative share repurchases under both share repurchase programs amount to an aggregate of 1,249,722 shares of our common stock at an aggregate cost of $12.4 million.

Contractual Obligations

As of December 31, 2025, our contractual obligations were as follows:

Contractual Obligations (in millions)	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
Operating activities
Interest on long term debt	$159.2	$35.5	$35.3	$88.4	$-
Purchase of machines	2.9	2.9	-	-	-

Financing activities
Senior secured notes - principal repayment	363.2	-	-	363.2	-
Finance lease payments	18.0	4.2	4.9	8.9	-
Operating lease payments	8.9	2.9	1.5	2.8	1.7
Interest on non-utilization fees	1.3	0.3	0.3	0.7	-
Total	$553.5	$45.8	$42.0	$464.0	$1.7

Off-Balance Sheet Arrangements

As of December 31, 2025, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

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

The Company recognized service and product revenue of $278.6 million and $25.5 million, respectively, for the year ended December 31, 2025. The Company’s revenue recognition policy, which requires significant judgments and estimates, is fully described in Note 1 “Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

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

Interest Rate Risk

Following the Company’s refinancing of its debt in June 2025, the external borrowings of £270.0 million ($363.2 million) are provided at a rate per annum equal to SONIA plus a margin (based on the Company’s consolidated senior secured net leverage ratio) ranging from 5.50% to 6.00% per annum fixed rate. Therefore, movements in rates such as SONIA will impact on the current borrowings with increases in SONIA leading to a higher interest charge.

As at December 30, 2025, we had £270.0 million ($363.2 million) of senior note debt subject to a floating rate interest charge that can vary with the SONIA rate. If the floating interest rates increased by 1%, the additional interest charge would have been approximately $2.0 million for the twelve months ended December 31, 2025. If the floating interest rates increased by 5%, the additional interest charge would have been approximately $10.1 million for the twelve months ended December 31, 2025.

Up until the refinancing of the debt in June 2025, the previous external borrowings were provided at a fixed rate. Therefore, movements in rates such as SONIA did not impact on the borrowings and the only fluctuation that was reported was solely caused by movements in the exchange rates between the Company’s functional currency and its reporting currency.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. To estimate our foreign currency exchange rate risk, we identify material Euro and US Dollar trading and balance sheet amounts and recalculate the result using a 10% movement in the GBP:US Dollar exchange rate. For the trading figures the 10% movement is based on the average exchange rate throughout the reported period and for the balance sheet figures the 10% movement is based on the exchange rate used at December 31, 2025.

Excluding intercompany balances, our Euro and US Dollar functional currency net assets total approximately $29.4 million and $9.8 million respectively. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2025, would result in favorable translation adjustments of approximately $2.5 million and $1.0 million respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained gains from Euro based entities earned in Euros and retained losses from USD based entities earned in US Dollars in the twelve months ended December 31, 2025, were €16.1 million and $11.4 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of December 31, 2025, would result in translation adjustments of approximately $1.7 million favorable and $1.0 million unfavorable, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operational results favorably by approximately $2.3 million and would result in unfavorable translation adjustments of approximately $5.7 million, recorded in other comprehensive loss.

For further information regarding the external borrowings, see Note 13 to the Consolidated Financial Statements, “Long Term and Other Debt”.

ITEM 8. Financial Statements and Supplementary Data.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Inspired Entertainment, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inspired Entertainment, Inc, and Subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit results, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Revenue Recognition

As described in Note 1 of the consolidated financial statements, the Company’s revenues are generated through four segments (Gaming, Virtual, Interactive, and Leisure). Each of the four segments provides different offerings to their customers. Examples include: (a) Gaming revenue includes delivery of gaming terminals preloaded with proprietary gaming software, server-based content, as well as services such as terminal repairs, maintenance, software updates and upgrades, and content development; (b) Virtual revenue includes packaged products and services in either an on-premise solution or a hosted solution; (c) Interactive revenue is generated from various game content made available via third party aggregation platforms integrated with the Company’s remote gaming server or direct to operators on the Company’s remote gaming servers platform, and services such as customer support, platform maintenance, updates and upgrades; and (d) Leisure revenue is generated by supplying and operating gaming terminals and amusement machines within arcades, motorway service areas, and pubs, providing managed service solutions. The Company recognized revenue of $304.1 million for the year ended December 31, 2025.

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

The Company capitalized $12.1 million of software development costs, with the majority of the costs being employee wages and the remaining as external vendor costs, during the year ended December 31, 2025. Total capitalized software development costs are $22.7 million as of December 31, 2025.

We identified software development costs as a critical audit matter because of the judgment exercised by management in determining whether costs incurred on software development projects have met the capitalization criteria, which in turn, required a higher degree of auditor judgment in performing procedures and evaluating audit evidence.

The primary audit procedures we performed to address this critical audit matter include:

●	We obtained an understanding of management’s process for evaluating software development costs and the nature of software development costs capitalized.
●	We inspected underlying documentation for a sample of projects to evaluate whether the costs were capitalizable under the applicable accounting standards.
●	We tested individual payroll and non payroll related costs, on a sample basis, and assessed whether such costs were properly capitalized based upon the nature and stage of work performed and whether the requisite capitalization criteria were met.
●	We conducted corroborative interviews with Company personnel involved in software development regarding the nature and functionality of costs incurred related to capitalized software projects.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2016 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

New York, New York
March 10, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Inspired Entertainment, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inspired Entertainment, Inc. and Subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit results, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2016 through 2025.

New York, NY

March 26, 2025

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash	$42.0	$29.3
Restricted cash	1.3	—
Accounts receivable, net	43.9	65.4
Inventory	18.5	28.0
Prepaid expenses and other current assets	46.8	36.0
Corporate tax and other current taxes receivable	5.5	1.2
Total current assets	158.0	159.9

Property and equipment, net	60.5	56.4
Software development costs, net	22.7	22.4
Other acquired intangible assets subject to amortization, net	14.0	16.1
Goodwill	62.1	57.8
Finance lease right of use asset	21.7	18.7
Operating lease right of use asset	7.8	16.2
Costs of obtaining and fulfilling customer contracts, net	12.1	11.0
Deferred tax	65.3	67.4
Other assets	15.7	12.5
Total assets	$439.9	$438.4

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$42.7	$53.7
Corporate tax and other current taxes payable	9.1	12.3
Deferred revenue, current	7.1	5.8
Operating lease liabilities	2.9	5.1
Current portion of long-term debt	—	18.8
Current portion of finance lease liabilities	4.3	4.4
Other current liabilities	4.7	3.9
Total current liabilities	70.8	104.0

Long-term debt	345.2	292.2
Finance lease liabilities, net of current portion	13.8	18.6
Deferred revenue, net of current portion	19.1	12.8
Operating lease liabilities	6.1	11.7
Other long-term liabilities	1.1	2.4
Total liabilities	456.1	441.7

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 26,873,509 shares and 26,581,972 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid in capital	394.9	389.9
Accumulated other comprehensive income	47.8	48.3
Accumulated deficit	(458.9)	(441.5)
Total stockholders’ deficit	(16.2)	(3.3)
Total liabilities and stockholders’ deficit	$439.9	$438.4

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in millions, except share and per share data)

	Year Ended December 31, 2025	Year Ended December 31, 2024
Revenue:
Service	$278.6	$258.6
Product sales	25.5	38.5
Total revenue	304.1	297.1

Cost of sales, excluding depreciation and amortization:
Cost of service (1)	(70.2)	(70.3)
Cost of product sales (1)	(16.3)	(22.0)
Selling, general and administrative expenses	(128.1)	(130.8)
Depreciation and amortization	(52.4)	(43.3)
Loss on sale of business	(6.6)	—
Net operating income	30.5	30.7

Other expense
Interest expense, net	(37.3)	(29.4)
Other finance income	0.9	0.5
Total other expense, net	(36.4)	(28.9)

Net (loss) income before income taxes	(5.9)	1.8

Income tax (expense) benefit	(11.1)	63.0
Net (loss) income	(17.0)	64.8

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(0.7)	1.4
Deferred tax on foreign currency translation (loss) gain	0.1	(1.0)
Change in fair value of hedging instrument	(0.5)	—
Reclassification of gain on hedging instrument to comprehensive income	(0.1)	—
Deferred tax on movement in hedging instrument	0.1	—
Actuarial gains on pension plan	0.8	4.7
Deferred tax on actuarial gains on pension plan	(0.2)	(1.1)
Other comprehensive (loss) income	(0.5)	4.0

Comprehensive (loss) income	$(17.5)	$68.8

Net (loss) income per common share – basic	$(0.58)	$2.27
Net (loss) income per common share - diluted	$(0.58)	$2.22

Weighted average number of shares outstanding during the year – basic	29,060,055	28,521,027
Weighted average number of shares outstanding during the year - diluted	29,060,055	29,199,375

Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(6.7)	$(7.6)

(1)	Excluding depreciation and amortization

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in millions, except share data)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit
Balance as of January 1, 2024	26,219,021	$—	$386.1	$44.3	$(506.3)	$(75.9)
Foreign currency translation adjustments	—	—	—	1.4	—	1.4
Deferred tax on foreign currency translation adjustments	—	—	—	(1.0)	—	(1.0)
Actuarial gains on pension plan	—	—	—	4.7	—	4.7
Deferred tax on actuarial gains on pension plan	—	—	—	(1.1)	—	(1.1)
Issuances under stock plans	362,951	—	(3.0)	—	—	(3.0)
Stock-based compensation expense	—	—	6.8	—	—	6.8
Net income	—	—	—	—	64.8	64.8

Balance as of December 31, 2024	26,581,972	—	389.9	48.3	(441.5)	(3.3)
Foreign currency translation adjustments	—	—	—	(0.7)	—	(0.7)
Deferred tax on foreign currency translation adjustments	—	—	—	0.1	—	0.1
Change in fair value of hedging instrument	—	—	—	(0.5)	—	(0.5)
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(0.1)	—	(0.1)
Deferred tax on movement in hedging instrument	—	—	—	0.1	—	0.1
Actuarial gains on pension plan	—	—	—	0.8	—	0.8
Deferred tax on actuarial gains on pension plan	—	—	—	(0.2)	—	(0.2)
Issuances under stock plans	348,141	—	(1.3)	—	—	(1.3)
Repurchase of common stock	(56,604)	—	—	—	(0.4)	(0.4)
Stock-based compensation expense	—	—	6.3	—	—	6.3
Net loss	—	—	—	—	(17.0)	(17.0)

Balance as of December 31, 2025	26,873,509	$—	$394.9	$47.8	$(458.9)	$(16.2)

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash flows from operating activities:
Net (loss) income	$(17.0)	$64.8
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46.5	43.3
Amortization of finance lease right of use asset	5.9	—
Amortization of operating lease right of use asset	4.7	4.4
Loss on sale of business	6.6	—
Stock-based compensation expense	6.7	7.6
Amortization of deferred financing fees relating to senior debt	3.0	1.1
Deferred tax	2.9	(69.4)
Changes in assets and liabilities:
Accounts receivable	24.2	(22.8)
Inventory	7.3	3.8
Prepaid expenses and other assets	(18.0)	5.8
Corporate tax and other current taxes payable	(8.9)	1.1
Accounts payable and accrued expenses	(10.7)	(10.6)
Deferred revenue and customer prepayment	6.7	7.2
Operating lease liabilities	(4.1)	(4.0)
Pension contributions	(1.2)	(1.5)
Other long-term liabilities	(2.6)	0.9
Net cash provided by operating activities	52.0	31.7

Cash flows from investing activities:
Purchases of property and equipment	(35.7)	(17.0)
Purchases of capital software and internally developed costs	(9.9)	(11.8)
Net cash on sale of business	18.1	—
Contract cost expenditures	(13.0)	(11.3)
Net cash used in investing activities	(40.5)	(40.1)

Cash flows from financing activities:
Proceeds from long-term debt	365.7	—
Repayments of long-term debt and short-term debt	(338.6)	—
Debt fees incurred	(18.8)	—
Repurchase of common stock	(0.4)	—
Repayments of finance leases	(7.9)	(1.6)
Net cash provided by (used in) financing activities	—	(1.6)

Effect of exchange rate changes on cash	2.5	(0.7)
Net increase (decrease) in cash	14.0	(10.7)
Cash, beginning of period	29.3	40.0
Cash and restricted cash, end of period	$43.3	$29.3

Components of cash and restricted cash
Cash	42.0	29.3
Restricted cash	1.3	—
Total cash and restricted cash, end of period	$43.3	$29.3

Supplemental cash flow disclosures
Cash paid during the period for interest	$36.6	$26.6
Cash paid during the period for operating leases	$7.5	$9.2

Supplemental disclosure of noncash investing and financing activities
Right of use property and equipment acquired through finance lease	$11.1	$21.9
Lease liabilities arising from obtaining finance lease right of use assets	$(1.3)	$(18.7)
Lease liabilities arising from obtaining operating lease right of use assets	$(1.1)	$(6.5)
Additional paid in capital from net settlement of RSUs	$(1.3)	$(3.0)

The accompanying notes are an integral part of these consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

1. Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies

Company Description and Nature of Operations

Inspired Entertainment, Inc. (the “Company”, “Inspired”, “we” or “us”) is a global gaming technology company, supplying content, platform and other products and services to licensed online and land-based lottery, betting and gaming operators worldwide through a broad range of distribution channels, on a business-to-business basis. We provide end-to-end digital gaming solutions (i) on our own proprietary and secure network, which accommodates a wide range of devices, including land-based gaming machine terminals, mobile devices and online computer applications and (ii) through third party networks. Our content and other products can be found through the consumer-facing portals of our customers operating digital channels, on aggregator platforms, and in licensed betting offices, adult gaming centers, pubs, bingo halls and motorway service areas for our customers operating land-based venues.

Management Liquidity Plans

As of December 31, 2025, the Company’s cash on hand, excluding restricted cash, was $42.0 million, and the Company had working capital in addition to cash and unrestricted cash of $43.9 million. The Company recorded a net loss of $17.0 million and net income of $64.8 million for the years ended December 31, 2025 and December 31, 2024, respectively. Net loss/income includes non-cash stock-based compensation of $6.7 million and $7.6 million for the years ended December 31, 2025 and December 31, 2024, respectively.

Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $52.0 million and $31.7 million for the years ended December 31, 2025 and December 31, 2024, respectively.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through March 2027.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Foreign Currency Translation

For most of our operations, the British pound (“GBP”) is our functional currency. Our reporting currency is the USD. We also have operations where the local currency is the functional currency, including our operations in mainland Europe and North America. Assets and liabilities of foreign operations are translated at period-end rates of exchange, equity is translated at historical rates of exchange and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are recorded as a separate component of accumulated other comprehensive income in stockholders’ deficit. Gains or losses resulting from foreign currency transactions are included in Selling, general and administrative expenses and Interest expense, net in the Consolidated Statement of Operations and Comprehensive Income (Loss). Aggregate foreign currency losses included in net income amounted to $0.1 million and $2.4 million for the years ended December 31, 2025 and December 31, 2024, respectively.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Cash and Restricted Cash

We deposit cash with financial institutions that management believes are of high credit quality. Substantially all of the Company’s cash is held outside of the U.S.

Restricted cash consists of escrowed funds from the sale of UK holiday parks business and certain associated leisure assets. The funds are restricted for a period of 12 months from the sale completion date and therefore not available for general corporate purposes until November 2026. In the absence of any claims against the standard warranties provided as part of merger & acquisition transactions, the restriction is time-based only and will lapse automatically upon expiration of the escrow period.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Our standard credit terms are net 30 to 60 days.

Expected credit losses are estimated using the Aging Schedule method and are determined on the basis of the amount of time that a receivable has remained outstanding.

In estimating expected credit losses, management considers all available relevant information, including details about past events, current conditions, asset-specific risk characteristics and reasonable and supportable forecasts.

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

Under certain contracts, the timing of our invoices does not coincide with revenue recognized under the contract. We have unbilled accounts receivable which represent revenue recorded in excess of amounts invoiced under the contract and generally become billable at contractually specified dates. These amounts consist primarily of revenue from our share of net winnings earned on a daily basis where the billing period does not fall on the last day of the period. We had $30.2 million and $26.0 million of unbilled accounts receivable as of December 31, 2025 and December 31, 2024, respectively.

Inventories

Inventories consist primarily of gaming terminals and related parts and other component parts. Inventories are stated at the lower of cost or net realizable value, using the first-in-first-out method. We determine the lower of cost or net realizable value of our inventory based on estimates of potentially excess and obsolete inventories after considering historical and forecasted demand and average selling prices. Demand for gaming terminals and parts inventory is also subject to technological obsolescence. Cost includes all direct costs and an appropriate proportion of fixed and variable overheads.

Property and Equipment

Property and equipment are recorded at cost, and when placed into service, depreciated and amortized to their residual values using the straight-line method over the estimated useful lives of the related assets as follows:

Leasehold property	Shorter of the useful life or the life of the lease
Gaming and amusement terminals	2 – 7 years
Plant and machinery and fixtures and fittings	3 – 10 years
Computer equipment	3 – 10 years

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Software Development and Research and Development Costs

Research and development costs, which primarily consist of employee compensation costs and exclude costs relating to non-project time, leave and absence, are expensed as incurred, except for software product development costs that are eligible for capitalization, as described below. Total research and development costs amounted to $19.4 million and $22.7 million in the years ended December 31, 2025 and 2024, respectively. Research and development costs amounting to $8.4 million and $7.8 million were capitalized during the years ended December 31, 2025 and 2024, respectively. In addition, amounts relating to Costs of obtaining and fulfilling customer contracts, net, of $5.5 million and $4.2 million were capitalized during the years ended December 31, 2025 and 2024, respectively. We expensed $5.5 million and $10.7 million during the years ended December 31, 2025 and 2024, respectively as they related to maintenance, research or support costs. Employee related costs associated with these activities are included in Selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

We purchase, license and incur costs to develop external use software to be used in the products we sell, lease or license to customers. Such costs are capitalized under ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed. Costs incurred in developing such software are expensed when incurred as research and development costs until technological feasibility has been established, after which costs are capitalized up to the date the software is available for general release to customers. We capitalize the payments made for software that we purchase or license for use in our products that have previously met the technological feasibility criteria prior to our purchase or license. Once available for general release, capitalized external use software development costs are amortized over the estimated economic life, which ranges from two to four years. Amortization of such costs is included in Depreciation and amortization in the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

Impairment of Goodwill and Long-Lived Assets

We test for goodwill impairment at least annually as of December 1, and whenever other facts and circumstances indicate that the carrying value may not be recoverable. For goodwill impairment evaluations, we first make a qualitative assessment to determine if goodwill is may be impaired. If it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. Goodwill is carried, and therefore tested, at the reporting unit level. As of December 31, 2025 we have five reporting units, Virtual Sports, Interactive, Leisure, and two reporting units within our Gaming segment. If the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, will be measured by comparing the implied fair value of goodwill to its carrying amount and would be charged to operations as an impairment loss.

As of December 1, 2025 we determined that it was more-likely-than-not that the fair value of the Virtual Sports reporting unit was less than its carrying value. We carried out a quantitative goodwill impairment analysis and determined that the fair value of the Virtual Sports reporting unit exceeded its carrying value, including goodwill. As a result, it was concluded that there was no impairment of the Virtual Sports goodwill. It was not considered to be more-likely-than-not that the fair value of all other reporting units was less than their carrying values as of December 1, 2025.

As of December 31, 2025 and 2024 management determined there were no indicators of impairment and concluded that no impairment was required at any of these dates.

We assess the recoverability of long-lived assets and intangible assets with finite useful lives whenever events arise or circumstances change that indicate the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets (or asset groups) to be held and used is measured by a comparison of the carrying amount of the asset (or asset group) to the expected net future undiscounted cash flows to be generated by that asset (or asset group) or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through expected net future undiscounted cash flows. The amount of impairment of other long-lived assets and intangible assets with finite lives is measured by the amount by which the carrying amount of the asset exceeds the fair market value of the asset. As of December 31, 2025 and 2024 management determined there were no indicators of impairment and concluded that no impairment was required at any of these dates. Refer to Note 8, “Intangible Assets and Goodwill” for more information.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Indirect Taxes

The Company is subject to indirect taxes in some locations. The amount of indirect tax liability is determined by applying the applicable tax rate to the invoiced amount of goods and services sold less indirect tax paid on purchases made with the relevant supporting invoices. Indirect tax is collected from customers by the Company on behalf of the tax authorities and is therefore not charged to the Consolidated Statement of Operations and Comprehensive Income (Loss).

Derivative Financial Instruments and Hedging Activities

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value, with assets and liabilities presented on a gross basis with the exception of where they are with the same counterparty in which case they are offset and presented on a net basis. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance in ASU 2011-04, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Details of the Company’s interest rate swap are given in note 14.

From time to time we enter into foreign currency forward contracts to mitigate the risk associated with cash payments required to be made in non-functional currencies or to mitigate the risk associated with cash to be received in non-functional currencies. At December 31, 2025, there are no foreign currency forward contracts in place.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Acting as a Principal or an Agent

The Company evaluates arrangements where we may be acting as either principal or agent. We may include: subcontractor services, third-party vendor services, products or Machine Gaming Duty in certain arrangements. In these arrangements, revenue from sales are recorded gross when we are the principal for the transaction and net of our costs when we are acting as an agent between the customer and the vendor. To determine whether we are principal or agent, we consider whether we obtain control of the services or products before they are transferred to the customer. In making this evaluation, several factors are considered, most notably whether we have primary responsibility for fulfillment to the end customer, as well as inventory risk and pricing discretion.

Segment Revenue

The Company has detailed evaluation of segment specific revenue recognition requirements under ASC 606 or ASC 842, as appropriate.

Gaming Revenue

Gaming contracts typically include multiple performance obligations such as delivery of our gaming terminals preloaded with proprietary gaming software, server-based content, as well as services such as terminal repairs, maintenance, software updates and upgrades on a when-and-if available basis and content development. Consideration with respect to these performance obligations typically takes the form of a fixed price per terminal billed upfront and a usage based fee in the form of percentage of net winnings, billed in arrears (usually monthly).

Transaction price is allocated to all performance obligations within a contract on the basis of their standalone selling prices. Terminal revenue is recognized at the point in time in accordance with contractual terms of each arrangement, but predominantly upon transfer of physical possession of the terminal or the lapse of customer acceptance provisions. Services such as terminal repairs, maintenance, software updates and upgrades and content development are considered stand-ready obligations; therefore, control transfers and revenue is recognized over time over the term of the service period. As the license of our intellectual property is the predominant item to which the royalty relates, revenue is recognized in the period the sale or usage occurs and is reported by the licensee.

The Company also enters into arrangements that provide the customer with the right to use the terminals, wherein the Company operates as both a lessor and a content and service provider. ASC 842 provides a practical expedient that permits lessors to aggregate non-lease components (server-based content, terminal repairs, maintenance, software updates and upgrades and content development) and the associated lease components (terminals) if certain conditions are met and account for the combined unit of accounting under either ASC 606 or ASC 842, based on the predominant characteristic in the arrangement. In contracts where we provide content and services that are identified as non-lease components as well as underlying assets that are identified as lease components and the lease is an operating lease, the content and service provided to the customer represents the most critical element of the arrangement. The Company has elected to combine the non-lease component and the lease component and account for the entire arrangement under ASC 606 based on the consideration that the content and service offering is the predominant and critical element of the contract.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

For the on-premise solution, contracts typically include multiple performance obligations such as delivery of the software license, games and the content in addition to certain services such as software maintenance, support, updates, upgrades on a when-and-if available basis and content development. Consideration with respect to these performance obligations is a royalty that typically takes the form of a percentage of net winnings billed in arrears (usually monthly). As the license of intellectual property is the predominant item to which the royalty relates, the sales- and usage-based royalty is recognized in the period the sale or usage occurs and is reported by the licensee. Services such as software maintenance, support, updates, upgrades on a when-and-if available basis and content development are considered stand-ready obligations; therefore, control transfers and revenue is recognized over time over the term of the service period.

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

Leisure Revenue

Up to November 6, 2025 and the sale of our UK holiday parks business and certain associated leisure assets, the Company jointly operated arcades within holiday resorts with the resort owners. The Company also wholly operates a number of gaming arcades within certain motorway service stations. The Leisure segment contract typically includes one stand-ready performance obligation to provide managed services to pubs, holiday resorts and amusement arcades, both standalone and within motorway service stations. Subsequent to the sale of our UK holiday parks business and certain associated leisure assets, this reduced to only pubs, bingo and motorway service stations. Managed service is an end-to-end management solution to provide a comprehensive range of gaming machine terminals, amusement machine terminals, and service of operating amusements over a term, as well as service obligations related to terminal repairs, content and maintenance, cash collections, personnel and other services. Consideration with respect to these performance obligations typically takes the form of usage-based fees (percentage of net win) which is recognized as usage is incurred, with adjustments to account for the movement of income uncollected in the specific period. These fees are billed in arrears (usually monthly) and due typically 30 days from the date of the invoice.

The Company also provides terminal maintenance and spares management services to third parties, including customers. Consideration with respect to this stand-ready performance obligation takes the form of either variable fees based on number of machines being serviced during a period or fixed fees per time period. These fees are billed in arrears and typically settled within 30 days. Revenue is recognized over time over the term of the service period.

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

Capitalized contract acquisition costs and costs to fulfill a contract are amortized on a systematic basis over the expected period of benefit which ranges from 0 to 4 years based on the contract term and pattern of transfer of the underlying goods and/or services being provided to the customer.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Disaggregation of revenue

Information on disaggregation of revenue is included in Note 27, “Segment Reporting and Geographic Information.”

Shipping and Handling Costs

Shipping and handling costs for products sales and terminals related to subscription services are included in cost of sales for all periods presented.

Share-Based Payment Arrangements

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock units that have time and performance vesting conditions, restricted stock units that have market conditions are valued using a Monte Carlo simulation model.

The Company has elected to recognize stock-based compensation cost using the graded vesting attribution method for each separately vesting tranche of the award from the grant date to the date that each tranche vests over the requisite service period for the restricted stock units. The Company accounts for forfeitures as they occur. For awards that vest over time, previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Subsequent modifications to outstanding awards result in incremental cost if the fair value is increased as a result of the modification. The incremental cost is charged over the estimated service derived period.

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

Comprehensive (Loss) Income

We include and separately classify in comprehensive (loss) income unrealized gains and losses arising from foreign currency translation adjustments and from hedging instruments, gains or losses associated with pension or other post-retirement benefits, prior service costs or credits associated with pension or other post-retirement benefits and transition assets or obligations associated with pension or other post-retirement benefits.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

In July 2025, the FASB issued ASU No. 2025-05, “Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, as follows:

1.	Practical expedient. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.
2.	Accounting policy election. An entity other than a public business entity that elects the practical expedient is permitted to make an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses.

The guidance should be adopted prospectively and will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. We will be adopting the practical expedient as of January 1, 2026, and the adoption of ASU 2025-05 is not expected to have a material impact on the Company’s financial statement presentation or disclosures.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 changes the cost capitalization threshold by:

1.	eliminating accounting consideration of software project development stages; cost capitalization would begin when (1) management has authorized and committed to funding the project and (2) it is ‘probable’ the project will be completed and the software used to perform its intended function (the ‘probable-to-complete’ threshold); and
2.	enhancing the guidance around the ‘probable-to-complete’ threshold (given its new prominence) and providing new examples in Subtopic 350-40 to illustrate its application.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

ASU 2025-06 also modifies the website development costs guidance by eliminating Subtopic 350-50 and relocating any remaining relevant guidance into Subtopic 350-40 and adding a new example. The guidance can be adopted retrospectively, prospectively or on a modified prospective basis and will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We are still evaluating the effect of this guidance.

In November 2025, the FASB issued ASU No. 2025-09, “Hedge Accounting Improvements” (“ASU 2025-09”). Consistent with the original objective of Update 2017-12, the objective of ASU 2025-09 is to more closely align hedge accounting with the economics of an entity’s risk management activities. Five issues are addressed in ASU 2025-09 and are intended to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. The five issues are as follows:

1.	Similar Risk Assessment for Cash Flow Hedges
2.	Hedging Forecasted Interest Payments on Choose-Your-Rate Debt Instruments
3.	Cash Flow Hedges of Nonfinancial Forecasted Transactions
4.	Net Written Options as Hedging Instruments
5.	Foreign-Currency-Denominated Debt Instrument as Hedging Instrument and Hedged Item (Dual Hedge)

ASU 2025-09 applies to any entity that elects to apply hedge accounting in accordance with Topic 815 and is effective for annual periods beginning after December 15, 2026 and for interim reporting periods within those annual reporting periods. We are still evaluating the effect of this guidance, however, the adoption of ASU 2025-09 is not expected to have a material impact on the Company’s financial statement presentation or disclosures.

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”). The amendments in ASU 2025-11 clarify interim disclosure requirements and the applicability of Topic 270. The amendments result in a comprehensive list of interim disclosures that are required by GAAP. In developing the list of disclosures required by other Topics, the FASB focused on identifying the interim disclosures that are currently required under GAAP. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The intent of the disclosure principle, which is modeled after a previous SEC disclosure requirement, is to help entities determine whether disclosures not specified in Topic 270 should be provided in interim reporting periods. The amendments also clarify the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. The FASB expects that these clarifications will enhance consistency in interim reporting for all entities. The amendments are effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, and can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The adoption of ASU 2025-11 is not expected to have a material impact on the Company’s financial statement presentation or disclosures.

In December 2025, the FASB issued ASU No. 2025-12, “Accounting Standards Update Codification Improvements” (“ASU 2025-12”). The FASB has a standing project to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to generally accepted accounting principles. This evergreen project facilitates Codification updates for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The resulting amendments are collectively referred to as Codification improvements. The FASB decided that the types of issues that it will consider through this project are improvements that are not expected to have a significant effect on current accounting practice or result in significant costs to most entities. Thirty-three issues are addressed in ASU 2025-12 and represent changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. Generally, the amendments in ASU 2025-12 are not intended to result in significant changes for most entities. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The adoption of ASU 2025-12 is not expected to have a material impact on the Company’s financial statement presentation or disclosures.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Newly Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in the ASU enhance income tax disclosures, primarily through standardization, disaggregation of rate reconciliation categories, and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption allowed. We adopted this guidance prospectively as of January 1, 2025, and included the necessary disclosures in this Form 10-K.

On January 1, 2025, the Company adopted ASU No. 2024-02, “Codification Improvements—Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”). This Update contains amendments to the Codification that remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. The adoption of ASU 2024-02 did not have a material impact on the Company’s financial statement presentation or disclosures.

2. Acquisitions and Disposals

On November 7, 2025, the Company completed the sale of its UK holiday parks business and certain associated leisure assets to an unconnected third party, recognizing a loss of $6.6 million.

The Company will provide ongoing gaming content and platform services on a recurring revenue basis with respect to the disposed business, in line with its ordinary course of business. The Company will also provide support for ongoing IT and finance activities of the disposed business for a period of up to 12 months post completion, chargeable on an arms-length basis.

3. Accounts Receivable

Accounts receivable consist of the following:

	December 31, 2025	December 31, 2024
	(in millions)
Trade receivables	$39.0	$61.5
Less: long-term receivable recorded in other assets	(0.6)	(0.9)
Finance lease receivables	6.7	5.8
Allowance for credit losses	(1.2)	(1.0)
Total accounts receivable, net	$43.9	$65.4

Changes in the allowance for credit losses are as follows:

	December 31, 2025	December 31, 2024
	(in millions)
Beginning balance	$(1.0)	$(1.1)
Additional allowance for credit losses on contracts with customers	(0.3)	(0.1)
Write offs	0.1	0.2
Ending balance	$(1.2)	$(1.0)

4. Inventory

Inventory consists of the following:

	December 31, 2025	December 31, 2024
	(in millions)
Component parts	$10.0	$12.3
Work in progress	0.1	0.5
Finished goods	8.4	15.2
Total inventory	$18.5	$28.0

Component parts include parts for gaming terminals. Included in inventory are reserves for excess and slow-moving inventory of $2.5 million and $1.9 million as of December 31, 2025 and 2024, respectively. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	December 31, 2025	December 31, 2024
	(in millions)
Prepaid expenses and other assets	$16.6	$10.0
Unbilled accounts receivable	30.2	26.0
Total prepaid expenses and other assets	$46.8	$36.0

6. Property and Equipment, net

	December 31, 2025	December 31, 2024
	(in millions)
Short-term leasehold property	$3.8	$3.8
Gaming and amusement terminals	170.6	188.4
Computer equipment	20.0	12.8
Plant and machinery	3.7	4.2
	198.1	209.2
Less: accumulated depreciation	(137.6)	(152.8)
	$60.5	$56.4

Depreciation expense amounted to $18.6 million and $19.8 million for the years ended December 31, 2025 and 2024, respectively.

7. Software Development Costs, net

Software development costs, net consisted of the following:

	December 31, 2025	December 31, 2024
	(in millions)
Software development costs	$220.6	$154.8
Less: accumulated amortization	(197.9)	(132.4)
	$22.7	$22.4

During the years ended December 31, 2025 and 2024, the Company capitalized $9.9 million and $12.0 million of software development costs, respectively. The total amount of software costs amortized was $11.5 million and $10.7 million for the years ended December 31, 2025 and 2024, respectively.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The estimated software amortization expense for the years ending December 31, excluding costs that are yet to commence amortization, is as follows:

Year ending December 31, (in millions)
2026	$9.9
2027	6.3
2028	2.9
2029	0.8
2030	0.1
Thereafter	0.2
Total	$20.2

8. Intangible Assets and Goodwill

The following tables present certain information regarding our intangible assets. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives of eighteen months to thirteen years with no estimated residual values, which materially approximates the expected pattern of use.

	December 31, 2025	December 31, 2024
	(in millions)
Trademarks	$21.8	$21.1
Customer relationships	31.3	28.9
Intellectual property licenses	7.4	6.1
	60.5	56.1
Less: accumulated amortization	(46.5)	(40.0)
	$14.0	$16.1

Aggregate intangible asset amortization expense amounted to $3.5 million and $3.3 million for the years ended December 31, 2025 and 2024, respectively.

The estimated intangible asset amortization expense for the years ending December 31 is as follows:

Year ending December 31, (in millions)
2026	$3.0
2027	2.7
2028	1.6
2029	1.2
2030	1.0
Thereafter	4.5
Total	$14.0

Goodwill

Goodwill is summarized as follows:

	December 31, 2025	December 31, 2024
	(in millions)
Balance at beginning of period, gross	$78.3	$79.3
Accumulated goodwill impairment losses, recognized year ended December 31, 2020	(20.5)	(20.5)
Balance at beginning of period, net	57.8	58.8
Foreign currency translation adjustments	4.3	(1.0)
Ending balance, net	$62.1	$57.8

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

9. Other Assets

Other assets consist of the following:

	December 31, 2025	December 31, 2024
	(in millions)
Long term finance lease receivable	$7.5	$5.1
Long term receivables	0.6	0.9
Long term prepaid expenses and other assets	1.8	3.0
Pension surplus	5.8	3.5
	$15.7	$12.5

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2025	December 31, 2024
	(in millions)
Accounts payable	$20.0	$29.3
Payroll and related costs	9.6	5.7
Other creditors	13.1	18.7
	$42.7	$53.7

11. Contract Related Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Right to recover asset	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At December 31, 2025	$39.0	$30.2	$0.7	$(25.9)	$(4.5)
At December 31, 2024	$61.5	$26.0	$0.6	$(18.6)	$(3.9)

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

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $4.8 million and $3.8 million for the years ended December 31, 2025 and 2024, respectively.

For the years ended December 31, 2025 and 2024 there was no significant amounts of revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied in the respective prior periods.

The Company capitalizes certain costs incurred in obtaining or fulfilling a customer contract. The following table summarizes amounts capitalized on the Consolidated Balance Sheets at December 31, 2025 and 2024, net of accumulated amortization.

	December 31, 2025	December 31, 2024
	(in millions)
Costs to obtain contracts with customers, net	$0.7	$0.6
Customer contract fulfillment costs, net	11.4	10.4
Total costs of obtaining and fulfilling customer contracts, net	$12.1	$11.0

Amortization of capitalized contract costs was $12.9 million and $9.5 million during the years ended December 31, 2025 and 2024, respectively. We did not recognize any impairment losses on such costs during the years ended December 31, 2025 or 2024.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Transaction Price Allocated to Remaining Performance Obligations

At December 31, 2025, in respect of contracts exceeding one year duration, the aggregate amount of the transaction price allocated to the performance obligations which are unsatisfied (or partially unsatisfied) at the end of the reporting period was approximately $129.1 million. Of this amount, we expect to recognize as revenue approximately 31% through December 31, 2026, approximately 46% through December 31, 2028, approximately 22% through December 31, 2030 and the remaining 1% through December 31, 2031.

12. Other Liabilities

Other liabilities consist of the following:

	December 31, 2025	December 31, 2024
	(in millions)
Customer prepayments and deposits	$4.5	$3.9
Fair value of hedging instrument	0.2	—
Total other liabilities, current	4.7	3.9
Asset retirement obligations	0.7	2.0
Fair value of hedging instrument	0.4	—
Contract termination costs	0.2	—
Other creditors	0.1	0.4
Total other liabilities, long-term	1.4	2.4
	$6.1	$6.3

13. Long Term and Other Debt

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

Pursuant to the Notes Purchase Agreement, the Issuer issued £270.0 million ($363.2 million, as translated at December 31, 2025) aggregate principal amount of Series B Notes (the “Senior Notes”) on June 9, 2025 (the “Closing Date”). The Senior Notes are initially guaranteed by the Issuer and certain other subsidiaries of the Company (the “Guarantors”). The terms of the Senior Notes and related guarantees are governed by the Notes Purchase Agreement.

Subject to compliance with customary conditions, the Notes Purchase Agreement allows us to incur additional senior secured indebtedness in the amounts permitted under the Senior Notes, either as a new series of notes or as an additional sub tranche or increase of the Senior Notes.

The proceeds from the offering of Senior Notes were used to refinance the previously existing £235.0 million ($316.1 million) senior secured notes due June 1, 2026 (the “Prior Notes”) and £15.0 million ($20.2 million) loans outstanding under the prior revolving credit agreement (the “Prior RCF”) and accrued interest and/or fees, in each case (and any related fees, costs and expenses). The Issuer intends to use the balance of the proceeds for general corporate purposes and/or working capital purposes.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

The Notes Purchase Agreement requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 5.0x on the test date for the relevant periods ending September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027, stepping down to 4.75x on June 30, 2027 and each relevant period thereafter (the “Notes Financial Covenant”). The Notes Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as consolidated net income after adding back certain items including (without limitation) interest expense, taxes, depreciation and amortization expenses and exceptional or non-recurring costs and losses and after adjusting for certain projected savings and synergies) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis. The Notes Purchase Agreement does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at December 31, 2025 showed covenant compliance with a net leverage of 3.06x.

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

If a change of control occurs as specified in the Notes Purchase Agreement, the Issuer must offer to purchase the Notes, in cash, at a redemption price equal to at 100% of the principal amount thereof plus the applicable Call Protection plus accrued and unpaid interest (if any) up to, but excluding, the redemption date. If the Company generates excess cashflow as specified in the Notes Purchase Agreement, the Issuer must offer to apply an agreed percentage of such excess cash flow (subject to certain deductions and varying by reference to the level of senior secured net leverage at such time) to purchase the Senior Notes, in cash, at a redemption price equal to at 100% of the principal amount thereof plus accrued and unpaid interest (if any) up to, but excluding, the redemption date. In addition, the Indenture may require the Issuer to use excess proceeds from certain asset dispositions for an offer to purchase the Senior Notes at 100% of the principal amount thereof plus the applicable Call Protection (unless made in the first 12 months following issuance and not in an amount exceeding £25.0 million ($33.6 million) and made in connection with certain planned disposals by the Company as set out in the Notes Purchase Agreement) plus accrued and unpaid interest (if any) up to, but excluding, the redemption date.

Revolving Credit Facility

In connection with the issuance of the Senior Notes, the Issuer, together with certain subsidiaries of the Company, entered into a Senior Facilities Agreement (the “SFA”) on June 4, 2025, with the Agent, the Security Agent and Barclays Bank plc as original lender (the “Lender”), pursuant to which the Lender agreed to provide, subject to certain conditions, a secured revolving facility (the “RCF”) in an original principal amount of £17.8 million ($23.9 million) under which, as of the Closing Date, the Issuer is able to draw funds. The RCF will terminate on December 9, 2029 (54 months from the Closing Date).

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

The SFA requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 5.50x on the test date for the relevant periods ending September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027, stepping down to 5.25x on June 30, 2027 and each relevant period thereafter (the “RCF Financial Covenant”). The RCF Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as net loss excluding depreciation and amortization, interest expense, interest income and income tax expense) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis. The SFA does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at December 31, 2025 showed covenant compliance with a net leverage of 3.06x.

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

Termination of Prior Financing

The Company’s previous debt consisted of £235.0 million ($316.1 million) of Senior Secured Notes which bore interest at a fixed rate of 7.875% and a Super Senior Revolving Credit Facility in a principal amount of £20.0 million ($26.9 million), of which £15.0 million ($20.2 million) was drawn at the time of termination, which bore interest at a rate per annum equal to (i) SONIA for borrowings in sterling, (ii) LIBOR (or, on and after December 31, 2021, SOFR) for borrowings in US Dollars, or (iii) EURIBOR for borrowings in Euro, as applicable, plus, in each case, a margin (based on the Company’s consolidated senior secured net leverage ratio) ranging from 4.25% to 4.75% per annum.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Outstanding Debt and Finance Leases

The following reflects outstanding debt and finance leases as of the dates indicated below:

	Principal	Unamortized deferred financing charge	Book value, December 31, 2025
	(in millions)
Senior notes	$363.2	$(18.0)	$345.2
Finance lease liabilities	18.1	—	18.1
Total long-term debt outstanding	381.3	(18.0)	363.3
Less: current portion of long-term debt	(4.3)	—	(4.3)
Long-term debt, excluding current portion	$377.0	$(18.0)	$359.0

	Principal	Unamortized deferred financing charge	Book value, December 31, 2024
	(in millions)
Senior secured notes	$313.2	$(2.2)	$311.0
Finance lease liabilities	23.0	—	23.0
Total long-term debt outstanding	336.2	(2.2)	334.0
Less: current portion of long-term debt	(23.2)	—	(23.2)
Long-term debt, excluding current portion	$313.0	$(2.2)	$310.8

The Company is in compliance with all relevant financial covenants and the long-term debt portion is correctly classified as such in line with the underlying agreements.

Long term debt as of December 31, 2025 matures as follows:

Fiscal period:	Senior bank debt	Finance leases	Total
	(in millions)
2026	$—	$4.3	$4.3
2027	—	4.9	4.9
2028	—	5.7	5.7
2029	—	3.2	3.2
2030	363.2	—	363.2
Total	$363.2	$18.1	$381.3

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

14. Derivatives and Hedging Activities

On November 12, 2025, the Company entered into two interest rate swap agreements with Macquarie Bank Limited designed to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows on the current floating rate debt facilities. The swaps are effective from December 9, 2025, until maturity on December 9, 2027. The swaps fix the interest rate at 3.6208% on a notional amount of £250.0 million ($336.3 million), payable to Macquarie Bank Limited, with Macquarie Bank Limited paying an amount to the Company on the notional amount of £250.0 million ($336.3 million) at an interest rate equal to the floating amount due on the Senior Notes, subject to a floor of 3.00%.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the year ended December 31, 2025, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve-months, the Company estimates that an additional $0.3 million will be reclassified as a decrease to interest expense.

As of December 31, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	2	£250.0 million ($336.3 million)

The Company did not have any derivatives as of December 31, 2024.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of December 31, 2025 and December 31, 2024.

	December 31, 2025	December 31, 2024
	(in millions)
Other current liabilities	$0.2	$—
Other long-term liabilities	0.4	—
Total derivatives designated as hedging instruments	$0.6	$—

There was no effect of offsetting of the derivative financial instruments at December 31, 2025.

The tables below present the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income for the year ended December 31, 2025 and December 31, 2024.

Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(in millions)
Interest rate products	$(0.5)	$—

Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(in millions)
Interest expense, net	$0.1	$—

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the year ended December 31, 2025 and December 31, 2024.

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded
Interest expense, net	$(37.3)	$(29.4)

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(in millions)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income
Interest expense, net	$0.1	$—

Credit-risk-related Contingent Features

Each of Inspired Gaming (UK) Limited and Gaming Acquisitions Limited, wholly owned (indirect) subsidiaries of the Company, (each, a “Hedging Subsidiary”) has entered into an industry standard ISDA Master Agreement, with a negotiated Schedule thereto (each, an “ISDA Agreement”), with the counterparty to its derivative transactions and which ISDA Agreements set forth various provisions which govern the relationship between each such Hedging Subsidiary and its counterparty with respect to such derivative instruments. Such provisions include certain events which, if triggered by either party, may give rise to a termination of the relevant derivative instruments, which may trigger a requirement for the exchange of a breakage payment between the parties.

Each ISDA Agreement contains a provision whereby if any of the Company’s subsidiaries that has granted credit support in respect of such derivative transactions defaults on any of its indebtedness above a threshold amount, including default where repayment of such indebtedness has not been accelerated by the relevant creditor, then the relevant Hedging Subsidiary could also be declared in default on its derivative obligations. Each ISDA Agreement also contains a provision where the relevant Hedging Subsidiary could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the relevant Hedging Subsidiary’s default on its indebtedness.

As of December 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to the ISDA Agreements was $0.5 million. As of December 31, 2025, no Hedging Subsidiary has posted any collateral related to the ISDA Agreement, as no collateral is required under the terms thereof. If the Hedging Subsidiaries had breached any of the provisions under the terms, which resulted in an acceleration of the ISDA Agreements, as at December 31, 2025, the Company could have been required to settle its obligations under the respective ISDA Agreements at their termination value of $0.5 million.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

For each period, derivative financial instrument assets and liabilities measured at fair value on a recurring basis are included in the financial statements as per the table below.

		December 31,	December 31,
	Level	2025	2024
		(in millions)
Derivative liability (see note 14)	2	$0.6	$—

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Principal Financial and Accounting Officer determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Principal Financial and Accounting Officer.

At December 31, 2025 and December 31, 2024, there were no Level 3 inputs, and no transfers in or out of Level 3 from other levels in the fair value hierarchy.

16. Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share in one or more series. The Company’s Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 49,000,000 shares of common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each common share.

17. Stock-Based Compensation

The Company’s stock-based compensation plans authorize awards of restricted stock units (“RSUs”), stock options and other equity-related awards. The Company’s 2023 Omnibus Incentive Plan (“2023 Plan”) was adopted by the Company’s Board of Directors on April 10, 2023 and approved by our stockholders on May 9, 2023. The 2023 Plan succeeded the 2021 Omnibus Incentive Plan and the 2018 Omnibus Incentive Plan (collectively, the “Prior Plans”) such that shares subject to the unused reserves of the Prior Plans (e.g., as a result of termination or forfeiture of awards) are instead rolled over to the 2023 Plan. The Company has two other predecessor plans, the 2016 Long-Term Incentive Plan and the Second Long-Term Incentive Plan (collectively, the “Terminated Plans”), whose available balances were terminated in connection with approval of the 2018 Omnibus Incentive Plan. Although outstanding awards under the Terminated Plans remain governed by the terms of such plans, no new awards may be granted or become available for grant thereunder.

As of December 31, 2025, there were (i) 1,306,958 shares subject to outstanding awards under the 2023 Plan, including 493,736 shares subject to performance-based target awards, 93,750 shares subject to market-price vesting conditions and 283,243 shares subject to awards as to which the applicable vesting conditions have been met which remain subject to deferred settlement (a portion of which settled in January 2026); (ii) 1,201,716 shares subject to outstanding awards under the Prior Plans, comprising 97,500 shares subject to market-price vesting conditions and 1,104,216 shares subject to awards as to which the applicable vesting conditions have been met which remain subject to deferred settlement (a portion of which settled in January 2026); and (iii) 1,118,686 shares subject to outstanding awards under the Terminated Plans as to which the applicable vesting conditions have been met which remain subject to deferred settlement. As of December 31, 2025, there were 2,021,962 shares available for new awards under the 2023 Plan (which includes shares rolled over from the Prior Plans) and no shares available for new awards under the Prior Plans. All awards outstanding as of December 31, 2025 consisted of RSUs (including time-based RSUs, performance-based RSUs and stock price based RSUs).

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The Company also has an employee stock purchase plan (“ESPP”) that authorizes the issuance of up to an aggregate of 500,000 shares of common stock pursuant to purchases thereunder by employees. The ESPP, which was approved by stockholders in July 2017, is administered by the Compensation Committee which has discretion to designate the length of offering periods and other terms subject to the requirements of the ESPP. Offerings may also be under the ESPP’s subplan for UK-based employees (the “Subplan”) which was adopted in June 2022 and is designed to meet the requirements of a sharesave plan under UK law. The terms applicable to offerings approved under the ESPP and Subplan for 2024 are described below. Offerings were not approved for 2025.

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

As of December 31, 2025, a total of 456,756 shares remained available for purchase under the ESPP (including in connection with outstanding purchase rights under the Company’s ongoing offering periods). A total of 3,670 shares were purchased in 2024 (at a purchase price of $8.109 per share) and a total of 3,245 shares were purchased in 2025 (at a purchase price of $6.4175 per share). The shares from the 2024 purchases were issued in 2024. Based on enrollments in the ESPP’s Subplan, an aggregate of approximately 77,000 shares were subject to outstanding purchase rights as of December 31, 2025.

A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested Outstanding at January 1, 2025	786,551	$10.82
Granted (1)	816,124	$10.33
Forfeited	(171,750)	$(9.64)
Vested (2)	(455,544)	$(11.61)
Unvested Outstanding at December 31, 2025	975,381	$10.25

(1)	The amount shown as “granted” includes 259,717 performance-based target RSUs for 2025 as to which the number eligible to vest ranged from 0% to 200% of the target amount of RSUs (a maximum of 519,434 RSUs based on attainment of Adjusted EBITDA targets for 2025 and criteria previously set by the Compensation Committee). The amount shown also includes tranches covering an aggregate of 104,166 Adjusted EBITDA RSUs (subject to performance criteria for 2025) which were part of sign-on awards of multiple tranches approved in 2023 for our Executive Chairman and our Chief Executive Officer with respect to which the accounting grant date for the 2025 tranches did not occur until the targets were set in February 2025.

(2)	The RSUs that vested during the year ended December 31, 2025 included: (a) approximately 97,935 RSUs that are subject to deferred settlement terms; and (b) approximately 314,470 RSUs that vested on the last day of the year and were settled on a net share basis in January 2026.

The Company issued a total of 348,141 shares during the year ended December 31, 2025, in connection with the Company’s equity-based plans, which included an aggregate of 274,112 shares issued in connection with the net settlement of RSUs that vested during the prior year (on December 31, 2024) and an aggregate of 36,968 shares subject to awards that vested between 2020 and 2023.

The weighted average grant date fair value of awards granted for years ended December 31, 2025 and December 31, 2024 amounted to $10.33 and $9.07, respectively. The vesting date value of RSUs vesting for years ended December 31, 2025 and December 31, 2024 amounted to $4.2 million and $7.6 million, respectively.

When tax deductions from stock options and awards are less than the cumulative book compensation expense, the tax effect of the resulting differences is a shortfall. For the year ended December 31, 2025 and December 31, 2024 an income tax expense of $0.4 million and $0.5 million was recorded for shortfalls generated from stock options and awards exercised in their respective years.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The Company recognized stock-based compensation expense as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(in millions)
RSUs	$6.2	$6.7
ESPP	0.1	0.1
Payroll taxes on vesting of RSUs	0.4	0.8
	$6.7	$7.6

Total unrecognized compensation expense related to unvested stock awards and unvested RSUs at December 31, 2025 amounts to $4.1 million and is expected to be recognized over a weighted average period of 1.6 years.

18. Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Change in Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2024	$(78.1)	$—	$33.8	$(44.3)
Change during the period	(1.4)	—	(4.7)	(6.1)
Deferred tax on change during the period	1.0	—	1.1	2.1
Balance at December 31, 2024	(78.5)	—	30.2	(48.3)
Change during the period	0.7	0.6	(0.8)	0.5
Deferred tax on change during the period	(0.1)	(0.1)	0.2	—
Balance at December 31, 2025	$(77.9)	$0.5	$29.6	$(47.8)

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because they were contingently issuable shares or because their inclusion would be anti-dilutive:

	Year Ended December 31, 2025	Year Ended December 31, 2024
RSUs	975,381	253,750

The calculation of Basic EPS includes the effects of 2,506,145 and 2,091,536 shares for the years ended December 31, 2025 and 2024, respectively, with respect to RSU awards that have vested but have not yet been issued.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

20. Repurchase of Common Stock

On November 1, 2025, the Board of Directors authorized the Company to use up to $25.0 million to repurchase Inspired common shares, subject to repurchases being effected on or before November 30, 2028 (the “Share Repurchase Program”). Management has discretion as to whether to repurchase shares of the Company.

During the year ended December 31, 2025, the Company repurchased 56,604 shares under the Share Repurchase Program for gross payments of approximately $0.4 million, which were canceled and retired during the year ended December 31, 2025. As of December 31, 2025, approximately $24.6 million remained available for future repurchases under the Share Repurchase Program.

Refer Part II, Item 5 of this report for further details regarding shares repurchased during the three months ended December 31, 2025.

21. Other Finance Income

Other finance income consisted of the following:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(in millions)
Pension interest cost	$(3.6)	$(3.4)
Expected return on pension plan assets	4.5	3.9
	$0.9	$0.5

22. Income Taxes

The effective tax rates for the years ended December 31, 2025 and 2024 were (188.6)% and (3,466.2)%, respectively. For the year ended December 31, 2025, the Company’s effective tax rate differs from the federal statutory rate primarily due to an inclusion for global intangible low-taxed income. For the year ended December 31, 2024, the Company’s effective tax rate differs from the federal statutory rate primarily due to the reversal of a majority of the Company’s valuation allowance on its deferred tax assets in various jurisdictions as well as an inclusion for global intangible low-taxed income.

The components of (loss) earnings before income taxes on the Company’s consolidated statement of operations by the U.S. and foreign jurisdictions were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(in millions)
United States	$(12.4)	$(21.6)
Foreign jurisdictions	6.5	23.4
Ending balance	$(5.9)	$1.8

Income tax provision, as reflected in the Company’s consolidated statement of operations, consists of the following:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(in millions)
Current provision (benefit)
Federal	$2.8	$4.6
State	—	(0.1)
Foreign	5.4	1.9
Total current	$8.2	$6.4

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(in millions)
Deferred provision (benefit)
Federal	$0.3	$(2.7)
Foreign	2.6	(66.7)
Total deferred	$2.9	$(69.4)

Total provision	$11.1	$(63.0)

Supplemental disclosure of cash paid during the period for income taxes (net of refunds received) is as follows:

Year Ended December 31, 2025
(in millions)
Federal	$6.4
UK	(0.2)
Brazil	2.4
Dominican Republic	1.1
Greece	1.5
Other	0.2
Total cash paid for income taxes, net of refunds received	$11.4

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Reconciliation of the differences between the effective income tax rate and federal statutory rate for the year ended December 31, 2025:

	December 31, 2025
	(in millions)
Statutory income tax	$(1.2)	21.0%
State (net of federal)	—	(0.6)%
Foreign tax effects
Brazil
Foreign withholding taxes	2.4	(40.1)%
Dominican Republic
Foreign withholding taxes	1.1	(18.6)%
United Kingdom
Change in valuation allowance	—	0.3%
Effects of rates different than statutory	0.7	(12.0)%
Non-deductible loss on disposal	1.3	(22.5)%
Foreign tax credit on withholding taxes	(2.4)	40.1%
Non-deductible expenses	0.8	(14.0)%
Stock option deduction	0.3	(5.7)%
Prior year true ups	0.5	(7.5)%
Greece
Prior year tax assessment	1.8	(30.9)%
Other foreign jurisdictions
Other	—	(0.5)%
Effects of cross-border tax laws
Global intangible low-taxed income	3.9	(65.3)%
Other	(0.2)	3.9%
Nontaxable or nondeductible items
Non-deductible officers’ compensation	0.9	(15.2)%
Other	(0.1)	2.4%
Change in valuation allowances	1.5	(26.1)%
Other adjustments	(0.2)	2.7%
Effective income tax rate	$11.1	(188.6)%

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the following is a reconciliation of the difference between the effective income tax rate and the federal statutory rate:

December 31, 2024

Statutory income tax	21.0%
State taxes (net of federal)	(7.4)%
Non-deductible officers’ compensation	41.9%
Global intangible low-taxed income	295.2%
Other permanent differences	(14.4)%
Prior year true ups	(59.1)%
Effect of rates different than statutory	59.9%
Non-creditable withholding taxes	83.4%
Subpart F	105.4%
Other	12.8%
Change in valuation allowance	(4,005.0)%
Effective income tax rate	$(3,466.2)%

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The net deferred tax assets and liabilities arising from temporary differences are as follows:

	December 31, 2025	December 31, 2024
	(in millions)
Depreciation	$34.4	$45.8
Net operating losses	30.7	19.7
Other temporary differences	1.5	0.7
Intangible Assets	5.9	7.4
Interest limitation carry forward	5.0	3.3
Right of Use liability	6.7	9.0
Total gross deferred tax assets	84.2	85.9
Valuation allowance balance	(10.4)	(8.5)
Gross deferred tax assets	73.8	77.4
Other temporary differences	(1.5)	(1.1)
Right of Use asset	(7.0)	(8.9)
Gross deferred tax liabilities	(8.5)	(10.0)
Net deferred tax assets	$65.3	$67.4

Changes in the valuation allowance are as follows:

	December 31, 2025	December 31, 2024
	(in millions)
Beginning balance	$8.5	$81.2
Increase (decrease)	1.9	(5.3)
Reversal of allowance	—	(67.4)
Ending balance	$10.4	$8.5

The One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025. The OBBBA contains significant tax law changes with various effective dates affecting business taxpayers. Among the tax law changes that will impact the Company relate to the timing and amount of interest expense deductions within global low-taxed income calculation, and deductions and foreign tax credit calculations related to the global low-taxed income calculation. The tax provision was impacted by the timing and amount of interest expense deductions within the global low-taxed income calculations in 2025.

As of December 31, 2025 the Company’s cumulative state net operating losses are $48.6 million, which begin to expire in 2026. The utilization of the Company’s state net operating losses may be subject to a limitation in the future due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code. As of December 31, 2025, the Company is not aware of an ownership change under Section 382.

As of December 31, 2025 and 2024, the Company also has gross net operating losses in foreign jurisdictions, primarily the UK, totaling $110.7 million and $66.8 million, respectively. The majority of these net operating losses have an unlimited carry forward period.

Management evaluates both positive and negative evidence to estimate whether sufficient future taxable income will be available to utilize existing deferred tax assets. A key piece of objective positive evidence considered is the cumulative income generated over a three-year period. In the fourth quarter of 2024, the Company determined that, due to positive income generation in the United Kingdom in recent years leading to a cumulative income position, and based on forecasted future taxable income, while considering expected permanent and temporary timing tax differences, a significant portion of the valuation allowance against its deferred tax assets was no longer necessary. As of December 31, 2025, the Company maintains a valuation allowance of $8.2 million in the United States and $2.2 million in the United Kingdom. The remaining valuation allowance relates to capital loss carryovers in the United Kingdom, state net operating losses unable to be utilized in the United States and United States interest expected to be limited under Section 163(j).

The Company has not recognized deferred tax liabilities in respect of unremitted earnings that are considered indefinitely reinvested in foreign subsidiaries. We do not provide for taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed because we intend to invest such undistributed earnings indefinitely outside of the United States.

Currently, there are no federal, state or foreign jurisdiction tax audits pending. The Company’s corporate federal and state tax returns from 2022 to 2024 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2017 to 2024 remain subject to examination by tax authorities.

In accordance with ASC 740, the Company has evaluated its tax positions to determine if there are any uncertain tax positions. As of December 31, 2025 and 2024, the Company has no unrecognized tax benefits for uncertain tax positions and has no accrued interest or penalties related to uncertain tax positions. The Company does not anticipate any material change in the total amount of unrecognized tax benefits will occur within the next twelve months.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

23. Related Parties

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”) (an arranger and lending party under our previous RCF Agreement) and Macquarie Bank Limited (“Macquarie Bank”) (a party to our interest rate swap agreements, as described in Note 14) are affiliates of MIHI LLC, which beneficially owned approximately 11.3% of our common stock as of December 31, 2025. Macquarie UK held 11% of the loans outstanding under our previous RCF which was repaid on June 9, 2025 in connection with the entry into the new SFA. Macquarie UK did not hold any of the Company’s outstanding debt as of December 31, 2025 and is not a lending party under the new RCF. At December 31, 2024, Macquarie UK held $2.1 million of the total $18.8 million of previous RCF drawn. Interest expense payable to Macquarie UK for the previous RCF for the years ended December 31, 2025 and 2024 (including non-utilization fees) amounted to $0.1 million and $0.2 million, respectively. With respect to Macquarie Bank, for the year ended December 31, 2025, no periodic net settlements had occurred under the swap agreements, and as of December 31, 2025, no amounts were payable to or receivable from Macquarie Bank. MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

Richard Weil, the brother of A. Lorne Weil, our Executive Chairman, provides consulting services to the Company relating to our lottery operations in the Dominican Republic under a consultancy agreement dated December 31, 2021, as amended and extended. The Company incurred consulting fees totaling $0.2 million for each of the years ended December 31, 2025 and 2024.

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

The lease term begins on the commencement date, which is the date the Company takes possession of the property. The Company’s lease terms may include options to extend or terminate the lease. These options to extend or terminate are assessed on a lease-by-lease basis, and the ROU assets and lease liabilities are adjusted when it is reasonably certain that the option to extend or terminate will be exercised. The lease term is used to determine lease classification as an operating or finance lease and is used to calculate straight-line expense for operating leases. The operating leases have remaining terms of 4 months to 12 years.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The Company is also party to finance leases with third parties with respect to gaming machines. Payment terms and interest rates are fixed at lease inception. Minimum amounts of cash are required to be maintained in the Company’s bank accounts with respect to the finance leases. The leases have remaining terms of between 1 month and 3.5 years.

The components of lease expense were as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	(in millions)
Finance lease costs:	$		$
Depreciation		5.9		1.0
Interest		3.8		1.8
Operating lease costs		6.1		6.7
Short-term lease costs		1.5		1.6
Variable lease costs		2.0		2.3
Total		$19.3		$13.4

	December 31, 2025	December 31, 2024

Weighted average remaining lease term – finance leases	40.2 months	50.0 months
Weighted average remaining lease term – operating leases	73.6 months	77.3 months
Weighted average discount rate – finance leases	17.1%	16.7%
Weighted average discount rate – operating leases	9.9%	9.5%

Assets leased under finance leases had a cost of $27.8 million and $21.4 million at December 31, 2025 and 2024, respectively, and accumulated depreciation associated with these assets was $6.1 million and $2.7 million at December 31, 2025 and 2024, respectively.

Future minimum finance lease payments as of December 31, 2025 were as follows:

Year ending December 31, (in millions)
2026	$7.2
2027	7.0
2028	6.9
2029	3.4
Total future minimum lease payments	24.5
Less: imputed interest	(6.4)
Total	$18.1

Future minimum operating lease payments as of December 31, 2025 were as follows:

Year ending December 31, (in millions)
2026	$3.0
2027	1.7
2028	1.4
2029	1.4
2030	1.3
Thereafter	3.3
Total future minimum lease payments	12.1
Less: imputed interest	(3.1)
Total	$9.0

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Lease income from operating leases is not material for any of the periods presented. Lease income from sales type leases is as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(in millions)
Interest receivable	$1.3	$1.0
Profit recognized at commencement date of sales type leases	5.6	2.7
Total	$6.9	$3.7

Future minimum sales type lease receivables as of December 31, 2025 were as follows:

Year ending December 31, (in millions)
2026	$7.7
2027	4.9
2028	2.2
2029	0.3
2030	0.1
Total future minimum lease receivables	15.2
Less: imputed interest	(1.0)
Total	$14.2

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

26. Pension Plan

We operate a defined contribution plan in the US and both defined benefit and defined contribution pension plans in the UK. The defined contribution plan assets are held separately from those of the Company in an independently administered fund. The defined contribution pension cost charge represents contributions payable by the Company and amounted to $3.5 million and $3.5 million for the years ended December 31, 2025 and 2024, respectively. Contributions totaling $0.4 million and $0.4 million were payable to the fund as at December 31, 2025 and 2024, respectively.

The defined benefit plan has been closed to new entrants since April 1, 1999 and closed to future accruals for services rendered to the Company for the entire financial statement periods presented in these consolidated financial statements. Retirement benefits are generally based on a portion of an employee’s pensionable earnings during years prior to 2010.

The latest triennial actuarial valuation of the plan as at March 31, 2024 was finalized in March 2025. The actuarial valuation revealed that the statutory funding objective was not met, i.e. there were insufficient assets to cover the Plan’s Technical Provisions and there was a funding shortfall of £2.0 million ($2.7 million) at the valuation date. Under the Recovery Plan and Schedule of Contributions agreed between the Trustee and the Company on March 5, 2025, it was agreed that the shortfall will be met by contributions of £0.6 million ($0.8 million) for the period April 1, 2024 to December 31, 2024 and £0.7 million ($0.9 million) for the year ended December 31, 2025. The Plan Actuary will assess the funding position of the plan at March 31, 2026 and if the funding level at that point is less than 100% the Company will pay a single lump sum contingent contribution calculated as the lower of the deficit calculated by the Plan Actuary at March 31, 2026 and £0.5 million ($0.7 million). This contingent contribution will be payable by October 31, 2026. The Company will also make expense contributions of £0.3 million ($0.4 million) per annum for the period covered by the Recovery Plan and Schedule of Contributions.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The trustee has made an allowance for the pension plan liability profile when deciding the investment strategy of the pension plan. Since the pension plan is closed to new entrants and ceased future accrual with effect from March 31, 2010, it has continued to mature gradually. Therefore, the trustee reviews the investment strategy regularly to check whether any changes are needed. When considering the investment strategy, the trustee has taken into account the effect of any possible increases in the deficit reduction contributions on the financial position of the Company, and the extent to which the Company will be able to bear these changes.

The plan’s investment policy is to maximize long-term financial return commensurate with security and minimizing risk, with an objective of achieving a return of around 2.8% per annum above the return on UK Government bonds. This is achieved by holding a portfolio of marketable investments that avoids over-concentration of investment and spreads assets both over industries and geographies. In setting investment strategy, the trustees considered the lowest risk strategy that they could adopt in relation to the plan’s liabilities and designed an asset allocation to achieve a higher return while maintaining a cautious approach to meeting the plan’s liabilities. The trustees undertake periodic reviews of the investment strategy and take advice from their investment advisors. They consider a full range of asset classes, the risks and rewards of a range of alternative asset allocation strategies, the suitability of each asset class and the need for appropriate diversification. The current strategy is to hold 14.9% in a diversified growth fund, 15.5% in diversified credit, 6.8% in synthetic equity, 2.5% in synthetic credit, 22.3% in core liability driven investment funds and 38% in a buy-in policy.

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

Our valuation methodologies used for pension assets measured at fair value are as follows. There have been no changes in the methodologies used at December 31, 2025 and December 31, 2024.

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

As of December 31, 2025 and December 31, 2024, the diversified fund was redeemable at NAV as of the measurement dates.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The following table sets forth the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our consolidated financial statements at the respective measurement dates:

	December 31, 2025	December 31, 2024
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$65.0	$76.3
Interest cost	3.6	3.3
Actuarial gain	(1.2)	(10.1)
Benefits paid	(3.8)	(3.5)
Foreign currency translation adjustments	4.8	(1.0)
Benefit obligation at end of period	$68.4	$65.0
Change in plan assets:
Fair value of plan assets at beginning of period	$68.5	$74.3
Actual gain (loss) on plan assets	3.1	(2.6)
Employer contributions	1.3	1.5
Benefits paid	(3.8)	(3.5)
Foreign currency translation adjustments	5.1	(1.2)
Fair value of assets at end of period	$74.2	$68.5
Amount recognized in the consolidated balance sheets:
Overfunded status (non-current)	$5.8	$3.5
Net amount recognized	$5.8	$3.5

The following table presents the components of our net periodic pension cost:

	December 31, 2025	December 31, 2024
	(in millions)
Components of net periodic pension cost:
Interest cost	$3.6	$3.4
Expected return on plan assets	(4.5)	(3.9)
Amortization of net loss	0.9	1.1
Net periodic cost	$—	$0.6

The accumulated benefit obligation for all defined benefit pension plans was $68.4 million and $65.0 million as of December 31, 2025 and December 31, 2024, respectively. The overfunded status of our defined benefit pension plan recorded as an asset in our consolidated balance sheets as of December 31, 2025 and December 31, 2024 was $5.8 million and $3.5 million, respectively.

The estimated net loss, net transition asset (obligation) and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $1.0 million, $nil and $nil, respectively.

The fair value of the plan assets at December 31, 2025 by asset category is presented below:

	Level 1	Level 2	Level 3	Total
	(in millions)
Diversified fund	$—	$50.5	$—	$50.5
Buy-in contract	—	—	23.3	23.3
Cash	0.4	—	—	0.4
Total	$0.4	$50.5	$23.3	$74.2

The fair value of the plan assets at December 31, 2024 by asset category is presented below:

	Level 1	Level 2	Level 3	Total
	(in millions)
Diversified fund	$—	$45.1	$—	$45.1
Buy-in contract	—	—	23.2	23.2
Cash and other current assets	0.2	—	—	0.2
Total	$0.2	$45.1	$23.2	$68.5

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Changes in the value of Level 3 assets are as follows:

December 31, 2025
(in millions)
Beginning balance	$23.2
Actual return on plan assets still held	0.4
Transfer of payments to the plan in respect of insured pensioner members	(1.9)
Foreign currency translation adjustments	1.6
Ending balance	$23.3

The table below presents the weighted-average actuarial assumptions used to determine the benefit obligation and net periodic benefit cost for the Plan.

	December 31, 2025	December 31, 2024
Discount rate – non-insureds	5.70%	5.64%
Discount - insureds	5.14%	4.98%
Expected return on assets	5.80%	6.40%
RPI inflation	2.87%	3.13%
CPI inflation – pre 2030	1.87%	2.13%
CPI inflation – post 2030	2.67%	2.93%
Pension increases – pre-2006 service	2.78%	2.97%
Pension increases – post-2006 service	1.92%	2.01%
Pension increases – post 1988 GMP – pre 2030	1.69%	1.83%
Pension increases – post 1988 GMP – post 2030	2.09%	2.21%

The following benefit payments are expected to be paid:

(in millions)
2026	$4.0
2027	4.0
2028	4.0
2029	4.4
2030	4.4
2031 to 2035	25.3
$46.1

27. Segment Reporting and Geographic Information

Operating segments are identified as components of an enterprise for which separate and discrete financial information is available and is used by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision-making group consists of the Executive Chairman and the President and Chief Executive Officer.

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The following tables present revenue, cost of sales, excluding depreciation and amortization, staff-related selling, general and administrative expenses, non-staff related selling, general and administrative expenses, labor costs capitalized, depreciation and amortization, stock-based compensation expense, other segment items, operating profit/(loss), and total capital and other long-lived asset expenditures for the years ended December 31, 2025 and December 31, 2024, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization, capital expenditures, right of use assets, cash, prepaid expenses and property and equipment and software development costs relating to corporate/shared functions. Asset information by reportable segment is not given as this information is not provided to the Company’s chief decision-making group due to it not being considered necessary in order for the group to assess the reportable segments’ performance or to make decisions concerning the allocation of resources.

Segment Information

Year Ended December 31, 2025

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$88.8	$36.6	$58.6	$94.6	$—	$278.6
Product sales	23.5	—	—	2.0	—	25.5
Total segment revenue	112.3	36.6	58.6	96.6	—	304.1
Cost of sales, excluding depreciation and amortization:
Cost of service	(20.6)	(2.1)	(2.9)	(44.6)	—	(70.2)
Cost of product sales	(15.4)	—	—	(0.9)	—	(16.3)
Staff-related selling, general and administrative expenses	(16.1)	(9.3)	(11.2)	(15.4)	(17.7)	(69.7)
Non-staff related selling, general and administrative expenses	(11.7)	(2.1)	(6.9)	(14.6)	(14.5)	(49.8)
Labor costs capitalized	6.5	3.7	3.0	0.1	—	13.3
Stock-based compensation expense	(1.2)	(0.4)	(0.7)	(0.5)	(3.9)	(6.7)
Depreciation and amortization	(24.0)	(7.8)	(5.2)	(12.5)	(2.9)	(52.4)
Loss on sale of business	—	—	—	(6.6)	—	(6.6)
Other segment items	(2.2)	—	—	(0.5)	(12.5)	(15.2)
Segment operating income (loss)	27.6	18.6	34.7	1.1	(51.5)	30.5

Net operating income						$30.5

Total goodwill at beginning of period	$12.0	44.0	1.8	20.5	—	78.3
Accumulated goodwill impairment losses	—	—	—	(20.5)	—	(20.5)
Total goodwill at beginning of period, net	12.0	44.0	1.8	—	—	57.8
Foreign currency translation adjustments	0.9	3.3	0.1	—	—	4.3
Total goodwill at December 31, 2025, net	$12.9	$47.3	$1.9	$—	$—	$62.1
Total capital and other long-lived asset expenditures for the year ended December 31, 2025	$29.2	$3.5	$1.1	$7.7	$5.1	$46.6

Year Ended December 31, 2024

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
Revenue:
Service	$74.7	$45.4	$39.3	$99.2	$—	$258.6
Product sales	35.9	—	—	2.6	—	38.5
Total revenue	110.6	45.4	39.3	101.8	—	297.1
Cost of sales, excluding depreciation and amortization:
Cost of service	(20.0)	(1.7)	(1.7)	(46.9)	—	(70.3)
Cost of product sales	(21.2)	—	—	(0.8)	—	(22.0)
Staff-related selling, general and administrative expenses	(18.1)	(9.2)	(8.9)	(16.8)	(12.5)	(65.5)
Non-staff related selling, general and administrative expenses	(10.5)	(2.7)	(5.4)	(14.8)	(17.6)	(51.0)
Labor costs capitalized	4.5	4.3	2.3	0.8	—	11.9
Stock-based compensation expense	(0.9)	(0.5)	(0.4)	(0.6)	(5.2)	(7.6)
Depreciation and amortization	(16.8)	(5.6)	(5.5)	(12.9)	(2.5)	(43.3)
Other segment items	(3.7)	—	—	—	(14.9)	(18.6)
Segment operating income (loss)	23.9	30.0	19.7	9.8	(52.7)	30.7

Net operating income						$30.7

Total goodwill at beginning of period	$12.2	44.8	1.8	20.5	—	79.3
Accumulated goodwill impairment losses	—	—	—	(20.5)	—	(20.5)
Total goodwill at beginning of period, net	12.2	44.8	1.8	—	—	58.8
Foreign currency translation adjustments	(0.2)	(0.8)	—	—	—	(1.0)
Total goodwill at December 31, 2024, net	$12.0	$44.0	$1.8	$—	$—	$57.8
Total capital and other long-lived asset expenditures for the year ended December 31, 2024	$9.4	$9.6	$1.7	$11.5	$4.3	$36.5

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Geographic Information

Geographic information for revenue is set forth below:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(in millions)
Total revenue
UK	$209.7	$217.0
Greece	27.1	21.3
Rest of world	67.3	58.8
Total	$304.1	$297.1

UK revenue includes revenue from customers headquartered in the UK, but whose revenue is generated globally.

Geographic information of our non-current assets excluding goodwill is set forth below:

	December 31, 2025	December 31, 2024
	(in millions)
UK	$110.9	$115.1
Greece	23.8	12.7
Rest of world	19.8	25.5
Total	$154.5	$153.3

Software development costs are included as attributable to the market in which they are utilized.

28. Customer Concentration

During the year ended December 31, 2025 and December 31, 2024 no customers represented at least 10% of revenue.

At December 31, 2025 no customers represented at least 10% of the Company’s accounts receivable. At December 31, 2024 there was one customer that represented at least 10% of the Company’s accounts receivable, accounting for 16% of the Company’s accounts receivable.

29. Restructuring Activities

During the fourth quarter of 2025, linked to the non-renewal of two significant customer contracts and the Virtuals studio restructure, the Company completed a consultation process that resulted in a number of employees leaving the business. Costs associated with these activities are recognized in the Consolidated Statements of Operations and Comprehensive Loss in Selling, general and administrative activities.

Restructuring charges by type are as follows:

	Redundancy	Property Closure	Equipment Novation	Other Costs	Total
	(in millions)
At January 1, 2025	$—	—	—	—	$—
Costs charged to expense	3.4	0.9	(0.5)	0.3	4.1
Costs paid or otherwise settled	(2.2)	—	0.5	(0.3)	(2.0)
Amounts payable at December 31, 2025	$1.2	0.9	—	—	$2.1

Restructuring charges by segment are as follows:

	Gaming	Virtual Sports	Interactive	Leisure	Corporate Functions	Total
	(in millions)
At January 1, 2025	$—	—	—	—	—	$—
Costs charged to expense	1.4	0.2	0.1	2.2	0.2	4.1
Costs paid or otherwise settled	(0.7)	(0.1)	—	(1.1)	(0.1)	(2.0)
Amounts payable at December 31, 2025	$0.7	0.1	0.1	1.1	0.1	$2.1

Costs charged to expense above represent the total amount expected to be incurred in connection with these activities.

30. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On March 6, 2026, as permitted by the Notes Purchase Agreement described in Note 13, the Company repaid £10.0 million ($13.3 million) principal, and associated accrued interest of £0.2 million ($0.3 million), of its issued and outstanding Senior Notes. As permitted by the Notes Purchase Agreement, the repayment was made without penalty using some of the funds received from the sale of the holiday parks and certain associated leisure assets.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Executive Chairman and our Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures on December 31, 2025, were not effective, due to the material weaknesses described below.

Considering these material weaknesses, we performed additional analyses as deemed necessary to ensure that our financial statements were accurately prepared and in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting as Part of Section 404 of the Sarbanes-Oxley Act 2002 (“SOX”)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Insofar as the Company is subject to Section 404(b) of SOX, this Annual Report on Form 10-K includes an opinion by our external auditors on the effectiveness of our internal control over financial reporting at December 31, 2025, in addition to management’s assessment of the effectiveness of internal control over financial reporting under the requirements of Section 404(a) of SOX. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, our internal control over financial reporting as of December 31, 2025, were not effective, based upon the material weaknesses discussed below.

Management has made significant progress in successfully remediating a substantial number of our historical material weaknesses, significant deficiencies and control deficiencies which were identified in our internal control over financial reporting assessment at December 31, 2024.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Identified Material Weaknesses

Revenue & Accounts Receivable

The Company has identified a material weakness in internal controls over financial reporting as it relates to the ineffective design of certain key activity level controls within the revenue and accounts receivable cycles as well as controls which depend upon these controls for their effectiveness.

IT General Controls

The Company has identified a material weakness in internal control over financial reporting as it relates to the Company’s change management and access controls for one application that supports the capture and approval of invoices that was not operating effectively to ensure:

●	IT program and data changes affecting the Company’s financially relevant application are properly identified, tested, authorized, and implemented, to ensure changes are appropriate,
●	Appropriate segregation of duties is maintained to adequately restrict user and privileged access to the financially relevant application and underlying accounting records to the appropriate Company personnel.

Due to the pervasive nature of the deficiency, automated process-level and manual controls that depend on information derived from this financially relevant application were also determined to be ineffective.

Capitalized Software and Contract Costs

The Company has identified a material weakness in internal control over financial reporting as it relates to ineffective design of certain controls over the accounting for capitalized software and contract costs within the software development cycle.

Remediation

Management was successful in remediating a substantial number of deficiencies from FY 2024. During 2025, the company hired additional personnel, refined business processes and implemented new systems and tools to enhance the financial reporting process and operational controls.

Management believes the matters described above are planned and expected to be remediated during the financial reporting period ending December 31, 2026.

Changes in Internal Control Over Financial Reporting

As disclosed in the Company’s evaluation of disclosure controls and procedures on December 31, 2024, management identified material weaknesses related to the ineffective design and execution of business process controls, monitoring controls, and ITGCs, which resulted in pervasive deficiencies across financial reporting processes. During the year ended December 31, 2025, except for the items identified above, management has successfully remediated these previously identified material weaknesses through (i) hiring additional qualified accounting and SOX personnel, (ii) implementing new financial systems and enhancing system configurations, (iii) designing and implementing new and enhanced process-level controls across all significant financial reporting cycles, (iv) enhancing documentation of U.S. GAAP accounting policies and procedures, (v) strengthening management review controls and evidentiary standards, (vi) implementing and testing IT change management and logical access controls across in-scope applications; and (vii) establishing a formalized SOX testing and monitoring program. Management evaluated the design and operating effectiveness of these newly implemented and enhanced controls during 2025.

Except for the changes noted above in connection with the initiatives to remediate prior material weaknesses, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Inspired Entertainment, Inc. and Subsidiaries

Adverse Opinion on Internal Control over Financial Reporting

We have audited Inspired Entertainment, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the subsequent paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

The Company has identified a material weakness in internal controls over financial reporting as it relates to the ineffective design of certain key activity level controls within the revenue and accounts receivable cycles as well as controls which depend upon these controls for their effectiveness.

The Company has identified a material weakness in internal control over financial reporting as it relates to the Company’s change management and access controls for one application that supports the capture and approval of invoices that was not operating effectively to ensure:

●	IT program and data changes affecting the Company’s financially relevant application are properly identified, tested, authorized, and implemented, to ensure changes are appropriate,
●	Appropriate segregation of duties is maintained to adequately restrict user and privileged access to the financially relevant application and underlying accounting records to the appropriate Company personnel.

Due to the pervasive nature of the deficiency, automated process-level and manual controls that depend on information derived from this financially relevant application were also determined to be ineffective.

The Company has identified a material weakness in internal control over financial reporting as it relates to ineffective design of certain controls over the accounting for capitalized software and contract costs within the software development cycle.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2025 financial statements and this report does not affect our report dated March 10, 2026 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2025 and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ deficit, and cash flows as of and for the year ended December 31, 2025 of the Company and our report dated March 10, 2026 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

New York, New York

March 10, 2026

Item 9B. Other Information.

During the three months ended December 31, 2025, none of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part iii

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2026, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable stock exchange listing requirements.

Item 11. Executive Compensation.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2026, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2026, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2026, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Item 14. Principal Accountant Fees and Services.

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2026, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

Part iv

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. The required consolidated financial statements and notes thereto are presented starting on page F-1 of this report.

(2)	Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the consolidated financial statements and notes thereto presented starting on page F-1 of this report.

(3)	Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Inspired Entertainment, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

3.2	Second Amended and Restated Bylaws of Inspired Entertainment, Inc. (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2023, filed with the SEC on August 11, 2023).

4.1	Registration Rights Agreement, dated December 23, 2016, by and among Hydra Industries Acquisition Corp. and the Vendors (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

4.2	Description of Securities (incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2021, filed with the SEC on March 31, 2022).

4.3	Form of Note Certificate relating to the Series B Notes (included in Exhibit 10.1).

10.1	Senior Notes Purchase Agreement dated June 4, 2025 by and among Inspired Entertainment Holdings LLC as topco, DMWSL 633 Limited as the original company, DMWSL 631 Limited as the successor company, Inspired Entertainment (Financing) PLC, as original issuer, the Guarantors defined therein, Barclays Bank plc, HG Vora Special Opportunities Master Fund, Ltd., BSE Investments, Ltd. and HG Vora Opportunistic Capital Master Fund III A LP as original noteholders, Global Loan Agency Services Limited as agent and GLAS Trust Corporation Limited as security agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on June 9, 2025).

10.2	Senior Facilities Agreement dated June 4, 2025, by and among Inspired Entertainment Holdings LLC as topco, DMWSL 633 Limited as the original company, DMWSL 631 Limited as the successor company, Inspired Entertainment (Financing) PLC, as original borrower, the Guarantors defined therein, Barclays Bank plc as original lender, Global Loan Agency Services Limited as agent and GLAS Trust Corporation Limited as security agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on June 9, 2025).

10.3	Letter Amendment dated June 30, 2025 by and among DMWSL 633 Limited, Global Loan Agency Services Limited as agent and GLAS Trust Corporation Limited as security agent, relating to the Senior Notes Purchase Agreement dated June 4 2025 and the Senior Facilities Agreement dated June 4, 2025 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2025, filed with the SEC on August 6, 2025).

10.4*	2002 ISDA Master Agreement dated November 7, 2025 between Macquarie Bank Limited and Inspired Gaming (UK) Limited.

10.5*	2002 ISDA Master Agreement dated November 7, 2025 between Macquarie Bank Limited and Gaming Acquisitions Limited.

10.6*	Amendment dated November 11, 2025 by and between Macquarie Bank Limited and Inspired Gaming (UK) Limited, relating to the 2002 ISDA Master Agreement dated November 7, 2025.

10.7*	Amendment dated November 11, 2025 by and between Macquarie Bank Limited and Gaming Acquisitions Limited, relating to the 2002 ISDA Master Agreement dated November 7, 2025.

Exhibit Number	Description
10.8	Form of Director and Officer Indemnity Agreement (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

10.9	Stockholders Agreement, dated December 23, 2016, by and among the Company, Hydra Industries Sponsor LLC, Macquarie Sponsor and the Vendors (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

10.10#	Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2017, filed with the SEC on December 4, 2017).

10.11#	Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017).

10.12#	Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2018, filed with the SEC on December 10, 2018).

10.13#	Inspired Entertainment, Inc. 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2021, filed with the SEC on March 31, 2022).

10.14#	Inspired Entertainment, Inc. 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2023, filed with the SEC on August 11, 2023).

10.15#	Forms of Grant Agreements for fiscal year 2023 under the Inspired Entertainment, Inc. 2021 Omnibus Incentive Plan (Time-Based Form of Agreement and Performance-Based Form of Agreement) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2023, filed with the SEC on May 10, 2023).

10.16#*	Inspired Entertainment, Inc. 2025 Short-Term Incentive Bonus Plan.

10.17#	Employment Agreement, dated as of October 9, 2020, by and between Inspired Entertainment, Inc. and A. Lorne Weil (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2020).

10.18#	Letter, dated April 12, 2021, from Inspired Entertainment, Inc. to A. Lorne Weil (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2021, filed with the SEC on May 14, 2021).

10.19#	Addendum, effective June 21, 2021, to the Employment Agreement dated October 9, 2020 by and between Inspired Entertainment, Inc. and A. Lorne Weil (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the Company on June 24, 2021).

Exhibit Number	Description
10.20#	Second Addendum, effective January 1, 2023, to the Employment Agreement dated October 9, 2020, as amended, by and between Inspired Entertainment, Inc. and A. Lorne Weil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on January 17, 2023).

10.21#	Addendum, effective January 1, 2025, to the Employment Agreement dated October 9, 2020, as amended, by and between Inspired Entertainment, Inc. and A. Lorne Weil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on February 4, 2025).

10.22#	Restricted Stock Unit and Performance Stock Unit Transfer Agreement, dated as of May 17, 2024, by and among A. Lorne Weil, Hydralex Holdings LLC and Inspired Entertainment, Inc. (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2024, filed with the SEC on March 26, 2025).

10.23#	Employment Agreement, dated February 17, 2020, between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2019, filed with the SEC on March 30, 2020).

10.24#	Letter Agreement, dated July 21, 2021, by and between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 23, 2021).

10.25#	Second Addendum, effective January 1, 2023, to the Employment Agreement dated February 17, 2020, as amended, by and between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on January 17, 2023).

10.26#	Addendum, effective January 1, 2025, to the Employment Agreement dated February 17, 2020, as amended, by and between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on February 4, 2025).

10.27#

Performance-Based Grant Agreement, dated May 9, 2023, between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2023, filed with the SEC on August 11, 2023).

10.28#	Employment Agreement, dated November 5, 2024 and effective January 1, 2025, by and between Inspired Gaming (UK) Limited and James Richardson (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2024, filed with the SEC on March 26, 2025).

10.29#	Employment Agreement, dated February 8, 2024, by and between Inspired Gaming (UK) Limited and Simona Camilleri (commenced serving as General Counsel effective July 1, 2024) (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2024, filed with the SEC on August 8, 2024).

10.30	Inspired Entertainment, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company, filed with the SEC on July 14, 2017).

Exhibit Number	Description

10.31#	Inspired Entertainment Sharesave Plan (U.K. Appendix) (adopted as a subplan to the Inspired Entertainment Employee Stock Purchase Plan) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the three months ended September 30, 2022, filed with the SEC on November 9, 2022).

10.32#*	Non-Employee Director Compensation Policy.

19.1	Inspired Entertainment, Inc. Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2024, filed with the SEC on March 26, 2025).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

23.2*	Consent of CBIZ CPAs P.C.

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer.

32.2**	Section 906 Certification of Principal Financial Officer.

97.1	Inspired Entertainment, Inc. Clawback Policy (incorporated herein by reference to Exhibit 97.1 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2023, filed with the SEC on April 15, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101.INS)

#	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: March 10, 2026	By:	/s/ A. Lorne Weil
A. Lorne Weil
Executive Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 10, 2026	/s/ A. Lorne Weil
A. Lorne Weil, Executive Chairman
(Principal Executive Officer)

Date: March 10, 2026	/s/ James Richardson
James Richardson, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 10, 2026	/s/ Michael R. Chambrello
Michael R. Chambrello, Director

Date: March 10, 2026	/s/ Ira H. Raphaelson
Ira H. Raphaelson, Director

Date: March 10, 2026	/s/ Desirée G. Rogers
Desirée G. Rogers, Director

Date: March 10, 2026	/s/ Steven M. Saferin
Steven M. Saferin, Director

Date: March 10, 2026	/s/ Katja Tautscher
Katja Tautscher, Director

Date: March 10, 2026	/s/ John M. Vandemore
John M. Vandemore, Director

