Form 10-Q
period 2026-03-31
Inspired Entertainment, Inc.
filed 2026-05-07
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, there were 26,675,355 shares of the Company’s common stock issued and outstanding.

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

Our forward-looking statements reflect our current expectations about our future results, performance, liquidity, financial condition, prospects and opportunities, and are based upon information currently available to us, our interpretation of what we believe to be significant factors affecting our business and many assumptions regarding future events. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, our forward-looking statements. This could occur as a result of various risks and uncertainties, including the following:

●	government regulation and taxation of our industries;

●	our ability and our customers’ ability to compete effectively in our industries;

●	the impact of evolving and disruptive technologies, including artificial intelligence, on our business;

●	risks associated with the use, development and deployment of AI technologies

●	our ability to maintain relationships with suppliers;

●	our ability to protect and enforce our intellectual property rights, and to do so in all markets in which we operate;

●	our ability to protect our business against cybersecurity threats;

●	our ability to successfully grow by acquisition as well as organically;

●	fluctuations due to seasonality;

●	our ability to attract and retain key members of our management team;

●	our need for working capital;

●	our ability to secure capital for growth and expansion;

●	changing consumer, technology and other trends in our industries;

●	our ability to successfully operate across multiple jurisdictions and markets around the world;

●	changes in local, regional and global economic and political conditions;

●	risks associated with responsible gaming, and social impact expectations, including heightened regulatory scrutiny and reputational impacts; and

●	other factors described in the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”).

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash	$41.1	$42.0
Restricted cash	1.2	1.3
Accounts receivable, net	42.5	43.9
Inventory	15.8	18.5
Prepaid expenses and other current assets	37.9	46.8
Corporate tax and other current taxes receivable	7.5	5.5
Total current assets	146.0	158.0

Property and equipment, net	58.1	60.5
Software development costs, net	22.8	22.7
Other acquired intangible assets subject to amortization, net	13.1	14.0
Goodwill	60.8	62.1
Finance lease right of use asset	20.0	21.7
Operating lease right of use asset	7.4	7.8
Costs of obtaining and fulfilling customer contracts, net	12.1	12.1
Deferred tax	64.2	65.3
Other assets	16.7	15.7
Total assets	$421.2	$439.9

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$44.0	$42.7
Corporate tax and other current taxes payable	7.2	9.1
Deferred revenue, current	8.3	7.1
Operating lease liabilities	2.6	2.9
Current portion of finance lease liabilities	4.2	4.3
Other current liabilities	4.0	4.7
Total current liabilities	70.3	70.8

Long-term debt	326.3	345.2
Finance lease liabilities, net of current portion	12.6	13.8
Deferred revenue, net of current portion	17.3	19.1
Operating lease liabilities	5.9	6.1
Other long-term liabilities	1.2	1.1
Total liabilities	433.6	456.1

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 26,672,343 shares and 26,873,509 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid in capital	396.2	394.9
Accumulated other comprehensive income	53.4	47.8
Accumulated deficit	(462.0)	(458.9)
Total stockholders’ deficit	(12.4)	(16.2)
Total liabilities and stockholders’ deficit	$421.2	$439.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Service	$53.3	$57.0
Product sales	3.9	3.4
Total revenue	57.2	60.4

Cost of sales:
Cost of service (1)	(8.6)	(15.0)
Cost of product sales (1)	(2.6)	(2.9)

Selling, general and administrative expenses	(24.3)	(30.3)
Depreciation and amortization	(12.5)	(10.6)
Net operating income	9.2	1.6

Other expense
Interest expense, net	(10.5)	(7.0)
Other finance income	0.1	0.2
Total other expense, net	(10.4)	(6.8)

Net loss before income taxes	(1.2)	(5.2)

Income tax benefit	0.7	5.1
Net loss	(0.5)	(0.1)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	1.4	(0.4)
Change in fair value of hedging instrument	4.1	—
Reclassification of gain on hedging instrument to comprehensive income	(0.1)	—
Reclassification of loss on pension plan to comprehensive income	0.2	0.2
Other comprehensive income (loss)	5.6	(0.2)

Comprehensive income (loss)	$5.1	$(0.3)

Net loss per common share – basic and diluted	$(0.02)	$0.00

Weighted average number of shares outstanding during the period – basic and diluted	29,288,997	28,973,938
Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(1.4)	$(1.4)

(1)	Excluding depreciation and amortization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2026

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	income	capital	deficit	deficit

Balance as of January 1, 2026	26,873,509	—	394.9	47.8	(458.9)	(16.2)
Foreign currency translation adjustments	—	—	—	1.4	—	1.4
Change in fair value of hedging instrument	—	—	—	4.1	—	4.1
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(0.1)	—	(0.1)
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.2	—	0.2
Issuances under stock plans	186,064	—	—	—	—	—
Repurchase of common stock	(387,230)	—	—	—	(2.6)	(2.6)
Stock-based compensation expense	—	—	1.3	—	—	1.3
Net loss	—	—	—	—	(0.5)	(0.5)
Balance as of March 31, 2026	26,672,343	$—	$396.2	$53.4	$(462.0)	$(12.4)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2025

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2025	26,581,972	—	389.9	48.3	(441.5)	(3.3)

Foreign currency translation adjustments	—	—	—	(0.4)	—	(0.4)
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.2	—	0.2
Issuances under stock plans	322,860	—	—	—	—	—
Stock-based compensation expense	—	—	1.4	—	—	1.4
Net loss	—	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2025	26,904,832	$—	$391.3	$48.1	$(441.6)	$(2.2)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(0.5)	$(0.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11.1	9.7
Amortization of finance lease right of use asset	1.4	0.9
Amortization of operating lease right of use asset	0.5	0.8
Stock-based compensation expense	1.4	1.4
Amortization of deferred financing fees relating to senior debt	1.0	0.5
Deferred tax	(0.2)	(1.9)
Changes in assets and liabilities:
Accounts receivable	0.7	15.1
Inventory	2.4	(2.0)
Prepaid expenses and other assets	10.7	(0.5)
Corporate tax and other current taxes payable	(3.9)	(11.3)
Accounts payable and accrued expenses	2.2	14.3
Deferred revenue and customer prepayment	0.1	1.6
Operating lease liabilities	(0.6)	(1.1)
Pension contributions	(0.1)	(0.2)
Other long-term liabilities	0.5	(1.7)
Net cash provided by operating activities	26.7	25.5

Cash flows from investing activities:
Purchases of property and equipment	(3.7)	(9.2)
Purchases of capital software and internally developed costs	(3.4)	(2.1)
Contract cost expense	(3.0)	(3.8)
Net cash used in investing activities	(10.1)	(15.1)

Cash flows from financing activities:
Repayments of long-term debt	(13.3)	—
Repurchase of common stock	(2.6)	—
Repayments of finance leases	(0.8)	(1.7)
Net cash used in financing activities	(16.7)	(1.7)

Effect of exchange rate changes on cash	(0.9)	1.0
Net (decrease) increase in cash	(1.0)	9.7
Cash, beginning of period	43.3	29.3
Cash and restricted cash, end of period	$42.3	$39.0

Components of cash and restricted cash
Cash	41.1	39.0
Restricted cash	1.2	—
Total cash and restricted cash, end of period	$42.3	$39.0

Supplemental cash flow disclosures
Cash paid during the period for interest	$0.9	$1.2
Cash paid during the period for income taxes	$1.7	$0.7
Cash paid during the period for operating leases	$0.9	$1.7

Supplemental disclosure of noncash investing and financing activities
Lease liabilities arising from obtaining finance lease right of use assets	$—	$(1.3)
Lease liabilities arising from obtaining operating lease right of use assets	$(0.4)	$—
Right of use property and equipment acquired through finance lease	$—	$4.2

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

Management Liquidity Plans

As of March 31, 2026, the Company’s cash on hand, excluding restricted cash, was $41.1 million, and the Company had working capital in addition to cash and restricted cash of $33.4 million. The Company recorded a net loss of $0.5 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. Net losses include non-cash stock-based compensation of $1.4 million for both the three months ended March 31, 2026 and the three months ended March 31, 2025, respectively.

Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $26.7 million and $25.5 million for the three months ended March 31, 2026 and 2025, respectively.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through May 2027.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025. The financial information as of December 31, 2025 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 10, 2026 (the “2025 Form 10-K”). The financial information for the three months ended March 31, 2025 is derived from the unaudited condensed consolidated financial statements presented in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025 filed with the SEC on May 8, 2025. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

2. Allowance for Credit Losses

Changes in the allowance for credit losses are as follows:

	March 31, 2026	December 31, 2025
	(in millions)
Beginning balance	$(1.2)	$(1.0)
Additional allowance for credit losses on contracts with customers	—	(0.3)
Write offs	—	0.1
Ending balance	$(1.2)	$(1.2)

3. Inventory

Inventory consists of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Component parts	$10.7	$10.0
Work in progress	0.1	0.1
Finished goods	5.0	8.4
	$15.8	$18.5

Component parts include parts for gaming terminals. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Prepaid expenses and other assets	$9.9	$16.6
Fair value of hedging instrument	1.1	—
Unbilled accounts receivable	26.9	30.2
	$37.9	$46.8

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Accounts payable	$15.4	$20.0
Interest payable	10.2	2.3
Payroll and related costs	8.5	9.6
Other creditors	9.9	10.8
	$44.0	$42.7

6. Contract Related Disclosures

The following table summarizes contract related balances:

	Trade Receivables	Unbilled Accounts Receivable	Right to Recover Asset	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At March 31, 2026	$38.1	$26.9	$0.7	$(25.6)	$(4.0)
At December 31, 2025	$39.0	$30.2	$0.7	$(25.9)	$(4.5)

Revenue recognized that was included in the deferred income balance at the beginning of the period amounted to $2.8 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively.

For the three-month periods ended March 31, 2026 and 2025 respectively, there was no significant amounts of revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied in the respective prior periods.

Transaction Price Allocated to Remaining Performance Obligations

At March 31, 2026, in respect of contracts exceeding one year duration, the aggregate amount of the transaction price allocated to the performance obligations which are unsatisfied (or partially unsatisfied) at the end of the reporting period was approximately $120.8 million. Of this amount, we expect to recognize as revenue approximately 25% through December 31, 2026, approximately 50% through December 31, 2028, approximately 24% through December 31, 2030, and the remaining 1% through December 31, 2031.

7. Long Term Debt

Senior Notes

Long-term debt consists of £260.0 million ($342.9 million) of Senior Notes that mature on June 9, 2030, less $16.6 million of capitalized debt fees, which are being amortized over the length of the Senior Notes. The Senior Notes bear interest at a rate per annum equal to the Sterling Overnight Index Average (“SONIA”) rate plus a margin (based on the Company’s consolidated senior secured net leverage ratio) ranging from 5.50% to 6.00% per annum.

The Notes Purchase Agreement which governs the Senior Notes requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 5.0x on the test date for the relevant periods ending September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027, stepping down to 4.75x on June 30, 2027 and each relevant period thereafter (the “Notes Financial Covenant”). The Notes Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as consolidated net income after adding back certain items including (without limitation) interest expense, taxes, depreciation and amortization expenses and exceptional or non-recurring costs and losses and after adjusting for certain projected savings and synergies) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis. The Notes Purchase Agreement does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at March 31, 2026 showed covenant compliance with a net leverage of 2.88x.

On March 6, 2026, as permitted by the Notes Purchase Agreement, the Company repaid £10.0 million ($13.3 million) principal, and associated accrued interest of £0.2 million ($0.3 million), of its issued and outstanding Senior Notes. As permitted by the Notes Purchase Agreement, the repayment was made without penalty using some of the funds received from the November 7, 2025 sale of the Company’s UK holiday parks business and certain associated leisure assets.

8. Derivatives and Hedging Activities

On November 12, 2025, subsidiaries of the Company entered into two interest rate swap agreements with Macquarie Bank Limited designed to manage our exposure to interest rate volatility associated with our Senior Notes. The swaps are effective from December 9, 2025, until maturity on December 9, 2027. The swaps fix the interest rate at 3.6208% on a notional amount of £250.0 million ($329.7 million), payable to Macquarie Bank Limited, with Macquarie Bank Limited paying an amount to the Company on the notional amount of £250.0 million ($329.7 million) at an interest rate equal to the floating amount due on the Senior Notes, subject to a floor of 3.00%.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended March 31, 2026, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve-months, the Company estimates that an additional $1.8 million will be reclassified as a decrease to interest expense.

As of March 31, 2026, and December 31, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	2	£250.0 million ($329.7 million)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
	(in millions)
Other short-term assets	$1.1	$—
Other long-term assets	2.3	—
Other current liabilities	—	(0.2)
Other long-term liabilities	—	(0.4)
Total derivatives designated as hedging instruments	$3.4	$(0.6)

There was no effect of offsetting of the derivative financial instruments at March 31, 2026 or December 31, 2025.

The tables below present the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income for the three months ended March 31, 2026 and March 31, 2025.

Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(in millions)
Interest rate products	$4.1	$—

Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(in millions)
Interest expense, net	$0.1	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded
Interest expense, net	$(10.5)	$(7.0)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(in millions)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income
Interest expense, net	$0.1	$—

Credit-risk-related Contingent Features

In November 2025, each of Inspired Gaming (UK) Limited and Gaming Acquisitions Limited, wholly owned (indirect) subsidiaries of the Company (each, a “Hedging Subsidiary”), entered into an industry standard ISDA Master Agreement, with a negotiated Schedule thereto (each, an “ISDA Agreement”), with Macquarie Bank Limited, the counterparty to the derivative transactions, and which ISDA Agreements set forth various provisions which govern the relationship between each such Hedging Subsidiary and the counterparty with respect to such derivative instruments. Such provisions include certain events which, if triggered by either party, may give rise to a termination of the relevant derivative instruments, which may trigger a requirement for the exchange of a breakage payment between the parties.

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

As of March 31, 2026, no derivatives were in a net liability position. As of March 31, 2026, no Hedging Subsidiary has posted any collateral related to the ISDA Agreement, as no collateral is required under the terms thereof. If the Hedging Subsidiaries had breached any of the provisions under the terms which resulted in an acceleration of the ISDA Agreements, as at March 31, 2026, no assets would have been required for the Company to settle its obligations under the respective ISDA Agreements.

9. Fair Value Measurements

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

		March 31,	December 31,
	Level	2026	2025
		(in millions)
Derivative asset (see note 8)	2	$3.4	$—
Derivative liability (see note 8)	2	$—	$(0.6)

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

At March 31, 2026 and December 31, 2025, there were no Level 3 inputs, and no transfers in or out of Level 3 from other levels in the fair value hierarchy.

10. Stock-Based Compensation

A summary of the Company’s restricted stock unit (“RSU”) activity during the three months ended March 31, 2026 is as follows:

Number of Shares

Unvested Outstanding at January 1, 2026	975,381
Granted (1)	808,122
Forfeited	(22,639)
Vested	(120,961)
Unvested Outstanding at March 31, 2026	1,639,903

(1)	The amount shown as “granted” includes 316,862 performance-based target RSUs for 2026 as to which the number that ultimately vests would range from 0% to 100% of the target amount of RSUs (based on attainment of Adjusted EBITDA targets for 2026). The amount shown also includes tranches covering an aggregate of 104,167 Adjusted EBITDA RSUs (subject to performance criteria for 2026) which were part of sign-on awards of multiple tranches approved in 2023 for our Executive Chairman and our Chief Executive Officer with respect to which the accounting grant date for the 2026 tranches did not occur until the targets were set in February 2026.

The Company issued a total of 186,064 shares during the three months ended March 31, 2026, in connection with the Company’s equity-based plans, which primarily reflected the net settlement of RSUs that vested on December 31, 2025.

11. Accumulated Other Comprehensive (Income) Loss

The accumulated balances for each classification of comprehensive (income) loss are presented below:

	Foreign Currency Translation Adjustments	Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2026	$(77.9)	$0.5	$29.6	$(47.8)
Change during the period	(1.4)	(4.0)	(0.2)	(5.6)
Balance at March 31, 2026	$(79.3)	$(3.5)	$29.4	$(53.4)

	Foreign Currency Translation Adjustments	Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2025	$(78.5)	$—	$30.2	$(48.3)
Change during the period	0.4	—	(0.2)	0.2
Balance at March 31, 2025	$(78.1)	$—	$30.0	$(48.1)

12. Net Income (Loss) per Share

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because they were either contingently issuable shares or because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
RSUs	$1,639,903	$1,393,039

There were no reconciling items for the three months ended March 31, 2026 or March 31, 2025.

The calculation of Basic EPS includes the effects of 2,299,363 and 2,160,393 shares for the three months ended March 31, 2026 and 2025, respectively, with respect to RSU awards that have vested but have not yet been issued.

13. Repurchase of Common Stock

On November 1, 2025, the Board of Directors authorized the Company to use up to $25.0 million to repurchase common shares of the Company, subject to repurchases being effected on or before November 30, 2028 (the “Share Repurchase Program”). Management has discretion as to whether to repurchase shares of the Company.

During the three months ended March 31, 2026, the Company repurchased 387,230 shares under the Share Repurchase Program for gross payments of approximately $2.6 million, which were canceled and retired immediately as of the trade date. As of March 31, 2026, approximately $22.0 million remained available for future repurchases under the Share Repurchase Program.

Refer to Part II, Item 2 of this report for further details regarding shares repurchased during the three months ended March 31, 2026.

14. Other Finance Income (Expense)

Other finance income (expense) consisted of the following:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Pension interest cost	$(0.9)	$(0.9)
Expected return on pension plan assets	1.0	1.1
	$0.1	$0.2

15. Income Taxes

The effective income tax rate for the three months ended March 31, 2026 and 2025 was 60.4% and 97.3%, respectively, resulting in a $0.7 million and $5.1 million income tax benefit, respectively.

The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including the level of pre-tax income or loss, the income mix between jurisdictions, and any discrete items that may occur.

16. Related Parties

Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”) (an arranger and lending party under our previous Revolving Credit Facility (“RCF”) Agreement) and Macquarie Bank Limited (“Macquarie Bank”) (a party to our interest rate swap agreements, as described in Note 8) are affiliates of MIHI LLC, which beneficially owned approximately 11.3% of our common stock as of March 31, 2026. Macquarie UK held 11% of the loans outstanding under our previous RCF which was repaid on June 9, 2025. Interest expense payable to Macquarie UK for the previous RCF for the three months ended March 31, 2025 (including non-utilization fees) amounted to $0.1 million. With respect to Macquarie Bank, for the three months ended March 31, 2026, no periodic net settlements had occurred under the swap agreements, and as of March 31, 2026, no amounts were payable to or receivable from Macquarie Bank (the first scheduled payment date under the swap agreements, which became effective December 9, 2025, is June 9, 2026). MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

Richard Weil, the brother of A. Lorne Weil, our Executive Chairman, provides consulting services to the Company relating to our lottery operations under a consultancy agreement dated December 31, 2021, as amended and extended. The aggregate amount incurred by the Company in consulting fees was $37,500 and $37,500 for the three months ended March 31, 2026 and 2025, respectively.

17. Leases

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

Lease income from operating leases is not material for any of the periods presented. Lease income from sales type leases is as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Interest receivable	$0.3	$0.3
Profit recognized at commencement date of sales type leases	0.8	1.1
	$1.1	$1.4

18. Commitments and Contingencies

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

Purchase commitments

At March 31, 2026, the Company had commitments to purchase property and equipment amounting to $3.4 million.

19. Pension Plan

We operate a defined contribution plan in the US, and both defined benefit and defined contribution pension plans in the UK. The defined contribution plan assets are held separately from those of the Company in independently administered funds.

Defined Benefit Pension Plan

The defined benefit plan has been closed to new entrants since April 1, 1999 and closed to future accruals for services rendered to the Company for the entire financial statement periods presented. The actuarial valuation of the plan as at March 31, 2024, which was finalized in March 2025, determined that the statutory funding objective was not met, i.e., there were insufficient assets to cover the plan’s technical provisions and there was a funding shortfall.

In March 2025, a recovery plan was put in place to eliminate the funding shortfall. The recovery plan included a requirement for the plan actuary to assess the funding position of the plan at March 31, 2026 and if the funding level at that point was less than 100% the Company would pay a single lump sum contingent contribution calculated as the lower of the deficit calculated by the plan actuary at March 31, 2026 and £0.5 million ($0.7 million). The assessment has concluded that the funding position exceeded 100% at March 31, 2026 and consequently no contingent contribution will be payable.

The following table presents the components of our net periodic pension cost:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Components of net periodic pension cost:
Interest cost	$0.9	$0.9
Expected return on plan assets	(1.0)	(1.1)
Amortization of net loss	0.2	0.2
Net periodic cost	$0.1	$—

20. Segment Reporting and Geographic Information

Operating segments are identified as components of an enterprise for which separate and discrete financial information is available and is used by the chief operating decision maker, or decision-making group, (the “CODM”), in making decisions on how to allocate resources and assess performance. The Company’s CODM consists of the Executive Chairman and the President and Chief Executive Officer.

The Company’s CODM uses measures of segment profit and loss to evaluate the performance areas of 1) Achievement of revenue and gross margin; 2) Level of staff and non-staff expenses against budget; 3) Investment in capitalized software development; and 4) Additional cash expenditures impacting working capital. The decision-making group uses the information to allocate financial resources and drive operation decisions such as investing in new customers, products, geographies and refocusing commercial teams to drive new sales, accelerating or delaying staffing or other selling, general and administrative expenditures and ensuring technology staff utilization on new product development.

During the first quarter of 2026, the Company changed its reportable segments to align with changes in its internal management reporting structure and the manner in which the CODM assesses performance and allocates resources.

As a result of these changes, the Company now reports the following reportable segments: Retail Solutions, Virtual Sports, and Interactive. Previously, the Company reported the following reportable segments: Gaming, Virtual Sports, Interactive, and Leisure. The change in reportable segments reflects organizational realignment and did not affect the Company’s consolidated financial position, results of operations, or cash flows.

Prior-period segment information has been recast to conform to the current period presentation. The recast had no impact on previously reported consolidated totals.

The Company operates its business along three operating segments, which are segregated on the basis of revenue stream: Retail Solutions, Virtual Sports, and Interactive. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

Other segment items consist of costs incurred in restructuring activities.

The following tables present revenue, cost of sales, excluding depreciation and amortization, staff-related selling, general and administrative expenses, non-staff related selling, general and administrative expenses, labor costs capitalized, depreciation and amortization, stock-based compensation expense, other segment items, operating profit/(loss) and total capital and other long-lived asset expenditures for the periods ended March 31, 2026 and March 31, 2025, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization and capital expenditures relating to corporate/shared functions. Asset information by reportable segment is not given as this information is not provided to the Company’s CODM due to it not being considered necessary in order for the group to assess the reportable segments’ performance or to make decisions concerning the allocation of resources.

Segment Information

Three Months Ended March 31, 2026

	Retail Solutions	Virtual Sports	Interactive	Corporate Functions	Total
	(in millions)
Revenue:
Service	$27.9	$8.7	$16.7	$—	$53.3
Product sales	3.9	—	—	—	3.9
Total revenue	31.8	8.7	16.7	—	57.2
Cost of sales, excluding depreciation and amortization:
Cost of service	(7.3)	(0.5)	(0.8)	—	(8.6)
Cost of product sales	(2.6)	—	—	—	(2.6)
Staff-related selling, general and administrative expenses	(4.5)	(2.2)	(2.8)	(3.3)	(12.8)
Non-staff related selling, general and administrative expenses	(4.4)	(0.5)	(2.2)	(5.3)	(12.4)
Labor costs capitalized	1.3	0.6	0.9	—	2.8
Stock-based compensation expense	(0.2)	(0.2)	(0.1)	(0.9)	(1.4)
Depreciation and amortization	(8.4)	(2.1)	(1.0)	(1.0)	(12.5)
Other segment items	(0.3)	—	—	(0.2)	(0.5)
Segment operating income (loss)	5.4	3.8	10.7	(10.7)	9.2

Net operating income					$9.2

Total capital and other long-lived asset expenditures for the three months ended March 31, 2026	$6.6	$0.8	$1.4	$0.3	$9.1

Three Months Ended March 31, 2025

	Retail Solutions	Virtual Sports	Interactive	Corporate Functions	Total
	(in millions)
Revenue:
Service	$36.2	$8.7	$12.1	$—	$57.0
Product sales	3.4	—	—	—	3.4
Total revenue	39.6	8.7	12.1	—	60.4
Cost of sales, excluding depreciation and amortization:
Cost of service	(13.9)	(0.5)	(0.6)	—	(15.0)
Cost of product sales	(2.9)	—	—	—	(2.9)
Staff-related selling, general and administrative expenses	(7.4)	(2.2)	(2.4)	(3.2)	(15.2)
Non-staff related selling, general and administrative expenses	(6.4)	(0.6)	(2.0)	(3.4)	(12.4)
Labor costs capitalized	2.0	0.9	0.6	—	3.5
Stock-based compensation expense	(0.3)	(0.1)	(0.1)	(0.9)	(1.4)
Depreciation and amortization	(7.9)	(1.3)	(0.7)	(0.7)	(10.6)
Other segment items	(0.3)	—	—	(4.5)	(4.8)
Segment operating income (loss)	2.5	4.9	6.9	(12.7)	1.6

Net operating income					$1.6

Total capital and other long-lived asset expenditures for the three months ended March 31, 2025	$8.5	$0.5	$0.5	$1.0	$10.5

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Total revenue
UK	$34.3	$39.4
Greece	6.5	6.2
Rest of world	16.4	14.8
Total	$57.2	$60.4

UK revenue includes revenue from customers headquartered in the UK, but whose revenue is generated globally.

Geographic information of our non-current assets excluding goodwill and deferred tax is set forth below:

	March 31, 2026	December 31, 2025
	(in millions)
UK	$105.8	$110.9
Greece	25.2	23.8
Rest of world	19.2	19.8
Total	$150.2	$154.5

Software development costs are included as attributable to the market in which they are utilized.

21. Customer Concentration

During the three months ended March 31, 2026, there were two customers that represented at least 10% of the Company’s revenues, accounting for approximately 11% and 10% of the Company’s revenues, respectively. These customers were served by the Retail Solutions, Virtual Sports and Interactive segments. During the three months ended March 31, 2025, there were no customers that represented at least 10% of the Company’s revenues.

At March 31, 2026, there was one customer that represented at least 10% of the Company’s accounts receivable, accounting for approximately 10% of the Company’s accounts receivable. At December 31, 2025, there were no customers that represented at least 10% of the Company’s accounts receivable.

22. Subsequent Events

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

Forward-Looking Statements

We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For definitions of the term “forward-looking statements”, see the definitions provided in the “Cautionary Note Regarding Forward-Looking Statements” at the forepart of this report.

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

For the three-months ended March 31, 2026, we derived approximately 60% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), 11% from Greece, and the remaining 29% across the rest of the world. For the three-months ended March 31, 2025, we derived approximately 65% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), 10% from Greece, and the remaining 25% across the rest of the world.

As of March 31, 2026, our non-current assets (excluding goodwill) were attributable as follows: 70% to the UK, 17% to Greece and 13% across the rest of the world. As of March 31, 2025, our non-current assets (excluding goodwill) were attributable as follows: 74% to the UK, 1% to Greece and 15% across the rest of the world.

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

During the three-months ended March 31, 2026, we derived approximately 40% of our revenue from sales to customers outside the UK, compared to 35% during the three months ended March 31, 2025.

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

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the three-month period ended March 31, 2026 and March 31, 2025, the average GBP:USD rates were 1.35 and 1.26, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three-month period ended March 31, 2026, compared to the same period in 2025; and

●	a discussion and analysis of the results of operations for each of the Company’s segments (Retail Solutions, Virtual Sports and Interactive) for the three-month period ended March 31, 2026, compared to the same period in 2025, including key performance indicator (“KPI”) analysis.

In the discussion and analysis below, certain data may vary from the amounts presented in our condensed consolidated financial statements due to rounding.

For all reported variances, refer to the overall company and segment tables shown below. All variances discussed in the overall company and segment results are on a functional currency (at constant rate) basis, which excludes the impact of any changes in foreign currency exchange rates.

Change to Reportable Segments

During the three-month period ended March 31, 2026, the CODM began reviewing the operational results of the business in a new structure. As a result, the Company now reports the following three reportable segments, Retail Solutions, Virtual Sports, and Interactive, down from the previous four reportable segments. This change in operating segments is reflected starting with the reporting period ended March 31, 2026. Additionally, the Company will recast historical results of prior comparative periods to reflect the change in reportable segments, beginning with the period ended March 31, 2026, as required by ASC 280-10-34 for both Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

Key Events

During the three-month period ended March 31, 2026, the Retail Solutions segment completed the installation of 574 Vantage terminals for JenningsBet in the UK LBO market. Within the same segment, the Company secured an order from Genting Casino for 300 of its new Velos terminals, with delivery expected to commence in the second half of 2026. This order follows a smaller initial order of 100 terminals delivered in the fourth quarter of 2025 following a successful trial.

During the three-month period ended March 31, 2026, the Company signed a multi-year extension of its long-standing Virtual Sports agreement with bet365, one of the world’s leading online gambling operators. The extension is expected to support continued collaboration to develop Virtual Sports innovations, including the anticipated launch of an enhanced Virtual Soccer product featuring a BetBuilder functionality, timed to coincide with the start of the 2026 FIFA World Cup. Separately, in partnership with Gametech, the Company launched an expansion of its Virtual Sports Horse Racing and Greyhounds content to Turkish online operators and independent retailers, expanding distribution across Turkish online and retail channels. The Company also extended its long-standing partnership with Entain, the global sports betting and gaming group, with a multi-year agreement, introducing the upgraded Virtual Soccer product with BetBuilder.

During the three-month period ended March 31, 2026, the Interactive segment launched a new Lottery platform, STRATA™, on the Google Cloud Platform and deployed with LEIDSA (Loteria Electrônica Internacional Dominicana S.A.), a leading electronic lottery operator, and WLA member in the Dominican Republic.

Overall Company Results

Three Months Ended March 31, 2026, compared to Three Months Ended March 31, 2025

	For the Three-Month		Variance
	Period Ended		March 31, 2026 vs March 31, 2025
(In millions)	March 31, 2026	March 31, 2025	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$53.3	$57.0	$3.4	$(7.1)	(12)%	(6)%
Product	3.9	3.4	0.2	0.3	9%	15%
Total revenue	57.2	60.4	3.6	(6.8)	(11)%	(5)%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(8.6)	(15.0)	(0.4)	6.8	(45)%	(43)%
Cost of Product	(2.6)	(2.9)	(0.1)	0.4	(14)%	(10)%
Staff-related selling, general and administrative expenses	(12.8)	(15.2)	(1.0)	3.4	(22)%	(16)%
Non-staff related selling, general and administrative expenses	(12.4)	(12.4)	(0.9)	0.9	(7)%	-%
Labor costs capitalized	2.8	3.5	0.1	(0.8)	(23)%	(20)%
Other segment items:
Stock-based compensation	(1.4)	(1.4)	(0.1)	0.1	(7)%	-%
Depreciation and amortization	(12.5)	(10.6)	(0.8)	(1.1)	10%	18%
Other selling, general and administrative expenses	(0.5)	(4.8)	-	4.3	(90)%	(90)%
Net operating Income / (Loss)	9.2	1.6	0.4	7.2	450%	475%
Other income (expense)
Interest expense, net	(10.5)	(7.0)	(0.7)	(2.8)	40%	50%
Other finance income (expense)	0.1	0.2	-	(0.1)	(50)%	(50)%
Total other income (expense), net	(10.4)	(6.8)	(0.7)	(2.9)	43%	53%
Net Loss from continuing operations before income taxes	(1.2)	(5.2)	(0.3)	4.3	(83)%	(77)%
Income tax income (expense)	0.7	5.1	(0.1)	(4.3)	(84)%	(86)%

Net Loss	$(0.5)	$(0.1)	$(0.4)	$-	-%	400%

Exchange Rate - $ to £	1.35	1.26

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue (for the Three-Months Ended March 31, 2026, compared to the Three-Months Ended March 31, 2025)

Consolidated Reported Revenue by Segment

For the three-month period ended March 31, 2026, revenue on a functional currency (at constant rate) basis decreased by $6.8 million, or 11% compared to the three-month period ended March 31, 2025.

For the three-month period ended March 31, 2026, compared to the three-month period ended March 31, 2025, Retail Solutions revenue declined by $9.8 million, predominantly due to a decrease in service revenue of $10.1 million, mainly due to the sale of the UK holiday parks business and certain associated leisure assets, and pub operator model change. This was partially offset by product sales increase of $0.3 million (reflecting the variable nature of terminal sales). Virtual Sports revenue declined by $0.6 million, due to a decrease in online revenue, while Interactive revenue grew by $3.5 million due to growth in the UK, mainland Europe and North American markets.

Cost of Sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, for the three-month period ended March 31, 2026, compared to the three-month period ended March 31, 2025, decreased by $7.2 million, or 40%, predominantly driven by a $6.8 million decrease in cost of service, mainly due to the sale of the UK holiday parks business and certain leisure assets and pub operator business model restructuring, and a $0.4 million decrease in cost of product, attributable to the same restructuring activity.

Staff-related selling, general and administrative expenses

Staff-related selling, general and administrative expenses for the three-month period ended March 31, 2026, decreased by $3.4 million, or 22% compared to the three-month period ended March 31, 2025, predominantly related to the sale of the UK holiday parks business and certain leisure assets.

Non-staff related selling, general and administrative expenses

Non-Staff related selling, general and administrative expenses for the three-month period ended March 31, 2026 decreased by $0.9 million, or 7% compared with the three-month period ended March 31, 2025, mainly driven by lower fleet costs of $0.8 million, facility costs of $0.6 million (both related to the sale of the UK holiday parks business and certain leisure assets and pub operator business model restructuring activity) and storage costs of $0.3 million partially offset by higher professional fees of $0.8 million.

Stock-based compensation

During the three-month period ended March 31, 2026, and March 31, 2025, the Company recorded expenses of $1.4 million. All expenses related to outstanding awards.

Depreciation and amortization

Depreciation and amortization for the three-month period ended March 31, 2026, increased by $1.1 million, mainly driven by increases in Virtual Sports of $0.7 million and Interactive of $0.2 million for increased software development and intangible assets.

Other selling, general and administrative expenses

Other selling, general and administrative expenses for the three-month period ended March 31, 2026 decreased by $4.3 million, or 90% compared with the three-month period ended March 31, 2025, primarily driven by the timing of costs relating to the restatement of previously issued financial statements and expense relating to restructuring costs during the three-month period ended March 31, 2025.

Net operating income

During the three-month period ended March 31, 2026, net operating income was $9.2 million, an increase of $7.2 million, compared to the three-month period ended March 31, 2025. This was predominantly due to a lower staff related selling, general and administrative expenses (due to sale of the UK holiday parks business and certain leisure assets), and timing of costs relating to the restatement of previously issued financial statements during the three-month period ended March 31, 2025.

Net Loss

For the three-month period ended March 31, 2026, net loss was $0.5 million, compared to net loss of $0.1 million in the three-month period ended March 31, 2025. The increase in net loss was primarily driven by a decrease of income tax benefit of $4.3 million (the effective tax rate in any given year is influenced by a variety of factors including the level of pre-tax income or loss, the income mix between jurisdictions, and any discrete items that may occur), and higher interest expense of $2.8 million, partially offset by the increase of net operating income of $7.2 million.

Deferred Tax

The Company maintains a valuation allowance related to capital loss carryovers in the United Kingdom, state net operating losses unable to be utilized in the United States, and United States interest expected to be limited under Section 163(j).

Segment Results (for the Three-Months Ended March 31, 2026, compared to the Three-Months Ended March 31, 2025)

Retail Solutions

We generate revenue from our Retail Solutions segment through the delivery of our gaming terminals preloaded with proprietary gaming software, server-based content, as well as services such as terminal repairs, maintenance, software updates and upgrades on a when and if available basis and content development. We receive rental fees for machines, typically in conjunction with long-term contracts, on both a participation and fixed fee basis. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and any relevant regulatory levies) from gaming terminals placed in our customers’ facilities. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Retail Solutions business is principally driven by changes in (i) the number of operator customers we have, (ii) the number of Retail Solutions machines in operation, (iii) the net win performance of the machines and (iv) the net win percentage that we receive pursuant to our contracts with our customers.

Retail Solutions, Key Performance Indicators

	For the Three-Month Period Ended		Variance March 31, 2026 vs March 31, 2025
Retail Solutions	March 31, 2026	March 31, 2025		%

End of period installed base (# of terminals) (2)	39,056	42,090	(3,034)	(7.2)%
Total Retail Solutions - Average installed base (# of terminals) (2)	39,142	42,065	(2,923)	(6.9)%
Participation - Average installed base (# of terminals) (2)	31,526	30,842	684	2.2%
Fixed Rental - Average installed base (# of terminals)	12,596	14,226	(1,630)	(11.5)%
Service Only - Average installed base (# of terminals)	8,666	9,939	(1,273)	(12.8)%
Customer Gross Win per unit per day (1) (2)	£101.8	£99.0	£2.8	2.8%
Customer Net Win per unit per day (1) (2)	£74.9	£73.1	£1.8	2.5%
Inspired Blended Participation Rate	6.0%	6.5%	(0.5)%	(7.7)%
Inspired Fixed Rental Revenue per Retail Solutions Machine per week	£35.9	£49.7	£(13.8)	(27.8)%
Inspired Service Rental Revenue per Retail Solutions Machine per week	£8.2	£8.7	£(0.5)	(5.7)%
Retail Solutions Long term license amortization (£’m)	£968.1	£464.5	£503.6	108.4%
Number of Machine sales	519	313	206	65.8%
Average selling price per terminal	£5,124	£6,192	£(1,068)	(17.2)%
Total Holiday Parks Revenue (£’m)	£-	£2.9	(2.9)	(100)%

(1)	Includes all SBG terminals in which the Company takes a participation revenue share across all territories.

(2)	Includes approximately 2,500 lottery terminals where the revenue share is on handle instead of net win.

In the table above:

“End of Period Installed Base” represent the number of gaming machines installed (excluding Holiday Park machines) that are Category B and Category C only (UK Gambling Act 2005 places machines into categories dependent on maximum stake and prize available), This is equal to the number of deployed Retail Solutions terminals at the end of each period that have been placed on a participation or fixed rental basis. Retail Solutions participation revenue, which comprises the majority of Retail Solutions Service revenue, is directly related to the participation terminal installed base. This is the medium by which our customers generate revenue and distribute a revenue share to the Company. To the extent all other KPIs and certain other factors remain constant, the larger the installed base, the higher the Company’s revenue would be for a given period. Management gives careful consideration to this KPI in terms of driving growth across the segment. This does not include Service Only terminals.

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

“Total Retail Solutions - Average Installed Base” is the average number of deployed Retail Solutions terminals during the period consisting of both participation terminals and fixed rental terminals. Therefore, it is more closely aligned to revenue in the period. We believe this measure is particularly useful for assessing existing customers or markets to provide comparisons of historical size and performance. This does not include Service Only terminals.

“Participation - Average Installed Base” is the average number of deployed Retail Solutions terminals that generated revenue on a participation basis.

“Fixed Rental - Average Installed Base” is the average number of deployed Retail Solutions terminals that generated revenue on a fixed rental basis.

“Service Only - Average Installed Base” is the average number of terminals that generated revenue on a Service only basis.

“Customer Gross Win per unit per day” is a KPI used by our management to (i) assess impact on the Company’s revenue, (ii) determine changes in the performance of the overall market and (iii) evaluate the impact of regulatory change and our new content releases on our customers. Customer Gross Win per unit per day is the average per unit cash generated across all Retail Solutions terminals in which the Company takes a participation revenue share across all territories in the period, defined as the difference between the amounts staked less winnings to players divided by the Average Installed Base in the period, then divided by the number of days in the period.

Retail Solutions revenue accrued in the period is derived from Customer Gross Win accrued in the period after deducting gaming taxes (defined as a regulatory levy paid by the Customer to government bodies) and applying the Company’s contractual revenue share percentage.

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

“Inspired Fixed Rental Revenue per Retail Solutions Machine per week” is the Company’s average fixed rental amount across all fixed rental terminals where revenue is generated on a fixed fee basis, per unit per week.

“Inspired Service Rental Revenue per Retail Solutions Machine per week” is the Company’s average service rental amount across all service only rental terminals where revenue is generated on a service only fixed fee basis, per unit per week.

“Retail Solutions Long term license amortization” is the upfront license fee per terminal which is typically spread over the life of the terminal.

Our overall Retail Solutions revenue from terminals placed on a participation basis can therefore be calculated as the product of the Participation - Average Installed Base, the Customer Net Win per unit per day, the number of days in the period, and the Inspired Blended Participation Rate, which is equal to “Participation Revenue”.

“Number of Machine sales” is the number of terminals sold during the period.

“Average selling price per terminal” is the total revenue in GBP of the Retail Solutions terminals sold divided by the “number of Machine sales”.

Retail Solutions, Recurring Revenue

Set forth below is a breakdown of our Retail Solutions recurring revenue. Retail Solutions recurring revenue principally consists of Retail Solutions participation revenue and fixed rental revenue.

	For the Three-Month Period Ended		Variance March 31, 2026 vs March 31, 2025
(In £ millions)	March 31, 2026	March 31, 2025		%
Retail Solutions Recurring Revenue
Total Retail Solutions Revenue	£23.7	£31.4	£(7.7)	(25)%

Retail Solutions Participation Revenue	£12.6	£13.3	£(0.7)	(5)%
Retail Solutions Project Recurring Revenue	£0.1	£0.2	£(0.1)	(63)%
Other Fixed Fee Recurring Revenue	£6.8	£10.1	£(3.3)	(33)%
Retail Solutions Long-term license amortization	£1.0	£0.5	£0.5	100%
Retail Solutions Holiday Parks Revenue	£-	£2.9	£(2.9)	(100)%
Total Retail Solutions Recurring Revenue *	£20.5	£27.0	£(6.5)	(24)%
Retail Solutions Recurring Revenue as a % of Total Retail Solutions Revenue †	86%	86%	-%

In the table above:

“Retail Solutions Participation Revenue” includes our share of revenue generated from (i) our Retail Solutions terminals placed in gaming and lottery venues; and (ii) licensing of our game content and intellectual property to third parties.

“Retail Solutions Other Fixed Fee Recurring Revenue” includes service revenue in which the Company earns a periodic fixed fee on a contracted basis.

“Retail Solutions Project Recurring Revenue” relates specifically to a single customer for machine estate upgrades and distribution.

“Retail Solutions Long term license amortization” – see the definition provided above.

“Total Retail Solutions Recurring Revenue” is equal to Retail Solutions Participation Revenue plus Retail Solutions Other Fixed Fee Recurring Revenue.

Retail Solutions, Service Revenue by Region

Set forth below is a breakdown of our Retail Solutions service revenue by geographic region. Retail Solutions Service revenue consists principally of Retail Solutions participation revenue, Retail Solutions other fixed fee revenue, Retail Solutions long-term license amortization and Retail Solutions other non-recurring revenue. See “Retail Solutions Segment Revenue” below for a discussion of Retail Solutions service revenue between the periods under review.

	For the Three-Month Period Ended		Variance
(In millions)	March 31, 2026	March 31, 2025	March 31, 2026 vs March 31, 2025		Total Functional Currency %

Service Revenue:
UK LBO	$11.8	$10.0	$1.8	18%	11%
UK Holiday Parks	-	3.7	(3.7)	(100)%	(100)%
UK Other	9.7	15.9	(6.2)	(39)%	(44)%
Italy	0.4	0.4	-	-%	-%
Greece	4.8	4.6	0.2	4%	(3)%
Rest of the World	(0.1)	0.3	(0.4)	(133)%	(167)%
Lotteries	1.3	1.3	-	-%	-%

Total Service revenue	$27.9	$36.2	$(8.3)	(23)%	(28)%

Exchange Rate - $ to £	1.35	1.26

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Retail Solutions, Results of Operations

	For the Three-Month Period Ended		Variance March 31, 2026 vs March 31, 2025
(In millions)	March 31, 2026	March 31, 2025	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$27.9	$36.2	$1.8	$(10.1)	(28)%	(23)%
Product	3.9	3.4	0.2	0.3	9%	15%
Total revenue	31.8	39.6	2.0	(9.8)	(25)%	(20)%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(7.3)	(13.9)	(0.3)	6.9	(50)%	(47)%
Cost of Product	(2.6)	(2.9)	(0.1)	0.4	(14)%	(10)%
Total cost of sales	(9.9)	(16.8)	(0.4)	7.3	(43)%	(41)%

Staff-related selling, general and administrative expenses	(4.5)	(7.4)	(0.5)	3.4	(46)%	(39)%
Non-staff related selling, general and administrative expenses	(4.4)	(6.4)	(0.2)	2.2	(34)%	(31)%
Labor costs capitalized	1.3	2.0	-	(0.7)	(35)%	(35)%

Other segment items:

Stock-based compensation	(0.2)	(0.3)	-	0.1	(33)%	(33)%

Depreciation and amortization	(8.4)	(7.9)	(0.5)	-	-%	6%
Other selling, general and administrative expenses	(0.3)	(0.3)	-	-	-%	-%

Net operating Income	$5.4	$2.5	$0.4	$2.5	100%	116%

Exchange Rate - $ to £	1.35	1.26

Note: Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

All variances discussed in the Retail Solutions results below are on a functional currency (at a constant rate) basis, which excludes the impact of any changes in foreign currency exchange rates.

Retail Solutions Revenue

During the three-month period ended March 31, 2026, Retail Solutions revenue decreased by $9.8 million, or 25% compared to the three-month period ended March 31, 2025. This was driven by a $10.1 million decrease in Service revenue, partially offset by a $0.3 million increase in Product revenue.

The decrease in Retail Solutions Service revenue, during three-month period ended March 31, 2026, compared to the three-month period ended March 31, 2025, was driven by the sale of the UK holiday parks business and certain associated leisure assets, as well as the pub operator business model restructuring, partially offset by an increase in UK LBO service revenue.

The Product revenue increase, for the three-month period ended March 31, 2026, compared to the three-month period ended March 31, 2025 was primarily driven by higher UK Product sales, with the prior year period containing lower volumes of hardware sales which tend to be more variable in nature.

Retail Solutions Operating / Net Income

Net income for the three-month period ended March 31, 2026, increased by $2.5 million compared to the three-month period ended March 31, 2025. The increase was primarily due to a reduction in staff-related selling, general and administrative expenses of $3.4 million and non-staff related selling, general and administrative expenses of $2.2 million, partially offset by the reduction in Service sales Gross Margin, driven by the sales of the UK holiday parks business and certain associated leisure assets, and pub operator business model restructuring.

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

Virtual Sports, Key Performance Indicators

	For the Three-Month Period Ended		Variance March 31, 2026 vs March 31, 2025
	March 31, 2026	March 31, 2025		%
Virtuals
No. of Live Customers at the end of the period	60	57	3	5.3%
Average No. of Live Customers	60	57	3	5.3%
Total Revenue (£’m)	£6.4	£6.9	£(0.5)	(7.2)%
Total Revenue £’m - Retail	£2.1	£2.2	£(0.1)	(4.5)%
Total Revenue £’m - Online Virtuals	£4.4	£4.7	£(0.3)	(6.4)%

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

	For the Three-Month Period Ended		Variance March 31, 2026 vs March 31,2025
(In £ millions)	March 31, 2026	March 31, 2025		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£6.4	£6.9	£(0.5)	(7.2)%

Recurring Revenue - Retail Virtuals	£1.9	£2.0	£(0.1)	(5.0)%
Recurring Revenue - Online Virtuals	£4.3	£4.7	£(0.4)	(8.5)%
Total Virtual Sports Long-term license amortization	£0.2	£0.2	£0.0	0.0%
Total Virtual Sports Recurring Revenue	£6.4	£6.9	£(0.5)	(7.2)%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	100.0%	100.0%	(0.0)%

“Recurring Revenue” includes our share of revenue generated from (i) our Virtual Sports products placed with operators; (ii) licensing our game content and intellectual property to third parties; and (iii) our games on third-party online gaming platforms that are interoperable with our game servers.

“Virtual Sports Long term license amortization” is the upfront license fee which is typically spread over the life of the contract.

Virtual Sports, Results of Operations

	For the Three-Month Period Ended		Variance March 31, 2026 vs March 31, 2025
(In millions)	March 31, 2026	March 31, 2025	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$8.7	$8.7	$0.6	$(0.6)	(7)%	-%

Cost of Service	(0.5)	(0.5)	(0.1)	0.1	(20)%	-%

Staff-related selling, general and administrative expenses	(2.2)	(2.2)	(0.1)	0.1	(5)%	-%
Non-staff related selling, general and administrative expenses	(0.5)	(0.6)	(0.1)	0.2	(33)%	(17)%
Labor costs capitalized	0.6	0.9	-	(0.3)	(33)%	(33)%
Other segment items:

Stock-based compensation	(0.2)	(0.1)	-	(0.1)	100%	100%

Depreciation and amortization	(2.1)	(1.3)	(0.1)	(0.7)	54%	62%

Net operating Income	$3.8	$4.9	$0.2	$(1.3)	(27)%	(22)%

Exchange Rate - $ to £	1.35	1.26

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

Virtual Sports Revenue

During the three-month period ended March 31, 2026, revenue decreased by $0.6 million, or 7% compared to the three-month period ended March 31, 2025, primarily driven by lower revenue from a key customer.

Virtual Sports Operating Income

During the three-month period ended March 31, 2026, net operating income decreased by $1.3 million compared to the three-month period March 31, 2025. This decline was primarily due to the decrease in gross margin of $0.5 million, and an increase in depreciation and amortization of $0.7 million for increased software development and intangible assets.

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

Interactive, Key Performance Indicators

	For the Three-Month Period Ended		Variance March 31, 2026 vs March 31, 2025
Interactive	March 31, 2026	March 31, 2025		%

No. of Live Customers at the end of the period	217	190	27	14.2%
Average No. of Live Customers	215	183	32	17.5%
No. of Games available at the end of the period	347	323	24	7.4%
Average No. of Games available	344	323	21	6.5%
No. of Live Games at the end of the period	324	299	25	8.4%
Average No. of Live Games	321	299	22	7.4%
Total Revenue (£’m)	£12.4	£9.6	£2.8	29.2%

In the table above:

“No. of Live Customers at the end of the period” and “Average No. of Live Customers” represent the number of customers from which there is Interactive revenue at the end of the period and the average number of customers from which there is Interactive revenue during the period, respectively.

“No. of Games available at the end of the period” and “Average No. of Games available” represents the number of games that are available for operators to deploy at the end of the period (including inactive legacy games still available and new games that are available but have not yet gone live with any operators) and the average number of games that are available for operators to deploy during the period, respectively. This incorporates live games and inactive games.

“No. of Live Games at the end of the period” and “Average No. of Live Games” represents the number of games from which there is Interactive revenue at the end of the period and the average number of games from which there is Interactive revenue during the period, respectively.

“Total Revenue (£m)” represents total revenue for the Interactive segment, including recurring and upfront service revenue.

Interactive, Results of Operations

	For the Three-Month Period Ended		Variance March 31, 2026 vs March 31, 2025
(In millions)	March 31, 2026	March 31, 2025	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$16.7	$12.1	$1.1	$3.5	29%	38%

Cost of Service	(0.8)	(0.6)	-	(0.2)	33%	33%

Staff-related selling, general and administrative expenses	(2.8)	(2.4)	(0.1)	(0.3)	13%	17%
Non-staff related selling, general and administrative expenses	(2.2)	(2.0)	(0.1)	(0.1)	5%	10%
Labor costs capitalized	0.9	0.6	-	0.3	50%	50%
Other segment items:

Stock-based compensation	(0.1)	(0.1)	-	-	-%	-%

Depreciation and amortization	(1.0)	(0.7)	(0.1)	(0.2)	29%	43%

Net operating Income	$10.7	$6.9	$0.8	$3.0	43%	55%

Exchange Rate - $ to £	1.35	1.26

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

Interactive Revenue

During the three-month period ended March 31, 2026, revenue increased by $3.5 million, or 29% compared to the three-month period ended March 31, 2025, driven by recurring revenue growth in the UK, mainland Europe and North America.

Interactive Net Operating Income

Operating income for the three-month period ended March 31, 2026 increased by $3.0 million compared to the three-month period ended March 31, 2025. This increase was driven by the increase in revenue, partially offset by increases in cost of sales of $0.2 million, depreciation and amortization of $0.2 million and non-staff related selling, general and administrative expenses of $0.1 million.

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

Reconciliation to Adjusted EBITDA by Segment for the Three Months Ended March 31, 2026

		For the Three-Month Period Ended March 31, 2026
(In millions)	Statutory Heading	Total	Retail Solutions	Virtual Sports	Interactive	Corporate
Net Income/ (loss)	Net Income	$(0.5)	$5.4	$3.8	$10.7	$(20.4)

Pension charges (1)	Staff-related selling, general and administrative expenses	$0.3				0.3

Cost of Group Restructure (2)	Other selling, general and administrative expenses	$0.3	0.3
Cost of Group Restatement (3)	Other selling, general and administrative expenses
Stock-based compensation expense (4)	Stock-based compensation expense	$1.4	0.2	0.2	0.1	0.9

Depreciation and amortization (4)	Depreciation and amortization	$12.5	8.4	2.1	1.0	1.0
Interest expense net (4)	Interest expense net	$10.5				10.5
Other finance expenses / (income) (4)	Other finance expenses / (income)	$(0.1)				(0.1)
Income Tax (4)	Income Tax	$(0.7)				(0.7)
Adjusted EBITDA		$23.7	$14.3	$6.1	$11.8	$(8.5)

Adjusted EBITDA		£17.6	£10.6	£4.5	£8.8	£(6.3)
Exchange Rate - $ to £ (6)		1.35

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by Segment for the Three Months Ended March 31, 2025

		For the Three-Month Period Ended March 31, 2025
(In millions)	Statutory Heading	Total	Retail Solutions	Virtual Sports	Interactive	Corporate
Net Income/ (loss)		$(0.1)	$2.5	$4.9	$6.9	$(14.4)

Pension charges (1)	Staff-related selling, general and administrative expenses	$0.2				0.2

Cost of Group Restructure (2)	Other selling, general and administrative expenses	$0.6	0.3			0.3
Cost of Group Restatement (3)	Other selling, general and administrative expenses	$4.0				4.0
Stock-based compensation expense (4)	Stock-based compensation expense	$1.4	0.3	0.1	0.1	0.9
Depreciation and amortization (4)	Depreciation and amortization	$10.6	7.9	1.3	0.7	0.7

Interest expense net (4)	Interest expense net	$7.0				7.0
Other finance expenses / (income) (4)	Other finance expenses / (income)	$(0.2)				(0.2)
Income tax (4)	Income tax	$(5.1)				(5.1)
Adjusted EBITDA		$18.4	$11.0	$6.3	$7.7	$(6.6)

Adjusted EBITDA		£14.6	£8.8	£5.0	£6.2	£(5.4)
Exchange Rate - $ to £ (5)		1.26

Note: Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical; these are shown in the Corporate category.

Notes to Adjusted EBITDA reconciliation tables above:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.

(2)	“Cost of Group Restructure” include redundancy costs, payment in lieu of notice costs and any associated employer taxes. To qualify as an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs or be in relation to the exit of an Executive.

(3)	“Cost of Group Restatement” includes accounting advice and other related costs associated with the restatement of financial statements. It also includes costs relating to the SEC inquiry that was subsequently concluded in January 2025. To qualify as an adjusting item, costs must be specific to the event and be neither normal nor recurring in nature.

(4)	Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are as described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(5)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Liquidity and Capital Resources

Three Months Ended March 31, 2026, compared to Three Months Ended March 31, 2025

Cash Flow Summary - A Two Year Comparative

	Three-Months Ended		Variance
(in millions)	Mar 31, 2026	Mar 31, 2025	Mar 31, 2026 to Mar 31, 2025
Net loss	$(0.5)	$(0.1)	$(0.4)
Non-cash interest expense relating to senior debt	1.0	0.5	0.5
Change in fair value of derivative liabilities and stock-based compensation expense	1.4	1.4	-
Deferred income taxes	(0.2)	(1.9)	1.7
Depreciation and amortization (incl RoU assets)	13.0	11.4	1.6
Other net cash generated by operating activities	12.0	14.2	(2.2)
Net cash inflow provided by operating activities	26.7	25.5	1.2

Net cash used in investing activities	(10.1)	(15.1)	5.0
Net cash used by financing activities	(16.7)	(1.7)	(15.0)
Effect of exchange rates on cash	(0.9)	1.0	(1.9)
Net (decrease)/increase in cash and cash equivalents	$(1.0)	$9.7	$(10.7)

Net Cash provided by Operating Activities

For the three-month period ended March 31, 2026, net cash inflow provided by operating activities was $26.7 million, compared to a $25.5 million inflow for the three-month period ended March 31, 2025, representing a $1.2 million increase in cash generation. The increase was driven primarily by higher depreciation and amortization and lower deferred income tax charges. This was partially offset by lower working capital generation, as the prior year benefitted from the collection of receivables related to machine hardware sales made at the end of 2024.

Non-cash interest expense increased by $0.5 million, to $1.0 million, due to the refinancing of the business in June 2025.

Change in the fair value of derivative liabilities and stock-based compensation expense remained constant at $1.4 million. All expenses related to outstanding awards.

Depreciation and amortization increased by $1.6 million, to $13.0 million, with increases of $0.6 million in both software development cost amortization and contract cost amortization and $0.5 million in non-machine depreciation. These were offset by a $0.2 million decrease in right of use asset amortization.

Other net cash generated by operating activities decreased by $2.2 million to an inflow of $12.0 million. The relative movements between the three-month period ended March 31, 2026 and the three-month period ended March 31, 2025 resulted in unfavorable movements of $14.4 million in accounts receivable and $12.1 million in accounts payable and accrued expenses. The adverse movements in accounts receivable were largely due to the collection of receipts in the prior year from hardware sales made at the end of 2024 and the unfavorable movements in accounts payable and accrued expenses were largely due to timing of higher procurement activity in the previous year and timing on supplier payments in the current year. These unfavorable movements were partly offset by favorable movements in prepayments and accrued income of $11.2 million, inventory of $4.4 million and corporate tax and other current taxes of $7.4 million.

Net Cash used in Investing Activities

Net cash utilized in investing activities decreased by $5.0 million, to $10.1 million in the three-month period ended March 31, 2026. This was driven by lower expenditure on plant, property and equipment ($5.5 million decrease) and on contract cost additions ($0.8 million decrease). These were partly offset by a $1.3 million increase in capitalized software.

Net Cash used by Financing Activities

During the three-month period ended March 31, 2026, net cash used by financing activities was $16.7 million, $15.0 million higher than the three-month period ended March 31, 2025 due to the voluntary repayment of £10.0 million ($13.3 million) of the long-term debt facility and the repurchase of shares $2.6 million. These were partly offset by a $0.9 million reduction in finance lease expenditure.

Funding Needs and Sources

To fund our obligations, historically we have relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of March 31, 2026, we had liquidity consisting of $42.3 million in cash, of which $1.2 million is restricted in escrow until November 2026 and a further $23.5 million of undrawn revolver facility. This compares to $39.0 million of cash as of March 31, 2025, with a further $6.5 million of revolver facilities undrawn. We had a working capital inflow of $12.0 million for the three-month period ended March 31, 2026, compared to a $14.2 million inflow for the three-month period ended March 31, 2025.

The level of our working capital surplus or deficit varies with the level of machine procurement we are undertaking and our capitalization as well as the seasonality experienced in some of the businesses in the prior year. In periods with minimal machine volumes and capital spend, our working capital is typically more stable. In periods where significant numbers of machines are being produced, the levels of inventory and creditors are typically higher and there is a natural timing difference between converting the stock into sellable or capitalized plant and settling payments to suppliers. These factors can result in significant working capital volatility. In periods of low activity, our working capital volatility is reduced. Working capital is reviewed and managed with the aim of ensuring that current liabilities are covered by the level of cash held and the expected level of short-term receipts.

Historically, some of our business operations require cash to be held within the machines. However, with the sale of our holiday park business and certain associated leisure assets in November 2025, the operational float requirement is removed. As of March 31, 2026, none of our $42.3 million of cash was held as operational floats within the machines. At March 31, 2025, $6.1 million of our $39.0 million of cash was held as operational floats within the machines.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through May 2027.

Long Term and Other Debt

(In millions)	March 31, 2026		March 31, 2025
Cash held	£32.1	$42.3	£30.2	$39.0
Revolver drawn	-	-	(15.0)	(19.4)
Original principal senior debt	(260.0)	(342.9)	(235.0)	(303.4)
Cash interest accrued	(7.8)	(10.3)	(6.8)	(8.8)
Finance lease creditors	(12.8)	(16.8)	(18.1)	(23.4)
Total	£(248.5)	$(327.7)	£(244.7)	$(316.0)

Debt Covenants

Under the Note Purchase Agreement in place as of March 31, 2026, we are subject to covenant testing on the Senior Notes. The Notes Purchase Agreement requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 5.0x on the test date for the relevant periods ending September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027, stepping down to 4.75x on June 30, 2027 and each relevant period thereafter (the “Notes Financial Covenant”). The Notes Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as consolidated net income after adding back certain items including (without limitation) interest expense, taxes, depreciation and amortization expenses and exceptional or non-recurring costs and losses and after adjusting for certain projected savings and synergies) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis. The Notes Purchase Agreement does not include a minimum interest coverage ratio or other financial covenants.

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

Covenant testing at March 31, 2026 showed covenant compliance with the current debt facilities in place and under the previous debt facilities, there were no covenant violations in the three-month period ended March 31, 2025.

Liens and Encumbrances

As of March 31, 2026, our Senior Notes were secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Share Repurchases

On November 1, 2025 the Board of Directors authorized a new share repurchase program permitting the repurchase, subject to repurchases being effected on or before November 30, 2028 of up to an aggregate amount of $25.0 million of the Company’s issued and outstanding shares of common stock. Since the authorization, the Company has repurchased an aggregate of 443,834 shares of our common stock at an aggregate cost of $3.0 million.

Previously, the Board of Directors had authorized that the Company may use up to $25.0 million to repurchase Inspired shares of common stock, subject to repurchases being effected on or before May 10, 2025. There were no repurchases in the prior year under this authorization. Under this authorization, the Company had repurchased an aggregate of 1,193,118 shares of our common stock at an aggregate cost of $12.0 million. This plan has now lapsed.

Total cumulative share repurchases under both share repurchase programs amount to an aggregate of 1,636,952 shares of our common stock at an aggregate cost of $15.0 million.

Contractual Obligations

As of March 31, 2026, our contractual obligations were as follows:

Contractual Obligations (in millions)	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
Operating activities
Interest on long term debt	$150.7	$33.5	$33.5	$83.7	$-
Purchase of machines	3.4	3.4	-	-	-
Financing activities

Senior secured notes - principal repayment	342.9	-	-	342.9	-
Finance lease payments	16.9	4.3	5.2	7.4	-
Operating lease payments	8.5	2.6	1.5	2.9	1.5
Interest on non-utilization fees	1.1	0.3	0.3	0.5	-
Total	$523.5	$44.1	$40.5	$437.4	$1.5

Off-Balance Sheet Arrangements

As of March 31, 2026, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

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

For a discussion of other recently issued accounting standards, and assessments as to their impacts on the Company, see Note 1 “Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of the Company’s 2025 Form 10-K.

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

The Company recognized service and product revenue of $53.3 million and $3.9 million, respectively, for the three months ended March 31, 2026. The Company’s revenue recognition policy, which requires significant judgments and estimates, is fully described in Note 1 “Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of the Company’s 2025 Form 10-K.

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

Interest Rate Risk

Following the Company’s refinancing of its debt in June 2025, the external borrowings of £260.0 million ($342.9 million) are provided at a rate per annum equal to SONIA plus a margin (based on the Company’s consolidated senior secured net leverage ratio) ranging from 5.50% to 6.00% per annum fixed rate. Therefore, movements in rates such as SONIA will impact on the current borrowings with increases in SONIA leading to a higher interest charge.

As at March 31, 2026, we had £260.0 million ($342.9 million) of senior note debt subject to a floating rate interest charge that can vary with the SONIA rate. If the floating interest rates increased by 1%, the additional interest charge would have been approximately $0.9 million for the three months ended March 31, 2026. If the floating interest rates increased by 5%, the additional interest charge would have been approximately $4.5 million for the three months ended March 31, 2026.

Up until the refinancing of the debt in June 2025, the previous external borrowings were provided at a fixed rate. Therefore, movements in rates such as SONIA did not impact on the borrowings and the only fluctuation that was reported was solely caused by movements in the exchange rates between the Company’s functional currency and its reporting currency.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. To estimate our foreign currency exchange rate risk, we identify material Euro and USD trading and balance sheet amounts and recalculate the result using a 10% movement in the GBP:USD exchange rate. For the trading figures the 10% movement is based on the average exchange rate throughout the reported period and for the balance sheet figures the 10% movement is based on the exchange rate used at March 31, 2026.

Excluding intercompany balances, our Euro functional currency net assets total approximately $29.4 million, and our USD functional currency net assets total approximately $11.6 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the USD. A hypothetical 10% adverse change in the value of the Euro and the USD relative to GBP as of March 31, 2026, would result in translation adjustments of approximately $2.6 million favorable and $1.2 million favorable, respectively, recorded in other comprehensive income.

Included within our trading results are earnings outside of our functional currency. Retained gains from Euro based entities earned in Euros and retained losses from USD based entities earned in USD in the three-month period ended March 31, 2026, were €3.1 million and $1.5 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the USD relative to GBP as of March 31, 2026, would result in translation adjustments of approximately $0.3 million favorable and $0.1 million unfavorable, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the USD. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the USD would change the trading operational results favorably by $0.3 million and would result in unfavorable translation adjustments of approximately $5.5 million, recorded in other comprehensive income.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to the material weaknesses described in Item 9A of the Company’s 2025 Form 10-K.

Management continues to progress throughout 2026, with its remediation efforts regarding the previously identified material weaknesses. With respect to the deficiencies associated with IT General Controls (as it relates to software updates by third-party vendors), management has designed and implemented procedures to address such deficiencies.

These deficiencies will be deemed remediated once the new controls are operating effectively over a sufficient period of time to ensure its operating effectiveness. Due to the pervasive nature of the IT deficiencies, automated process-level and manual controls that depend on information derived from this financially relevant application were also determined to be ineffective. These deficiencies are expected to be remediated upon the effectiveness of the remediation of the IT General Controls.

Continued efforts have also focused on remediating previously identified material weaknesses related to revenue and accounts receivable. Previously, the Company identified deficiencies due to insufficient evidence that all contracts executed prior to July 2025 had been revalidated such that billing systems contained accurate and complete contractual terms. This, therefore, represented a control gap with respect to these older contracts.

In 2026, the Company continued to design and implement controls to remediate all identified deficiencies as well as designing and implementing controls to enhance its controls and procedures related to capitalized software and contract costs. Management anticipates that these deficiencies will be remediated before the end of the current financial reporting year, ending December 31, 2026.

Management has also implemented new systems and processes to enhance their internal SOX management testing programs. Staffing resources were also increased in both the Finance and IT departments to strengthen internal controls and support ongoing process improvements.

Management will continue to implement measures designed to address the underlying process improvements associated with the previously identified material weaknesses. These measures include: (i) ongoing training and education for control owners on control design and execution requirements (ii) the continued development and periodic updating of a comprehensive risk & control matrix supported by detailed process flows and narratives for each reporting cycle (iii) implementation of standardized control templates to promote consistency in control performance and documentation (iv) deployment of a governance risk and compliance (“GRC”) system to support SOX compliance and (v) enhanced quarterly reporting to the Audit Committee regarding remediation progress and internal audit.

While management has demonstrated improvements in the design and operation of certain controls, full remediation will not be considered complete until the relevant controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, management continues to evaluate the effectiveness of these controls as they mature and are subject to ongoing testing.

Although management expects to continue making progress during 2026, there can be no assurance as to the timing of full remediation, particularly given the need for sustained operating effectiveness to ensure such controls are operating effectively over a sufficient time period, with appropriate evidence.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above, to remediate previously identified material weaknesses, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business is subject to a high degree of risk. You should carefully consider the risk factors discussed in Part I, Item 1A of our 2025 Form 10-K. Any of these risks could materially and adversely affect our business, operating results, financial condition and prospects, and cause the value of our common stock to decline, which could cause investors in our common stock to lose all or part of their investments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company’s share repurchase activities for the three months ended March 31, 2026 were as follows(1):

Period	Number of shares purchased(2)	Average price paid per share(3)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1, 2026 to January 31, 2026	–	$–	–	$–
February 1, 2026 to February 28, 2026	–	$–	–	$–
March 1, 2026 to March 31, 2026	387,230	$6.79	387,230	$21,959,173
	387,230	$6.79	387,230	$21,959,173

(1)	On November 5, 2025, the Company announced that the Board of Directors authorized the Company to repurchase up to $25.0 million of shares of the Company’s common stock (the “Share Repurchase Program”) on, or prior to, November 30, 2028. Purchases made under the program can be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. The first repurchases under the Share Repurchase Program were made on November 20, 2025.

(2)	Reflects shares traded and retired as of March 31, 2026. Due to administrative processing times, 207,928 shares remained on the records of the transfer agent until April 1, 2026.

(3)	The average price paid per share includes commissions related to the repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of our officers or directors, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

INSPIRED ENTERTAINMENT, INC.

Date: May 7, 2026		/s/ A. Lorne Weil
	Name:	A. Lorne Weil
	Title:	Executive Chairman
(Principal Executive Officer)

Date: May 7, 2026		/s/ James Richardson
	Name:	James Richardson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

