Form 10-K/A
period 2025-12-31
Inspired Entertainment, Inc.
filed 2026-05-22
CIK 1615063

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the registrant’s 2026 annual meeting of stockholders, filed with the Securities and Exchange Commission on April 21, 2026 (within 120 days of the conclusion of the registrant’s fiscal year ended December 31, 2025), are incorporated by reference in Part III of the Annual Report on Form 10-K for the registrant’s fiscal year ended December 31, 2025, as amended by this Amendment No. 1 hereto.

EXPLANATORY NOTE

Inspired Entertainment, Inc. (“Inspired Entertainment” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2026 (the “Original Report”). This Amendment is filed solely to correct a clerical error in the CBIZ CPAs P.C. audit opinion over the financial statements included in Item 8 of the Original Report, which incorrectly stated that CBIZ CPAs P.C. did not need to express an opinion over the effectiveness of the Company’s Internal Control Over Financial Reporting (“ICFR”). The correct audit opinion over ICFR was, in fact, properly included in the Original Report as required. Therefore, the audit opinion over the financial statements was updated accordingly (the “Amended Audit Opinion”). This Amendment includes Item 8. “Financial Statements and Supplemental Data” in its entirety and without change from the Original Report, other than the addition of the Amended Audit Opinion as the new page F-2, and the updating of page references.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also includes currently dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. As required by the rules of the SEC, this Amendment sets forth an amended “Item 15. Exhibits, Financial Statement Schedules” in its entirety, which includes the currently dated certifications of the Company’s principal executive officer and principal financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2 as well as a currently dated Exhibits 23.1 and 23.2, the consents of Marcum LLP and CBIZ CPAs P.C., the Company’s prior and current independent registered public accounting firms, respectively, with respect to this Amendment. This Amendment does not otherwise update any exhibits contained in the Original Filing.

This Amendment does not reflect events occurring after the Original Report and does not modify or update the disclosure therein in any way except as described above. No other changes have been made to the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment.

i

ITEM 8. Financial Statements and Supplementary Data.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Inspired Entertainment, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Inspired Entertainment, Inc, and Subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 10, 2026, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

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

New York, NY

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

Part iv

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. The required consolidated financial statements and notes thereto are presented starting on page F-1 of this report.

(2)	Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the consolidated financial statements and notes thereto presented starting on page F-1 of this report.

(3)	Exhibits

Exhibit Number	Description
3.1+	Second Amended and Restated Certificate of Incorporation of Inspired Entertainment, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

3.2+	Second Amended and Restated Bylaws of Inspired Entertainment, Inc. (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2023, filed with the SEC on August 11, 2023).

4.1+	Registration Rights Agreement, dated December 23, 2016, by and among Hydra Industries Acquisition Corp. and the Vendors (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

4.2+	Description of Securities (incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2021, filed with the SEC on March 31, 2022).

4.3+	Form of Note Certificate relating to the Series B Notes (included in Exhibit 10.1).

10.1+	Senior Notes Purchase Agreement dated June 4, 2025 by and among Inspired Entertainment Holdings LLC as topco, DMWSL 633 Limited as the original company, DMWSL 631 Limited as the successor company, Inspired Entertainment (Financing) PLC, as original issuer, the Guarantors defined therein, Barclays Bank plc, HG Vora Special Opportunities Master Fund, Ltd., BSE Investments, Ltd. and HG Vora Opportunistic Capital Master Fund III A LP as original noteholders, Global Loan Agency Services Limited as agent and GLAS Trust Corporation Limited as security agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on June 9, 2025).

10.2+	Senior Facilities Agreement dated June 4, 2025, by and among Inspired Entertainment Holdings LLC as topco, DMWSL 633 Limited as the original company, DMWSL 631 Limited as the successor company, Inspired Entertainment (Financing) PLC, as original borrower, the Guarantors defined therein, Barclays Bank plc as original lender, Global Loan Agency Services Limited as agent and GLAS Trust Corporation Limited as security agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on June 9, 2025).

10.3+	Letter Amendment dated June 30, 2025 by and among DMWSL 633 Limited, Global Loan Agency Services Limited as agent and GLAS Trust Corporation Limited as security agent, relating to the Senior Notes Purchase Agreement dated June 4 2025 and the Senior Facilities Agreement dated June 4, 2025 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2025, filed with the SEC on August 6, 2025).

10.4+	2002 ISDA Master Agreement dated November 7, 2025 between Macquarie Bank Limited and Inspired Gaming (UK) Limited.

10.5+	2002 ISDA Master Agreement dated November 7, 2025 between Macquarie Bank Limited and Gaming Acquisitions Limited.

10.6+	Amendment dated November 11, 2025 by and between Macquarie Bank Limited and Inspired Gaming (UK) Limited, relating to the 2002 ISDA Master Agreement dated November 7, 2025.

10.7+	Amendment dated November 11, 2025 by and between Macquarie Bank Limited and Gaming Acquisitions Limited, relating to the 2002 ISDA Master Agreement dated November 7, 2025.

1

Exhibit Number	Description
10.8+	Form of Director and Officer Indemnity Agreement (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

10.9+	Stockholders Agreement, dated December 23, 2016, by and among the Company, Hydra Industries Sponsor LLC, Macquarie Sponsor and the Vendors (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on December 30, 2016).

10.10#+	Inspired Entertainment, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2017, filed with the SEC on December 4, 2017).

10.11#+	Inspired Entertainment, Inc. Second Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.5 to the Post-Effective Amendment to the Registration Statement on Form S-1 of the Company, filed with the SEC on December 29, 2017).

10.12#+	Inspired Entertainment, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of the Company for the year ended September 30, 2018, filed with the SEC on December 10, 2018).

10.13#+	Inspired Entertainment, Inc. 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2021, filed with the SEC on March 31, 2022).

10.14#+	Inspired Entertainment, Inc. 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2023, filed with the SEC on August 11, 2023).

10.15#+	Forms of Grant Agreements for fiscal year 2023 under the Inspired Entertainment, Inc. 2021 Omnibus Incentive Plan (Time-Based Form of Agreement and Performance-Based Form of Agreement) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2023, filed with the SEC on May 10, 2023).

10.16+	Inspired Entertainment, Inc. 2025 Short-Term Incentive Bonus Plan.

10.17#+	Employment Agreement, dated as of October 9, 2020, by and between Inspired Entertainment, Inc. and A. Lorne Weil (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2020).

10.18#+	Letter, dated April 12, 2021, from Inspired Entertainment, Inc. to A. Lorne Weil (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2021, filed with the SEC on May 14, 2021).

10.19#+	Addendum, effective June 21, 2021, to the Employment Agreement dated October 9, 2020 by and between Inspired Entertainment, Inc. and A. Lorne Weil (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the Company on June 24, 2021).

2

Exhibit Number	Description
10.20#+	Second Addendum, effective January 1, 2023, to the Employment Agreement dated October 9, 2020, as amended, by and between Inspired Entertainment, Inc. and A. Lorne Weil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on January 17, 2023).

10.21#+	Addendum, effective January 1, 2025, to the Employment Agreement dated October 9, 2020, as amended, by and between Inspired Entertainment, Inc. and A. Lorne Weil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on February 4, 2025).

10.22#+	Restricted Stock Unit and Performance Stock Unit Transfer Agreement, dated as of May 17, 2024, by and among A. Lorne Weil, Hydralex Holdings LLC and Inspired Entertainment, Inc. (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2024, filed with the SEC on March 26, 2025).

10.23#+	Employment Agreement, dated February 17, 2020, between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2019, filed with the SEC on March 30, 2020).

10.24#+	Letter Agreement, dated July 21, 2021, by and between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 23, 2021).

10.25#+	Second Addendum, effective January 1, 2023, to the Employment Agreement dated February 17, 2020, as amended, by and between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on January 17, 2023).

10.26#+	Addendum, effective January 1, 2025, to the Employment Agreement dated February 17, 2020, as amended, by and between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on February 4, 2025).

10.27#+

Performance-Based Grant Agreement, dated May 9, 2023, between Inspired Entertainment, Inc. and Brooks H. Pierce (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2023, filed with the SEC on August 11, 2023).

10.28#+	Employment Agreement, dated November 5, 2024 and effective January 1, 2025, by and between Inspired Gaming (UK) Limited and James Richardson (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2024, filed with the SEC on March 26, 2025).

10.29#+	Employment Agreement, dated February 8, 2024, by and between Inspired Gaming (UK) Limited and Simona Camilleri (commenced serving as General Counsel effective July 1, 2024) (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2024, filed with the SEC on August 8, 2024).

10.30+	Inspired Entertainment, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company, filed with the SEC on July 14, 2017).

3

Exhibit Number	Description

10.31#+	Inspired Entertainment Sharesave Plan (U.K. Appendix) (adopted as a subplan to the Inspired Entertainment Employee Stock Purchase Plan) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the three months ended September 30, 2022, filed with the SEC on November 9, 2022).

10.32+	Non-Employee Director Compensation Policy.

19.1+	Inspired Entertainment, Inc. Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2024, filed with the SEC on March 26, 2025).

21.1+	Subsidiaries of the Company.

23.1*	Consent of Marcum LLP.

23.2*	Consent of CBIZ CPAs P.C.

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer.

32.2**	Section 906 Certification of Principal Financial Officer.

97.1+	Inspired Entertainment, Inc. Clawback Policy (incorporated herein by reference to Exhibit 97.1 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2023, filed with the SEC on April 15, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101.INS)

#	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.
+	Previously filed.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: May 22, 2026	/s/ A. Lorne Weil
A. Lorne Weil, Executive Chairman
(Principal Executive Officer)

Date: May 22, 2026	/s/ Craig Wilson
Craig Wilson, Chief Financial Officer
(Principal Financial and Accounting Officer)

5