Form 10-Q
period 2026-06-30
Inspired Entertainment, Inc.
filed 2026-08-05
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, there were 26,358,372 shares of the Company’s common stock issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash	$22.0	$42.0
Restricted cash	1.2	1.3
Accounts receivable, net	38.0	43.9
Inventory	17.7	18.5
Prepaid expenses and other current assets	39.3	46.8
Corporate tax and other current taxes receivable	6.8	5.5
Total current assets	125.0	158.0

Property and equipment, net	56.3	60.5
Software development costs, net	20.9	22.7
Other acquired intangible assets subject to amortization, net	12.9	14.0
Goodwill	61.2	62.1
Finance lease right of use asset	18.8	21.7
Operating lease right of use asset	7.0	7.8
Costs of obtaining and fulfilling customer contracts, net	11.5	12.1
Deferred tax	64.5	65.3
Other assets	14.8	15.7
Total assets	$392.9	$439.9

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$31.8	$42.7
Corporate tax and other current taxes payable	4.4	9.1
Deferred revenue, current	8.0	7.1
Operating lease liabilities	2.3	2.9
Current portion of finance lease liabilities	4.4	4.3
Other current liabilities	4.2	4.7
Total current liabilities	55.1	70.8

Long-term debt	319.4	345.2
Finance lease liabilities, net of current portion	11.3	13.8
Deferred revenue, net of current portion	15.7	19.1
Operating lease liabilities	5.8	6.1
Other long-term liabilities	1.2	1.1
Total liabilities	408.5	456.1

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 26,355,360 shares and 26,873,509 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid in capital	397.8	394.9
Accumulated other comprehensive income	51.0	47.8
Accumulated deficit	(464.4)	(458.9)
Total stockholders’ deficit	(15.6)	(16.2)
Total liabilities and stockholders’ deficit	$392.9	$439.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Service	$54.3	$73.8	$107.6	$130.8
Product sales	6.5	6.5	10.4	9.9
Total revenue	60.8	80.3	118.0	140.7

Cost of sales:
Cost of service (1)	(8.7)	(21.2)	(17.3)	(36.2)
Cost of product sales (1)	(3.5)	(4.0)	(6.1)	(6.9)
Selling, general and administrative expenses	(24.2)	(31.9)	(48.5)	(62.2)
Depreciation and amortization	(14.5)	(15.3)	(27.0)	(25.9)
Net operating income	9.9	7.9	19.1	9.5

Other expense
Interest expense, net	(9.5)	(7.1)	(20.0)	(14.1)
Other finance income	0.2	0.2	0.3	0.4
Total other expense, net	(9.3)	(6.9)	(19.7)	(13.7)

Net income (loss) before income taxes	0.6	1.0	(0.6)	(4.2)

Income tax (expense) benefit	(0.4)	(8.8)	0.3	(3.7)
Net income (loss)	0.2	(7.8)	(0.3)	(7.9)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(0.9)	(1.5)	0.5	(1.9)
Change in fair value of hedging instrument	(1.7)	—	2.4	—
Reclassification of gain on hedging instrument to comprehensive income	(0.1)	—	(0.2)	—
Reclassification of loss on pension plan to comprehensive income	0.3	0.3	0.5	0.5
Other comprehensive (loss) income	(2.4)	(1.2)	3.2	(1.4)

Comprehensive (loss) income	$(2.2)	$(9.0)	$2.9	$(9.3)

Net income (loss) per common share – basic and diluted	$0.01	$(0.27)	$(0.01)	$(0.27)

Weighted average number of shares outstanding during the period – basic	28,908,945	29,078,848	29,097,921	29,026,683
Weighted average number of shares outstanding during the period – diluted	29,276,684	29,078,848	29,097,921	29,026,683

Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(1.6)	$(1.8)	$(3.0)	$(3.2)

(1)	Excluding depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2026 TO JUNE 30, 2026

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Shares	Amount	capital	income	deficit	(deficit)

Balance as of January 1, 2026	26,873,509	—	394.9	47.8	(458.9)	(16.2)
Foreign currency translation adjustments	—	—	—	1.4	—	1.4
Change in fair value of hedging instrument	—	—	—	4.1	—	4.1
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(0.1)	—	(0.1)
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.2	—	0.2
Issuances under stock plans	186,064	—	—	—	—	—
Repurchase of common stock	(387,230)	—	—	—	(2.6)	(2.6)
Stock-based compensation expense	—	—	1.3	—	—	1.3
Net loss	—	—	—	—	(0.5)	(0.5)
Balance as of March 31, 2026	26,672,343	$—	$396.2	$53.4	$(462.0)	$(12.4)
Foreign currency translation adjustments	—	—	—	(0.9)	—	(0.9)
Change in fair value of hedging instrument	—	—	—	(1.7)	—	(1.7)
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(0.1)	—	(0.1)
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.3	—	0.3
Issuances under stock plans	3,012	—	—	—	—	—
Repurchase of common stock	(319,995)	—	—	—	(2.6)	(2.6)
Stock-based compensation expense	—	—	1.6	—	—	1.6
Net income	—	—	—	—	0.2	0.2
Balance as of June 30, 2026	26,355,360	$—	$397.8	$51.0	$(464.4)	$(15.6)

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(0.3)	$(7.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24.2	20.5
Amortization of finance lease right of use asset	2.8	5.4
Amortization of operating lease right of use asset	1.1	1.6
Stock-based compensation expense	3.0	3.2
Amortization of deferred financing fees relating to senior debt	2.0	1.3
Deferred tax	—	(0.1)
Changes in assets and liabilities:
Accounts receivable	5.5	21.4
Inventory	0.6	5.5
Prepaid expenses and other assets	9.9	(11.6)
Corporate tax and other current taxes payable	(6.0)	(7.1)
Accounts payable and accrued expenses	(10.3)	10.4
Deferred revenue and customer prepayment	(2.0)	2.3
Operating lease liabilities	(1.2)	(1.8)
Pension contributions	(0.3)	(0.5)
Other long-term liabilities	0.5	(1.9)
Net cash provided by operating activities	29.5	40.7

Cash flows from investing activities:
Purchases of property and equipment	(6.4)	(18.8)
Purchases of capital software and internally developed costs	(6.3)	(4.7)
Contract cost expense	(6.0)	(7.7)
Net cash used in investing activities	(18.7)	(31.2)

Cash flows from financing activities:
Debt introduced	—	365.7
Repayments of long-term debt	(23.3)	(318.3)
Repayments of short-term debt	—	(20.3)
Repurchase of common stock	(5.2)	—
Debt fees incurred	—	(18.9)
Repayments of finance leases	(2.0)	(4.1)
Net cash (used in) provided by financing activities	(30.5)	4.1

Effect of exchange rate changes on cash	(0.4)	3.4
Net (decrease) increase in cash	(20.1)	17.0
Cash, beginning of period	43.3	29.3
Cash and restricted cash, end of period	$23.2	$46.3

Components of cash and restricted cash
Cash	22.0	46.3
Restricted cash	1.2	—
Total cash and restricted cash, end of period	$23.2	$46.3

Supplemental cash flow disclosures
Cash paid during the period for interest	$17.9	$17.4
Cash paid during the period for income taxes	$2.3	$6.4
Cash paid during the period for operating leases	$1.6	$4.3

Supplemental disclosure of non-cash investing and financing activities
Lease liabilities arising from obtaining finance lease right of use assets	$—	$(1.3)
Lease liabilities arising from obtaining operating lease right of use assets	$(0.5)	$(0.9)
Right of use property and equipment acquired through finance lease	$—	$9.8
Asset retirement obligation assets arising during the period	$0.1	$0.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Management Liquidity Plans

As of June 30, 2026, the Company’s cash on hand, excluding restricted cash, was $22.0 million, and the Company had working capital in addition to cash and restricted cash of $46.7 million. The Company recorded net losses of $0.3 million and $7.9 million for the six months ended June 30, 2026 and 2025, respectively. Net losses included non-cash stock-based compensation of $3.0 million and $3.2 million for the six months ended June 30, 2026 and 2025, respectively.

Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $29.5 million and $40.7 million for the six months ended June 30, 2026 and 2025, respectively.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through August 2027.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2025. The financial information as of December 31, 2025 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 10, 2026, as amended on May 22, 2026 (the “2025 Form 10-K”).   The financial information for the three and six months ended June 30, 2025 is derived from the unaudited consolidated financial statements presented in the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025 filed with the SEC on August 6, 2025. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

2. Allowance for Credit Losses

Changes in the allowance for credit losses are as follows:

	June 30, 2026	December 31, 2025
	(in millions)
Beginning balance	$(1.2)	$(1.0)
Additional allowance for credit losses on contracts with customers	—	(0.3)
Write offs	—	0.1
Foreign currency translation adjustments	—	—
Ending balance	$(1.2)	$(1.2)

3. Inventory

Inventory consists of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Component parts	$11.2	$10.0
Work in progress	—	0.1
Finished goods	6.5	8.4
	$17.7	$18.5

Component parts include parts for gaming terminals. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Prepaid expenses and other assets	$9.1	$16.6
Fair value of hedging instrument	0.9	—
Unbilled accounts receivable	29.3	30.2
	$39.3	$46.8

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Accounts payable	$15.4	$20.0
Intellectual property licenses	4.5	2.9
Payroll and related costs	3.1	9.6
Cost of sales including inventory	2.8	4.2
Other creditors	6.0	6.0
	$31.8	$42.7

6. Contract Related Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Right to recover asset	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At June 30, 2026	$34.0	$29.3	$0.7	$(23.7)	$(4.2)
At December 31, 2025	$39.0	$30.2	$0.7	$(25.9)	$(4.5)

During the six months ended June 30, 2026 and 2025, the Company recognized $3.7 million and $1.0 million, respectively, in revenue that was originally included in the deferred income balance at the start of each period.

No significant amounts of revenue were recognized during the periods presented as a result of changes in contract transaction prices related to performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

At June 30, 2026, in respect of contracts exceeding one year duration, the aggregate amount of the transaction price allocated to the performance obligations which are unsatisfied (or partially unsatisfied) at the end of the reporting period was approximately $112.8 million. Of this amount, we expect to recognize as revenue approximately 18% through December 31, 2026, approximately 54% through December 31, 2028, approximately 26% through December 31, 2030, and the remaining 2% through December 31, 2031.

7. Long Term Debt

Senior Notes

Long-term debt consists of £252.5 million ($335.1 million) of Senior Notes that mature on June 9, 2030, carried on the balance sheet net of $15.7 million of unamortized debt issuance costs, which are being amortized over the length of the Senior Notes. The Senior Notes bear interest at a rate per annum equal to the Sterling Overnight Index Average (“SONIA”) rate plus a margin (based on the Company’s consolidated senior secured net leverage ratio) ranging from 5.50% to 6.00% per annum.

The Notes Purchase Agreement which governs the Senior Notes requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 5.0x on the test date for the relevant periods ended or ending September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027, stepping down to 4.75x on June 30, 2027 and each relevant period thereafter (the “Notes Financial Covenant”). The Notes Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as consolidated net income after adding back certain items including (without limitation) interest expense, taxes, depreciation and amortization expenses and exceptional or non-recurring costs and losses and after adjusting for certain projected savings and synergies) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis. The Notes Purchase Agreement does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at June 30, 2026 showed covenant compliance with a net leverage of 2.91x.

On March 6, 2026, as permitted by the Notes Purchase Agreement, the Company repaid £10.0 million ($13.3 million) principal, and associated accrued interest of £0.2 million ($0.3 million), of its issued and outstanding Senior Notes. On June 9, 2026 the Company repaid a further £7.5 million ($10.0 million) principal. As permitted by the Notes Purchase Agreement, the repayments were made without penalty using some of the funds received from the November 7, 2025 sale of the Company’s UK holiday parks business and certain associated leisure assets.

8. Derivatives and Hedging Activities

On November 12, 2025, subsidiaries of the Company entered into two interest rate swap agreements with Macquarie Bank Limited designed to manage our exposure to interest rate volatility associated with our Senior Notes. The swaps are effective from December 9, 2025, until maturity on December 9, 2027. The swaps fix the interest rate at 3.6208% on a notional amount of £250.0 million ($331.8 million), payable to Macquarie Bank Limited, with Macquarie Bank Limited paying an amount to the Company on the notional amount of £250.0 million ($331.8 million) at an interest rate equal to the floating amount due on the Senior Notes, as described in Note 7, subject to a floor of 3.00%.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the six months ended June 30, 2026, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve-months, the Company estimates that an additional $1.0 million will be reclassified as a decrease to interest expense.

As of June 30, 2026, and December 31, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	2	£250.0 million ($331.8 million)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
	(in millions)
Other short-term assets	$0.9	$—
Other long-term assets	0.7	—
Other current liabilities	—	(0.2)
Other long-term liabilities	—	(0.4)
Total derivatives designated as hedging instruments	$1.6	$(0.6)

There was no effect of offsetting of the derivative financial instruments at June 30, 2026 or December 31, 2025.

The tables below present the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income for the six months ended June 30, 2026 and June 30, 2025.

Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(in millions)
Interest rate products	$2.4	$—

Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(in millions)
Interest expense, net	$0.2	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the six months ended June 30, 2026 and June 30, 2025.

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded
Interest expense, net	$(20.0)	$(14.1)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(in millions)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income
Interest expense, net	$0.2	$—

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

As of June 30, 2026, no derivatives were in a net liability position. As of June 30, 2026, no Hedging Subsidiary has posted any collateral related to the ISDA Agreement, as no collateral is required under the terms thereof. If the Hedging Subsidiaries had breached any of the provisions under the terms which resulted in an acceleration of the ISDA Agreements, as at June 30, 2026, no assets would have been required for the Company to settle its obligations under the respective ISDA Agreements.

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

		June 30,	December 31,
	Level	2026	2025
		(in millions)
Derivative asset (see note 8)	2	$1.6	$—
Derivative liability (see note 8)	2	$—	$(0.6)

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

At June 30, 2026 and December 31, 2025, there were no Level 3 inputs, and no transfers in or out of Level 3 from other levels in the fair value hierarchy.

10. Stock-Based Compensation

A summary of the Company’s Restricted Stock Unit (“RSU”) activity during the six months ended June 30, 2026 is as follows:

Number of Shares

Unvested Outstanding at January 1, 2026	975,381
Granted (1)	847,948
Forfeited	(54,668)
Vested	(138,485)
Unvested Outstanding at June 30, 2026	1,630,176

(1)	The amount shown as “granted” includes 316,775 performance-based target RSUs for 2026 as to which the number that ultimately vests would range from 0% to 100% of the target amount of RSUs (based on attainment of Adjusted EBITDA targets for 2026). The amount shown also includes tranches covering an aggregate of 104,167 Adjusted EBITDA RSUs, approved in 2023 but which were subject to performance criteria for 2026. The accounting grant date for the 2026 tranches did not occur until the targets were set in February 2026.

The Company issued a total of 189,076 shares during the six months ended June 30, 2026, in connection with the Company’s equity-based plans, which primarily reflected the net settlement of RSUs that vested on December 31, 2025.

11. Accumulated Other Comprehensive (Income) Loss

The accumulated balances for each classification of comprehensive (income) loss are presented below:

	Foreign Currency Translation Adjustments	Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2026	$(77.9)	$0.5	$29.6	$(47.8)
Change during the period	(1.4)	(4.0)	(0.2)	(5.6)
Balance at March 31, 2026	(79.3)	(3.5)	29.4	(53.4)
Change during the period	0.9	1.8	(0.3)	2.4
Balance at June 30, 2026	$(78.4)	$(1.7)	$29.1	$(51.0)

	Foreign Currency Translation Adjustments	Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2025	$(78.5)	$—	$30.2	$(48.3)
Change during the period	0.4	—	(0.2)	0.2
Balance at March 31, 2025	$(78.1)	$—	$30.0	$(48.1)
Change during the period	1.5	—	(0.3)	1.2
Balance at June 30, 2025	$(76.6)	$—	$29.7	$(46.9)

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because they were either contingently issuable shares or because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs	608,609	1,365,058	1,630,176	1,365,058

The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the three months ended June 30, 2026.

	Income (Numerator) (in millions)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available to common stockholders	$0.2	28,908,945	$0.01
Effect of Dilutive Securities
RSUs	—	367,739	$—
Diluted EPS
Income available to common stockholders	$0.2	29,276,684	$0.01

There were no reconciling items for the six months ended June 30, 2026, or the three and six months ended June 30, 2025.

The calculation of Basic EPS includes the effects of 2,313,875 and 2,166,752 shares for the three and six months ended June 30, 2026 and 2025, respectively, with respect to RSU awards that have vested but have not yet been issued.

13. Repurchase of Common Stock

In November 2025, the Board of Directors authorized the Company to use up to $25.0 million to repurchase common shares of the Company, subject to repurchases being effected on or before November 30, 2028 (the “Share Repurchase Program”). Management has discretion as to whether to repurchase shares of the Company.

During the six months ended June 30, 2026, the Company repurchased 707,225 shares under the Share Repurchase Program for gross payments of approximately $5.2 million, which were canceled and retired immediately as of the trade date. As of June 30, 2026, approximately $19.4 million remained available for future repurchases under the Share Repurchase Program.

Refer to Part II, Item 2 of this report for further details regarding shares repurchased during the three months ended June 30, 2026.

14. Other Finance Income

Other finance income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Pension interest cost	$(0.9)	$(0.9)	$(1.8)	$(1.8)
Expected return on pension plan assets	1.1	1.1	2.1	2.2
	$0.2	$0.2	$0.3	$0.4

15. Income Taxes

The effective income tax rate for the three months ended June 30, 2026 and 2025 was 74.1% and 795.9%, respectively, resulting in an $0.4 million and an $8.8 million income tax expense, respectively. The effective income tax rate for the six months ended June 30, 2026 and 2025 was 46.5% and (88.6)%, respectively, resulting in a $0.3 million income tax benefit and a $3.7 million income tax expense, respectively.

The effective tax rate reported in any given year will continue to be influenced by a variety of factors, including the level of pre-tax income or loss, the income mix between jurisdictions, and any discrete items that may occur.

16. Related Parties

Macquarie Bank Limited (“Macquarie Bank”) (a party to our interest rate swap agreements, as described in Note 8) and Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”) (an arranger and lending party under our previous revolving credit facility (“RCF”) which was repaid on June 9, 2025) are affiliates of MIHI LLC, which beneficially owned approximately 11.5% of our common stock as of June 30, 2026. Under the interest rateswap agreement, interest expense payable to Macquarie Bank amounted to $6.0 million and interest receivable from Macquarie Bank amounted to $6.3 million, resulting in a net interest receivable to the Company of $0.3 million, for each of the three and six months ended June 30, 2026. With respect to our previous RCF, interest expense payable to Macquarie UK for the three months ended June 30, 2025 (including non-utilization fees) amounted to $0.0 million, and for the six months ended June 30, 2025 (including non-utilization fees) amounted to $0.1 million. MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

Richard Weil, the brother of A. Lorne Weil, our Executive Chairman, provides consulting services to the Company relating to our lottery operations under a consultancy agreement dated December 31, 2021, as amended and extended. The aggregate amount incurred by the Company in consulting fees was $37,500 for each of the three months ended June 30, 2026 and 2025, respectively, and $75,000 for each of the six months ended June 30, 2026 and 2025, respectively.

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

Lease income from operating leases is not material for any of the periods presented. Lease income from sales type leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Interest receivable	$0.4	$0.3	$0.7	$0.6
Profit recognized at commencement date of sales type leases	0.7	1.0	1.5	2.1
	$1.1	$1.3	$2.2	$2.7

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

Purchase Commitments

At June 30, 2026, the Company had commitments to purchase property and equipment amounting to $14.5 million.

19. Pension Plan

We operate a defined contribution plan in the US, and both defined benefit and defined contribution pension schemes in the UK. The defined contribution scheme assets are held separately from those of the Company in independently administered funds.

Defined Benefit Pension Scheme

The defined benefit plan has been closed to new entrants since April 1, 1999 and closed to future accruals for services rendered to the Company for the entire financial statement periods presented. The latest triennial actuarial valuation of the plan as at March 31, 2024, which was finalized in March 2025, determined that the statutory funding objective was not met, i.e., there were insufficient assets to cover the plan’s technical provisions and there was a funding shortfall.

In March 2025, a recovery plan was put in place to eliminate the funding shortfall. The recovery plan included a requirement for the plan actuary to assess the funding position of the plan at March 31, 2026 and if the funding level at that point was less than 100% the Company would pay a single lump sum contingent contribution calculated as the lower of the deficit calculated by the plan actuary at March 31, 2026 and £0.5 million ($0.7 million). The assessment concluded that the funding position exceeded 100% at March 31, 2026 and consequently no contingent contribution was payable.

The following table presents the components of our net periodic pension cost:

	Six Months Ended June 30,
	2026	2025
	(in millions)
Components of net periodic pension cost:
Interest cost	$1.8	$1.8
Expected return on plan assets	(2.1)	(2.2)
Amortization of net loss	0.5	0.5
Net periodic cost	$0.2	$0.1

20. Segment Reporting and Geographic Information

Operating segments are identified as components of an enterprise for which separate and discrete financial information is available and is used by the chief operating decision maker, or decision-making group, (the “CODM”), in making decisions on how to allocate resources and assess performance. The Company’s CODM consists of our Executive Chairman and our President and Chief Executive Officer.

The Company’s CODM uses measures of segment profit and loss to evaluate the performance areas of 1) revenue and gross margin; 2) staff and non-staff expenses against budget; 3) investment in capitalized software development; and 4) additional cash expenditures impacting working capital. The CODM uses the information to allocate financial resources and drive operation decisions such as investing in new customers, products, geographies and refocusing commercial teams to drive new sales, accelerating or delaying staffing or other selling, general and administrative expenditures and ensuring technology staff utilization on new product development.

During the first quarter of 2026, we changed our reportable segments to align with changes in our internal management reporting structure and the manner in which the CODM assesses performance and allocates resources.

As a result of these changes, the Company now reports the following reportable segments: Retail Solutions, Virtual Sports, and Interactive. Previously, the Company reported the following reportable segments: Gaming, Virtual Sports, Interactive, and Leisure. The change in reportable segments reflects organizational realignment and did not affect the Company’s consolidated financial position, results of operations, or cash flows. We believe this method of segment reporting reflects both the way our business segments are managed and the way the performance of each segment is evaluated.

Prior-period segment information has been recast to conform to the current period presentation. The recast had no impact on previously reported consolidated totals.

The refence below to “Other segment items” consist of costs incurred in restructuring activities.

The following tables present revenue, cost of sales, excluding depreciation and amortization, staff-related selling, general and administrative expenses, non-staff related selling, general and administrative expenses, labor costs capitalized, depreciation and amortization, stock-based compensation expense, other segment items, operating profit/(loss) and total capital and other long-lived asset expenditures for the periods ended June 30, 2026 and June 30, 2025, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization and capital expenditures relating to corporate/shared functions. Asset information by reportable segment is not given as this information is not provided to the Company’s CODM due to it not being considered necessary in order for the CODM to assess the reportable segments’ performance or to make decisions concerning the allocation of resources.

Segment Information

Three Months Ended June 30, 2026

	Retail Solutions	Virtual Sports	Interactive	Corporate Functions	Total
	(in millions)
Revenue:
Service	$29.7	$8.9	$15.7	$—	$54.3
Product sales	6.5	—	—	—	6.5
Total revenue	36.2	8.9	15.7	—	60.8
Cost of sales, excluding depreciation and amortization:
Cost of service	(7.3)	(0.6)	(0.8)	—	(8.7)
Cost of product sales	(3.5)	—	—	—	(3.5)
Staff-related selling, general and administrative expenses	(4.8)	(2.2)	(3.4)	(4.5)	(14.9)
Non-staff related selling, general and administrative expenses	(3.3)	(0.1)	(2.0)	(3.8)	(9.2)
Labor costs capitalized	1.1	0.7	0.8	—	2.6
Stock-based compensation expense	(0.2)	(0.1)	(0.2)	(1.1)	(1.6)
Depreciation and amortization	(9.7)	(2.7)	(2.0)	(0.1)	(14.5)
Other segment items	(0.8)	—	—	(0.3)	(1.1)
Segment operating income (loss)	7.7	3.9	8.1	(9.8)	9.9

Net operating income					$9.9

Total capital and other long-lived asset expenditures for the three months ended June 30, 2026	$3.2	$2.4	$1.4	$0.6	$7.6

Three Months Ended June 30, 2025

	Retail Solutions	Virtual Sports	Interactive	Corporate Functions	Total
	(in millions)
Revenue:
Service	$51.0	$9.2	$13.6	$—	$73.8
Product sales	6.5	—	—	—	6.5
Total revenue	57.5	9.2	13.6	—	80.3
Cost of sales, excluding depreciation and amortization:
Cost of service	(19.7)	(0.7)	(0.8)	—	(21.2)
Cost of product sales	(4.0)	—	—	—	(4.0)
Staff-related selling, general and administrative expenses	(8.7)	(2.4)	(3.0)	(4.6)	(18.7)
Non-staff related selling, general and administrative expenses	(6.5)	(0.5)	(1.6)	(3.2)	(11.8)
Labor costs capitalized	1.9	1.0	0.9	—	3.8
Stock-based compensation expense	(0.5)	(0.1)	(0.2)	(1.0)	(1.8)
Depreciation and amortization	(10.9)	(1.9)	(1.6)	(0.9)	(15.3)
Other segment items	(0.4)	—	—	(3.0)	(3.4)
Segment operating income (loss)	8.7	4.6	7.3	(12.7)	7.9

Net operating income					$7.9

Total capital and other long-lived asset expenditures for the three months ended June 30, 2025	$14.8	$1.2	$0.3	$0.6	$16.9

Six Months Ended June 30, 2026

	Retail Solutions	Virtual Sports	Interactive	Corporate Functions	Total
	(in millions)
Revenue:
Service	$57.6	$17.6	$32.4	$—	$107.6
Product sales	10.4	—	—	—	10.4
Total revenue	68.0	17.6	32.4	—	118.0
Cost of sales, excluding depreciation and amortization:
Cost of service	(14.6)	(1.1)	(1.6)	—	(17.3)
Cost of product sales	(6.1)	—	—	—	(6.1)
Staff-related selling, general and administrative expenses	(9.3)	(4.4)	(6.2)	(7.8)	(27.7)
Non-staff related selling, general and administrative expenses	(7.7)	(0.6)	(4.2)	(9.1)	(21.6)
Labor costs capitalized	2.4	1.3	1.7	—	5.4
Stock-based compensation expense	(0.4)	(0.3)	(0.3)	(2.0)	(3.0)
Depreciation and amortization	(18.1)	(4.8)	(3.0)	(1.1)	(27.0)
Other segment items	(1.1)	—	—	(0.5)	(1.6)
Segment operating income (loss)	13.1	7.7	18.8	(20.5)	19.1

Net operating income					$19.1

Total capital and other long-lived asset expenditures for the six months ended June 30, 2026	$9.8	$3.2	$2.8	$0.9	$16.7

Six Months Ended June 30, 2025

	Retail Solutions	Virtual Sports	Interactive	Corporate Functions	Total
	(in millions)
Revenue:
Service	$87.2	$17.9	$25.7	$—	$130.8
Product sales	9.9	—	—	—	9.9
Total revenue	97.1	17.9	25.7	—	140.7
Cost of sales, excluding depreciation and amortization:
Cost of service	(33.6)	(1.2)	(1.4)	—	(36.2)
Cost of product sales	(6.9)	—	—	—	(6.9)
Staff-related selling, general and administrative expenses	(16.1)	(4.6)	(5.4)	(7.8)	(33.9)
Non-staff related selling, general and administrative expenses	(12.9)	(1.1)	(3.6)	(6.6)	(24.2)
Labor costs capitalized	3.9	1.9	1.5	—	7.3
Stock-based compensation expense	(0.8)	(0.2)	(0.3)	(1.9)	(3.2)
Depreciation and amortization	(18.8)	(3.2)	(2.3)	(1.6)	(25.9)
Other segment items	(0.6)	—	—	(7.6)	(8.2)
Segment operating income (loss)	11.3	9.5	14.2	(25.5)	9.5

Net operating income					$9.5

Total capital and other long-lived asset expenditures for the six months ended June 30, 2025	$23.3	$1.7	$0.8	$1.6	$27.4

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Total revenue
UK	$34.6	$57.6	$69.1	$97.0
Greece	6.4	6.2	12.9	12.4
USA	5.8	3.9	10.5	7.8
Rest of world	14.0	12.6	25.5	23.5
Total	$60.8	$80.3	$118.0	$140.7

UK revenue includes revenue from customers headquartered in the UK, but whose revenue is generated globally.

Geographic information of our non-current assets excluding goodwill is set forth below:

	June 30, 2026	December 31, 2025
	(in millions)
UK	$101.1	$110.9
Greece	23.0	23.8
Rest of world	18.1	19.8
Total	$142.2	$154.5

Software development costs are included as attributable to the market in which they are utilized.

21. Customer Concentration

During the three months ended June 30, 2026 one customer represented at least 10% of the Company’s revenue, accounting for 11% of the Company’s revenue. This customer was served by the Retail Solutions, Virtual Sports and Interactive segments. During the three months ended June 30, 2025, no customers represented at least 10% of the Company’s revenue.

During the six months ended June 30, 2026, there were two customers that represented at least 10% of the Company’s revenues, accounting for approximately 11% and 10% of the Company’s revenues, respectively. These customers were served by the Retail Solutions, Virtual Sports and Interactive segments. During the six months ended June 30, 2025, no customers represented at least 10% of the Company’s revenue.

At June 30, 2026 and December 31, 2025, there were no customers that represented at least 10% of the Company’s accounts receivable.

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

Forward-Looking Statements

We make forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For definitions of the term Forward-Looking Statements, see the definitions provided in the “Cautionary Note Regarding Forward-Looking Statements” at the front part of this report.

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

For the three- and six-month periods ended June 30, 2026, we derived approximately 57% and 59% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), respectively 10% and 9% from USA respectively; 11% and 11% from Greece, respectively; and the remaining 22% and 21% across the rest of the world. During the three- and six-month periods ended June 30, 2025, we derived approximately 72% and 69% from the UK, respectively; 5% (in both periods) from USA; 8% and 9% from Greece respectively; and the remaining 15% and 17% across the rest of the world.

As of June 30, 2026, our non-current assets (excluding goodwill) were attributable as follows: 71% to the UK, 16% to Greece and 13% across the rest of the world. As of June 30, 2025, our non-current assets (excluding goodwill) were attributable as follows: 73% to the UK, 13% to Greece and 14% across the rest of the world.

Foreign Exchange

Our results are affected by changes in foreign currency exchange rates as a result of the translation of foreign functional currencies into our reporting currency and the re-measurement of foreign currency transactions and balances. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. The geographic region in which the largest portion of our business is operated is the UK, and the British pound (“GBP”) is our functional currency. Our reporting currency is the U.S. dollar (“USD”). Our results are translated from our functional currency of GBP into the reporting currency of USD using average rates for profit and loss transactions and applicable spot rates for period-end balances. The effect of translating our functional currency into our reporting currency, as well as translating the results of foreign subsidiaries that have a different functional currency into our functional currency, is reported separately in Accumulated Other Comprehensive Income.

During the three- and six-month periods ended June 30, 2026, we derived approximately 43% and 41% respectively of our revenue from sales to customers outside the UK (see discussion above), compared to 28% and 31% respectively during the three- and six-month periods ended June 30, 2025.

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

Seasonality

Our results of operations can fluctuate due to seasonal trends and other factors. Sales of our gaming terminals can vary quarter to quarter due to both supply and demand factors.

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the three-month periods ended June 30, 2026 and June 30, 2025, the average GBP:USD rates were 1.34 and 1.34, respectively, and rates for the six-month periods ended June 30, 2026 and June 30, 2025 were 1.34 and 1.30, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three- and six-month periods ended June 30, 2026, compared to the same periods in 2025; and

●	a discussion and analysis of the results of operations for each of the Company’s segments (Retail Solutions, Virtual Sports and Interactive) for the three- and six-month periods ended June 30, 2026, compared to the same periods in 2025, including key performance indicator (“KPI”) analysis.

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

Key Events during the three-month period ended June 30, 2026

On May 18, 2026, the Company announced that James Richardson had stepped down from his role as Executive Vice President and Chief Financial Officer. The Company’s Board of Directors promoted Craig Wilson, previously Inspired’s Vice President of Finance and Accounting, to the role of Executive Vice President and Chief Financial Officer, effective May 14, 2026.

During the period ended June 30, 2026, the Retail Solutions segment was affected by a customer’s shop closures that resulted in the removal of a number of Vantage terminals from the field. The Company has agreements in place to redeploy the majority of these terminals within the retail estate during the remainder of 2026.

During the period ended June 30, 2026, the company broadened the distribution of its Virtual Sports portfolio through a new Software as a Service (“SaaS”) distribution agreement with Playtech (LSE: PTEC). Under the agreement, Inspired’s Virtual Sports portfolio will be integrated into Playtech’s Sportsbook platform and accessible to operators worldwide. The SaaS solution features a cloud-hosted back-end integration with Playtech, allowing for modular delivery that can be adapted to customer needs.

During the period a company subsidiary was approved by the Alberta Gaming, Liquor and Cannabis Commission (AGLC) and obtained registration as an iGaming Goods or Services Supplier-Critical Gaming Systems (IGCS) allowing it to launch both interactive and virtual products into the newly regulated market. Content was launched subsequent to quarter end, further strengthening the Company’s presence across North America.

During the period the company Interactive segment launched its iGaming portfolio in South Africa, enabled through its ongoing agreement with Light & Wonder and distributed via the Light & Wonder iGaming content marketplace.

Key agreements signed during the period include a four-year contract extension as the exclusive provider of gaming terminals and content to Paddy Power, and a three year contract extension with Mecca Bingo for providing service, maintenance and logistics services to gaming machines installed at ‘Mecca’ bingo halls and Adult Gaming Centre’s (“AGCs”) in the UK.

Overall Company Results

Three and Six Months ended June 30, 2026, compared to Three and Six Months ended June 30, 2025

	For the Three-Month		Variance				For the Six-Month		Variance
	Period ended		2026 vs 2025				Period ended		2026 vs 2025
(In millions)	June 30, 2026	June 30, 2025	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	June 30, 2026	June 30, 2025	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$54.3	$73.8	$0.3	$(19.8)	(27)%	(26)%	$107.6	$130.8	$3.5	$(26.7)	(200)%	(18)%
Product	6.5	6.5	-	-	-	-	10.4	9.9	0.2	0.3	3%	5%
Total revenue	60.8	80.3	0.3	(19.8)	(25)%	(24)%	118.0	140.7	3.7	(26.4)	(19)%	(16)%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(8.7)	(21.2)	0.1	12.4	(58)%	(59)%	(17.3)	(36.2)	(0.2)	19.1	(53)%	(52)%
Cost of Product	(3.5)	(4.0)	-	0.5	(13)%	(13)%	(6.1)	(6.9)	(0.1)	0.9	(13)%	(12)%
Staff-related selling general and administrative expenses	(14.9)	(18.7)	(0.2)	4.0	(21)%	(20)%	(27.7)	(33.9)	(1.3)	7.5	(22)%	(18)%
Non-staff related selling, general and administrative expenses	(9.2)	(11.8)	-	2.6	(22)%	(22)%	(21.6)	(24.2)	(0.9)	3.5	(14)%	(11)%
Labor costs capitalized	2.6	3.8	-	(1.2)	(32)%	(32)%	5.4	7.3	0.1	(2.0)	(27)%	(26)%
Other segment items:
Stock-based compensation	(1.6)	(1.8)	-	0.2	(11)%	(11)%	(3.0)	(3.2)	(0.1)	0.3	(9)%	(6)%
Depreciation and amortization	(14.5)	(15.3)	(0.1)	0.9	(6)%	(5)%	(27.0)	(25.9)	(0.8)	(0.3)	1%	4%
Other selling, general and administrative expenses	(1.1)	(3.4)	-	2.3	(68)%	(68)%	(1.6)	(8.2)	(0.1)	6.7	(82)%	(80)%
Net operating Income (Loss)	9.9	7.9	0.1	1.9	24%	25%	19.1	9.5	0.3	9.3	98%	101%
Other income (expense)
Interest expense, net	(9.5)	(7.1)	-	(2.4)	34%	34%	(20.0)	(14.1)	(0.6)	(5.3)	38%	42%
Other finance income (expense)	0.2	0.2	-	-	-	-	0.3	0.4	-	(0.1)	(25)%	(25)%
Total other income (expense), net	(9.3)	(6.9)	-	(2.4)	35%	35%	(19.7)	(13.7)	(0.6)	(5.4)	39%	44%
Net Income (loss) from continuing operations before income taxes	0.6	1.0	0.1	(0.5)	(50)%	(40)%	(0.6)	(4.2)	(0.3)	3.9	(93)%	(86)%
Income tax expense	(0.4)	(8.8)	0.1	8.3	(94)%	(95)%	0.3	(3.7)	0.4	3.6	(97)%	(108)%

Net Income (Loss)	$0.2	$(7.8)	$0.2	$7.8	(100)%	(103)%	$(0.3)	$(7.9)	$0.1	$7.5	(95)%	(96)%
Exchange Rate - $ to £	1.34	1.34					1.34	1.30

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue (for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025)

Consolidated Reported Revenue by Segment

For the three-month period ended June 30, 2026, Total Revenue on a functional currency (at constant rate) basis decreased by $19.8 million or 25% compared to the three-month period ended June 30, 2025 and for the six-month period ended June 30, 2026, total revenue on a functional currency basis decreased by $26.4 million or 19% compared to the six-month period ended June 30, 2025.

For the three-month period ended June 30, 2026 compared to the three-month period ended June 30, 2025, Retail Solutions revenue declined by $21.5 million, due to a decrease in service revenue, primarily reflecting the sale of the UK holiday parks business and certain associated leisure assets in November 2025, and the pub operator model change. Virtual Sports revenue declined by $0.4 million, due to a decrease in online revenue, while Interactive revenue grew by $2.0 million, due to growth in the UK, mainland Europe and North American markets. UK growth was partially offset by higher UK remote gaming taxes.

For the six-month period ended June 30, 2026 compared to the six-month period ended June 30, 2025, Retail Solutions revenue declined by $31.1 million, predominantly due to a decrease in service revenue of $31.4 million, reflecting the sale of the UK holiday parks business and certain associated leisure assets, and the pub operator model change. This was partially offset by an increase in product sales of $0.3 million (reflecting the variable nature of terminal sales).

Cost of Sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, for the three- and six-month periods ended June 30, 2026, decreased by $12.9 million and $20.0 million, or 51% and 46%, respectively, compared to the three- and six-month periods ended June 30, 2025. The decreases were predominantly driven by a $12.4 million and $19.1 million decrease in cost of service, respectively, primarily due to the sale of the UK holiday parks business and certain leisure assets and the pub operator business model change, as well as a $0.5 million and $0.9 million decrease in cost of product, respectively, attributable to the same restructuring activity.

Staff related selling, general and administrative expenses

Staff related selling, general and administrative expenses for the three- and six-month periods ended June 30, 2026 decreased by $4.0 million, and $7.5 million, or 21% and 22%, respectively compared to the threes and six-month periods ended June 30, 2025. This was predominantly related to the sale of the UK holiday parks business and certain associated leisure assets.

Non-staff related selling, general and administrative expenses

Non-staff related selling, general and administrative expenses for the three- and six-month periods ended June 30, 2026 decreased by $2.6 million and $3.5 million, or 22% and 14%, respectively, compared to the three- and six-month periods ended June 30, 2025.

The decrease in the three-month period ended June 30, 2026, compared to the three-month period ended June 30, 2025, was mainly driven by lower facility costs of $1.0 million, fleet costs of $0.9 million (both related to the sale of the UK holiday parks business and certain leisure assets and the pub operator business model restructuring activity), professional fees of $0.4 million and storage costs of $0.3 million.

The decrease in the six-month period ended June 30, 2026, compared to the period ended June 30, 2025 was driven by lower fleet costs of $1.7 million, facility costs of $1.6 million (both related to the sale of the UK holiday parks business and certain leisure assets and the pub operator business model restructuring activity) and storage costs of $0.6 million partially offset by higher professional fees of $0.5 million.

Stock-based compensation

During the three- and six-month periods ended June 30, 2026, the Company recorded expenses of $1.6 million and $3.0 million, respectively, compared to expenses of $1.8 million and $3.2 million for the three- and six-month periods ended June 30, 2025. All expenses related to outstanding awards.

Depreciation and amortization

Depreciation and amortization for the three-month period ended June 30, 2026 decreased by $0.9 million compared to the three-month period ended June 30, 2025, mainly driven by a decrease in Retail Solutions of $1.3 million due to the sale of the UK holiday parks business and certain leisure assets and pub operator business model, partially offset by increases in Virtual Sports of $0.7 million and Interactive of $0.3 million for increased software development and intangible assets.

Depreciation and amortization for the six-month period ended June 30, 2026 increased by $0.3 million compared to the six-month period ended June 30, 2025. This increase was driven by increases in Virtual Sports of $1.5 million and Interactive of $0.6 million, partially offset by a reduction in Retail Solutions of $1.3 million mainly due to the sale of the UK holiday parks business and certain leisure assets and the pub operator business model restructuring activity.

Other selling, general and administrative expenses

Other selling, general and administrative expenses for the three- and six-month periods ended June 30, 2026, decreased by $2.3 million and $6.7 million, or 68% and 82%, respectively compared with the three- and six-month periods ended June 30, 2025. The decrease in the three-month period ended June 30, 2026, compared to the three-month period ended June 30, 2025 was primarily driven by the costs relating to refinancing during the three-month period ended June 30, 2025. The decrease in the six-month period ended June 30, 2026, compared to the period ended June 30, 2025, was driven by costs relating to the restructure of previously issued financial statements not repeated, expenses relating to restructuring costs, and costs relating to refinancing during the six-month period ended June 30, 2025.

Net operating income

During the three- and six-month periods ended June 30, 2026, net operating income was $9.9 million and $19.1 million, respectively, representing an increase of $1.9 million and $9.3 million, respectively, compared to the three- and six-month periods ended June 30, 2025.

The increase in the three-month period ended June 30, 2026, compared to the three-month period ended June 30, 2025, was predominantly due to lower staff and non-staff related selling, general and administrative expenses (due to sale of the UK holiday parks business and certain leisure assets), and costs relating to refinancing during the three-month period ended June 30, 2025.

The growth in the six-month period ended June 30, 2026, compared to the six-month period ended June 30, 2025, was mainly due to lower staff and non-staff related selling, general and administrative expenses (due to sale of the UK holiday parks business and certain associated leisure assets), and costs relating to the restructure of previously issued financial statements not repeated, expenses relating to restructuring costs, and costs relating to refinancing during the six-month period ended June 30, 2025.

Net Income / (Loss)

For the three-month period ended June 30, 2026, net income was $0.2 million compared to a net loss of $7.8 million, primarily due to a decrease of income tax expense of $8.3 million (the effective rate in any given year is influenced by a variety of factors including the level of pre-tax income or loss, the income mix between jurisdictions, and any discrete items that may occur), and the increase of net operating income of $1.9 million, partially offset by higher interest expense of $2.4 million.

For the six-month period ended June 30, 2026, net loss was $0.3 million compared to a net loss of $7.9 million mainly due to the increase of net operating income of $9.3 million and a favorable movement in income taxes of $3.6 million, partially offset by higher interest expense of $5.3 million.

Deferred Tax

The Company maintains a valuation allowance related to capital loss carryovers in the United Kingdom, state net operating losses unable to be utilized in the United States, and United States interest expected to be limited under Section 163(j).

Segment Results (for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025)

Retail Solutions

We generate revenue from our Retail Solutions segment through delivery of our gaming terminals preloaded with proprietary gaming software, server-based content, as well as services such as terminal repairs, maintenance, software upgrades and upgrades on a when and if available basis and content development. We receive rental fees for machines, typically in conjunction with long-term contracts, on both a participation and fixed fee basis. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and any relevant regulatory levies) from gaming terminals placed in our customers’ facilities. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Retail Solutions business is principally driven by changes in (i) the number of operator customers we have, (ii) the number of Retail Solutions machines in operation, (iii) the net win performance of the machines and (iv) the net win percentage that we receive pursuant to our contracts with our customers.

Retail Solutions, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2026 vs 2025		June 30,	June 30,	2026 vs 2025
Retail Solutions	2026	2025		%	2026	2025		%

End of period installed base (# of terminals) (2)	38,195	42,000	(3,805)	(9.1)%	38,195	42,000	(3,805)	(9.1)%
Total Retail Solutions - Average installed base (# of terminals) (2)	38,704	42,087	(3,383)	(8.0)%	38,923	42,076	(3,153)	(7.5)%
Participation - Average installed base (# of terminals) (2)	31,066	30,762	304	1.0%	31,296	30,802	494	1.6%
Fixed Rental - Average installed base (# of terminals)	12,518	16,304	(3,786)	(23.2)%	12,557	15,265	(2,708)	(17.7)%
Service Only - Average installed base (# of terminals)	8,944	9,994	(1,050)	(10.5)%	8,805	9,966	(1,161)	(11.6)%
Customer Gross Win per unit per day (1) (2)	£104.3	£99.3	£5.0	5.0%	£103.1	£99.2	£3.9	3.9%
Customer Net Win per unit per day (1) (2)	£77.2	£73.5	£3.7	5.0%	£76.0	£73.3	£2.7	3.7%
Inspired Blended Participation Rate	5.9%	6.5%	(0.6)%	(9.2)%	5.9%	5.4%	0.5%	9.3%
Inspired Fixed Rental Revenue per Retail Solutions Machine per week	£37.0	£47.5	£(10.5)	(22.1)%	£36.4	£48.6	£(12.2)	(25.1)%
Inspired Service Rental Revenue per Retail Solutions Machine per week	£7.9	£8.1	£(0.2)	(2.5)%	£8.1	£8.4	£(0.3)	(3.6)%
Retail Solutions Long term license amortization (£’m)	£965.7	£599.7	£366.0	61.0%	£1,933.9	£1,064.2	£869.7	81.7%
Number of Machine sales	795	538	257	47.8%	1,314	851	463	54.4%
Average selling price per terminal	£5,523	£7,787	£(2,264)	(29.1)%	£5,323	£6,990	£(1,667)	(23.8)%
Total Holiday Parks Revenue (£’m)	£-	£11.0	£(11.0)	(100.0)%	£-	£14.0	£(14.0)	(100.0)%

(1)	Includes all SBG terminals in which the Company takes a participation revenue share across all territories.

(2)	Includes approximately 2,500 lottery terminals where the revenue share is on handle instead of net win.

In the table above:

“End of Period Installed Base” represent the number of gaming machines installed (excluding Holiday Park machines) that are Category B and Category C only (UK Gambling Act 2005 places machines into categories dependent on maximum stake and prize available), This is equal to the number of deployed Retail Solutions terminals at the end of each period that have been placed on a participation or fixed rental basis. Retail Solutions participation revenue, which comprises the majority of Retail Solutions service revenue, is directly related to the participation terminal installed base. This is the medium by which our customers generate revenue and pay a revenue share to the Company. To the extent all other KPIs and certain other factors remain constant, the larger the installed base, the higher the Company’s revenue would be for a given period. Management gives careful consideration to this KPI in terms of driving growth across the segment. This does not include Service Only terminals.

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

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2026 vs 2025		June 30,	June 30,	2026 vs 2025
(In £ millions)	2026	2025		%	2026	2025		%
Retail Solutions Recurring Revenue
Total Retail Solutions Revenue	£27.0	£43.1	£(16.1)	(37)%	£50.6	£74.5	£(23.9)	(32)%

Retail Solutions Participation Revenue	£12.8	£13.5	£(0.7)	(5)%	£25.4	£26.8	£(1.4)	(5)%
Retail Solutions Project Recurring Revenue	£6.9	£11.1	£(4.2)	(38)%	£13.7	£21.3	£(7.6)	(36)%
Other Fixed Fee Recurring Revenue	£0.2	£0.7	£(0.5)	(71)%	£0.3	£0.9	£(0.6)	(67)%

Retail Solutions Long-term license amortization	£1.0	£0.6	£0.4	67%	£1.9	£1.1	£0.8	73%
Retail Solutions Holiday Parks Recurring Revenue	£-	11.0	£(11.0)	(100)%	£-	£14.0	£(14.0)	(100)%
Total Retail Solutions Recurring Revenue	£20.9	£36.9	£(16.0)	(43)%	£41.3	£64.1	£(22.8)	(36)%
Retail Solutions Recurring Revenue as a % of Total Retail Solutions Revenue	77%	86%	(9)%		82%	86%	(4)%

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

“Total Retail Solutions Recurring Revenue” is equal to Gaming Participation Revenue plus Gaming Other Fixed Fee Recurring Revenue.

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

	For the Three-Month					For the Six-Month
	Period ended		Variance			Period ended		Variance
(In millions)	June 30, 2026	June 30, 2025	2026 vs 2025		Total Functional Currency %	June 30, 2026	June 30, 2025	2026 vs 2025		Total Functional Currency %

Service Revenue:
UK LBO	$11.8	$12.1	(0.3)	(2)%	(3)%	$23.7	$22.0	$1.7	8%	4%
UK Holiday Parks	-	14.7	(14.7)	(100)%	(100)%	-	18.4	(18.4)	(100)%	(100)%
UK Other	10.1	17.8	(7.7)	(43)%	(44)%	19.7	33.9	(14.2)	(42)%	2%
Italy	0.4	0.4	-	-	4%	0.8	0.7	0.1	14%	4%
Greece	4.7	4.6	0.1	2%	4%	9.6	9.2	0.4	4%	4%
Rest of the World	1.3	-	1.3	100%	100%	1.3	0.3	1.0	333%	11%
Lotteries	1.4	1.4	-	-	(2)%	2.5	2.7	(0.2)	7%	3%

Total Service revenue	$29.7	$51.0	$(21.3)	(42)%	(42)%	$57.6	$87.2	$29.6	34%	2%

Exchange Rate - $ to £	1.34	1.34				1.34	1.30

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Retail Solutions, Results of Operations

	For the Three-Month		Variance				For the Six-Month		Variance
	Period ended		2026 vs 2025				Period ended		2026 vs 2025
(In millions)	June 30, 2026	June 30, 2025	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	June 30, 2026	June 30, 2025	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$29.7	$51.0	$0.2	$(21.5)	(42)%	(42)%	$57.6	$87.2	$1.8	$(31.4)	(36)%	(34)%
Product	6.5	6.5	-	-	-	-	10.4	9.9	0.2	0.3	3%	5%
Total revenue	36.2	57.5	0.2	(21.5)	(37)%	(37)%	68.0	97.1	2.0	(31.1)	(32)%	(30)%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(7.3)	(19.7)	0.1	12.3	(62)%	(63)%	(14.6)	(33.6)	(0.1)	19.1	(57)%	(57)%
Cost of Product	(3.5)	(4.0)	-	0.5	(13)%	(13)%	(6.1)	(6.9)	(0.2)	1.0	(14)%	(12)%
Total cost of sales	(10.8)	(23.7)	0.1	12.8	(54)%	(54)%	(20.7)	(40.5)	(0.3)	20.1	(50)%	(49)%

Staff-related selling, general and administrative expenses	(4.8)	(8.7)	(0.2)	4.1	(47)%	(45)%	(9.3)	(16.1)	(0.7)	7.5	(47)%	(42)%
Non-staff related selling, general and administrative expenses	(3.3)	(6.5)	0.1	3.1	(48)%	(49)%	(7.7)	(12.9)	(0.3)	5.5	(43)%	(40)%
Labor costs capitalized	1.1	1.9	-	(0.8)	(42)%	(42)%	2.4	3.9	0.1	(1.6)	(41)%	(38)%
Other segment items:
Stock-based compensation	(0.2)	(0.5)	-	0.3	(60)%	(60)%	(0.4)	(0.8)	-	0.4	(50)%	(50)%

Depreciation and amortization	(9.7)	(10.9)	(0.1)	1.3	(12)%	(11)%	(18.1)	(18.8)	(0.6)	1.3	(7)%	(4)%
Other selling, general and administrative expenses	(0.8)	(0.4)	-	(0.4)	100%	100%	(1.1)	(0.6)	-	(0.5)	83%	83%

Net operating Income	$7.7	$8.7	$0.1	$(1.1)	(13)%	(11)%	$13.1	$11.3	$0.2	$1.6	14%	16%

Exchange Rate - $ to £	1.34	1.34					1.34	1.30

Note: Exchange rate in the table is calculated by dividing the USD total revenue by the GBP total revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

All variances discussed in the Retail Solutions results below are on a functional currency (at constant rate) basis, which excludes the impact of any changes in foreign currency exchange rates.

Retail Solutions Operating / Net Income

Net income for the three-month period ended June 30, 2026, decreased by $1.1 million, compared to the three-month period ended June 30, 2025, and net income for the six-month period ended June 30, 2026, increased by $1.6 million, compared to the six-month period ended June 30, 2025, primarily driven by the sales of the UK holiday parks business and certain associated leisure assets, and the pub operator model restructuring.

Virtual Sports

We generate revenue from our Virtual Sports segment through the provision of our products to customers for deployment both on-premise in licensed gaming venues and online through customers’ websites and mobile applications across multiple regulated jurisdiction. We primarily receive fees on a participation basis. Our participation contracts are typically structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and other promotional costs and any relevant applicable gaming taxes) from Virtual Sports content placed on our customers’ websites or in our customers’ facilities. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Virtual Sports segment is principally driven by the number of customers we have, the number of jurisdictions across which they operate, the net win performance of the games and the net win percentage that we receive pursuant to our contracts with our customers.

Virtual Sports, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2026 vs 2025		June 30,	June 30,	2026 vs 2025
	2026	2025		%	2026	2025		%
Virtual Sports

No. of Live Customers at the end of the period	59	59	-	-	59	59	-	-
Average No. of Live Customers	59	58	1	1.7%	60	58	2	3.4%
Total Revenue (£’m)	£6.6	£6.9	£(0.3)	(4.3)%	£13.1	£13.9	£(0.8)	(5.8)%
Total Revenue £’m - Retail	£2.2	£2.3	£(0.1)	(4.3)%	£4.3	£4.4	£(0.1)	(2.3)%
Total Revenue £’m - Online Virtuals	£4.4	£4.6	£(0.2)	(4.3)%	£8.8	£9.4	£(0.6)	(6.4)%

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

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2026 vs 2025		June 30,	June 30,	2026 vs 2025
(In £ millions)	2026	2025		%	2026	2025		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£6.6	£6.9	£(0.3)	(4)%	£13.1	£13.8	£(0.7)	(5)%

Recurring Revenue - Retail Virtuals	£2.0	£2.1	£(0.1)	(5)%	£3.9	£4.1	£(0.2)	(5)%
Recurring Revenue - Online Virtuals	£4.3	£4.5	£(0.2)	(4)%	£8.6	£9.1	£(0.5)	(5)%
Total Virtual Sports Long-term license amortization	£0.2	£0.3	£(0.1)	(33)%	£0.4	£0.5	£(0.1)	(20)%
Total Virtual Sports Recurring Revenue	£6.5	£6.9	£(0.4)	(6)%	£12.9	£13.7	£(0.8)	(6)%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	98%	100%			98%	99%

“Recurring Revenue” includes our share of revenue generated from (i) our Virtual Sports products placed with operators; (ii) licensing our game content and intellectual property to third parties; and (iii) our games on third-party online gaming platforms that are interoperable with our game servers.

“Virtual Sports Long term license amortization” is the upfront license fee which is typically spread over the life of the contract.

Virtual Sports, Results of Operations

	For the Three-Month		Variance				For the Six-Month		Variance
	Period ended		2026 vs 2025				Period ended		2026 vs 2025
(In millions)	June 30, 2026	June 30, 2025	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	June 30, 2026	June 30, 2025	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$8.9	$9.2	$0.1	$(0.4)	(4)%	(3)%	$17.6	$17.9	$0.7	$(1.0)	(6)%	(2)%

Cost of Service	(0.6)	(0.7)	(0.1)	0.2	(29)%	(14)%	(1.1)	(1.2)	(0.1)	0.2	(17)%	(8)%

Staff-related selling, general and administrative expenses	(2.2)	(2.4)	0.1	0.1	(4)%	(8)%	(4.4)	(4.6)	(0.1)	0.3	(7)%	(4)%
Non-staff related selling, general and administrative expenses	(0.1)	(0.5)	-	0.4	(80)%	(80)%	(0.6)	(1.1)	(0.1)	0.6	(55)%	(45)%
Labor costs capitalized	0.7	1.0	-	(0.3)	30%	30%	1.3	1.9	0.1	(0.7)	(37)%	(32)%
Other segment items:
Staff-related selling, general and administrative expenses
Stock-based compensation	(0.1)	(0.1)	-	-	-	-	(0.3)	(0.2)	-	(0.1)	50%	50%

Depreciation and amortization	(2.7)	(1.9)	(0.1)	(0.7)	37%	42%	(4.8)	(3.2)	(0.1)	(1.5)	47%	50%

Net operating Income	$3.9	$4.6	$-	$(0.7)	(15)%	(15)%	$7.7	$9.5	$0.4	$(2.2)	(23)%	(19)%

Exchange Rate - $ to £	1.34	1.34					1.34	1.30

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

Virtual Sports Revenue

During the three- and six-month periods ended June 30, 2026, revenue decreased by $0.4 million and $1.0 million, or 4% and 6%, respectively compared to the three- and six-month periods ended June 30, 2025 primarily driven by lower revenue from a key customer, partially offset by increased revenue from other customers.

Virtual Sports Operating income

During the three-month period ended June 30, 2026, operating income decreased by $0.7 million compared to the three-month period ended June 30, 2025, primarily due to an increase in depreciation and amortization of $0.7 million and a decrease in gross margin of $0.2 million, partially offset by a reduction in non-staff related selling, general and administrative expenses of $0.4 million.

During the six-month period ended June 30, 2026, operating income decreased by $2.2 million compared to the six-month period ended June 30, 2025, mainly due to an increase in depreciation and amortization of $1.5 million and a decrease in gross margin of $0.8 million, partially offset by a reduction in non-staff related selling, general and administrative expenses of $0.6 million.

Interactive

We generate revenue from our Interactive segment through the Remote Gaming Server (“RGS”) enabling bespoke or general game content either via third party aggregation platforms, or directly on the customers gaming platform. Typically, we receive fees on a participation basis. Our participation contracts are usually structured to pay us a percentage of net win (defined as net revenue to our operator customers, after deducting player winnings, free bets or plays and other promotional costs and any relevant regulatory levies) from Interactive content placed on our customers’ websites. Typically, we recognize revenue from these arrangements on a daily basis over the term of the contract.

Revenue growth for our Interactive segment is principally driven by the number of customers we have, the number of live games, the net win performance of the games and the net win percentage that we receive pursuant to our contracts with our customers.

Interactive, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Six-Month Period ended		Variance
	June 30,	June 30,	2026 vs 2025		June 30,	June 30,	2026 vs 2025
	2026	2025		%	2026	2025		%
Interactive

No. of Live Customers at the end of the period	219	196	23	11.7%	219	196	23	11.7%
Average No. of Live Customers	214	194	20	10.3%	214	189	25	13.2%
No. of Games available at the end of the period	359	320	39	12.2%	359	320	39	12.2%
Average No. of Games available	357	318	39	12.3%	351	321	30	9.3%
No. of Live Games at the end of the period	336	296	40	13.5%	336	296	40	13.5%
Average No. of Live Games	334	294	40	13.6%	328	297	31	10.4%
Total Revenue (£’m)	£11.6	£10.1	£1.5	14.9%	£24.1	£19.7	£4.4	22.3%

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

“Total Revenue (£m)” represents total revenue for the Interactive segment, including recurring and upfront service revenue.

Interactive, Results of Operations

	For the Three-Month		Variance				For the Six-Month		Variance
	Period ended		2026 vs 2025				Period ended		2026 vs 2025
(In millions)	June 30, 2026	June 30, 2025	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	June 30, 2026	June 30, 2025	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$15.7	$13.6	$0.1	$2.0	15%	15%	$32.4	$25.7	$1.2	$5.5	21%	26%

Cost of Service	(0.8)	(0.8)	-	-	-	-	(1.6)	(1.4)	(0.1)	(0.1)	7%	14%

Staff-related selling, general and administrative expenses	(3.4)	(3.0)	-	(0.4)	13%	13%	(6.2)	(5.4)	(0.2)	(0.6)	11%	15%
Non-staff related selling, general and administrative expenses	(2.0)	(1.6)	(0.1)	(0.3)	19%	25%	(4.2)	(3.6)	(0.2)	(0.4)	11%	17%
Labor costs capitalized	0.8	0.9	-	(0.1)	(11)%	(11)%	1.7	1.5	0.1	0.1	7%	13%
Other segment items:

Stock-based compensation	(0.2)	(0.2)	-	-	-	-	(0.3)	(0.3)	-	-	-	-

Depreciation and amortization	(2.0)	(1.6)	(0.1)	(0.3)	19%	25%	(3.0)	(2.3)	(0.1)	(0.6)	26%	30%

Net operating Income	$8.1	$7.3	$(0.1)	$0.9	12%	11%	$18.8	$14.2	$0.7	$3.9	27%	32%

Exchange Rate - $ to £	1.34	1.34					1.34	1.30

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

Interactive Revenue

During three- and six-month periods ended June 30, 2026, revenue increased by $2.0 million and $5.5 million, or 15% and 21%, respectively, compared to the three- and six-month periods ended June 30, 2025 mainly driven by recurring revenue growth in the UK, mainland Europe and North America. UK revenue growth was partially offset by higher UK remote gaming taxes.

Interactive Net Operating Income

Operating income for the three-month period ended June 30, 2026 increased by $0.9 million, compared to the three-month period ended June 30, 2025. This increase was driven by the increase in revenue, partially offset by increases in staff and non-staff related selling, general and administrative expenses of $0.7 million and depreciation and amortization of $0.3 million.

For the six-month period ended June 30, 2026, compared to the six-month period ended June 30, 2025, operating income increased by $3.9 million driven by the increase in gross margin of $5.4 million, partially offset by increases in Staff and non-staff related selling, general and administrative expenses of $10.0 million and depreciation and amortization of $0.6 million, incurred to support the revenue growth.

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

Reconciliations from net loss, as shown in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), to Adjusted EBITDA are shown below:

Reconciliation to Adjusted EBITDA by segment for the Three and Six Months ended June 30, 2026

	For the Three-Month Period ended					For the Six-Month Period ended
	June 30, 2026					June 30, 2026
(In millions)	Total	Retail Solutions	Virtual Sports	Interactive	Corporate	Total	Retail Solutions	Virtual Sports	Interactive	Corporate
Net Income/ (loss)	$0.2	$7.7	$3.9	$8.1	$(19.5)	$(0.3)	$13.1	$7.7	$18.8	$(39.9)

Pension charges (1)	0.3				0.3	0.5				0.5

Costs of group restructure (2)	0.8	0.8			-	1.1	1.1			-
Stock-based compensation expense (4)	1.6	0.2	0.1	0.2	1.1	3.0	0.4	0.3	0.3	2.0

Depreciation and amortization (4)	14.5	9.7	2.7	2.0	0.1	27.0	18.1	4.8	3.0	1.1
Interest expense net (4)	9.5				9.5	20.0				20.0
Other finance expenses / (income) (4)	(0.2)				(0.2)	(0.3)				(0.3)
Income tax (4)	0.4				0.4	(0.3)				(0.3)
Adjusted EBITDA	$27.1	$18.4	$6.7	$10.3	$(8.3)	$50.7	$32.7	$12.8	$22.1	$(16.9)

Adjusted EBITDA	£20.1	£13.7	£5.0	£7.6	£(6.2)	£37.8	£24.3	£9.5	£16.4	£(12.4)

Exchange Rate - $ to £ (5)	1.34					1.34

Note: Certain corporate function costs have not been allocated to the Company’s reportable operating segments because to do so would not be practical; these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Three and Six Months ended June 30, 2025

	For the Three-Month Period ended					For the Six-Month Period ended
	June 30, 2025					June 30, 2025
(In millions)	Total	Retail Solutions	Virtual Sports	Interactive	Corporate	Total	Retail Solutions	Virtual Sports	Interactive	Corporate
Net Income/ (loss)	$(7.8)	$8.7	$4.6	$7.3	$(28.4)	$(7.9)	$11.3	$9.5	$14.2	$(42.9)
Pension charges (1)	0.3				0.3	0.5				0.5

Cost of Group Restructure (2)	3.2	0.4			2.8	3.7	0.6			3.1

Costs of group restatement (3)	(0.1)				(0.1)	4.0				4.0
Stock-based compensation expense (4)	1.8	0.5	0.1	0.2	1.0	3.2	0.8	0.2	0.3	1.9

Depreciation and amortization (4)	15.3	10.9	1.9	1.6	0.9	25.9	18.8	3.2	2.3	1.6
Interest expense net (4)	7.1				7.1	14.1				14.1
Other finance expenses / (income) (4)	(0.2)				(0.2)	(0.4)				(0.4)
Income tax (4)	8.8				8.8	3.7				3.7
Adjusted EBITDA	$28.4	$20.5	$6.6	$9.1	$(7.8)	$46.8	$31.5	$12.9	$16.8	$(14.4)

Adjusted EBITDA	£21.3	£15.4	£5.0	£6.8	£(5.9)	£35.8	£24.1	£9.9	£12.9	£(11.1)

Exchange Rate - $ to £ (5)	1.34					1.30

Note: Certain corporate function costs have not been allocated to the Company’s reportable operating segments because to do so would not be practical; these are shown in the Corporate category.

Notes to Adjusted EBITDA reconciliation tables above:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.

(2)	“Costs of Group Restructure” includes redundancy costs, Payments In Lieu of Notice costs and any associated employer taxes. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs or be in relation to the exit of an Executive.

(3)	“Costs of Group Restatement” includes accounting advice and other related costs associated with the restatement of financial statements. It also includes costs relating to the SEC inquiry that was concluded in January 2025. To qualify as an adjusting item, costs must be specific to the event and be neither normal nor recurring in nature.

(4)	Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are described above in the Results of Operations line item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(5)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Liquidity and Capital Resources

Six Months ended June 30, 2026, compared to Six Months ended June 30, 2025

	Six Months ended		Variance
	June 30,	June 30,	2026 to
(in millions)	2026	2025	2025
Net loss	$(0.3)	$(7.9)	$7.6
Amortization of debt fees	2.0	1.3	0.7
Change in fair value of stock-based compensation expense	3.0	3.2	(0.2)
Deferred income taxes	-	(0.1)	0.1
Depreciation and amortization (incl right of use assets)	28.1	27.5	0.6
Other net cash (utilized)/generated by operating activities	(3.3)	16.7	(20.0)
Net cash provided by operating activities	29.5	40.7	(11.2)

Net cash used in investing activities	(18.7)	(31.2)	12.5
Net cash (used)/generated by financing activities	(30.5)	4.1	(34.6)
Effect of exchange rates on cash	(0.4)	3.4	(3.8)
Net (decrease)/increase in cash and cash equivalents	$(20.1)	$17.0	$(37.1)

Net cash provided by operating activities

For the six months ended June 30, 2026, net cash provided by operating activities was a $29.5 million inflow, compared to a $40.7 million inflow for the six months ended June 30, 2025, representing an $11.2 million decrease in cash generation from operating activities. This decrease was driven primarily through the collection of receipts in the prior year relating to machine sales made at the end of 2024 and unfavorable timing on supplier payments.

Change in fair value of stock-based compensation expense decreased by $0.2 million to $3.0 million due to a $0.2 million reduction in the stock-based compensation expense.

Depreciation and amortization increased by $0.6 million, to $28.1 million, with increases of $2.2 million for contract costs, $0.5 million for software development amortization and $0.3 million for other intangible assets which were partly offset by a decrease of $2.2 million for machine depreciation.

Other net cash (utilized)/generated by operating activities decreased by $20.0 million, to a $3.3 million outflow. The relative movements between the six months ended June 30, 2026 and the six months ended June 30, 2025 resulted in adverse movements in accounts receivable of $15.9 million, in accounts payable and other creditors of $20.7 million and in inventory of $4.9 million. The adverse movement in accounts receivable was due to collection of receipts in the first half of 2025 from several significant machine hardware sales made at the end of 2024. The adverse movements in accounts payable were due to timing of supplier payments and the relative activity levels seen. These were partly offset by favorable movements in prepaid expenses and other assets of $21.5 million.

Net cash used in investing activities

Net cash utilized in investing activities decreased by $12.5 million, to $18.7 million during the six months ended June 30, 2026. This was driven by lower spend on plant, property and equipment of $12.4 million and on contract costs of $1.7 million partly offset by higher capital software spend of $1.6 million.

Net cash used by financing activities

During the six months ended June 30, 2026, net cash utilized by financing activities was $30.5 million. This included discretionary spend making debt repayments of $23.3 million and repurchase of shares of $5.2 million. The remaining $2.0 million spend related to finance lease spend. During the six months ended June 30, 2025, net cash of $4.1 million was generated by financing activities due to the refinancing of the business in June 2025 which resulted in a net generation of cash of $8.2 million which was partly offset by a $4.1 million outflow relating to finance lease spend.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of June 30, 2026, we had liquidity consisting of $23.2 million in cash and cash equivalents, of which $1.2 million is restricted in escrow until November 2026 and a further $24.4 million of undrawn revolver facility. This compares to $46.3 million of cash and cash equivalents as of June 30, 2025, with a further $24.4 million of revolver facilities undrawn. We had a working capital outflow of $3.3 million for the six months ended June 30, 2026, compared to a $16.7 million inflow for the six months ended June 30, 2025.

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

Historically, some of our business operations require cash to be held within the machines. However, with the sale of our holiday park business and certain associated leisure assets in November 2025, the operational float requirement was removed. As of June 30, 2026, none of our $23.2 million of cash was held as operational floats within the machines. At June 30, 2025, $7.2 million of our $46.3 million of cash was held as operational floats within the machines.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through August 2027.

Long Term and Other Debt

(In millions)	June 30, 2026		June 30, 2025
Cash held	£17.5	$23.2	£33.8	$46.3
Revolver drawn	-	-	-	-
Principal senior debt	(252.5)	(335.1)	(270.0)	(370.0)
Cash interest accrued	(1.5)	(2.0)	(1.8)	(2.4)
Finance lease creditors	(11.8)	(15.7)	(16.2)	(22.2)
Total	£(248.3)	$(329.6)	£(254.2)	$(348.3)

Note: Table presented in GBP and USD as principle senior debt has a base currency of GBP, movements in the USD value represent foreign currency exchange rate fluctuations.

Debt Covenants

Under the Note Purchase Agreement in place as of June 30, 2026, we are subject to covenant testing on the Senior Notes. The Notes Purchase Agreement requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 5.0x on the test date for the relevant periods ending September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027, stepping down to 4.75x on June 30, 2027 and each relevant period thereafter (the “Notes Financial Covenant”). The Notes Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as consolidated net income after adding back certain items including (without limitation) interest expense, taxes, depreciation and amortization expenses and exceptional or non-recurring costs and losses and after adjusting for certain projected savings and synergies) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis. The Notes Purchase Agreement does not include a minimum interest coverage ratio or other financial covenants.

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

Covenant testing at June 30, 2026 showed covenant compliance with the current debt facilities in place and under the previous debt facilities, there were no covenant violations in the six-month period ended June 30, 2025.

Liens and Encumbrances

As of June 30, 2026, our Senior Notes were secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Share Repurchases

In November 2025 the Board of Directors authorized a new share repurchase program permitting the repurchase, subject to repurchases being effected on or before November 30, 2028 of up to an aggregate amount of $25.0 million of the Company’s issued and outstanding shares of common stock. Since the authorization, the Company has repurchased an aggregate of 763,829 shares at an aggregate cost of $5.6 million. Of these repurchased amounts an aggregate of 707,225 shares at an aggregate cost of $5.2 million were repurchased during the six months ended June 30, 2026.

The Company’s prior repurchase program expired on May 10, 2025. Under the prior program the Company repurchased an aggregate of 1,193,118 shares at an aggregate cost of $12.0 million (repurchases were effected during the years 2022-2023).

Total cumulative share repurchases under both share repurchase programs amount to an aggregate of 1,956,947 shares at an aggregate cost of $17.6 million.

Contractual Obligations

As of June 30, 2026, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in millions)	Total	1 year	1-2 years	3-5 years	5 years
Operating activities
Interest on long term debt	$130.5	$32.6	$32.6	$65.3	$-
Purchase of machines	14.5	14.5	-	-	-
Financing activities

Senior bank debt - principal repayment	335.1	-	-	335.1	-
Finance lease payments	15.7	4.3	5.3	6.1	-
Operating lease payments	8.0	2.3	1.4	2.9	1.4
Interest on non-utilization fees	1.1	0.3	0.3	0.5	-
Total	$504.9	$54.0	$39.6	$409.9	$1.4

Off-Balance Sheet Arrangements

As of June 30, 2026, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the SEC.

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

The Company recognized service and product revenue of $107.6 million and $10.4 million, respectively, for the six months ended June 30, 2026. The Company’s revenue recognition policy, which requires significant judgments and estimates, is fully described in Note 1 “Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of the Company’s 2025 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk consists of our exposure to changes in foreign currency exchange rates.

Interest Rate Risk

Following the Company’s debt refinancing in June 2025, the Company’s external borrowings are subject to floating interest rates. Our senior notes accrue interest at a rate per annum equal to SONIA plus a margin (based on the Company’s consolidated senior secured net leverage ratio) ranging from 5.50% to 6.00% per annum fixed rate. Therefore, movements in rates such as SONIA will impact on the current borrowings with increases in SONIA leading to a higher interest charge.

In November 2025, the Company entered into two interest rate swap agreements which fix the interest rate on £250.0 million of our debt at 3.6208% plus the margin significantly limiting our exposure to interest rate variations. The full details of the interest rate swaps are fully described in Note 8 Derivatives and Hedging Activities.

As at June 30, 2026, we had £252.5 million ($335.1 million) of senior note debt subject to a floating rate interest charge that can vary with the SONIA rate. If the floating interest rates increased by 1%, the additional interest charge would have been approximately $1.8 million for the six months ended June 30, 2026. If the floating interest rates increased by 5%, the additional interest charge would have been approximately $8.8 million for the six months ended June 30, 2026. The additional interest charges are based on the full senior note debt being unhedged.

Up until the debt refinancing in June 2025, the previous external borrowings of senior notes were provided at a fixed rate. Therefore, movements in rates such as SONIA did not impact on the borrowings and the only fluctuation that was reported was solely caused by movements in the exchange rates between the Company’s functional currency and its reporting currency.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. To estimate our foreign currency exchange rate risk, we identify material Euro and US Dollar trading and balance sheet amounts and recalculate the result using a 10% movement in the GBP:US Dollar exchange rate. For the trading figures the 10% movement is based on the average exchange rate throughout the reported period and for the balance sheet figures the 10% movement is based on the exchange rate used at June 30, 2026.

Excluding intercompany balances, our Euro functional currency net assets total approximately $28.0 million, and our US Dollar functional currency net assets total approximately $12.9 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of June 30, 2026, would result in favorable translation adjustments of approximately $2.4 million and $1.3 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained gains from Euro based entities earned in Euros and retained losses from USD based entities earned in US Dollars in the six months ended June 30, 2026, were €6.4 million and $1.9 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of June 30, 2026, would result in translation adjustments of approximately $0.7 million favorable and $0.2 million unfavorable, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operations results favorably by approximately $0.6 million and would result in unfavorable translation adjustments of approximately $3.5 million, recorded in other comprehensive loss.

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

Under the supervision, and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to the material weaknesses described in Item 9A of the Company’s 2025 Form 10-K.

Management continues to progress throughout 2026, with its remediation efforts regarding the previously identified material weaknesses. Specifically, management has implemented new systems and processes to enhance their internal SOX management testing programs, and staffing resources were also increased in both the Finance and IT departments to strengthen internal controls and support ongoing process improvements.

With respect to the material weakness identified and reported in our 2025 Form 10-K related to IT General Controls (as it relates to software updates by third-party vendors), management has designed and implemented procedures to address such deficiencies.

With respect to the material weakness identified and reported in our 2025 Form 10-K related to Capitalized Software and Contract Costs, the Company continues to design and implement new controls, as well as enhance its existing controls and procedures, to address the deficiencies identified.

 With respect to the material weakness identified and reported in our 2025 Form 10-K related to revenue and accounts receivable, the Company is progressing through its remediation procedures designed to revalidate historical contracts and address the deficiencies identified.

As of June 30, 2026, as discussed above, the Company has made substantial progress in enhancing its systems, processes, and internal controls over financial reporting, which will also increase operational efficiency. Management remains committed to maintaining a strong control environment through the ongoing evaluation and enhancement of its processes and internal controls to ensure they are appropriately designed and operating effectively to support reliable financial reporting.

Management will additionally continue to implement measures designed to improve processes and address any new, or newly identified, areas of risk. These measures include: (i) ongoing training and education for control owners on control design and execution requirements (ii) the continued development and periodic updating of a comprehensive risk & control matrix supported by detailed process flows and narratives for each reporting cycle (iii) use of standardized control templates to promote consistency in control performance and documentation (iv) further enhance the governance risk and compliance (“GRC”) system to support SOX compliance and (v) enhanced quarterly reporting to the Audit Committee on progress and internal audit reports and findings.

Management’s objective is to complete its remediation efforts by the end of 2026. However, the timing of full remediation will depend on the successful implementation of the enhanced controls and management’s ability to demonstrate sustained operating effectiveness over a sufficient period of time with appropriate supporting evidence before concluding that the remaining material weaknesses have been fully remediated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company’s share repurchase activities for the three months ended June 30, 2026 were as follows(1):

Period	Number of shares purchased(2)	Average price paid per share(3)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1, 2026 to April 30, 2026	—	$—	—	$—
May 1, 2026 to May 31, 2026	56,714	$7.73	56,714	$21,520,608
June 1, 2026 to June 30, 2026	263,281	$7.93	263,281	$19,431,796
	319,995	$7.90	319,995	$19,431,796

(1)	On November 5, 2025, the Company announced that the Board of Directors authorized the Company to repurchase up to $25.0 million of shares of the Company’s common stock (the “Share Repurchase Program”) on, or prior to, November 30, 2028. Purchases made under the program can be effected through open market transactions, block purchases, accelerated share repurchase agreements or other negotiated transactions. The first repurchases under the Share Repurchase Program were made on November 20, 2025.

(2)	Reflects shares traded and retired as of June 30, 2026. Due to administrative processing times, 37,392 shares remained on the records of the transfer agent until July 2, 2026.

(3)	The average price paid per share includes commissions related to the repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of our officers or directors, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1#	Employment Agreement, dated May 14, 2026, by and between Inspired Gaming (UK) Limited and Craig Wilson (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on May 18, 2026).
10.2#	Settlement Agreement dated May 18,2026 between Inspired Gaming (UK) Limited and James Andrew Richardson (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on May 18, 2026).
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: August 5, 2026		/s/ A. Lorne Weil
	Name:	A. Lorne Weil
	Title:	Executive Chairman
(Principal Executive Officer)

Date: August 5, 2026		/s/ Craig Wilson
	Name:	Craig Wilson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

