Form 10-Q
period 2026-09-30
Inspired Entertainment, Inc.
filed 2026-11-05
CIK 1615063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, there were 26,366,684 shares of the Company’s common stock issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$35.3	$42.0
Restricted cash	1.2	1.3
Accounts receivable, net	41.0	43.9
Inventory	25.6	18.5
Prepaid expenses and other current assets	37.2	46.8
Corporate tax and other current taxes receivable	10.2	5.5
Total current assets	150.5	158.0

Property and equipment, net	51.6	60.5
Software development costs, net	18.8	22.7
Other acquired intangible assets subject to amortization, net	13.3	14.0
Goodwill	61.3	62.1
Finance lease right of use asset	17.1	21.7
Operating lease right of use asset	8.6	7.8
Costs of obtaining and fulfilling customer contracts, net	11.5	12.1
Deferred tax	64.1	65.3
Other assets	15.4	15.7
Total assets	$412.2	$439.9

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$43.5	$42.7
Corporate tax and other current taxes payable	6.0	9.1
Deferred revenue, current	7.9	7.1
Operating lease liabilities	2.4	2.9
Current portion of long-term debt	2.5	—
Current portion of finance lease liabilities	4.5	4.3
Other current liabilities	3.0	4.7
Total current liabilities	69.8	70.8

Long-term debt	322.9	345.2
Finance lease liabilities, net of current portion	10.1	13.8
Deferred revenue, net of current portion	14.1	19.1
Operating lease liabilities	7.1	6.1
Other long-term liabilities	1.2	1.1
Total liabilities	425.2	456.1

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock; $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	—	—
Common stock; $0.0001 par value; 49,000,000 shares authorized; 26,363,672 shares and 26,873,509 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid in capital	399.2	394.9
Accumulated other comprehensive income	52.3	47.8
Accumulated deficit	(464.5)	(458.9)
Total stockholders’ deficit	(13.0)	(16.2)
Total liabilities and stockholders’ deficit	$412.2	$439.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in millions, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Service	$52.2	$79.4	$159.8	$210.2
Product sales	9.2	6.8	19.6	16.7
Total revenue	61.4	86.2	179.4	226.9

Cost of sales:
Cost of service (1)	(7.4)	(22.0)	(24.7)	(58.2)
Cost of product sales (1)	(4.5)	(3.7)	(10.6)	(10.6)

Selling, general and administrative expenses	(24.7)	(31.7)	(73.2)	(93.9)
Depreciation and amortization	(14.5)	(13.2)	(41.5)	(39.1)
Impairment loss on property and equipment classified as held-for-sale	—	(5.9)	—	(5.9)
Net operating income	10.3	9.7	29.4	19.2

Other expense
Interest expense, net	(9.6)	(12.5)	(29.6)	(26.6)
Other finance income	0.1	0.2	0.4	0.6
Total other expense, net	(9.5)	(12.3)	(29.2)	(26.0)

Net income (loss) before income taxes	0.8	(2.6)	0.2	(6.8)

Income tax (expense) benefit	(0.9)	0.7	(0.6)	(3.0)
Net loss	(0.1)	(1.9)	(0.4)	(9.8)

Other comprehensive income/(loss):
Foreign currency translation (loss) gain	(0.5)	0.6	—	(1.3)
Change in fair value of hedging instrument	1.7	—	4.1	—
Reclassification of gain on hedging instrument to comprehensive income	(0.1)	—	(0.3)	—
Reclassification of loss on pension plan to comprehensive income	0.2	0.3	0.7	0.8
Other comprehensive income (loss)	1.3	0.9	4.5	(0.5)

Comprehensive income (loss)	$1.2	$(1.0)	$4.1	$(10.3)

Net loss per common share – basic and diluted	$0.00	$(0.07)	$(0.01)	$(0.34)
Weighted average number of shares outstanding during the period – basic and diluted	28,682,152	29,094,787	28,957,808	29,049,634

Supplemental disclosure of stock-based compensation expense
Stock-based compensation included in:
Selling, general and administrative expenses	$(1.3)	$(1.4)	$(4.3)	$(4.6)

(1)	Excluding depreciation and amortization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2026 TO SEPTEMBER 30, 2026

(in millions, except share data)

(Unaudited)

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2026	26,873,509	$—	$394.9	$47.8	$(458.9)	$(16.2)
Foreign currency translation adjustments	—	—	—	1.4	—	1.4
Change in fair value of hedging instrument	—	—	—	4.1	—	4.1
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(0.1)	—	(0.1)
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.2	—	0.2
Issuances under stock plans	186,064	—	—	—	—	—
Repurchase of common stock	(387,230)	—	—	—	(2.6)	(2.6)
Stock-based compensation expense	—	—	1.3	—	—	1.3
Net loss	—	—	—	—	(0.5)	(0.5)
Balance as of March 31, 2026	26,672,343	$—	$396.2	$53.4	$(462.0)	$(12.4)
Foreign currency translation adjustments	—	—	—	(0.9)	—	(0.9)
Change in fair value of hedging instrument	—	—	—	(1.7)	—	(1.7)
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(0.1)	—	(0.1)
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.3	—	0.3
Issuances under stock plans	3,012	—	—	—	—	—
Repurchase of common stock	(319,995)	—	—	—	(2.6)	(2.6)
Stock-based compensation expense	—	—	1.6	—	—	1.6
Net income	—	—	—	—	0.2	0.2
Balance as of June 30, 2026	26,355,360	$—	$397.8	$51.0	$(464.4)	$(15.6)
Foreign currency translation adjustments	—	—	—	(0.5)	—	(0.5)
Change in fair value of hedging instrument	—	—	—	1.7	—	1.7
Reclassification of gain on hedging instrument to comprehensive income	—	—	—	(0.1)	—	(0.1)
Reclassification of loss on pension plan to comprehensive income	—	—	—	0.2	—	0.2
Issuances under stock plans	8,312	—	—	—	—	—
Stock-based compensation expense	—	—	1.4	—	—	1.4
Net loss	—	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2026	26,363,672	$—	$399.2	$52.3	$(464.5)	$(13.0)

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

INSPIRED ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(0.4)	$(9.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37.3	32.3
Amortization of finance lease right of use asset	4.2	6.8
Amortization of operating lease right of use asset	1.5	3.2
Impairment loss on property and equipment classified as held-for-sale	—	5.9
Stock-based compensation expense	4.3	4.6
Amortization of deferred financing fees relating to senior debt	3.1	2.3
Deferred tax	0.3	(2.8)
Changes in assets and liabilities:
Accounts receivable	2.5	24.3
Inventory	(7.4)	(0.9)
Prepaid expenses and other assets	13.4	(20.1)
Corporate tax and other current taxes payable	(7.7)	(7.6)
Accounts payable and accrued expenses	1.2	15.9
Deferred revenue and customer prepayment	(5.1)	2.6
Operating lease liabilities	(1.8)	(2.9)
Pension contributions	(0.4)	(0.9)
Other long-term liabilities	0.7	(2.1)
Net cash provided by operating activities	45.7	50.8

Cash flows from investing activities:
Purchases of property and equipment	(6.2)	(24.6)
Purchases of capital software and internally developed costs	(9.1)	(7.6)
Contract cost expense	(9.7)	(10.0)
Net cash used in investing activities	(25.0)	(42.2)

Cash flows from financing activities:
Proceeds from long-term debt	5.8	365.7
Repayments of long-term and short-term debt	(24.4)	(338.6)
Repurchase of common stock	(5.2)	—
Debt fees incurred	—	(18.8)
Repayments of finance leases	(3.1)	(4.9)
Net cash (used in) provided by financing activities	(26.9)	3.4

Net increase in cash classified within assets held-for-sale	—	(7.6)

Effect of exchange rate changes on cash	(0.6)	2.6
Net (decrease) increase in cash	(6.8)	7.0
Cash, beginning of period	43.3	29.3
Cash, end of period	$36.5	$36.3

Components of cash and restricted cash
Cash	35.3	36.3
Restricted cash	1.2	—
Total cash and restricted cash, end of period	$36.5	$36.3

Supplemental cash flow disclosures
Cash paid during the period for interest	$18.2	$17.3
Cash paid during the period for income taxes	$4.5	$9.4
Cash paid during the period for operating leases	$2.6	$6.1

Supplemental disclosure of non-cash investing and financing activities
Lease liabilities arising from obtaining finance lease right of use assets	$—	$(1.3)
Lease liabilities arising from obtaining operating lease right of use assets	$(2.5)	$(1.1)
Right of use property and equipment acquired through finance lease	$0.1	$10.4

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

Management Liquidity Plans

As of September 30, 2026, the Company’s cash on hand, excluding restricted cash, was $35.3 million, and the Company had working capital in addition to cash and restricted cash of $44.2 million. The Company recorded net losses of $0.4 million and $9.8 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. Net losses included non-cash stock-based compensation of $4.3 million and $4.6 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

Historically, the Company has generally had positive cash flows from operating activities and has relied on a combination of cash flows provided by operations and the incurrence of debt and/or the refinancing of existing debt to fund its obligations. Cash flows provided by operations amounted to $45.7 million and $50.8 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, ability to control and defer capital projects and amounts available from the Company’s external borrowings will be sufficient to fund the Company’s net cash requirements through November 2027.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2025. The financial information as of December 31, 2025 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 10, 2026, as amended on May 22, 2026 (the “2025 Form 10-K”).   The financial information for the three and nine months ended September 30, 2025 is derived from the unaudited consolidated financial statements presented in the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 filed with the SEC on November 5, 2025. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

2. Allowance for Credit Losses

Changes in the allowance for credit losses are as follows:

	September 30, 2026	December 31, 2025
	(in millions)
Beginning balance	$(1.2)	$(1.0)
Additional allowance for credit losses on contracts with customers	—	(0.3)
Write offs	—	0.1
Foreign currency translation adjustments	—	—
Ending balance	$(1.2)	$(1.2)

3. Inventory

Inventory consists of the following:

	September 30, 2026	December 31, 2025
	(in millions)
Component parts	$11.7	$10.0
Work in progress	—	0.1
Finished goods	13.9	8.4
Total inventories	$25.6	$18.5

Component parts include parts for gaming terminals. Our finished goods inventory primarily consists of gaming terminals which are ready for sale.

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	September 30, 2026	December 31, 2025
	(in millions)
Prepaid expenses and other assets	$13.8	$16.6
Fair value of hedging instrument	1.4	—
Unbilled accounts receivable	22.0	30.2
Total prepaid expenses and other assets	$37.2	$46.8

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2026	December 31, 2025
	(in millions)
Accounts payable	$16.7	$20.0
Intellectual property licenses	3.9	2.9
Payroll and related costs	5.5	9.6
Interest payable	10.1	—
Other creditors	7.3	10.2
	$43.5	$42.7

6. Contract Related Disclosures

The following table summarizes contract related balances:

	Accounts Receivable	Unbilled Accounts Receivable	Right to recover asset	Deferred Income	Customer Prepayments and Deposits
	(in millions)
At September 30, 2026	$36.4	$22.0	$0.7	$(22.0)	$(3.0)
At December 31, 2025	$39.0	$30.2	$0.7	$(25.9)	$(4.5)

During the nine months ended September 30, 2026 and 2025, the Company recognized $5.4 million and $4.9 million, respectively, in revenue that was originally included in the deferred income balance at the start of each period.

No significant amounts of revenue were recognized during the periods presented as a result of changes in contract transaction prices related to performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

At September 30, 2026, in respect of contracts exceeding one year duration, the aggregate amount of the transaction price allocated to the performance obligations which are unsatisfied (or partially unsatisfied) at the end of the reporting period was approximately $103.2 million. Of this amount, we expect to recognize as revenue approximately 10% through December 31, 2026, approximately 60% through December 31, 2028, approximately 28% through December 31, 2030, and the remaining 2% through December 31, 2031.

7. Long Term and Other Debt

 Senior Notes

Long-term debt consists of £252.5 million ($335.4 million) of Senior Notes that mature on June 9, 2030, carried on the balance sheet net of $14.7 million of unamortized debt issuance costs, which are being amortized over the length of the Senior Notes. The Senior Notes bear interest at a rate per annum equal to the Sterling Overnight Index Average (“SONIA”) rate plus a margin (based on the Company’s consolidated senior secured net leverage ratio) ranging from 5.50% to 6.00% per annum.

The Notes Purchase Agreement which governs the Senior Notes requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 5.0x on the test date for the relevant periods ended or ending September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027, stepping down to 4.75x on June 30, 2027 and each relevant period thereafter (the “Notes Financial Covenant”). The Notes Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as consolidated net income after adding back certain items including (without limitation) interest expense, taxes, depreciation and amortization expenses and exceptional or non-recurring costs and losses and after adjusting for certain projected savings and synergies) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis. The Notes Purchase Agreement does not include a minimum interest coverage ratio or other financial covenants. Covenant testing at September 30, 2026 showed covenant compliance with a net leverage of 2.79%.

On March 6, 2026, as permitted by the Notes Purchase Agreement, the Company repaid £10.0 million ($13.3 million) principal, and associated accrued interest of £0.2 million ($0.3 million), of its issued and outstanding Senior Notes. On June 9, 2026, the Company repaid a further £7.5 million ($10.0 million) principal. As permitted by the Notes Purchase Agreement, the repayments were made without penalty using some of the funds received from the November 7, 2025 sale of the Company’s UK holiday parks business and certain associated leisure assets.

Loan

On July 7, 2026 the Company received a loan amounting to $5.8 million (the “Loan”), from a third-party that is also a customer of the Company. The Loan is recognized as debt in accordance with ASC 470, Debt. The Loan bears interest at an amount of 6% per annum, payable monthly in arrears, and is repayable in 24 monthly instalments, with a final payment due on or around June 2028. Repayments will be made net of a historical amount due to the Company from the third-party of $0.7 million (the “Historical Balance”), which will reduce the monthly repayments in equal tranches over the 24-month period.

Amounts due at September 30, 2026, net of the Historical Balance, are as follows:

	September 30, 2026	December 31, 2025
	(in millions)
Current portion of long-term debt	$2.5	$—
Long-term debt	2.2	—
Total	$4.7	$—

Amounts due at September 30, 2026, net of the Historical Balance, mature as follows:

	September 30, 2026	December 31, 2025
	(in millions)
Fiscal period:
2026	$0.8	$—
2027	2.6	—
2028	1.3	—
Total	$4.7	$—

8. Derivatives and Hedging Activities

On November 12, 2025, subsidiaries of the Company entered into two interest rate swap agreements with Macquarie Bank Limited designed to manage our exposure to interest rate volatility associated with our Senior Notes. The swaps are effective from December 9, 2025, until maturity on December 9, 2027. The swaps fix the interest rate at 3.6208% on a notional amount of £250.0 million ($332.1 million), payable to Macquarie Bank Limited, with Macquarie Bank Limited paying an amount to the Company on the notional amount of £250.0 million ($332.1 million) at an interest rate equal to the floating amount due on the Senior Notes, as described in Note 7, subject to a floor of 3.00%.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the nine months ended September 30, 2026, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve-months, the Company estimates that an additional $2.5 million will be reclassified as a decrease to interest expense.

As of September 30, 2026, and December 31, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	2	£250.0 million ($332.1 million)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
	(in millions)
Other short-term assets	$1.4	$—
Other long-term assets	1.9	—
Other current liabilities	—	(0.2)
Other long-term liabilities	—	(0.4)
Total derivatives designated as hedging instruments	$3.3	$(0.6)

There was no effect of offsetting of the derivative financial instruments at September 30, 2026 or December 31, 2025.

The tables below present the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income for the nine months ended September 30, 2026 and September 30, 2025.

Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(in millions)
Interest rate products	$4.1	$—

Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(in millions)
Interest expense, net	$0.3	$—

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the nine months ended September 30, 2026 and September 30, 2025.

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(in millions)
Total amounts of income and expense line items presented in the statement of operations and comprehensive loss in which the effects of fair value or cash flow hedges are recorded
Interest expense, net	$(29.6)	$(26.6)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(in millions)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income
Interest expense, net	$0.3	$—

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

As of September 30, 2026, no derivatives were in a net liability position. As of September 30, 2026, no Hedging Subsidiary has posted any collateral related to the ISDA Agreement, as no collateral is required under the terms thereof. If the Hedging Subsidiaries had breached any of the provisions under the terms which resulted in an acceleration of the ISDA Agreements, as at September 30, 2026, no assets would have been required for the Company to settle its obligations under the respective ISDA Agreements.

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

		September 30,	December 31,
	Level	2026	2025
		(in millions)
Derivative asset (see note 8)	2	$3.3	$—
Derivative liability (see note 8)	2	$—	$(0.6)

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

At September 30, 2026 and December 31, 2025, there were no Level 3 inputs, and no transfers in or out of Level 3 from other levels in the fair value hierarchy.

10. Stock-Based Compensation

A summary of the Company’s Restricted Stock Unit (“RSU”) activity during the nine months ended September 30, 2026 is as follows:

Number of Shares

Unvested Outstanding at January 1, 2026	975,381
Granted (1)	848,541
Forfeited	(115,895)
Vested	(156,239)
Unvested Outstanding at September 30, 2026	1,551,788

(1)	The amount shown as “granted” includes 316,775 performance-based target RSUs for 2026 as to which the number that ultimately vests would range from 0% to 100% of the target amount of RSUs (based on attainment of Adjusted EBITDA targets for 2026). The amount shown also includes tranches covering an aggregate of 104,167 Adjusted EBITDA RSUs, approved in 2023, subject to performance criteria for 2026. The accounting grant date for the 2026 tranches did not occur until the targets were set in February 2026.

The Company issued a total of 197,388 shares during the nine months ended September 30, 2026, in connection with the Company’s equity-based plans, which primarily reflected the net settlement of RSUs that vested on December 31, 2025.

11. Accumulated Other Comprehensive Loss (Income)

The accumulated balances for each classification of comprehensive loss (income) are presented below:

	Foreign Currency Translation Adjustments	Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2026	$(77.9)	$0.5	$29.6	$(47.8)
Change during the period	(1.4)	(4.0)	(0.2)	(5.6)
Balance at March 31, 2026	(79.3)	(3.5)	29.4	(53.4)
Change during the period	0.9	1.8	(0.3)	2.4
Balance at June 30, 2026	(78.4)	(1.7)	29.1	(51.0)
Change during the period	0.5	(1.6)	(0.2)	(1.3)
Balance at September 30, 2026	$(77.9)	$(3.3)	$28.9	$(52.3)

	Foreign Currency Translation Adjustments	Fair Value of Hedging Instrument	Unrecognized Pension Benefit Costs	Accumulated Other Comprehensive (Income)
	(in millions)
Balance at January 1, 2025	$(78.5)	$—	$30.2	$(48.3)
Change during the period	0.4	—	(0.2)	0.2
Balance at March 31, 2025	(78.1)	—	30.0	(48.1)
Change during the period	1.5	—	(0.3)	1.2
Balance at June 30, 2025	(76.6)	—	29.7	(46.9)
Change during the period	(0.6)	—	(0.3)	(0.9)
Balance at September 30, 2025	$(77.2)	$—	$29.4	$(47.8)

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

The computation of diluted EPS excludes the common stock equivalents of the following potentially dilutive securities because they were contingently issuable shares or because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs	1,551,788	1,322,522	1,551,788	1,322,522

There were no reconciling items for the three and nine months ended September 30, 2026 or September 30, 2025.

The calculation of Basic EPS includes the effects of 2,318,617 and 2,175,313 shares for the three and nine months ended September 30, 2026 and 2025, respectively, with respect to RSU awards that have vested but have not yet been issued.

13. Repurchase of Common Stock

In November 2025, the Board of Directors authorized the Company to use up to $25.0 million to repurchase common shares of the Company, subject to repurchases being effected on or before November 30, 2028 (the “Share Repurchase Program”). Management has discretion as to whether to repurchase shares of the Company.

During the nine months ended September 30, 2026, the Company repurchased 707,225 shares under the Share Repurchase Program for gross payments of approximately $5.2 million, which were canceled and retired immediately as of the trade date. As of September 30, 2026, approximately $19.4 million remained available for future repurchases under the Share Repurchase Program.

14. Other Finance Income

Other finance income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Pension interest cost	$(1.0)	$(1.0)	$(2.8)	$(2.8)
Expected return on pension plan assets	1.1	1.2	3.2	3.4
	$0.1	$0.2	$0.4	$0.6

15. Income Taxes

The effective income tax rate for the three months ended September 30, 2026 and 2025 was 112.9% and 25.5%, respectively, resulting in a $0.9 million income tax expense and a $0.7 million income tax benefit, respectively. The effective income tax rate for the nine months ended September 30, 2026 and 2025 was 305.1% and (44.5)%, respectively, resulting in a $0.6 million income tax expense and a $3.0 million income tax expense, respectively.

The effective tax rate reported in any given year will continue to be influenced by a variety of factors including the level of pre-tax income or loss, the income mix between jurisdictions, and any discrete items that may occur.

16. Related Parties

Macquarie Bank Limited (“Macquarie Bank”) (a party to our interest rate swap agreements, as described in Note 8) and Macquarie Corporate Holdings Pty Limited (UK Branch) (“Macquarie UK”) (an arranger and lending party under our previous revolving credit facility (“RCF”) which was repaid on June 9, 2025) are affiliates of MIHI LLC, which beneficially owned approximately 11.5% of our common stock as of September 30, 2026. Under the interest rate swap agreement, for the nine months ended September 30, 2026, interest expense payable to Macquarie Bank amounted to $6.0 million and interest receivable from Macquarie Bank amounted to $6.3 million, resulting in a net interest receivable to the Company of $0.3 million. There were no payments or net settlements under the interest rate swap agreements for the three months ended September 30, 2026. With respect to our previous RCF, interest expense (including non-utilization fees) payable to Macquarie UK for the three months ended September 30, 2025 amounted to $0.0 million, and for the nine months ended September 30, 2025 amounted to $0.1 million. MIHI LLC is also a party to a stockholders agreement with the Company and other stockholders, dated December 23, 2016, pursuant to which, subject to certain conditions, MIHI LLC, jointly with Hydra Industries Sponsor LLC, are permitted to designate two directors to be nominated for election as directors of the Company at any annual or special meeting of stockholders at which directors are to be elected, until such time as MIHI LLC and Hydra Industries Sponsor LLC in the aggregate hold less than 5% of the outstanding shares of the Company.

Richard Weil, the brother of A. Lorne Weil, our Executive Chairman, provides consulting services to the Company relating to our lottery operations under a consultancy agreement dated December 31, 2021, as amended and extended. The aggregate amount incurred by the Company in consulting fees was $37,500 for each of the three months ended September 30, 2026 and 2025, respectively, and $112,500 for each of the nine months ended September 30, 2026 and 2025, respectively.

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

Lease income from operating leases is not material for any of the periods presented. Lease income from sales type leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Interest receivable	$0.3	0.4	$1.0	1.0
Profit recognized at commencement date of sales type leases	1.0	2.0	2.5	4.1
	$1.3	$2.4	$3.5	$5.1

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

Purchase commitments

At September 30, 2026 the Company had commitments to purchase property and equipment amounting to $10.4 million.

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

The following table presents the components of our net periodic pension cost:

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Components of net periodic pension cost:
Interest cost	$2.8	$2.8
Expected return on plan assets	(3.2)	(3.4)
Amortization of net loss	0.7	0.8
Net periodic cost	$0.3	$0.2

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

The references below to “Other segment items” consist of costs incurred in restructuring activities.

The following tables present revenue, cost of sales, excluding depreciation and amortization, staff-related selling, general and administrative expenses, non-staff related selling, general and administrative expenses, labor costs capitalized, depreciation and amortization, stock-based compensation expense, other segment items, operating profit/(loss) and total capital and other long-lived asset expenditures for the periods ended September 30, 2026 and September 30, 2025, respectively, by business segment. Certain unallocated corporate function costs have not been allocated to the Company’s reportable operating segments because these costs are not allocable and to do so would not be practical. Corporate function costs consist primarily of selling, general and administrative expenses, depreciation and amortization and capital expenditures relating to corporate/shared functions. Asset information by reportable segment is not given as this information is not provided to the Company’s CODM due to it not being considered necessary in order for the CODM to assess the reportable segments’ performance or to make decisions concerning the allocation of resources.

Segment Information

Three Months Ended September 30, 2026

	Retail Solutions	Virtual Sports	Interactive	Corporate Functions	Total
	(in millions)
Revenue:
Service	$28.2	$8.5	$15.5	$—	$52.2
Product sales	9.2	—	—	—	9.2
Total revenue	37.4	8.5	15.5	—	61.4
Cost of sales, excluding depreciation and amortization:
Cost of service	(6.2)	(0.5)	(0.7)	—	(7.4)
Cost of product sales	(4.5)	—	—	—	(4.5)
Staff-related selling, general and administrative expenses	(5.1)	(2.3)	(3.5)	(4.8)	(15.7)
Non-staff related selling, general and administrative expenses	(3.0)	(0.5)	(2.1)	(2.5)	(8.1)
Labor costs capitalized	1.0	0.5	1.0	—	2.5
Stock-based compensation expense	(0.2)	(0.2)	(0.2)	(0.7)	(1.3)
Depreciation and amortization	(9.8)	(2.0)	(2.2)	(0.5)	(14.5)
Other segment items	(0.1)	—	—	(2.0)	(2.1)
Segment operating income (loss)	9.5	3.5	7.8	(10.5)	10.3

Net operating income					$10.3

Total capital and other long-lived asset expenditures for the three months ended September 30, 2026	$2.2	$0.6	$1.5	$0.2	$4.5

Three Months Ended September 30, 2025

	Retail Solutions	Virtual Sports	Interactive	Corporate Functions	Total
	(in millions)
Revenue:
Service	$55.0	$9.3	$15.1	$—	$79.4
Product sales	6.8	—	—	—	6.8
Total revenue	61.8	9.3	15.1	—	86.2
Cost of sales, excluding depreciation and amortization:
Cost of service	(20.6)	(0.6)	(0.8)	—	(22.0)
Cost of product sales	(3.7)	—	—	—	(3.7)
Staff-related selling, general and administrative expenses	(8.5)	(2.4)	(2.9)	(4.4)	(18.2)
Non-staff related selling, general and administrative expenses	(7.9)	(0.6)	(1.5)	(3.2)	(13.2)
Labor costs capitalized	1.5	0.9	0.8	—	3.2
Stock-based compensation expense	(0.2)	(0.1)	(0.2)	(0.9)	(1.4)
Depreciation and amortization	(9.1)	(1.6)	(1.9)	(0.6)	(13.2)
Impairment loss on classification as held-for-sale	(5.9)	—	—	—	(5.9)
Other segment items	(1.2)	—	—	(0.9)	(2.1)
Segment operating income (loss)	6.2	4.9	8.6	(10.0)	9.7

Net operating income					$9.7

Total capital and other long-lived asset expenditures for the three months ended September 30, 2025	$6.2	$0.1	$0.3	$1.4	$8.0

Nine Months Ended September 30, 2026

	Retail Solutions	Virtual Sports	Interactive	Corporate Functions	Total
	(in millions)
Revenue:
Service	$85.8	$26.1	$47.9	$—	$159.8
Product sales	19.6	—	—	—	19.6
Total revenue	105.4	26.1	47.9	—	179.4
Cost of sales, excluding depreciation and amortization:
Cost of service	(20.8)	(1.6)	(2.3)	—	(24.7)
Cost of product sales	(10.6)	—	—	—	(10.6)
Staff-related selling, general and administrative expenses	(14.4)	(6.7)	(9.7)	(12.6)	(43.4)
Non-staff related selling, general and administrative expenses	(10.7)	(1.1)	(6.3)	(11.6)	(29.7)
Labor costs capitalized	3.4	1.8	2.7	—	7.9
Stock-based compensation expense	(0.6)	(0.5)	(0.5)	(2.7)	(4.3)
Depreciation and amortization	(27.9)	(6.8)	(5.2)	(1.6)	(41.5)
Other segment items	(1.2)	—	—	(2.5)	(3.7)
Segment operating income (loss)	22.6	11.2	26.6	(31.0)	29.4

Net operating income					$29.4

Total capital and other long-lived asset expenditures for the nine months ended September 30, 2026	$12.0	$3.8	$4.3	$1.1	$21.2

Nine Months Ended September 30, 2025

	Retail Solutions	Virtual Sports	Interactive	Corporate Functions	Total
	(in millions)
Revenue:
Service	$142.2	$27.2	$40.8	$—	$210.2
Product sales	16.7	—	—	—	16.7
Total revenue	158.9	27.2	40.8	—	226.9
Cost of sales, excluding depreciation and amortization:
Cost of service	(54.2)	(1.8)	(2.2)	—	(58.2)
Cost of product sales	(10.6)	—	—	—	(10.6)
Staff-related selling, general and administrative expenses	(24.6)	(7.0)	(8.3)	(12.2)	(52.1)
Non-staff related selling, general and administrative expenses	(20.8)	(1.7)	(5.1)	(9.8)	(37.4)
Labor costs capitalized	5.4	2.8	2.3	—	10.5
Stock-based compensation expense	(1.0)	(0.3)	(0.5)	(2.8)	(4.6)
Depreciation and amortization	(27.9)	(4.8)	(4.2)	(2.2)	(39.1)
Impairment loss on classification as held-for-sale	(5.9)	—	—	—	(5.9)
Other segment items	(1.8)	—	—	(8.5)	(10.3)
Segment operating income (loss)	17.5	14.4	22.8	(35.5)	19.2

Net operating income					$19.2

Total capital and other long-lived asset expenditures for the nine months ended September 30, 2025	$21.7	$1.8	$1.1	$3.0	$27.6

Geographic Information

Geographic information for revenue is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Total revenue
UK	$37.5	$63.1	$106.3	$160.1
USA	4.7	5.1	15.3	12.9
Greece	6.8	6.2	19.7	18.6
Rest of world	12.4	11.8	38.1	35.3
Total	$61.4	$86.2	$179.4	$226.9

UK revenue includes revenue from customers headquartered in the UK, but whose revenue is generated globally.

Geographic information of our non-current assets excluding goodwill and deferred tax is set forth below:

	September 30, 2026	December 31, 2025
	(in millions)
UK	$94.9	$110.9
Greece	21.1	23.8
Rest of world	20.3	19.8
Total	$136.3	$154.5

Software development costs are included as attributable to the market in which they are utilized.

21. Customer Concentration

During the three months ended September 30, 2026, two customers represented at least 10% of the Company’s revenue, each customer accounting for 10% of the Company’s revenue, respectively. Both customers were served by the Retail Solutions, Virtual Sports and Interactive segments. During the three months ended September 30, 2025, no customers represented at least 10% of the Company’s revenue.

During the nine months ended September 30, 2026, two customers represented at least 10% of the Company’s revenue, each customer accounting for 10% of the Company’s revenue, respectively. Both customers were served by the Retail Solutions, Virtual Sports and Interactive segments. During the three months ended September 30, 2025, no customers represented at least 10% of the Company’s revenue.

At September 30, 2026 and December 31, 2025, there were no customers that represented at least 10% of the Company’s accounts receivable.

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

For the three and nine-months ended September 30, 2026, we derived approximately 61% and 59% of our revenue from the UK (including customers headquartered in the UK but whose revenue is generated globally), respectively, 8% and 9% respectively from USA, 11% (in both periods) from Greece, and the remaining 20% and 21% respectively across the rest of the world. During the three and nine months ended September 30, 2025, we derived approximately 73% and 71% of our revenue from the UK respectively, 6% (in both periods) from USA, 7% and 8% from Greece respectively and 14% and 15% respectively for the rest of world.

As of September 30, 2026, our non-current assets (excluding goodwill) were attributable as follows: 70% to the UK, 15% to Greece and 15% across the rest of the world. As of September 30, 2025, our non-current assets (excluding goodwill) were attributable as follows: 70% to the UK, 15% to Greece and 15% across the rest of the world.

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

During the three and nine-months ended September 30, 2026, we derived approximately 39% and 41% respectively of our revenue from sales to customers outside the UK (see discussion above), compared to 27% and 29% during the three and nine months ended September 30, 2025, respectively.

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

Results of Operations

Our results are affected by changes in foreign currency exchange rates, primarily between our functional currency (GBP) and our reporting currency (USD). During the three-month periods ended September 30, 2026 and September 30, 2025, the average GBP:USD rates were 1.34 and 1.35, respectively, and for the nine-month periods ended September 30, 2026 and September 30, 2025 were 1.34 and 1.32, respectively.

The following discussion and analysis of our results of operations has been organized in the following manner:

●	a discussion and analysis of the Company’s results of operations for the three and nine-month periods ended September 30, 2026, compared to the same period in 2025; and

●	a discussion and analysis of the results of operations for each of the Company’s segments (Retail Solutions, Virtual Sports, Interactive) for the three and nine-month periods ended September 30, 2026, compared to the same period in 2025, including key performance indicator (“KPI”) analysis.

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

Key Events during the three-month period ended September 30, 2026

On August 18, 2026, the Company announced that Simona Camilleri had stepped down from her role as General Counsel. The Company’s Board of Directors promoted Carys Damon, previously Inspired’s Corporate Secretary, to the role of Executive Vice President, General Counsel and Board Secretary, effective September 7, 2026. Carys previously served as Inspired’s Executive Vice President, General Counsel and Corporate Secretary prior to serving as Corporate Secretary from July 2024.

On September 25, 2026, the Brazilian government issued a provisional measure prohibiting, the operation of regulated online betting and gaming operations in Brazil. The provisional measure became effective upon publication and provides for the wind-down of regulated betting operations in Brazil. The provisional measure must be considered by the Brazilian Congress within 120 days to remain in effect, during which time it may convert the measure into law or reject the measure. If Congress fails to consider the measure within the applicable period, it will lapse. The Company continues to monitor legislative and legal developments related to the provisional measure and expects its results of operations from Brazil to be adversely affected for as long as the prohibition remains in effect. Virtual Sports is the primary reporting segment impacted by the provisional measure. As part of the ongoing monitoring of the developing situation, the Company remains aware that a permanent closure of the Brazil market could potentially result in an impairment of the segment’s goodwill balance.

During the period ended September 30, 2026, in the Retail Solutions segment, 213 Velos Electronic Table Games (“ETG”) terminals were delivered to Genting Casino as part of total order of 310 terminals, with the remaining terminals expected to be delivered in 2026. In the same period, 300 replacement Lottery terminals were installed in venues operated by Loteria Electrônica Internacional Dominicana S.A. (“LEIDSA”) in the Dominican Republic. These form part of an approximately 3,000 terminal refresh program, including approximately 500 terminals in new venues, which is expected to continue into the first half of 2027.

During the period ended September 30, 2026, the Interactive segment announced the launch of its portfolio of online slot games in the province of Alberta, Canada through a broad range of operators. This launch follows the approval of the Company by the Alberta Gaming, Liquor and Cannabis Commission (“AGLC”) in the second quarter of 2026 as an iGaming Goods or Services Supplier, enabling the Company to supply content to licensed operators participating in the province’s regulated market.

Overall Company Results

Three and nine Months ended September 30, 2026, compared to Three and nine Months ended September 30, 2025

	For the Three-Month		Variance				For the Nine-Month		Variance
	Period ended		2026 vs 2025				Period ended		2026 vs 2025
(In millions)	September 30, 2026	September 30, 2025	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	September 30, 2026	September 30, 2025	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$52.2	$79.4	$(0.1)	$(27.1)	(34)%	(34)%	$159.8	$210.2	$3.2	$(53.6)	(25)%	(24)%
Product	9.2	6.8	0.0	2.4	35%	35%	19.6	16.7	0.2	2.7	16%	17%
Total revenue	61.4	86.2	(0.1)	(24.7)	(29)%	(29)%	179.4	226.9	3.4	(50.9)	(22)%	(21)%
Cost of Sales, excluding depreciation and amortization:
Cost of Service	(7.4)	(22.0)	0.1	14.5	(66)%	(66)%	(24.7)	(58.2)	-	33.5	(58)%	(58)%
Cost of Product	(4.5)	(3.7)	(0.1)	(0.7)	19%	22%	(10.6)	(10.6)	(0.2)	0.2	(2)%	0%
Staff-related selling general and administrative expenses	(15.7)	(18.2)	0.1	2.4	(13)%	(14)%	(43.4)	(52.1)	(1.3)	10.0	(19)%	(17)%
Non-staff related selling, general and administrative expenses	(8.1)	(13.2)	0.1	5.0	(38)%	(39)%	(29.7)	(37.4)	(0.8)	8.5	(23)%	(21)%
Labor costs capitalized	2.5	3.2	(0.1)	(0.6)	(19)%	(22)%	7.9	10.5	0.2	(2.8)	(27)%	(25)%
Other segment items:
Stock-based compensation	(1.3)	(1.4)	0.1	-	0%	(7)%	(4.3)	(4.6)	(0.1)	0.4	(9)%	(7)%
Depreciation and amortization	(14.5)	(13.2)	1.2	(2.5)	19%	10%	(41.5)	(39.1)	0.4	(2.8)	7%	6%
Held for sale adjustment - Impairment	-	(5.9)	-	5.9	(100)%	(100)%	-	(5.9)	0.1	5.8	(98)%	(100)%
Other selling, general and administrative expenses	(2.1)	(2.1)	0.1	(0.1)	5%	0%	(3.7)	(10.3)	(0.2)	6.8	(66)%	(64)%
Net operating Income (Loss)	10.3	9.7	1.4	(0.8)	(8)%	6%	29.4	19.2	1.5	8.7	45%	53%
Other income (expense)
Interest expense, net	(9.6)	(12.5)	0.1	2.8	(22)%	(23)%	(29.6)	(26.6)	(0.5)	(2.5)	9%	11%
Other finance income (expense)	0.1	0.2	-	(0.1)	(50)%	(50)%	0.4	0.6	-	(0.2)	(33)%	(33)%
Total other income (expense), net	(9.5)	(12.3)	0.1	2.7	(22)%	(23)%	(29.2)	(26.0)	(0.5)	(2.7)	10)%	12%
Net Income (loss) from continuing operations before income taxes	0.8	(2.6)	1.5	1.9	(73)%	(131)%	0.2	(6.8)	1.0	6.0	(88)%	(103)%
Income tax expense	(0.9)	0.7	(0.0)	(1.6)	(229)%	(229)%	(0.6)	(3.0)	0.3	2.1	(70)%	(80)%

Net Income (Loss)	$(0.1)	$(1.9)	$1.5	$0.3	(16)%	(95)%	$(0.4)	$(9.8)	$1.3	$8.1	(83)%	(96)%
Exchange Rate - $ to £	1.34	1.35					1.34	1.32

See “Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

Revenue (for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025)

Consolidated Reported Revenue by Segment

For the three-month period ended September 30, 2026, Total revenue on a functional currency (at constant rate) basis decreased by $24.7 million or 29% compared to the three-month period ended September 30, 2025, and for the nine-month period ended September 30, 2026, revenue on a functional currency basis decreased by $50.9 million or 22% compared to the nine-month period ended September 30, 2025.

For the three-month period ended September 30, 2026, compared to the three-month period ended September 30, 2025, Retail Solutions revenue declined by $24.3 million, due to a decrease in service revenue, primarily reflecting the sale of the UK holiday parks business and certain associated leisure assets in November 2025, and the pub operator model change. This was partially offset by an increase in product sales of $2.4 million (reflecting the variable nature of terminal sales). Virtual Sports revenue declined by $0.7 million due to a decrease in online revenue and the provisional measures prohibiting regulated online betting and gaming operations in Brazil, while Interactive revenue grew by $0.5 million, due to growth in North American markets.

For the nine-month period ended September 30, 2026, compared to the nine-month period ended September 30, 2025, Retail Solutions revenue declined by $55.3 million, predominantly due to a decrease in service revenue of $58.0 million, reflecting the sale of the UK holiday parks business and certain associated leisure assets, and the pub operator model change. This was partially offset by an increase in product sales of $2.7 million (reflecting the variable nature of terminal sales). Virtual Sports revenue declined by $1.7 million due to a decrease in online revenue and the provisional measures prohibiting regulated online betting and gaming operations in Brazil, while Interactive revenue increased by $6.1 million, driven by growth in the UK, mainland Europe and North America reflecting a higher number of games released and strong performance of new titles. UK growth was partially offset by higher UK remote gaming taxes, from April 2026.

Cost of Sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, for the three and nine-month period ended September 30, 2026, decreased by $13.8 million and $33.7 million, or 54% and 49%, respectively, compared to the three and nine-month period ended September 30, 2025. The decreases were predominantly driven by a reduction of $14.5 million and $33.5 million in cost of service, respectively, primarily due to the sale of the UK holiday parks business and certain leisure assets and the pub operator business model change, with the three-month period decrease partially offset by an increase in cost of product of $0.7 million driven by product sales increase.

Staff-related selling, general and administrative expenses

Staff-related selling, general and administrative expenses for the three and nine-month period ended September 30, 2026, decreased by $2.4 million and $10.0 million, or 13% and 19% respectively compared to the three and nine-month period ended September 30, 2025. This was predominantly related to the sale of the UK holiday parks business and certain associated leisure assets.

Non-staff related selling, general and administrative expenses

Non-staff related selling, general and administrative expenses for the three and nine-month ended September 30, 2026, decreased by $5.0 million and $8.5 million, or 38% and 23% respectively compared to the three and nine- month period ended September 30, 2025.

The decrease in the three-month period ended September 30, 2026, compared to the three-month period ended September 30, 2025, was mainly driven by lower professional fees of $4.0 million (ad-hoc in nature and timing does not correlate year-on-year), and lower facility costs of $1.1 million related to the sale of the UK holiday parks business and certain leisure assets and the pub operator business model restructuring activity.

The decrease in the nine-month period ended September 30, 2026, compared to the period ended September 30, 2025, was driven by reductions of $3.4 million in professional fees, $2.7 million in facility costs, $2.4 million in fleet costs and $1.1 million in storage costs, reflecting the sale of the UK holiday parks business and certain leisure assets and the pub operator business model restructuring activity. These reductions were partially offset by a realized loss on foreign currency movements of $1.3 million.

Stock-based compensation

During the three and nine-month period ended September 30, 2026, the Company recorded expenses of $1.3 million and $4.3 million, respectively, compared to the expenses of $1.4 million and $4.6 million for the three and nine-month period ended September 30, 2025. All expenses related to outstanding awards.

Depreciation and amortization

 Depreciation and amortization for the three-month period ended September 30, 2026, increased by $2.5 million compared to the three-month period ended September 30, 2025, driven by an increase in Retail Solutions of $0.6 million due to an increase in contract cost amortization, an increase in Virtual Sports of $0.4 million and Interactive of $0.3 million for increased software development and intangible assets.

Depreciation and amortization for the nine-month period ended September 30, 2026, increased by $2.8 million compared to the nine-month period ended September 30, 2025. This increase was driven by increases in Virtual Sports of $1.8 million and Interactive of $0.9 million respectively, for increased software and intangible assets, partially offset by a reduction in Retail Solutions of $0.6 million mainly due to the sale of the UK holiday parks business and certain leisure assets and the pub operator business model restructuring activity.

Other selling, general and administrative expenses

Other selling, general and administrative expenses for the three-month period ended September 30, 2026, increased by $0.1 million or 5%, compared to the three-month period ended September 30, 2025.

Other selling, general and administrative expenses for the nine-month period ended September 30, 2026, decreased by $6.8 million or 66% compared with the nine-month period ended September 30, 2025. The decrease was primarily driven by costs relating to the absence of the restatement of previously issued financial statements not repeated, expenses relating to restructuring costs, and costs relating to refinancing during the nine-month period ended September 30, 2025.

Net operating income

During the three and nine-month period ended September 30, 2026, net operating income was $10.3 million and $29.4 million, respectively, representing a decrease of $0.8 million on a functional basis and increase of $8.7 million, respectively, compared to the three and nine-month period ended September 30, 2025.

The decrease in the three-month period ended September 30, 2026, on a functional basis, was predominantly due to lower revenues and increased depreciation and amortization expense, partially offset by the decrease in staff and non-staff related selling, general and administrative expenses (due to lower professional fees and the sale of the UK holiday parks business and certain associated leisure assets) and by the absence of the Held for Sale impairment recognized during the three-month period ended September 30, 2025.

The growth in the nine-month period ended September 30, 2026, compared to the nine-month period ended September 30, 2025, was mainly due to lower staff and non-staff related selling, general and administrative expenses (due to lower professional fees and the sale of the UK holiday parks business and certain associated leisure assets), and by the absence of costs relating to the restatement of previously issued financial statements not repeated, expenses relating to restructuring costs, and cost relating to refinancing during the nine-month period ended September 30, 2025.

Net Income (Loss)

For the three-month period ended September 30, 2026, net loss was $0.1 million compared to a net loss of $1.9 million for the three-month period ended September 30, 2025, primarily due to lower net interest expense of $2.7 million partially offset by lower net operating income of $0.8 million and an increase of income tax expense of $1.6 million.

For the nine-month period ended September 30, 2026, net loss was $0.4 million compared to a net loss of $9.8 million for the nine-month period ended September 30, 2025, mainly due to the increase of net operating income of $8.7 million and a favorable movement in income taxes of $2.1 million, partially offset by an adverse movement in net interest expense of $2.7 million.

Deferred Tax

The Company maintains a valuation allowance related to capital loss carryovers in the United Kingdom, state net operating losses unable to be utilized in the United States, and United States interest expected to be limited under Section 163(j).

Segment Results (for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025)

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

Retail Solutions, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	September 30,	September 30,	2026 vs 2025		September 30,	September 30,	2026 vs 2025
Retail Solutions	2026	2025		%	2026	2025		%

End of period installed base (# of terminals) (2)	37,420	40,233	(2,813)	(7.0)%	37,420	40,233	(2,813)	(7.0)%
Total Retail Solutions - Average installed base (# of terminals) (2)	37,841	41,528	(3,687)	(8.9)%	38,562	41,894	(3,332)	(8.0)%
Participation - Average installed base (# of terminals) (2)	30,150	30,654	(504)	(1.6)%	30,914	30,753	161	0.5%
Fixed Rental - Average installed base (# of terminals)	12,547	15,855	(3,308)	(20.9)%	12,554	15,461	(2,907)	(18.8)%
Service Only - Average installed base (# of terminals)	8,781	9,912	(1,131)	(11.4)%	8,797	9,948	(1,151)	(11.6)%
Customer Gross Win per unit per day (1) (2)	£105.1	£97.7	£7.4	7.6%	£103.8	£98.7	£5.1	5.2%
Customer Net Win per unit per day (1) (2)	£77.2	£72.1	£5.1	7.1%	£76.4	£72.9	£3.5	4.8%
Inspired Blended Participation Rate	5.9%	6.7%	(0.8)%	(11.9)%	5.9%	6.5%	(0.6)%	(9.2)%
Inspired Fixed Rental Revenue per Retail Solutions Machine per week	£37.5	£45.1	£(7.6)	(16.9)%	£36.8	£47.5	£(10.7)	(22.5)%
Inspired Service Rental Revenue per Retail Solutions Machine per week	£7.2	£7.8	£(0.6)	(7.7)%	£7.8	£8.2	£(0.4)	(4.9)%
Retail Solutions Long term license amortization (£’m)	£1.0	£0.7	£0.3	42.9%	£2.9	£1.8	£1.1	61.1%
Number of Machine sales	1,169	1,799	(630)	(35.0)%	2,483	2,650	(167)	(6.3)%
Average selling price per terminal	£5,375	£2,506	£2,869	114.5%	£5,340	£5,495	£(155)	(2.8)%
Total Holiday Parks Revenue (£’m)	£-	£11.0	£(11.0)	(100.0)%	£-	£14.0	£(14.0)	(100.0)%

(1)	Includes all SBG terminals in which the Company takes a participation revenue share across all territories.

(2)	Includes approximately 2,500 lottery terminals where the revenue share is on handle instead of net win.

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

Retail Solutions, Recurring Revenue

Set forth below is a breakdown of our Retail Solutions recurring revenue. Retail Solutions recurring revenue principally consist of Retail Solutions participation revenue and fixed rental revenue.

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	September 30,	September 30,	2026 vs 2025		September 30,	September 30,	2026 vs 2025
(In £ millions)	2026	2025		%	2026	2025		%
Retail Solutions Recurring Revenue
Total Retail Solutions Revenue	£27.8	£45.8	£(18.0)	(39)%	£78.5	£120.3	£(41.8)	(35)%

Retail Solutions Participation Revenue	£12.6	£13.6	£(1.0)	(7)%	£38.0	£40.4	£(2.4)	(6)%
Retail Solutions Project Recurring Revenue	£0.1	£0.2	£(0.1)	(50)%	£0.4	£1.1	£(0.7)	(64)%
Other Fixed Fee Recurring Revenue	£7.0	£10.3	£(3.3)	(32)%	£20.7	£31.6	£(10.9)	(34)%

Retail Solutions Long-term license amortization	£1.0	£0.7	£0.3	43%	£2.9	£1.8	£1.1	61%
Retail Solutions Holiday Parks Recurring Revenue	£-	£14.5	£(14.5)	(100)%	£-	£28.2	£(28.2)	(100)%
Total Retail Solutions Recurring Revenue	£20.7	£39.3	£(18.6)	(47)%	£62.0	£103.1	£(41.1)	(40)%
Retail Solutions Recurring Revenue as a % of Total Retail Solutions Revenue	74%	86%	(12)%		79%	86%	(7)%

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

“Total Retail Solutions Recurring Revenue” is equal to Retail Solutions Participation Revenue plus Retail Solutions Other Fixed Fee Recurring Revenue.

Retail Solutions, Service Revenue by Region

Set forth below is a breakdown of our Retail Solutions service revenue by geographic region. Retail Solutions Service revenue consists principally of Retail Solutions participation revenue, Retail Solutions other fixed fee revenue, Retail Solutions long-term license amortization and Retail Solutions other non-recurring revenue. See “Retail Solutions Segment Revenue” below for a discussion of gaming service revenue between the periods under review.

	For the Three-Month					For the Nine-Month
	Period ended		Variance			Period ended		Variance
(In millions)	September 30, 2026	September 30, 2025	2026 vs 2025		Total Functional Currency %	September 30, 2026	September 30, 2025	2026 vs 2025		Total Functional Currency %

Service Revenue:
UK LBO	$11.1	$11.1	-	-	-	$34.7	$33.1	$1.6	5%	2%
UK Holiday Parks	-	19.7	(19.7)	(100)%	(100)%	-	38.1	(38.1)	(100)%	(1)%
UK Other	9.9	17.7	(7.8)	(44)%	(44)%	26.3	51.5	(25.2)	(49)%	1%
Italy	0.4	0.4	-	-	10%	1.2	1.1	0.1	9%	3%
Greece	5.0	4.4	0.6	14%	11%	14.6	13.7	0.9	7%	3%
Rest of the World	0.3	0.3	-	-	(12)%	4.9	0.7	4.2	600%	14%
Lotteries	1.5	1.4	0.1	7%	11%	4.1	4.0	0.1	3%	3%

Total Service revenue	$28.2	$55.0	$(26.8)	(49)%	(49)%	$85.8	$142.2	$(56.4)	(40)%	1%

Exchange Rate - $ to £	1.34	1.35				1.34	1.32

Note: Exchange rate in the table is calculated by dividing the USD total service revenue by the GBP total service revenue, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

Retail Solutions, Results of Operations

	For the Three-Month		Variance				For the Nine-Month		Variance
	Period ended		2026 vs 2025				Period ended		2026 vs 2025
(In millions)	September 30, 2026	September 30, 2025	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	September 30, 2026	September 30, 2025	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %
Revenue:
Service	$28.2	$55.0	$(0.1)	$(26.7)	(49)%	(49)%	$85.8	$142.2	$1.6	$(58.0)	(41)%	(40)%
Product	9.2	6.8	-	2.4	35%	35%	19.6	16.7	0.2	2.7	16%	17%
Total revenue	37.4	61.8	(0.1)	(24.3)	(39)%	(39)%	105.4	158.9	1.8	(55.3)	(35)%	(34)%

Cost of Sales, excluding depreciation and amortization:
Cost of Service	(6.2)	(20.6)	0.1	14.3	(69)%	(70)%	(20.8)	(54.2)	-	33.4	(62)%	(62)%
Cost of Product	(4.5)	(3.7)	-	(0.8)	22%	22%	(10.6)	(10.6)	(0.2)	0.2	(2)%	0%
Total cost of sales	(10.7)	(24.3)	0.1	13.5	(56)%	(56)%	(31.4)	(64.8)	(0.2)	33.6	(52)%	(52)%

Staff-related selling, general and administrative expenses	(5.1)	(8.5)	(0.1)	3.5	(41)%	(40)%	(14.4)	(24.6)	(0.7)	10.9	(44)%	(41)%
Non-staff related selling, general and administrative expenses	(3.0)	(7.9)	-	4.9	(62)%	(62)%	(10.7)	(20.8)	(0.3)	10.4	(50)%	(49)%
Labor costs capitalized	1.0	1.5	-	(0.5)	(33)%	(33)%	3.4	5.4	0.2	(2.2)	(41)%	(37)%
Other segment items:
Stock-based compensation	(0.2)	(0.2)	-	(0.0)	0%	0%	(0.6)	(1.0)	-	0.4	(40)%	(40)%

Depreciation and amortization	(9.8)	(9.1)	(0.1)	(0.6)	7%	8%	(27.9)	(27.9)	(0.6)	0.6	(2)%	0%
Held for sales adjustment - Impairment	-	(5.9)	0.0	5.9	(100)%	(100)%	-	(5.9)	0.0	5.9	(100)%	(100)%
Other selling, general and administrative expenses	(0.1)	(1.2)	-	1.1	(92)%	(92)%	(1.2)	(1.8)	-	0.6	(33)%	(33)%

Net operating Income	$9.5	$6.2	$(0.2)	$3.5	56%	53%	$22.6	$17.5	$0.2	$4.9	28%	29%

Exchange Rate - $ to £	1.34	1.35					1.34	1.32

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

Retail Solutions Net Operating Income

Net operating income for the three-month period ended September 30, 2026, increased by $3.5 million, compared to the three-month period ended September 30, 2025, and net operating income for the nine-month period ended September 30, 2026, increased by $4.9 million, compared to the nine-month period ended September 30, 2025, primarily driven by the sales of the UK holiday parks business and certain associated leisure assets, and the pub operator model restructuring.

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

Virtual Sports, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	September 30,	September 30,	2026 vs 2025		September 30,	September 30,	2026 vs 2025
	2026	2025		%	2026	2025		%
Virtuals

No. of Live Customers at the end of the period	59	60	(1.0)	(1.7)%	59	60	(1.0)	(1.7)%
Average No. of Live Customers	59	60	(1.0)	(1.7)%	59	58	1.0	1.7%
Total Revenue (£’m)	£6.3	£6.9	£(0.6)	(8.7)%	£19.4	£20.7	£(1.3)	(6.3)%
Total Revenue £’m - Retail	£2.2	£2.3	£(0.1)	(4.3)%	£6.5	£6.7	£(0.2)	(3.0)%
Total Revenue £’m - Online Virtuals	£4.1	£4.6	£(0.5)	(10.9)%	£12.9	£14.0	£(1.1)	(7.9)%

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

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	September 30,	September 30,	2026 vs 2025		September 30,	September 30,	2026 vs 2025
(In £ millions)	2026	2025		%	2026	2025		%
Virtual Sports Recurring Revenue
Total Virtual Sports Revenue	£6.3	£6.9	£(0.6)	(9)%	£19.4	£20.7	£(1.3)	(6)%

Recurring Revenue - Retail Virtuals	£2.0	£2.0	£(0.0)	(0)%	£5.9	£6.1	£(0.2)	(3)%
Recurring Revenue - Online Virtuals	£4.1	£4.5	£(0.4)	(9)%	£12.7	£13.6	£(0.9)	(7)%
Total Virtual Sports Long-term license amortization	£0.2	£0.3	£(0.1)	(33)%	£0.6	£0.7	£(0.1)	(14)%
Total Virtual Sports Recurring Revenue	£6.3	£6.8	£(0.5)	(7)%	£19.2	£20.4	£(1.2)	(6)%
Virtual Sports Recurring Revenue as a Percentage of Total Virtual Sports Revenue	100%	99%			99%	99%

“Recurring Revenue” includes our share of revenue generated from (i) our Virtual Sports products placed with operators; (ii) licensing our game content and intellectual property to third parties; and (iii) our games on third-party online gaming platforms that are interoperable with our game servers.

“Virtual Sports Long term license amortization” is the upfront license fee which is typically spread over the life of the contract.

Virtual Sports, Results of Operations

	For the Three-Month		Variance				For the Nine-Month		Variance
	Period ended		2026 vs 2025				Period ended		2026 vs 2025
(In millions)	September 30, 2026	September 30, 2025	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	September 30, 2026	September 30, 2025	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$8.5	$9.3	$(0.1)	$(0.7)	(8)%	(9)%	$26.1	$27.2	$0.6	$(1.7)	(6)%	(4)%

Cost of Service	(0.5)	(0.6)	-	0.1	(17)%	(17)%	(1.6)	(1.8)	-	0.2	(11)%	(11)%

Staff-related selling, general and administrative expenses	(2.3)	(2.4)	-	0.1	(4)%	(4)%	(6.7)	(7.0)	(0.1)	0.4	(6)%	(4)%
Non-staff related selling, general and administrative expenses	(0.5)	(0.6)	0.1	-	0%	(17)%	(1.1)	(1.7)	-	0.6	(35)%	(35)%
Labor costs capitalized	0.5	0.9	(0.1)	(0.3)	(33)%	(44)%	1.8	2.8	0.1	(1.1)	(39)%	(36)%
Other segment items:
Staff-related selling, general and administrative expenses
Stock-based compensation	(0.2)	(0.1)	-	(0.1)	100%	100%	(0.5)	(0.3)	-	(0.2)	67%	67%

Depreciation and amortization	(2.0)	(1.6)	-	(0.4)	25%	25%	(6.8)	(4.8)	(0.2)	(1.8)	38%	42%

Net operating Income	$3.5	$4.9	$(0.1)	$(1.3)	(27)%	(29)%	$11.2	$14.4	$0.4	$(3.6)	(25)%	(22)%

Exchange Rate - $ to £	1.34	1.35					1.34	1.32

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

Virtual Sports Revenue

During the three and nine-month period ended September 30, 2026, revenue decreased by $0.7 million and $1.7 million, or 8% and 6%, respectively compared to the three and nine-month period ended September 30, 2025, primarily driven by lower revenue from a key customer, and the provisional measure prohibiting regulated online betting and gaming operations in Brazil.

Virtual Sports Net Operating Income

During the three-month period ended September 30, 2026, net operating income decreased by $1.3 million compared to the three-month period ended September 30, 2025, primarily due to a decrease in gross margin of $0.6 million, an increase in depreciation and amortization of $0.4 million, and a reduction in labor capitalization of $0.3 million.

During the nine-month period ended September 30, 2026, net operating income decreased by $3.6 million compared to the nine-month period ended September 30, 2025, mainly due to an increase in depreciation and amortization of $1.8 million and a decrease in gross margin of $1.5 million.

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

Interactive, Key Performance Indicators

	For the Three-Month Period ended		Variance		For the Nine-Month Period ended		Variance
	September 30,	September 30,	2026 vs 2025		September 30,	September 30,	2026 vs 2025
	2026	2025		%	2026	2025		%
Interactive

No. of Live Customers at the end of the period	225	199	26	13.1%	225	199	26	13.1%
Average No. of Live Customers	220	197	23	11.7%	216	191	25	13.1%
No. of Games available at the end of the period	381	334	47	14.1%	381	334	47	14.1%
Average No. of Games available	372	331	41	12.4%	358	324	34	10.5%
No. of Live Games at the end of the period	358	311	47	15.1%	358	311	47	15.1%
Average No. of Live Games	349	308	41	13.3%	335	300	35	11.7%
Total Revenue (£’m)	£11.5	£11.3	£0.2	1.8%	£35.6	£31.0	£4.6	14.8%

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

“Total Revenue (£m)” represents total revenue for the Interactive segment, including recurring and upfront service revenue.

Interactive, Results of Operations

	For the Three-Month		Variance				For the Nine-Month		Variance
	Period ended		2026 vs 2025				Period ended		2026 vs 2025
(In millions)	September 30, 2026	September 30, 2025	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %	September 30, 2026	September 30, 2025	Variance Attributable to Currency Movement	Variance on a Functional currency basis	Total Functional Currency Variance %	Total Reported Variance %

Service Revenue	$15.5	$15.1	$(0.1)	$0.5	3%	3%	$47.9	$40.8	$1.0	$6.1	15%	17%

Cost of Service	(0.7)	(0.8)	-	0.1	(13)%	(13)%	(2.3)	(2.2)	(0.1)	-	0%	5%

Staff-related selling, general and administrative expenses	(3.5)	(2.9)	-	(0.6)	21%	21%	(9.7)	(8.3)	(0.2)	(1.2)	14%	17%
Non-staff related selling, general and administrative expenses	(2.1)	(1.5)	-	(0.6)	40%	40%	(6.3)	(5.1)	(0.1)	(1.1)	22%	24%
Labor costs capitalized	1.0	0.8	-	0.2	25%	25%	2.7	2.3	0.1	0.3	13%	17%
Other segment items:

Stock-based compensation	(0.2)	(0.2)	-	-	0%	0%	(0.5)	(0.5)	-	-	0%	0%

Depreciation and amortization	(2.2)	(1.9)	-	(0.3)	16%	16%	(5.2)	(4.2)	(0.1)	(0.9)	21%	24%

Net operating Income	$7.8	$8.6	$(0.1)	$(0.7)	(8)%	(9)%	$26.6	$22.8	$0.6	$3.2	14%	17%

Exchange Rate - $ to £	1.34	1.35					1.34	1.32

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

Interactive Revenue

During three and nine-month periods ended September 30, 2026, revenue increased by $0.5 million and $6.1 million, or 3% and 15%, respectively, compared to the three and nine-month periods ended September 30, 2025, mainly driven by recurring revenue growth in the UK, mainland Europe and North America. UK revenue growth was partially offset by higher UK remote gaming taxes applicable from Q2 2026.

Interactive Net Operating Income

Net operating income for the three-month period ended September 30, 2026, decreased by $0.7 million, compared to the three-month period ended September 30, 2025. This decrease was driven by the increases in staff and non-staff related selling, general and administrative expenses of $1.0 million, depreciation and amortization of $0.3 million, partially offset by the gross margin increase of $0.6 million

For the nine-month period ended September 30, 2026, compared to the nine-month period ended September 30, 2025, net operating income increased by $3.2 million driven by the increase in gross margin of $6.1 million, partially offset by increases in staff and non-staff related selling, general and administrative expenses of $2.0 million and depreciation and amortization of $0.9 million, incurred to support revenue growth.

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

Reconciliations from net loss, as shown in our Consolidates Statements of Operations and Comprehensive Income (Loss), to Adjusted EBITDA are shown below:

Reconciliation to Adjusted EBITDA by segment for the Three and Nine Months ended September 30, 2026

	For the Three-Month Period ended					For the Nine-Month Period ended
	September 30, 2026					September 30, 2026
(In millions)	Total	Retail Solutions	Virtual Sports	Interactive	Corporate	Total	Retail Solutions	Virtual Sports	Interactive	Corporate
Net Income/ (loss)	$(0.1)	$9.5	$3.5	$7.8	$(20.9)	$(0.4)	$22.6	$11.2	$26.6	$(60.8)

Pension charges (1)	0.3				0.3	0.7				0.7

Costs of group restructure (2)	1.8	0.1			1.7	3.0	1.2			1.8
Stock-based compensation expense (4)	1.3	0.2	0.2	0.2	0.7	4.3	0.6	0.5	0.5	2.7

Depreciation and amortization (4)	14.5	9.8	2.0	2.2	0.5	41.5	27.9	6.8	5.2	1.6
Interest expense net (4)	9.6				9.6	29.6				29.6
Other finance expenses / (income) (4)	(0.1)				(0.1)	(0.4)				(0.4)
Income tax (4)	0.9				0.9	0.6				0.6
Adjusted EBITDA	$28.2	$19.6	$5.7	$10.2	$(7.3)	$78.9	$52.3	$18.5	$32.3	$(24.2)

Adjusted EBITDA	£21.0	£14.6	£4.2	£7.6	£(5.4)	£58.8	£39.0	£13.7	£24.0	£(17.9)

Exchange Rate - $ to £ (5)	1.34					1.34

Note: Certain corporate function costs have not been allocated to the Company’s reportable operating segments because to do so would not be practical; these are shown in the Corporate category.

Reconciliation to Adjusted EBITDA by segment for the Three and nine Months ended September 30, 2025

	For the Three-Month Period ended					For the Nine-Month Period ended
	September 30, 2025					September 30, 2025
(In millions)	Total	Retail Solutions	Virtual Sports	Interactive	Corporate	Total	Retail Solutions	Virtual Sports	Interactive	Corporate
Net Income/ (loss)	$(1.9)	$6.2	$4.9	$8.6	$(21.6)	$(9.8)	$17.5	$14.4	$22.8	$(64.5)
Pension charges (1)	0.3				0.3	0.8				0.8

Cost of Group Restructure (2)	1.7	1.2			0.5	5.4	1.8			3.6

Costs of group restatement (3)	0.1				0.1	4.1				4.1
Stock-based compensation expense (4)	1.4	0.2	0.1	0.2	0.9	4.6	1.0	0.3	0.5	2.8

Depreciation and amortization (4)	13.2	9.1	1.6	1.9	0.6	39.1	27.9	4.8	4.2	2.2
Held for sale adjustment - Impairment (6)	5.9	5.9				5.9	5.9
Interest expense net (4)	12.5				12.5	26.6				26.6
Other finance expenses / (income) (4)	(0.2)				(0.2)	(0.6)				(0.6)
Income tax (4)	(0.7)				(0.7)	3.0				3.0
Adjusted EBITDA	$32.3	$22.6	$6.6	$10.7	$(7.6)	$79.1	$54.1	$19.5	$27.5	$(22.0)

Adjusted EBITDA	£24.0	£16.8	£4.9	£7.9	£(5.6)	£59.8	£40.9	£14.8	£20.8	£(16.7)

Exchange Rate - $ to £ (5)	1.35					1.32

Note: Certain corporate function costs have not been allocated to the Company’s reportable operating segments because to do so would not be practical; these are shown in the Corporate category.

Notes to Adjusted EBITDA reconciliation tables above:

(1)	“Pension charges” are profit and loss charges included within selling, general and administrative expenses, relating to a defined benefit scheme which was closed to new entrants in 1999 and to future accrual in 2010. As well as the amortization of net loss, the figure also includes charges relating to the Pension Protection Fund (which were historically borne by the pension scheme) and a small amount of associated professional services expenses. These costs are included within Corporate Functions.

(2)	“Costs of Group Restructure” includes redundancy costs, Payments In Lieu of Notice costs and any associated employer taxes. To qualify as being an adjusting item, costs must be part of a large restructuring project, which will net save ongoing future costs or be in relation to the exit of an Executive.

(3)	“Costs of group Restatement” includes accounting advice and other related costs associated with the restatement of financial statements. It also includes costs relating to the SEC inquiry that was concluded in January 2025. To qualify as an adjusting item, costs must be specific to the event and be neither normal nor recurring in nature.

(4)	Stock-based compensation expense, Depreciation and amortization, Total other expense, net and Income tax are described above in the Results of Operations line-item discussions. Total expense, net includes interest income, interest expense, change in fair value of earnout liability, change in fair value of derivative liability and other finance income.

(5)	Exchange rate in the table is calculated by dividing the USD Adjusted EBITDA by the GBP Adjusted EBITDA, therefore this could be slightly different from the average rate during the period depending on timing of transactions.

(6)	Held for sale adjustment – impairment – In Q3 2025, the company entered into a definitive agreement to the sale of its UK holiday parks business and certain associated leisure assets. This includes assets held for sale measured at the lower of carrying value or fair value less the costs to sell.

Liquidity and Capital Resources

Nine Months ended September 30, 2026, compared to Nine Months ended September 30, 2025

	Nine Months ended		Variance
	September 30,	September 30,	2026 to
(in millions)	2026	2025	2025
Net loss	$(0.4)	$(9.8)	$9.4
Amortization of debt fees	3.1	2.3	0.8
Change in fair value of stock-based compensation expense	4.3	4.6	(0.3)
Impairment loss on classification as held for sale	-	5.9	(5.9)
Deferred income taxes	0.3	(2.8)	3.1
Depreciation and amortization (incl right of use assets)	43.0	42.3	0.7
Other net cash (utilized)/generated by operating activities	(4.6)	8.3	(12.9)
Net cash provided by operating activities	45.7	50.8	(5.1)

Net cash used in investing activities	(25.0)	(42.2)	17.2
Net cash (used)/generated by financing activities	(26.9)	3.4	(30.3)
Net increase in cash classified within assets held for sale	-	(7.6)	7.6
Effect of exchange rates on cash	(0.6)	2.6	(3.2)
Net (decrease)/increase in cash and cash equivalents	$(6.8)	$7.0	$(13.8)

Net cash provided by operating activities

For the nine months ended September 30, 2026, net cash provided by operating activities was a $45.7 million inflow, compared to a $50.8 million inflow for the nine months ended September 30, 2025, representing a $5.1 million decrease in cash generation from operating activities. This decrease was driven primarily through the collection of receipts in the prior year relating to machine sales made at the end of 2024 and favorable timing on supplier payments in the prior year.

Change in fair value of stock-based compensation expense decreased by $0.3 million from $4.6 million to $4.3 million. All expenses related to outstanding awards.

Depreciation and amortization increased by $0.7 million, to $43.0 million, with increases of $3.7 million for contract costs, $0.4 million for both intangible assets and software development amortization and $0.3 million for non-machine depreciation largely offset by decreases of $2.6 million for machine depreciation and $1.6 million for right of use leased assets.

Other net cash generated/(utilized) by operating activities decreased by $12.9 million, from a $8.3 million inflow to a $4.6 million outflow. The relative movements between the nine months ended September 30, 2026 and the nine months ended September 30, 2025 resulted in adverse movements in accounts receivable of $21.8 million and in accounts payable and other creditors of $14.7 million. The adverse movement in accounts receivable was due to collection of receipts in the first half of 2025 from several significant machine hardware sales made at the end of 2024. The adverse movements from accounts payable was due to timing of supplier payments and the timing of the roll out of machines being delivered to Greece. Further adverse movements were seen in deferred revenue $7.7 million relating to the unwind of existing balances over the contractual life. These were largely offset by favorable movements in other debtors and prepayments of $33.5 million due to changes in accrued income levels, finance lease debtors and the final collection in 2026 of receipts relating to the sale of part of the Leisure business in 2025.

Net cash used in investing activities

Net cash utilized in investing activities decreased by $17.2 million, to $25.0 million during the nine months ended September 30, 2026. This was driven by reduced spend on plant, property and equipment of $18.4 million and on contract costs by $0.2 million partly offset by higher capital software spend of $1.4 million.

Net cash used by financing activities

During the nine months ended September 30, 2026, net cash utilized by financing activities was $26.9 million. This included discretionary spend making debt repayments of $23.3 million and repurchase of shares of $5.2 million. Finance lease spend was $3.1 million. These were partly offset by a $4.8 million generation of cash relating to the net increase from a loan received. During the nine months ended September 30, 2025 net cash of $3.4 million was generated by financing activities due to the refinancing of the business in June 2025 which resulted in a net generation of cash of $8.2 million which was partly offset by a $4.8 million outflow relating to finance lease spend.

Funding Needs and Sources

To fund our obligations, we have historically relied on a combination of cash flows provided by operations and the incurrence of additional debt or the refinancing of existing debt. As of September 30, 2026, we had liquidity consisting of $36.5 million in cash and cash equivalents, of which $1.2 million is restricted in escrow until November 2026 and a further $23.6 million of undrawn revolver facility. This compares to $36.2 million of cash and cash equivalents as of September 30, 2025, with a further $24.0 million of revolver facilities undrawn. We had a working capital outflow of $4.6 million for the nine months ended September 30, 2026, compared to an $8.3 million inflow for the nine months ended September 30, 2025.

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

Historically, some of our business operations require cash to be held within the machines. However, with the sale of our holiday park business and certain associated leisure assets in November 2025, the operational float requirement was removed. As of September 30, 2026, none of our $36.5 million of cash was held as operational floats within the machines. At September 30, 2025, $7.6 million of operational floats were held within the machines. However this was included as part of the held-or-sale asset balance and was not included within the $36.2 million of cash and cash equivalents balance.

Management currently believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and the ability to control and defer capital projects will be sufficient to fund the Company’s net cash requirements through November 2027.

Long Term and Other Debt

(In millions)	September 30, 2026		September 30, 2025
Cash held	£27.5	$36.5	£26.9	$36.3

Original principal senior debt	(252.5)	(335.4)	(270.0)	(363.5)
Net loan	(3.6)	(4.7)	-	-
Cash interest accrued	(7.6)	(10.1)	(8.6)	(11.6)
Finance lease creditors	(11.0)	(14.6)	(15.7)	(21.1)
Total	£(247.2)	$(328.3)	£(267.4)	$(359.9)

Note: Table presented in GBP and USD as principal senior debt has a base currency of GBP, movements in the USD value represent foreign currency exchange rate fluctuations.

Debt Covenants

Under the Note Purchase Agreement in place as of September 30, 2026, we are subject to covenant testing on the Senior Notes. The Notes Purchase Agreement requires that the Company maintain a maximum consolidated senior secured net leverage ratio of 5.0x on the test date for the relevant periods ending September 30, 2025, December 31, 2025, March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027, stepping down to 4.75x on June 30, 2027 and each relevant period thereafter (the “Notes Financial Covenant”). The Notes Financial Covenant is calculated as the ratio of consolidated senior secured net debt to consolidated pro forma EBITDA (defined as consolidated net income after adding back certain items including (without limitation) interest expense, taxes, depreciation and amortization expenses and exceptional or non-recurring costs and losses and after adjusting for certain projected savings and synergies) for the 12-month period preceding the relevant quarterly testing date and is tested quarterly on a rolling basis. The Notes Purchase Agreement does not include a minimum interest coverage ratio or other financial covenants.

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

Covenant testing at September 30, 2026 and September 30, 2025 showed covenant compliance with the current debt facilities in place.

Liens and Encumbrances

As of September 30, 2026, our Senior Notes were secured by the imposition of a fixed and floating charge in favor of the lender over all the assets of the Company and certain of the Company’s subsidiaries.

Share Repurchases

In November 2025 the Board of Directors authorized a new share repurchase program permitting the repurchase, subject to repurchases being effected on or before November 30, 2028 of up to an aggregate amount of $25.0 million of the Company’s issued and outstanding shares of common stock. Since the authorization, the Company has repurchased an aggregate of 763,829 shares at an aggregate cost of $5.6 million. Of these repurchased amounts an aggregate of 707,225 shares at an aggregate cost of $5.2 million were repurchased during the nine months ended September 30, 2026.

The Company’s prior repurchase program expired on May 10, 2025. Under the prior program the Company repurchased an aggregate of 1,193,118 shares at an aggregate cost of $12.0 million (repurchases were effected during the years 2022-2023).

Total cumulative share repurchases under both share repurchase programs amount to an aggregate of 1,956,947 shares at an aggregate cost of $17.6 million.

Contractual Obligations

As of September 30, 2026, our contractual obligations were as follows:

		Less than			More than
Contractual Obligations (in millions)	Total	1 year	1-2 years	3-5 years	5 years
Operating activities
Interest on long term debt	$131.2	$32.8	$32.8	$65.6	$-
Purchase of machines	10.4	10.4	-	-	-
Financing activities

Senior bank debt - principal repayment	335.4	-	-	335.4	-
Loan	4.7	2.5	2.2
Finance lease payments	14.6	4.5	5.4	4.7	-
Operating lease payments	9.5	2.4	2.0	3.8	1.3
Interest on non-utilization fees	1.0	0.3	0.3	0.4	-
Total	$506.8	$52.9	$42.7	$409.9	$1.3

Off-Balance Sheet Arrangements

As of September 30, 2026, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, promulgated by the SEC.

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

Revenue recognition is also impacted by our ability to estimate consideration, including, for example, estimates for variable income and for income earned but unbilled prior to the reporting period end. We consider various factors when making these judgments, including a review of specific transactional data and contracted terms, information obtained subsequent to the reporting period end and historical experience. Evaluations are conducted each quarter to assess the adequacy of the estimates.

Other significant judgments include determining whether the Company is acting as the principal or the agent in a transaction.

The Company recognized service and product revenue of $159.8 million and $19.6 million, respectively, for the nine months ended September 30, 2026. The Company’s revenue recognition policy, which requires significant judgments and estimates, is fully described in Note 1 “Nature of Operations, Management’s Plans and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of the Company’s 2025 Form 10-K.

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

As at September 30, 2026, we had £252.5 million ($335.4 million) of senior note debt subject to a floating rate interest charge that can vary with the SONIA rate. If the floating interest rates increased by 1%, the additional interest charge would have been approximately $2.6 million for the nine months ended September 30, 2026. If the floating interest rates increased by 5%, the additional interest charge would have been approximately $13.1 million for the nine months ended September 30, 2026. The additional interest charges are based on the full senior note debt being unhedged.

Up until the debt refinancing in June 2025, the previous external borrowings of senior notes were provided at a fixed rate. Therefore, movements in rates such as SONIA did not impact on the borrowings and the only fluctuation that was reported was solely caused by movements in the exchange rates between the Company’s functional currency and its reporting currency.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than GBP, which is our functional currency, or (ii) the functional currencies of our subsidiaries, which is not necessarily GBP. To estimate our foreign currency exchange rate risk, we identify material Euro and US Dollar trading and balance sheet amounts and recalculate the result using a 10% movement in the GBP:US Dollar exchange rate. For the trading figures the 10% movement is based on the average exchange rate throughout the reported period and for the balance sheet figures the 10% movement is based on the exchange rate used at September 30, 2026.

Excluding intercompany balances, our Euro functional currency net assets total approximately $39.3 million, and our US Dollar functional currency net assets total approximately $6.4 million. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the US Dollar. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of September 30, 2026, would result in favorable translation adjustments of approximately $3.5 million and $0.6 million, respectively, recorded in other comprehensive loss.

Included within our trading results are earnings outside of our functional currency. Retained gains from Euro based entities earned in Euros and retained losses from USD based entities earned in US Dollars in the nine months ended September 30, 2026, were €8.8 million and $4.8 million, respectively. A hypothetical 10% adverse change in the value of the Euro and the US Dollar relative to GBP as of September 30, 2026, would result in translation adjustments of approximately $0.9 million favorable and $0.4 million unfavorable, respectively, recorded in trading operations.

The majority of the Company’s trading is in GBP, the functional currency, although the reporting currency of the Company is the US Dollar. As such, changes in the GBP:USD exchange rate have an effect on the Company’s results. A 10% weakening of GBP against the US Dollar would change the trading operations results favorably by approximately $1.1 million and would result in unfavorable translation adjustments of approximately $6.0 million, recorded in other comprehensive loss.

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

Under the supervision, and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due to the material weaknesses described in Item 9A of the Company’s 2025 Form 10-K.

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

As of September 30, 2026, as discussed above, the Company has made substantial progress in enhancing its systems, processes, and internal controls over financial reporting, which will also increase operational efficiency. Management remains committed to maintaining a strong control environment through the ongoing evaluation and enhancement of its processes and internal controls to ensure they are appropriately designed and operating effectively to support reliable financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than the control changes to address previously identified material weaknesses, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of our officers or directors, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1#*	Amendment, dated August 12, 2026, to Employment Agreement, dated August 3, 2021, as amended, by and between Inspired Gaming (UK) Limited and Carys Damon.
10.2#*	Separation Agreement, dated August 12, 2026, by and between Inspired Gaming (UK) Limited and Simona Camilleri.
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED ENTERTAINMENT, INC.

Date: November 5, 2026		/s/ A. Lorne Weil
	Name:	A. Lorne Weil
	Title:	Executive Chairman
(Principal Executive Officer)

Date: November 5, 2026		/s/ Craig Wilson
	Name:	Craig Wilson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

